Form 10-K
period 2009-12-31
HARRAHS ENTERTAINMENT INC
filed 2010-03-09
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 8, 2010, the Registrant had 10 shares of voting Common Stock and 40,672,292 shares of non-voting Common Stock outstanding. There is not a market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

HARRAH’S ENTERTAINMENT, INC.

PART I

ITEM 1.	Business.

Overview

Harrah’s Entertainment, Inc., a Delaware corporation, is one of the largest casino entertainment providers in the world. Our business is primarily conducted through a wholly-owned subsidiary, Harrah’s Operating Company, Inc., although certain material properties are not owned by Harrah’s Operating Company, Inc. As of December 31, 2009, we owned, operated or managed 52 casinos in seven countries, but primarily in the United States and England. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Canada, one combination greyhound racetrack and casino, one combination thoroughbred racetrack and casino and one harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. As of December 31, 2009, our facilities have an aggregate of approximately 3 million square feet of gaming space and approximately 39,000 hotel rooms. We have a customer loyalty program, Total Rewards, which has over 40 million members that we use for marketing promotions and to generate play by our customers when they travel among our markets in the United States and Canada. We also own and operate the World Series of Poker® tournament and brand. Unless otherwise noted or indicated by the context, the terms “Harrah’s,” “Harrah’s Entertainment,” “Company,” “we,” “us” and “our” refer to Harrah’s Entertainment, Inc.

We were incorporated on November 2, 1989 in Delaware, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Caesars Palace Drive, Las Vegas, Nevada 89109, telephone (702) 407-6000. Until January 28, 2008, our common stock was traded on the New York Stock Exchange under the symbol “HET.”

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction, hereinafter referred to as the “Acquisition,” valued at approximately $30.7 billion, including the assumption of $12.4 billion of debt and the incurrence of approximately $1.0 billion of acquisition costs. Holders of Harrah’s Entertainment stock received $90.00 in cash for each outstanding share of common stock. As a result of the Acquisition, the issued and outstanding shares of non-voting common stock and non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo and TPG, certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo and TPG. As a result of the Acquisition, our stock is no longer publicly traded.

Description of Business

Our casino business commenced operations in 1937. We own or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants and non-gaming entertainment facilities. The descriptions below are as of December 31, 2009, except where otherwise noted.

In southern Nevada, Harrah’s Las Vegas, Rio All-Suite Hotel & Casino, Caesars Palace, Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas, Imperial Palace Hotel & Casino, Bill’s Gamblin’ Hall & Saloon and Hot Spot Oasis are located in Las Vegas, and draw customers from throughout the United States. On February 19, 2010, we acquired the Planet Hollywood Resort and Casino in Las Vegas. Harrah’s Laughlin is located near both the Arizona and California borders and draws customers primarily from the southern California and Phoenix metropolitan areas and, to a lesser extent, from throughout the U.S. via charter aircraft.

In northern Nevada, Harrah’s Lake Tahoe, Harveys Resort & Casino and Bill’s Casino are located near Lake Tahoe and Harrah’s Reno is located in downtown Reno. These facilities draw customers primarily from northern California, the Pacific Northwest and Canada. On January 4, 2010, we closed Bill’s Casino and sold the property on February 26, 2010.

Our Atlantic City casinos, Harrah’s Resort Atlantic City, Showboat Atlantic City, Caesars Atlantic City and Bally’s Atlantic City, draw customers primarily from the Philadelphia metropolitan area, New York and New Jersey.

Harrah’s Chester is a combination harness racetrack and slot facility located approximately six miles south of Philadelphia International Airport which draws customers primarily from the Philadelphia metropolitan area and Delaware. In June 2009, we acquired an additional interest in this property and we now have a 95 percent ownership interest in this property.

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

Horseshoe Tunica, Harrah’s Tunica and Tunica Roadhouse Hotel & Casino (formerly Sheraton Casino & Hotel Tunica), dockside casino complexes located in Tunica, Mississippi, are approximately 30 miles from Memphis, Tennessee and draw customers primarily from the Memphis area.

Horseshoe Casino and Bluffs Run Greyhound Park, a land-based casino and pari-mutuel facility, and Harrah’s Council Bluffs Casino & Hotel, a dockside casino facility, are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. At Horseshoe Casino and Bluffs Run Greyhound Park, we own the assets other than gaming equipment, and lease these assets to the Iowa West Racing Association, or IWRA, a nonprofit corporation, and we manage the facility for the IWRA under a management agreement expiring in October 2024. Iowa law requires that a qualified nonprofit corporation hold Bluffs Run’s gaming and pari-mutuel licenses and own its gaming equipment. The license to operate Harrah’s Council Bluffs Casino & Hotel is held jointly with IWRA, the qualified sponsoring organization. The Sponsorship and Operations Agreement between IWRA and us terminates on December 31, 2010, subject to our option to extend the term of the agreement for five succeeding three year terms, provided we are not in default.

Caesars Windsor, located in Windsor, Ontario, draws customers primarily from the Detroit metropolitan area and the Conrad Resort & Casino located in Punta Del Este, Uruguay, draws customers primarily from Argentina and Uruguay.

As part of the acquisition of London Clubs in December 2006, we own or manage four casinos in London: the Sportsman, the Golden Nugget, the Rendezvous, and The Casino at the Empire. We ceased managing Fifty in November, 2009 when the facility closed. Our casinos in London draw customers primarily from the London metropolitan area as well as international visitors. We also own Alea Nottingham, Alea Glasgow, Alea Leeds, Manchester235, Rendezvous Brighton and Rendezvous Southend-on-Sea in the provinces of the United Kingdom, which primarily draw customers from their local areas. Pursuant to a concession agreement, we also operate two casinos in Cairo, Egypt, The London Club Cairo (which is located at the Ramses Hilton) and Caesars Cairo, which draw customers primarily from other countries in the Middle East. Emerald Safari, located in the province of Gauteng in South Africa, draws customers primarily from South Africa.

We also earn fees through our management of three casinos for Indian tribes:

¡

Harrah’s Phoenix Ak-Chin, located near Phoenix, Arizona, which we manage for the Ak-Chin Indian Community under a management agreement that expires in December 2014. Harrah’s Phoenix Ak-Chin draws customers from the Phoenix metropolitan area;

¡

Harrah’s Cherokee Casino and Hotel, which we manage for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina under a management contract that expires in November 2011. Harrah’s Cherokee draws customers from eastern Tennessee, western North Carolina, northern Georgia and South Carolina; and

¡

Harrah’s Rincon Casino and Resort, located near San Diego, California, which we manage for the Rincon San Luiseno Band of Mission Indians under a management agreement that expires in November 2013. Harrah’s Rincon draws customers from the San Diego metropolitan area and Orange County, California.

We own and operate Bluegrass Downs, a harness racetrack located in Paducah, Kentucky, and own a one-half interest in Turfway Park LLC, which is the owner of the Turfway Park thoroughbred racetrack in Boone County, Kentucky. Turfway Park LLC owns a minority interest in Kentucky Downs LLC, which is the owner of the Kentucky Downs racetrack located in Simpson County, Kentucky.

We also operate the World Series of Poker tournaments, and we license trademarks for a variety of products and businesses related to this brand.

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

Our Total Rewards program is structured in tiers, providing customers an incentive to consolidate their play at our casinos. Total Rewards customers are able to earn Tier Credits and Reward Credits and redeem those credits at substantially all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses. Total Rewards members can also earn Tier Credits and Reward Credits for non-gaming purchases at our facilities. Depending on their level of play with us in a calendar year, customers may be designated as either Gold, Platinum, Diamond, or Seven Stars customers. Customers who do not participate in Total Rewards are encouraged to join, and those with a Total Rewards card are encouraged to consolidate their play through targeted promotional offers and rewards.

We have developed a database containing information for our customers and aspects of their casino gaming play. We use this information for marketing promotions, including through direct mail campaigns and the use of electronic mail and our website.

Patents and Trademarks

We hold the following trademarks used in this document: Harrah’s ® , Caesars ® , Grand CasinoSM, Bally’s ® , Flamingo ®, Paris ®, Caesars Palace ® , Rio ® , Showboat ® , Bill’s ® , Harveys ® , Total Rewards ® , Bluffs Run ® , Louisiana Downs ® , Reward Credits ® , Horseshoe ® , Seven Stars ® , Tunica Roadhouse SM and World Series of Poker ® . Trademark rights are perpetual provided that the mark remains in use by us. We consider all of these marks, and the associated name recognition, to be valuable to our business.

We have been issued six U.S. patents covering some of the technology associated with our Total Rewards program-U.S. Patent No. 5,613,912 issued March 25, 1997, expiring April 5, 2015 (which is the subject of a license agreement with Mikohn Gaming Corporation); U.S. Patent No. 5,761,647 issued June 2, 1998, which we will allow to lapse in 2010; expiring May 24, 2016; U.S. Patent No. 5,809,482 issued September 15, 1998, expiring September 15, 2015; U.S. Patent No. 6,003,013 issued December 14, 1999, now expired; U.S. Patent No. 6,183,362, issued February 6, 2001, now expired; and U.S. Patent No. 7,419,427, issued September 2, 2008, which will expire on May 24, 2016. We have also been issued two U.S. patents covering some of the technology associated with our Total Rewards 2 program-U.S. Patent 7,329,185, issued February 12, 2008, which will expire on September 29, 2024; and U.S. Patent 7,410,422, issued on August 12, 2008, which will expire on April 24, 2025.

Competition

We own, operate or manage land-based, dockside, riverboat and Indian casino facilities in most U.S. casino entertainment jurisdictions. We also own, operate or manage properties in Canada, the provinces of the United Kingdom, South Africa, Egypt and Uruguay. We compete with numerous casinos and casino hotels of varying quality and size in the market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.

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

The expansion of casino entertainment into new markets, such as the expansion of tribal casino opportunities in New York and California and the approval of gaming facilities in Pennsylvania and Florida present competitive issues for us which have had a negative impact on our financial results.

The casino entertainment industry is also subject to political and regulatory uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Operating Results” and “—Regional Operating Results.”

2009 Events

Las Vegas. In July 2007, we announced plans for an expansion and renovation of Caesars Palace Las Vegas. We announced that we will defer completion of the planned 660-room hotel tower due to current economic conditions impacting the Las Vegas tourism sector. We completed other aspects of the project in 2009 as planned, including the mid-summer 2009 opening of an additional 110,000 square feet of meeting and convention space, three 10,000 square foot villas and an expanded pool and garden area. The total capital expenditures for the project, excluding the costs to complete the deferred rooms, was approximately $641.4 million.

Macau. In September 2007, we acquired a company with the right to operate a golf course located on 175 acres on the Cotai adjacent to one of two border crossings into Macau from China. Since the acquisition, we have undertaken a redesign of the golf course and opened a Butch Harmon School of Golf at the facility. We also plan to complete renovations of the existing clubhouse to add certain amenities, meeting facilities, and a restaurant.

Financing Activity

Exchange Offer. In April 2009, Harrah’s Operating Company, Inc. completed private exchange offers to exchange approximately $3,648.8 million aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5,470.1 million principal amount of its outstanding debt due between 2010 and 2018.

Bond Offerings. In June 2009, Harrah’s Operating Company, Inc. issued $1,375.0 million principal amount of 11.25% senior secured notes due 2017 which are secured with a first priority lien on the assets of Harrah’s Operating Company, Inc. and the subsidiaries that secure the senior secured credit facilities. Proceeds from this issuance were used to pay a portion of HOC’s outstanding term loans and revolving loans under its senior secured credit facilities.

In September 2009, Harrah’s Operating Company, Inc. issued $720.0 million aggregate principal amount of 11.25% senior secured notes due 2017 which are secured with an additional first priority lien on the assets of Harrah’s Operating Company, Inc. and the subsidiaries that secure the senior secured credit facilities. Proceeds from this issuance were used to pay a portion of HOC’s outstanding term loans and revolving loans under its senior secured credit facilities.

Term Loan and Tender Offers. In October 2009, Harrah’s Operating Company, Inc. completed cash tender offers for certain of its outstanding debt securities with maturities in 2010 and 2011. In connection with these tender offers, Harrah’s Operating Company, Inc. borrowed $1,000 million of new term loans under its senior secured credit facilities pursuant to an incremental amendment.

CMBS Loan Repurchase. In November 2009, the Company purchased from certain lenders mezzanine loans under its commercial mortgage-backed securities financing (the “CMBS Purchases”). The Company purchased these loans using an aggregate amount of approximately $237 million of cash, at a purchase price of 25 cents per $1.00 principal amount of such loans. All loans purchased by the Company in such purchases were cancelled. The funds used to consummate the CMBS Purchases were borrowed from Harrah’s Operating Company, Inc. pursuant to an intercompany loan.

Subsequent Event

On February 19, 2010, we completed the acquisition of the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. Planet Hollywood is adjacent to Paris Las Vegas and gives Harrah’s seven contiguous resorts on the east side of the Las Vegas Strip.

On March 5, 2010, we received the consent of our lenders under our CMBS financing to amend the terms of the CMBS financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be cancelled. The amendment to the terms of the CMBS Loans will become effective upon execution of definitive documentation.

In addition, we have agreed to purchase approximately $124 million of face value of CMBS Loans for $37 million, subject to the execution of definitive documentation for the amendments. In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the amendments, the borrowers have agreed to pay lenders selling CMBS Loans an additional $48 million for loans previously sold, subject to the execution of definitive documentation for the amendments.

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

Employee Relations

We have approximately 69,000 employees through our various subsidiaries. Approximately 25,000 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at certain of our properties. Most of our employees covered by collective bargaining agreements are located at our properties in Las Vegas and Atlantic City. Our collective bargaining agreements with employees located at our Atlantic City properties expire in September 2010 and at our Las Vegas properties in May 2012.

Available Information

Our internet address is www.harrahs.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Code of Conduct and our Code of Business Conduct and Ethics for Principal Officers are available on our website under the “Investor Relations” link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Harrah’s Entertainment, Inc., Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

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

In recent years, with fewer new markets opening for development, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009 in Las Vegas. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, New York, Connecticut, Pennsylvania, Mississippi, Missouri, Michigan, Indiana, Iowa, Kansas, Kentucky, Illinois, Ohio, Louisiana, Ontario, South Africa, Uruguay, United Kingdom, Egypt and/or other projects not yet announced which may be competitive in the other markets where we operate or intend to operate. Several states and Native American tribes are also considering enabling the development and operation of casinos or casino- like operations in their jurisdictions. In addition, our operations located in New Jersey and Nevada may be adversely impacted by the expansion of Native American gaming in New York and California, respectively.

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

We may decide to develop, construct and open new hotels, casinos and other gaming venues in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third party-debt, the incurrence of contingent liabilities and an increase in amortization expense related to intangible assets, which could have an adverse effect upon our business, financial condition and results of operations. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our recent expansion at Caesars Palace in Las Vegas, are susceptible to various risks and uncertainties, such as:

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

•	changes and concessions required by governmental or regulatory authorities;

•	the ability to finance the projects, especially in light of the substantial indebtedness incurred by us related to the Acquisition;

•	delays in obtaining, or inability to obtain, all licenses, permits and authorizations required to complete and/or operate the project; and

•	disruption of our existing operations and facilities.

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

Acts of terrorism and war, natural disasters and severe weather may negatively impact our future profits.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in Iraq and Afghanistan and other countries throughout the world will continue to directly or indirectly impact our business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

In addition, natural disasters such as major fires, floods, hurricanes and earthquakes could also adversely impact our business and operating results. For example, four of our properties were closed for an extended period of time due to the damage sustained from Hurricanes Katrina and Rita in August and September 2005, respectively. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted.

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

As our operations depend in part on our customers’ ability to travel, severe or inclement weather can also have a negative impact on our results of operations.

Work stoppages and other labor problems could negatively impact our future profits.

Some of our employees are represented by labor unions. A lengthy strike or other work stoppage at one of our casino properties or construction projects could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non–union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City and Las Vegas. For example, certain dealers at certain of our Atlantic City properties have voted to be represented by the United Auto Workers; however, to date, there are no collective bargaining agreements in place. The impact of this union activity is undetermined and could negatively impact our profits.

We may not realize all of the anticipated benefits of current or potential future acquisitions.

Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the businesses of such acquired company with our businesses. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies include, among others:

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

There is no assurance that we will realize the full benefits anticipated for any current or future acquisitions.

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

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting personnel, is intense. Recruiting, training, retention and benefit costs place significant demands on our resources. Additionally, the recent downturn in the gaming, travel and leisure sectors has made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.

We are controlled by the Sponsors, whose interests may not be aligned with ours.

All of the voting common stock of Harrah’s is held by Hamlet Holdings LLC, the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors. As such, the Sponsors have the power to control our affairs and policies. The Sponsors also control the election of our board of directors, and the appointment of management, and, if desired, the entering into of mergers, sales of substantially all of our assets or other extraordinary transactions.

Eight of our eleven directors have been appointed by the Sponsors. In addition, two of the three members of our Executive Committee, both members of our Human Resources Committee and two of the three members of our Audit Committee are affiliated with the Sponsors. The members affiliated with the Sponsors have the authority, subject to the terms of our debt, to issue additional shares, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. Furthermore, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the individuals affiliated with the Sponsors continue to control a significant amount of our outstanding voting common stock, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Native American tribes and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. For example, we may have potential liability arising from a class action lawsuit against Hilton Hotels Corporation relating to employee benefit obligations. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities, the real estate facility loans and the indentures governing most of Harrah’s Operating’s existing notes contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

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

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged a significant portion of our assets as collateral under our senior secured credit facilities, our real estate facility loans and our first lien notes and our second lien notes. If any of these lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Under our senior secured credit facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our senior secured credit facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require us to apply all of our available cash to repay these borrowings.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities, our real estate facilities and our first and second lien notes could proceed against the collateral granted to them to secure that indebtedness.

If the indebtedness under our first and second lien notes, senior secured credit facilities, real estate facilities or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We are a highly leveraged company. As of December 31, 2009, we had $22,051.9 million face value of outstanding indebtedness and our current debt service obligation is $1,690.8 million, which includes required interest payments of $1,616.5 million. As of December 31, 2009, HOC had $17,354.3 million face value of outstanding indebtedness including $853.9 million owed to HET, and HOC’s debt service obligation is $1,559.3 million, which includes required interest payments of $1,485.0 million.

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

We and our subsidiaries may be able to incur substantial indebtedness at any time from time to time, including in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, as of December 31, 2009, we had $1,040.8 million available for additional borrowing under our revolving credit facility after giving effect to approximately $162.2 million in outstanding letters of credit, all of which would be secured.

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

In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of the substantial indebtedness incurred to finance the consummation of the Acquisition;

•	the effects of local, national and global economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industry in particular;

•

construction factors, including delays, increased costs for labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•	the effects of environmental and structural building conditions relating to our properties;

•	our ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	access to available and reasonable financing on a timely basis;

•	changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same store or hotel sales;

•	the ability to recoup costs of capital investments through higher revenues;

•	acts of war, terrorist incidents, severe weather or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds;

•	difficulties in employee retention and recruitment as a result of our substantial indebtedness and the recent downturn in the gaming and hotel industries;

•	the effects of competition, including locations of competitors and operating and market competition; and

•	the other factors set forth under “Risk Factors” above.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

The following table sets forth information about our casino entertainment facilities:

Summary of Property Information*

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)
Atlantic City, New Jersey
Harrah’s Atlantic City	Land-based	173,200	3,150	150	2,590
Showboat Atlantic City	Land-based	120,100	2,840	120	1,330
Bally’s Atlantic City	Land-based	147,400	3,660	200	1,760
Caesars Atlantic City	Land-based	141,800	2,820	170	1,140

Las Vegas, Nevada
Harrah’s Las Vegas	Land-based	90,600	1,430	110	2,530
Rio	Land-based	117,300	1,100	90	2,520
Caesars Palace	Land-based	131,100	1,420	160	3,230
Paris Las Vegas	Land-based	105,100	1,140	100	2,920
Bally’s Las Vegas	Land-based	66,200	1,030	60	2,810
Flamingo Las Vegas (b)	Land-based	76,800	1,390	120	3,460
Imperial Palace	Land-based	118,000	760	50	2,640
Bill’s Gamblin’ Hall & Saloon	Land-based	42,500	390	40	200
Hot Spot Oasis (c)	Land-based	1,000	20	—	—
Planet Hollywood Resort and Casino (d)	Land-based	100,000	1,200	80	2,720

Laughlin, Nevada
Harrah’s Laughlin	Land-based	56,000	880	40	1,510

Reno, Nevada
Harrah’s Reno	Land-based	41,600	830	40	930

Lake Tahoe, Nevada
Harrah’s Lake Tahoe	Land-based	57,600	830	70	510
Harveys Lake Tahoe	Land-based	63,300	780	70	740
Bill’s Lake Tahoe(e)	Land-based	18,000	50	—	—

Chicago, Illinois area
Harrah’s Joliet (Illinois) (f)	Dockside	38,900	1,170	30	200
Horseshoe Hammond (Indiana)	Dockside	108,200	3,160	160	—

Metropolis, Illinois
Harrah’s Metropolis (g)	Dockside	31,000	1,150	30	260

Southern Indiana
Horseshoe Southern Indiana	Dockside	86,600	1,910	110	500

Council Bluffs, Iowa
Harrah’s Council Bluffs	Dockside	28,000	1,000	20	250
Horseshoe Council Bluffs (h)	Greyhound racing facility and land- based casino	78,800	1,810	80	—

Tunica, Mississippi
Horseshoe Tunica	Dockside	63,000	1,740	80	510
Harrah’s Tunica	Dockside	136,000	1,740	70	1,360
Tunica Roadhouse Hotel & Casino(i)	Dockside	31,000	800	20	130

Mississippi Gulf Coast
Grand Casino Biloxi	Dockside	28,800	820	30	490

St. Louis, Missouri
Harrah’s St. Louis	Dockside	111,500	2,700	90	500

North Kansas City, Missouri
Harrah’s North Kansas City	Dockside	60,100	1,760	60	390

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)

New Orleans, Louisiana
Harrah’s New Orleans	Land-based	125,100	2,040	120	450

Bossier City, Louisiana
Louisiana Downs	Thoroughbred racing facility and land- based casino	14,900	1,140	—	—
Horseshoe Bossier City	Dockside	29,900	1,380	70	610

Chester, Pennsylvania
Harrah’s Chester (j)	Harness racing facility and land-based casino	93,500	3,000	—	—

Phoenix, Arizona
Harrah’s Ak-Chin (k)	Indian Reservation	50,300	1,100	30	150

Cherokee, North Carolina
Harrah’s Cherokee (k)	Indian Reservation	78,500	2,610	50	580

San Diego, California
Harrah’s Rincon (k)	Indian Reservation	69,900	1,610	80	660

Punta del Este, Uruguay
Conrad Punta del Este Resort and Casino (j)	Land-based	44,500	480	80	300

Ontario, Canada
Caesars Windsor (l)	Land-based	100,000	2,570	70	760

United Kingdom
Golden Nugget	Land-based	5,100	40	20	—
Rendezvous Casino	Land-based	6,200	30	20	—
The Sportsman	Land-based	5,200	40	20	—
Rendezvous Brighton	Land-based	7,800	70	30	—
Rendezvous Southend-on-Sea	Land-based	8,700	50	30	—
Manchester235	Land-based	11,500	70	30	—
The Casino at the Empire	Land-based	20,900	120	30	—
Alea Nottingham	Land-based	10,000	50	20	—
Alea Glasgow	Land-based	15,000	60	30	—
Alea Leeds	Land-based	10,300	50	20	—

Egypt
The London Clubs Cairo-Ramses	Land-based	2,700	40	20	—
Caesars Cairo	Land-based	5,500	30	20	—

South Africa
Emerald Safari (m)	Land-based	37,700	660	30	190

*	As of December 31, 2009, unless otherwise noted.

(a)	Approximate.

(b)	Information includes O’Shea’s Casino, which is adjacent to this property.

(c)	As of December 31, 2009, this property operates under its own gaming license.

(d)	We acquired the property on February 19, 2010.

(e)	This property closed on January 4, 2010, and was later sold in February 2010.

(f)	We have an 80 percent ownership interest in and manage this property.

(g)	A hotel, in which we own a 12.5% special limited partnership interest, is adjacent to the Metropolis facility. We own a second 260-room hotel.

(h)	The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024. This information includes the Bluffs Run greyhound racetrack that operates at the property.

(i)	Prior to December 2009, this property operated under the Sheraton Tunica name.

(j)	We have approximately 95% ownership interest in this property.

(k)	Managed.

(l)	We have a 50 percent interest in Windsor Casino Limited, which operates this property. The Province of Ontario owns the complex.

(m)	We have a 95 percent interest in and manage this property. Twenty five percent of the shares in this property are “warehoused” and we are required to sell that interest to a Broad-Based Black Economic Empowerment shareholder.

ITEM 3.	Legal Proceedings.

Litigation Related to Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. (“Caesars”) and the Company acquired Caesars in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide class action lawsuits against Hilton alleging that the Hilton Plan’s benefit formula was back loaded in violation of ERISA, and that Hilton failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. The plaintiffs and Hilton are undertaking Court-mandated efforts to determine an appropriate remedy.

The Company received a letter from Hilton in October 2009 alleging potential liability under the above described claims and under the terms of the Allocation Agreement. The Company may be responsible for a portion of the liability resulting from the claims noted above. We are monitoring the status of the lawsuit, remedy determination, and our potential liability, if any.

Litigation Related to Our Operations

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1,787 million. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against us by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was approximately $1,014 million. On September 28, 2009, the Court entered summary judgment against the Tribe and dismissed the action, ruling that although alternative grounds were presented in the motion, the subject matter of the action was asserted in a prior action and settled by an oral agreement to end that matter with prejudice. On October 27, 2009, the Tribe filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. We have a settlement in principle with the Tribe that is subject to definitive documentation.

Litigation Related to Development

On March 6, 2008, Caesars Bahamas Investment Corporation (“CBIC”), an indirect subsidiary of HOC, terminated its previously announced agreement to enter into a joint venture in the Bahamas with Baha Mar Joint Venture Holdings Ltd. and Baha Mar JV Holding Ltd. (collectively, “Baha Mar”). To enforce its rights, on March 13, 2008, CBIC filed a complaint against Baha Mar, and the Baha Mar Development Company Ltd., in the Supreme Court of the State of New York, seeking a declaratory judgment with respect to CBIC’s rights under the Subscription and Contribution Agreement (the “Subscription Agreement”), between CBIC and Baha Mar dated January 12, 2007. Pursuant to the Subscription Agreement, CBIC agreed, subject to certain conditions, to subscribe for shares in Baha Mar Joint Venture Holdings Ltd., which was formed to develop and construct a casino, golf course and resort project in the Bahamas. The complaint alleges that (i) the Subscription Agreement grants CBIC the right to terminate the agreement at any time prior to the closing of the transactions contemplated therein, if the closing does not occur on time; (ii) the closing did not occur on time; and, (iii) CBIC exercised its right to terminate the Subscription Agreement, and to abandon the transactions contemplated therein. The complaint seeks a declaratory judgment that the Subscription Agreement has been terminated in accordance with its terms and the transactions contemplated therein have been abandoned.

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing. During the quarter ended June 30, 2009, both sides filed motions for summary judgment.

At the conclusion of oral argument on October 6, 2009, on cross motions for summary judgment, the Court stated that it was going to grant summary judgment to CBIC and HOC and that Baha Mar Development’s claims are dismissed. The Court entered its written decision on February 1, 2010.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer which closed on December 24, 2008 wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009 the defendants stipulated to the plaintiff’s request to dismiss the lawsuit, without prejudice, which the court entered on June 18, 2009. Plaintiff has requested the court to award it attorneys’ fees. The request has been opposed and is pending with the court.

Other

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	Reserved.

PART II

ITEM 5.	Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our outstanding common stock is privately held and there is no established public trading market for our common stock. Until January 28, 2008, our common stock was listed on the New York Stock Exchange and traded under the ticker symbol “HET.” Until January 28, 2008, our common stock was also listed on the Chicago Stock Exchange and the Philadelphia Stock Exchange.

The approximate number of holders of record of our non-voting common stock as of March 8, 2010, was 166.

We did not pay any cash dividends in 2009 or 2008. The following table sets forth repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2009 – 10/31/2009	—	—	—	—
11/1/2009 – 11/30/2009	—	—	—	—
12/1/2009 – 12/31/2009	4,500	$51.79	—	—

ITEM 6.	Selected Financial Data.

The selected financial data set forth below for the five years ended December 31, 2009, should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

	Successor		Predecessor
(In millions, except common stock data and ratios)	2009 (a)	Jan. 28, 2008 through Dec. 31, 2008(b)	Jan. 1, 2008 through Jan. 27, 2008 (c)	2007(d)	2006(e)	2005(f)
OPERATING DATA
Net revenues	$8,907.4	$9,366.9	$760.1	$10,825.2	$9,673.9	$7,010.0
(Loss)/income from operations	(607.8)	(4,237.5)	(36.8)	1,652.0	1,556.6	1,029.0
Income/(loss) from continuing operations, net of tax	846.4	(5,174.7)	(99.4)	542.4	539.2	328.2
Net income/(loss) attributable to Harrah’s Entertainment, Inc	827.6	(5,096.3)	(100.9)	619.4	535.8	236.4
COMMON STOCK DATA
Earnings per share-diluted (g)
From continuing operations	N/R	N/R	(0.54)	2.77	2.79	2.10
Net (loss)/income	N/R	N/R	(0.54)	3.25	2.85	1.57
Cash dividends declared per share	—	—	—	1.60	1.53	1.39
FINANCIAL POSITION
Total assets	28,979.2	31,048.6	23,371.3	23,357.7	22,284.9	20,517.6
Long-term debt	18,868.8	23,123.3	12,367.5	12,429.6	11,638.7	11,038.8
Stockholders’ (deficit)/equity	(867.0)	(1,360.8)	6,733.4	6,679.1	6,123.5	5,696.7
RATIO OF EARNINGS TO FIXED CHARGES (h)	2.3	—	—	2.1	2.2	2.1

(a)	The full year results of 2009 include approximately $4,965.5 million in pretax gains on early extinguishments of debt, $1,638.0 million in pretax charges for impairment of goodwill and other non-amortizing intangible assets and $107.9 million in net pretax charges for write-downs, reserves and recoveries.

(b)	The Successor period of 2008 includes $5,489.6 million in pretax charges for impairment of goodwill and other non-amortizing intangible assets, $742.1 million in pretax gains on early extinguishment of debt, $24.0 million in pretax charges related to the sale of the Company, and $16.2 million in net pretax charges for write-downs, reserves and recoveries. .

(c)	The Predecessor period of 2008 includes $4.7 million in net pretax charges for write-downs, reserves and recoveries and $125.6 million in pretax charges related to the sale of the Company.

(d)	2007 includes $59.9 million in net pretax credits for write-downs, reserves and recoveries and $13.4 million in pretax charges related to the proposed sale of the Company. 2007 also includes the financial results of Bill’s Gamblin’ Hall & Saloon from its February 27, 2007 date of acquisition and Macau Orient Golf from its September 12, 2007 date of acquisition.

(e)	2006 includes $62.6 million in net pretax charges for write-downs, reserves and recoveries, $37.0 million in pretax charges related to the review of certain strategic matters by the special committee of our Board of Directors and the integration of Caesars into Harrah’s Entertainment, and $62.0 million in pretax losses associated with early extinguishment of debt. 2006 also includes the financial results of London Clubs International from the date of our acquisition of a majority ownership interest in November 2006.

(f)	2005 includes $194.7 million in pretax charges for write-downs, reserves and recoveries and $55.0 million in pretax charges related to our acquisition of Caesars Entertainment, Inc. Results for 2005 also include the financial results of Caesars Entertainment, Inc. from its June 13, 2005 date of acquisition.

(g)	As a result of the Acquisition, our stock is no longer publicly traded. “N/R” is used to reference amounts that are Not Reported.

(h)	Ratio computed based on (Loss)/income from continuing operations. For details of the computation of this ratio, see Exhibit 12. For the Successor period from January 28, 2008 through December 31, 2008, and the Predecessor period from January 1, 2008 through January 27, 2008, our earnings were insufficient to cover fixed charges by $5,475.3 million and $122.5 million, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Harrah’s Entertainment, Inc., a Delaware corporation, was incorporated on November 2, 1989, and prior to such date operated under predecessor companies. In this discussion, the words “Harrah’s Entertainment,” “Company,” “we,” “our,” and “us” refer to Harrah’s Entertainment, Inc., together with its subsidiaries where appropriate.

OVERVIEW

We are one of the largest casino entertainment providers in the world. As of December 31, 2009, we owned, operated or managed 52 casinos in seven countries, but primarily in the United States and England. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States, and include land-based casinos and casino hotels, dockside casinos, a combination greyhound racetrack and casino, a combination thoroughbred racetrack and casino, a combination harness racetrack and casino, casino clubs and managed casinos. We are focused on building customer loyalty through a unique combination of customer service, excellent products, unsurpassed distribution, operational excellence and technology leadership and on exploiting the value of our major hotel/casino brands and our loyalty program, Total Rewards. We believe that the customer-relationship marketing and business-intelligence capabilities fueled by Total Rewards are constantly bringing us closer to our customers so we better understand their preferences, and from that understanding, we are able to improve the entertainment experiences that we offer accordingly.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all-cash transaction, hereinafter referred to as the “Acquisition,” valued at approximately $30.7 billion, including the assumption of $12.4 billion of debt and the incurrence of approximately $1.0 billion of acquisition costs. Holders of Harrah’s Entertainment stock received $90.00 in cash for each outstanding share of common stock. As a result of the Acquisition, the issued and outstanding shares of non-voting common stock and non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo and TPG and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo and TPG. As a result of the Acquisition, our stock is no longer publicly traded.

REGIONAL AGGREGATION

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more meaningful information than would be possible on a consolidated basis, our properties (as of December 31, 2009, or as otherwise noted below) have been grouped as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/Bluffs Run
Paris Las Vegas	Harrah’s Chester(a)	Harrah’s Tunica
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel & Casino(b)
Bill’s Gamblin’ Hall & Saloon

Illinois/Indiana	Other Nevada	Managed/International/Other
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin(d)
Harrah’s Joliet (a)	Harrah’s Lake Tahoe	Harrah’s Cherokee(d)
Horseshoe Hammond	Bill’s Lake Tahoe (c)	Harrah’s Rincon(d)
Harrah’s Metropolis	Harrah’s Laughlin	Conrad Punta del Este(a)
Caesars Windsor(e)
London Clubs International(f)

(a)	We have approximately 95 percent ownership interest in this property.

(b)	Prior to December 2009, this property operated under the Sheraton Tunica name.

(c)	This property closed on January 4, 2010 and was later sold in February 2010.

(d)	Managed.

(e)	We have a 50 percent interest in Windsor Casino Limited, which operates this property. The province of Ontario owns the complex.

(f)	As of December 31, 2009, we operate 10 casino clubs in the provinces of the United Kingdom, 2 in Egypt and 1 in South Africa, which is managed.

CONSOLIDATED OPERATING RESULTS

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), we have separated our historical financial results for the period subsequent to the Acquisition (the “Successor” period) and the period prior to the Acquisition (the “Predecessor” period). However, we have also combined results for the Successor and Predecessor periods for 2008 in the presentations below because we believe that it enables a meaningful presentation and comparison of results. As a result of the application of purchase accounting as of the Acquisition date, financial information for the Successor periods and the Predecessor periods are presented on different bases and, therefore, are not comparable. We have reclassified certain amounts for prior periods to conform to our 2009 presentation.

Because the financial results for both 2009 and 2008 include significant impairment charges, the following tables also present separately Income/(loss) from operations before impairment charges and the impairment charges to provide more meaningful comparisons of results. This presentation is not in accordance with U.S. GAAP.

(In millions)	Successor		Predecessor	Combined 2008	Predecessor	Percentage Increase/(Decrease)
	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	09 vs. 08	08 vs. 07
Casino revenues	$7,124.3	$7,476.9	$614.6	$8,091.5	$8,831.0	(12.0)%	(8.4)%
Net revenues	8,907.4	9,366.9	760.1	10,127.0	10,825.2	(12.0)%	(6.4)%
Income/(loss) from operations	(607.8)	(4,237.5)	(36.8)	(4,274.3)	1,652.0	85.8%	N/M
Impairment charges	(1,638.0)	(5,489.6)	—	(5,489.6)	(169.6)	N/M	N/M
Income/(loss) from operations before impairment charges	1,030.2	1,252.1	(36.8)	1,215.3	1,821.6	(15.2)%	(33.3)%
Income/(loss) from continuing operations, net of tax	846.4	(5,174.7)	(99.4)	(5,274.1)	542.4	N/M	N/M
Net income/(loss) attributable to Harrah’s Entertainment, Inc.	827.6	(5,096.3)	(100.9)	(5,197.2)	619.4	N/M	N/M

N/M = Not Meaningful

Revenues for the full year ended December 31, 2009 declined as a result of reduced customer visitation and spend per trip due to the impact of the recession on customers’ discretionary spending, as well as reduced aggregate demand, which impacted average daily room rates. The earnings impact of the declines in revenue in 2009 as compared to 2008 was partially offset by company-wide cost savings initiatives that began in the third quarter of 2008. Income from continuing operations, net of tax, for the year ended December 31, 2009, includes net gains on early extinguishments of debt of $4,965.5 million, which were partially offset by charges of $1,638.0 million for impairments of goodwill and other non-amortizing intangible assets. The full year ended December 31, 2008 included charges of $5,489.6 million related to impairment of goodwill and other non-amortizing intangible assets, and expenses incurred in connection with the Acquisition, primarily related to accelerated vesting of employee stock options, stock appreciation rights (“SARs”) and restricted stock, and higher interest expense. Offsetting a portion of these costs in 2008 were net gains on the early extinguishments of debt and proceeds received from the settlement of insurance claims related to hurricane damage in 2005.

Gains on early extinguishments of debt during 2009, mentioned above, relate to multiple debt transactions initiated throughout the year, including i) the exchange of approximately $3,648.8 million principal amount of new 10% second-priority senior secured notes due in 2018 for approximately $5,470.1 million aggregate principal amount of outstanding debt with maturity dates ranging from 2010 to 2018; ii) the purchase of approximately $1,601.5 million principal amount of outstanding debt through tender offers or open market purchases; and iii) the early retirement of approximately $948.8 million principal amount of certain real estate loans. These events are discussed more fully in the “Liquidity and Capital Resources” section that follows herein.

The decrease in 2008 from 2007 revenues was primarily attributable to turbulent economic conditions in the United States that reduced customer visitation to our casinos and spend per trip. The impact of a smoking ban in Illinois, heavy rains and flooding affecting visitor volumes at our properties in the Midwest and the temporary closure of Gulf Coast properties due to a hurricane also contributed to the decline in 2008 revenues. As mentioned above, 2008 loss from continuing operations, net of tax, was also impacted by charges for impairment of certain goodwill and other non-amortizing intangible assets; expenses incurred in connection with the Acquisition; and higher interest expense, partially offset by net gains from early extinguishments of debt and proceeds from the settlement of insurance claims related to hurricane damage in 2005.

REGIONAL OPERATING RESULTS

Las Vegas Results

(In millions)	Successor		Predecessor	Combined 2008	Predecessor	Percentage Increase/(Decrease)
	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	09 vs. 08		08 vs 07
Casino revenues	$1,476.0	$1,579.9	$138.7	$1,718.6	$1,986.6	(14.1)%		(13.5)%
Net revenues	2,698.0	3,000.6	253.6	3,254.2	3,626.7	(17.1)%		(10.3)%
(Loss)/income from operations	(681.0)	(1,988.0)	51.9	(1,936.1)	886.4	64.8%		N/M
Impairment charges	(1,130.9)	(2,579.4)	—	(2,579.4)	—	N/M		N/M
Income from operations before impairment charges	449.9	591.4	51.9	643.3	886.4	(30.1)%		(27.4)%
Operating margin	(25.2)%	(66.3)%	20.5%	(59.5)%	24.4%	34.3 pts		N/M
Operating margin before impairment charges	16.7%	19.7%	20.5%	19.8%	24.4%	(3.1	)pts	(4.6	) pts

N/M= Not meaningful

For the year ended December 31, 2009, revenues and income from operations before impairment charges were lower than in the comparable period in 2008, driven by lower spend per visitor and declines in the group-travel business due to the economic environment. While hotel occupancy was strong at approximately 90%, average room rates declined due to the impact of reduced aggregate demand. Loss from operations for 2009 included charges of $1,130.9 million recorded for the impairment of goodwill and other non-amortizing intangible assets.

An expansion and renovation of Caesars Palace Las Vegas was completed on the Octavius Tower, a new hotel tower with 110,000 square feet of additional meeting and convention space, three 10,000-square-foot luxury villa suites and an expanded pool and garden area. We have deferred completion of approximately 660 rooms, including 75 luxury suites, in the hotel tower expansion as a result of current economic conditions impacting the Las Vegas tourism sector. The convention center and the remainder of the expansion project, other than the deferred rooms, was completed during 2009. The Company has incurred capital expenditures of approximately $641.4 million on this project through December 31, 2009, and does not expect to incur significant additional capital expenditures on this project until such time as the Company resumes construction on the deferred rooms.

The declines in revenues and income from operations before impairment charges in 2008 from 2007 reflect lower visitation and spend per trip as our customers reacted to higher transportation costs, volatility in the financial markets and other economic concerns. Fewer hotel rooms available at Caesars Palace due to re-modeling and at Harrah’s Las Vegas and Rio as a result of room remediation projects also contributed to the 2008 decline. Loss from operations for Las Vegas included charges of $2,579.4 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets.

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

Atlantic City Results

(In millions)	Successor		Predecessor	Combined 2008	Predecessor	Percentage Increase/(Decrease)
	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	09 vs. 08		08 vs. 07
Casino revenues	$1,894.5	$2,111.8	$163.4	$2,275.2	$2,429.9	(16.7)%		(6.4)%
Net revenues	2,025.9	2,156.0	160.8	2,316.8	2,372.0	(12.6)%		(2.3)%
Income/(loss) from operations	28.3	(415.4)	18.7	(396.7)	351.4	N/M		N/M
Impairment charges	(178.7)	(699.9)	—	(699.9)	—	N/M		N/M
Income from operations before impairment charges	207.0	284.5	18.7	303.2	351.4	(31.7)%		(13.7)%
Operating margin	1.4%	(19.3)%	11.6%	(17.1)%	14.8%	N/M		N/M
Operating margin before impairment charges	10.2%	13.2%	11.6%	13.1%	14.8%	(2.9	)pts	(1.7	) pts

N/M= Not meaningful

Revenues for 2009 were lower than in 2008 due to reduced visitor volume and spend per trip. Income from operations before impairment charges for 2009 was also lower than in 2008 as cost savings initiatives were insufficient to offset the earnings impact of the reduced revenues and increased marketing expenses. The Atlantic City market continues to be affected by competition from three slot facilities in eastern Pennsylvania and one in Yonkers, New York and the current economic environment. These adverse factors were partially offset by the full-year impact of the 2008 expansion of the Harrah’s Atlantic City property. In 2009, income from operations included a charge of $178.7 million for impairment of goodwill of certain of the Atlantic City properties.

During 2009, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of HOC and owner of Harrah’s Chester, entered into an agreement to borrow under a senior secured term loan with a principal amount of $230 million and borrowed such amount, net of original issue discount. The proceeds of the term loan were used to pay off intercompany debt due to HOC and to repurchase equity interests from certain minority partners of Chester Downs. As a result of the purchase of these equity interests, HOC currently owns 95% of Chester Downs.

Revenues and income from operations before impairment charges for the Atlantic City region in 2008 were down from 2007 due to reduced visitor volume and spend per trip, and higher operating costs, including utilities and employee benefits. These adverse impacts were partially offset by favorable results from Harrah’s Chester and from Harrah’s Atlantic City, which benefited from the 2008 expansion and upgrade discussed below at that property. The Atlantic City market was affected by the opening of three slot facilities in eastern Pennsylvania and one in Yonkers, New York, and smoking restrictions in Atlantic City. Loss from operations for 2008 for the Atlantic City region included a charge of $699.9 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets.

Construction was completed in 2008 on a $498.6 million upgrade and expansion of Harrah’s Atlantic City, which included a new hotel tower with approximately 960 rooms, a casino expansion, a new buffet and a retail and entertainment complex. Portions of the new hotel tower opened in the first and second quarters of 2008, and the remaining phase opened in July 2008.

Louisiana/Mississippi Results

(In millions)	Successor		Predecessor		Predecessor	Percentage Increase/(Decrease)
	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	2007	09 vs. 08		08 vs. 07
Casino revenues	$1,140.8	$1,252.7	$99.0	$1,351.7	$1,462.5	(15.6)%		(7.6)%
Net revenues	1,245.2	1,340.8	106.1	1,446.9	1,538.7	(13.9)%		(6.0)%
Income from operations	181.4	28.3	10.1	38.4	352.1	N/M		(89.1)%
Impairment charges	(6.0)	(328.9)	—	(328.9)	—	N/M		N/M
Income from operations before impairment charges	187.4	357.2	10.1	367.3	352.1	(49.0)%		4.3%
Operating margin	14.6%	2.1%	9.5%	2.7%	22.9%	11.9 pts		(20.2	) pts
Operating margin before impairment charges	15.0%	26.6%	9.5%	25.4%	22.9%	(10.4	)pts	2.5 pts

N/M= Not meaningful

Revenues for 2009 from our properties in Louisiana and Mississippi were lower compared to 2008 driven by lower visitor volume due to the current economic environment. Included in income from operations for 2009 was a $6.0 million charge for impairment of goodwill of certain of these properties. Prior to the consideration of the impairment charges for goodwill and the insurance proceeds received in 2008 (discussed below), income from operations before impairment charges for 2009 improved slightly when compared to 2008 primarily as a result of cost savings initiatives within the region. During December 2009, we rebranded Sheraton Tunica to Tunica Roadhouse. For the rebranding, the property was closed for a minimal amount of time, during a traditionally quiet period, resulting in limited disruptions to operations.

Revenues for 2008 were lower than in 2007 due to declines in visitation, hurricane-related evacuations and temporary closures of our two Gulf Coast properties during third quarter in 2008, and disruptions during the renovation at Harrah’s Tunica. Income from operations in 2008 included charges of $328.9 million for the impairment of certain goodwill, which was partially offset by insurance proceeds of $185.4 million from the final settlement of claims related to 2005 hurricane damage. The insurance proceeds are included in write-downs, reserves and recoveries in our consolidated statement of operations. Income from operations in 2007 included insurance proceeds of $130.3 million related to 2005 hurricane damage. Prior to the consideration of the impairment charges and insurance proceeds, income from operations before impairment charges for 2008 decreased when compared to 2007 primarily as a result of declines in visitation, hurricane-related evacuations and temporary closures of our two Gulf Coast properties during the third quarter of 2008 and disruptions during the renovation at Harrah’s Tunica.

In May 2008, Grand Casino Resort in Tunica, Mississippi, was re-branded to Harrah’s Tunica. In connection with the re-branding, renovations to the property costing approximately $30.3 million were completed.

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi. We halted construction on this project and will continue to review and refine the project in light of the current economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of December 31, 2009, $176.1 million had been spent on this project.

Iowa/Missouri Results

(In millions)	Successor		Predecessor	Combined 2008	Predecessor	Percentage Increase/(Decrease)
	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		2007	09 vs. 08	08 vs. 07
Casino revenues	$707.3	$678.7	$52.5	$731.2	$764.1	(3.3)%	(4.3)%
Net revenues	756.6	727.0	55.8	782.8	811.4	(3.3)%	(3.5)%
Income from operations	187.5	108.2	7.7	115.9	143.6	61.8%	(19.3)%
Impairment charges	—	(49.0)	—	(49.0)	—	N/M	N/M
Income from operations before impairment charges	187.5	157.2	7.7	164.9	143.6	13.7%	14.8%
Operating margin	24.8%	14.9%	13.8%	14.8%	17.7%	10.0 pts	(2.9	) pts
Operating margin before impairment charges	24.8%	21.6%	13.8%	21.1%	17.7%	3.7 pts	3.4 pts

N/M= Not meaningful

Revenues for 2009 at our Iowa and Missouri properties were slightly lower compared to the same period in 2008 driven by the weak economy that continued to impact guest visitation. The region was also impacted by severe winter storms during the fourth quarter of 2009 which also affected guest visitation. Income from operations before impairment charges and operating margin in 2009 were higher than in the prior year period due primarily to cost savings initiatives.

Revenues in 2008 were lower than 2007, driven primarily by Harrah’s St. Louis, where the opening of a new facility in early 2008 by a competitor impacted results. Income from operations included a charge of $49.0 million recorded in fourth quarter 2008 for the impairment of certain non-amortizing intangible assets. Despite lower revenues compared to 2007, income from operations before impairment charges and operating margin were higher in 2008 due to cost savings initiatives.

Illinois/Indiana Results

	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor	Percentage Increase/(Decrease)
					2007	09 vs. 08	08 vs. 07
Casino revenues	$1,180.7	$1,102.5	$86.9	$1,189.4	$1,330.8	(0.7)%	(10.6)%
Net revenues	1,172.3	1,098.7	85.5	1,184.2	1,285.8	(1.0)%	(7.9)%
(Loss)/income from operations	(35.4)	(505.9)	8.7	(497.2)	135.3	92.9%	N/M
Impairment charges	(180.7)	(617.1)	—	(617.1)	(60.4)	N/M	N/M
Income from operations before impairment charges	145.3	111.2	8.7	119.9	195.7	21.2%	(38.7)%
Operating margin	(3.0)%	(46.0)%	10.2%	(42.0)%	10.5%	39.0 pts	N/M
Operating margin before impairment charges	12.4%	10.1%	10.2%	10.1%	15.2%	2.3 pts	(5.1	) pts

N/M= Not meaningful

For the full year 2009, revenues were relatively unchanged compared to the prior year due to increased revenues related to the 2008 expansion of the Horseshoe Hammond property, which offset the revenue declines at other properties in the region. The Horseshoe Hammond renovation and expansion was completed in August 2008. Cost savings initiatives at properties in the region also contributed to the increase in income from operations before impairment charges in 2009. For the year ended December 31, 2009, the loss from operations included a $180.7 million charge for impairment of goodwill and other non-amortizing intangible assets of certain of the Illinois/Indiana region properties and the write-down of the value of assets that were taken out of service at Horseshoe Hammond.

Revenues and income from operations before impairment charges in 2008 were lower than in 2007 due to reduced overall customer volumes and spend per trip, the imposition of a smoking ban in Illinois, and heavy rains and flooding. Horseshoe Southern Indiana, formerly Caesars Indiana, was closed for four days in March 2008 due to flooding in the area. Revenues for 2008 were boosted by the August 2008 opening of the $497.9 million renovation and expansion at Horseshoe Hammond, which included a two-level entertainment vessel including a 108,000-square-foot casino. Loss from operations for 2008 for Illinois/Indiana includes a charge of $617.1 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets.

In July 2008, Caesars Indiana was re-branded to Horseshoe Southern Indiana. The re-branding and renovation project cost approximately $52.3 million.

Other Nevada Results

	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor	Percentage Increase/(Decrease)
					2007	09 vs. 08		08 vs. 07
Casino revenues	$372.0	$425.4	$30.2	$455.6	$508.0	(18.3)%		(10.3)%
Net revenues	472.6	534.0	38.9	572.9	632.4	(17.5)%		(9.4)%
Income/(loss) from operations	47.3	(255.9)	0.5	(255.4)	93.0	N/M		N/M
Impairment charges	(4.0)	(318.5)	—	(318.5)	—	N/M		N/M
Income from operations before impairment charges	51.3	62.6	0.5	63.1	93.0	(18.7)%		(32.2)%
Operating margin	10.0%	(47.9)%	1.3%	(44.6)%	14.7%	N/M		N/M
Operating margin before impairment charges	10.9%	11.7%	1.3%	11.0%	14.7%	(0.1	) pts	(3.7	) pts

N/M= Not meaningful

For 2009, revenues from our Nevada properties outside of Las Vegas were lower than in the comparable period of 2008 due to lower guest visitation and lower customer spend per trip. Cost-savings initiatives implemented throughout 2009 partially offset the earnings impact of the net revenue declines. During December 2009, we announced the permanent closure of Bill’s Lake Tahoe effective in January 2010, which was later sold in February 2010. The closure and sale are the result of several years of declining business levels at that property.

Revenues and income from operations before impairment charges from our Nevada properties outside of Las Vegas in 2008 were lower than in 2007 due to lower customer spend per trip, the opening of an expansion at a competing property in Reno and higher expenses aimed at attracting and retaining customers. Loss from operations included a charge of $318.5 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets.

Managed, International and Other

	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor	Percentage Increase/(Decrease)
					2007	09 vs. 08	08 vs. 07
Revenues
Managed	$56.3	$59.1	$5.0	$64.1	$81.5	(12.2)%	(21.3)%
International	403.8	375.7	51.2	426.9	396.4	(5.4)%	7.7%
Other	76.7	75.0	3.2	78.2	80.3	(1.9)%	(2.6)%

Net revenues	$536.8	$509.8	$59.4	$569.2	$558.2	(5.7)%	2.0%

Income/(loss) from operations
Managed	$19.4	$22.1	$4.0	$26.1	$64.7	(25.7)%	(59.7)%
International	(23.0)	(276.0)	2.2	(273.8)	(128.6)	91.6%	N/M
Other	(181.3)	(799.1)	(6.5)	(805.6)	(94.4)	77.5%	N/M

Loss from operations	(184.9)	(1,053.0)	(0.3)	(1,053.3)	(158.3)	82.4%	N/M

Impairment of goodwill and non-amortizing intangible assets
Managed	$—	$—	$—	$—	$—	N/A	N/A
International	(31.0)	(210.8)	—	(210.8)	(109.2)	N/M	N/M
Other	(106.7)	(686.0)	—	(686.0)	—	N/M	N/M

Total impairment charges	(137.7)	(896.8)	—	(896.8)	(109.2)	N/M	N/M

Income/(loss) from operations before impairment
Managed	$19.4	$22.1	$4.0	$26.1	$64.7	(25.7)%	(59.7)%
International	8.0	(65.2)	2.2	(63.0)	(19.4)	N/M	N/M
Other	(74.6)	(113.1)	(6.5)	(119.6)	(94.4)	37.6%	(26.7)%

Loss from operations before impairment	$(47.2)	$(156.2)	$(0.3)	$(156.5)	$(49.1)	69.8%	N/M

N/M = Not meaningful

Managed, international and other results include income from our managed properties, results of our international properties, certain marketing and administrative expenses, including development costs, income from our non-consolidated affiliates, and our businesses related to the World Series of Poker® (“WSOP”) brand.

Managed

We manage three tribal casinos and have consulting arrangements with casino companies in Australia. The table below gives the location and expiration date of the current management contracts for our three tribal casino properties as of December 31, 2009.

Casino	Location	Expiration of Management Agreement
Harrah’s Rincon	near San Diego, California	November 2013
Harrah’s Cherokee	Cherokee, North Carolina	November 2011
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2014

The decline in revenues for the year ended December 31, 2009 reflects the impact of the current economic environment on our managed properties.

Our 2008 revenue and income from operations from managed properties were lower than in 2007 due to the termination of our contract with the Prairie Band Potawatomi Nation on June 30, 2007, the impact of the economy on our managed properties and a change in the fee structure at one of our managed properties.

International

Our international results include the operations of our property in Punta del Este, Uruguay, and our London Clubs International Limited (“London Clubs”) entities. As of December 31, 2009, London Clubs owns or manages ten casinos in the United Kingdom, two in Egypt and one in South Africa. During 2009, one of the London Clubs owned properties, Fifty, was closed and is currently being liquidated. Revenues for London Clubs decreased slightly in 2009 when compared to 2008 as the increase in local currency revenues attributable to the full-year impact in 2009 of two new properties which opened in 2008 was insufficient to offset the adverse movements in exchange rates. Loss from operations in 2009 was improved compared to 2008 as a result of the impairment charge recorded in 2008; details of the charge are described below. Income from operations before impairment in 2009 improved when compared to a loss from operations before impairment in 2008 as the impact of adverse foreign exchange rates was more than offset by increased revenues and cost savings initiatives throughout the international properties.

International revenues were higher for 2008 than 2007 due to the opening during 2008 of two new properties of London Clubs and a full year of revenues from two properties that opened during 2007, partially offset by the impact of a new smoking ban enacted in mid-2007. Loss from operations was unfavorably impacted by a charge of $210.8 million recorded in fourth quarter 2008 for the impairment of certain goodwill and other non-amortizing intangible assets, combined with unfavorable London Clubs’ table game hold, higher gaming taxes imposed during 2007 and reserves for receivables due from a joint venture member that were deemed not to be collectible. Loss from operations before impairment for the full year of 2008 deteriorated when compared to 2007 as a result of the aforementioned contributors including London Clubs’ table game hold, higher gaming taxes imposed during 2007 and reserves for receivables due from a joint venture member that were deemed not to be collectible. As of December 31, 2008, London Clubs managed an additional property in Egypt; however, during 2009, the management contract expired and was not renewed.

In September 2007, we acquired a company with the right to operate a golf course located on 175 acres on the Cotai adjacent to one of two border crossings into Macau from China. Since the acquisition, we have undertaken a redesign of the golf course and opened a Butch Harmon School of Golf at the facility. We also plan to complete renovations of the existing clubhouse to add certain amenities, meeting facilities, and a restaurant.

Other

Other results include certain marketing and administrative expenses, including development costs, results from our businesses related to the World Series of Poker® brand, and income from nonconsolidated affiliates.

Other losses from operations for the year ended December 31, 2009 were unfavorably impacted by a charge of $106.7 million for the impairment of certain non-amortizing intangible assets relating to various trademarks.

In 2008, loss from operations was unfavorably impacted by a charge of $686.0 million for the impairment of certain non-amortizing intangible assets and a charge of $14.4 million to recognize the remaining exposure under a lease agreement for office space no longer used by the Company.

OTHER FACTORS AFFECTING NET INCOME

	Successor		Predecessor
Expense/(income) (In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor	Percentage Increase/(Decrease)
					2007	09 vs. 08	08 vs. 07

Corporate expense	$150.7	$131.8	$8.5	$140.3	$138.1	7.4%	1.6%
Write-downs, reserves and recoveries	107.9	16.2	4.7	20.9	(59.9)	N/M	N/M
Impairment of intangible assets	1,638.0	5,489.6	—	5,489.6	169.6	N/M	N/M
Acquisition and integration costs	0.3	24.0	125.6	149.6	13.4	(99.8)%	N/M
Amortization of intangible assets	174.8	162.9	5.5	168.4	73.5	3.8%	N/M
Interest expense, net	1,892.5	2,074.9	89.7	2,164.6	800.8	(12.6)%	N/M
(Gains)/losses on early extinguishments of debt	(4,965.5)	(742.1)	—	(742.1)	2.0	N/M	N/M
Other income	(33.0)	(35.2)	(1.1)	(36.3)	(43.3)	(9.1)%	(16.2)%
Provision/(benefit) for income taxes	1,651.8	(360.4)	(26.0)	(386.4)	350.1	N/M	N/M
Income attributable to non-controlling interests	18.8	12.0	1.6	13.6	15.2	38.2%	(10.5)%
Income from discontinued operations, net of income taxes	—	(90.4)	(0.1)	(90.5)	(92.2)	N/M	(1.8)%

N/M = Not meaningful

Corporate Expense

Corporate expense increased in 2009 from 2008 due to certain non-capitalizable expenses related to the debt exchange offer and other advisory services, partially offset by the continued realization of cost savings initiatives that began in the third quarter of 2008. Corporate expense was higher in 2008 than in 2007 due to a monitoring fee paid to affiliates of Apollo and TPG in periods subsequent to the Acquisition and is partially offset by the continued realization of cost savings and efficiencies.

Corporate expense includes expenses associated with share-based compensation plans in the amounts of $16.4 million, $15.8 million, $2.9 million, and $53.0 million for the year ended December 31, 2009, the Successor period from January 28, 2008 through December 31, 2008, the Predecessor period from January 1, 2008 through January 27, 2008, and for the year ended December 31, 2007, respectively.

Write-downs, reserves and recoveries

Write-downs, reserves and recoveries include various pretax charges to record certain long-lived tangible asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded reserves and other non-routine transactions. Given the nature of the transactions included within write-downs, reserves and recoveries, these amounts are not expected to be comparable from year-to-year, nor are the amounts expected to follow any particular trend from year-to-year.

Write-downs, reserves and recoveries for 2009 were $107.9 million, compared with $20.9 million for the full year 2008. Included in the amounts for 2008 are insurance proceeds related to the 2005 hurricanes totaling $185.4 million. Prior to these insurance proceeds, write-downs, reserves and recoveries for 2008 were $206.3 million. Amounts incurred in 2009 for remediation costs were $39.3 million, a decrease of $25.6 million from similar costs in the full year 2008. We recorded $59.3 million in impairment charges for long-lived tangible assets during 2009, an increase of $19.7 million when compared to 2008. The majority of the 2009 charge was related to the Company’s office building in Memphis, Tennessee due to the relocation to Las Vegas, Nevada of those corporate functions formerly performed at that location. Also during 2009, an approximate $30 million legal judgment against the Company was vacated by court action, resulting in a reduction to write-downs, reserves and recoveries.

Write-downs, reserves and recoveries for 2008 were $20.9 million, compared with $(59.9) million for 2007. Prior to the inclusion of insurance proceeds related to the 2005 hurricanes in both years, write-downs, reserves and recoveries for 2008 were $206.3 million compared with $70.4 million in 2007. Write-downs, reserves and recoveries for 2008 included remediation costs of $64.9 million and impairment charges for long-lived tangible assets of $39.6 million, for which there are no corresponding charges included in 2007.

For additional discussion of write-downs, reserves and recoveries, refer to Note 10, “Write-downs, Reserves and Recoveries,” in the Notes to the Financial Statements, included in Item 8 of this report.

Impairment of intangible assets

During the fourth quarter of each year, we perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30. We perform assessments for impairment of goodwill and other intangible assets more frequently if impairment indicators exist. Due to the relative impact of weak economic conditions on certain properties in the Las Vegas market, we performed an interim assessment of goodwill and certain intangible assets for impairment during the second quarter of 2009 which resulted in an impairment charge of $297.1 million. During the third quarter of 2009, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, 2009 which resulted in an impairment charge of $1,328.6 million. We finalized our annual assessment during the fourth quarter, and as a result of the final assessment, we recorded a charge of approximately $12.3 million, which brought the aggregate charges recorded for the year ended December 31, 2009 to approximately $1,638.0 million. These impairment charges were primarily a result of adjustments to our long-term operating plan as a result of the current economic climate.

Our 2008 analysis indicated that certain of our goodwill and other intangible assets were impaired based upon projected performance which reflected factors impacted by the then-current market conditions, including lower valuation multiples for gaming assets, higher discount rates resulting from turmoil in the credit markets, and the completion of our 2009 budget and forecasting process. As a result of our projected deterioration in financial performance, an impairment charge of $5,489.6 million was recorded to our consolidated statement of operations in fourth quarter 2008.

Our 2007 analysis determined that, based on historical and projected performance, intangible assets at London Clubs and Horseshoe Southern Indiana had been impaired, and we recorded impairment charges of $169.6 million in fourth quarter 2007.

Acquisition and integration costs

Acquisition and integration costs in 2008 include costs incurred in connection with the Acquisition, including the expense related to the accelerated vesting of employee stock options, SARs and restricted stock. Costs incurred in 2007 also related to the Acquisition.

Amortization of intangible assets

Amortization expense associated with intangible assets for 2009 was slightly higher than the amounts recorded in 2008 due to the amounts in 2008 including only eleven months of amortization of post-Acquisition intangible assets. Amortization of intangible assets was higher in 2008 when compared to 2007 due to higher amortization of intangible assets recorded as a result of the purchase price allocation in connection with the Acquisition.

Interest Expense

Interest expense declined by $272.1 million in the year ended December 31, 2009 compared to the same period in 2008 primarily due to lower debt levels resulting from debt exchanges completed in April 2009 and December 2008 and debt purchases on the open market during 2009. Interest expense for 2009, as a result of interest rate swap agreements and interest rate cap agreement, was (i) reduced $7.6 million due to measured ineffectiveness; (ii) increased $3.8 million due to amortization of deferred losses frozen in Other Comprehensive Income (“OCI”); and (iii) increased $12.1 million due to losses originally deferred in OCI and subsequently reclassified to interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring. At December 31, 2009, our variable-rate debt, excluding $5,810 million of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 37% of our total debt, while our fixed-rate debt is approximately 63% of our total debt.

Interest expense increased by $1,363.8 million in 2008 from 2007 primarily due to increased borrowings in connection with the Acquisition. Also included in interest expense in 2008 is a charge of $104.3 million representing the changes in the fair values of our derivative instruments. Interest expense for 2007 included $45.4 million representing the losses from the changes in the fair values of our interest rate swap agreements. At December 31, 2008, our variable-rate debt, excluding $6,500 million of variable-rate debt for which we have entered into interest rate swap agreements, represented approximately 35.3% of our total debt, while our fixed-rate debt was approximately 64.7% of our total debt.

For additional discussion of interest expense, refer to Note 6, “Debt,” in the Notes to the Financial Statements, included in Item 8 of this report.

Gains/(losses) on early extinguishments of debt

Gains on early extinguishments of debt of $4,965.5 million in the year ended December 31, 2009 represent discounts related to the exchange of certain outstanding debt for new debt in the second quarter, CMBS debt repurchases in the fourth quarter, and purchases of certain of our debt in the open market during 2009. The gains were partially offset by the write-off of market value premiums and unamortized debt issue costs.

Gains on early extinguishments of debt of $742.1 million in 2008 represent discounts related to the exchange of certain debt for new debt and purchases of certain of our debt in connection with an exchange offer in December 2008 and in the open market. The gains were partially offset by the write-off of market value premiums and unamortized deferred financing costs. Losses on early extinguishments of debt in 2007 represent premiums paid and the write-offs of unamortized deferred financing costs. The charges in 2007 were incurred in connection with the retirement of a $120.1 million credit facility of London Clubs.

For additional discussion of extinguishments of debt, refer to Note 6, “Debt,” in the Notes to the Financial Statements, included in Item 8 of this report.

Other income

Other income for all periods presented included interest income on the cash surrender value of life insurance policies. Other income for 2009 and 2008 included the receipt of insurance proceeds related to the Company’s deferred compensation plan. Other income in 2007 included gains on the sales of corporate assets.

Income tax (provision)/benefit

Income tax expense for the year ended December 31, 2009 is primarily attributable to the tax impact of gains on early extinguishments of debt and the non-deductibility of the impairment charges on goodwill. In 2008, tax benefits were generated by operating losses caused by higher interest expense, partially offset by non-deductible merger costs, international income taxes and state income taxes. Refer to Note 11 “Income Taxes,” in the Notes to the Financial Statements, included in Item 8 of this report for more information

Other items

Discontinued operations for 2008 reflects insurance proceeds of $87.3 million, after taxes, representing the final funds received that were in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims for Grand Casino Gulfport. Discontinued operations for 2007 reflected insurance proceeds of $89.6 million, after taxes, for reimbursements under our business interruption claims related to Harrah’s Lake Charles and Grand Casino Gulfport, both of which were sold in 2006. Pursuant to the terms of the sales agreements, we retained all insurance proceeds related to those properties.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

In light of the severe economic downturn and adverse conditions in the travel and leisure industry generally, Harrah’s Entertainment has undertaken a comprehensive cost reduction effort to right-size expenses with business levels. Beginning in August 2008, the program includes organizational restructurings at our corporate and property operations, reduction of employee travel and entertainment expenses, rationalization of our corporate-wide marketing expenses, procurement savings, and headcount reductions at property operations and corporate offices. To date, Harrah’s Entertainment has identified $683.0 million in estimated cost savings from these initiatives, of which approximately $474.2 million had been realized in the year ending December 31, 2009. Included in the $683.0 million program size are additional initiatives that total $114.3 million identified during the fourth quarter of 2009. The previously disclosed program of $555.0 million was resized to $568.7 million to reflect recent tracking data on initiative achievement, prior to the additional initiatives identified.

Capital Spending and Development

In addition to the development and expansion projects discussed in the “Regional Operating Results” section, we also perform on-going refurbishment and maintenance at our casino entertainment facilities to maintain our quality standards, and we continue to pursue development and acquisition opportunities for additional casino entertainment facilities that meet our strategic and return on investment criteria. Prior to the receipt of necessary regulatory approvals, the costs of pursuing development projects are expensed as incurred. Construction-related costs incurred after the receipt of necessary approvals are capitalized and depreciated over the estimated useful life of the resulting asset. Project opening costs are expensed as incurred.

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs, joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the year ended December 31, 2009 totaled approximately $464.5 million. Estimated total capital expenditures for 2010 are expected to be between $175 million and $250 million.

Our capital spending for the combined Predecessor and Successor periods of 2008 totaled approximately $1,307.0 million. Capital spending in 2007 totaled approximately $1,376.7 million, excluding our acquisitions of a golf course in Macau and Bill’s Gamblin’ Hall and Saloon.

Liquidity

We generate substantial cash flows from operating activities, as reflected on the Consolidated Statements of Cash Flows in our audited consolidated financial statements. We use the cash flows generated by our operations to fund debt service, to reinvest in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein will be sufficient to meet our normal operating requirements during the next twelve months and to fund capital expenditures. In addition, we may consider issuing additional debt in the future to refinance existing debt or to finance specific capital projects. In connection with the Acquisition, we incurred substantial additional debt, which has significantly impacted our financial position.

We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements, and if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Our cash and cash equivalents totaled $918.1 million at December 31, 2009, compared to $650.5 million at December 31, 2008. The following provides a summary of our cash flows for the Successor period ended December 31, 2009, the Successor period from January 28, 2008 through December 31, 2008, the Predecessor period from January 1, 2008 through January 27, 2008 and the Predecessor period ended December 31, 2007:

	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008	Predecessor
					2007
Cash provided by operating activities	$220.2	$522.1	$7.2	$529.3	$1,508.8
Capital investments	(464.5)	(1,181.4)	(125.6)	(1,307.0)	(1,376.7)
Payments for business acquisitions	—	—	0.1	0.1	(584.3)
Insurance proceeds for hurricane losses for continuing operations	—	98.1	—	98.1	15.7
Insurance proceeds for hurricane losses for discontinued operations	—	83.3	—	83.3	13.4
Payment for the Acquisition	—	(17,490.2)	—	(17,490.2)	—
Other investing activities	(58.8)	(24.0)	1.4	(22.6)	8.3

Cash used in operating/investing activities	(303.1)	(17,992.1)	(116.9)	(18,109.0)	(414.8)
Cash provided by financing activities	570.7	18,027.0	17.3	18,044.3	236.5
Cash provided by discontinued operations	—	4.7	0.5	5.2	88.7

Net increase/(decrease) in cash and cash equivalents	$267.6	$39.6	$(99.1)	$(59.5)	$(89.6)

The increase in cash and cash equivalents from 2008 to 2009 was due to the scaling back of capital spending and development projects in our investing activities, and due to the net cash impact of our debt related activities. For additional information regarding cash provided by financing activities, refer to the Consolidated Statement of Cash Flows in the Financial Statements, included in Item 8 of this report.

Capital Resources

Prior to the March 2010 CMBS restructuring, discussed later in this section, the majority of our debt was due in 2013 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

The following table presents our outstanding debt as of December 31, 2009 and 2008:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Dec. 31, 2009	Face Value at Dec 31, 2009	Book Value at Dec 31, 2009	Book Value at Dec. 31, 2008
Credit Facilities and Secured Debt
Term Loans	2015	3.28%-9.50%	$6,835.1	$6,810.6	$7,195.6
Revolving Credit Facility	2014	3.23%-3.75%	427.0	427.0	533.0
Senior Secured notes	2017	11.25%	2,095.0	2,045.2	—
CMBS financing	2013	3.23%	5,551.2	5,551.2	6,500.0
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	1,959.1	542.7
Second-Priority Senior Secured Notes	2015	10.0%	214.8	150.7	144.0
Secured debt	2010	6.0%	25.0	25.0	25.0
Chester Downs term loan	2016	12.375%	230.0	217.2	—
Other	Various	Various	—	—	1.1
Subsidiary-guaranteed debt
Senior Notes, including senior interim loans	2016	10.75%	478.6	478.6	4,542.7
Senior PIK Toggle Notes, including senior interim loans	2018	10.75%/11.5%	9.4	9.4	1,150.0
Unsecured Senior Debt
7.5%	2009	7.5%	—	—	6.0
5.5%	2010	5.5%	191.6	186.9	321.5
8.0%	2011	8.0%	13.2	12.5	47.4
5.375%	2013	5.375%	125.2	95.5	200.6
7.0%	2013	7.0%	0.6	0.7	0.7
5.625%	2015	5.625%	451.8	319.5	578.1
6.5%	2016	6.5%	360.1	251.9	436.7
5.75%	2017	5.75%	237.9	151.3	372.7
Floating Rate Contingent Convertible Senior Notes	2024	0.5%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	143.4	142.5	287.0
8.125%	2011	8.125%	12.0	11.4	216.8
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	68.4	68.4	69.7
Other	Various	Various	18.1	18.1	24.9
Capitalized Lease Obligations
6.42%-9.8%	to 2011	6.42%-9.8%	10.2	10.2	12.5

Total debt			22,051.9	18,943.1	23,208.9
Current portion of long-term debt			(74.3)	(74.3)	(85.6)

Long-term debt			$21,977.6	$18,868.8	$23,123.3

Book values of debt as of December 31, 2009 are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million. As of December 31, 2008, book values are presented net of unamortized discounts of $1,253.4 million and unamortized premiums of $77.4 million.

At December 31, 2009, $143.4 million, face amount, of our 7.875% Senior Subordinated Notes due March 15, 2010, $191.6 million, face amount, of our 5.5% Senior Notes due July 1, 2010, and $25.0 million, face amount, of our 6.0% Secured Debt due July 15, 2010, are classified as long-term in our consolidated condensed balance sheet because the Company has both the intent and the ability to refinance these notes under our revolving credit facility.

In connection with the Acquisition, eight of our properties (the “CMBS properties”) and their related assets were spun out of Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, to Harrah’s Entertainment. As of the Acquisition date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6,500 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Harrah’s Entertainment. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of HOC to Harrah’s Entertainment and became property secured under the CMBS loans, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to HOC from Harrah’s Entertainment as contemplated under the debt agreements effective pursuant to the Acquisition.

Credit Agreement and Incremental Facility Amendment In connection with the Acquisition, HOC entered into the senior secured credit facilities (the “Credit Facilities”.) This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing. Information pertaining solely to the consolidated financial position and results of HOC and its subsidiaries can be found in Exhibit 99.1 of this Form 10-K.

On June 3, 2009, HOC entered into an amendment and waiver to its Credit Facilities to, among other things: (i) allow for one or more future issuances of additional secured notes or loans, including the $1,375.0 million and $720.0 million of first lien notes both of which are discussed below; (ii) exclude from the maintenance covenant under its senior secured credit facilities (a) notes secured with a first priority lien on the assets of HOC and its subsidiaries that secure the senior secured credit facilities that collectively result in up to $2,000.0 million of net proceeds (provided that the aggregate face amount of all such notes shall not collectively exceed $2,200.0 million) and (b) up to $250.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries; (iii) subject to specified procedures, allow HOC to buy back loans from individual lenders at negotiated prices, which may be less than par and (iv) subject to the requirement to make such offers on a pro rata basis to all lenders, allow HOC to agree with certain lenders to extend the maturity of their term loans or revolving commitments, and for HOC to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension.

On June 15, 2009, HOC issued $1,375.0 million principal amount of 11.25% senior secured notes due 2017. These notes are secured with a first priority lien on the assets of HOC and the subsidiaries that secure the senior secured credit facilities. Proceeds from this issuance were used to pay a portion of HOC’s outstanding term loans and revolving loans under its senior secured credit facilities, of which approximately $231.9 million was used to permanently reduce commitments under the revolving credit facility and approximately $832.1 million was used to reduce amounts due on the term loan.

On September 11, 2009, HOC issued $720.0 million principal amount of additional first lien notes. Proceeds from this issuance were used to pay a portion of HOC’s outstanding term loans and revolving loans under its senior secured credit facilities, of which approximately $138.1 million was used to permanently reduce commitments under the revolving credit facility and approximately $495.3 million was used to reduce amounts due on the term loan.

On October 22, 2009, HOC completed cash tender offers for certain of its outstanding debt securities with maturities in 2010 and 2011 (as more fully discussed below). In connection with these tender offers, HOC borrowed $1,000 million of new term loans under its Credit Facilities pursuant to an incremental amendment (the “Incremental Loans”). A portion of the net proceeds of the Incremental Loans were used to purchase the notes validly tendered and not validly withdrawn pursuant to the tender offers.

As of December 31, 2009, after consideration of the 2009 activity discussed above, our Credit Facilities provided for senior secured financing of up to $8,465.1 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $6,835.1 million with $5,835.1 million maturing on January 20, 2015 and $1,000.0 million maturing on October 31, 2006, and (ii) a senior secured revolving credit facility in an aggregate principal amount of $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The credit facilities require scheduled quarterly payments of $5.0 million, with the balance due at maturity. Effective March 31, 2010, the required quarterly payments will increase to $7.5 million. A total of $7,262.1 million face amount of borrowings were outstanding under the Credit Facilities as of December 31, 2009, with an additional $162.2 million committed to letters of credit that were issued under the Credit Facilities. After consideration of these borrowings and letters of credit, $1,040.8 million of additional borrowing capacity was available to the Company under the Credit Facilities as of December 31, 2009.

Interest and Fees. Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of December 31, 2009, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan and 150 basis points over LIBOR for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of i) the then-current LIBOR rate or ii) 2.0%; in each case plus an applicable margin. At December 31, 2009, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of December 31, 2009, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt have semi-annual interest payments, with the majority of those payments on June 15 and December 15. Our previously outstanding senior secured notes that were retired as part of the exchange offers below had semi-annual interest payments on February 1 and August 1 of every year.

In July 2008, HOC made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in-kind. A similar election was made in January 2009 to pay the interest due August 1, 2009, for the 10.75%/11.5% Senior Toggle Notes due 2018 in-kind, and in March 2009, the election was made to pay the interest due April 28, 2009, on the Interim Loan Agreement in-kind. In connection with the debt exchange detailed below, the Interim Toggle Notes were no longer outstanding. The Company used the cash savings generated by this election for general corporate purposes, including the early retirement of other debt.

Exchange Offers, Debt Repurchases and Open Market Purchases From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

In December 2008, HOC completed private exchange offers whereby approximately $2,224 million, face amount, of HOC’s debt maturing between 2010 and 2018, was exchanged for new 10.0% Second-Priority Senior Secured Notes with a face value of $214.8 million due 2015 and new 10.0% Second-Priority Senior Secured Notes with a face value of $847.6 million due 2018. Interest on the new notes is payable in cash each June 15 and December 15 until maturity. The Second-Priority Senior Secured Notes are secured by a second priority security interest in substantially all of HOC’s and its subsidiary’s property and assets that secure the senior secured credit facilities. These liens are junior in priority to the liens on substantially the same collateral securing the senior secured credit facilities.

On April 15, 2009, HOC completed private exchange offers to exchange approximately $3,648.8 million aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5,470.1 million principal amount of its outstanding debt due between 2010 and 2018. The new notes are guaranteed by Harrah’s Entertainment and are secured on a second-priority lien basis by substantially all of HOC’s and its subsidiaries’ assets that secure the senior secured credit facilities. In addition to the exchange offers, a subsidiary of Harrah’s Entertainment paid approximately $96.7 million to purchase for cash certain notes of HOC with an aggregate principal amount of approximately $522.9 million maturing between 2015 and 2017. The notes purchased pursuant to this tender offer remained outstanding for HOC but reduce Harrah’s Entertainment’s outstanding debt on a consolidated basis. Additionally, HOC paid approximately $4.8 million in cash to purchase notes of approximately $24.0 million aggregate principal amount from retail holders that were not eligible to participate in the exchange offers. As a result of the exchange and tender offers, we recorded a pretax gain in the second quarter 2009 of approximately $4,023.0 million.

On October 22, 2009, HOC completed cash tender offers (the “2010/2011 Tender Offers”) for certain of its outstanding debt securities with maturities in 2010 and 2011. HOC purchased $4.5 million principal amount of its 5.500% senior notes due 2010, $17.2 million principal amount of its 7.875% senior subordinated notes due 2010, $19.6 million principal amount of its 8.000% senior notes due 2011 and $4.2 million principal amount of its 8.125% senior subordinated notes due 2011 for an aggregate consideration of approximately $44.5 million.

During the 2009 fourth quarter, we entered into and completed purchase and sale agreements with certain lenders to acquire mezzanine loans (“CMBS Loans”) under our CMBS financing. We purchased approximately $948.8 million face value of our outstanding CMBS Loans for approximately $237.2 million, recognizing a pre-tax gain on the transaction of approximately $688.1 million. As a result of the recent debt repurchase, the total outstanding debt related to CMBS Financing was approximately $5,551.5 million as of December 31, 2009.

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

As a result of the 2009 exchange and tender offers, the CMBS Financing repurchases, and purchases of our debt on the open market, we recorded a pre-tax gain in 2009 of $4,965.5 million arising from early extinguishment of debt, comprised as follows:

(In millions)	Year ended Dec. 31, 2009

Face value of HOC Open Market Purchases:
5.50% due 7/01/2010	$68.0
7.875% due 3/15/2010	111.5
8.00% due 02/01/2011	37.7
8.125% due 05/15/2011	178.2
5.375% due 12/15/2013	87.2
10.75% due 1/28/2016	265.0

Face value of other HET Subsidiary Open Market Purchases:
5.625% due 06/01/2015	$138.0
5.750% due 06/01/2017	169.0
6.50% due 06/01/2016	24.0

Total Face Value of open market purchases	1,078.6

Cash paid for open market purchases	(657.0)

Net cash gain on open market purchases	421.6
Write-off of unamortized discounts and fees	(167.2)
Gain on CMBS repurchases	688.1
Gain on debt exchanges	4,023.0

Aggregate gains on early extinguishments of debt	$4,965.5

Under the American Recovery and Reinvestment Act of 2009 (the “Act”), the Company will receive temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows for a five-year deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably over the succeeding five years. The provision applies for specified types of repurchases including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another. For state income tax purposes, certain states have conformed to the Act and others have not.

Collateral and Guarantors HOC’s Credit Facilities are guaranteed by Harrah’s Entertainment, and are secured by a pledge of HOC’s capital stock, and by substantially all of the existing and future property and assets of HOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of HOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Caesars Atlantic City	(Hotel only)	Harrah’s North Kansas City
Imperial Palace	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Council Bluffs
Bill’s Gamblin’ Hall & Saloon		Horseshoe Bossier City	Horseshoe Council Bluffs/
		Harrah’s Tunica	Bluffs Run
Horseshoe Tunica
Tunica Roadhouse

Illinois/Indiana	Other Nevada
Horseshoe Southern Indiana	Harrah’s Reno
Harrah’s Metropolis	Harrah’s Lake Tahoe
Horseshoe Hammond	Harveys Lake Tahoe
Bill’s Lake Tahoe(a)

(a)	In December 2009, we announced the closure of this property effective January 2010 and we sold the property in February 2010.

Additionally, certain undeveloped land in Las Vegas also is mortgaged.

Restrictive Covenants and Other Matters The Credit Facilities require compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting HOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions (iv) make certain investments, loans and advances; (v) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as “Designated Senior Debt”.

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

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million Original First Lien Notes issued June 15, 2009 and the $720.0 million Additional First Lien Notes issued on September 11, 2009 and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the 10.75% Senior Notes, 10.75%/11.5% Senior Toggle Notes and the agreements governing the other cash pay debt and PIK toggle debt limit HOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to HOC only, engage in any business or own any material asset other than all of the equity interest of HOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

We believe we are in compliance with HOC’s credit agreement and indentures, including the Senior Secured Leverage Ratio, as of December 31, 2009. If our LTM Adjusted EBITDA were to decline significantly from the level achieved in 2009, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under HOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our credit agreement allows us to apply the cash contributions received by HOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

Other Financing Transactions

Harrah’s Chester Secured Loan

During 2009, Chester Downs, a majority-owned subsidiary of HOC and owner of Harrah’s Chester, entered into an agreement to borrow under a senior secured term loan with a principal amount of $230 million and borrowed such amount, net of original issue discount. The proceeds of the term loan were used to pay off intercompany debt due to HOC and to repurchase equity interests from certain minority partners of Chester Downs. As a result of the purchase of these equity interests, HOC currently owns 95.0% of Chester Downs.

2010 Acquisition of Planet Hollywood

On February 19, 2010, HOC acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns and operates the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas assumed a $554.3 million senior secured term loan, and a subsidiary of Harrah’s Operating cancelled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into an amended and restated loan agreement (the “Amended and Restated Loan Agreement”) with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). The $554.3 million outstanding under the Amended and Restated Loan Agreement bears interest at a rate per annum equal to LIBOR plus 2.859% (the “Applicable Interest Rate”) and is secured by the assets of PHW Las Vegas, and non-recourse to other subsidiaries of the Company. PHW Las Vegas is an unrestricted subsidiary of HOC and therefore not a borrower under HOC’s credit facilities. A subsidiary of HOC manages the property for PHW Las Vegas for a fee. The maturity date for this loan is December 2011, with two extension options, which, if exercised, would delay maturity until April 2015.

Guaranty

In connection with the Amended and Restated Loan Agreement referred to above, the Registrant entered into a Guaranty Agreement (the “Guaranty”) for the benefit of Lender pursuant to which the Registrant guaranteed to Lender certain recourse liabilities of PHW Las Vegas pursuant to the Amended and Restated Loan Agreement. The Registrant’s maximum aggregate liability for such recourse liabilities of PHW Las Vegas is limited to an amount not to exceed $30.0 million provided that such recourse liabilities of PHW Las Vegas do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by the Registrant or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Registrant, to the full extent of the actual benefit received by the Registrant. Pursuant to the Guaranty, the Registrant is required to maintain a net worth or liquid assets of at least $100.0 million.

Prepayments

PHW Las Vegas may, at its option, voluntarily prepay the loan in whole or in part upon twenty (20) days prior written notice to Lender.

PHW Las Vegas is required to prepay the loan in (i) the amount of any insurance proceeds received by Lender for which Lender is not obligated to make available to PHW Las Vegas for restoration in accordance with the terms of the Amended and Restated Loan Agreement, (ii) the amount of any proceeds received from the operator of the timeshare property adjacent to the Planet Hollywood.

Amendment to CMBS Financing

On March 5, 2010, we received the consent of our lenders under our CMBS financing to amend the terms of the CMBS financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be cancelled. The amendment to the terms of the CMBS Loans will become effective upon execution of definitive documentation.

In addition, we have agreed to purchase approximately $124 million of face value of CMBS Loans for $37 million, subject to the execution of definitive documentation for the amendments. In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the amendments, the borrowers have agreed to pay lenders selling CMBS Loans an additional $48 million for loans previously sold, subject to the execution of definitive documentation for the amendments.

Derivative Instruments

We account for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815 (“Accounting for Derivatives and Hedging Activities,”) which requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations or in other comprehensive income/(loss), depending upon whether or not the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2009 we have entered into 10 interest rate swap agreements for notional amounts totaling $6,500 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of December 31, 2009 are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Dec. 31, 2009	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2007	200	4.896%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2007	200	4.925%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2007	200	4.917%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2007	200	4.907%	0.28219%	January 26, 2010	April 25, 2011
September 26, 2007	250	4.809%	0.28219%	January 26, 2010	April 25, 2011
September 26, 2007	250	4.775%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2008	2,000	4.276%	0.28219%	January 26, 2010	April 25, 2013
April 25, 2008	2,000	4.263%	0.28219%	January 26, 2010	April 25, 2013
April 25, 2008	1,000	4.172%	0.28219%	January 26, 2010	April 25, 2012

The variable rate on our interest rate swap agreements did not materially change as a result of the January 26, 2010 reset.

Prior to February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in Interest expense in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3,500 million were designated as cash flow hedging instruments for accounting purposes and on April 1, 2008, the remaining swap agreements were designated as cash flow hedging instruments for accounting purposes.

During October 2009, we borrowed $1,000 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facility. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000 million swap agreement, freezing the amount of deferred losses recorded in Other Comprehensive Income associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Other Comprehensive Income into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring.

During the fourth quarter of 2009, we re-designated approximately $310 million of the $1,000 million swap as a cash flow hedging instrument. As a result, at December 31, 2009, $5,810 million of our total interest rate swap notional amount of $6,500 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap not designated as a hedging instrument will be recognized in Interest expense during the period in which the changes in value occur.

On January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The interest rate cap agreement, which was effective January 28, 2008 and terminates February 13, 2013, is for a notional amount of $6,500 million at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument for accounting purposes on May 1, 2008.

On November 30, 2009, we purchased and extinguished approximately $948.8 million of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to the debt extinguishment. As a result of the extinguishment, we reclassified approximately $12.1 million of deferred losses out of accumulated other comprehensive income and into interest expense associated with hedges for which the forecasted transactions are no longer probable of occurring. The change in the fair value for the ineffective portion of the cap will be recorded to interest expense starting December 1, 2009.

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the year ended December 31, 2009 and the period from January 28, 2008 through December 31, 2008:

	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gains) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gains) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging Relationships	2009	Jan. 28 through Dec. 31, 2008		2009	Jan. 28 through Dec. 31, 2008		2009	Jan. 28 through Dec. 31, 2008

Interest Rate Contracts	$20.9	$158.8	Interest Expense	$15.1	$0.8	Interest Expense	$(7.6)	$104.3

		Amount of (Gain) or Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	2009	Jan. 28 through Dec. 31, 2008
Interest Rate Contracts	Interest Expense	(7.6)	116.0

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding the $5,810 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would change interest expense for the twelve months following December 31, 2009 by approximately $60.2 million. At December 31, 2009, the three-month USD LIBOR rate was 0.253%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $15.2 million. At December 31, 2009, our variable-rate debt, excluding the aforementioned $5,810 million of variable-rate debt hedged against interest rate swap agreements, represents approximately 37% of our total debt, while our fixed-rate debt is approximately 63% of our total debt.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The following tables summarize our contractual obligations and other commitments as of December 31, 2009.

	Payments due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt, face value	$22,041.7	$429.2	$122.7	$6,201.8	$15,288.0
Capital lease obligations	10.2	5.7	4.5	—	—
Estimated interest payments (b)	9,880.2	1,616.5	3,050.9	2,341.9	2,870.9
Operating lease obligations	1,834.4	81.1	122.3	107.0	1,524.0
Purchase orders obligations	31.9	31.9	—	—	—
Guaranteed payments to State of Louisiana	74.8	60.0	14.8	—	—
Community reinvestment	117.1	6.4	12.1	12.0	86.6
Construction commitments	53.6	53.6	—	—	—
Entertainment obligations	113.0	37.0	56.2	19.8	—
Other contractual obligations	566.2	80.5	95.1	82.7	307.9

	$34,723.1	$2,401.9	$3,478.6	$8,765.2	$20,077.4

(a)	In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 11, “Income Taxes,” to our Consolidated Financial Statements included in Item 8 of this report.)

(b)	Estimated interest for variable rate debt included in this table is based on rates at December 31, 2009. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

	Amounts of Commitment Per Year
Contractual Obligations (a)	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Letters of credit	$162.2	$162.2	$—	$—	$—
Minimum payments to tribes	30.7	13.8	14.6	2.3	—

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 60 months from December 31, 2009, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

In recent years, with fewer new markets opening for development, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have affected, and are expected to continue to adversely affect our financial performance in certain markets.

Several states and Indian tribes are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions.

Although, historically, the short-term effect of such competitive developments on our Company generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We also cannot determine the long-term impact of the financial crisis on the economy, and casinos specifically. In the short-term, the current financial crisis has stalled or delayed some of our capital projects, as well as those of many of our competitors. In addition, our substantial indebtedness could limit our flexibility in planning for, or reacting to, changes in our operations or business and restrict us from developing new gaming facilities, introducing new technologies or exploiting business opportunities, all of which could place us at a competitive disadvantage. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn complimentary items and other benefits for playing at our casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one market.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The accompanying Consolidated Financial Statements, included in Item 8 of this report, have been prepared in conformity with U.S. GAAP, and accordingly, our accounting policies have been disclosed in Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.” We consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations

When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality. The following summarizes our critical accounting policies.

Property and Equipment

We have significant capital invested in our property and equipment, which represents approximately 62% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

Goodwill and Other Intangible Assets

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill.

During the fourth quarter of each year, we perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30. We perform assessments for impairment of goodwill and other intangible assets more frequently if impairment indicators exist. Due to the relative impact of weak economic conditions on certain properties in the Las Vegas market, we performed an interim assessment of goodwill and certain intangible assets for impairment during the second quarter of 2009 which resulted in an impairment charge of $297.1 million. During the third quarter of 2009, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, 2009 which resulted in an impairment charge of $1,328.6 million. We finalized our annual assessment during the fourth quarter, and as a result of the final assessment, we recorded a charge of approximately $12.3 million, which brought the aggregate charges recorded for the year ended December 31, 2009 to approximately $1,638.0 million. These impairment charges were primarily a result of adjustments to our long-term operating plan as a result of the current economic climate.

Our 2008 analysis reflected factors impacted by then-current market conditions, including lower valuation multiples for gaming assets, higher discount rates resulting from turmoil in the credit markets and the completion of our 2009 budget and forecasting process, and indicated that our goodwill and other non-amortizing intangible assets were impaired; therefore, an impairment charge of $5,489.6 million was recorded in fourth quarter 2008.

We determine estimated fair value of a reporting unit as a function, or multiple, of EBITDA combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. We determine the estimated fair values of our intangible assets by using the relief from royalty method under the income approach. After consideration of the impairment charges recorded in 2009 and 2008, we have approximately $8,408.2 million in goodwill and other intangible assets in our Consolidated Balance Sheet at December 31, 2009 as compared to $10,210.1 million at December 31, 2008.

The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the economy continues to deteriorate during 2010, discount rates increase significantly, or the Company does not meet its projected performance, the Company could have additional impairment to record within its 2010 financial statements, and such impairments could be material. This is especially true for our Las Vegas region which has a significant portion of our remaining goodwill as of December 31, 2009. In accordance with U.S. GAAP, once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed.

Total Rewards Point Liability Program

Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the expense of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The value of the cost to provide reward credits is expensed as the reward credits are earned and is included in Casino expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2009 and 2008, $53.2 million and $64.7 million, respectively, were accrued for the cost of anticipated Total Rewards credit redemptions.

In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2007, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points and the modified program, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowances on our Consolidated Statements of Operations. At December 31, 2009 and 2008, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $2.8 million and $9.3 million, respectively.

Allowance for Doubtful Accounts

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. At December 31, 2009 and 2008, we had $207.1 million and $201.4 million, respectively, in our allowance for doubtful accounts. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts.

Self-Insurance Accruals

We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2009 and 2008, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $209.6 million and $213.0 million, respectively. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on consultants to assist in the determination of estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

Income Taxes

We are subject to income taxes in the United States (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. ASC 740 (“Income Taxes”) requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have previously provided a valuation allowance on foreign tax credits, certain foreign and state net operating losses (“NOLs”), and other deferred foreign and state tax assets. U.S. tax rules require us to allocate a portion of our total interest expense to our foreign operations for purposes of determining allowable foreign tax credits. Consequently, this decrease to taxable income from foreign operations results in a diminution of the foreign taxes available as a tax credit. Although we have consistently generated taxable income on a consolidated basis, certain foreign and state NOLs and other deferred foreign and state tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable. Further, a portion of the valuation allowance against state NOLs was removed as a result of operations and debt activity in the year ended December 31, 2009.

We adopted the directives of ASC 740 regarding uncertain income tax positions on January 1, 2007. We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740’s directives regarding uncertain tax positions, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. As a result of the expiration of the statue of limitations and closure of IRS audits, our 2004 and 2005 federal income tax years were closed during the year ended December 31, 2009. The IRS audit of our 2006 federal income tax year also concluded during the year ended December 31, 2009. We participated in the IRS’s Compliance Assurance Program (“CAP”) for the 2007 and 2008 tax years. Our 2007 federal income tax year has reached the IRS appeals stage of the audit process and we expect this appeal to close before March 31, 2010. Our 2008 federal income tax year is currently under post-CAP review by the IRS. We did not participate in the IRS’s CAP program for our 2009 income tax year and we will not participate in the CAP program for the 2010 income tax year.

We are also subject to exam by various state and foreign tax authorities. Tax years prior to 2005 are generally closed for foreign and state income tax purposes as the statutes of limitations have lapsed. However, various subsidiaries are still capable of being examined by the New Jersey Division of Taxation for tax years beginning with 1999 due to our execution of New Jersey statute of limitation extensions.

Derivative Instruments

We account for derivative instruments in accordance with ASC 815 (“Derivatives and Hedging”), which requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations or in other comprehensive income/(loss) within the equity section of the balance sheets, depending upon whether or not the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability.

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Financial Statements, included in Item 8 of this report.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our approximate $18,943 million total debt at December 31, 2009, $7,020 million, excluding $5,810 million of variable rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. To manage our interest rate risk, we have entered into interest rate swap agreements with respect to LIBOR borrowings for a notional amount of $6,500 million of this variable rate debt, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6,500 million at a LIBOR cap rate of 4.5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $60.2 million. At December 31, 2009, the 3-Month USD LIBOR rate was 0.253%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $15.2 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

The table below provides information as of December 31, 2009, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. Principal amounts are used to calculate the payments to be exchanged under the related agreement(s) and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2009.

($ in millions)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$407.9	$68.5	$38.8	$164.6	$38.9	$14,312.8	$15,031.5	$13,576.0	(1)
Average interest rate	6.1%	4.7%	2.5%	4.7%	2.5%	7.6%	7.4%
Variable rate	$27.0	$10.0	$10.0	$5,561.2	$437.0	$975.2	$7,020.4	$6,159.5	(1)
Average interest rate	6.8%	9.3%	9.3%	3.2%	3.4%	9.3%	4.1%
Interest Rate Derivatives
Interest rate swaps
Fixed to variable	$—	$1,500.0	$1,000.0	$4,000.0	$—	$—	$6,500.0	$(375.2)
Average pay rate	4.4%	4.4%	4.2%	4.3%	—	—	4.3%
Average receive rate	0.3%	1.2%	2.6%	3.5%	—	—	0.7%
Interest rate cap	$—	$—	$—	$6,500.0	$—	$—	$6,500.0	$56.8

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.

As of December 31, 2009 and 2008, our long-term variable rate debt reflects borrowings under our senior secured credit facilities provided to us by a consortium of banks with a total capacity of $8,465 and $9,196 million, respectively. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate, or LIBOR, and prime rate. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2009, the Successor period from January 28, 2008 through December 31, 2008, the Predecessor period from January 1, 2008 through January 27, 2008, and the Predecessor year ended December 31, 2007. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrah’s Entertainment, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2009 (Successor Company) and December 31, 2008 (Successor Company), and the related consolidated statements of operations, stockholders’ (deficit)/equity and comprehensive (loss)/income, and cash flows for the year ended December 31, 2009 (Successor Company), the period January 28, 2008 through December 31, 2008 (Successor Company), the period January 1, 2008 through January 27, 2008 (Predecessor Company), and the year ended December 31, 2007 (Predecessor Company). Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrah’s Entertainment, Inc. and subsidiaries as of December 31, 2009 (Successor Company) and December 31, 2008 (Successor Company), and the results of their operations and their cash flows for the year ended December 31, 2009 (Successor Company), the period January 28, 2008 through December 31, 2008 (Successor Company), the period January 1, 2008 through January 27, 2008 (Predecessor Company), and the year ended December 31, 2007 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 9, 2010

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$918.1	$650.5
Receivables, less allowance for doubtful accounts of $207.1 and $201.4	323.5	394.0
Deferred income taxes	148.2	157.6
Prepayments and other	156.4	199.4
Inventories	52.7	62.7

Total current assets	1,598.9	1,464.2

Land, buildings, riverboats and equipment
Land and land improvements	7,291.9	7,310.8
Buildings, riverboats and improvements	8,896.2	8,860.8
Furniture, fixtures and equipment	2,029.1	1,888.1
Construction in progress	988.8	821.7

	19,206.0	18,881.4
Less: accumulated depreciation	(1,281.2)	(614.3)

	17,924.8	18,267.1
Assets held for sale	16.7	49.3
Goodwill	3,456.9	4,902.2
Intangible assets other than goodwill	4,951.3	5,307.9
Investments in and advances to non-consolidated affiliates	94.0	30.4
Deferred charges and other	936.6	1,027.5

	$28,979.2	$31,048.6

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$260.8	$382.3
Interest payable	195.6	417.7
Accrued expenses	1,074.8	1,115.0
Current portion of long-term debt	74.3	85.6

Total current liabilities	1,605.5	2,000.6
Long-term debt	18,868.8	23,123.3
Deferred credits and other	872.5	669.1
Deferred income taxes	5,856.9	4,327.0

	27,203.7	30,120.0

Preferred stock; $0.01 par value; 40,000,000 shares authorized, 19,893,515 and 19,912,447 shares issued and outstanding (net of 42,020 and 23,088 shares held in treasury) as of December 31, 2009 and 2008, respectively	2,642.5	2,289.4

Stockholders’ deficit
Common stock, non-voting and voting; $0.01 par value; 80,000,020 shares authorized; 40,672,302 and 40,711,008 shares issued and outstanding (net of 85,907 and 47,201 shares held in treasury) as of December 31, 2009 and 2008, respectively	0.4	0.4
Additional paid-in capital	3,480.0	3,825.1
Accumulated deficit	(4,269.3)	(5,096.3)
Accumulated other comprehensive loss	(134.0)	(139.6)

Total Harrah’s Entertainment, Inc. Stockholders’ deficit	(922.9)	(1,410.4)
Non-controlling interests	55.9	49.6

Total stockholders’ deficit	(867.0)	(1,360.8)

	$28,979.2	$31,048.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Successor		Predecessor
	Year Ended Dec. 31, 2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Year Ended Dec. 31, 2007
Revenues
Casino	$7,124.3	$7,476.9	$614.6	$8,831.0
Food and beverage	1,479.3	1,530.2	118.4	1,698.8
Rooms	1,068.9	1,174.5	96.4	1,353.6
Management fees	56.6	59.1	5.0	81.5
Other	592.4	624.8	42.7	695.9
Less: casino promotional allowances	(1,414.1)	(1,498.6)	(117.0)	(1,835.6)

Net revenues	8,907.4	9,366.9	760.1	10,825.2

Operating expenses
Direct
Casino	3,925.5	4,102.8	340.6	4,595.2
Food and beverage	596.0	639.5	50.5	716.5
Rooms	213.5	236.7	19.6	266.3
Property, general, administrative and other	2,018.8	2,143.0	178.2	2,421.7
Depreciation and amortization	683.9	626.9	63.5	817.2
Project opening costs	3.6	28.9	0.7	25.5
Write-downs, reserves and recoveries	107.9	16.2	4.7	(59.9)
Impairment of goodwill and other non-amortizing intangible assets	1,638.0	5,489.6	—	169.6
Loss/(income) on interests in non-consolidated affiliates	2.2	2.1	(0.5)	(3.9)
Corporate expense	150.7	131.8	8.5	138.1
Acquisition and integration costs	0.3	24.0	125.6	13.4
Amortization of intangible assets	174.8	162.9	5.5	73.5

Total operating expenses	9,515.2	13,604.4	796.9	9,173.2

(Loss)/income from operations	(607.8)	(4,237.5)	(36.8)	1,652.0
Interest expense, net of capitalized interest	(1,892.5)	(2,074.9)	(89.7)	(800.8)
Gains/(losses) on early extinguishments of debt	4,965.5	742.1	—	(2.0)
Other income, including interest income	33.0	35.2	1.1	43.3

Income/(loss) from continuing operations before income taxes	2,498.2	(5,535.1)	(125.4)	892.5
(Provision)/benefit for income tax	(1,651.8)	360.4	26.0	(350.1)

Income/(loss) from continuing operations, net of tax	846.4	(5,174.7)	(99.4)	542.4

Discontinued operations
Income from discontinued operations	—	141.5	0.1	145.4
Provision for income taxes	—	(51.1)	—	(53.2)

Income from discontinued operations, net	—	90.4	0.1	92.2

Net income/(loss)	846.4	(5,084.3)	(99.3)	634.6
Less: net income attributable to non-controlling interests	(18.8)	(12.0)	(1.6)	(15.2)

Net income/(loss) attributable to Harrah’s Entertainment Inc	$827.6	$(5,096.3)	$(100.9)	$619.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY AND COMPREHENSIVE (LOSS)/INCOME

(In millions)

	Common Stock		Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at January 1, 2007, Predecessor	186.1	$18.6	$5,148.2	$907.1	$(2.8)	$52.4	$6,123.5
Net income				619.4		15.2	634.6	$634.6
Pension adjustment related to London Clubs International, net of tax benefit of $0.8					(1.8)		(1.8)	(1.8)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.3					0.6		0.6	0.6
Foreign currency translation adjustments, net of tax provision of $15.5					19.4		19.4	19.4
Cash dividends				(299.2)			(299.2)
Adjustment for initial adoption of ASC 740				(12.3)			(12.3)
Non-controlling distributions, net of contributions						(15.4)	(15.4)
Net shares issued under incentive compensation plans, including share-based compensation expense of $53.0 and income tax benefit of $47.7	2.7	0.3	247.2	(17.8)			229.7

2007 Comprehensive Income, Predecessor								$652.8

Balance at December 31, 2007, Predecessor	188.8	18.9	5,395.4	1,197.2	15.4	52.2	6,679.1

	Common Stock		Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at December 31, 2007, Predecessor	188.8	18.9	5,395.4	1,197.2	15.4	52.2	6,679.1
Net loss				(100.9)		1.6	(99.3)	$(99.3)
Foreign currency translation adjustments, net of tax benefit of $3.1					(1.8)		(1.8)	(1.8)
Non-controlling distributions, net of contributions						(0.6)	(0.6)
Acceleration of predecessor incentive compensation plans, including share-based compensation expense of $2.9 and income tax benefit of $65.8			156.0				156.0

2008 Comprehensive Loss, Predecessor								$(101.1)

Balance at January 27, 2008, Predecessor	188.8	18.9	5,551.4	1,096.3	13.6	53.2	6,733.4
Redemption of Predecessor equity	(188.8)	(18.9)	(5,551.4)	(1,096.3)	(13.6)		(6,680.2)
Issuance of Successor common stock	40.7	0.4	4,085.0				4,085.4

Balance at January 28, 2008, Successor	40.7	0.4	4,085.0	—	—	53.2	4,138.6
Net loss				(5,096.3)		12.0	(5,084.3)	$(5,084.3)
Share-based compensation			14.0				14.0
Debt exchange transaction, net of tax provision of $13.9			25.7				25.7
Repurchase of treasury shares			(2.1)				(2.1)
Cumulative preferred stock dividends			(297.8)				(297.8)
Pension adjustment related to acquisition of London Clubs International, net of tax benefit of $3.0					(6.9)		(6.9)	(6.9)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax provision of $0.3					0.6		0.6	0.6
Foreign currency translation adjustments, net of tax benefit of $14.7					(31.2)	1.3	(29.9)	(29.9)
Fair market value of swap agreements, net of tax benefit of $28.2					(51.9)		(51.9)	(51.9)
Adjustment for ASC 740 tax implications			0.3				0.3
Non-controlling distributions, net of contributions						(16.9)	(16.9)
Fair market value of interest rate cap agreement on commercial mortgage-backed securities, net of tax benefit of $28.4					(50.2)		(50.2)	(50.2)

2008 Compre- hensive Loss, Successor								$(5,222.6)

Balance at December 31, 2008, Successor	40.7	0.4	3,825.1	(5,096.3)	(139.6)	49.6	(1,360.8)

	Common Stock		Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at December 31, 2008, Successor	40.7	0.4	3,825.1	(5,096.3)	(139.6)	49.6	(1,360.8)
Net income				827.6		18.8	846.4	$846.4
Share-based compensation			16.4				16.4
Repurchase of treasury shares	*	*	(1.3)				(1.3)
Cumulative preferred stock dividends			(354.8)				(354.8)
Related party debt exchange transaction, net of tax provision of $52.3			80.1				80.1
Pension adjustment, net of tax benefit of $7.1					(14.1)		(14.1)	(14.1)
Foreign currency translation adjustments, net of tax provision of $9.4					19.0	4.8	23.8	23.8
Fair market value of swap agreements, net of tax benefit of $14.6					(27.7)		(27.7)	(27.7)
Adjustment for ASC 740 tax implications			(2.4)				(2.4)
Purchase of additional interest in subsidiary			(83.7)			(3.3)	(87.0)
Non-controlling distributions, net of contributions						(14.0)	(14.0)
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax provision of $8.8					15.7		15.7	15.7
Reclassification of loss on interest rate cap agreement from other comprehensive income to interest expense					12.1		12.1	12.1
Reclassification of loss on interest rate locks from other comprehensive loss to interest expense, net of tax provision of $0.2					0.6		0.6	0.6
Other			0.6	(0.6)			—

2009 Compre- hensive Income, Successor								$856.8

Balance at December 31, 2009, Successor	40.7	$0.4	$3,480.0	$(4,269.3)	$(134.0)	$55.9	$(867.0)

*	Amounts round to zero and do not change rounded totals.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor		Predecessor
	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007
Cash flows provided by/(used in) operating activities
Net income/(loss).	$846.4	$(5,084.3)	$(99.3)	$634.6
Adjustments to reconcile net income/(loss) to cash flows provided by operating activities:
Loss/(income) from discontinued operations, before income taxes	—	(141.5)	(0.1)	(145.4)
Gain on liquidation of LCI – Fifty	(9.0)	—	—	—
Income from insurance claims for hurricane damage	—	(185.4)	—	(130.3)
(Gains)/losses on early extinguishments of debt	(4,965.5)	(742.1)	—	2.0
Depreciation and amortization	1,145.2	1,027.3	104.9	905.8
Non-cash write-downs, reserves and recoveries, net	32.0	51.7	(0.1)	26.2
Impairment of intangible assets	1,638.0	5,489.6	—	169.6
Share-based compensation expense	16.4	15.8	50.9	53.0
Deferred income taxes	1,541.2	(466.7)	(19.0)	(35.0)
Tax benefit from stock equity plans	—	—	42.6	1.8
Insurance proceeds for business interruption from hurricane losses	—	97.9	—	119.1
Net change in long-term accounts	74.7	(80.1)	68.3	(45.1)
Net change in working capital accounts	(117.4)	403.4	(167.6)	(171.3)
Other	18.2	136.5	26.6	123.8

Cash flows provided by operating activities	220.2	522.1	7.2	1,508.8

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	(464.5)	(1,181.4)	(125.6)	(1,376.7)
Insurance proceeds for hurricane losses for discontinued operations	—	83.3	—	13.4
Insurance proceeds for hurricane losses for continuing operations	—	98.1	—	15.7
Payment for Acquisition	—	(17,490.2)	—	—
Payments for businesses acquired, net of cash acquired	—	—	0.1	(584.3)
Purchase of non-controlling interest in subsidiary	—	—	—	(8.5)
Investments in and advances to non-consolidated affiliates	(66.9)	(5.9)	—	(1.8)
Proceeds from other asset sales	20.0	5.1	3.1	99.6
Other	(11.9)	(23.2)	(1.7)	(81.0)

Cash flows used in investing activities	(523.3)	(18,514.2)	(124.1)	(1,923.6)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	2,259.6	21,524.9	—	—
Debt issuance costs	(76.4)	(644.5)	—	(6.4)
Borrowings under lending agreements	3,076.6	433.0	11,316.3	39,130.8
Repayments under lending agreements	(3,535.1)	(6,760.5)	(11,288.8)	(37,619.5)
Cash paid in connection with early extinguishments of debt	(1,003.5)	(2,167.4)	(87.7)	(120.1)
Scheduled debt retirements	(45.5)	(6.5)	—	(1,001.7)
Payment to bondholders for debt exchange	—	(289.0)	—	—
Dividends paid	—	—	—	(299.2)
Equity contribution from buyout		6,007.0	—	—
Purchase of additional interest in subsidiary	(83.7)	—	—	—
Non-controlling interests’ distributions, net of contributions	(17.2)	(14.6)	(1.6)	(20.0)
Proceeds from exercises of stock options	—	—	2.4	126.2
Excess tax (provision)/benefit from stock equity plans	—	(50.5)	77.5	51.7
Repurchase of treasury shares	(3.0)	(3.6)	—	—
Other	(1.1)	(1.3)	(0.8)	(5.3)

Cash flows provided by financing activities	570.7	18,027.0	17.3	236.5

Cash flows from discontinued operations
Cash flows from operating activities	—	4.7	0.5	88.9
Cash flows from investing activities	—	—	—	(0.2)

Cash flows provided by discontinued operations	—	4.7	0.5	88.7

Net increase/(decrease) in cash and cash equivalents	267.6	39.6	(99.1)	(89.6)
Cash and cash equivalents, beginning of period	650.5	610.9	710.0	799.6

Cash and cash equivalents, end of period	$918.1	$650.5	$610.9	$710.0

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

Note 1—Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND ORGANIZATION. As of December 31, 2009, we owned, operated or managed 52 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Canada, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, and one combination harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Acquisition.” Although Harrah’s Entertainment continued as the same legal entity after the Acquisition, the accompanying Consolidated Statement of Operations, the Consolidated Statement of Cash Flows and the Consolidated Statements of Stockholders’ (Deficit)/Equity and Comprehensive (Loss)/Income for the year ended December 31, 2008 are presented as the Predecessor period for the period prior to the Acquisition and as the Successor period for the period subsequent to the Acquisition. As a result of the application of purchase accounting as of the Acquisition date, the consolidated financial statements for the Successor periods and the Predecessor periods are presented on different bases and are, therefore, not comparable.

PRINCIPLES OF CONSOLIDATION. Our Consolidated Financial Statements include the accounts of Harrah’s Entertainment and its subsidiaries after elimination of all significant intercompany accounts and transactions.

We consolidate into our financial statements the accounts of all wholly-owned subsidiaries, and any partially-owned subsidiary that we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method.

We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2009, we analyzed our variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation.” Our analysis included both quantitative and qualitative reviews. Quantitative analysis is based on the forecasted cash flows of the entity. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, and financial agreements. Based on these analyses, there were no consolidated variable interest entities that were material to our consolidated financial statements.

As discussed in Note 2, “Recently Issued Accounting Pronouncements,” we adopted the provisions of Accounting Standards Update (“ASU”) 2009-17 (Topic 810) effective January 1, 2010.

CASH AND CASH EQUIVALENTS. Cash includes the minimum cash balances required to be maintained by state gaming commissions or local and state governments, which totaled approximately $25.0 million and $27.4 million at December 31, 2009 and 2008, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.

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

LAND, BUILDINGS, RIVERBOATS AND EQUIPMENT. As a result of the application of purchase accounting, land, buildings, riverboats and equipment were recorded at their estimated fair value and useful lives as of the Acquisition date. Additions to land, buildings, riverboats and equipment subsequent to the Acquisition are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income. Interest expense is capitalized on internally constructed assets at our overall weighted-average borrowing rate of interest. Capitalized interest amounted to $32.4 million for the year ended December 31, 2009, $53.3 million for the period from January 28, 2008 through December 31, 2008, $2.7 million for the period from January 1, 2008 through January 27, 2008 and $20.4 million for the year ended December 31, 2007, respectively.

We depreciate our buildings, riverboats and equipment for book purposes using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, as follows:

Buildings and improvements	5 to 40 years
Riverboats and barges	30 years
Furniture, fixtures and equipment	2 1/2 to 20 years

We review the carrying value of land, buildings, riverboats and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the estimated fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, and the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual property.

Assets held for sale at December 31, 2009 primarily consisted of the building in Memphis, Tennessee which previously housed a majority of the corporate functions. The sale of this building closed in January 2010. Also in January 2010, we closed Bill’s Lake Tahoe and later sold the property in February 2010. Neither the financial position of Bill’s Lake Tahoe as of December 31, 2009, nor the results of operations for the three years then ended are material to the consolidated financial statements. As a result, Bill’s Lake Tahoe has not been included in either assets held for sale or discontinued operations.

GOODWILL AND OTHER INTANGIBLE ASSETS. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.

We determine the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell cash-intensive businesses such as casinos. We determine the estimated fair values of our non-amortizing intangible assets other than goodwill by using the relief from royalty method under the income approach. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

During the fourth quarter of each year, we perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30. We perform assessments for impairment of goodwill and other intangible assets more frequently if impairment indicators exist. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit, to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

See Note 4, “Goodwill and Other Intangible Assets,” for additional discussion of goodwill and other intangible assets.

UNAMORTIZED DEBT ISSUE COSTS. Debt discounts or premiums incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. Debt issue costs are amortized to interest expense based on the related debt agreements using the straight-line method, which approximates the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Unamortized deferred financing charges are included in Deferred charges and other in our Consolidated Balance Sheets.

DERIVATIVE INSTRUMENTS. We account for derivative instruments in accordance with ASC 815, “Derivatives and Hedging),” which requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations or in other comprehensive income/(loss) within the equity section of the balance sheets, depending upon whether or not the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 6, “Debt,” for additional discussion of our derivative instruments.

TOTAL REWARDS POINT LIABILITY PROGRAM. Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the expense of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The value of the cost to provide reward credits is expensed as the reward credits are earned and is included in direct Casino expense in our Consolidated Statements of Operations. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2009 and 2008, in Accrued expenses, we had accrual balances of $53.2 million and $64.7 million, respectively, for the estimated cost of Total Rewards credit redemptions.

In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2007, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points and the modified program, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowance in our Consolidated Statements of Operations. At December 31, 2009 and 2008, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $2.8 million and $9.3 million, respectively.

SELF-INSURANCE ACCRUALS. We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating our liabilities, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on actuarial consultants to assist in the determination of such accruals. Our accruals are estimated based upon actuarial estimates of undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

REVENUE RECOGNITION. Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Food and beverage, rooms, and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is included in casino expenses as follows:

	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007
Food and beverage	$473.4	$500.6	$42.4	$582.9
Rooms	190.4	168.7	12.7	192.3
Other	70.6	88.6	5.5	95.6

	$734.4	$757.9	$60.6	$870.8

ADVERTISING. The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $188.2 million for the year ended December 31, 2009, $253.7 million for the period from January 28, 2008 through December 31, 2008, $20.9 million for the period from January 1, 2008 through January 27, 2008, and $294.9 million for the year ended December 31, 2007, respectively.

INCOME TAXES. We are subject to income taxes in the United States (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. ASC 740, “Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have previously provided a valuation allowance on foreign tax credits, certain foreign and state net operating losses (“NOLs”), and other deferred foreign and state tax assets. U.S. tax rules require us to allocate a portion of our total interest expense to our foreign operations for purposes of determining allowable foreign tax credits. Consequently, this decrease to taxable income from foreign operations results in a diminution of the foreign taxes available as a tax credit. Although we have consistently generated taxable income on a consolidated basis, certain foreign and state NOLs and other deferred foreign and state tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable. Further, a portion of the valuation allowance against state NOLs was removed as a result of operations and debt activity in the year ended December 31, 2009.

We adopted the directives of ASC 740 regarding uncertain income tax positions on January 1, 2007. We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740’s directives regarding uncertain tax positions, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. As a result of the expiration of the statue of limitations and closure of IRS audits, our 2004 and 2005 federal income tax years were closed during the year ended December 31, 2009. The IRS audit of our 2006 federal income tax year also concluded during the year ended December 31, 2009. We participated in the IRS’s Compliance Assurance Program (“CAP”) for the 2007 and 2008 tax years. Our 2007 federal income tax year has reached the IRS appeals stage of the audit process and we expect this appeal to close before March 31, 2010. Our 2008 federal income tax year is currently under post-CAP review by the IRS. We did not participate in the IRS’s CAP program for our 2009 income tax year and we will not participate in the CAP program for the 2010 income tax year.

We are also subject to exam by various state and foreign tax authorities. Tax years prior to 2005 are generally closed for foreign and state income tax purposes as the statutes of limitations have lapsed. However, various subsidiaries are still capable of being examined by the New Jersey Division of Taxation for tax years beginning with 1999 due to our execution of New Jersey statute of limitation extensions.

RECLASSIFICATION. We have recast certain amounts for prior periods to conform to our 2009 presentation. We have also corrected the classification of $22.5 million in investments from short-term assets to long-term assets in our December 31, 2008 Consolidated Balance Sheet. We have concluded that this change is not material.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.

Note 2—Recently Issued Accounting Pronouncements

On July 1, 2009 the Financial Accounting Standards Board (“FASB”) launched the ASC a structural overhaul to U.S. GAAP that changes from a standards-based model (with thousands of individual standards) to a topical based model. For final consensuses that have been ratified by the FASB, the ASC will be updated with an Accounting Standards Update (“ASU”), which is assigned a number that corresponds to the year and that ASU’s spot in the progression (e.g., 2010—1 will be the first ASU issued in 2010). ASUs will replace accounting changes that historically were issued as Statement of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN,”) FASB Staff Positions (“FSPs,”) or other types of FASB Standards.

The following are accounting standards adopted or issued during 2009 that could have an impact on our Company.

We adopted the provisions of ASC 805, “Business Combinations,” on January 1, 2009. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The primary impact to our financial results will be possible charges to income tax expense for changes in deferred tax valuation allowances and income tax uncertainties related to the Acquisition.

We adopted the provision of ASC 810-10-65-1, “Non-controlling Interests,” on January 1, 2009. This statement requires an entity to classify non-controlling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and non-controlling interests are required to be treated as equity transactions. As a result of the adoption of this standard, we have recast certain amounts within our 2008 and 2007 financial statements to conform to the 2009 presentation.

On January 1, 2009, we adopted the provisions of ASC 815, “Derivatives and Hedging,” which requires disclosures that allow financial statement users to understand (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Because ASC 815 applies only to financial statement disclosures, it did not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued ASC 320, “Investments in Debt and Equity Securities,” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement did not affect our consolidated financial statements upon adoption.

In April 2009, the FASB issued ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements. We first adopted the required disclosure in our interim financial statements filed on Form 10-Q for the quarter and six months ended June 30, 2009.

In second quarter 2009, we adopted the provisions of ASC 855, “Subsequent Events.” ASC 855 establishes general standards for accounting for and disclosing events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. We have evaluated subsequent events through March 9, 2010, which represents the date these financial statements are issued. The results of our evaluation are described further in Note 21, “Subsequent Events.”

In June 2009, the FASB issued ASU 2009-17 (ASC Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which is effective as of January 1, 2010. The new standard amends existing consolidation guidance for variable interest entities and requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and either the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. As a result of the adoption of ASU 2009-17, we have two joint ventures which were consolidated within our financial statements for all periods presented within the financial statements included within this Form 10-K that will no longer be consolidated beginning in January 2010. Net revenues and operating income for the year ended December 31, 2009 for these two joint ventures were approximately $40.3 million and $1.7 million, respectively. As a result, we believe the adoption of ASU 2009-17 is not material to our financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” The ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use a valuation technique that uses a quoted price or another valuation technique consistent with the principles of Topic 820 (e.g., a market approach or an income approach). The ASU is effective for the first interim or annual reporting period beginning after ASU’s issuance. The adoption of ASU 2009-05 is not material to our financial statements.

Note 3—The Acquisition

The Acquisition was completed on January 28, 2008, and was financed by a combination of borrowings under the Company’s new term loan facility due 2015, the issuance of Senior Notes due 2016 and Senior PIK Toggle Notes due 2018, certain secured financing, and equity investments by Apollo and TPG, co-investors and members of management. See Note 6, “Debt,” for a discussion of our debt.

The purchase price was approximately $30.7 billion, including the assumption of $12.4 billion of debt and the incurrence of approximately $1.0 billion of transaction costs. All of the outstanding shares of Harrah’s Entertainment stock were acquired, with shareholders receiving $90.00 in cash for each outstanding share of common stock.

As a result of the Acquisition, the issued and outstanding shares of non-voting common stock and the non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo and TPG and certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo and TPG. As a result of the Acquisition, our stock is no longer publicly traded.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition. We determined the estimated fair values after review and consideration of relevant information including discounted cash flow analyses, quoted market prices and our own estimates. To the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets, such excess was recorded as goodwill. Goodwill and intangible assets that are determined to have an indefinite life are not amortized.

The following table reconciles the purchase price and financing adjustments in connection with the Acquisition and summarizes the estimated fair values of the assets and liabilities assumed at the date of the Acquisition.

	Predecessor		Successor
(In millions)	January 27, 2008	Acquisition Adjustments	January 28, 2008
Assets
Current assets	$1,658.6	$696.8	$2,355.4
Land, buildings, riverboats and equipment	15,621.3	2,165.7	17,787.0
Long-term assets	511.5	812.9	1,324.4
Intangible assets	2,030.2	4,385.7	6,415.9
Goodwill	3,549.7	5,888.2	9,437.9

Total assets	$23,371.3	$13,949.3	$37,320.6

Liabilities and Stockholders’ Equity
Current liabilities, including current portion of long-term debt	$1,797.9	$321.7	$2,119.6
Deferred income taxes	1,974.1	2,914.4	4,888.5
Long-term debt	12,367.5	11,535.0	23,902.5
Other long-term liabilities	498.4	0.6	499.0

Total liabilities	16,637.9	14,771.7	31,409.6

Minority interests	53.2	—	53.2

Stockholders’ equity, including preferred stock	6,680.2	(822.4)	5,857.8

Total liabilities and stockholders’ equity	$23,371.3	$13,949.3	$37,320.6

Of the estimated $6,415.9 million of intangible assets, $2,732.0 million was assigned to trademarks that are not subject to amortization and $1,951.0 million was assigned to gaming rights that are not subject to amortization. The remaining intangible assets include customer relationships of $1,454.5 million, contract rights estimated at $134.3 million, gaming rights estimated at $42.8 million, trademarks subject to amortization estimated at $7.8 million and internally developed information technology systems estimated at $93.5 million.

Patented technology was assigned lives ranging from 1 to 10 years based on the estimated remaining usefulness of that technology for Harrah’s Entertainment. Amortizing contract rights were assigned lives based on the remaining life of the contract, including any extensions that management is probable to exercise, ranging from 11 months to 11 years. Amortizing customer relationships were given lives of 10 to 14 years based upon attrition rates and computations of incremental value derived from existing relationships.

The following unaudited pro forma consolidated financial information assumes that the Acquisition was completed at the beginning of 2008 and 2007.

	December 31,
(In millions)	2008	2007
Net revenues	$10,127.0	$10,825.2

Loss from continuing operations, net of tax	$(5,349.7)	$(409.1)

Net loss attributable to Harrah’s Entertainment, Inc.	$(5,272.8)	$(332.1)

Pro forma results for the year ended December 31, 2008, include non-recurring charges of $82.8 million related to the accelerated vesting of stock options, stock appreciation rights (SARs) and restricted stock and $66.8 million of legal and other professional charges related to the Acquisition. Pro forma results for the year ended December 31, 2007 included $13.4 million for costs related to the Acquisition.

The unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Acquisition been completed at the beginning of the periods, or of future results.

Note 4—Goodwill and Other Intangible Assets

We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangible Assets—Goodwill and Other,” which provides guidance regarding the recognition and measurement of intangible assets and requires assessments for impairment of intangible assets that are not subject to amortization at least annually.

The following table sets forth changes in our goodwill:

(In millions)
Balance at December 31, 2007 (Predecessor)	$3,553.6
Additions or adjustments	(3.9)

Balance at January 27, 2008 (Predecessor)	3,549.7
Elimination of Predecessor goodwill	(3,549.7)
Goodwill assigned in purchase price allocation	9,437.9

Balance at January 28, 2008 (Successor)	9,437.9
Adjustments for taxes	16.3
Foreign currency translation	(14.1)
Impairments of goodwill	(4,537.9)

Balance at December 31, 2008 (Successor)	4,902.2
Additions or adjustments	—
Impairments of goodwill	(1,445.3)

Balance at December 31, 2009	$3,456.9

During the fourth quarter of each year, we perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30. We perform assessments for impairment of goodwill and other intangible assets more frequently if impairment indicators exist. For our assessment, we determine the estimated fair value of each reporting unit as a function, or multiple, of EBITDA, combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell cash-intensive businesses such as casinos. We determine the estimated fair values of our non-amortizing intangible assets by using the relief from royalty method under the income approach.

Due to the relative impact of weak economic conditions on certain properties in the Las Vegas market, we performed an interim assessment of goodwill and certain intangible assets for impairment during the second quarter of 2009 which resulted in an impairment charge of $297.1 million. During the third quarter of 2009, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, 2009 which resulted in an impairment charge of $1,328.6 million. We finalized our annual assessment during the fourth quarter, and as a result of the final assessment, we recorded a charge of approximately $12.3 million, which brought the aggregate charges recorded for the year ended December 31, 2009 to approximately $1,638.0 million. These impairment charges were primarily a result of adjustments to our long-term operating plan as a result of the current economic climate.

Our 2008 analysis of goodwill and non-amortizing intangible assets reflected factors impacted by then-current market conditions, including lower valuation multiples for gaming assets, higher discount rates resulting from turmoil in the credit markets and the completion of our 2009 budget and forecasting process. This analysis indicated that our goodwill and other non-amortizing intangible assets were impaired. Therefore, a charge of $5,489.6 million was recorded to our consolidated condensed statement of operations in fourth quarter 2008.

Since the date of the Acquisition, we have recorded aggregate impairment charges to Goodwill of $5,983.2 million.

The table below summarizes our impairment charges for goodwill and other non-amortizing intangible assets:

	Successor		Predecessor
(In millions)	Year Ended Dec. 31, 2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Year Ended Dec. 31, 2007
Goodwill	$1,445.3	$4,537.9	$—	$—
Trademarks	106.7	687.0	—	—
Gaming rights and other	86.0	264.7	—	169.6

Total impairment of goodwill and other non-amortizing intangible assets	$1,638.0	$5,489.6	$—	$169.6

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	December 31, 2009				December 31, 2008
(In millions)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	11.7	$1,454.5	$(240.8)	$1,213.7	$1,454.5	$(115.2)	$1,339.3
Contract rights	5.5	130.1	(66.5)	63.6	128.8	(33.2)	95.6
Patented technology	8.0	93.5	(22.4)	71.1	93.5	(10.7)	82.8
Gaming rights	16.4	42.8	(5.0)	37.8	42.8	(2.4)	40.4
Trademarks	5.0	7.8	(3.0)	4.8	7.8	(1.4)	6.4

		$1,728.7	$(337.7)	1,391.0	$1,727.4	$(162.9)	1,564.5

Non-amortizing intangible assets
Trademarks				1,937.0			2,043.1
Gaming rights				1,623.3			1,700.3

				3,560.3			3,743.4

Total intangible assets other than goodwill				$4,951.3			$5,307.9

The aggregate amortization expense for those intangible assets that continue to be amortized was $174.8 million for the year ended December 31, 2009, $162.9 million for the period from January 28, 2008 through December 31, 2008, $5.5 million for the period from January 1, 2008 through January 27, 2008 and $73.5 million for the year ended December 31, 2007. Estimated annual amortization expense for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and thereafter is $159.2 million, $155.8 million, $154.4 million, $152.1 million, $141.9 million and $658.5 million, respectively.

Note 5—Detail of Accrued Expenses

Accrued expenses consisted of the following as of December 31:

(In millions)	2009	2008
Payroll and other compensation	$226.0	$193.1
Insurance claims and reserves	209.6	213.0
Accrued taxes	149.3	158.9
Total Rewards liability	53.2	64.7
Other accruals	436.7	485.3

	$1,074.8	$1,115.0

Note 6—Debt

In connection with the Acquisition, eight of our properties (the “CMBS properties”) and their related assets were spun out of HOC to Harrah’s Entertainment. As of the Acquisition date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6,500 million of real estate loans (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Harrah’s Entertainment. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of HOC to Harrah’s Entertainment and became property secured under the CMBS loans, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to HOC from Harrah’s Entertainment as contemplated under the debt agreements effective pursuant to the Acquisition.

In connection with the Acquisition, the following debt was issued on or about January 28, 2008:

Debt Issued	Face Value
(in millions)
Term loan facility, maturity 2015	$7,250.0
10.75% Senior Notes due 2016	5,275.0
10.75%/11.5% Senior PIK Toggle Notes due 2018	1,500.0
CMBS financing	6,500.0

In connection with the Acquisition, the following debt was retired on or about January 28, 2008:

Debt Extinguished	Face Value
(in millions)
Credit Facilities due 2011	$5,795.8
7.5% Senior Notes due 2009	131.2
8.875% Senior Subordinated Notes due 2008	394.3
7.5% Senior Notes due 2009	424.2
7.0% Senior Notes due 2013	299.4
Floating Rate Notes due 2008	250.0
Floating Rate Contingent Convertible Senior Notes due 2024	374.7

Subsequent to the Acquisition, the following debt was retired through purchase or exchange during 2008:

Debt Extinguished	Face Value
(in millions)
5.5% Senior Notes due 2010	$32.3
7.875% Senior Subordinated Notes due 2010	12.1
8.125% Senior Subordinated Notes due 2011	21.7
10.75% Senior PIK Toggle Notes due 2018	350.0
10.75% Senior Notes due 2016	732.0
5.5% Senior Notes due 2010	371.3
8.0% Senior Notes due 2011	19.7
5.375% Senior Notes due 2013	221.4
5.75% Senior Notes due 2017	140.2
5.625% Senior Notes due 2015	136.0
6.5% Senior Notes due 2016	98.8
7.875% Senior Subordinated Notes due 2010	63.8
8.125% Senior Subordinated Notes due 2011	91.1

Included in the table above is approximately $2,224 million, face amount, of HOC’s debt that was retired in connection with private exchange offers in December 2008. Retired notes, maturing between 2010 and 2018, were exchanged for new 10.0% Second-Priority Senior Secured Notes due 2015 and new 10.0% Second-Priority Senior Secured Notes due 2018, as reflected in the table below. Approximately $448 million, face amount, of the $2,224 million retired notes, maturing between 2010 and 2011 and participating in the exchange offers, elected to receive cash of approximately $289 million in lieu of new notes.

The following debt was issued in connection with our debt exchange in December 2008:

Debt Issued	Face Value
(in millions)
10.0% Second-Priority Senior Secured Notes due 2015	$214.8
10.0% Second-Priority Senior Secured Notes due 2018	847.6

The following table presents our outstanding debt as of December 31, 2009 and 2008:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Dec. 31, 2009	Face Value at Dec. 31, 2009	Book Value at Dec. 31, 2009	Book Value at Dec. 31, 2008
Credit Facilities and Secured Debt
Term Loans	2015	3.28%-9.50%	$6,835.1	$6,810.6	$7,195.6
Revolving Credit Facility	2014	3.23%-3.75%	427.0	427.0	533.0
Senior Secured Notes	2017	11.25%	2,095.0	2,045.2	—
CMBS financing	2013	3.23%	5,551.2	5,551.2	6,500.0
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	1,959.1	542.7
Second-Priority Senior Secured Notes	2015	10.0%	214.8	150.7	144.0
Secured debt	2010	6.0%	25.0	25.0	25.0
Chester Downs term loan	2016	12.375%	230.0	217.2	—
Other	Various	Various	—	—	1.1
Subsidiary-guaranteed debt
Senior Notes, including senior interim loans	2016	10.75%	478.6	478.6	4,542.7
Senior PIK Toggle Notes, including senior interim loans	2018	10.75%/11.5%	9.4	9.4	1,150.0
Unsecured Senior Debt
7.5%	2009	7.5%	—	—	6.0
5.5%	2010	5.5%	191.6	186.9	321.5
8.0%	2011	8.0%	13.2	12.5	47.4
5.375%	2013	5.375%	125.2	95.5	200.6
7.0%	2013	7.0%	0.6	0.7	0.7
5.625%	2015	5.625%	451.8	319.5	578.1
6.5%	2016	6.5%	360.1	251.9	436.7
5.75%	2017	5.75%	237.9	151.3	372.7
Floating Rate Contingent Convertible Senior Notes	2024	0.5%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.%	2010	7.875%	143.4	142.5	287.0
8.125%	2011	8.125%	12.0	11.4	216.8
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	68.4	68.4	69.7
Other	Various	Various	18.1	18.1	24.9
Capitalized Lease Obligations
6.42%-9.8%	to 2011	6.42%-9.8%	10.2	10.2	12.5

Total debt			22,051.9	18,943.1	23,208.9
Current portion of long-term debt			(74.3)	(74.3)	(85.6)

Long-term debt			$21,977.6	$18,868.8	$23,123.3

Book values of debt as of December 31, 2009 are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million. As of December 31, 2008, book values are presented net of unamortized discounts of $1,253.4 million and unamortized premiums of $77.4 million.

At December 31, 2009, $143.4 million, face amount, of our 7.875% Senior Subordinated Notes due March 15, 2010, $191.6 million, face amount, of our 5.5% Senior Notes due July 1, 2010, and $25.0 million, face amount, of our 6.0% Secured Debt due July 15, 2010, are classified as long-term in our consolidated condensed balance sheet because the Company has both the intent and the ability to refinance these notes under our revolving credit facility. Our current maturities of debt include required interim principal payments on our Term Loan, our Chester Downs term loan, and the special improvement district bonds.

As of December 31, 2009, aggregate annual principal maturities for the four years subsequent to 2010 were: 2011, $78.5 million; 2012, $48.8 million; 2013, $5,725.9 million; and 2014, $475.9 million.

Credit Agreement and Incremental Facility Amendment In connection with the Acquisition, Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, entered into the senior secured credit facilities (the “Credit Facilities”.) This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing.

On June 3, 2009, HOC entered into an amendment and waiver to its Credit Facilities to, among other things: (i) allow for one or more future issuances of additional secured notes or loans, including the $1,375.0 million and $720.0 million of first lien notes both of which are discussed below; (ii) exclude from the maintenance covenant under its senior secured credit facilities (a) notes secured with a first priority lien on the assets of HOC and its subsidiaries that secure the senior secured credit facilities that collectively result in up to $2,000.0 million of net proceeds (provided that the aggregate face amount of all such notes shall not collectively exceed $2,200.0 million) and (b) up to $250.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries; (iii) subject to specified procedures, allow HOC to buy back loans from individual lenders at negotiated prices, which may be less than par and (iv) subject to the requirement to make such offers on a pro rata basis to all lenders, allow HOC to agree with certain lenders to extend the maturity of their term loans or revolving commitments, and for HOC to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension.

On June 15, 2009, HOC issued $1,375.0 million principal amount of 11.25% senior secured notes due 2017. These notes are secured with a first priority lien on the assets of HOC and the subsidiaries that secure the senior secured credit facilities. Proceeds from this issuance were used to pay a portion of HOC’s outstanding term loans and revolving loans under its senior secured credit facilities, of which approximately $231.9 million was used to permanently reduce commitments under the revolving credit facility and approximately $832.1 million was used to reduce amounts due on the term loan.

On September 11, 2009, HOC issued $720.0 million principal amount of additional first lien notes. Proceeds from this issuance were used to pay a portion of HOC’s outstanding terms loan and revolving loans under its senior secured credit facilities, of which approximately $138.1 million was used to permanently reduce commitments under the revolving credit facility and approximately $495.3 million was used to reduce amounts due on the term loan.

On October 22, 2009, HOC completed cash tender offers for certain of its outstanding debt securities with maturities in 2010 and 2011 (as more fully discussed below). In connection with the cash tender offers, HOC borrowed $1,000 million of new term loans under its senior secured credit facilities pursuant to an incremental amendment (the “Incremental Loans”). A portion of the net proceeds of the Incremental Loans were used to purchase the notes validly tendered and not validly withdrawn pursuant to the 2010/2011 Tender Offers.

As of December 31, 2009, after consideration of the 2009 activity discussed above, our Credit Facilities provide for senior secured financing of up to $8,465.1 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $6,835.1 million with $5,835.1 million maturing on January 20, 2015 and $1,000.0 million maturing on October 31, 2016, and (ii) a senior secured revolving credit facility in an aggregate principal amount of $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The credit facilities require scheduled quarterly payments of $5.0 million, with the balance due at maturity. Effective March 31, 2010, the required quarterly payments will increase to $7.5 million. A total of $7,262.1 million face amount of borrowings were outstanding under the Credit Facilities as of December 31, 2009, with an additional $162.2 million committed to letters of credit that were issued under the Credit Facilities. After consideration of these borrowings and letters of credit, $1,040.8 million of additional borrowing capacity was available to the Company under the Credit Facilities as of December 31, 2009.

Interest and Fees Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of December 31, 2009, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan and 150 basis points over LIBOR for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of i) the then-current LIBOR rate or ii) 2.0%; in each case plus an applicable margin. At December 31, 2009, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of December 31, 2009, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt have semi-annual interest payments, with the majority of those payments on June 15 and December 15. Our previously outstanding senior secured notes that were retired as part of the exchange offers below had semi-annual interest payments on February 1 and August 1 of every year.

In July 2008, HOC made the permitted election under the Indenture governing its 10.75%/11.5% Senior Toggle Notes due 2018 and the Interim Loan Agreement dated January 28, 2008, to pay all interest due on January 28, and February 1, 2009, for the loan in-kind. A similar election was made in January 2009 to pay the interest due August 1, 2009, for the 10.75%/11.5% Senior Toggle Notes due 2018 in-kind, and in March 2009, the election was made to pay the interest due April 28, 2009, on the Interim Loan Agreement in-kind. In connection with the debt exchange detailed below, the Interim Toggle Notes were no longer outstanding. The Company used the cash savings generated by this election for general corporate purposes, including the early retirement of other debt.

Exchange Offers, Debt Repurchases and Open Market Purchases From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These repurchases will be funded through available cash from operations and from our established debt programs. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

In December 2008, HOC completed private exchange offers whereby approximately $2,224 million, face amount, of HOC’s debt maturing between 2010 and 2018, was exchanged for new 10.0% Second-Priority Senior Secured Notes with a face value of $214.8 million due 2015 and new 10.0% Second-Priority Senior Secured Notes with a face value of $847.6 million due 2018. Interest on the new notes is payable in cash each June 15 and December 15 until maturity. The Second-Priority Senior Secured Notes are secured by a second priority security interest in substantially all of HOC’s and its subsidiary’s property and assets that secure the senior secured credit facilities. These liens are junior in priority to the liens on substantially the same collateral securing the senior secured credit facilities.

On April 15, 2009, HOC completed private exchange offers to exchange approximately $3,648.8 million aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5,470.1 million principal amount of its outstanding debt due between 2010 and 2018. The new notes are guaranteed by Harrah’s Entertainment and are secured on a second-priority lien basis by substantially all of HOC’s and its subsidiaries’ assets that secure the senior secured credit facilities. In addition to the exchange offers, a subsidiary of Harrah’s Entertainment paid approximately $96.7 million to purchase for cash certain notes of HOC with an aggregate principal amount of approximately $522.9 million maturing between 2015 and 2017. The notes purchased pursuant to this tender offer remained outstanding for HOC but reduce Harrah’s Entertainment’s outstanding debt on a consolidated basis. Additionally, HOC paid approximately $4.8 million in cash to purchase notes of approximately $24.0 million aggregate principal amount from retail holders that were not eligible to participate in the exchange offers. As a result of the exchange and tender offers, we recorded a pretax gain in the second quarter 2009 of approximately $4,023.0 million.

On October 22, 2009, HOC completed cash tender offers (the “2010/2011 Tender Offers”) for certain of its outstanding debt securities with maturities in 2010 and 2011. HOC purchased $4.5 million principal amount of its 5.500% senior notes due 2010, $17.2 million principal amount of its 7.875% senior subordinated notes due 2010, $19.6 million principal amount of its 8.000% senior notes due 2011 and $4.2 million principal amount of its 8.125% senior subordinated notes due 2011 for an aggregate consideration of approximately $44.5 million.

During the 2009 fourth quarter, we entered into and completed purchase and sale agreements with certain lenders to acquire mezzanine loans (“CMBS Loans”) under our CMBS financing. We purchased approximately $948.8 million face value of our outstanding CMBS Loans for approximately $237.2 million, recognizing a pre-tax gain on the transaction of approximately $688.1 million. As a result of the recent debt repurchase, the total outstanding debt related to CMBS Financing is now approximately $5,551.5 million.

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

As a result of the 2009 exchange and tender offers, the CMBS Financing repurchases, and purchases of our debt on the open market, we recorded a pre-tax gain in 2009 of $4,965.5 million arising from early extinguishment of debt, comprised as follows:

(In millions)	Year Ended Dec 31, 2009

Face value of HOC Open Market Purchases:
5.50% due 7/01/2010	$68.0
7.875% due 3/15/2010	111.5
8.00% due 02/01/2011	37.7
8.125% due 05/15/2011	178.2
5.375% due 12/15/2013	87.2
10.75% due 1/28/2016	265.0

Face value of other HET Subsidiary Open Market Purchases:
5.625% due 06/01/2015	$138.0
5.750% due 06/01/2017	169.0
6.50% due 06/01/2016	24.0

Total Face Value of open market purchases	1,078.6

Cash paid for open market purchases	(657.0)

Net cash gain on purchases	421.6
Write-off of unamortized discounts and debt fees	(167.2)
Gain on CMBS repurchases	688.1
Gain on debt exchanges	4,023.0

Aggregate gains on early extinguishments of debt	$4,965.5

Under the American Recovery and Reinvestment Act of 2009 (the “Act”), the Company will receive temporary tax relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows for a five-year deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably over the succeeding five years. The provision applies for specified types of repurchases including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another. For state income tax purposes, certain states have conformed to the Act and others have not.

Collateral and Guarantors HOC’s Credit Facilities are guaranteed by Harrah’s Entertainment, and are secured by a pledge of HOC’s capital stock, and by substantially all of the existing and future property and assets of HOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of HOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Caesars Atlantic City	(Hotel only)	Harrah’s North Kansas City
Imperial Palace	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Council Bluffs
Bill’s Gamblin’ Hall & Saloon		Horseshoe Bossier City	Horseshoe Council Bluffs/
		Harrah’s Tunica	Bluffs Run
Horseshoe Tunica
Tunica Roadhouse

Illinois/Indiana	Other Nevada
Horseshoe Southern Indiana	Harrah’s Reno
Harrah’s Metropolis	Harrah’s Lake Tahoe
Horseshoe Hammond	Harveys Lake Tahoe
Bill’s Lake Tahoe (a)

(a)	In December 2009, we announced the closure of this property effective January 2010 and we sold the property in February 2010.

Additionally, certain undeveloped land in Las Vegas also is mortgaged.

Restrictive Covenants and Other Matters The Credit Facilities require compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting HOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans and advances; (v) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as “Designated Senior Debt.”

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

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million Original First Lien Notes issued June 15, 2009 and the $720 million Additional First Lien Notes issued on September 11, 2009 and (b) up to $250.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the 10.75% Senior Notes, 10.75%/11.5% Senior Toggle Notes and the agreements governing the other cash pay debt and PIK toggle debt limit HOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to HOC only, engage in any business or own any material asset other than all of the equity interest of HOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Other Financing Transactions During 2009, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of HOC and owner of Harrah’s Chester, entered into an agreement to borrow under a senior secured term loan with a principal amount of $230 million and borrowed such amount, net of original issue discount. The proceeds of the term loan were used to pay off intercompany debt due to HOC and to repurchase equity interests from certain minority partners of Chester Downs. As a result of the purchase of these equity interests, HOC currently owns 95.0% of Chester Downs.

Derivative Instruments

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2009 we have entered into 10 interest rate swap agreements for notional amounts totaling $6,500 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of December 31, 2009 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Dec. 31, 2009	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2007	200	4.896%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2007	200	4.925%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2007	200	4.917%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2007	200	4.907%	0.28219%	January 26, 2010	April 25, 2011
September 26, 2007	250	4.809%	0.28219%	January 26, 2010	April 25, 2011
September 26, 2007	250	4.775%	0.28219%	January 26, 2010	April 25, 2011
April 25, 2008	2,000	4.276%	0.28219%	January 26, 2010	April 25, 2013
April 25, 2008	2,000	4.263%	0.28219%	January 26, 2010	April 25, 2013
April 25, 2008	1,000	4.172%	0.28219%	January 26, 2010	April 25, 2012

The variable rate on our interest rate swap agreements did not materially change as a result of the January 26, 2010 reset.

Prior to February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in Interest expense in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3,500 million were designated as cash flow hedging instruments for accounting purposes and on April 1, 2008, the remaining swap agreements were designated as cash flow hedging instruments for accounting purposes.

During October 2009, we borrowed $1,000 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facility. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000 million swap agreement, freezing the amount of deferred losses recorded in Other Comprehensive Income associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Other Comprehensive Income into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring.

During the fourth quarter of 2009, we re-designated approximately $310 million of the $1,000 million swap as a cash flow hedging instrument. As a result, at December 31, 2009, $5,810 million of our total interest rate swap notional amount of $6,500 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap not designated as a hedging instrument will be recognized in Interest expense during the period in which the changes in value occur.

On January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The interest rate cap agreement, which was effective January 28, 2008 and terminates February 13, 2013, is for a notional amount of $6,500 million at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument for accounting purposes on May 1, 2008.

On November 30, 2009, we purchased and extinguished approximately $948.8 million of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to the debt extinguishment. As a result of the extinguishment, we reclassified approximately $12.1 million of deferred losses out of accumulated other comprehensive income and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring. The change in the fair value for the ineffective portion of the cap will be recorded to interest expense starting December 1, 2009.

The following table represents the fair values of derivative instruments in the Consolidated Balance Sheets as of December 31, 2009 and 2008:

	Asset Derivatives				Liability Derivatives
As of December 31,	2009		2008		2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest Rate Swaps		$—		$—	Deferred Credits and Other	$(337.6)	Deferred Credits and Other	$(335.3)
Interest Rate Cap	Deferred Charges and Other	56.8	Deferred Charges and Other	32.4		—		—

Subtotal		56.8		32.4		(337.6)		(335.3)

Derivatives not designated as hedging instruments
Interest Rate Swaps		—		—	Deferred Credits and Other	(37.6)		—
Interest Rate Cap	Deferred Charges and Other	—	Deferred Charges and Other	—		—		—

Subtotal		—		—		(37.6)		—

Total Derivatives		$56.8		$32.4		$(375.2)		$(335.3)

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations as for the year ended December 31, 2009 and the period from January 28, 2008 through December 31, 2008:

	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gains) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gains) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedging Relationships	2009	Jan. 28 through Dec. 31, 2008		2009	Jan. 28 through Dec. 31, 2008		2009	Jan. 28 through Dec. 31, 2008
Interest rate contracts	$20.9	$158.8	Interest Expense	$15.1	$0.8	Interest Expense	$(7.6)	$104.3

		Amount of (Gain) or Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	2009	Jan. 28 through Dec. 31, 2008
Interest Rate Contracts	Interest Expense	(7.6)	116.0

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding the $5,810 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would change interest expense for the twelve months following December 31, 2009 by approximately $60.2 million. At December 31, 2009, the three-month USD LIBOR rate was 0.253%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $15.2 million. At December 31, 2009, our variable-rate debt, excluding the aforementioned $5,810 million of variable-rate debt hedged against interest rate swap agreements, represents approximately 37% of our total debt, while our fixed-rate debt is approximately 63% of our total debt.

Note 7—Preferred and Common Stock

Preferred Stock

As of both December 31, 2009 and 2008, the authorized preferred stock shares are 40,000,000, par value $0.01 per share, stated value $100.00 per share.

On January 28, 2008, our Board of Directors adopted a resolution authorizing the creation and issuance of a series of preferred stock known as the Non-Voting Perpetual Preferred Stock. The number of shares constituting such series shall be 20,000,000.

On a quarterly basis, each share of non-voting preferred stock accrues dividends at a rate of 15.0% per annum, compounded quarterly. Dividends will be paid in cash, when, if, and as declared by the Board of Directors, subject to approval by the appropriate regulators. We currently do not expect to pay cash dividends. Dividends on the non-voting perpetual preferred stock are cumulative. As of December 31, 2009, such dividends in arrears are $652.6 million. Shares of the non-voting preferred stock rank prior in right of payment to the non-voting and voting common stock and are entitled to a liquidation preference.

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

Upon written notice from the holders of the majority of the outstanding non-voting preferred stock, the Company shall convert each share of non-voting preferred stock into the number of shares of non-voting common stock equal to the stated value plus accumulated dividends, divided by the fair market value of the non-voting common stock as determined by the Board. At December 31, 2009, the conversion rate was equal to 3.99 non-voting common shares per non-voting preferred share.

The amount that the Company could be required to pay or the number of shares that the Company could be required to issue is not limited by any contract.

In February 2010, the Board of Directors approved revisions to the Certificate of Designation for the non-voting preferred stock to eliminate dividends (including all existing accrued but unpaid dividends) and to specify that the conversion right of the non-voting preferred stock be at the original value of the Company’s non-voting common stock. In March 2010, Hamlet Holdings LLC (the holder of all of the Company’s voting common stock) and holders of a majority of our non-voting preferred stock approved the revisions to the Certificate of Designation. Also in March 2010, the holders of a majority of our non-voting preferred stock voted to convert all of the non-voting preferred stock to non-voting common stock.

During 2009, we paid approximately $1.7 million to purchase 18,932 shares of our outstanding preferred stock. Such shares are recorded as treasury shares as of December 31, 2009.

Common Stock

As of December 31, 2009, the authorized common stock of the Company totaled 80,000,020 shares, consisting of 20 shares of voting common stock, par value $0.01 per share and 80,000,000 shares of non-voting common stock, par value $0.01 per share.

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

During 2009, we paid approximately $1.3 million to purchase 38,706 shares of our outstanding common stock. Such shares are recorded as treasury shares as of December 31, 2009.

Note 8—Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	As of December 31,
(In millions)	2009	2008
Net unrealized losses on derivative instruments, net of tax	$(100.8)	$(101.5)
Foreign currency translation, net of tax	(12.2)	(31.2)
Minimum pension liability adjustment, net of tax	(21.0)	(6.9)

	$(134.0)	$(139.6)

Note 9—Acquisition of Non-Controlling Interest

During 2009, Chester Downs entered into an agreement to borrow under a senior secured term loan in the principal amount of approximately $230.0 million. The proceeds, net of original issue discount, were used to pay off intercompany debt due to HOC and to purchase interests from other owners of Chester Downs. As a result of this acquisition, HOC increased its ownership interest to approximately 95.0% of Chester Downs. The purchase was accounted for as an equity transaction and, as a result, is included in the financing section within our Statement of Cash Flows.

Note 10—Write-downs, Reserves and Recoveries

Write-downs, reserves and recoveries include various pretax charges to record long-lived tangible asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded reserves and other non-routine transactions. The components of write-downs, reserves and recoveries for continuing operations were as follows:

	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007
Impairment of long-lived tangible assets	$59.3	$39.6	$—	$—
Remediation costs	39.3	60.5	4.4	—
Efficiency projects	34.8	29.4	0.6	21.5
Demolition costs	2.5	9.2	0.2	7.3
(Gain)/loss on divested or abandoned assets	(4.0)	34.3	—	21.0
Litigation reserves, awards and settlements	(23.5)	10.1	—	8.5
Termination of contracts	—	14.4	—	—
Insurance proceeds in excess of deferred costs	—	(185.4)	—	(130.3)
Other	(0.5)	4.1	(0.5)	12.1

	$107.9	$16.2	$4.7	$(59.9)

For the year ended December 31, 2009, we recorded impairment charges related to long-lived tangible assets of $59.3 million. The majority of the charge was related to the Company’s office building in Memphis, Tennessee due to the relocation to Las Vegas, Nevada of those corporate functions formerly performed at that location. The impairment recorded in 2008 represents declines in the market value of certain assets that were held for sale and reserves for amounts that were not expected to be recovered for other non-operating assets.

Remediation costs relate to room remediation projects at certain of our Las Vegas properties.

Efficiency program expenses in 2009 and 2008 represent costs incurred to identify and implement efficiency projects aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies. In 2009, the majority of the costs incurred related to the closing of the office in Memphis, Tennessee, which previously housed certain corporate functions.

(Gain)/loss on divested or abandoned assets represents credits or costs associated with various projects that are determined to no longer be viable. During the year ended December 31, 2009, associated with its closure and pending liquidation, we wrote off the assets and liabilities on one of our London Club properties. Because the assets and liabilities were in a net liability position, a pre-tax gain of $9.0 million was recognized in the fourth quarter of 2009. The recognized gain was partially offset by charges related to other projects.

Litigation reserves, awards and settlements include costs incurred or reversed as a result of the Company’s involvement in various litigation matters. During 2009, an approximate $30 million legal judgment against the Company was vacated by court action. This amount was previously charged to write-downs, reserves and recoveries in 2006 and was reversed accordingly upon the vacated judgment. The reversal was partially offset by expenses incurred during 2009 related to other ongoing litigation matters.

Termination of contracts in 2008 represents amounts recognized in connection with concluding long-term lease arrangements.

In first quarter 2008, we entered into a settlement agreement with our insurance carriers related to the remaining unsettled claims associated with damages incurred in Mississippi from Hurricane Katrina in 2005, and the final payment of $338.1 million was received. Insurance proceeds exceeded the net book value of the impacted assets and costs and expenses that were reimbursable under our business interruption policy, and the excess is recorded as income. The income portion included in write-downs, reserves and recoveries are for those properties that we still own and operate. Income related to properties that were subsequently sold is included in Discontinued operations in our consolidated statements of operations.

Note 11—Income Taxes

The components of income/(loss) from continuing operations before income taxes and the related (provision)/benefit for U.S. and other income taxes were as follows:

	Successor		Predecessor
Income/(Loss) from Continuing Operations, before Income Taxes (In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007

United States	$2,533.0	$(5,254.5)	$(102.1)	$1,081.0
Outside of the U.S.	(34.8)	(280.6)	(23.3)	(188.5)

	$2,498.2	$(5,535.1)	$(125.4)	$892.5

Income Tax (Provision)/Benefit	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007
United States
Current
Federal	$—	$(113.3)	$11.1	$(341.2)
State	(24.4)	(9.5)	1.2	(24.9)
Deferred
Federal	(1,461.4)	476.4	16.3	(18.9)
State	(257.7)	(4.7)	(0.4)	(0.2)
Valuation Allowance	109.9	—	—	—
Outside of the U.S.
Current	(11.6)	(10.0)	(2.2)	(11.0)
Deferred	(6.6)	21.5	—	46.1

	$(1,651.8)	$360.4	$26.0	$(350.1)

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of income/(loss) from continuing operations before taxes were as follows:

	Successor		Predecessor
	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007

Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit (excludes state taxes recorded in Reserves for uncertain tax positions)	7.2	(0.4)	0.6	(2.5)
Valuation Allowance	(3.9)	0.4	—	3.8
Foreign income taxes, net of credit	0.9	(1.1)	(1.4)	3.1
Goodwill	19.8	(27.2)	0.1	—
Officers’ life insurance/insurance proceeds	(0.3)	0.1	(1.7)	(0.5)
Acquisition and integration costs	2.6	(0.1)	(12.0)	0.5
Reserves for uncertain tax positions	4.5	(0.3)	(0.2)	0.4
Other	0.3	0.1	0.4	(0.6)

Effective tax rate	66.1%	6.5%	20.8%	39.2%

Our 2009 effective tax rate varied from the U.S. statutory rate of 35.0 percent primarily as a result of non-deductible impairments of goodwill (described in Note 4, “Goodwill and Other Intangible Assets”), acquisition costs, state income tax expense and other adjustments.

The major components of the deferred tax assets and liabilities in our Consolidated Balance Sheets as of December 31 were as follows:

(In millions)	Successor 2009	Successor 2008
Deferred tax assets
State net operating losses	$92.5	$122.3
Foreign net operating losses	30.0	29.1
Valuation allowance on net operating losses and other deferred foreign and state tax assets	(54.5)	(151.4)
Federal net operating loss	169.9	—
Compensation programs	91.3	73.6
Allowance for doubtful accounts	82.9	72.1
Self-insurance reserves	25.2	29.7
Investments in non-consolidated affiliates	—	7.6
Project opening costs and prepaid expenses	5.3	15.3
Foreign tax credit	24.1	18.9
Valuation allowance on foreign tax credit	(24.1)	(18.9)
Other	139.5	141.8

	582.1	340.1

Deferred tax liabilities
Depreciation and other property-related items	2,360.8	2,440.6
Deferred cancellation of debt income and other debt-related items	2,200.1	267.7
Management and other contracts	20.7	31.2
Intangibles	1,701.6	1,770.0
Investments in non-consolidated affiliates	7.6	—

	6,290.8	4,509.5

Net deferred tax liability	$5,708.7	$4,169.4

Deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

(In millions)	Successor 2009	Successor 2008
Assets:
Deferred income taxes (current)	$148.2	$157.6

Liabilities:
Deferred income taxes (non-current)	$5,856.9	$4,327.0

Net deferred tax liability	$5,708.7	$4,169.4

Net operating loss (“NOL”) carryforwards of the Company’s foreign subsidiaries were $107.1 million and $104.3 million for the years ended December 31, 2009 and 2008, respectively. The foreign NOLs have an indefinite carryforward period but are subject to a full valuation allowance as the Company believes these assets do not meet the “more likely than not” criteria for recognition under ASC 740.

NOL carryforwards for the Company’s subsidiaries for state income taxes were $2,238.3 million and $2,828.8 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2008, the state NOLs of $2,828.8 were subject to a full valuation allowance as the Company expected the state NOLs to expire unused. As a result of operations and debt activity during the year, we expect to utilize a portion of the state NOLs. Accordingly the amount of state NOLs subject to a valuation allowance was reduced to $394.0 million at December 31, 2009. We anticipate that state NOLs in the amount of $9.4 million will expire in 2010. The remainder of the state NOLs will expire between 2011 and 2029.

As of December 31, 2009, the Company had federal NOL carryforward of $485.4 million. This NOL will expire in 2029. As of December 31, 2009, no valuation allowance has been established for the Company’s federal NOL deferred tax assets because the Company has sufficient future tax liabilities arising within the federal NOL carryforward period. However, the Company will continue to assess the need for an allowance in future periods.

As a result of debt exchange and debt repurchase activity, the Company recognized cancellation of indebtedness income of $4,965.5 million in 2009. The Company expects to defer the income from cancellation of indebtedness for federal tax purposes in accordance with the American Recovery and Reinvestment Act of 2009 (the “Act”), which was signed into law in February 2009. The deferral provisions permit the Company to defer recognition of the cancellation of indebtedness income for federal income tax purposes until 2014, when the deferred gain will begin to be recognized pro rata over a five-year period. For state income tax purposes, certain states have conformed to the Act and others have not. In December 2008, the Company recognized cancellation of indebtedness income of $983 million which was not subject to the deferral.

We entered into an agreement with the IRS to defer settlement of our 2008 income tax liability until the end of the month in which we file our 2009 income tax return, as we will be able to settle the liability at that time through application of our expected net operating loss for 2009. We will be subject to payment of interest to the IRS during the deferral period.

Unremitted earnings of our foreign subsidiaries amounted to $116.1 million in 2009 and $71.9 million in 2008. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are deemed to be permanently reinvested. Upon distribution, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax. Unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability related to our foreign operations is not practicable.

As discussed in Note 1, “Summary of Significant Accounting Policies,” we adopted the provisions of ASC 740 regarding uncertain income tax positions, on January 1, 2007. As a result of the implementation of ASC 740, we recognized an approximate $12 million reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

(in millions)
Balance at January 1, 2007	$183.0
Additions based on tax positions related to the current year	11.0
Additions for tax positions of prior years	12.0
Reductions for tax positions for prior years	(27.0)
Settlements	(37.0)
Expiration of statutes	—

Balance at December 31, 2007	142.0
Additions based on tax positions related to the current year	2.0
Additions for tax positions of prior years	16.0
Reductions for tax positions for prior years	(12.0)
Settlements	(12.0)
Expiration of statutes	—

Balance at December 31, 2008	$136.0
Additions based on tax positions related to the current year	123.0
Additions for tax positions of prior years	139.0
Reductions for tax positions for prior years	(3.0)
Settlements	(13.0)
Expiration of statutes	(20.0)

Balance at December 31, 2009	$362.0

We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. The increases in the year ended December 31, 2009 related to costs associated with the acquisition, cancellation of indebtedness income, and other identified uncertain tax positions.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We accrued approximately $9 million, $7 million, and $9 million during 2009, 2008 and 2007, respectively; additionally, we had accrued, in total, approximately $54 million, $45 million, and $38 million for the payment of interest and penalties at December 31, 2009, 2008, and 2007, respectively. Included in the balance of unrecognized tax benefits at December 31, 2009, 2008, and 2007 are $255 million, $108 million, and $49 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. As a result of the expiration of the statute of limitations and closure of IRS audits, our 2004 and 2005 federal income tax years were closed during the year ended December 31, 2009. The IRS audit of our 2006 federal income tax year also concluded during the year ended December 31, 2009. We participated in the IRS’s Compliance Assurance Program (“CAP”) for the 2007 and 2008 tax years. Our 2007 federal income tax year has reached the IRS appeals stage of the audit process and we expect this appeal to close before March 31, 2010. Our 2008 federal income tax year is currently under post-CAP review by the IRS. We did not participate in the IRS’s CAP program for our 2009 income tax year and we will not participate in the CAP program for the 2010 income tax year.

We are also subject to exam by various state and foreign tax authorities. Tax years prior to 2005 are generally closed for foreign and state income tax purposes as the statutes of limitations have lapsed. However, various subsidiaries are still capable of being examined by the New Jersey Division of Taxation for tax years beginning with 1999 due to our execution of New Jersey statute of limitation extensions.

It is reasonably possible that our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or settlements. Audit adjustments and settlements could range from $0 to $27 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.

Note 12—Fair Value Measurements

We adopted the required provisions of ASC 820, “Fair Value Measurements and Disclosures,” on January 1, 2008. ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at estimated fair value in an entity’s financial statements on a recurring basis (at least annually). We adopted the provisions of ASC 820 for non-recurring measurements made for non-financial assets and non-financial liabilities on January 1, 2009. Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecast cash flows) inputs. See Note 4, “Goodwill and Other Intangible Assets,” for more information on the application of ASC 820 to goodwill and other intangible assets.

Under ASC 825, “Financial Instruments,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under ASC 825 for any of our financial assets or financial liabilities.

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities:

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2009
Assets:
Cash equivalents	$132.7	$132.7	$—	$—
Investments	88.9	73.4	15.5	—
Derivative instruments	56.8	—	56.8	—
Liabilities:
Derivative instruments	(375.2)	—	(375.2)	—

December 31, 2008
Assets:
Cash equivalents	$77.6	$77.6	$—	$—
Investments	45.6	29.0	16.6	—
Derivative instruments	32.4	—	32.4	—
Liabilities:
Derivative instruments	(335.3)	—	(335.3)	—

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize level 1 inputs to determine fair value.

Investments – Investments are primarily debt and equity securities, the majority of which are traded in active markets, have readily determined market values and use level 1 inputs. Those debt and equity securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. All of these investments are included in Prepayments and other and Deferred charges and other in our Consolidated Balance Sheets.

Derivative instruments – The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in Deferred charges and other and Deferred credits and other in our Consolidated Condensed Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 6, “Debt,” for more information on our derivative instruments.

Items Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of December 31, 2009, for debt with similar terms and maturities and market quotes of our publicly traded debt. As of December 31, 2009, the Company’s outstanding debt had a fair value of $19,735.5 million and a carrying value of $18,943.1 million. The Company’s interest rate swaps used for hedging purposes had fair values equal to their carrying values, in the aggregate a liability of $375.2 million, and our interest rate cap agreement had a fair value equal to its carrying value as an asset of $56.8 million at December 31, 2009. See additional discussion about derivatives in Note 6, “Debt.”

Note 13—Commitments and Contingencies

CONTRACTUAL COMMITMENTS. We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 60 months from December 31, 2009, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary and owner of Harrah’s New Orleans, of $60 million owed to the State of Louisiana. The guarantee was extended for one year to end March 31, 2011.

In addition to the guarantees discussed above, we had total aggregate non-cancelable purchase obligations of $1,012.1 million as of December 31, 2009, including construction-related commitments.

The Supreme Court of Nevada decided in early 2008 that food purchased for subsequent use in the provision of complimentary and / or employee meals is exempt from use tax. Previously, such purchases were subject to use tax and the Company has claimed, but not recognized into earnings, a use tax refund totaling $32.2 million, plus interest, as a result of the 2008 decision. In early 2009, the Nevada Department of Taxation audited our refund claim, but has taken the position that those same purchases are now subject to sales tax; therefore, they subsequently issued a sales tax assessment totaling $27.4 million plus interest after application of our refund on use tax. While we have established certain reserves against possible loss on this matter, we believe that the Nevada Department of Taxation’s position has no merit and intend to litigate the issue.

SEVERANCE AND EMPLOYMENT AGREEMENTS.

Severance Agreements. As of December 31, 2009, we have severance agreements with 13 of our executives, which provide for payments to the executives in the event of their termination after a change in control, as defined. These agreements provide, among other things, for a compensation payment of 1.5 to 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of December 31, 2009, that would be payable under the agreements to these executives aggregated approximately $39.0 million. The estimated amount that would be payable to these executives does not include an estimate for the tax gross-up payment, provided for in the agreements, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax imposed on the executive. These severance agreements expired on February 1, 2010.

Employment Agreement. We entered into an employment agreement with one executive that replaced his severance agreement as of January 28, 2008. The employment agreement provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of December 31, 2009, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $18.0 million. The estimated amount that would be payable to the executive does not include an estimate for the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax.

SELF-INSURANCE. We are self-insured for various levels of general liability, workers’ compensation, employee medical coverage and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2009 and 2008, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $209.6 million and $213.0 million, respectively.

Note 14—Leases

We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases following the provisions of ASC 840, “Leases.” At December 31, 2009, the remaining lives of our operating leases ranged from one to 83 years, with various automatic extensions totaling up to 84 years.

Rental expense, net of income from subleases, is associated with operating leases for continuing operations and is charged to expense in the year incurred. Net rental expense is included within each line of the Statements of Operations dependant upon the nature or use of the assets under lease. Total net rental expense is as follows:

	Successor		Predecessor
(In millions)	For the Year Ended Dec. 31, 2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	For the Year Ended Dec. 31, 2007
Noncancelable
Minimum	$78.7	$81.8	$7.3	$88.9
Contingent	4.1	5.5	0.4	5.2
Sublease	(0.9)	(1.0)	—	(1.2)
Other	55.5	32.9	2.9	33.9

	$137.4	$119.2	$10.6	$126.8

Our future minimum rental commitments as of December 31, 2009 were as follows:

(In millions)	Noncancelable Operating Leases
2010	$81.1
2011	64.4
2012	57.9
2013	54.4
2014	52.6
Thereafter	1,524.0

Total minimum rental commitments	$1,834.4

In addition to these minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

Note 15—Litigation

Litigation Related to Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. (“Caesars”) and the Company acquired Caesars in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide class action lawsuits against Hilton alleging that the Hilton Plan’s benefit formula was back loaded in violation of ERISA, and that Hilton failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. The plaintiffs and Hilton are undertaking Court-mandated efforts to determine an appropriate remedy.

The Company received a letter from Hilton in October 2009 alleging potential liability under the above described claims and under the terms of the Allocation Agreement. The Company may be responsible for a portion of the liability resulting from the claims noted above. We are monitoring the status of the lawsuit, remedy determination, and our potential liability, if any.

Litigation Related to Our Operations

In April 2000, the Saint Regis Mohawk Tribe (the “Tribe”) granted Caesars the exclusive rights to develop a casino project in the State of New York. On April 26, 2000, certain individual members of the Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York, against Caesars seeking to nullify Caesars’ agreement with the Tribe. On March 20, 2001, the “Tribal Court” purported to render a default judgment against Caesars in the amount of $1,787 million. Prior to our acquisition of Caesars in June 2005, it was believed that this matter was settled pending execution of final documents and mutual releases. Although fully executed settlement documents were never provided, on March 31, 2003, the United States District Court for the Northern District of New York dismissed litigation concerning the validity of the judgment, without prejudice, while retaining jurisdiction to reopen that litigation, if, within three months thereof, the settlement had not been completed. On June 22, 2007, a lawsuit was filed in the United States District Court for the Northern District of New York against us by certain trustees of the Catskill Litigation Trust alleging the Catskill Litigation Trust had been assigned the “Tribal Court” judgment and seeks to enforce it, with interest. According to a “Tribal Court” order, accrued interest through July 9, 2007, was approximately $1,014 million. On September 28, 2009, the Court entered summary judgment against the Tribe and dismissed the action, ruling that although alternative grounds were presented in the motion, the subject matter of the action was asserted in a prior action and settled by an oral agreement to end that matter with prejudice. On October 27, 2009, the Tribe filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. We have a settlement in principle with the Tribe that is subject to definitive documentation.

Litigation Related to Development

On March 6, 2008, Caesars Bahamas Investment Corporation (“CBIC”), an indirect subsidiary of HOC, terminated its previously announced agreement to enter into a joint venture in the Bahamas with Baha Mar Joint Venture Holdings Ltd. and Baha Mar JV Holding Ltd. (collectively, “Baha Mar”). To enforce its rights, on March 13, 2008, CBIC filed a complaint against Baha Mar, and the Baha Mar Development Company Ltd., in the Supreme Court of the State of New York, seeking a declaratory judgment with respect to CBIC’s rights under the Subscription and Contribution Agreement (the “Subscription Agreement”), between CBIC and Baha Mar dated January 12, 2007. Pursuant to the Subscription Agreement, CBIC agreed, subject to certain conditions, to subscribe for shares in Baha Mar Joint Venture Holdings Ltd., which was formed to develop and construct a casino, golf course and resort project in the Bahamas. The complaint alleges that (i) the Subscription Agreement grants CBIC the right to terminate the agreement at any time prior to the closing of the transactions contemplated therein, if the closing does not occur on time; (ii) the closing did not occur on time; and, (iii) CBIC exercised its right to terminate the Subscription Agreement, and to abandon the transactions contemplated therein. The complaint seeks a declaratory judgment that the Subscription Agreement has been terminated in accordance with its terms and the transactions contemplated therein have been abandoned.

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC have each answered, denying all allegations of wrongdoing. During the quarter ended June 30, 2009, both sides filed motions for summary judgment.

At the conclusion of oral argument on October 6, 2009, on cross motions for summary judgment, the Court stated that it was going to grant summary judgment to CBIC and HOC and that Baha Mar Development’s claims are dismissed. The Court entered its written decision on February 1, 2010.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer which closed on December 24, 2008 wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009 the defendants stipulated to the plaintiff’s request to dismiss the lawsuit, without prejudice, which the court entered on June 18, 2009. Plaintiff has requested the court to award it attorneys’ fees. The request has been opposed and is pending with the court.

Other

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Note 16—Supplemental Cash Flow Information

The increase/(decrease) in Cash and cash equivalents due to the changes in long-term and working capital accounts were as follows:

	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007
Long-term accounts
Deferred charges and other	$(128.7)	$19.3	$14.0	$(30.4)
Deferred credits and other	203.4	(99.4)	54.3	(14.7)

Net change in long-term accounts	$74.7	$(80.1)	$68.3	$(45.1)

Working capital accounts
Receivables	$52.1	$(55.6)	$33.0	$(145.7)
Inventories	9.7	8.9	(1.4)	(6.8)
Prepayments and other	40.0	48.5	(26.5)	1.6
Accounts payable	(47.8)	(95.8)	56.9	(25.0)
Accrued expenses	(171.4)	497.4	(229.6)	4.6

Net change in working capital accounts	$(117.4)	$403.4	$(167.6)	$(171.3)

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES. The following table reconciles our Interest expense, net of capitalized interest, per the Consolidated Statements of Operations, to cash paid for interest, net of amount capitalized.

	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007
Interest expense, net of capitalized interest	$1,892.5	$2,074.9	$89.7	$800.8
Adjustments to reconcile to cash paid for interest:
Net change in accruals	248.4	(196.4)	8.7	43.3
Amortization of deferred finance charges	(126.8)	(91.8)	(0.8)	(10.1)
Net amortization of discounts and premiums	(128.2)	(129.2)	2.9	40.2
Amortization of other comprehensive income	(18.2)	(0.9)	(0.1)	(0.9)
Rollover of Paid in Kind (“PIK”) interest to principal	(62.8)	—	—	—
Change in accrual (related to PIK interest)	(40.1)	(68.4)	—	—
Change in fair value of derivative instruments	7.6	(65.0)	(39.2)	(45.9)

Cash paid for interest, net of amount capitalized	$1,772.4	$1,523.2	$61.2	$827.4

Cash payments for income taxes, net	$31.0	$11.0	$1.0	$372.6

The company had accrued but not paid dividends on its preferred shares of $354.8 million and $297.8 million for the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008, respectively. Other significant non-cash transactions include the impairment of goodwill and other non-amortizing intangible assets discussed in Note 4, “Goodwill and other Intangible Assets,” the April 2009 debt exchange transaction discussed in Note 6, “Debt,” and the impairment of long-lived tangible assets and the litigation reserve adjustment, both of which are discussed in Note 10, “Write-downs, Reserves and Recoveries.”

Note 17—Employee Benefit Plans

We have established a number of employee benefit programs for purposes of attracting, retaining and motivating our employees. The following is a description of the basic components of these programs as of December 31, 2009.

EQUITY INCENTIVE AWARDS. Prior to the completion of the Acquisition, the Company granted stock options, SARs and restricted stock for a fixed number of shares to employees and directors under share-based compensation plans. The exercise prices of the stock options and SARs were equal to the fair market value of the underlying shares at the dates of grant. Compensation expense for restricted stock awards was measured at fair value on the dates of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures.

In connection with the Acquisition, on January 28, 2008, outstanding and unexercised stock options and SARs, whether vested or unvested, were cancelled and converted into the right to receive a cash payment equal to the product of (a) the number of shares of common stock underlying the options and (b) the excess, if any, of the Acquisition consideration over the exercise price per share of common stock previously subject to such options, less any required withholding taxes. In addition, outstanding restricted shares vested and became free of restrictions, and each holder received $90 in cash for each outstanding share.

The following is a summary of activity under the equity incentive plans that were in effect through the effective date of the Acquisition, when all of the stock options and SARs were cancelled and restricted shares were vested:

	Predecessor
Plan	Outstanding at Jan. 1, 2008	Cancelled	Outstanding at Jan. 27, 2008
Stock options
2004 Equity Incentive Award Plan	7,303,293	7,303,293	—
2001 Broad-Based Stock Incentive Plan	50,097	50,097	—
2004 Long Term Incentive Plan	537,387	537,387	—
1998 Caesars Plans	102,251	102,251	—

Total options outstanding	7,993,028	7,993,028	—

Weighted average exercise price per option	$57.51	$57.51	—
Weighted average remaining contractual term per option	3.5 years	—	—
Options exercisable at January 27, 2008:
Number of options			—
Weighted average exercise price			—
Weighted average remaining contractual term			—
SARs
2004 Equity Incentive Award Plan	3,229,487	3,229,487	—
2004 Long Term Incentive Plan	27,695	27,695	—

Total SARs outstanding	3,257,182	3,257,182	—

Weighted average exercise price per SAR	$69.26	$69.26	—
Weighted average remaining contractual term per SAR	5.7 years	—	—
SARs exercisable at January 27, 2008:
Number of SARs			—
Weighted average exercise price			—
Weighted average remaining contractual term			—

		Vested
Restricted shares
2004 Equity Incentive Award Plan	687,624	687,624	—
2004 Long Term Incentive Plan	36,691	36,691	—

Total restricted shares outstanding	724,315	724,315	—

Weighted Average Grant date fair value per restricted share	$70.71	$70.71	—

Prior to the Acquisition, our employees were also granted restricted stock or options to purchase shares of common stock under the Harrah’s Entertainment, Inc. 2001 Broad-based Stock Incentive Plan (the “2001 Plan”). Two hundred thousand shares were authorized for issuance under the 2001 Plan, which was an equity compensation plan not approved by stockholders.

There were no share-based grants during the period January 1, 2008 through January 27, 2008.

The total intrinsic value of stock options cancelled, SARs cancelled and restricted shares vested at the date of the Acquisition was approximately $456.9 million, $225.3 million and $46.9 million, respectively.

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

As of December 31, 2007, there was approximately $12.7 million, $38.2 million and $36.6 million of total unrecognized compensation cost related to stock option grants, SARs and restricted share awards, respectively, under the stock-based compensation plans. The consummation of the Acquisition accelerated the recognition of compensation cost of $82.8 million, which was included in Acquisition and integration costs in the Consolidated Statements of Operations in the period from January 1, 2008 through January 27, 2008.

Share-based Compensation Plans—Successor Entity

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Equity Plan”). The Board of Directors approved the grant of options to purchase up to 3,733,835 shares of our non-voting common stock in February 2008. The Equity Plan authorizes equity award options to be granted to management and other personnel and key service providers. Grants may be either shares of time-based options or shares of performance-based options, or a combination thereof. Time-based options generally vest in equal increments of 20% on each of the first five anniversaries of the grant date. The performance-based options vest based on the investment returns of our stockholders. One-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to two times their amount vested, and one-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to three times their amount vested subject to certain conditions and limitations. In addition, the performance-based options may vest earlier at lower thresholds upon liquidity events prior to December 31, 2011, as well as pro rata, in certain circumstances. The Equity Plan was amended in December 2008 to allow grants at a price above fair market value, as defined in the Equity Plan.

On February 23, 2010, the Human Resources Committee of the Board of Directors of the Company adopted an amendment to the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Plan”). The amendment provides for an increase in the available number shares of the Registrant’s non-voting common stock for which options may be granted to 4,566,919 shares.

The amendment also revised the vesting hurdles for performance-based options under the Plan. The performance options vest if the return on investment in the Company of TPG, Apollo, and their respective affiliates (the “Majority Stockholders”) achieve a specified return. Previously, 50% of the performance-based options vested upon a 2x return and 50% vested upon a 3x return. The triggers have been revised to 1.5x and 2.5x, respectively. In addition, a pro-rata portion of the 2.5x options will vest if the Majority Stockholders achieve a return on their investment that is greater than 2.0x, but less than 2.5x. The pro rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5x options depending upon the level of returns that the Majority Stockholders realize between 2.0x and 2.5x.

The following is a summary of share-based option activity for the period from January 28, 2008 through December 31, 2008 and for the year ended December 31, 2009:

	Successor Entity
Options	Shares	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 28, 2008	133,133	$25.00	$20.82
Options granted	3,417,770	99.13	35.81
Exercised	—	—	—
Cancelled	(379,303)	100.00	36.68

Outstanding at December 31, 2008	3,171,600	$95.91	$35.07	8.9

Exercisable at December 31, 2008(2)	133,133	$25.00	$20.82	3.5

Outstanding at December 31, 2008	3,171,600	$95.91	$35.07
Options granted	302,496	51.79	17.89
Exercised	—	—	—
Cancelled	(279,921)	97.99	33.98

Outstanding at December 31, 2009	3,194,175	$91.53	$33.45	8.0

Exercisable at December 31, 2009	482,528	$78.49	$31.70	6.4

(1)

Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

(2)

On January 27, 2008, an executive and the Company entered into a stock option rollover agreement that provides for the conversion of options to purchase shares of the Company prior to the Acquisition into options to purchase shares of the Company following the Acquisition with such conversion preserving the intrinsic “spread value” of the converted option. The rollover option is immediately exercisable with respect to 133,133 shares of non-voting common stock of the Company at an exercise price of $25.00 per share. The rollover options expire on June 17, 2012.

There are no provisions in the Equity Plan for the issuance of SARs or restricted shares.

The weighted-average grant date fair value of options granted during 2009 was $17.89. There were no stock option exercises during the year ended December 31, 2009.

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

As of December 31, 2009, there was approximately $49.0 million of total unrecognized compensation cost related to stock option grants. This cost is expected to be recognized over a remaining weighted-average period of 3.2 years. For the year ended December 31, 2009 and for the Successor period from January 28, 2008 through December 31, 2008, the compensation cost that has been charged against income for stock option grants was approximately $16.4 million and $15.8 million, respectively of which, for the year ended through December 31, 2009, $7.6 million was included in Corporate expense and $8.8 million was included in Property general, administrative and other in the Consolidated Statements of Operations.

Presented below is a comparative summary of valuation assumptions for the indicated periods:

	2009 Successor	2008 Successor	2007 Predecessor
Expected volatility	65.9%	35.4%	25.1%
Expected dividend yield	—	—	1.9%
Expected term (in years)	6.8	6.0	4.8
Risk-free interest rate	2.5%	3.3%	4.6%
Weighted average fair value per share of options granted	$17.89	$35.81	$21.06

SAVINGS AND RETIREMENT PLAN. We maintain a defined contribution savings and retirement plan, which, among other things, allows pretax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. Prior to February 2009, the Company matched 50% of the first six percent of employees’ contributions. In February 2009, Harrah’s Entertainment announced the suspension of the employer match for all participating employees, where allowed by law or not in violation of an existing agreement. The Acquisition was a change in control under the savings and retirement plan, and therefore, all unvested Company match as of the Acquisition became vested. Amounts contributed to the plan are invested, at the participant’s direction, in up to 19 separate funds. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $3.2 million for the year ended December 31, 2009, $28.5 million for the period from January 28, 2008 to December 31, 2008, $2.4 million for the period from January 1, 2008 to January 27, 2008 and $33.1 million for the year ended December 31, 2007.

DEFERRED COMPENSATION PLANS. The Company has one currently active deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”), although there are five other plans that contain deferred compensation assets: Harrah’s Executive Deferred Compensation Plan (“EDCP”), the Harrah’s Executive Supplemental Savings Plan (“ESSP”), Harrah’s Deferred Compensation Plan (“HDCP”), the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and the Caesars World, Inc. Executive Security Plan. The deferred compensation plans are collectively referred to as “DCP.”

Amounts deposited into DCP are unsecured liabilities of the Company, the EDCP and HDCP earn interest at rates approved by the Human Resources Committee of the Board of Directors. The other plans, including the ESSP II are variable investment plans, which allow employees to direct their investments by choosing from several investment alternatives. In connection with the acquisition of Caesars, we assumed the outstanding liability for Caesars’ deferred compensation plan; however, the balance was frozen and former Caesars employees may no longer contribute to that plan. The total liability included in Deferred credits and other for DCP at December 31, 2009 and 2008 was $98.6 million and $100.3 million, respectively. In connection with the administration of one of these plans, we have purchased company-owned life insurance policies insuring the lives of certain directors, officers and key employees.

Beginning in 2005, we implemented the ESSP II for certain executive officers, directors and other key employees of the Company to replace the ESSP. Eligible employees may elect to defer a percentage of their salary and/or bonus under ESSP II. Prior to February 2009, the Company had the option to make matching contributions with respect to deferrals of salary to those participants who are eligible to receive matching contributions under the Company’s 40l(k) plan. In February 2009, the Company eliminated matching contributions with respect to deferrals of salary. Employees immediately vest in their own deferrals of salary and bonus, and vest in Company funded matching and discretionary contributions over five years.

The Acquisition was a change in control under our deferred compensation plans, and therefore, all unvested Company match as of the Acquisition became vested. The change in control also required that the pre-existing trust and escrow funds related to our deferred compensation plans be fully funded.

Subsequent to the Acquisition, contributions by the Company have been segregated in order to differentiate between the fully-funded trusts and escrows prior to the Acquisition and the post-acquisition contributions. In January 2010, the Company funded $5.6 million into the trust in order to increase the security of the participants’ deferred compensation plan benefits because the Company is prevented from withdrawing or accessing trust assets for corporate needs.

MULTI-EMPLOYER PENSION PLAN. We have approximately 25,000 employees covered under collective bargaining agreements, and the majority of those employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $35.9 million for the year ended December 31, 2009, $34.7 million for the period from January 28, 2008 to December 31, 2008, $3.0 million for the period from January 1, 2008 to January 27, 2008 and $35.9 million for the year ended December 31, 2007, for such plans. The plans’ administrators do not provide sufficient information to enable us to determine our share, if any, of unfunded vested benefits.

PENSION COMMITMENTS. With the acquisition of London Clubs in December 2006, we assumed a defined benefit plan, which provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund, and death-in-service benefits, professional fees and other expenses are paid by the pension plan. The most recent actuarial valuation of the plan showed a deficit of approximately $38.2 million, which is recognized as a liability in our Consolidated Balance Sheet at December 31, 2009. The London Clubs pension plan is not material to our Company.

As discussed within Note 15, “Litigation”, with our acquisition of Caesars, we assumed certain obligations related to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Worldwide, Inc. (formerly Hilton Hotels Corporation) and Caesars dated December 31, 1998, pursuant to which we shall retain or assume, as applicable, liabilities and excess, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company’s employees covered under the plan. Based on this ratio, our share of any benefit or obligation would be approximately 30 percent of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Worldwide, Inc. Hilton Worldwide, Inc. has informed the Company that as of December 31, 2009, the plan benefit obligations exceeded the fair value of the plan assets by $74.2 million, of which $23.6 million is our share; however, no contributions to the plan were required during 2009. Hilton is unable to determine the contribution requirements for 2010.

Note 18—Discontinued Operations

During 2006, we sold four properties – Harrah’s Lake Charles, Reno Hilton, Flamingo Laughlin and Grand Casino Gulfport – and classified these operations as discontinued operations. Discontinued operations for the period from January 1, 2008 through January 27, 2008 included insurance proceeds of $87.3 million, after taxes, representing the final funds received that were in excess of the net book value of the impacted assets and costs and expenses reimbursed under our business interruption claims for Grand Casino Gulfport. Discontinued operations for 2007 included insurance proceeds of $89.6 million, after taxes, for reimbursements under our business interruption claims related to Harrah’s Lake Charles and Grand Casino Gulfport, both of which were sold in 2006. Pursuant to the terms of the sales agreements, we retained all insurance proceeds related to those properties.

Summary operating results for discontinued operations is as follows:

	Successor		Predecessor
(In millions)	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	2007
Net revenues	$—	$—	$—	$0.2

Pretax income from discontinued operations	$—	$0.1	$141.5	$145.4

Discontinued operations, net of tax	$—	$0.1	$90.4	$92.2

Note 19—Non-consolidated Affiliates

During late 2009, we invested approximately $66.9 million to purchase outstanding debt of the Planet Hollywood Resort and Casino (“Planet Hollywood”), located on the Las Vegas strip. This investment was accounted for as a long-term investment recorded at historical cost as of December 31, 2009. The Company converted this investment into equity ownership interests of Planet Hollywood in February 2010 as more fully discussed in Note 21, “Subsequent Events.”

As of December 31, 2009, our investments in and advances to non-consolidated affiliates consisted of interests in a company that provides management services to a casino in Windsor, Canada, a casino club in South Africa, a horse-racing facility in Florence, Kentucky, a hotel in Metropolis, Illinois, a joint venture to construct a hotel at our combination thoroughbred racetrack and casino in Bossier City, Louisiana, and our investment in debt securities of Planet Hollywood.

	As of December 31,
(In millions)	2009	2008
Investments in and advances to non-consolidated affiliates
Accounted for under the equity method	$20.8	$25.3
Accounted for at historical cost	73.2	5.1

	$94.0	$30.4

Note 20—Related Party Transactions

In connection with the Acquisition, Apollo, TPG and their affiliates entered into a services agreement with Harrah’s Entertainment relating to the provision of financial and strategic advisory services and consulting services. We paid Apollo and TPG a one-time transaction fee of $200 million for structuring the Acquisition and for assisting with debt financing negotiations. This amount was included in the overall purchase price of the Acquisition. In addition, we pay a monitoring fee for management services and advice. Fees for the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008 were $28.7 million and $27.9 million, respectively. Such fees are included in Corporate expense in our Consolidated Statements of Operations for the applicable Successor periods. We also reimburse Apollo and TPG for expenses that they incur related to their management services.

In connection with our debt exchange in April 2009, certain debt held by Apollo and TPG was exchanged for new debt and the related party gain on that exchange totaling $80.1 million, net of deferred tax of $52.3 million, has been recorded to stockholders’ equity.

During the quarter ended June 30, 2009, Apollo and TPG completed their own tender offer and purchased some of our Second Lien Notes.

Note 21—Subsequent Events

Amendment to Stock Compensation Plan

On February 23, 2010, the Human Resources Committee of the Board of Directors of the Company adopted an amendment to the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Plan”). The amendment provides for an increase in the available number shares of the Registrant’s non-voting common stock for which options may be granted to 4,566,919 shares.

The amendment also revised the vesting hurdles for performance-based options under the Plan. The performance options vest if the return on investment in the Company of TPG, Apollo, and their respective affiliates (the “Majority Stockholders”) achieve a specified return. Previously, 50% of the performance-based options vested upon a 2x return and 50% vested upon a 3x return. The triggers have been revised to 1.5x and 2.5x, respectively. In addition, a pro-rata portion of the 2.5x options will vest if the Majority Stockholders achieve a return on their investment that is greater than 2.0x, but less than 2.5x. The pro rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5x options depending upon the level of returns that the Majority Stockholders realize between 2.0x and 2.5x.

Acquisition of Planet Hollywood

On February 19, 2010, Harrah’s Operating Company, Inc. (“Harrah’s Operating”), a wholly owned subsidiary of Harrah’s Entertainment, Inc. (the “Registrant”), acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns and operates the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas assumed a $554.3 million senior secured term loan, and a subsidiary of Harrah’s Operating cancelled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into an amended and restated loan agreement (the “Amended and Restated Loan Agreement”) with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). The $554.3 million outstanding under the Amended and Restated Loan Agreement bears interest at a rate per annum equal to LIBOR plus 2.859% (the “Applicable Interest Rate”) and is secured by the assets of PHW Las Vegas, and non-recourse to other subsidiaries of the Company. PHW Las Vegas is an unrestricted subsidiary of HOC and therefore not a borrower under HOC’s credit facilities. A subsidiary of HOC manages the property for PHW Las Vegas for a fee. The maturity date for this loan is December 2011, with two extension options, which, if exercised, would delay maturity until April 2015.

Guaranty

In connection with the Amended and Restated Loan Agreement referred to above, the Registrant entered into a Guaranty Agreement (the “Guaranty”) for the benefit of Lender pursuant to which the Registrant guaranteed to Lender certain recourse liabilities of PHW Las Vegas pursuant to the Amended and Restated Loan Agreement. The Registrant’s maximum aggregate liability for such recourse liabilities of PHW Las Vegas is limited to an amount not to exceed $30.0 million provided that such recourse liabilities of PHW Las Vegas do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by the Registrant or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Registrant, to the full extent of the actual benefit received by the Registrant. Pursuant to the Guaranty, the Registrant is required to maintain a net worth or liquid assets of at least $100.0 million.

Prepayments

PHW Las Vegas may, at its option, voluntarily prepay the loan in whole or in part upon twenty (20) days prior written notice to Lender.

PHW Las Vegas is required to prepay the loan in (i) the amount of any insurance proceeds received by Lender for which Lender is not obligated to make available to PHW Las Vegas for restoration in accordance with the terms of the Amended and Restated Loan Agreement, (ii) the amount of any proceeds received from the operator of the timeshare property adjacent to the Planet Hollywood Resort and Casino, subject to the limitations set forth in the Amended and Restated Loan Agreement and (iii) the amount of any excess cash remaining after application of the cash management provisions of the Amended and Restated Loan Agreement.

Amortization

On each scheduled monthly payment date prior to the maturity date, PHW Las Vegas pays to Lender interest only accruing at the Applicable Interest Rate.

Amendment to CMBS Financing

On March 5, 2010, we received the consent of our lenders under our CMBS financing to amend the terms of the CMBS financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be cancelled. The amendment to the terms of the CMBS Loans will become effective upon execution of definitive documentation.

In addition, we have agreed to purchase approximately $124 million of face value of CMBS Loans for $37 million, subject to the execution of definitive documentation for the amendments. In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the amendments, the borrowers have agreed to pay lenders selling CMBS Loans an additional $48 million for loans previously sold, subject to the execution of definitive documentation for the amendments.

Note 22—Consolidating Financial Information of Guarantors and Issuers

As of December 31, 2009, HOC is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which includes the CMBS properties, as of December 31, 2009, and December 31, 2008, and for the Successor companies for the year ended December 31, 2009 and the period from January 28, 2008, through December 31, 2008, and for the Predecessor companies for the period from January 1, 2008, through January 27, 2008.

In connection with the CMBS financing for the Acquisition, HOC spun off to Harrah’s Entertainment the following casino properties and related operating assets: Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harvey’s Lake Tahoe and Bill’s Lake Tahoe. Upon receipt of regulatory approvals that were requested prior to the closing of the Acquisition, in May 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of HOC to Harrah’s Entertainment and Harrah’s Lake Tahoe, Harvey’s Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City and their related operating assets were transferred to HOC from Harrah’s Entertainment. We refer to the May spin-off and transfer as the “Post-Closing CMBS Transaction.” The financial information included in this section reflects ownership of the CMBS properties pursuant to the spin-off and transfer of the Post-Closing CMBS Transaction.

In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying consolidating condensed financial statements based on the Securities and Exchange Commission’s interpretation and application of ASC 470-10-S99, (Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X). Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors. Therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$122.7	$(15.6)	$445.2	$365.8	$—	$918.1
Receivables, net of allowance for doubtful accounts	—	10.2	237.5	75.8	—	323.5
Deferred income taxes	—	60.0	68.4	19.8	—	148.2
Prepayments and other	—	12.5	79.8	64.1	—	156.4
Inventories	—	0.6	33.5	18.6	—	52.7
Intercompany receivables	0.2	478.4	261.3	232.5	(972.4)	—

Total current assets	122.9	546.1	1,125.7	776.6	(972.4)	1,598.9
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	240.3	10,500.2	7,184.3	—	17,924.8
Assets held for sale	—	—	16.7	—	—	16.7
Goodwill	—	—	1,753.0	1,703.9	—	3,456.9
Intangible assets other than goodwill	—	6.3	4,230.2	714.8	—	4,951.3
Investments in and advances to nonconsolidated affiliates	1,846.1	15,056.8	70.2	627.3	(17,506.4)	94.0
Deferred charges and other	—	399.0	246.4	291.2	—	936.6
Intercompany receivables	—	1,348.7	1,687.8	706.9	(3,743.4)	—

	$1,969.0	$17,597.2	$19,630.2	$12,005.0	$(22,222.2)	$28,979.2

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$—	$97.7	$104.6	$58.5	$—	$260.8
Interest payable	—	184.8	1.9	8.9	—	195.6
Accrued expenses	8.6	205.2	449.7	411.3	—	1,074.8
Current portion of long-term debt	—	30.0	6.3	38.0	—	74.3
Intercompany payables	1.8	34.1	412.0	524.5	(972.4)	—

Total current liabilities	10.4	551.8	974.5	1,041.2	(972.4)	1,605.5
Long-term debt	—	13,601.0	98.1	5,747.8	(578.1)	18,868.8
Deferred credits and other	—	642.9	147.8	81.8	—	872.5
Deferred income taxes	—	1,520.1	2,446.5	1,890.3	—	5,856.9
Intercompany notes	239.0	98.1	1,973.5	1,432.8	(3,743.4)	—

	249.4	16,413.9	5,640.4	10,193.9	(5,293.9)	27,203.7

Preferred stock	2,642.5	—	—	—	—	2,642.5

Harrah’s Entertainment, Inc. stockholders’ (deficit)/equity	(922.9)	1,183.3	13,989.8	1,755.2	(16,928.3)	(922.9)
Non-controlling interests	—	—	—	55.9	—	55.9

Total Stockholders’ (deficit)/equity	(922.9)	1,183.3	13,989.8	1,811.1	(16,928.3)	(867.0)

	$1,969.0	$17,597.2	$19,630.2	$12,005.0	$(22,222.2)	$28,979.2

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$0.1	$7.1	$318.3	$325.0	$—	$650.5
Receivables, net of allowance for doubtful accounts	0.1	8.1	271.5	114.3	—	394.0
Deferred income taxes	—	56.5	79.4	21.7	—	157.6
Prepayments and other	—	12.9	101.6	84.9	—	199.4
Inventories	—	1.2	42.0	19.5	—	62.7
Intercompany receivables	0.2	261.6	161.5	168.0	(591.3)	—

Total current assets	0.4	347.4	974.3	733.4	(591.3)	1,464.2
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	252.0	10,992.0	6,996.4	26.7	18,267.1
Assets held for sale	—	35.0	14.3	—	—	49.3
Goodwill	—	—	2,737.2	2,165.0	—	4,902.2
Intangible assets other than goodwill	—	7.0	4,506.2	794.7	—	5,307.9
Investments in and advances to nonconsolidated affiliates	728.2	15,879.1	4.1	26.3	(16,607.3)	30.4
Deferred charges and other	—	524.1	249.4	254.0	—	1,027.5
Intercompany receivables	160.6	1,256.9	1,687.7	1,202.4	(4,307.6)	—

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$0.5	$156.8	$153.6	$71.4	$—	$382.3
Interest payable	—	400.0	1.9	15.8	—	417.7
Accrued expenses	7.7	224.4	508.7	374.2	—	1,115.0
Current portion of long-term debt	—	72.5	6.3	6.8	—	85.6
Intercompany payables	—	18.9	298.2	274.2	(591.3)	—

Total current liabilities	8.2	872.6	968.7	742.4	(591.3)	2,000.6
Long-term debt	—	16,503.2	102.6	6,517.5	—	23,123.3
Deferred credits and other	—	480.6	131.5	57.0	—	669.1
Deferred income taxes	—	358.5	2,551.8	1,416.7	—	4,327.0
Intercompany notes	2.0	258.7	1,973.4	2,073.5	(4,307.6)	—

	10.2	18,473.6	5,728.0	10,807.1	(4,898.9)	30,120.0

Preferred stock	2,289.4	—	—	—	—	2,289.4

Harrah’s Entertainment, Inc. Stockholders’ (deficit)/equity	(1,410.4)	(172.1)	15,437.2	1,315.5	(16,580.6)	(1,410.4)
Non-controlling interests	—	—	—	49.6	—	49.6

Total Stockholders’ (deficit)/equity	(1,410.4)	(172.1)	15,437.2	1,365.1	(16,580.6)	(1,360.8)

	$889.2	$18,301.5	$21,165.2	$12,172.2	$(21,479.5)	$31,048.6

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$76.1	$4,724.9	$2,323.3	$—	$7,124.3
Food and beverage	—	17.3	842.3	619.7	—	1,479.3
Rooms	—	17.2	601.5	450.2	—	1,068.9
Management fees	—	8.5	60.2	1.2	(13.3)	56.6
Other	—	42.6	373.2	317.8	(141.2)	592.4
Less: casino promotional allowances	—	(22.6)	(891.6)	(499.9)	—	(1,414.1)

Net revenues	—	139.1	5,710.5	3,212.3	(154.5)	8,907.4

Operating expenses
Direct
Casino	—	45.9	2,575.6	1,304.0	—	3,925.5
Food and beverage	—	9.5	314.8	271.7	—	596.0
Rooms	—	1.8	111.6	100.1	—	213.5
Property general, administrative and other	—	40.3	1,326.8	770.0	(118.3)	2,018.8
Depreciation and amortization	—	8.3	449.5	226.1	—	683.9
Project opening costs	—	—	2.4	1.2	—	3.6
Write-downs, reserves and recoveries	—	(18.8)	96.7	30.0	—	107.9
Impairment of intangible assets	—	—	1,147.9	490.1	—	1,638.0
(Income)/losses on interests in non-consolidated affiliates	(854.4)	598.1	(49.0)	3.9	303.6	2.2
Corporate expense	40.1	91.5	19.1	36.2	(36.2)	150.7
Acquisition and integration costs	—	0.3	—	—	—	0.3
Amortization of intangible assets	—	0.7	112.4	61.7	—	174.8

Total operating expenses	(814.3)	777.6	6,107.8	3,295.0	149.1	9,515.2

Income/(loss) from operations	814.3	(638.5)	(397.3)	(82.7)	(303.6)	(607.8)
Interest expense, net of interest capitalized	(1.8)	(1,660.4)	(152.3)	(363.2)	285.2	(1,892.5)
Gain on early extinguishment of debt	—	3,929.6	—	1,035.9	—	4,965.5
Other income, including interest income	0.5	96.5	109.8	111.4	(285.2)	33.0

Income/(loss) from continuing operations before income taxes	813.0	1,727.2	(439.8)	701.4	(303.6)	2,498.2
Benefit/(provision) for income taxes	14.6	(1,052.5)	(203.7)	(410.2)	—	(1,651.8)

Net income/(loss)	827.6	674.7	(643.5)	291.2	(303.6)	846.4
Less: net income attributable to non-controlling interest	—	—	—	(18.8)	—	(18.8)

Net income/(loss) attributable to Harrah’s Entertainment, Inc.	$827.6	$674.7	$(643.5)	$272.4	$(303.6)	$827.6

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH DECEMBER 31, 2008

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$87.7	$4,963.3	$2,425.9	$—	$7,476.9
Food and beverage	—	20.2	868.8	641.2	—	1,530.2
Rooms	—	18.4	648.6	507.5	—	1,174.5
Management fees	—	8.0	62.1	(0.1)	(10.9)	59.1
Other	—	41.1	415.7	288.5	(120.5)	624.8
Less: casino promotional allowances	—	(24.9)	(973.6)	(500.1)	—	(1,498.6)

Net revenues	—	150.5	5,984.9	3,362.9	(131.4)	9,366.9

Operating expenses
Direct
Casino	—	54.1	2,696.7	1,352.0	—	4,102.8
Food and beverage	—	10.7	334.4	294.4	—	639.5
Rooms	—	1.9	122.3	112.5	—	236.7
Property general, administrative and other	—	57.0	1,410.3	775.1	(99.4)	2,143.0
Depreciation and amortization	—	7.2	432.4	187.3	—	626.9
Project opening costs	—	—	22.5	6.4	—	28.9
Write-downs, reserves and recoveries	9.0	42.4	3,399.0	2,055.3	0.1	5,505.8
Losses/(income) on interests in non-consolidated affiliates	5,072.1	3,006.3	(107.5)	1.2	(7,970.0)	2.1
Corporate expense	31.0	80.6	23.1	29.2	(32.1)	131.8
Acquisition and integration costs	—	24.0	—	—	—	24.0
Amortization of intangible assets	—	0.6	105.2	57.1	—	162.9

Total operating expenses	5,112.1	3,284.8	8,438.4	4,870.5	(8,101.4)	13,604.4

(Loss)/income from operations	(5,112.1)	(3,134.3)	(2,453.5)	(1,507.6)	7,970.0	(4,237.5)
Interest expense, net of interest capitalized	—	(1,673.7)	(187.5)	(520.7)	307.0	(2,074.9)
Gain on early extinguishment of debt	—	742.1	—	—	—	742.1
Other income, including interest income	4.9	117.5	119.0	100.8	(307.0)	35.2

(Loss)/income from continuing operations before income taxes	(5,107.2)	(3,948.4)	(2,522.0)	(1,927.5)	7,970.0	(5,535.1)
Benefit/(provision) for income taxes	10.9	315.0	40.1	(5.6)	—	360.4

(Loss)/income from continuing operations, net of tax	(5,096.3)	(3,633.4)	(2,481.9)	(1,933.1)	7,970.0	(5,174.7)

Discontinued operations
Income from discontinued operations	—	—	141.5	—	—	141.5
Provision for income taxes	—	—	(51.1)	—	—	(51.1)

Income from discontinued operations, net	—	—	90.4	—	—	90.4

Net (loss)/income	(5,096.3)	(3,633.4)	(2,391.5)	(1,933.1)	7,970.0	(5,084.3)
Less: net income attributable to non-controlling interest	—	—	—	(12.0)	—	(12.0)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(5,096.3)	$(3,633.4)	$(2,391.5)	$(1,945.1)	$7,970.0	$(5,096.3)

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

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In millions)

	HET (Parent)	Subsidiary Issuer	Other Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$109.1	$5,953.1	$2,768.8	$—	$8,831.0
Food and beverage	—	24.0	963.0	711.8	—	1,698.8
Rooms	—	22.2	752.2	579.2	—	1,353.6
Management fees	—	8.1	87.2	—	(13.8)	81.5
Other	—	5.1	398.1	364.1	(71.4)	695.9
Less: casino promotional allowances	—	(26.8)	(1,217.0)	(591.8)	—	(1,835.6)

Net revenues	—	141.7	6,936.6	3,832.1	(85.2)	10,825.2

Operating expenses
Direct
Casino	—	59.2	3,015.5	1,520.5	—	4,595.2
Food and beverage	—	12.8	374.1	329.6	—	716.5
Rooms	—	3.3	138.1	124.9	—	266.3
Property general, administrative and other	—	104.8	1,569.6	832.3	(85.0)	2,421.7
Depreciation and amortization	—	14.3	545.0	258.1	(0.2)	817.2
Project opening costs	—	—	3.1	22.4	—	25.5
Write-downs, reserves and recoveries	—	25.5	16.1	68.1	—	109.7
Income on interests in non-consolidated affiliates	(621.1)	(1,306.9)	40.9	(113.1)	1,996.3	(3.9)
Corporate expense	0.2	122.0	15.8	0.1	—	138.1
Acquisition and integration costs	—	13.4	—	—	—	13.4
Amortization of intangible assets	—	—	69.8	3.7	—	73.5

Total operating expenses	(620.9)	(951.6)	5,788.0	3,046.6	1,911.1	9,173.2

Income from operations	620.9	1,093.3	1,148.6	785.5	(1,996.3)	1,652.0
Interest expense, net of interest capitalized	—	(818.3)	(245.1)	(328.3)	590.9	(800.8)
Losses on early extinguishments of debt	—	—	—	(2.0)	—	(2.0)
Other income, including interest income	(0.1)	136.0	284.2	214.1	(590.9)	43.3

Income from continuing operations before income taxes	620.8	411.0	1,187.7	669.3	(1,996.3)	892.5
(Provision)/benefit for income taxes	(1.4)	308.3	(471.0)	(186.0)	—	(350.1)

Income from continuing operations, net of tax	619.4	719.3	716.7	483.3	(1,996.3)	542.4

Discontinued operations
Income from discontinued operations	—	—	145.4	—	—	145.4
Provision for income taxes	—	—	(53.2)	—	—	(53.2)

Income/(loss) from discontinued operations, net	—	—	92.2	—	—	92.2

Net income	619.4	719.3	808.9	483.3	(1,996.3)	634.6
Less: net income attributable to non-controlling interests	—	—	—	(15.2)	—	(15.2)

Net income attributable to Harrah’s Entertainment, Inc.	$619.4	$719.3	$808.9	$468.1	$(1,996.3)	$619.4

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$(36.8)	$(1,015.0)	$303.5	$465.4	$503.1	$220.2

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	8.6	(431.0)	(42.1)	—	(464.5)
Investments in and advances to non-consolidated affiliates	—	(66.9)	—	(213.7)	213.7	(66.9)
Proceeds from other asset sales	—	20.0	—	—	—	20.0
Other	—	—	—	(11.9)	—	(11.9)

Cash flows used in investing activities	—	(38.3)	(431.0)	(267.7)	213.7	(523.3)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	2,043.5	—	216.1	—	2,259.6
Debt issuance costs	—	(70.5)	—	(5.9)	—	(76.4)
Borrowings under lending agreements	—	3,076.6	—	—	—	3,076.6
Repayments under lending agreements	—	(3,535.1)	—	—	—	(3,535.1)
Cash paid in connection with early extinguishments of debt	—	(544.9)	—	(244.9)	(213.7)	(1,003.5)
Scheduled debt retirement	—	(39.0)	—	(6.5)	—	(45.5)
Purchase of additional interest in subsidiary	—	—	(83.7)	—	—	(83.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(17.2)	—	(17.2)
Repurchase of treasury shares	(3.0)	—	—	—	—	(3.0)
Other	—	—	(1.1)	—	—	(1.1)
Transfers from/(to) affiliates	162.4	100.0	339.2	(98.5)	(503.1)	—

Cash flows provided by/(used in) financing activities	159.4	1,030.6	254.4	(156.9)	(716.8)	570.7

Net (decrease)/increase in cash and cash equivalents	122.6	(22.7)	126.9	40.8	—	267.6
Cash and cash equivalents, beginning of period	0.1	7.1	318.3	325.0	—	650.5

Cash and cash equivalents, end of period	$122.7	$(15.6)	$445.2	$365.8	$—	$918.1

HARRAH’S ENTERTAINMENT, INC.

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH DECEMBER 31, 2008

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$106.6	$(911.5)	$1,757.7	$(430.7)	$—	$522.1

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(27.8)	(945.5)	(208.1)	—	(1,181.4)
Insurance proceeds for hurricane losses from asset recovery	—	—	181.4	—	—	181.4
Payment for Acquisition	(17,490.2)	—	—	—	—	(17,490.2)
Investments in and advances to non-consolidated affiliates	—	—	—	(5.9)	—	(5.9)
Proceeds from other asset sales	—	0.1	4.7	0.3	—	5.1
Other	—	—	(17.4)	(5.8)	—	(23.2)

Cash flows used in investing activities	(17,490.2)	(27.7)	(776.8)	(219.5)	—	(18,514.2)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	15,024.9	—	6,500.0	—	21,524.9
Debt issuance costs	—	(474.4)	—	(170.1)	—	(644.5)
Borrowings under lending agreements	—	433.0	—	—	—	433.0
Repayments under lending agreements	—	(6,750.2)	—	(10.3)	—	(6,760.5)
Cash paid in connection with early extinguishments of debt	—	(2,167.4)	—	—	—	(2,167.4)
Scheduled debt retirement	—	—	—	(6.5)	—	(6.5)
Equity contribution from buyout	6,007.0	—	—	—	—	6,007.0
Payment to bondholders for debt exchange	—	(289.0)	—	—	—	(289.0)
Non-controlling interests’ distributions, net of contributions	—	—	—	(14.6)	—	(14.6)
Excess tax provision from stock equity plans	(50.5)	—	—	—	—	(50.5)
Repurchase of treasury shares	(3.6)	—	—	—	—	(3.6)
Other	3.6	(3.4)	(1.3)	(0.2)	—	(1.3)
Transfers from/(to) affiliates	11,424.9	(4,837.7)	(929.0)	(5,658.2)	—	—

Cash flows provided by/(used in) financing activities	17,381.4	935.8	(930.3)	640.1	—	18,027.0

Cash flows provided by discontinued operations
Cash flows provided by operating activities	—	—	4.7	—	—	4.7

Cash flows provided by discontinued operations	—	—	4.7	—	—	4.7

Net (decrease)/increase in cash and cash equivalents	(2.2)	(3.4)	55.3	(10.1)	—	39.6
Cash and cash equivalents, beginning of period	2.3	10.5	263.0	335.1	—	610.9

Cash and cash equivalents, end of period	$0.1	$7.1	$318.3	$325.0	$—	$650.5

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$43.9	$(106.4)	$(25.3)	$95.0	$—	$7.2

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(1.4)	(66.3)	(57.9)	—	(125.6)
Payments for businesses acquired, net of cash acquired	—	—	—	0.1	—	0.1
Proceeds from other asset sales	—	—	0.1	3.0	—	3.1
Other	—	—	(1.2)	(0.5)	—	(1.7)

Cash flows used in investing activities	—	(1.4)	(67.4)	(55.3)	—	(124.1)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Borrowings under lender agreements	—	11,316.3	—	—	—	11,316.3
Repayments under lending agreements	—	(11,288.6)	—	(0.2)	—	(11,288.8)
Cash paid in connection with early extinguishments of debt	—	—	(87.7)	—	—	(87.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(1.6)	—	(1.6)
Proceeds from exercises of stock options	2.4	—	—	—	—	2.4
Excess tax benefit from stock equity plans	77.5	—	—	—	—	77.5
Other	—	—	(0.7)	(0.1)	—	(0.8)
Transfers (to)/from affiliates	(121.5)	75.4	90.5	(44.4)	—	—

Cash flows (used in)/provided by financing activities	(41.6)	103.1	2.1	(46.3)	—	17.3

Cash flows provided by discontinued operations
Cash flows provided by operating activities	—	—	0.5	—	—	0.5

Cash flows provided by discontinued operations	—	—	0.5	—	—	0.5

Net increase/(decrease) in cash and cash equivalents	2.3	(4.7)	(90.1)	(6.6)	—	(99.1)
Cash and cash equivalents, beginning of period	—	15.2	353.1	341.7	—	710.0

Cash and cash equivalents, end of period	$2.3	$10.5	$263.0	$335.1	$—	$610.9

HARRAH’S ENTERTAINMENT, INC.

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In millions)

	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$65.4	$(450.9)	$639.4	$1,254.9	$—	$1,508.8

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(61.5)	(777.3)	(537.9)	—	(1,376.7)
Insurance proceeds for hurricane losses from asset recovery	—	—	29.1	—	—	29.1
Payments for businesses acquired, net of cash acquired	—	—	—	(584.3)	—	(584.3)
Purchase of non-controlling interest in subsidiary		—	—	(8.5)	—	(8.5)
Investments in and advances to non-consolidated affiliates	—	—	(1.8)	—	—	(1.8)
Proceeds from other asset sales	—	88.2	7.7	3.7	—	99.6
Other	—	—	(21.3)	(59.7)	—	(81.0)

Cash flows provided by/(used in) investing activities	—	26.7	(763.6)	(1,186.7)	—	(1,923.6)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Debt issuance costs	—	(6.4)	—	—	—	(6.4)
Borrowings under lending agreements	—	39,078.7	—	52.1	—	39,130.8
Repayments under lending agreements	—	(37,617.6)	—	(1.9)	—	(37,619.5)
Cash paid on early extinguishments of debt	—	—	—	(120.1)	—	(120.1)
Scheduled debt retirements	—	(996.7)	—	(5.0)	—	(1,001.7)
Dividends paid	(299.2)	—	—	—	—	(299.2)
Non-controlling interests’ distributions, net of contributions	—	—	—	(20.0)	—	(20.0)
Proceeds from exercises of stock options	126.2	—	—	—	—	126.2
Excess tax benefit from stock equity plans	51.7	—	—	—	—	51.7
Other	—	(2.7)	(2.4)	(0.2)	—	(5.3)
Transfers from/(to) affiliates	55.9	(28.5)	(80.4)	53.0	—	—

Cash flows (used in)/provided by financing activities	(65.4)	426.8	(82.8)	(42.1)	—	236.5

Cash flows provided by/(used in) discontinued operations
Cash flows provided by operating activities	—	—	88.9	—	—	88.9
Cash flows used in investing activities	—	—	(0.2)	—	—	(0.2)

Cash flows provided by discontinued operations	—	—	88.7	—	—	88.7

Net increase/(decrease) in cash and cash equivalents	—	2.6	(118.3)	26.1	—	(89.6)
Cash and cash equivalents, beginning of period	—	12.6	471.4	315.6	—	799.6

Cash and cash equivalents, end of period	$—	$15.2	$353.1	$341.7	$—	$710.0

Note 23—Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009
Revenues	$2,254.7	$2,271.4	$2,282.2	$2,099.1	$8,907.4
Income/(loss) from operations(a)	285.4	6.3	(1,050.2)	150.7	(607.8)
(Loss)/income from continuing operations, net of taxes(c)	(127.4)	2,296.8	(1,621.0)	298.3	846.4
Net (loss)/income attributable to Harrah’s Entertainment, Inc.	(132.7)	2,289.0	(1,624.3)	295.6	827.6

	Predecessor	Successor
(In millions)	January 1 through January 27	January 28 through March 31	Second Quarter	Third Quarter	Fourth Quarter	January 28 through December 31(c)
2008
Revenues	$760.1	$1,840.5	$2,602.1	$2,645.9	$2,278.4	$9,366.9
(Loss)/income from operations(b)	(36.8)	437.8	323.1	349.6	(5,348.0)	(4,237.5)
Loss from continuing operations, net of taxes(c)	(99.4)	(175.6)	(97.6)	(123.2)	(4,778.2)	(5,174.7)
Net loss attributable to Harrah’s Entertainment, Inc.	(100.9)	(86.9)	(97.6)	(129.7)	(4,782.1)	(5,096.3)

(a)	2009 includes the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Expense
Pretax charges for
Project opening costs	$2.0	$0.6	$0.3	$0.7	$3.6
Impairment of intangible assets	—	297.1	1,328.6	12.3	1,638.0
Write-downs, reserves and recoveries	27.4	26.9	24.3	29.3	107.9
Acquisition and integration costs	0.2	0.1	—	—	0.3

(b) 2008 includes the following:	Predecessor	Successor
	January 1 through January 27	January 28 through March 31	Second Quarter	Third Quarter	Fourth Quarter	January 28 through December 31
Expense/(income)
Pretax charges for
Project opening costs	$0.7	$2.8	$7.2	$16.3	$2.6	$28.9
Impairment of goodwill and other intangible assets	—	—	—	—	5,489.6	5,489.6
Write-downs, reserves and recoveries	4.7	(158.8)	50.1	46.8	78.0	16.2
Acquisition and integration costs	125.6	17.0	5.1	1.0	1.0	24.0

(c)	The sum of the quarterly amounts may not equal the annual amount reported, as quarterly amounts are computed independently for each quarter and for the full year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrah’s Entertainment, Inc.

Las Vegas, Nevada

We have audited the internal control over financial reporting of Harrah’s Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2009. Our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 9, 2010

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following tables list the Directors and Executive Officers of the Company. Jeanne P. Jackson resigned from our Board of Directors on April 15, 2009. Because of our status as a privately-held company, we do not currently have a policy or procedures with respect to stockholder recommendations for nominees to the Board of Directors. In addition, we do not currently have a policy with respect to the consideration of diversity in identifying director nominees.

Name and Age	Principal Occupations or Employment
Jeffrey Benjamin (48)	Mr. Benjamin has served as a director of the Company since January 2008. He has nearly 25 years of experience in the investment industry and has extensive experience serving on the boards of directors of other public and private companies, including Mandalay Resort Group, another gaming company. He has been senior advisor to Cyrus Capital Partners since June 2008 and serves as a consultant to Apollo Global Management, LLC with respect to investments in the gaming industry. He was senior advisor to Apollo Global Management, LLC from 2002 to 2008. He holds a bachelors degree from Tufts University and a masters degree from the Massachusetts Institute of Technology Sloan School of Management. He has previously served on the boards of directors of Goodman Global Holdings, Inc., Dade Behring Holdings, Inc., Chiquita Brands International, Inc., McLeod USA, and Mandalay Resort Group. In addition to the Company, Mr. Benjamin currently serves on the boards of directors of Spectrum Group International, Inc., Exco Resources, Inc. and Virgin Media Inc.

David Bonderman (67)	Mr. Bonderman has been a director of the Company since January 2008 and is a founding partner of TPG Capital, LP, which he founded in 1992. He holds a bachelors degree from the University of Washington and a law degree from Harvard University. He has previously served on the boards of directors of Gemplus International SA, Burger King Holdings, Inc., Ducati Motor Holding SPA, Korea First Bank, Mobilcom AG, Washington Mutual, Inc., IASIS Healthcare LLC and Burger King Corporation. In addition to the Company, Mr. Bonderman currently serves on the boards of directors of Univision Communications, Inc., Energy Future Holdings Corp., General Motors Company, Armstrong World Industries, Inc. CoStar Group, Inc., Gemalto N.V. and Ryanair Holdings PLC, of which he is Chairman.

Anthony Civale (35)	Mr. Civale has been a director of the Company since January 2008 and he has been a partner at Apollo Global Management, LLC since 1999. He has over 13 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree from Middlebury College and he has previously served on the boards of directors of Goodman Global, Inc., Horizon PCS, Inc., Breunners Home Furnishings Corp and Prestige Cruise Holdings, Inc. In addition to the Company, Mr. Civale currently serves on the board of directors of Berry Plastics Holding Corporation.

Jonathan Coslet (45)	Mr. Coslet has been a director of the Company since January 2008. He is a Senior Partner at TPG Capital, LP. Mr. Coslet has over 20 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree from the University of Pennsylvania Wharton School and an M.B.A. from Harvard University. He has previously served on the board of directors of J Crew Group, Inc. In addition to the Company, Mr. Coslet currently serves on boards of directors of IASIS Healthcare Corp., Quintiles Transnational Corp., Petco Animal Supplies, Inc., the Neiman Marcus Group, Inc., and Biomet, Inc.

Name and Age	Principal Occupations or Employment
Kelvin Davis (46)	Mr. Davis has been a director of the Company since January 2008. He has been a Senior Partner at TPG Capital, LP since 2000 and is head of the firm’s North American Buyouts Group, incorporating investments in all non-technology industry sectors. Prior to joining TPG, he was President and COO of Colony Capital, Inc., a private international real estate-related investment firm which he co-founded in 1991. He holds a bachelors degree from Stanford University and an M.B.A. from Harvard University. He has previously served on the boards of directors of Aleris International, Inc., Graphic Packaging Holding Company, and Kraton Polymers LLC. In addition to the Company, Mr. Davis currently serves on the boards of directors of Kraton Performance Polymers, Inc., and Univision Communications, Inc. He is a member of the Company’s Executive and Human Resources Committees.

Karl Peterson (39)	Mr. Peterson has served as a director of the Company since January 2008. He has been a Partner at TPG Capital, LP since 2004 where he leads the firm’s investment activities on Travel & Leisure and Media & Entertainment. Prior to 2004, Mr. Peterson was President and CEO of Hotwire, Inc. He previously worked as a principal for TPG and as an investment banker for Goldman Sachs & Co. He holds a bachelors degree from the University of Notre Dame and has previously served on the board of directors of Univision Communications. In addition to the Company, Mr. Peterson currently serves on the board of directors of Sabre Holdings. He is a member of the Company’s Audit and Finance Committees.

Eric Press (44)	Mr. Press has been a director of the Company since January 2008. He has been a Partner at Apollo Global Management, LLC since 2007 and has been a Partner with other Apollo entities since 1998. Mr. Press has significant experience in making and managing investments for Apollo. He has nearly 20 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree in economics from Harvard University and a law degree from Yale University. He has previously served on the board of directors of Quality Distribution, Inc. AEP Industries and WMC Finance Corp. In addition to the Company, Mr. Press serves on the boards of directors of Prestige Cruise Holdings, Inc., Noranda Aluminum, Affinion Group, Metals USA Holdings, Innkeepers USA Trust, Apollo Commercial Real Estate Finance, Inc., Athene, and Verso Paper Corp. Mr. Press is a member of the Company’s Audit Committee.

Marc Rowan (47)	Mr. Rowan as been a director of the Company since January 2008. He is a founding partner of Apollo Global Management, LLC. He has more than 25 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree from the University of Pennsylvania and an M.B.A. from The Wharton School. He has previously served on the boards of directors of AMC Entertainment, Inc., Culligan Water Technologies, Inc., Furniture Brands International, Mobile Satellite Ventures, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, The Vail Corporation, and Wyndham International, Inc. In addition to the Company, Mr. Rowan serves on the boards of directors of the general partner of AAA Guernsey Limited, Athene Re, Countrywide plc and Norwegian Cruise Lines. He is a member of the Company’s Executive, Finance and Human Resources Committees.

Lynn C. Swann (58)	Mr. Swann has been a director of the Company since April 2008. He is president of Swann, Inc., a consulting firm specializing in marketing and communications and is managing director of Diamond Edge Capital Partners, LLC, a New York-based finance company. He holds a bachelors degree from the University of Southern California. In addition to the Company, Mr. Swann serves on the boards of directors of Hershey Entertainment and Resorts Company, H. J. Heinz Company and Transdel Pharmaceuticals. He is a member of Company’s 162(m) Plan Committee.

Name and Age	Principal Occupations or Employment

Christopher J. Williams (52)	Mr. Williams has been a director of the Company since April 2008. He has been Chairman of the Board and Chief Executive Officer of Williams Capital Group, L.P., an investment bank, since 1994, and Chairman of the Board and Chief Executive Officer of Williams Capital Management, LLC, an investment management firm, since 2002. He holds a bachelors degree from Harvard University and an M.B.A. from the Dartmouth College Tuck School of Business. Mr. Williams was a director of the Company from November 2003 to January 2008, and was a member of the Audit Committee. In addition to the Company, he serves of the boards of directors for The Partnership for New York City, the National Association of Securities Professionals, and Wal-Mart Stores, Inc. He is Chairman of Company’s Audit Committee and is a member of the 162(m) Plan Committee.

Executive Officers

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years

Gary W. Loveman (49)	Director since 2000; Chairman of the Board since January 1, 2005; Chief Executive Officer since January 2003; President since April 2001; Director of Coach, Inc. and FedEx Corporation.

John W. Baker (47)	Senior Vice President-Enterprise Effectiveness since February 2009; Vice President-Procurement and Enterprise Effectiveness from August 2007 to February 2009; Vice President and Executive Associate from May 2005 to August 2007; Independent Consultant, Executive Management Consultants from August 2004 to May 2005.

Timothy R. Donovan (54)	Senior Vice President and General Counsel since April 2009; Executive Vice President, General Counsel and Corporate Secretary, Republic Services, Inc. from December 2008 to March 2009; Executive Vice President, General Counsel and Corporate Secretary, Allied Waste Industries, Inc. from April 2007 to December 2008; Executive Vice President-Strategy & Business Development and General Counsel, Tenneco, Inc. from July 1999 to March 2007.

Jonathan S. Halkyard (45)	Chief Financial Officer since August 2006; Senior Vice President since July 2005; Treasurer since November 2003; Vice President from November 2002 to July 2005.

Thomas M. Jenkin (55)	Western Division President since January 2004; Senior Vice President—Southern Nevada from November 2002 to December 2003.

Janis L. Jones (60)	Senior Vice President, Communications/Government Relations since November 1999.

Katrina R. Lane (44)	Senior Vice President and Chief Technology Officer since January 2009; Vice President-Channel Marketing from March 2004 to January 2009.

Donald P. Marrandino (50)	Eastern Division President since October 2009; Las Vegas Regional President from September 2005 to September 2009; Northern Nevada Regional President from June 2005 to September 2005; Senior Vice President and General Manager, Harrah’s Lake Tahoe and Harveys Lake Tahoe from October 2003 to June 2005.

Peter E. Murphy (47)	President-Strategy and Development since October 2009; Chief Executive Officer, Wentworth Capital since August 2006; Senior Advisor, Apollo Management from August 2006 to July 2008; Senior Executive Vice President and Chief Strategic Officer, The Walt Disney Company from August 1988 to January 2007.

David W. Norton (41)	Senior Vice President and Chief Marketing Officer since January 2008; Senior Vice President—Relationship Marketing from January 2003 to January 2008.

John W. R. Payne (41)	Central Division President since January 2007; Atlantic City Regional President from January 2006 to December 2006; Gulf Coast Regional President from June 2005 to January 2006; Senior Vice President and General Manager—Harrah’s New Orleans from November 2002 to June 2005.

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years

Mary H. Thomas (43)	Senior Vice President, Human Resources since February 2006; Senior Vice President, Human Resources—North America, Allied Domecq Spirits & Wines from October 2000 to December 2005.

J. Carlos Tolosa (60)*	Eastern Division President from January 2003 to September 2009; Western Division President from August 1997 to January 2003.

*	Not currently employed by the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the past fiscal year all Section 16(a) filing requirements applicable to our officers and directors were met except with respect to Diane E. Wilfong. A Form 4 reporting a stock option grant to Ms. Wilfong, due August 6, 2009, was filed December 3, 2009.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee is comprised of Karl Peterson, Eric Press and Christopher J. Williams. Jeanne P. Jackson was also a member of the Audit Committee until her resignation in April 2009. In light of our status as a privately-held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are no longer registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was listed prior to the Acquisition, we do not believe that either of Messrs. Peterson or Press would be considered independent because of their relationships with certain affiliates of the Sponsors and other entities which hold 100% of our outstanding voting common stock, and other relationships with us.

Board Leadership Structure and Risk Oversight

Our board’s leadership structure combines the positions of chief executive officer and chairman of the board. We believe this leadership structure is appropriate due, in part, to our Sponsors control of our stock and our board. The board has not designated a lead independent director.

The board exercises its role in the oversight of risk as a whole and through the Audit Committee. The Audit Committee receives regular reports from the Company’s risk management and compliance departments.

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

As of December 31, 2009, the Committee was comprised of two members: Kelvin Davis and Marc Rowan. The qualifications of the Committee members stem from roles as corporate leaders, private investors, and board members of several large corporations. Their knowledge, intelligence, and experience in company operations, financial analytics, business operations, and understanding of human capital management enables the members to carry out the objectives of the Committee.

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

HRC Consultant Relationships. The Committee has the authority to engage services of independent legal counsel, consultants and subject matter experts in order to analyze, review, recommend and approve actions with regard to Board compensation, executive officer compensation, or general compensation and plan provisions. The Company provides for appropriate funding for any such services commissioned by the Committee. These consultants are used by the HRC for purposes of executive compensation review, analysis, and recommendations. The HRC has in the past, and expects in the future, to engage external consultants for the purposes of determining Chief Executive Officer and other senior executive compensation. No executive compensation consultants were engaged by the Board in 2009.

2009 HRC Activity

During five meetings in 2009, as delineated in the Human Resources Committee Charter and as outlined below, the Committee performed various tasks in accordance with their assigned duties and responsibilities, including:

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

•	Employee Benefit Plans: approved the 2009 Restatement of the Savings and Retirement Plan.

•	Committee Charter: reviewed the Human Resources Committee Charter.

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

Role of company executives in establishing compensation. When determining the pay levels for the Chief Executive Officer and our other senior executives, the Committee solicits advice and counsel from internal as well as external resources. Internal Company resources include the Chief Executive Officer, Senior Vice President of Human Resources and Vice President of Compensation, Benefits and Human Resource Systems and Services. The Senior Vice President of Human Resources is responsible for developing and implementing the Company’s business plans and strategies for all companywide human resource functions, as well as day-to-day human resources operations. The Vice President of Compensation, Benefits and Human Resource Systems and Services is responsible for the design, execution, and daily administration of the Company’s compensation and human resources shared-services operations. Both of these Human Resources executives attend the HRC meetings, at the request of the Committee, and act as a source of informational resources and serve in an advisory capacity. The Corporate Secretary is also in attendance at each of the HRC meetings and oversees the legal aspects of the Company’s executive compensation and benefit plans, updates the Committee regarding changes in laws and regulations affecting the Company’s compensation policies, and records the minutes of each HRC meeting. The Chief Executive Officer also attends HRC meetings.

In 2009, the HRC communicated directly with the Chief Executive Officer and top Human Resources executives in order to obtain external market data, industry data, internal pay information, individual and Company performance results, and updates on regulatory issues. The HRC also delegated specific tasks to the Human Resources executives in order to facilitate the decision making process and to assist in the finalization of meeting agendas, documentation, and compensation data for HRC review and approval.

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

Role of outside consultants in establishing compensation. The Company’s internal Human Resources executives regularly engage outside consultants related to the Company’s compensation policies. Standing consulting relationships are held with several global consulting firms specializing in executive compensation, human capital management, and board of director pay practices. During 2009, the services engaged for the Human Resources Committee as set forth below:

1. Watson Wyatt Worldwide provided us with the development of the premium-equivalents for the Company’s self-insured medical, dental, vision, and short term disability plans, recommended appropriate reserves for these plans, and reported on the plans’ financial performance. Watson Wyatt served as a consultant on plan design, compliance, strategy, and vendor management for these plans. In addition, Watson Wyatt provided us with advice regarding our equity plan and other long term incentives on managing the Company’s Long Term Incentive (LTI) program. Watson Wyatt also provided external benchmarking data to compare against current compensation policies.

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

The consultants provided the information described above to the Company’s compensation and benefits departments to help formulate information that is then provided to the HRC. The consultants did not interact with each other in 2009, as they each work on discrete areas of compensation. The Company engaged Mercer Human Resources Consulting to perform consulting services for the Company regarding its 401(k) Plan and its Executive Deferred Compensation Plans. The fees for these services for 2009 were approximately $350,000 for the 401(k) Plan and approximately $95,000 for the Executive Deferred Compensation Plans.

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

Various Company policies are in place to shape our executive pay plans, including:

•	Salaries are linked to competitive factors, internal equity, and can be increased as a result of successful job performance;

•	The annual bonus program is competitively based and provides incentive compensation based on our financial performance and customer service scores;

•	Long-term incentives are tied to enhancing stockholder value and to our financial performance; and

•	Qualifying compensation paid to senior executives is designed to maximize tax deductibility, where possible.

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

In 2008, as a result of the Acquisition and no public market for our common stock, the HRC changed our long-term compensation philosophy by awarding “megagrant” equity awards in lieu of our historical practice of annual equity grants.

Compensation Program Design

The executive compensation program is designed with our executive compensation objectives in mind and is comprised of fixed and variable pay plans, cash and non-cash plans, and short and long-term payment structures in order to recognize and reward executives for their contributions to the Company today and in the future.

The table below reflects our short-term and long-term executive compensation programs during 2009:

Short-term	Long-term
Fixed and Variable Pay	Variable Pay
Base Salary	Equity Awards
Annual Management Bonus Plan	Executive Supplemental Savings Plan II
2009 Senior Executive Incentive Plan

The Company continually assesses and evaluates the internal and external competitiveness for all components of the executive compensation program. Internally, we look at critical and key positions that are directly linked to the profitability and viability of the Company. We ensure that the appropriate hierarchy of jobs is in place with appropriate ratios of Chief Executive Officer compensation to other senior executive compensation. We believe the appropriate ratio of Chief Executive Officer compensation compared to other senior executives ranges from 2:1 on the low end to 6:1 on the high end. These ratios are merely a reference point for the HRC in setting the compensation of our Chief Executive Officer, and were set after reviewing the job responsibilities of our Chief Executive Officer versus other senior executives and market practice. Internal equity is based on qualitative job evaluation methods, span of control, required skills and abilities, and long-term career growth opportunities. Externally, benchmarks are used to provide guidance and to ensure that our ability to attract, retain and recruit talented senior executives is intact. Due to the highly competitive nature of the gaming industry as well as the competitiveness across industries for talented senior executives, it is important for our compensation programs to provide us the ability to internally develop executive talent, as well as recruit highly qualified senior executives.

External competitiveness is reviewed with the help of outside consultants and measured by data gathered from published executive compensation surveys and proxy data from peer companies. We define our peer group as one which operates under similar business conditions as the Company’s, such as large gaming companies, hotel and lodging companies and large companies in the consumer services industries. We did not do an external peer review in 2009, 2008 or in 2007, but the companies comprising our peer group for 2006 were:

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

In 2009, the Company’s Human Resources department conducted a review of compensation practices of competitors in the gaming industry. The review covered a range of senior roles and competitive practices. As a result of this review, the HRC believes that the current compensation program adequately compensates and incents our executives. The companies comprising our peer group for the 2009 review were:

•	Ameristar Casinos, Inc.

•	Boyd Gaming Corporation

•	Isle of Capri Casinos

•	Las Vegas Sands Corp.

•	MGM MIRAGE

•	Penn National Gaming, Inc.

•	Station Casinos, Inc.

•	Trump Entertainment Resorts

•	Wynn Resorts, Limited

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

For senior executives, the most significant compensation plans that are directly affected by the attainment of performance goals are the Annual Management Bonus Plan and 2009 Senior Executive Incentive Plan. The bonus plan performance criteria, target percentages, and plan awards under the Annual Management Bonus Plan for the bonus payments for fiscal 2009 (paid in 2010) were set in February 2009; however, due to the recent downturn in the national economy, the HRC determined that it should periodically review performance criteria against plan. In August 2009, the adjusted EBITDA target component for the Annual Management Bonus Plan was reset. The bonus plan performance criteria, target percentages, and plan awards under the 2009 Senior Executive Incentive Plan were set in March 2009. The financial measurements used to determine the bonus under the Annual Management Bonus Plan are adjusted EBITDA and corporate expense. The non-financial measurement used to determine plan payments is customer satisfaction. The financial measure for the 2009 Senior Executive Incentive Plan is earnings before interest, taxes, depreciation and amortization (“EBITDA”), as more fully described below.

Based on performance goals set by the HRC each year, there are minimum requirements that must be met in order for a bonus plan payment to be provided under the Annual Management Bonus Plan. Just as bonus payments are increased as performance goals are exceeded, results falling short of goals reduce or eliminate bonus payments. In order for participants of the Annual Management Bonus Plan to receive a bonus, a minimum attainment of 90% of financial and customer satisfaction scores approved by the HRC must be met.

Elements of Compensation

Elements of Active Employment Compensation and Benefits

The total direct compensation mix for each Named Executive Officer (“NEO”) varies. For our Chief Executive Officer, the allocation for 2009 was 40% for base salary and 60% for annual bonus. For the other NEO’s in 2009, the average allocation was 58% for base salary and 42% for annual bonus. Each compensation element is considered individually and as a component within the total compensation package. In reviewing each element of our senior executive’s compensation, the HRC reviews peer data, internal and external benchmarks, the performance of the Company over the past 12 months (as compared to the Company’s internal plan as well as compared to other gaming companies) and the executive’s individual performance. Prior compensation and wealth accumulation is considered when making decisions regarding current and future compensation; however, it has not been a decision point used to cap a particular compensation element.

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

•	Market: increases in base salary as a result of a competitive market analysis, or in coordination with a long term plan to pay a position at a more competitive level.

•	Promotional: increases in base salary as a result of increased responsibilities associated with a change in position.

•	Additional Responsibilities: increases in base salary as a result of additional duties, responsibilities, or organizational change. A promotion may be, but is not necessarily, involved.

•	Retention: increases in base salary as a result of a senior executive’s being recruited by or offered a position by another employer.

All of the above reasons for base salary adjustments for senior executives must be approved by the HRC and are not guaranteed as a matter of practice or in policy.

Our Chief Executive Officer did not receive an increase in base salary in 2009 due to the general economic environment. In February 2009, the Company implemented a 5% reduction in base salary for management employees, including the NEO’s. Effective January 1, 2010, the 5% base salary reduction was revoked for management employees, with the exception of members of senior management, including the NEO’s.

Senior Executive Incentive Plan

In December 2008, the Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan was approved by the HRC and our sole voting stockholder, to be effective January 1, 2009. The awards granted pursuant to the 2009 Plan are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Eligibility to participate in the 2009 Senior Executive Incentive Plan is limited to senior executives of Harrah’s and its subsidiaries who are or at some future date may be, subject to Section 16 of the Securities Exchange Act of 1934, as amended. The 162(m) Plan Committee selected the 2009 Senior Executive Incentive Plan participants for 2009 in March 2009. The 2009 Senior Executive Incentive Plan’s performance goal will be based upon Harrah’s EBITDA. The 162(m) Plan Committee set criteria of 0.5% of EBITDA for 2009 in March 2009. Subject to the foregoing and to the maximum award limitations, no awards will be paid for any period unless Harrah’s achieves positive EBITDA.

The 162(m) Plan Committee has determined that Messrs. Loveman and Halkyard and other executive officers will participate in the 2009 Senior Executive Incentive Plan for the year 2010. As noted above, the 162(m) Plan Committee has authority to reduce bonuses earned under the 2009 Senior Executive Incentive Plan and also has authority to approve bonuses outside of the 2009 Senior Executive Incentive Plan to reward executives for special personal achievement.

The Committee has discretion to decrease bonuses under the 2009 Senior Executive Incentive Plan and it has been the Committee’s practice to decrease the bonuses by reference to the achieved performance goals and bonus formulas used under the Annual Management Bonus Plan discussed below. Senior Executive Incentive Plan bonuses were awarded to our NEO’s in 2010 for 2009 performance under the 2009 Senior Executive Incentive Plan. See Summary Compensation Table.

Annual Management Bonus Plan

The Annual Management Bonus Plan (the “Bonus Plan”) provides the opportunity for the Company’s senior executives and other participants to earn an annual bonus payment based on meeting corporate financial and non-financial goals. These goals are set at the beginning of each fiscal year by the HRC. For 2009, the HRC also approved a change to the Bonus Plan that allowed the HRC to revise financial goals on a semi-annual basis if external economic conditions indicated that the original goals did not correctly anticipate movements of the broader economy. Under the Bonus Plan, the goals can pertain to operating income, pretax earnings, return on sales, earnings per share, a combination of objectives, or another objective approved by the Committee. For Messrs. Jenkin, Payne and Tolosa, who participated in the Bonus Plan for 2009, the objectives also include Adjusted EBITDA and customer satisfaction for their respective divisions. The goals may change annually to support the Company’s short or long-term business objectives. For the 2009 plan year, the plan’s goal consisted of a combination of Adjusted EBITDA, corporate expense, and customer satisfaction improvement. Although officers that participated in the 2009 Senior Executive Incentive Plan during 2009 do not participate in the Bonus Plan, goals are set for all officers under this plan. The measurement used to gauge the attainment of these goals is called the “corporate score.”

For 2009, financial goals are comprised of these separate measures, representing up to 90 percent of the corporate score.

•

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”): This is a common measure of company performance in the gaming industry and as bases for valuation of gaming companies and, in the case of Adjusted EBITDA, as a measure of compliance with certain debt covenants. Adjusted EBITDA comprised 70% of the corporate score for 2009, and the target was set at $2,107 million for 2009.

•

Corporate Expense: In the current recessionary environment, it is important for the Company to match decreased revenues with expenses. Corporate expense comprised 20% of the corporate score for 2009, and the target was set at $445 million for 2009.

Non-financial goals consist of one key measurement: customer satisfaction. We believe we distinguish ourselves from competitors by providing excellent customer service. Supporting our property team members who have daily interaction with our external customers is critical to maintaining and improving guest service. Customer satisfaction is measured by surveys of our loyalty program (Total Rewards) customers taken by a third party. These surveys are taken weekly across a broad spectrum of customers. Customers are asked to rate our casinos performance using a simple A-B-C-D-F rating scale. The survey questions focus on friendly/helpful and wait time in key operating areas, such as beverage service, slot services, Total Rewards, cashier services and hotel operation services. Each of our casino properties works against an annual baseline defined by a composite of their performance in these key operating areas from the previous years. Customer satisfaction comprised 10% of the corporate score for 2009, and the target was set at a 3% change from non-A to A scores for 2009.

In February 2009, the HRC determined the thresholds for the corporate score for 2009. Bonus plan payments would not be paid if Adjusted EBITDA was less than 90 percent of target, if corporate expense exceeded 10% or more of target or if there was less than a one percent shift in non-A to A customer satisfaction scores.

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

The 2009 corporate score of 100 was approved by the HRC in February 2010. Divisional Presidents may earn bonuses based on the performance of the properties in their divisions. All of our NEO’s received bonuses for 2009 — see Summary Compensation Table.

Revenue Growth Incentive Plan

In February 2010, the HRC approved a new medium-term Revenue Growth Incentive Plan (RGIP) for certain members of management (including the NEO’s) designed to promote incremental revenue growth over a two year period (beginning on January 1, 2010) and bridge the gap between the Company’s current compensation (salary, bonus, benefits) and longer-term compensation offering (equity plan). The RGIP is intended as a special, one-time bonus program for the purpose of promoting top-line revenue growth in excess of the Company’s currently forecasted revenue growth over the two year bonus period. The HRC believes that after several years of promoting cost cutting it is now an appropriate time to focus on revenue growth. The RGIP will also provide a liquid medium-term incentive program, as it will allow management and NEO’s the ability to earn cash in the medium-term, as opposed to our equity plan which is longer term and currently not liquid.

Senior executives and other management employees are eligible to participate in the RGIP; payments will be determined and paid in early 2013. Payout of the RGIP is contingent on achievement of revenue growth at distinct thresholds above current forecasts. To ensure the RGIP is a value added program, payout of the bonus is also subject to the meeting of a minimum EBITDA margin threshold equal to or greater than the final consolidated EBITDA margin for the 2009 calendar year.

For 2010 and 2011, the sole goal of the RGIP is growth in revenue above the rate forecasted by the Company. Incremental Revenue Growth is defined as an increase in the percentage of revenue growth year over year above the growth rate forecasted by the Company. For the RGIP, payout levels of the bonus have been set at three incremental growth thresholds: 0.75%, 1.0% and 1.5% incremental revenue growth. These thresholds were set by looking at past growth rates and also the Company’s current five year predictions.

Achievement of 0.75% incremental revenue growth over the bonus period results in a payout of the RGIP at the target payout rate. The 1.0% and 1.5% incremental growth levels are “stretch” goals for the program and result in payouts at a premium percentage above the target payout. For the Company’s senior executives and officers the payout premiums are 125% and 150% of annual salary, respectively.

Subject to the discretion of the Committee, the revenue goals of the RGIP program will be subject to adjustment based on changes in the general economy. The plan review will occur in a manner similar to that included as part of the Annual Management Bonus Plan in which both positive and negative changes in the economy are taken into account. The HRC will have the final determination on the financial goals, and any changes to such goals, under the RGIP.

Equity Awards

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Equity Plan”). The purpose of the Equity Plan is to promote our long term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business; to motivate management personnel by means of growth-related incentives to achieve long range goals; and to further the alignment of interests of participants with those of our stockholders. Except for options awarded under a predecessor plan that were rolled over into the Company by Mr. Loveman, all awards under prior plans were exchanged in the Acquisition.

In December 2009, the Board of Directors approved grants to the following named executive officers:

Executive	Number of Shares of Time Based Options	Number of Shares of Performance Based Options
		2x	3x
Peter Murphy	65,206	19,562	19,562

The time based options noted above vest and become exercisable in equal increments of 20% on each of the first five anniversaries of the Acquisition. The time vested options have a strike price equivalent to fair market value on the date of grant (as determined reasonably and in good faith by the Board of Directors).

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

In connection with his retirement, Mr. Tolosa was awarded a warrant to purchase 32,593 shares of non-voting common stock. 14,815 shares are vested; 8,889 vest if the 2X options vest and 8,889 shares vest if the 3X options vest under the Equity Plan. The warrant expires in January 2015.

2010 Amendments to Equity Plan and Supplemental Grants

During the Summer of 2009, senior management expressed concern over employee morale, motivation and retention due, in part, to the depressed value of the equity grants awarded under the Equity Plan in February 2008. The equity grants in February 2008 were “mega-grants” in lieu of the traditional annual equity grants. However, due to the severe economic recession that has occurred the last two years, the non-voting common stock underlying the option grants from February 2008 is currently valued at below the exercise price of the options. In August 2009, the Company discussed with the HRC various proposals for improving the long-term compensation package for management. The Company engaged Watson Wyatt to provide guidance and external perspective in reviewing the long-term compensation for management.

The HRC was presented additional data at its December 2009 meeting regarding the long-term compensation packages of management. At the February 2010 HRC meeting, the HRC approved the RGIP (as discussed above) and various changes to the Equity Plan.

On February 23, 2010, the HRC adopted an amendment to the Equity Plan. The amendment provides for an increase in the available number shares of non-voting common stock for which options may be granted to 4,566,919 shares.

The amendment also revised the vesting hurdles for performance-based options under the Equity Plan. The performance options vest if the return on investment in the Company of the Sponsors achieve a specified return. Previously, 50% of the performance-based options vested upon a 2x return and 50% vested upon a 3x return. The triggers have been revised to 1.5x and 2.5x, respectively. In addition, a pro-rata portion of the 2.5x options will vest if the Sponsors achieve a return on their investment that is greater than 2.0x, but less than 2.5x. The pro rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5x options depending upon the level of returns that the Sponsors realize between 2.0x and 2.5x.

In addition, in February 2010, the HRC approved supplemental equity grants for all of the NEO’s and certain other management in an effort to enhance the value of grants under the Equity Plan. The supplemental grants contained solely time-vested options, vesting over 5 years; however, there is no vesting until after the 2nd anniversary from the grant date, and thereafter the options vest at 25% per year.

In February 2010, the HRC approved the following supplemental grants to the NEO’s:

Executive	Number of Shares of Time Based Options	Number of Shares of Performance Based Options
Gary Loveman	482,690	—
Peter Murphy	65,656	—
Thomas Jenkin	75,603	—
John Payne	54,279	—
Jonathan Halkyard	56,217	—

Conversion of Preferred Stock to Common Stock

In connection with the assessment of long-term incentives for the management team, the HRC determined, in light of the severe economic turmoil the last 2 years, that the 15% annual dividend paid on the non-voting preferred stock was a disproportionate share of the equity value of the Company. Therefore, the HRC determined that it would recommend to the Board of Directors and the Company’s shareholders that (a) the preferred stock dividend be eliminated, (b) the conversion price for non-voting preferred stock be at the original value of the Company’s non-voting common stock (in other words, as if the non-voting preferred stock never was entitled to a dividend) and (c) that the non-voting preferred stock be converted to non-voting common stock.

In February 2010, the Board of Directors approved (upon recommendation of the HRC) revisions to the Certificate of Designation for the non-voting preferred stock to eliminate dividends (including all existing accrued but unpaid dividends) and to specify that the conversion right of the non-voting preferred stock be at the original value of the Company’s non-voting common stock. In March 2010, Hamlet Holdings LLC (the holder of all of the Company’s voting common stock) and holders of a majority of our non-voting preferred stock approved the revisions to the Certificate of Designation. Also in March 2010, the holders of a majority of our non-voting preferred stock agreed to convert all of the non-voting preferred stock to non-voting common stock.

Employment Agreements and Severance Agreements

We have entered into employment agreements with each of our NEO’s, and severance agreements with each of our NEO’s, other than Messrs. Loveman and Murphy. The severance agreements, which related to a change in control of the Company, were put in place prior to the Acquisition and expired by their terms on February 1, 2010. The HRC and the board of directors put these agreements in place in order to attract and retain the highest quality executives. At least annually, the Company’s compensation department reviews our termination and change in control arrangements against peer companies as part of its review of the Company’s overall compensation package for executives to ensure that it is competitive. The compensation department’s analysis is performed by reviewing each of our executives under several factors, including the individual’s role in the organization, the importance of the individual to the organization, the ability to replace the executive if he/she were to leave the organization, and the level of competitiveness in the marketplace to replace an executive while minimizing the affect to the on-going business of the Company. The compensation department presents its assessment to the Committee for feedback. The Committee reviews the information and determines if changes are necessary to the termination and severance packages of our executives.

Policy Concerning Tax Deductibility

The HRC’s policy with respect to qualifying compensation paid to its executive officers for tax deductibility purposes is that executive compensation plans will generally be designed and implemented to maximize tax deductibility. However, non-deductible compensation may be paid to executive officers when necessary for competitive reasons or to attract or retain a key executive, or where achieving maximum tax deductibility would be considered disadvantageous to the best interests of the Company. The Company’s 2009 Senior Executive Incentive Plan is designed to comply with Section 162(m) of the Internal Revenue Code so that annual bonuses paid under these plans, if any, will be eligible for deduction by the Company. See “Senior Executive Incentive Plan” above.

Stock Ownership Requirements

As a privately held company, we do not have a policy regarding stock ownership.

Chief Executive Officer’s Compensation

The objectives of our Chief Executive Officer are approved annually by the Committee. These objectives are revisited each year. The objectives for 2009 were:

•	meeting or improving financial targets by enhancing VIP loyalty, achieving higher levels of marketing functionality and continuing to identify efficiency opportunities;

•	optimizing capital structure by controlling capital spending, reducing leverage and securing liquidity;

•	assuring customer satisfaction and loyalty through operational and service excellence and technological innovation;

•	refining development projects in light of economic environment;

•	continuing multi-faceted employee engagement initiatives to increase motivation and retention; and

•	pursuing new business opportunities for the Company.

The Committee’s assessment of the Chief Executive Officer’s performance is based on a subjective review of performance against these objectives. Specific weights may be assigned to particular objectives at the discretion of the Committee, and those weightings, or more focused objectives are communicated to the Chief Executive Officer at the time the goals are set forth. However, no specific weights were set against the Chief Executive Officer’s objectives in 2009.

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

The Committee used the 2009 Senior Executive Incentive Plan to determine the Chief Executive Officer’s bonus for 2009. Under this plan, bonus is based on the Company achieving a specific financial objective. For 2009, the objective was based on the Company’s EBITDA, as more fully described above. The HRC has discretion to reduce bonuses (as permitted by Section 162(m) of the Internal Revenue Code), and it is the normal practice of the Committee to reduce the Chief Executive Officer’s bonus by reference to the achievement of performance goals and bonus formulas used under the Annual Management Bonus Plan. For 2009, the Committee made the determination to award a bonus to the Chief Executive Officer – See Summary Compensation Table.

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

Personal Benefits and Perquisites

During 2009, all of our NEO’s received a financial counseling reimbursement benefit, and were eligible to participate in the Company’s deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”), and the Company’s health and welfare benefit plans, including the Harrah’s Savings and Retirement Plan. The NEO’s also received matching amounts from the Company pursuant to the plan documents, which are the same percentages of salary for all employees eligible for these plans. Amounts received by each NEO pursuant to these benefits are included in the “Summary Compensation Table” set forth herein. In February 2009, Company matching was suspended for the Savings and Retirement Plan and ESSP II.

Additionally, we provided for Mr. Loveman’s personal use of company aircraft at certain times during 2009. Lodging expenses were incurred by Messrs. Loveman and Murphy for use during their Las Vegas-based residence. We also provided security for Mr. Loveman and his family. The decision to provide Mr. Loveman with the personal security benefit was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security. Based on these results, the HRC approved personal security services to Mr. Loveman and his family.

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

Under the Company’s group life insurance program, senior executives, including the NEO’s, are eligible for an employer provided life insurance benefit equal to three times their base annual salary, with a maximum benefit of $5.0 million. Mr. Loveman is provided with a life insurance benefit of $3.5 million under our group life insurance program and additional life insurance policies with a benefit of $2.5 million. In addition to group long term disability benefits, the Chief Executive Officer and all other NEO’s are covered under a Company-paid individual long-term disability insurance policy paying an additional $5,000 monthly benefit and a supplemental short-term disability policy with a $10,000 monthly benefit.

Elements of Post-Employment Compensation and Benefits

Employment Arrangements

Chief Executive Officer. Mr. Loveman entered into an employment agreement on January 28, 2008 (as amended to date), which provides that Mr. Loveman will serve as Chief Executive Officer and President until January 28, 2013, and the agreement shall extend for additional one year terms thereafter unless terminated by the Company or Mr. Loveman at least 60 days prior to each anniversary thereafter. Additionally, pursuant to the agreement, Mr. Loveman received a grant of stock options pursuant to the Equity Plan (described above). Mr. Loveman’s annual salary is $2,000,000, subject to annual merit reviews by the Human Resources Committee. In February 2009, Mr. Loveman agreed to reduce his salary to $1,900,000 as part of a broader management reduction of salaries.

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

Named Executive Officer Employment Arrangements

We also have employment agreements with our other NEO’s and members of our senior management team, which provide for a base salary, subject to merit increases as our Human Resources Committee of the Board of Directors may approve. We entered into employment agreements on February 28, 2008 with Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne and J. Carlos Tolosa, and with Peter E. Murphy on October 14, 2009. The agreements of Messrs. Jenkin, Halkyard, and Payne expire January 28, 2012; and the agreement with Mr. Murphy expires October 14, 2013. Mr. Tolosa retired from the Company in January 2010. Below is a description of the material terms and conditions of these employment agreements.

The agreement with Mr. Tolosa was for a term of three years beginning on the closing of the Acquisition. The agreement with each of Messrs. Halkyard, Jenkin and Payne is for a term of four years beginning on the closing of the Acquisition and is automatically renewed for successive one year terms unless either the Company or the executive delivers a written notice of nonrenewal at least 60 days prior to the end of the term. The agreement with Mr. Murphy is for a term of four years commencing with his employment with the Company and is automatically renewed for successive one year terms unless either the Company or the executive delivers a written notice of nonrenewal at least 60 days prior to the end of the term.

Pursuant to the employment agreements, the executives will receive base salaries as follows: Mr. Halkyard, $600,000; Mr. Jenkin, $1,200,000, Mr. Murphy, $1,250,000, Mr. Payne, $925,000 and Mr. Tolosa, $1,075,000. In February 2009, Messrs Halkyard, Jenkin, Payne and Tolosa agreed to reduce their respective base salaries by 5% as part of a broader management reduction of salaries. In August 2009, Mr. Halkyard was given a market based salary increase to $700,000 and took a 5% reduction of that salary to $665,000. In January 2010, Mr. Payne was given a market based salary increase to $1,025,000 and took a 5% reduction of that salary to $973,750. The HRC will review base salaries on an annual basis with a view towards merit increases (but not decreases) in such salary. In addition, each executive will participate in the Company’s annual incentive bonus program applicable to the executive’s position and shall have the opportunity to earn an annual bonus based on the achievement of performance objectives. Mr. Murphy’s target bonus shall be at least 75% of his base salary. In addition, the agreement provides for a stock option grant to be made following the effective date of the employment agreement with vesting based on both the passage of time and the achievement of performance objectives. Mr. Murphy’s agreement also provides that he will be provided with accommodations while performing his duties in Las Vegas, and the Company will also pay Mr. Murphy a gross-up payment for any taxes incurred for such accommodations.

Each executive will be entitled to participate in benefits and perquisites at least as favorable to the executive as such benefits and perquisites currently available to the executives, group health insurance, long term disability benefits, life insurance, financial counseling, vacation, reimbursement of expenses, director and officer insurance and the ability to participate in the Company’s 401(k) plan. With the exception of Mr. Murphy, if (a) the executive attains age fifty (50) and, when added to his or her number of years of continuous service with the company, including any period of salary continuation, the sum of his or her age and years of service equals or exceeds sixty-five (65), and at any time after the occurrence of both such events Executive’s employment is terminated and his employment then terminates either (1) without cause or (2) due to non-renewal of the agreement, or (b) the executive attains age fifty-five (55) and, when added to his number of years of continuous service with the company, including any period of salary continuation, the sum of his age and years of service equals or exceeds sixty-five (65) and Executive’s employment is terminated other than for cause, he will be entitled to lifetime coverage under our group health insurance plan. The executive will be required to pay 20% of the premium for this coverage and the Company will pay the remaining premium, which will be imputed taxable income to the executive. This insurance coverage terminates if the executive competes with the Company. Mr. Murphy’s agreement does not provide for lifetime coverage under our group health insurance plan.

In the event that the executive is terminated by the Company without cause (as defined in the severance agreement) or the executive resigns for good reason (as defined in the severance agreement) during the two year period following the date of the Acquisition, the executive’s severance agreement (described above under “Named Executive Officer Employment Arrangements—Severance Agreements”) will govern the executive’s severance benefits, if any, and the executive will be subject to the restrictive covenants set forth in the severance agreement, however, the executive shall retain the right to the retiree medical coverage described above. These severance agreements expired on February 1, 2010.

Upon a termination without cause (as defined in the employment agreement and set forth below), a resignation by the executive for good reason (as defined in the employment agreement and set forth below) or upon the Company’s delivery of a non-renewal notice, the executive shall be entitled to his accrued but unused vacation, unreimbursed business expenses and base salary earned but not paid through the date of termination. In addition, the executive will receive a cash severance payment equal to 1.5 times his base salary payable in equal installments during the 18 months following such termination and pro-rated bonus for the year in which the termination occurs based on certain conditions. Mr. Murphy’s cash severance payments are limited to one times his base salary during his initial year of employment. Also, Mr. Murphy is entitled to payment of any bonus for the year of termination (prorata) if the HRC awards such bonus. In the event that the executive’s employment is terminated by reason of his disability, he will be entitled to apply for the Company’s long term disability benefits, and, if he is accepted for such benefits, he will receive 18 months of base salary continuation offset by any long term disability benefits to which he is entitled during such period of salary continuation. Furthermore, during the time that the executive receives his base salary during the period of salary continuation, he will be entitled to all benefits. Payment of any severance benefits is contingent upon the execution of a general release in favor of the Company and its affiliates.

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

(e)	The Company’s failure to obtain a satisfactory agreement from any successor to assume and agree to perform the employment agreement.

Mr. Murphy’s agreement includes the following additional provision in its definition of “Good Reason”:

(f)	The Executive being required to report to anyone other than the CEO.

The executives each have covenants to not compete, not to solicit and not to engage in communication in a manner that is detrimental to the business. The executive’s “non-compete period” varies based on the type of termination that they executive has. If the executive has a voluntarily termination of employment with the Company without Good Reason, the non-compete period is 6 months, if the Company has terminated the executive’s employment without cause, or the executive has terminated for Good Reason, the Company has delivered a notice of non-renewal to the executive or if the executive’s employment terminates by reason of disability, the non-compete period is for 18 months. If the executive’s employment is terminated for cause, the non-compete period is for 6 months. The non-solicitation and non-communication periods last for 18 months following termination. A breach of the non-compete covenant will cause the Company’s obligations under the agreement to terminate. In addition, the executives each have confidentiality obligations.

Severance Agreements

We entered into severance agreements with each of the NEO’s, other than Messrs. Loveman and Murphy. The severance agreements related to a change in control, which occurred pursuant to the definition of change in control in the severance agreements on January 28, 2008 as a result of the Acquisition. We believe these agreements reinforce and encourage the attention and dedication of our executives if they are faced with the possibility of a change in control of the Company that could affect their employment. The Severance Agreements of Messrs. Jenkin, Halkyard and Tolosa became effective January 1, 2004. The Severance Agreement of Mr. Payne became effective January 1, 2007. These agreements expired by their terms on February 1, 2010.

The severance agreements provided, under the circumstances described below, for a compensation payment (the “Compensation Payment”) of:

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

The severance agreements entitled each of them to the Compensation Payment after a change in control if, within two years of the change in control, their employment was terminated without cause, or they resigned with good reason, or if their employment was terminated without cause within six months before a change in control at the request of the buyer.

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

In addition to payments described above, under the severance agreements, NEO’s receive accelerated vesting of certain stock options, or if the executive’s employment terminates subsequent to a change in control or within six months before the change in control by request of the buyer, accelerated vesting of all options (“Accelerated Payments”). Any unvested restricted stock and stock options granted prior to 2001 vested automatically upon a change in control regardless of whether the executive is terminated, as will any stock options granted in 2001 or later which are not assumed by the acquiring company. All unvested stock options granted in 2001 and later, including those assumed by the acquiring company, will vest if the executive becomes eligible for a Compensation Payment. At the election of the Company, the Company may “cash out” all or part of the executive’s outstanding and unexercised options, with the cash payment based upon the higher of the closing price of the Company’s common stock on the date of termination and the highest per share price for Company common stock actually paid in connection with any change in control. The Acquisition constituted a Change in Control under the Severance Agreements and all equity awards held by Messrs. Jenkin, Halkyard, Payne and Tolosa were cancelled and cashed-out at the Acquisition consideration of $90.00 per share (less applicable exercise prices and withholding taxes).

None of the executives was entitled to the Compensation Payment after a change in control if their termination is (i) by the Company for cause, or (ii) voluntary and not for good reason (as defined above).

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

If an executive officer became entitled to payments under a severance agreement (“Severance Payments”) which were subject to a federal excise tax imposed on the executive (the “Excise Tax”), the severance agreements require the Company to pay the executive an additional amount (the “Gross-Up Payment”) so that the net amount retained by the executive after deduction of any Excise Tax on the Severance Payments and all Excise Taxes and other taxes on the Gross-Up Payment, will equal the initial Severance Payments less normal taxes.

Each severance agreement had a term of one calendar year and could be renewed automatically each year starting January 1 unless we give the executive six months notice of non-renewal. In cases where a potential change in control (as defined) has occurred or the non-renewal is done in contemplation of a potential change in control, we must give the executive one year’s notice. Each severance agreement provides that if a change in control occurs during the original or extended term of the agreement, then the agreement will automatically continue in effect for a period of 24 months beyond the month in which the change in control occurred. Therefore, since the Acquisition was a change in control under the severance agreement, each NEO’s severance agreement continued in effect until February 1, 2010.

Deferred Compensation Plans

The Company has one deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”), currently active, although there are five other plans that contain deferred compensation assets: Harrah’s Executive Deferred Compensation Plan (“EDCP”), the Harrah’s Executive Supplemental Savings Plan (“ESSP”), Harrah’s Deferred Compensation Plan (“DCP”), the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and the Caesars World, Inc. Executive Security Plan.

Further deferrals into the EDCP were terminated in 2001 when the HRC approved the ESSP, which permitted certain key employees, including executive officers, to make deferrals of specified percentages of salary and bonus. No deferrals were allowed after December 2004 into ESSP, and the Company approved the ESSP II, which complies with the American Jobs Creation Act of 2004 and allowed deferrals starting in 2005. ESSP II, similar to ESSP, allows participants to choose from a selection of varied investment alternatives and the results of these investments will be reflected in their deferral accounts. To assure payment of these deferrals, a trust fund was established similar to the escrow fund for the EDCP. The trust fund is funded to match the various types of investments selected by participants for their deferrals.

ESSP and ESSP II do not provide a fixed interest rate, as the EDCP and DCP do, and therefore the market risk of plan investments is borne by participants rather than the Company. To encourage EDCP participants to transfer their account balances to the ESSP thereby reducing the Company’s market risk, the Company approved a program in 2001 that provided incentives to a limited number of participants to transfer their EDCP account balances to the ESSP. Under this program, a currently employed EDCP participant who was five or more years away from becoming vested in the EDCP retirement rate, including any executive officers who were in this group, received an enhancement in his or her account balance if the participant elected to transfer the account balance to the ESSP. The initial enhancement was the greater of (a) twice the difference between the participant’s termination account balance and retirement account balance, (b) 40% of the termination account balance, not to exceed $100,000, or (c) four times the termination account balance not to exceed $10,000. Upon achieving eligibility for the EDCP retirement rate (age 55 and 10 years of service), the participant electing this program will receive an additional enhancement equal to 50% of the initial enhancement. Pursuant to the ESSP, the additional enhancement vested upon the closing of the Acquisition. Mr. Loveman elected to participate in this enhancement program, and therefore no longer has an account in the EDCP.

Mr. Jenkin maintained a balance in the EDCP during 2009. Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (1) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and non-compete period. Additionally, if an executive is “separated from service” within 24 months of the Acquisition, the executive earns the retirement rate under the EDCP. Mr. Jenkin has met the requirements to earn the retirement rate.

While further deferrals into the EDCP were terminated, and while most EDCP participants transferred their EDCP account balance to the ESSP, amounts deferred pursuant to the EDCP prior to its termination and not transferred to the ESSP remain subject to the terms and conditions of the EDCP and will continue to earn interest as described above.

Under the deferred compensation plans, the Acquisition required that the trust and escrow fund be fully funded.

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

Based on the review and discussion referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Kelvin Davis
Marc Rowan

The above Report of the Human Resources Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

Summary Compensation Table

The Summary Compensation Table below sets forth certain compensation information concerning the Company’s Chief Executive Officer, Chief Financial Officer and our four additional most highly compensated executive officers during 2009.

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(e) Stock Awards (1)	(f) Option Awards (1)	(g) Non-Equity Incentive Plan Compensation (2)	(h) Change in Pension Value and Nonqualified- Deferred Compensation Earnings (3)	(i) All Other Compensation (6)	(j) Total
Gary W. Loveman, President and Chief Executive Officer	2009	1,919,231				3,000,000		1,047,079	5,966,310
	2008	2,000,000			36,389,259			1,237,724	39,626,983
	2007	2,000,000		937,504	8,509,684	2,400,000		1,575,044	15,422,232
Jonathan S. Halkyard, Senior Vice President, Chief Financial Officer and Treasurer	2009	605,731				349,867		25,610	981,208
	2008	600,000			2,988,615			38,964	3,627,579
	2007	560,769			445,580	336,461		39,882	1,382,692
Thomas M. Jenkin, President, Western Division	2009	1,151,538				767,289	116,834	33,188	2,068,849
	2008	1,200,000			4,019,211		248,968	33,058	5,501,237
	2007	1,134,615			1,242,669	978,605	213,821	57,559	3,627,269
John W. R. Payne, President, Central Division	2009	887,645				904,574		22,781	1,815,000
	2008	978,365			2,885,592	277,500		38,820	4,180,277
	2007	922,115		146,637	450,990	508,305		53,297	2,081,344
Peter E. Murphy, President-Strategy and Development (4)	2009	225,962			1,857,595	169,471		20,347	2,273,375
J. Carlos Tolosa, President, Eastern Division (5)	2009	1,031,587				600,000		308,642	1,940,229
	2008	1,075,000			1,731,340		44,149	601,682	3,452,171
	2007	1,075,000			2,116,274	645,000	96,286	334,653	4,267,213

(1)	The value of stock awards, option awards and stock appreciation rights was determined as required by Accounting Standards Codification (“ASC”) Topic 718, (formerly, Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R))). See Note17 in the Notes to Consolidated Financial Statements for details on assumptions used in the valuation.

Performance based awards granted in 2008 and 2009 are valued using a Monte Carlo simulation option pricing model. This model approach provides a probable outcome fair value for these types of awards. The estimated maximum potential value for the performance awards, and the related total Option Awards fair values for the 2008 awards, respectively, were $20,930,927 and $38,717,969 for Mr. Loveman; $1,169,520 and $3,118,732 for Mr. Halkyard; $1,572,800 and $4,194,196 for Mr. Jenkin; $1,129,199 and $3,011,223 for Mr. Payne; and $677,520 and $1,806,719 for Mr. Tolosa. The estimated maximum potential values for the performance awards, and the related total Option Award fair values for the 2009 awards, respectively, were $711,274 and $1,896,719 for Mr. Murphy.

(2)	Other than for Mr. Payne, no bonuses were approved for the NEO’s for 2008.

(3)	Includes above market earnings on the balance the executives maintain in the EDCP. Mr. Jenkin has met the requirements to earn the retirement rate of interest. In October 1995, the HRC approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post 1995 deferrals continue to be approved each year by the Committee. The retirement rate on post 1995 deferrals during 2009 was the EDCP’s minimum retirement rate of 9.37%. The account for Mr. Tolosa was distributed in 2008.

(4)	Mr. Murphy joined the Company October 14, 2009.

(5)	Mr. Tolosa left his position as President, Eastern Division in September 2009 and retired in January 2010.

(6)	All Other Compensation includes the amounts in the following table:

Name	Year	Executive Security ($)	Allocated amount for aircraft usage ($)	Allocated amount for company lodging and the associated taxes ($)	Matching contributions to the ESSP II ($)	Relocation ($)	Dividends paid on unvested stock awards ($)
Gary W. Loveman	2009	394,529	330,618	185,192	—	—	—
	2008	442,186	460,086	155,387	—	—	—
	2007	693,991	461,977	162,448	—	—	—
Jonathan S. Halkyard	2009	—	—	—	—	—	—
	2008	—	—	—	—	—	—
	2007	—	—	—	—	—	—
Thomas M. Jenkin	2009	—	—	—	—	—	—
	2008	—	—	—	—	—	—
	2007	—	—	—	28,967	—	—
John W. R. Payne	2009	—	—	—	—	—	—
	2008	—	—	—	—	—	—
	2007	—	—	—	—	—	—
Peter E. Murphy	2009	—	—	—	—	—	—
J. Carlos Tolosa	2009	—	229,558	31,222	—	—	—
	2008	—	501,240	—	—	—
	2007	—	248,196	—	—	—	—

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

The amounts allocated to Messrs. Loveman and Tolosa for personal and/or commuting aircraft usage is calculated based on the incremental cost to us of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other miscellaneous variable costs. Since our aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries, depreciation of the purchase costs of the Company-owned aircraft, fractional ownership commitment fees, and the cost of maintenance not specifically related to trips. For security reasons, Mr. Loveman is required to use Company aircraft for personal and commuter travel.

The amounts allocated to Mr. Loveman and Mr. Tolosa for company lodging while in Las Vegas and Atlantic City, respectively, and the associated taxes are based on their respective taxable earnings for such lodging.

The Company does not provide a fixed benefit pension plan for its executives but maintains a deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”), under which the executives may defer a portion of their compensation. The ESSP II is a variable investment plan that allows the executives to direct their investments by choosing among several investment alternatives.

Discussion of Summary Compensation Table

Each of our named executive officers has entered into employment and severance agreements (except Messrs. Loveman and Murphy, who do not have severance agreements) with the Company that relate to the benefits that the named executive officers receive upon termination. See “—Executive Compensation—Compensation Discussion & Analysis—Elements of Post Employment Compensation and Benefits—Employment Arrangements” for additional information.

Grants of Plan-Based Awards

The following table gives information regarding potential incentive compensation for 2009 to our executive officers named in the Summary Compensation Table. Non-Equity Incentive Plan Awards approved for 2009 are included in the “Non Equity Incentive Plan Compensation” column in the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Share Value on Grant Date ($/Sh)	Grant date fair value of option awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gary W. Loveman	n/a	2,400,000	3,000,000	3,400,000	—	—	—	—	—	—	—
Jonathan S. Halkyard	n/a	332,500	399,000	465,500	—	—	—	—	—	—	—
Thomas M. Jenkin	n/a	720,000	900,000	1,080,000	—	—	—	—	—	—	—
John W. R. Payne	n/a	555,000	693,750	832,500	—	—	—	—	—	—	—
Peter E. Murphy	n/a	135,577	169,471	203,365	—	—	—	—	—	—	—
	12/1/2009	—	—	—	—	—	—	104,330	51.79	51.79	1,857,595
J. Carlos Tolosa	n/a	645,000	806,250	967,500	—	—	—	—	—	—	—

(1)	Represents potential threshold, target and maximum incentive compensation for 2009. Amounts actually paid for 2009 are described in the “Non Equity Incentive Plan Compensation” column in the Summary Compensation Table.

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

On January 27, 2008, Mr. Loveman and the Company entered into a stock option rollover agreement that provides for the conversion of options to purchase shares of the Company prior to the Acquisition into options to purchase shares of the Company following the Acquisition with such conversion preserving the intrinsic “spread value” of the converted option. The rollover option is immediately exercisable with respect to 133,133 shares of non-voting common stock of the Company at an exercise price of $25.00 per share. The rollover options expire on June 17, 2012.

Outstanding Equity Awards at Fiscal Year-End

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan. Grants to each of our named executive officers under this plan are listed below. See “—Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation-Equity Awards” for more information.

	Options
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Vested Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Options Expiration Date
Gary W. Loveman	133,133	—	—	25.00	6/17/2012
	—	93,345	373,384	100.00	2/27/2018
	—	—	549,224	100.00	2/27/2018
Jonathan S. Halkyard	—	10,229	40,918	100.00	2/27/2018
	—	—	30,688	100.00	2/27/2018
Thomas M. Jenkin	—	13,757	55,028	100.00	2/27/2018
	—	—	41,270	100.00	2/27/2018
John W. R. Payne	—	9,876	39,508	100.00	2/27/2018
	—	—	29,630	100.00	2/27/2018
Peter E. Murphy	—	—	65,206	51.79	12/1/2019
	—	—	39,124	51.79	12/1/2019
J. Carlos Tolosa (1)	—	14,815	14,815	100.00	2/27/2018
	—	—	17,778	100.00	2/27/2018

(1)	Mr. Tolosa’s grants under the Equity Plan were cancelled upon his retirement in January 2010

Option Exercises and Stock Vested

The following table gives certain information concerning stock option and stock award exercises and vesting during 2009.

Name	Option Awards Number of Shares Vesting (#)	Stock Awards Number of Shares Vesting (#)	Value Realized on Exercise ($)
Gary W. Loveman	93,345	—	—
Jonathan S. Halkyard	10,229	—	—
Thomas M. Jenkin	13,757	—	—
John W. R. Payne	9,876	—	—
Peter E. Murphy	—	—	—
J. Carlos Tolosa	14,815	—	—

For discussion of how equity grants are determined, see “—Executive Compensation—Compensation Discussion & Analysis—Elements of Compensation—Equity Awards.”

Nonqualified Deferred Compensation

Name	Executive Contributions in 2009 ($) (1)	Registrant Contributions in 2009 ($) (1)	Aggregate Earnings in 2009 ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance in 2009 ($) (2)
Gary W. Loveman	—	—	9,013	—	46,163
Jonathan S. Halkyard	48,458	1,229	103,601	—	567,018
Thomas M. Jenkin	—	—	496,174	—	4,406,839
John W. R. Payne	—	—	2,631	—	11,369
Peter E. Murphy	—	—	—	—	—
J. Carlos Tolosa	247,581	2,846	1,482	—	537,490

(1)	The following deferred compensation contribution and earnings amounts were reported in the 2009 Summary Compensation Table.

Name	Contributions in 2009 ($)	Above Market Earnings in 2009 ($)
Gary W. Loveman	—	—
Jonathan S. Halkyard	49,687	—
Thomas M. Jenkin	—	116,834
John W. R. Payne	—	—
Peter E. Murphy	—	—
J. Carlos Tolosa	250,427	—

All other earnings were at market rates from deferred compensation investments directed by the executives.

(2)	The following deferred compensation contribution and earnings amounts were reported in the Summary Compensation Table in previous years.

Name	Prior Year Contributions and Above Market Earnings Amounts ($)
Gary W. Loveman	12,484,249
Jonathan S. Halkyard	322,044
Thomas M. Jenkin	936,826
John W. R. Payne	801,986
Peter E. Murphy	—
J. Carlos Tolosa	739,985

Discussion of Nonqualified Deferred Compensation Table

The Company does not provide a fixed benefit pension plan for its executives but maintains deferred compensation plans (collectively, “DCP”) and an Executive Supplemental Savings Plan II (“ESSP II”). During 2009, certain key employees, including executive officers, could defer a portion of their salary and bonus into the ESSP II. The ESSP II is a variable investment plan that allows the executives to direct their investments by choosing among several investment alternatives. All the named executives, except for Messrs. Jenkin and Murphy, were participants in the ESSP II during 2009. The contributions of the executives and the Company into the ESSP II during 2009 are reflected in the above table. The earnings of the executives in 2009 on current and prior year deferrals are also reflected in the above table.

The ESSP II replaced our Executive Supplemental Savings Plan (“ESSP”) for future deferrals beginning on January 1, 2005. No deferrals were allowed after December 2004 into ESSP. The Company approved the ESSP II, which complies with the American Jobs Creation Act of 2004 and allowed deferrals starting in 2005. Mr. Halkyard maintains a balance in the ESSP and his earnings for 2009 are included in the above table.

Mr. Tolosa maintained, and Mr. Jenkin currently maintains, a balance in the Executive Deferred Compensation Plan (“EDCP”). Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (a) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and non-compete period. Additionally, if an executive is “separated from service” within 24 months of the Acquisition, the executive earns the retirement rate under the EDCP. Mr. Tolosa and Mr. Jenkin have met the requirements under the EDCP to earn the retirement rate. Deferrals into the EDCP were terminated in 2001. The Human Resources Committee approves the EDCP retirement rate (which cannot be lower than a specified formula rate) annually. In October 1995, the Human Resources Committee approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post-1995 deferrals continue to be approved each year by the Committee. The retirement rate on post-1995 deferrals during 2009 was the Plan’s minimum retirement rate of 9.37%. Mr. Jenkin’s earnings in 2009 under the EDCP are included in the above table. Mr. Tolosa received distribution of his balance in the EDCP during 2008.

The table below shows the investment funds available under the ESSP and the ESSP II and the annual rate of return for each fund for the year ended December 31, 2009:

Name of Fund	2009 Rate of Return
500 Index Trust B	26.36%
Aggressive Growth Lifecycle	31.15%
American Growth Trust	38.87%
American International Trust	42.58%
Brandes International Equity	25.28%
Conservative Lifecycle	21.40%
Equity-Income Trust	25.76%
Growth Lifecycle	29.07%
Inflation Managed	20.80%
International Equity Index Trust B	38.80%
Janus Risk-Managed Core	22.55%
Managed Bond	21.01%
Mid Cap Stock Trust	31.47%
Mid Value Trust	46.27%
Moderate Lifecycle	24.87%
Money Market Trust B	0.47%
Real Estate Securities Trust	30.26%
Small Cap Growth Trust	34.46%
Small Cap Value Trust	28.79%
Small Cap Index	26.70%

Pursuant to the terms of the DCP and ESSP II, any unvested amounts of the participants in the plans became fully vested upon the Acquisition.

Potential Payments Upon Termination or Change of Control

We have entered into employment and severance agreements (other than with Mr. Loveman and Mr. Murphy who only have employment agreements) with the named executive officers that require us to make payments and provide various benefits to the executives in the event of the executive’s termination or a change of control in the Company. The terms of the agreements are described above under “—Executive Compensation—Compensation Discussion and Analysis— Elements of Post-Employment Compensation and Benefits—Employment Arrangements.” The estimated value of the payments and benefits due to the executives pursuant to their agreements under various termination events are detailed below.

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2009.

For each of the named executive officers, we have assumed that their employment was terminated on December 31, 2009, and the market value of their unvested equity awards was $56.08, which was the fair market value of our stock (as determined by the HRC) as of December 31, 2009. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

Gary W. Loveman	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	10,000,000	—	15,000,000	4,000,000	—
Short Term Incentive	—	—	3,000,000	—	3,000,000	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	312,368	312,368	312,368	312,368	312,368	312,368	—
Life & Accident Insurance and Benefits (3)	—	—	21,908	—	21,908	21,908	6,000,000
Disability Insurance and Benefits (4)	—	—	—	—	—	80,000 per mo.	—
Accrued Vacation Pay	—	—	—	—	—	—	—
Financial Planning	—	—	50,000	—	50,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—
Totals	312,368	312,368	13,384,276	312,368	18,384,276	4,334,276 and 80,000 per mo.	6,000,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Jonathan S. Halkyard	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	997,500	—	2,676,772	997,500	—
Short Term Incentive	—	—	349,867	—	349,867	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	20,286	363,557	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	5,443	—	1,710,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	10,514	10,514	10,514	10,514	10,514	10,514	10,514
Financial Planning	—	—	7,500	—	7,500	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	10,514	10,514	1,365,381	10,514	3,070,382	1,371,571 and 30,000 per mo.	1,720,514

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Thomas M. Jenkin	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,800,000	—	7,041,432	1,800,000	—
Short Term Incentive	—	—	767,289	—	767,289	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	252,741	252,741	252,741	—	252,741	252,741	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	19,488	—	3,500,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	106,154	106,154	106,154	106,154	106,154	106,154	106,154
Financial Planning	—	—	15,000	—	15,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	358,895	358,895	2,941,184	106,154	8,202,104	2,158,895 and 30,000 per mo.	3,606,154

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated present value of the cost of coverage for disability insurance and the amount of proceeds payable to the executive in the event of the executive’s disability.

John W. R. Payne	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,387,500	—	3,961,771	1,387,500	—
Short Term Incentive	—	—	904,574	—	904,574	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	15,430	398,018	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	7,660	—	2,775,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	18,461	18,461	18,461	18,461	18,461	18,461	18,461
Financial Planning	—	—	15,000	—	15,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	18,461	18,461	2,325,535	18,461	4,922,896	1,803,979 and 30,000 per mo.	2,793,461

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated present value of the cost of coverage for disability insurance and the amount of proceeds payable to the executive in the event of the executive’s disability.

Peter E. Murphy	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,250,000	—	1,250,000	1,875,000	—
Short Term Incentive	—	—	169,471	—	169,471	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	8,183	—	8,183	12,275	—
Life & Accident Insurance and Benefits (3)	—	—	8,631	—	8,631	12,946	3,500,000
Disability Insurance and Benefits (4)	—	—	—	—	—	25,000 per mo.	—
Accrued Vacation Pay	—	—	—	—	—	—	—
Financial Planning	—	—	7,500	—	7,500	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	—	—	1,443,785	—	1,443,785	1,900,221 and 25,000 per mo.	3,500,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

J. Carlos Tolosa	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,612,500	—	5,327,290	1,612,500	—
Short Term Incentive	—	—	600,000	—	600,000	—	—
Long Term Incentives:
Unvested and Accelerated Restricted Stock	—	—	—	—	—	—	—
Unvested and Accelerated Stock Options and SARs	—	—	—	—	—	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	210,379	210,379	210,379	—	210,379	210,379	106,546
Life & Accident Insurance and Benefits (3)	—	—	—	—	38,313	—	3,225,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—
Accrued Vacation Pay	76,737	76,737	76,737	76,737	76,737	76,737	76,737
Financial Planning	—	—	15,000	—	15,000	—	—
Gross-Up Payment for Excise Taxes	—	—	—	—	—	—	—

Totals	287,116	287,116	2,514,616	76,737	6,267,719	1,899,616 and 30,000 per mo.	3,408,283

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

(5)	Mr. Tolosa left his position as President, Eastern Division in September 2009 and retired in January 2010.

Compensation of Directors

The following table sets forth the compensation provided by the Company to non-management directors during 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Benjamin	—	—	—	—	—
David Bonderman	—	—	—	—	—
Anthony Civale	—	—	—	—	—
Jonathan Coslet	—	—	—	—	—
Kelvin Davis	—	—	—	—	—
Jeanne P. Jackson (1)	29,167	—	—	—	29,167
Karl Peterson	—	—	—	—	—
Eric Press	—	—	—	—	—
Marc Rowan	—	—	—	—	—
Lynn C. Swann	75,000	—	—	—	75,000
Christopher J. Williams (2)	130,000	—	—	—	130,000

(1)	Ms. Jackson resigned from the Board effective April 15, 2009.

(2)	Mr. Williams also serves on the NJ/PA Audit Committee. For his services on the NJ/PA Audit Committee, Mr. Williams was paid an annual retainer of $30,000 in 2009.

Currently, only Messrs. Williams and Swann receive compensation for their services as a member of our Board of Directors. These directors received a one-time option grant on July 1, 2008, which vests ratably over five years from the date of election to our Board. Mr. Williams and Ms. Jackson received an option to purchase 2,822 shares of non-voting common stock and Mr. Swann received an option to purchase 2,117 shares. Ms. Jackson’s options terminated when she left the Board. In addition, each of these directors receives annual cash compensation paid monthly in arrears. Mr. Williams receives $100,000 annually and Mr. Swann receives $75,000 annually. Prior to leaving the Board, Ms. Jackson received $100,000 annually. The remaining directors do not receive compensation for their service as a member of our Board of Directors. All of our directors are reimbursed for any expenses incurred in connection with their service.

Human Resources Committee Interlocks and Insider Participation

The Committee is comprised of two members: Kelvin Davis and Marc Rowan. Neither of these individuals are current or former officers or employees of the Company or any of our subsidiaries. During 2009, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Human Resources Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

In February 2008, our Board of Directors approved the Harrah’s Entertainment, Inc. Management Equity Incentive Plan and granted options to purchase our non-voting common stock to certain of our officers and employees.

The table below sets forth information regarding our equity compensation plans as of December 31, 2009.

	(a)	(b)	(c)
Plan Category(3)	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(2)

Management Equity Incentive Plan	3,194,175	$91.53	672,793

(1)	The weighted average remaining contract life for the options set forth in this column is 8.0 years.

(2)	In February 2010, the Board approved an increase in the total number of securities in the Management Equity Incentive Plan to 4,632,933 from 3,733,835.

(3)	Subsequent to December 31, 2009, two warrants to acquire our equity securities were issued:

•

In connection with his retirement in January 2010, Mr. Tolosa was awarded a warrant to purchase 32,593 shares of non-voting common stock at an exercise price of $100 per share. 14,815 shares are vested; 8,889 vest if the 2X options vest and 8,889 shares vest if the 3X options vest under the Equity Plan. The warrant expires in January 2015.

•

In connection with a licensing agreement entered into in February 2010, Planet Hollywood Resorts International, LLC was issued a warrant to purchase non-voting common stock at an exercise price of $100 per share. The number of shares underlying the warrant is based on a $15 million investment at the time of the Acquisition. The exercise of the warrant and ultimate number of shares to be issued is subject to satisfaction of a variety of factors, including the financial performance of the Planet Hollywood Resort and Casino.

Ownership of Harrah’s Entertainment Common Stock

The following table lists the beneficial ownership of our common stock as of March 8, 2010, by Hamlet Holdings LLC, the Sponsors, all current directors, our six executive officers named in the Summary Compensation Table and all directors and executive officers as a group.

	Shares of Stock Beneficially Owned			Ownership Percentage
Name	Voting Common Stock	Non-Voting Common Stock(8)	Non-Voting Preferred Stock	Voting Common Stock	Non-Voting Common Stock	Non-Voting Preferred Stock
Apollo(1)(2)	—	31,387,726	15,352,275	—%	99%	99%
TPG(2)(3)(4)	—	31,387,726	15,352,275	—	99	99
Hamlet Holdings(5)	10	—	—	100	—	—
Jeffrey Benjamin(1)	—	—	—	—	—	—
David Bonderman(3)(4)	—	31,387,726	15,352,275	17	99	99
Anthony Civale(1)	—	—	—	—	—	—
Jonathan Coslet(6)	—	—	—	17	—	—
Kelvin Davis(7)	—	—	—	—	—	—
Jonathan S. Halkyard	—	21,775.41	5,647.54	—	*	*
Thomas M. Jenkin	—	28,715.53	7,316.47	—	*	*
Gary W. Loveman	—	327,208.76	49,269.14	—	*	*
Peter E. Murphy	—	—	—	—	*	*
John W. R. Payne	—	16,984.78	3,477.02	—	*	*
Karl Peterson(7)	—	—	—	—	—	—
Eric Press(1)	—	—	—	—	—	—
Marc Rowan(1)(5)	—	—	—	17	—	—
Lynn C. Swann	—	423.00	—	—	—	—
J. Carlos Tolosa	—	44,362.71	14,452.29	—	*	*
Christopher J. Williams	—	564.00	—	—	—	—

All directors and executive officers as a group(3)(4)(5)(9)	10	31,886,476	15,448,733	50	99	99

*	Indicates less than 1%

(1)	Includes all of the non-voting capital stock held by Apollo Hamlet Holdings, LLC and Apollo Hamlet Holdings B, LLC. Each of Apollo Hamlet Holdings, LLC and Apollo Hamlet Holdings B, LLC is an affiliate of, and is controlled by, affiliates of Apollo. Each of Messrs. Benjamin, Civale, Press and Rowan may be deemed to be a beneficial owner of these interests due to his status as an employee of or consultant to Apollo, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Messrs. Benjamin, Civale, Press and Rowan and Apollo is c/o Apollo Global Management, LLC, 9 West 57th Street, New York, New York 10019.

(2)	Includes all of the non-voting capital stock held by certain co-investors, the disposition of which will be jointly controlled by Apollo and TPG.

(3)	Includes all of the non-voting capital stock held by TPG Hamlet Holdings, LLC (“TPG Hamlet”), TPG Hamlet Holdings B, LLC (“TPG Hamlet B,” and together with TPG Hamlet, the “TPG Hamlet Entities”), Co-Invest Hamlet Holdings B, LLC (“Co-Invest B”) and Co-Invest Hamlet Holdings, Series LLC (“Co-Invest LLC” and together with “Co-Invest LLC”, the “Co-Invest Entities”) Collectively, the TPG Hamlet Entities and the Co-Invest Entities may be referred to as the “Sponsor Entities.”

(4)	David Bonderman is an officer, director and shareholder of TPG Advisors V, Inc., which is the general partner of TPG GenPar V, L.P., which in turn is the general partner of TPG V Hamlet AIV, L.P., which in turn is the managing member of TPG Hamlet as defined in (3) above. TPG GenPar V, L.P. is also the managing member of TPG Hamlet B as defined in (3) above and a managing member of each of the Co-Invest Entities. Mr. Bonderman is also a member of Hamlet Holdings LLC (“Hamlet Holdings”), which directly holds all of the Voting Common Stock of the Company. Collectively, the Sponsor Entities directly hold 31,387,726 shares of Non-Voting Common Stock and 15,352,275 shares of Non-Voting Perpetual Preferred Stock (together with the Non-Voting Common Stock, the “Non-Voting Securities” and the Non-Voting Securities, together with the Voting Common Stock, the “Securities”). Mr. Bonderman (a) may be deemed to be the beneficial owner of the Non-Voting Securities only to the extent of the greater of his direct or indirect interest in the profits or capital account of the holders of such Securities and (b) disclaims beneficial ownership in the Voting Common Stock. The address of Mr. Bonderman is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Forth Worth, Texas 76102.

(5)	The members of Hamlet Holdings are Leon Black, Joshua Harris, Marc Rowan, each of whom is affiliated with Apollo, and David Bonderman, James Coulter and Jonathan Coslet, each of whom is affiliated with TPG. Each member holds approximately 17% of the limited liability company interests of Hamlet Holdings.

(6)	Jonathan Coslet is a Senior Partner of TPG Capital, L.P. and a member of Hamlet Holdings as defined in (4) above. TPG Capital, L.P. is affiliated with the Sponsor Entities as defined in (4) above which directly hold the Non-Voting Securities as defined in (4) above. Hamlet Holdings directly holds the Voting Common Stock as defined in (4) above. Mr. Coslet disclaims beneficial ownership of the Securities as defined in (4) above. The address of Mr. Coslet is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Forth Worth, Texas 76102.

(7)	Kelvin Davis is a Senior Partner and Karl Peterson is a Partner of TPG Capital, L.P. and each are officers of Hamlet Holdings as defined in (4) above. TPG Capital, L.P. is an affiliate of the Sponsor Entities as defined in (4) above which directly hold the Non-Voting Securities as defined in (4) above and Hamlet Holdings directly holds the Voting Common Stock as defined in (4) above. Each of Messrs. Davis and Peterson disclaim beneficial ownership of the Securities as defined in (4) above. The address of Messrs. Davis and Peterson is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Forth Worth, Texas 76102.

(8)	Includes non-voting common shares that may be acquired within 60 days pursuant to outstanding stock options and warrants: Mr. Halkyard, 10,229 shares; Mr. Jenkin, 13,757 shares; Mr. Loveman, 226,478 shares; Mr. Payne, 9,876 shares; Mr. Swann, 423 shares; Mr. Tolosa, 14,815 shares; Mr. Williams, 564 shares; and 301,540 shares for all directors and executive officers as a group.

(9)	The address of each of our named executive officers is c/o Harrah’s Entertainment, Inc., One Caesars Palace Drive, Las Vegas, Nevada 89109.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Other than as noted above, there were no reportable relationships or transactions for 2009.

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

The following discussion reflects our relationships and related party transactions entered into in connection with the Acquisition and does not reflect relationships prior to that time.

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

Stockholders’ Agreement

In connection with the Acquisition, Hamlet Holdings, the Sponsors and certain of their affiliates, the co-investors and certain of their affiliates entered into a stockholders’ agreement with the Company. The stockholders’ agreement contains, among other things, the agreement among the stockholders to restrict their ability to transfer stock of the Company as well as rights of first refusal, tag-along rights, drag-along rights and piggyback rights. Pursuant to the stockholders’ agreement, certain of the stockholders have, subject to certain exceptions, preemptive rights on future offerings of equity securities by the Company. The stockholders’ agreement also provides the stockholders with certain rights with respect to the approval of certain matters and the designation of nominees to serve on the Board of Directors of the Company, as well as registration rights of securities of the Company that they own.

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

Management Investor Rights Agreement

In connection with the Acquisition, the Company entered into a Management Investor Rights Agreement with certain holders of securities of the Company, including certain members of management of the Company. The agreement governs certain aspects of the Company’s relationship with its management security holders. The agreement, among other things:

•

restricts the ability of management security holders to transfer shares of non-voting common stock or non-voting preferred stock of the Company, with certain exceptions, prior to a qualified public offering;

•

allows the Sponsors to require management security holders to participate in sale transactions in which the Sponsors sell more than 40% of their shares of non-voting common stock and non-voting preferred stock;

•	allows management security holders to participate in sale transactions in which the Sponsors sell shares of non-voting common stock and non-voting preferred stock, subject to certain exceptions;

•

allows management security holders to participate in registered offerings in which the Sponsors sell their shares of non-voting common stock and non-voting preferred stock, subject to certain limitations;

•

allows management security holders below the level of senior vice president to require Harrah’s Entertainment to repurchase shares of non-voting common stock and non-voting preferred stock in the event that a management security holder below the level of senior vice president experiences an economic hardship prior to an initial public offering, subject to annual limits on the company’s repurchase obligations;

•

allows management security holders to require the Company to repurchase shares of non-voting common stock and non-voting preferred stock upon termination of employment without cause or for good reason; and

•

allows the Company to repurchase, subject to applicable laws, all or any portion of the Company’s non-voting common stock and non-voting preferred stock held by management security holders upon the termination of their employment with the Company or its subsidiaries, in certain circumstances.

The agreement will terminate upon the earliest to occur of the dissolution of Hamlet Holdings or the occurrence of any event that reduces the number of security holders to one.

Services Agreement

Upon the completion of the Acquisition, the Sponsors and their affiliates entered into a services agreement with the Company relating to the provision of certain financial and strategic advisory services and consulting services. The Company paid the Sponsors a one time transaction fee of $200 million for structuring the Acquisition and will pay an annual fee for their management services and advice equal to the greater of $30 million and 1% of the Company’s earnings before interest, taxes, depreciation and amortization. Also, under the services agreement, the Sponsors will have the right to act, in return for additional fees based on a percentage of the gross transaction value, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide we need to engage someone to fill such a role. We will agree to indemnify the Sponsors and their affiliates and their directors, officers and representatives for losses relating to the services contemplated by the services agreement and the engagement of affiliates of the Sponsors pursuant to, and the performance by them of the services contemplated by, the services agreement.

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

Director Independence

As of March 9, 2010, our Board of Directors was comprised of Jeffrey Benjamin, David Bonderman, Anthony Civale, Jonathan Coslet, Kelvin Davis, Gary Loveman, Karl Peterson, Eric Press, Marc Rowan, Lynn C. Swann and Christopher J. Williams. Though not formally considered by our Board given that our securities are no longer registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was listed prior to the Acquisition, we do not believe that Messrs. Benjamin, Bonderman, Civale, Coslet, Davis, Loveman, Peterson, Press or Rowan would be considered independent because of their relationships with certain affiliates of the funds and other entities which hold 100% of our outstanding voting common stock, and other relationships with us.

ITEM 14.	Principal Accountant Fees and Services.

FEES PAID TO DELOITTE & TOUCHE LLP

The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2009 and 2008:

	2009	2008
	(in thousands)
Audit Fees (a)	$4,802	$6,559
Audit-Related Fees (b)	524	306
Tax Fees (c)	1,127	181
All Other Fees	—	—

Total	$6,453	$7,046

(a)	Audit Fees—Fees for audit services billed in 2009 and 2008 consisted of:

•	Audit of the Company’s annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company’s quarterly financial statements; and

•	Comfort letters, statutory and regulatory audits, consents and other services related to Securities and Exchange Commission (“SEC”) matters.

(b)	Audit-Related Fees—Fees for audit-related services billed in 2009 and 2008 consisted of:

•	Quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations;

•	Internal control reviews;

•	Employee benefit plan audits; and

•	Agreed-upon procedures engagements.

(c)	Tax Fees—Fees for tax services paid in 2009 and 2008 consisted of tax compliance and tax planning and advice:

•

Fees for tax compliance services totaled $220,000 and $20,000 in 2009 and 2008, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i. Federal, state and local income tax return assistance

ii. Requests for technical advice from taxing authorities

iii. Assistance with tax audits and appeals

•

Fees for tax planning and advice services totaled $907,000 and $161,000 in 2009 and 2008, respectively. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of:

i. Tax advice related to structuring certain proposed mergers, acquisitions and disposals

ii. Tax advice related to the alteration of employee benefit plans

iii. Tax advice related to an intra-group restructuring

		2009	2008
Memo:	Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.16:1	0.02:1

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

The services performed by Deloitte & Touche LLP in 2009 and 2008 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 26, 2003, meeting, and amended at its April 15, 2004, meeting. This policy describes the permitted audit, audit-related, tax and other services that Deloitte & Touche may perform. Any requests for audit services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax or other services also must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the Audit Committee. The Chairperson must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

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

No fees were approved under the de minimis provision in 2009 or 2008.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1. Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the Successor Year Ended December 31, 2009, the Successor period from January 28, 2008 through December 31, 2008, the Predecessor period from January 1, 2008 through January 27, 2008, and the Predecessor Year Ended December 31, 2007.

Consolidated Statements of Stockholders’ (Deficit)/Equity and Comprehensive (Loss)/Income for the Successor Year Ended December 31, 2009, the Successor period from January 28, 2008 through December 31, 2008, the Predecessor period from January 1, 2008 through January 27, 2008, and the Predecessor Year Ended December 31, 2007.

Consolidated Statements of Cash Flows for the Successor Year Ended December 31, 2009, the Successor period from January 28, 2008 through December 31, 2008, the Predecessor period from January 1, 2008 through January 27, 2008, and the Predecessor Year Ended December 31, 2007.

2.	Schedules for the Successor Year Ended December 31, 2009, the Successor period from January 28, 2008 through December 31, 2008, the Predecessor period from January 1, 2008 through January 27, 2008, and the Predecessor Year Ended December 31, 2007 are as follows:

Schedule II—Consolidated valuation and qualifying accounts.

Schedules I, III, IV, and V are not applicable and have therefore been omitted.

3.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

3.3	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.5	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

Exhibit Number	Exhibit Description

4.2	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.3	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.4	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.5	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.6	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

Exhibit Number	Exhibit Description

4.7	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.8	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.9	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.10	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.11	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.12	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.13	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.14	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.15	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.16	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

Exhibit Number	Exhibit Description

4.17	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.18	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.19	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.20	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.21	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.22	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.23	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.24	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.25	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.26	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.27	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

4.28	Registration Rights Agreement, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA), LLC, Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Sterns & Co., Inc., Goldman, Sachs & Co., Morgan Stanley & Co. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

Exhibit Number	Exhibit Description

4.29	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.30	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.31	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.32	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.33	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.34	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.35	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.36	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.37	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.38	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 17, 2009.)

4.39	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.40	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

Exhibit Number	Exhibit Description

4.41	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.42	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.43	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 29, 2009.)

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association , as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

Exhibit Number	Exhibit Description

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association , as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.14	Senior Unsecured Interim Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Operating Company, Inc., as Borrower, the Lenders party thereto from time to time, Citibank, N.A., as Administrative Agent, Deutsche Bank AG New York Branch, as Syndication Agent, Banc of America Bridge LLC, Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.15	Amendment and Waiver, dated as of March 26, 2009, to Senior Unsecured Interim Loan Agreement, dated as of January 28, 2008, by and among Harrah’s Operating Company, Inc., as Borrower, the Lenders party thereto from time to time, Citibank, N.A., as Administrative Agent, Deutsche Bank AG New York Branch, as Syndication Agent, Banc of America Bridge LLC, Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed March 31, 2009.)

10.16	Amended and Restated Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Paris Las Vegas Propco, LLC and Harrah’s Laughlin Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.17	Amended and Restated First Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Paris Las Vegas Mezz 1, LLC and Harrah’s Laughlin Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

10.18	Amended and Restated Second Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Paris Las Vegas Mezz 2, LLC and Harrah’s Laughlin Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.19	Amended and Restated Third Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Paris Las Vegas Mezz 3, LLC and Harrah’s Lauglin Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.20	Amended and Restated Fourth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Paris Las Vegas Mezz 4, LLC and Harrah’s Laughlin Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.21	Amended and Restated Fifth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Paris Las Vegas 5, LLC and Harrah’s Laughlin Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.22	Amended and Restated Sixth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Paris Las Vegas Mezz 6, LLC and Harrah’s Laughlin Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.23	Amended and Restated Seventh Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Paris Las Vegas Mezz 7, LLC and Harrah’s Laughlin Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.24	Amended and Restated Eighth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Paris Las Vegas Mezz 8, LLC and Harrah’s Laughlin Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.25	Amended and Restated Ninth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Paris Las Vegas Mezz 9, LLC and Harrah’s Laughlin Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.26	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2010.)

Exhibit Number	Exhibit Description

†10.27	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.28	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.29	Form of Employment Agreement between Harrah’s Operating Company, Inc. and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.30	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

*†10.31	Employment Agreement made as of October 14, 2009 between Harrah’s Operating Company, Inc. and Peter E. Murphy.

†10.32	Form of Severance Agreement entered into with Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne and J. Carlos Tolosa. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.33	Form of Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed October 6, 2008.)

†10.34	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.35	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.36	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

*†10.37	The 2009 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, dated December 31, 2009.

10.38	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.39	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.40	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.41	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.42	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.43	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.44	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

Exhibit Number	Exhibit Description

10.45	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.46	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.47	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.48	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.49	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.50	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.51	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.52	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.53	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.54	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended February 23, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed March 1, 2010.)

†10.55	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.56	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

†10.57	Stock Option Grant Agreement dated February 27, 2008 between J. Carlos Tolosa and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.58	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.59	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

*†10.60	Stock Option Grant Agreement dated December 1, 2009 between Peter E. Murphy and Harrah’s Entertainment, Inc.

*†10.61	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Gary W. Loveman, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne, and Peter E. Murphy.

*12	Computation of Ratios.

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*21	List of subsidiaries of Harrah’s Entertainment, Inc.

*23	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2010

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2010.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2010.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2010.

*99.1	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

*99.2	Description of Governmental Regulation.

*	Filed herewith

†	Management contract of compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

March 9, 2010	By:	/S/ GARY W. LOVEMAN
Gary W. Loveman
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BENJAMIN	Director	March 9, 2010
Jeffrey Benjamin

/s/ DAVID BONDERMAN	Director	March 9, 2010
David Bonderman

/s/ ANTHONY CIVALE	Director	March 9, 2010
Anthony Civale

/s/ JONATHAN COSLET	Director	March 9, 2010
Jonathan Coslet

/s/ KELVIN DAVIS	Director	March 9, 2010
Kelvin Davis

/s/ GARY W. LOVEMAN	Director, Chairman of the Board,	March 9, 2010
Gary W. Loveman	Chief Executive Officer and President

/s/ KARL PETERSON	Director	March 9, 2010
Karl Peterson

/s/ ERIC PRESS	Director	March 9, 2010
Eric Press

/s/ MARC ROWAN	Director	March 9, 2010
Marc Rowan

/s/ LYNN C. SWANN	Director	March 9, 2010
Lynn C. Swann

/s/ CHRISTOPHER J. WILLIAMS	Director	March 9, 2010
Christopher J. Williams

/s/ JONATHAN S. HALKYARD	Senior Vice President, Chief Financial	March 9, 2010
Jonathan S. Halkyard	Officer and Treasurer

/s/ DIANE E. WILFONG	Vice President, Controller and Chief	March 9, 2010
Diane E. Wilfong	Accounting Officer