Form 10-Q
period 2010-03-31
HARRAHS ENTERTAINMENT INC
filed 2010-05-10
CIK 858339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 6, 2010, the Registrant had 10 shares of voting Common Stock and 60,560,807 shares of non-voting Common Stock outstanding.

HARRAH’S ENTERTAINMENT, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements of Harrah’s Entertainment, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, operating results and cash flows.

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in millions, except share amounts)	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$946.7	$918.1
Receivables, less allowance for doubtful accounts of $200.3 and $207.1	327.1	323.5
Deferred income taxes	147.3	148.2
Prepayments and other	202.2	156.4
Inventories	50.1	52.7

Total current assets	1,673.4	1,598.9

Land, buildings, riverboats and equipment	19,676.2	19,206.0
Less: accumulated depreciation	(1,445.4)	(1,281.2)

	18,230.8	17,924.8
Assets held for sale	4.7	16.7
Goodwill	3,477.7	3,456.9
Intangible assets other than goodwill	4,912.2	4,951.3
Investments in and advances to non-consolidated affiliates	35.9	94.0
Deferred charges and other	929.2	936.6

	$29,263.9	$28,979.2

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$247.2	$260.8
Interest payable	385.3	195.6
Accrued expenses	1,107.8	1,074.8
Current portion of long-term debt	76.9	74.3

Total current liabilities	1,817.2	1,605.5
Long-term debt	19,252.7	18,868.8
Deferred credits and other	943.0	872.5
Deferred income taxes	5,717.7	5,856.9

	27,730.6	27,203.7

Commitments and contingencies
Preferred stock; $0.01 par value; 40,000,000 shares authorized, zero and 19,893,515 shares issued and outstanding (net of zero and 42,020 shares held in treasury) as of March 31, 2010 and December 31, 2009, respectively	—	2,642.5

Stockholders’ equity/(deficit)
Common stock, non-voting and voting; $0.01 par value; 80,000,020 shares authorized; 60,560,817 and 40,672,302 shares issued and outstanding (net of 132,927 and 85,907 shares held in treasury) as of March 31, 2010 and December 31, 2009, respectively	0.6	0.4
Additional paid-in capital	6,128.7	3,480.0
Accumulated deficit	(4,464.9)	(4,269.3)
Accumulated other comprehensive loss	(176.4)	(134.0)

Total Harrah’s Entertainment, Inc. Stockholders’ equity/(deficit)	1,488.0	(922.9)
Non-controlling interests	45.3	55.9

Total stockholders’ equity/(deficit)	1,533.3	(867.0)

	$29,263.9	$28,979.2

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31,
(in millions)	2010	2009
Revenues
Casino	$1,750.0	$1,812.2
Food and beverage	374.0	370.9
Rooms	268.4	274.7
Management fees	13.1	13.4
Other	131.0	139.5
Less: casino promotional allowances	(348.1)	(356.0)

Net revenues	2,188.4	2,254.7

Operating expenses
Direct
Casino	987.6	993.3
Food and beverage	144.6	143.8
Rooms	59.2	52.0
Property, general, administrative and other	503.3	504.3
Depreciation and amortization	169.7	172.4
Project opening costs	0.7	2.0
Write-downs, reserves and recoveries	12.5	27.4
Loss/(income) on interests in non-consolidated affiliates	0.6	(0.2)
Corporate expense	34.5	30.3
Acquisition and integration costs	7.2	0.2
Amortization of intangible assets	42.7	43.8

Total operating expenses	1,962.6	1,969.3

Income from operations	225.8	285.4
Interest expense, net of capitalized interest	(491.5)	(496.8)
(Losses)/gains on early extinguishments of debt	(47.4)	1.2
Other income, including interest income	14.6	8.5

Loss from continuing operations before income taxes	(298.5)	(201.7)
Income tax benefit	104.9	74.3

Loss from continuing operations, net of tax	(193.6)	(127.4)

Discontinued operations
Loss from discontinued operations	—	(0.1)
Provision for income taxes	—	—

Loss from discontinued operations, net of tax	—	(0.1)

Net loss	(193.6)	(127.5)
Less: net income attributable to non-controlling interests	(2.0)	(5.2)

Net loss attributable to Harrah’s Entertainment, Inc	$(195.6)	$(132.7)

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended March 31,
(in millions)	2010	2009
Cash flows provided by/(used in) operating activities
Net loss	$(193.6)	$(127.5)
Adjustments to reconcile net income/(loss) to cash flows provided by operating activities:
Loss from discontinued operations, before income taxes	—	0.1
Losses/(gains) on early extinguishments of debt	47.4	(1.2)
Depreciation and amortization	275.4	276.8
Non-cash write-downs, reserves and recoveries, net	(3.9)	7.8
Share-based compensation expense	6.7	4.1
Deferred income taxes	(127.9)	(28.2)
Gain on adjustment of investment	(7.1)	—
Net change in long-term accounts	86.3	11.2
Net change in working capital accounts	113.3	(180.9)
Other	(34.3)	15.8

Cash flows provided by/(used in) operating activities	162.3	(22.0)

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	(35.7)	(144.0)
Additional investment in subsidiaries	(18.8)	—
Payment made for partnership interest	(19.5)	—
Cash acquired in business acquisition	31.8	—
Proceeds from asset sales	12.5	34.2
Other	(3.9)	(3.9)

Cash flows used in investing activities	(33.6)	(113.7)

Cash flows provided by/(used in) financing activities
Borrowings under lending agreements	545.0	1,355.1
Debt issuance costs	(2.3)	(0.8)
Repayments under lending agreements	(472.0)	(85.0)
Cash paid in connection with early extinguishments of debt	—	(1.5)
Scheduled debt retirements	(159.5)	(23.2)
Non-controlling interests’ distributions, net of contributions	(1.4)	(2.0)
Other	(2.0)	2.1

Cash flows (used in)/provided by financing activities	(92.2)	1,244.7

Cash flows from discontinued operations
Cash flows from operating activities	—	(0.1)
Effect of deconsolidation of variable interest entities	(7.9)	—

Net increase in cash and cash equivalents	28.6	1,108.9
Cash and cash equivalents, beginning of period	918.1	650.5

Cash and cash equivalents, end of period	$946.7	$1,759.4

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

UNAUDITED

	Common Stock		Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive Income/(Loss)
(in millions)	Shares Outstanding	Amount
Balance at December 31, 2009	40.7	$0.4	$3,480.0	$(4,269.3)	$(134.0)	$55.9	$(867.0)
Net (loss)/income				(195.6)		2.0	(193.6)	(193.6)
Share-based compensation			6.7				6.7
Repurchase of treasury shares	*	*	(0.2)				(0.2)
Conversion of non-voting perpetual preferred stock to non-voting common stock	19.9	0.2	1,989.6				1,989.8
Cumulative preferred stock dividends			(64.6)				(64.6)
Cancellation of cumulative preferred stock dividends in connection with conversion of preferred stock to common stock			717.2				717.2
Pension adjustment, net of tax benefit of $0.0					0.2		0.2	0.2
Foreign currency translation adjustments, net of tax benefit of $0.3					(8.7)	(1.4)	(10.1)	(10.1)
Fair market value of swap agreements, net of tax benefit of $0.6					(18.6)		(18.6)	(18.6)
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax benefit of $9.9					(15.5)		(15.5)	(15.5)
Reclassification of loss on interest rate locks from other comprehensive loss to interest expense, net of tax provision of $0.1					0.2		0.2	0.2
Non-controlling distributions, net of contributions						(1.4)	(1.4)
Effect of deconsolidation of variable interest entities						(9.8)	(9.8)

March 31, 2010 Comprehensive Loss								$(237.4)

Balance at March 31, 2010	60.6	$0.6	$6,128.7	$(4,464.9)	$(176.4)	$45.3	$1,533.3

*	Amounts round to zero and do not change rounded totals.

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

MARCH 31, 2010

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of March 31, 2010, we owned, operated or managed 52 casinos, in seven countries, but primarily in the United States and England. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Canada, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, and one combination harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Harrah’s Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Acquisition.” Harrah’s Entertainment continued as the same legal entity after the Acquisition. As a result of the Acquisition, the issued and outstanding shares of non-voting common stock and non-voting preferred stock of Harrah’s Entertainment are owned by entities affiliated with Apollo, TPG, certain co-investors and members of management, and the issued and outstanding shares of voting common stock of Harrah’s Entertainment are owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo and TPG. As a result of the Acquisition, our stock is no longer publicly traded.

We have recast certain amounts for prior periods to conform to our 2010 presentation.

Note 2—Acquisition of Planet Hollywood

On February 19, 2010, Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, Inc., acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns and operates the Planet Hollywood Resort and Casino (“Planet Hollywood”) located in Las Vegas, Nevada. PHW Las Vegas is an unrestricted subsidiary of HOC and therefore not a borrower under HOC’s credit facilities.

In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of Harrah’s Operating cancelled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into an amended and restated loan agreement (the “Amended and Restated Loan Agreement”) as discussed in Note 5, Debt, below.

The Company purchased and paid approximately $67 million for its initial debt investment in certain predecessor entities of PHW Las Vegas during the second half of 2009. As a result of the cancellation of our debt investment in such predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investment to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Statement of Operations for the quarter ended March 31, 2010. Also, as a result of the acquisition, the Company acquired the net cash balance of PHW Las Vegas, resulting in a positive cash flow of $13.0 million during the quarter ended March 31, 2010.

Net revenues and income from continuing operations before income taxes (excluding transaction costs associated with the acquisition) of Planet Hollywood subsequent to the date of acquisition through March 31, 2010 of $26.3 million and $3.1 million, respectively, are included in consolidated results from operations for the quarter ended March 31, 2010. PHW Las Vegas does not meet the definition of “significant subsidiary” under regulations issued by the Securities and Exchange Commission and, as a result, pro forma information for periods prior to the acquisition of PHW Las Vegas is not provided.

Purchase Accounting

The Company accounted for the acquisition of PHW Las Vegas in accordance with ASC 805, “Business Combinations,” under which the purchase price of the acquisition has been allocated based upon preliminary estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. The preliminary purchase price allocation includes assets and liabilities of PHW Las Vegas as follows:

(In millions)	February 19, 2010
Assets
Current assets
Cash and cash equivalents	$31.8
Accounts receivable	14.6
Prepayments and other	5.8
Inventories	1.9

Total current assets	54.1
Land, buildings, riverboats and equipment	485.3
Goodwill	1.3
Intangible assets other than goodwill	5.8
Deferred charges and other	13.1

559.6

Liabilities
Current liabilities
Accounts payable	(1.9)
Interest payable	(1.1)
Accrued expenses	(26.2)
Current portion of long-term debt	(6.8)

Total current liabilities	(36.0)

Long-term debt, net of discount	(433.6)

Deferred credits and other	(15.7)

Net assets acquired	$74.3

The Company has not finalized its purchase price allocation. The most significant of the items not finalized is the determination of deferred tax balances associated with differences between the estimated fair values and the tax bases of assets acquired and liabilities assumed.

Note 3—Recently Issued Accounting Pronouncements

On July 1, 2009 the Financial Accounting Standards Board (“FASB”) launched the accounting standards codification (“ASC”); a structural overhaul to U.S. GAAP that changes from a standards-based model (with thousands of individual standards) to a topical based model. For final consensuses that have been ratified by the FASB, the ASC will be updated with an Accounting Standards Update (“ASU”) reference, which is assigned a number that corresponds to the year and that individual ASU’s place within the progression (e.g., 2010—1 will be the first ASU issued in 2010). ASUs will replace accounting changes that historically were issued as Statement of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN,”) FASB Staff Positions (“FSPs,”) or other types of FASB Standards.

The following are accounting standards adopted or issued during 2010 that could have an impact on our Company.

We adopted the provision of ASU No. 2010-09, “Subsequent Events”, on March 1, 2010. This update adds a definition of the term “SEC filer” to the ASC Master Glossary and removes the definition of “public entity” from the ASC 855 Glossary. Also, the update requires (1) SEC filers and (2) conduit debt obligors for conduit debt securities that are traded in a public market to “evaluate subsequent events through the date the financial statements are issued.” All other entities are required to “evaluate subsequent events through the date the financial statements are available to be issued.” In addition; the update exempts SEC filers from disclosing the date through which subsequent events have been evaluated. Because ASU No. 2010-09 applies only to financial statement disclosures, it did not have a material impact on our consolidated financial position, results of operations and cash flows.

We adopted the provision of ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements”, on February 1, 2010. This update adds new requirements for disclosure about transfers into and out of Level 1 and 2 measurements, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, “Compensation – Retirement Benefits,” to require that disclosures be provided by classes of assets instead of by major categories of assets. Because ASU No. 2010-06 applies only to financial statement disclosures, it did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued ASU 2009-17 (ASC Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which is effective as of January 1, 2010. The new standard amends existing consolidation guidance for variable interest entities and requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and either the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. As a result of the adoption of ASU 2009-17, we have two joint ventures which were consolidated within our financial statements for all periods prior to December 31, 2009, and are no longer consolidated beginning in January 2010. The deconsolidation of these two joint ventures resulted in a reduction of our cash balances of $7.9 million, shown as an operating outflow of cash in our statement of cash flows for the quarter ended March 31, 2010. Net revenues and operating income for the quarter ended March 31, 2009 for these two joint ventures were approximately $8.8 million and $0.5 million, respectively. As a result, we believe the adoption of ASU 2009-17 was not material to our financial statements.

Note 4—Goodwill and Other Intangible Assets

We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangible Assets – Goodwill and Other,” which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of indefinite-lived intangible assets and requires assessments for impairment of intangible assets that are not subject to amortization at least annually.

The following table sets forth changes in our goodwill and other intangible assets for the three months ended March 31, 2010:

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance at December 31, 2009	$1,391.0	$3,456.9	$3,560.3
Acquisition of PHW Las Vegas	5.8	1.3	—
Amortization Expense	(42.7)	—	—
Other	(1.0)	19.5	(1.2)

Balance at March 31, 2010	$1,353.1	$3,477.7	$3,559.1

During March 2010, the Company paid $19.5 million to a former owner of Chester Downs for resolution of the final contingency associated with the Company’s purchase of additional interest in this property. This payment was recorded as goodwill.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	March 31, 2010				December 31, 2009
(In millions)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	11.7	$1,456.8	$(272.4)	$1,184.4	$1,454.5	$(240.8)	$1,213.7
Contract rights	5.5	132.6	(73.7)	58.9	130.1	(66.5)	63.6
Patented technology	8.0	93.5	(25.3)	68.2	93.5	(22.4)	71.1
Gaming rights	16.4	42.8	(5.6)	37.2	42.8	(5.0)	37.8
Trademarks	5.0	7.8	(3.4)	4.4	7.8	(3.0)	4.8

		$1,733.5	$(380.4)	1,353.1	$1,728.7	$(337.7)	1,391.0

Non-amortizing intangible assets
Trademarks				1,936.6			1,937.0
Gaming rights				1,622.5			1,623.3

				3,559.1			3,560.3

Total intangible assets other than goodwill				$4,912.2			$4,951.3

The aggregate amortization of intangible assets for the quarter ended March 31, 2010 was $42.7 million. Estimated annual amortization expense for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is, $160.3 million, $155.8 million, $154.4 million, $152.1 million and $141.9 million, respectively. These amounts do not include amortization expense on the preliminary balances of amortizable intangible assets for PHW Las Vegas, pending finalization of the purchase price allocation. Such amounts are not expected to be material.

Note 5—Debt

The following table presents our debt as of March 31, 2010 and December 31, 2009:

Detail of Debt (dollars in millions)	Maturity	Rate(s) at Mar. 31, 2010	Face Value at Mar. 31, 2010	Book Value at Mar. 31, 2010	Book Value at Dec. 31, 2009
Credit Facilities and Secured Debt
Term Loans
Term Loans B1-B3	2015	3.25%-3.29%	$5,830.1	$5,830.1	$5,835.3
Term Loans B4	2016	9.5%	997.5	973.7	975.3
Revolving Credit Facility	2014	3.23%-3.25%	500.0	500.0	427.0
Senior Secured Notes	2017	11.25%	2,095.0	2,046.2	2,045.2
CMBS financing	2013	3.23%	5,551.2	5,551.2	5,551.2
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	1,975.7	1,959.1
Second-Priority Senior Secured Notes	2015	10.0%	214.8	152.3	150.7
Secured debt	2010	6.0%	25.0	25.0	25.0
Chester Downs term loan	2016	12.375%	221.4	209.1	217.2
PHW Las Vegas senior secured loan	2011	3.09%	554.3	410.6	—
Other, various maturities	Various	4.25%-6.0%	0.4	0.4	—
Subsidiary-guaranteed debt
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.5%	10.0	10.0	9.4
Unsecured Senior Debt
5.5%	2010	5.5%	191.6	189.0	186.9
8.0%	2011	8.0%	13.2	12.7	12.5
5.375%	2013	5.375%	125.2	97.0	95.5
7.0%	2013	7.0%	0.6	0.7	0.7
5.625%	2015	5.625%	451.8	323.8	319.5
6.5%	2016	6.5%	360.1	254.6	251.9
5.75%	2017	5.75%	237.9	152.9	151.3
Floating Rate Contingent Convertible Senior Notes	2024	0.5%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	—	—	142.5
8.125%	2011	8.125%	12.0	11.5	11.4
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	68.4	68.4	68.4
Other	Various	Various	18.1	18.1	18.1
Capitalized Lease Obligations
6.42%-9.8%	to 2020	6.42%-9.8%	37.8	37.8	10.2

Total debt			22,548.3	19,329.6	18,943.1
Current portion of long-term debt			(76.9)	(76.9)	(74.3)

Long-term debt			$22,471.4	$19,252.7	$18,868.8

Book values of debt as of March 31, 2010 are presented net of unamortized discounts of $3,218.8 million and unamortized premiums of $0.1 million. As of December 31, 2009, book values are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million.

At March 31, 2010, $191.6 million, face amount, of our 5.5% Senior Notes due July 1, 2010, and $25.0 million, face amount, of our 6.0% Secured Note due July 15, 2010, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company currently has both the intent and the ability to refinance these notes with proceeds from $750 million principal amount of 12.75% Senior Secured notes issued April 16, 2010, discussed further below. Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, and the special improvement district bonds.

On April 16, 2010, Harrah’s Operating Escrow LLC and Harrah’s Escrow Corporation (the “Escrow Issuers”), wholly-owned subsidiaries of HOC, completed the offering of $750.0 million aggregate principal amount of 12.75% second-priority senior secured notes due 2018. In connection with the issuance of the notes, on April 16, 2010, HOC delivered notices of redemption (each, a “Redemption Notice”, and collectively, the “Redemption Notices”) to the holders of HOC’s currently outstanding 5.50% Senior Notes due 2010 (the “5.50% Notes”), 8.0% Senior Notes due 2011 (the “8.0% Notes”) and 8.125% Senior Subordinated Notes due 2011 (the “8.125% Notes” and, collectively with the 5.50% Notes and the 8.0% Notes, the “2010/2011 Notes”). The Redemption Notices provide for HOC’s redemption on May 20, 2010 (the “Redemption Date”), pursuant to the terms of the indentures relating to the 2010/2011 Notes, of all $17.6 million of 8.125% Notes, $191.6 million of 5.50% Notes and $13.2 million of 8.0% Notes at a redemption price of (a) in the case of the 8.125% Notes, 100% of the principal amount of the 8.125% Notes to be redeemed plus the Make-Whole Premium (as defined in the indenture relating to the 8.125% Notes), and (b) in the case of each of the 5.50% Notes and the 8.0% Notes, an amount equal to the greater of (x) 100% of the principal amount of such notes to be redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of such Redemption Date) discounted to the Redemption Date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the applicable indenture), plus 25 basis points, as calculated by an Independent Investment Banker (as defined in the applicable indenture), plus, in the case of both (a) and (b), accrued and unpaid interest on the principal amount being redeemed to the Redemption Date.

Credit Agreement and Incremental Facility Amendment

In connection with the Acquisition, HOC entered into the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for certain real estate loans (the “CMBS Financing”) and certain of HOC’s subsidiaries that are unrestricted subsidiaries. In late 2009, HOC completed cash tender offers for certain of its outstanding debt, and in connection with these tender offers, HOC borrowed $1,000 million of new term loans under its Credit Facilities pursuant to an incremental amendment (the “Incremental Loans”).

As of March 31, 2010, our Credit Facilities provide for senior secured financing of up to $8,457.6 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $6,827.6 million with $5,830.1 million maturing on January 20, 2015 and $997.5 million maturing on October 31, 2016, and (ii) a senior secured revolving credit facility in an aggregate principal amount of $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $7,327.6 million face amount of borrowings were outstanding under the Credit Facilities as of March 31, 2010, with an additional $133.5 million committed to letters of credit. After consideration of these borrowings and letters of credit, $996.5 million of additional borrowing capacity was available to the Company under its revolving credit facility as of March 31, 2010.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of March 31, 2010, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan, 150 basis points over the alternate base rate for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of i) the then-current LIBOR rate or ii) 2.0%; in each case plus an applicable margin. At March 31, 2010, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of March 31, 2010, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our outstanding notes (secured and unsecured) have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding the $5,810 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would change interest expense for the twelve months following March 31, 2010 by approximately $66.4 million. At March 31, 2010, the three-month USD LIBOR rate was 0.268%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $17.8 million. At March 31, 2010, our variable-rate debt, excluding the aforementioned $5,810 million of variable-rate debt hedged against interest rate swap agreements, represents approximately 39.5% of our total debt, while our fixed-rate debt is approximately 60.5% of our total debt.

Collateral and Guarantors

HOC’s Credit Facilities are guaranteed by Harrah’s Entertainment, and are secured by a pledge of HOC’s capital stock and by substantially all of the existing and future property and assets of HOC and its material, wholly-owned domestic subsidiaries other than certain unrestricted subsidiaries, including a pledge of the capital stock of HOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Caesars Atlantic City	(Hotel only)	Harrah’s North Kansas City
Imperial Palace	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Council Bluffs
Bill’s Gamblin’ Hall & Saloon		Horseshoe Bossier City	Horseshoe Council Bluffs/ Bluffs Run
Harrah’s Tunica
Horseshoe Tunica
Tunica Roadhouse

Illinois/Indiana	Other Nevada
Horseshoe Southern Indiana	Harrah’s Reno
Harrah’s Metropolis	Harrah’s Lake Tahoe
Horseshoe Hammond	Harveys Lake Tahoe

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

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million first lien notes issued June 15, 2009 and the $720.0 million first lien notes issued on September 11, 2009 and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

Other Financing Transactions

Acquisition of Planet Hollywood

On February 19, 2010, HOC acquired 100% of the equity interests of PHW Las Vegas, which owns and operates the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of HOC cancelled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into the Amended and Restated Loan Agreement with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). The $554.3 million outstanding under the Amended and Restated Loan Agreement bears interest at a rate per annum equal to LIBOR plus 2.859% (the “Applicable Interest Rate”), is secured by the assets of PHW Las Vegas, and is non-recourse to other subsidiaries of the Company. PHW Las Vegas is an unrestricted subsidiary of HOC and therefore not a borrower under HOC’s credit facilities. A subsidiary of HOC manages the property for PHW Las Vegas for a fee. The maturity date for this loan is December 2011, with two extension options, which, if exercised, would extend maturity until April 2015.

Guaranty

In connection with PHW Las Vegas’ Amended and Restated Loan Agreement, Harrah’s Entertainment entered into a Guaranty Agreement (the “Guaranty”) for the benefit of Lender pursuant to which Harrah’s Entertainment guaranteed to Lender certain recourse liabilities of PHW Las Vegas. Harrah’s Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million provided that such recourse liabilities of PHW Las Vegas do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by Harrah’s Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Registrant, to the full extent of the actual benefit received by the Registrant. Pursuant to the Guaranty, Harrah’s Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.

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

Interest Payments

On each scheduled monthly payment date prior to the maturity date, PHW Las Vegas pays to Lender interest accruing at the Applicable Interest Rate.

Amendment to CMBS Financing

On March 5, 2010, we received the consent of the lenders under our CMBS financing to amend the terms of the CMBS Financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be cancelled. The amendment to the terms of the CMBS Loans will become effective upon execution of definitive documentation.

In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the amendment, we have agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $48 million for their loans previously sold, subject to the execution of definitive documentation for the amendment. This additional liability was recorded as a loss on early extinguishment of debt during the quarter ended March 31, 2010. In addition, we have agreed to purchase approximately $124 million of face value of CMBS Loans for $37 million, subject to the execution of definitive documentation for the amendment.

Derivative Instruments – Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2010 we have entered into 10 interest rate swap agreements for notional amounts totaling $6,500 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of March 31, 2010 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of March 31, 2010	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.249%	April 26, 2010	April 25, 2011
April 25, 2007	200	4.896%	0.249%	April 26, 2010	April 25, 2011
April 25, 2007	200	4.925%	0.249%	April 26, 2010	April 25, 2011
April 25, 2007	200	4.917%	0.249%	April 26, 2010	April 25, 2011
April 25, 2007	200	4.907%	0.249%	April 26, 2010	April 25, 2011
September 26, 2007	250	4.809%	0.249%	April 26, 2010	April 25, 2011
September 26, 2007	250	4.775%	0.249%	April 26, 2010	April 25, 2011
April 25, 2008	2,000	4.276%	0.249%	April 26, 2010	April 25, 2013
April 25, 2008	2,000	4.263%	0.249%	April 26, 2010	April 25, 2013
April 25, 2008	1,000	4.172%	0.249%	April 26, 2010	April 25, 2012

The variable rate on our interest rate swap agreements did not materially change as a result of the April 26, 2010 reset.

Until October 2009, our interest rate swap agreements were designated as cash flow hedging instruments for accounting purposes. During October 2009, we borrowed $1,000 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facility. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000 million swap agreement, freezing the amount of deferred losses recorded in Other Comprehensive Income associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Other Comprehensive Income into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. We will record $8.7 million as an increase to interest expense and other comprehensive income over the next 12 months related to deferred losses on the $1,000 million interest rate swap.

During the fourth quarter of 2009, we re-designated approximately $310 million of the $1,000 million swap as a cash flow hedging instrument. As a result, at March 31, 2010, $5,810 million of our total interest rate swap notional amount of $6,500 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap not designated as a hedging instrument will be recognized in Interest expense during the period in which the changes in value occur.

Derivative Instruments – Interest Rate Cap Agreements

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

On November 30, 2009, we purchased and extinguished approximately $948.8 million of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to the debt extinguishment. As a result of the extinguishment, in the fourth quarter 2009, we reclassified approximately $12.1 million of deferred losses out of accumulated other comprehensive income and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500 million interest rate cap, freezing the amount of deferred losses recorded in Other Comprehensive Income associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in Other Comprehensive Income into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. We will record $20.9 million as an increase to interest expense and other comprehensive income over the next 12 months related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in Interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the amended and restated loan agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5%, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas term loan, we have designated only $525 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

Derivative Instruments – Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps		$—		$—	Deferred Credits and Other	$(360.3)	Deferred Credits and Other	$(337.6)
Interest Rate Cap	Deferred Charges and Other	14.4	Deferred Charges and Other	56.8		—		—

Subtotal		14.4		56.8		(360.3)		(337.6)
Derivatives not designated as hedging instruments
Interest Rate Swaps		—		—	Deferred Credits and Other	(39.8)		(37.6)
Interest Rate Cap	Deferred Charges and Other	5.8	Deferred Charges and Other	—		—		—

Subtotal		5.8		—		(39.8)		(37.6)

Total Derivatives		$20.2		$56.8		$(400.1)		$(375.2)

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the quarters ended March 31, 2010 and 2009 for amounts transferred into or out of other comprehensive income:

	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging Relationships	Quarter Ended Mar. 31, 2010	Quarter Ended Mar. 31, 2009		Quarter Ended Mar. 31, 2010	Quarter Ended Mar. 31, 2009		Quarter Ended Mar. 31, 2010	Quarter Ended Mar. 31, 2009
Interest rate contracts	$45.2	$(72.4)	Interest Expense	$5.9	$0.2	Interest Expense	$10.6	$—

		Amount of (Gain) or Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Quarter Ended Mar. 31, 2010	Quarter Ended Mar. 31, 2009
Interest Rate Contracts	Interest Expense	$4.9	—

In addition to the impact on interest expense from amounts reclassified from other comprehensive income, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended March 31, 2010 and 2009 by approximately $66.4 million and $43.2 million, respectively.

Note 6—Stock-Based Employee Compensation

As of March 31, 2010, there was approximately $68.2 million of total unrecognized compensation cost related to stock option grants. In 2010, our share-based compensation expense consists primarily of time-based options and performance-based options that have been granted to management, other personnel and key service providers. The Company has recognized compensation expense associated with its stock-based employee compensation programs as follows:

	Quarter Ended March 31,
(In millions)	2010	2009
Amounts included in:
Corporate expense	$4.2	$2.6
Property G&A	2.5	1.5

Total Compensation Expense	6.7	$4.1

On February 23, 2010, the Human Resources Committee of the Board of Directors of the Company adopted an amendment to the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Plan”). The amendment provides for an increase in the available number shares of the Registrant’s non-voting common stock for which options may be granted to 4,566,919 shares.

The amendment also revised the vesting hurdles for performance-based options under the Plan. The performance options vest if the return on investment in the Company of TPG, Apollo, and their respective affiliates and co-investors (the “Majority Stockholders”) achieve a specified return. Previously, 50% of the performance-based options vested upon a 2x return and 50% vested upon a 3x return. The triggers have been revised to 1.5x and 2.5x, respectively. In addition, a pro-rata portion of the 2.5x options will vest if the Majority Stockholders achieve a return on their investment that is greater than 2.0x, but less than 2.5x. The pro rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5x options depending upon the level of returns that the Majority Stockholders realize between 2.0x and 2.5x.

The following is a summary of share-based option activity for the quarter ended March 31, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2009	3,194,175	$91.53	8.0
Options granted	1,260,117	56.08
Canceled	(10,477)

Outstanding at March 31, 2010	4,443,815	81.49	8.4

Exercisable at March 31, 2010	798,590	$86.52	6.8

The assumptions used to estimate fair value and the resulting estimated fair value of options granted during the quarter ended March 31, 2010 are as follows:

Quarter Ended March 31, 2010
Expected volatility	71.5%
Expected dividend yield	—
Expected term (in years)	6.62
Risk-free interest rate	2.35%
Weighted average fair value per share of options granted	$27.07

Note 7—Preferred and Common Stock

Preferred Stock

At March 31, 2010 and December 31, 2009, the authorized shares of preferred stock were 40,000,000, par value $0.01 per share, stated value $100.00 per share.

On January 28, 2008, our Board of Directors adopted a resolution authorizing the creation and issuance of a series of preferred stock known as the Non-Voting Perpetual Preferred Stock. The number of shares constituting such series was 20,000,000. Each share of non-voting preferred stock accrued dividends at a rate of 15.0% per annum, compounded quarterly, and such dividends were cumulative. As of December 31, 2009, dividends in arrears were $652.6 million.

In February 2010, the Board of Directors approved revisions to the Certificate of Designation for the non-voting perpetual preferred stock to eliminate dividends (including all existing accrued but unpaid dividends totaling $717.2 million at the revision approval date) and to specify that the conversion right of the non-voting perpetual preferred stock be at the original value of the Company’s non-voting common stock. In March 2010, Hamlet Holdings LLC (the holder of all of the Company’s voting common stock) and holders of a majority of our non-voting perpetual preferred stock approved the revisions to the Certificate of Designation. Also in March 2010, the holders of a majority of our non-voting perpetual preferred stock voted to convert all of the non-voting perpetual preferred stock to non-voting common stock.

As a result of the conversion of preferred stock into common stock, the Company has no shares of preferred stock outstanding as of March 31, 2010.

Common Stock

As of December 31, 2009, the authorized common stock of the Company totaled 80,000,020 shares, consisting of 20 shares of voting common stock, par value $0.01 per share and 80,000,000 shares of non-voting common stock, par value $0.01 per share.

As disclosed above, in March 2010, the holders of our voting common stock and of a majority of our non-voting preferred stock voted to convert all of the non-voting perpetual preferred stock to non-voting common stock. As a result of this conversion, the Company issued 19,935,534 additional shares of non-voting common stock.

The voting common stock has no economic rights or privileges, including rights in liquidation. The holders of voting common stock shall be entitled to one vote per share on all matters to be voted on by the stockholders of the Company.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of non-voting common stock will receive a pro rata distribution of any remaining assets after payment of or provision for liabilities and the liquidation preference on preferred stock, if any.

Note 8—Write-downs, Reserves and Recoveries

Write-downs, reserves and recoveries include various pretax charges to record long-lived tangible asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded non-routine reserves and other non-routine transactions. The components of write-downs, reserves and recoveries were as follows:

	Quarter Ended March 31,
(In millions)	2010	2009
Remediation costs	$16.1	$7.6
Efficiency projects	0.4	8.7
Impairment of long-lived tangible assets	—	8.1
Loss on divested or abandoned assets	—	0.7
Litigation reserves, awards and settlements	0.5	0.6
Other	(4.5)	1.7

Total Write-downs, reserves and recoveries	$12.5	$27.4

Remediation costs relate to room remediation projects at certain of our Las Vegas properties.

Efficiency program expenses in 2010 and 2009 represent costs incurred to identify and implement efficiency projects aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies. In 2009, the majority of the costs incurred related to the closing of the office in Memphis, Tennessee, which previously housed certain corporate functions.

We account for long-lived tangible assets to be held and used by evaluating their carrying value in relation to the operating performance and estimated future undiscounted cash flows generated by such assets, when indications of impairment are present. For the quarter ended March 31, 2009, we recorded impairment charges of $8.1 million, of which $6.9 million related to long-lived tangible assets at our Horseshoe Hammond property.

Other write-downs, reserves and recoveries for the quarter ended March 31, 2010 includes the release of a $4.8 million reserve for excise tax for which the statute of limitations has recently expired.

Note 9—Income Taxes

We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under ASC 740 “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company’s income tax provision/(benefit) and effective tax rate were as follows:

(In millions, except effective tax rate)	Quarter ended March 31,
	2010	2009
Loss from continuing operations before income tax	$(298.5)	$(201.7)
Benefit for income taxes	$(104.9)	$(74.3)
Effective tax rate	(35.1)%	(36.8)%
Benefit for income taxes at 35%	$(104.5)	$(70.6)
Difference between tax at effective vs. statutory rate	$(0.4)	$(3.7)

For the quarters ended March 31, 2010 and 2009, the differences between the Company’s recorded tax benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% were primarily attributable to: (1) state income taxes; (2) foreign income taxes; (3) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was less than more likely than not that the tax benefits would be realized; (4) adjustments for uncertain tax positions; and (5) other permanent book/tax differences.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. As a result of the expiration of the statute of limitations and closure of IRS audits, our 2004 and 2005 federal income tax years were closed during the year ended December 31, 2009. The IRS audit of our 2006 federal income tax year also concluded during the year ended December 31, 2009. We participated in the IRS’s Compliance Assurance Program (“CAP”) for the 2007 and 2008 tax years. The IRS audit of our 2007 federal income tax year concluded during the quarter ended March 31, 2010. Our 2008 federal income tax year is currently under post-CAP review by the IRS. We did not participate in the IRS’s CAP program for our 2009 income tax year and we are not participating in the CAP program for the 2010 income tax year.

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

We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. For the quarter ended March 31, 2010, we recorded an increase in gross unrecognized tax benefit (“UTB”) of $74.2 million as a result of tax positions taken during a prior year. The increase in gross UTB was related to cancellation of indebtedness income. None of the total amount of the increase in gross UTB during the quarter ended March 31, 2010, if recognized, would benefit the effective tax rate. There was no decrease in gross UTB during the quarter ended March 31, 2010, which, upon recognition, benefited the effective tax rate.

Note 10—Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures,” outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of March 31, 2010 and December 31, 2009.

(In millions)	Balance at March 31, 2010	Level 1	Level 2	Level 3
March 31, 2010:
Assets:
Cash equivalents	$281.1	$281.1	$—	$—
Investments	90.2	74.6	15.6	—
Derivative instruments	20.2	—	20.2	—
Liabilities:
Derivative instruments	(400.1)	—	(400.1)	—

(In millions)	Balance at December 31, 2009	Level 1	Level 2	Level 3
December 31, 2009:
Assets:
Cash equivalents	$132.7	$132.7	$—	$—
Investments	88.9	73.4	15.5	—
Derivative instruments	56.8	—	56.8	—
Liabilities:
Derivative instruments	(375.2)	—	(375.2)	—

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize Level 1 inputs to determine fair value.

Derivative instruments – The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in either Deferred charges and other, or Deferred credits and other, in our Consolidated Condensed Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 5, “Debt,” for more information on our derivative instruments.

Investments – Investments are primarily debt and equity securities, the majority of which are traded in active markets, have readily determined market values and use level 1 inputs. Those debt and equity securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. All of these investments are included in either Prepayments and other, or Deferred charges and other, in our Consolidated Balance Sheets.

Items to be Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of March 31, 2010, for debt with similar terms and maturities and market quotes of our publicly traded debt. As of March 31, 2010, the Company’s outstanding debt had a fair value of $19,382.5 million and a carrying value of $19,329.6 million. The Company’s interest rate swaps used for hedging purposes had fair values equal to their carrying values, in the aggregate a liability of $400.1 million, and our interest rate cap agreement had a fair value equal to its carrying value as an asset of $20.2 million at March 31, 2010. See additional discussion about derivatives in Note 5, Debt.

Note 11—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 57 months from March 31, 2010, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary and owner of Harrah’s New Orleans, of $60 million owed to the State of Louisiana. The guarantee currently expires on March 31, 2011.

In addition to the guarantees discussed above, we had total aggregate non-cancelable purchase obligations of $945.7 million as of March 31, 2010, including construction-related commitments.

The Supreme Court of Nevada decided in early 2008 that food purchased for subsequent use in the provision of complimentary and/or employee meals is exempt from use tax. Previously, such purchases were subject to use tax and the Company has claimed, but not recognized into earnings, a use tax refund totaling $32.2 million, plus interest, as a result of the 2008 decision. In early 2009, the Nevada Department of Taxation audited our refund claim, but has taken the position that those same purchases are now subject to sales tax; therefore, they subsequently issued a sales tax assessment totaling $27.4 million plus interest after application of our refund on use tax. While we have established certain reserves against possible loss on this matter, we believe that the Nevada Department of Taxation’s position has no merit and intend to litigate the issue.

Employment Agreements

We have an employment agreement with one executive that provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of March 31, 2010, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $15.8 million. The estimated amount that would be payable to the executive does not include the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax.

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

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC each answered, denying all allegations of wrongdoing. During the quarter ended June 30, 2009, both sides filed motions for summary judgment.

At the conclusion of oral argument on October 6, 2009, on cross motions for summary judgment, the Court stated that it was going to grant summary judgment to CBIC and HOC and that Baha Mar Development’s claims are dismissed. The Court entered its written decision on February 1, 2010. On February 18, 2010, Baha Mar Development filed an appeal. CBIC and HOC filed an appellate brief on April 21, 2010. Additionally, in January 2010 CBIC and HOC filed a motion to recover attorney’s fees and in March 2010 Baha Mar Development filed a motion for a stay of fee hearing pending appeal. On April 1, 2010, the state appeals court refused to grant Baha Mar Development’s motion for a stay of the fee hearing. The fee hearing was set for May 6, 2010.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer which closed on December 24, 2008 wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009 the defendants stipulated to the plaintiff’s request to dismiss the lawsuit, without prejudice, which the court entered on June 18, 2009. Plaintiff requested the court to award it attorneys’ fees. On March 31, 2010, the court denied plaintiff’s request for fees and plaintiff has filed a notice of appeal with the Third Circuit United States Courts of Appeals.

Other

In addition, the Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Note 13—Comprehensive Loss

The following activity affected Comprehensive Loss:

	For the quarter ended March 31,
(In millions)	2010	2009
Net loss	$(193.6)	$(127.5)
Pension adjustments	0.2	0.2
Reclassification of loss on derivative instruments from other comprehensive loss to net loss, net of tax	0.2	0.2
Foreign current translation adjustment, net of tax	(10.1)	(1.5)
Fair market value of swap agreements, net of tax	(18.6)	54.0
Fair market value of interest rate cap agreements on commercial mortgage-backed securities, net of tax	(15.5)	(6.9)

	$(237.4)	$(81.5)

Note 14—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of capitalized interest, per the Consolidated Statements of Operations, to cash paid for interest, net of amount capitalized:

(In millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
Interest expense, net of interest capitalized	$491.5	$496.8
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(181.8)	148.2
Amortization of deferred finance charges	(19.7)	(25.9)
Net amortization of discounts and premiums	(33.9)	(30.9)
Amortization of other comprehensive income	(6.5)	(0.4)
Rollover of Paid-in-Kind (“PIK”) interest into principal	(0.5)	(79.1)
Change in accrual (related to PIK interest)	—	(34.2)
Change in fair value of derivative instruments	(10.6)	—

Cash paid for interest, net of amount capitalized	$238.5	$474.5

Cash payments of income taxes, net	$7.4	$1.8

Note 15—Related Party Transactions

In connection with the Acquisition, Apollo, TPG and their affiliates entered into a services agreement with Harrah’s Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees for each of the quarters ended March 31, 2010 and 2009 were $7.3 million, which are included in Corporate expense in our Consolidated Statements of Operations. We also reimburse Apollo and TPG for expenses that they incur related to their management services.

Note 16—Subsequent Events

On April 5, 2010, as required under the amended and restated loan agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at LIBOR cap rate of 5%, and matures on December 9, 2011. Due to the prepayment requirements of the loan disclosed in Note 5, “Debt”, we have designated $525 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

On April 16, 2010, Harrah’s Operating Escrow LLC and Harrah’s Escrow Corporation (the “Escrow Issuers”), wholly-owned subsidiaries of HOC, completed the offering of $750.0 million aggregate principal amount of 12.75% second-priority senior secured notes due 2018.

In connection with the issuance of the notes, on April 16, 2010, HOC delivered notices of redemption (each, a “Redemption Notice”, and collectively, the “Redemption Notices”) to the holders of HOC’s currently outstanding 5.50% Senior Notes due 2010 (the “5.50% Notes”), 8.0% Senior Notes due 2011 (the “8.0% Notes”) and 8.125% Senior Subordinated Notes due 2011 (the “8.125% Notes” and, collectively with the 5.50% Notes and the 8.0% Notes, the “2010/2011 Notes”). The Redemption Notices provide for HOC’s redemption on May 20, 2010 (the “Redemption Date”), pursuant to the terms of the indentures relating to the 2010/2011 Notes, of all $17.6 million of 8.125% Notes, $191.6 million of 5.50% Notes and $13.2 million of 8.0% Notes at a redemption price of (a) in the case of the 8.125% Notes, 100% of the principal amount of the 8.125% Notes to be redeemed plus the Make-Whole Premium (as defined in the indenture relating to the 8.125% Notes), and (b) in the case of each of the 5.50% Notes and the 8.0% Notes, an amount equal to the greater of (x) 100% of the principal amount of such notes to be redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of such Redemption Date) discounted to the Redemption Date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the applicable indenture), plus 25 basis points, as calculated by an Independent Investment Banker (as defined in the applicable indenture), plus, in the case of both (a) and (b), accrued and unpaid interest on the principal amount being redeemed to the Redemption Date.

Note 17—Consolidating Financial Information of Guarantors and Issuers

As of March 31, 2010, HOC is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which includes PHW Las Vegas and the CMBS properties, as of March 31, 2010, and December 31, 2009, and for the quarters ended March 31, 2010 and 2009.

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

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2010

UNAUDITED

(in millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$203.0	$77.7	$285.3	$380.7	$—	$946.7
Receivables, net of allowance for doubtful accounts	—	7.8	228.7	90.6	—	327.1
Deferred income taxes	—	60.0	68.3	19.0	—	147.3
Prepayments and other	—	12.7	113.6	75.9	—	202.2
Inventories	—	0.4	32.0	17.7	—	50.1
Intercompany receivables	0.2	505.3	259.1	252.5	(1,017.1)	—

Total current assets	203.2	663.9	987.0	836.4	(1,017.1)	1,673.4
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	236.7	10,772.3	7,221.8	—	18,230.8
Assets held for sale	—	—	4.7	—	—	4.7
Goodwill	—	—	1,738.1	1,739.6	—	3,477.7
Intangible assets other than goodwill	—	6.1	4,218.0	688.1	—	4,912.2
Investments in and advances to nonconsolidated affiliates	1,534.5	14,862.9	8.8	637.8	(17,008.1)	35.9
Deferred charges and other	—	399.5	255.0	274.7	—	929.2
Intercompany receivables	—	1,335.7	1,687.7	706.7	(3,730.1)	—

	$1,737.7	$17,504.8	$19,671.6	$12,105.1	$(21,755.3)	$29,263.9

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$0.1	$82.4	$98.8	$65.9	$—	$247.2
Interest payable	—	360.0	2.8	22.5	—	385.3
Accrued expenses	7.4	161.7	429.2	509.5	—	1,107.8
Current portion of long-term debt	—	30.0	6.2	40.7	—	76.9
Intercompany payables	3.2	48.6	426.4	538.9	(1,017.1)	—

Total current liabilities	10.7	682.7	963.4	1,177.5	(1,017.1)	1,817.2
Long-term debt	—	13,563.9	97.2	6,176.6	(585.0)	19,252.7
Deferred credits and other	—	716.0	131.9	95.1	—	943.0
Deferred income taxes	—	1,427.8	2,440.4	1,849.5	—	5,717.7
Intercompany notes	239.0	98.1	1,973.5	1,419.5	(3,730.1)	—

	249.7	16,488.5	5,606.4	10,718.2	(5,332.2)	27,730.6

Preferred stock	—	—	—	—	—	—

Harrah’s Entertainment, Inc. stockholders’ equity	1,488.0	1,016.3	14,065.2	1,341.6	(16,423.1)	1,488.0
Non-controlling interests	—	—	—	45.3	—	45.3

Total Stockholders’ equity	1,488.0	1,016.3	14,065.2	1,386.9	(16,423.1)	1,533.3

	$1,737.7	$17,504.8	$19,671.6	$12,105.1	$(21,755.3)	$29,263.9

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(in millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$122.7	$(15.6)	$445.2	$365.8	$—	$918.1
Receivables, net of allowance for doubtful accounts	—	10.2	237.5	75.8	—	323.5
Deferred income taxes	—	60.0	68.4	19.8	—	148.2
Prepayments and other	—	12.5	79.8	64.1	—	156.4
Inventories	—	0.6	33.5	18.6	—	52.7
Intercompany receivables	0.2	478.4	261.3	232.5	(972.4)	—

Total current assets	122.9	546.1	1,125.7	776.6	(972.4)	1,598.9
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	240.3	10,500.2	7,184.3	—	17,924.8
Assets held for sale	—	—	16.7	—	—	16.7
Goodwill	—	—	1,753.0	1,703.9	—	3,456.9
Intangible assets other than goodwill	—	6.3	4,230.2	714.8	—	4,951.3
Investments in and advances to nonconsolidated affiliates	1,846.1	15,056.8	70.2	627.3	(17,506.4)	94.0
Deferred charges and other	—	399.0	246.4	291.2	—	936.6
Intercompany receivables	—	1,348.7	1,687.8	706.9	(3,743.4)	—

	$1,969.0	$17,597.2	$19,630.2	$12,005.0	$(22,222.2)	$28,979.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$97.7	$104.6	$58.5	$—	$260.8
Interest payable	—	184.8	1.9	8.9	—	195.6
Accrued expenses	8.6	205.2	449.7	411.3	—	1,074.8
Current portion of long-term debt	—	30.0	6.3	38.0	—	74.3
Intercompany payables	1.8	34.1	412.0	524.5	(972.4)	—

Total current liabilities	10.4	551.8	974.5	1,041.2	(972.4)	1,605.5
Long-term debt	—	13,601.0	98.1	5,747.8	(578.1)	18,868.8
Deferred credits and other	—	642.9	147.8	81.8	—	872.5
Deferred income taxes	—	1,520.1	2,446.5	1,890.3	—	5,856.9
Intercompany notes	239.0	98.1	1,973.5	1,432.8	(3,743.4)	—

	249.4	16,413.9	5,640.4	10,193.9	(5,293.9)	27,203.7

Preferred stock	2,642.5	—	—	—	—	2,642.5

Harrah’s Entertainment, Inc. stockholders’ equity	(922.9)	1,183.3	13,989.8	1,755.2	(16,928.3)	(922.9)
Non-controlling interests	—	—	—	55.9	—	55.9

Total Stockholders’ equity	(922.9)	1,183.3	13,989.8	1,811.1	(16,928.3)	(867.0)

	$1,969.0	$17,597.2	$19,630.2	$12,005.0	$(22,222.2)	$28,979.2

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2010

UNAUDITED

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$14.9	$1,153.9	$581.2	$—	$1,750.0
Food and beverage	—	4.1	217.1	152.8	—	374.0
Rooms	—	3.7	144.5	120.2	—	268.4
Management fees	—	2.3	17.0	0.2	(6.4)	13.1
Other	—	13.9	83.3	71.5	(37.7)	131.0
Less: casino promotional allowances	—	(5.0)	(218.9)	(124.2)	—	(348.1)

Net revenues	—	33.9	1,396.9	801.7	(44.1)	2,188.4

Operating expenses
Direct
Casino	—	10.5	648.2	328.9	—	987.6
Food and beverage	—	2.1	77.0	65.5	—	144.6
Rooms	—	0.5	28.9	29.8	—	59.2
Property general, administrative and other	—	9.2	322.9	203.2	(32.0)	503.3
Depreciation and amortization	—	1.9	108.4	59.4	—	169.7
Project opening costs	—	—	0.7	—	—	0.7
Write-downs, reserves and recoveries	—	(4.1)	9.5	7.1	—	12.5
Losses/(income) on interests in non-consolidated affiliates	189.3	(119.4)	(8.3)	0.5	(61.5)	0.6
Corporate expense	7.5	21.4	5.6	12.1	(12.1)	34.5
Acquisition and integration costs	—	0.1	0.8	6.3	—	7.2
Amortization of intangible assets	—	0.2	27.0	15.5	—	42.7

Total operating expenses	196.8	(77.6)	1,220.7	728.3	(105.6)	1,962.6

(Loss)/income from operations	(196.8)	111.5	176.2	73.4	61.5	225.8
Interest expense, net of interest capitalized	(1.4)	(435.5)	(21.3)	(92.6)	59.3	(491.5)
Loss on early extinguishment of debt	—	—	—	(47.4)	—	(47.4)
Other income, including interest income	—	23.2	12.9	37.8	(59.3)	14.6

(Loss)/income from continuing operations before income taxes	(198.2)	(300.8)	167.8	(28.8)	61.5	(298.5)
Benefit/(provision) for income taxes	2.6	142.5	(61.1)	20.9	—	104.9

Net (loss)/income	(195.6)	(158.3)	106.7	(7.9)	61.5	(193.6)
Less: net income attributable to non-controlling interest	—	—	—	(2.0)	—	(2.0)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(195.6)	$(158.3)	$106.7	$(9.9)	$61.5	$(195.6)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$16.2	$1,202.4	$593.6	$—	$1,812.2
Food and beverage	—	4.0	210.5	156.4	—	370.9
Rooms	—	3.6	152.6	118.5	—	274.7
Management fees	—	1.6	25.0	—	(13.2)	13.4
Other	—	6.6	84.3	71.6	(23.0)	139.5
Less: casino promotional allowances	—	(4.9)	(224.7)	(126.4)	—	(356.0)

Net revenues	—	27.1	1,450.1	813.7	(36.2)	2,254.7

Operating expenses
Direct
Casino	—	11.3	653.6	328.4	—	993.3
Food and beverage	—	2.4	75.2	66.2	—	143.8
Rooms	—	0.4	26.0	25.6	—	52.0
Property general, administrative and other	—	7.1	341.4	187.4	(31.6)	504.3
Depreciation and amortization	—	2.7	120.3	49.4	—	172.4
Project opening costs	—	—	0.9	1.1	—	2.0
Write-downs, reserves and recoveries	—	0.6	16.5	10.1	0.2	27.4
Losses/(income) on interests in non-consolidated affiliates	128.3	(183.7)	(12.8)	1.1	66.9	(0.2)
Corporate expense	7.2	19.3	3.8	4.8	(4.8)	30.3
Acquisition and integration costs	—	0.2	—	—	—	0.2
Amortization of intangible assets	—	0.2	28.4	15.2	—	43.8

Total operating expenses	135.5	(139.5)	1,253.3	689.3	30.7	1,969.3

(Loss)/income from operations	(135.5)	166.6	196.8	124.4	(66.9)	285.4
Interest expense, net of interest capitalized	—	(431.3)	(38.2)	(99.1)	71.8	(496.8)
Gains on early extinguishments of debt	—	1.2	—	—	—	1.2
Other income, including interest income	0.2	26.1	28.2	25.8	(71.8)	8.5

(Loss)/income from continuing operations before income taxes	(135.3)	(237.4)	186.8	51.1	(66.9)	(201.7)
Benefit/(provision) for income taxes	2.5	144.5	(62.4)	(10.3)	—	74.3

(Loss)/income from continuing operations	(132.8)	(92.9)	124.4	40.8	(66.9)	(127.4)

Discontinued operations
Loss from discontinued operations	—	—	(0.1)	—	—	(0.1)
Benefit for income taxes	—	—	—	—	—	—

Loss from discontinued operations, net	—	—	(0.1)	—	—	(0.1)

Net (loss)/income	(132.8)	(92.9)	124.3	40.8	(66.9)	(127.5)
Net income attributable to non-controlling interests	—	—	—	(5.2)	—	(5.2)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(132.8)	$(92.9)	$124.3	$35.6	$(66.9)	$(132.7)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2010

UNAUDITED

(in millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$79.1	$203.4	$(181.6)	$61.4	$—	$162.3

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(0.9)	(22.5)	(12.3)	—	(35.7)
Additional investment in subsidiaries	—	(18.8)	—	—	—	(18.8)
Payment for partnership interest	—	—	—	(19.5)	—	(19.5)
Cash acquired in business acquisitions	—	—	—	31.8	—	31.8
Proceeds from other asset sales	—	—	12.5	—	—	12.5
Other	—	—	(2.8)	(1.1)	—	(3.9)

Cash flows used in investing activities	—	(19.7)	(12.8)	(1.1)	—	(33.6)

Cash flows provided by/(used in) financing activities
Borrowings under lending agreements	—	545.0	—	—	—	545.0
Debt issuance costs	—	(0.1)	—	(2.2)	—	(2.3)
Repayments under lending agreements	—	(472.0)	—	—	—	(472.0)
Scheduled debt retirement	—	(150.9)	—	(8.6)	—	(159.5)
Non-controlling interests’ distributions, net of contributions	—	—	—	(1.4)	—	(1.4)
Other	(0.2)	—	(1.0)	(0.8)	—	(2.0)
Transfers from/(to) affiliates	1.4	(12.4)	35.5	(24.5)	—	—

Cash flows provided by/(used in) financing activities	1.2	(90.4)	34.5	(37.5)	—	(92.2)
Effect of deconsolidation of variable interest entities	—	—	—	(7.9)	—	(7.9)

Net increase/(decrease) in cash and cash equivalents	80.3	93.3	(159.9)	14.9	—	28.6
Cash and cash equivalents, beginning of period	122.7	(15.6)	445.2	365.8	—	918.1

Cash and cash equivalents, end of period	$203.0	$77.7	$285.3	$380.7	$—	$946.7

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$38.0	$(538.3)	$294.9	$183.4	$—	$(22.0)

Cash flows from investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(1.4)	(126.0)	(16.6)	—	(144.0)
Proceeds from other asset sales	—	33.6	0.6	—	—	34.2
Other	—	—	(2.9)	(1.0)	—	(3.9)

Cash flows provided by/(used in) investing activities	—	32.2	(128.3)	(17.6)	—	(113.7)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,355.1	—	—	—	1,355.1
Debt issuance costs	—	(0.8)	—	—	—	(0.8)
Repayments under lending agreements	—	(85.0)	—	—	—	(85.0)
Cash paid in connection with early extinguishments of debt	—	(1.5)	—	—	—	(1.5)
Scheduled debt retirements	—	(23.2)	—	—	—	(23.2)
Non-controlling interests’ distributions, net of contributions	—	—	—	(2.0)	—	(2.0)
Other	—	3.3	(1.1)	(0.1)	—	2.1
Transfers from/(to) affiliates	209.6	167.4	(213.6)	(163.4)	—	—

Cash flows provided by/(used in) financing activities	209.6	1,415.3	(214.7)	(165.5)	—	1,244.7

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.1)	—	—	(0.1)

Cash flows used in discontinued operations	—	—	(0.1)	—	—	(0.1)

Net increase/(decrease) in cash and cash equivalents	247.6	909.2	(48.2)	0.3	—	1,108.9
Cash and cash equivalents, beginning of period	0.1	7.1	318.3	325.0	—	650.5

Cash and cash equivalents, end of period	$247.7	$916.3	$270.1	$325.3	$—	$1,759.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the quarters ended March 31, 2010 and 2009, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

REGIONAL AGGREGATION

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more meaningful information than would be possible on a consolidated basis, our properties (as of March 31, 2010, or as otherwise noted below) have been grouped as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester (2)	Harrah’s Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel & Casino
Bill’s Gamblin’ Hall & Saloon
Planet Hollywood Resort & Casino (1)

Illinois/Indiana	Other Nevada	Managed and International
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin (4)
Harrah’s Joliet (3)	Harrah’s Lake Tahoe	Harrah’s Cherokee (4)
Harrah’s Metropolis	Harvey’s Lake Tahoe	Harrah’s Rincon (4)
Horseshoe Hammond	Harrah’s Laughlin	Conrad Punta del Este (2)
Caesars Windsor (5)
London Clubs International (6)

(1)	Acquired on February 19, 2010.

(2)	We have approximately 95 percent ownership interest in this property.

(3)	We have an 80 percent ownership interest in and manage this property.

(4)	Managed, not owned.

(5)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.

(6)	As of March 31, 2010, we operate/manage 10 casino clubs in the provinces of the United Kingdom, 2 in Egypt and 1 in South Africa.

Included in income from operations for each grouping are project opening costs and write-downs, reserves and recoveries. Project opening costs include costs incurred in connection with expansion and renovation projects at various properties. Write-downs, reserves and recoveries include various pretax charges to record tangible asset impairments, contingent liability reserves, demolition costs, recoveries of previously recorded non-routine charges and other non-routine transactions.

Consolidated Operating Results

Quarter Results

(In millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percentage Increase/ (Decrease)
Casino revenues	$1,750.0	$1,812.2	(3.4)%
Net revenues	2,188.4	2,254.7	(2.9)%
Income from operations	225.8	285.4	(20.9)%
Income / (Loss) from continuing operations, net of tax	(193.6)	(127.4)	(52.0)%
Income / (Loss) attributable to Harrah’s Entertainment, Inc.	(195.6)	(132.7)	(47.4)%
Operating margin	10.3%	12.7%	(2.4	)pts

N/M = Not Meaningful

Revenues for the quarter ended March 31, 2010, declined primarily due to the continuing impact of the recession on customers’ discretionary spending and reduced aggregate demand, which continued to pressure average daily room rates. Income from operations declined as cost-savings initiatives were unable to offset the earnings impact of the revenue decline.

In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the CMBS Letter Agreement agreed to in March 2010 (discussed later within the capital resources section of this Management’s Discussion and Analysis), we have agreed to pay lenders selling these CMBS Loans during the fourth quarter 2009 an additional $48 million for their loans previously sold, subject to the execution of definitive documentation for the amendment. This additional liability was recorded as a loss on early extinguishment of debt during the quarter ended March 31, 2010.

Las Vegas Results

Quarter Results

(In millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percentage Increase/ (Decrease)
Casino revenues	$379.6	$369.5	2.7%
Net revenues	682.8	686.4	(0.5)%
Income from operations	105.9	123.8	(14.5)%
Operating margin	15.5%	18.0%	(2.5	)pts

N/M = Not Meaningful

On February 19, 2010, Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, Inc., acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns and operates the Planet Hollywood Resort and Casino (“Planet Hollywood”) located in Las Vegas, Nevada. Net revenues and income from continuing operations before income taxes (excluding transaction costs associated with the acquisition) of Planet Hollywood subsequent to the date of acquisition through March 31, 2010 of $26.3 million and $3.1 million, respectively, are included in consolidated results from operations for the quarter ended March 31, 2010.

For the quarter ended March 31, 2010, revenues declined slightly in the Las Vegas Region from the 2009 period due to increased room inventory in the market, weakness in the group travel business, lower spend per visitor and lower average daily room rates, despite hotel occupancy remaining strong at approximately 90%. Same-store sales revenue declines of 4.4 percent in the 2010 first quarter were largely offset by incremental revenues resulting from the acquisition of Planet Hollywood during the quarter. Income from operations in the quarter ended March 31, 2010 was lower than the comparable prior year quarter, driven primarily by the earnings impact of reduced revenues.

An expansion and renovation of Caesars Palace Las Vegas was completed in stages during 2009 on the Octavius Tower, a new hotel tower with 110,000 square feet of additional meeting and convention space, three 10,000-square-foot luxury villa suites and an expanded pool and garden area. We have deferred completion of approximately 660 rooms, including 75 luxury suites, in the hotel tower expansion as a result of current economic conditions impacting the Las Vegas tourism sector. The convention center and the remainder of the expansion project, other than the deferred rooms, was completed during 2009. The Company has incurred capital expenditures of approximately $646.7 million on this project through March 31, 2010, and does not expect to incur significant additional capital expenditures on this project until construction on the deferred rooms is resumed.

Atlantic City Results

Quarter Results

(In millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percentage Increase/ (Decrease)
Casino revenues	$424.8	$462.5	(8.2)%
Net revenues	457.5	483.9	(5.5)%
Income from operations	21.5	37.1	(42.0)%
Operating margin	4.7%	7.7%	(3.0	) pts

Revenues for the quarter ended March 31, 2010 were lower than in the comparable prior year quarter due to reduced visitation and spend per trip, plus unusually harsh winter storms. For the quarter ended March 31, 2010, cost savings initiatives were unable to offset increased marketing expenses and the earnings impact of reduced revenues, which contributed to the 2010 decline in income from operations.

Louisiana/Mississippi Results

Quarter Results

(In millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percentage Increase/ (Decrease)
Casino revenues	$282.5	$306.2	(7.7)%
Net revenues	307.0	334.5	(8.2)%
Income from operations	32.3	58.3	(44.6)%
Operating margin	10.5%	17.4%	(6.9	) pts

Revenues for the quarter ended March 31, 2010 from our properties in Louisiana and Mississippi were lower than the comparable prior year quarter driven by lower visitation and customer spend per trip. Income from operations was lower than in the 2009 first quarter as cost-savings initiatives were unable to offset increased marketing expenses and the earnings impact of reduced revenues.

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi. We have halted construction on this project, and will continue to review and refine the project in light of the current economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of March 31, 2010, $178.5 million had been spent on this project.

Iowa/Missouri Results

Quarter Results

(In millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percentage Increase/ (Decrease)
Casino revenues	$175.7	$181.4	(3.1)%
Net revenues	187.6	193.6	(3.1)%
Income from operations	47.5	47.8	(0.6)%
Operating margin	25.3%	24.7%	0.6	pts

Revenues for the quarter ended March 31, 2010 at our Iowa and Missouri properties were slightly lower compared to the same period last year due to new competition in the market and the continuing impact of the weak economy. Income from operations remained relatively consistent compared with the 2009 first quarter as cost savings initiatives across all properties within the region helped offset the earnings impact of the revenue decline.

Illinois/Indiana Results

Quarter Results

(In millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percentage Increase/ (Decrease)
Casino revenues	$297.9	$305.4	(2.5)%
Net revenues	297.0	303.3	(2.1)%
Income from operations	38.9	36.4	6.9%
Operating margin	13.1%	12.0%	1.1	pts

Revenues declined slightly in the quarter ended March 31, 2010 due to the continuing impact of the weak economy. Included in income from operations for the prior year is the write-down of assets of $6.9 million at the Company’s Horseshoe Hammond property. Prior to the consideration of this charge, income from operations in first quarter 2010 declined when compared to 2009 as cost savings initiatives were insufficient to offset the earnings impact of the revenue decline.

Other Nevada Results

Quarter Results

(In millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percentage Increase/ (Decrease)
Casino revenues	$86.7	$89.8	(3.5)%
Net revenues	109.9	114.6	(4.1)%
Income from operations	7.1	7.6	(6.6)%
Operating margin	6.5%	6.6%	(0.1	)pts

For the quarter ended March 31, 2010, revenues from our Nevada properties outside of Las Vegas were lower than in the 2009 period due to lower guest visitation and customer spend per trip. In the first quarter 2010, the impact of lower revenues on income from operations was partially offset by cost savings initiatives.

Managed and International

Quarter Results

(In millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percentage Increase/ (Decrease)
Revenues
Managed	$12.5	$13.4	(6.7)%
International	117.7	110.6	6.4%

Total revenues	$130.2	$124.0	5.0%

Income from operations
Managed	$4.0	$3.3	21.2%
International	11.4	8.8	29.5%

Total income from operations	$15.4	$12.1	27.3%

N/M = Not Meaningful

Managed and international include income from our managed properties and results of our international properties. Revenues from our Managed and International properties rose in the 2010 first quarter due to increased customer spend per trip at our Uruguay property and favorable foreign exchange impact in the London Clubs businesses. Income from operations increased in the 2010 first quarter compared to 2009 as a result of the earnings impact of increased revenues.

Other Factors Affecting Net Income

Quarter Results

(In millions) Expense/(income)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percentage Increase/ (Decrease)
Corporate expense	$34.5	$30.3	13.9%
Write-downs, reserves and recoveries	12.5	27.4	(54.4)%
Acquisition and integration costs	7.2	0.2	N/M
Amortization of intangible assets	42.7	43.8	(2.5)%
Interest expense, net	491.5	496.8	(1.1)%
Loss/(gain) on early extinguishments of debt	47.4	(1.2)	N/M
Other income	(14.6)	(8.5)	71.8%
Benefit for income taxes	(104.9)	(74.3)	41.2%
Income attributable to non-controlling interests	2.0	5.2	(61.5)%

N/M = Not Meaningful

Corporate expense increased in the quarter ended March 31, 2010 from the same period in 2009 due primarily to increased marketing expenditures, partially offset by the continued realization of cost savings initiatives.

Write-downs, reserves and recoveries include various pretax charges to record certain long-lived tangible asset impairments, contingent liability reserves, demolition costs, recoveries of previously recorded non-routine reserves and other non-routine transactions. Given the nature of the transactions included within write-downs, reserves and recoveries, these amounts are not expected to be comparable from year-to-year, nor are the amounts expected to follow any particular trend from year-to-year. For the quarter ended March 31, 2010, total write-downs, reserves and recoveries were $12.5 million, a reduction of $14.9 million when compared with amounts recorded during the same quarter of the prior year. Amounts incurred during the quarter ended March 31, 2010 for remediation costs were $16.1 million, and increased by $8.5 million when compared to the first quarter of 2009. Partially offsetting these charges in 2010 was the release of a $4.8 million reserve for excise tax for which the statute of limitations has recently expired.

Acquisition and integration costs in 2010 include costs in connection with our acquisition of PHW Las Vegas.

Amortization of intangible assets was slightly lower in the quarter ended March 31, 2010 when compared to the same period in 2009 due to lower intangible asset balances as a result of certain contract rights being fully amortized during 2009.

Interest expense declined by $5.3 million in the quarter ended March 31, 2010 compared to the same period in 2009 due primarily to lower debt levels resulting from debt exchanges that occurred in April 2009 and from repurchases of debt in open-market transactions that occurred primarily during the second half of 2009. The decrease was partially offset by changes in the variable rates received under our interest rate swap agreements. Interest expense for the quarter ended March 31, 2010, as a result of interest rate swap agreements and interest rate cap agreement, includes (i) $10.6 million of expense due to measured ineffectiveness and amounts excluded from effectiveness testing; and (ii) $5.9 million of expense due to amortization of deferred losses frozen in Other Comprehensive Income (“OCI”).

In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the CMBS Letter Agreement agreed to in March 2010, we have agreed to pay lenders selling these CMBS Loans an additional $48 million for their loans previously sold, subject to the execution of definitive documentation for the amendment. This additional liability was recorded as a loss on early extinguishment of debt during the quarter ended March 31, 2010. The gain on early extinguishment of debt during the quarter ended March 31, 2009 represents discounts related to the purchase of certain of our debt in the open market.

As a result of the cancellation of our debt investment in certain predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investment to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Statement of Operations for the quarter ended March 31, 2010. In addition, other income for all periods presented included insurance policy proceeds related to the Company’s deferred compensation plan.

For the 2010 first quarter, we recorded a tax benefit of $104.9 million on pre-tax loss from continuing operations of $298.5 million (an effective tax rate of 35.1 percent), compared with a tax benefit of $74.3 million on a pre-tax loss from continuing operations of $201.7 million in the 2009 first quarter (an effective tax rate of 36.8 percent). The primary differences between the Company’s first-quarter 2010 recorded benefit and the benefit that would have resulted from applying the U.S. statutory tax rate of 35 percent to the Company’s pre-tax loss from continuing operations are the effects of state income tax benefits and other adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

In light of the severe economic downturn and adverse conditions in the travel and leisure industry generally, Harrah’s Entertainment has undertaken a comprehensive cost reduction effort to right-size expenses with business levels. Beginning in August 2008, the program includes organizational restructurings at our corporate and property operations, reduction of employee travel and entertainment expenses, rationalization of our corporate-wide marketing expenses, procurement savings, and headcount reductions at property operations and corporate offices. To date, Harrah’s Entertainment has identified $683.0 million in estimated cost savings from these initiatives, of which approximately $540.6 million had been realized in the trailing twelve month period ending March 31, 2010.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs, joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the quarter ended March 31, 2010, excluding costs related to the acquisition of Planet Hollywood, totaled approximately $35.7 million. Estimated total capital expenditures for 2010 are expected to be between $175 million and $250 million.

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

Our cash and cash equivalents totaled $946.7 million at March 31, 2010 compared to $918.1 million at December 31, 2009.

Capital Resources

A substantial portion of the financing of the Company is comprised of credit facility and notes financing obtained by HOC. This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure approximately $5,551.5 million of commercial mortgage-backed securities (“CMBS”). Information pertaining solely to the consolidated financial position and results of HOC and its subsidiaries can be found in Exhibit 99 of this Form 10-Q.

After consideration of the CMBS agreement discussed below, the majority of our debt is due in 2015 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

The following table presents our debt as of March 31, 2010 and December 31, 2009:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Mar. 31, 2010	Face Value at Mar. 31, 2010	Book Value at Mar. 31, 2010	Book Value at Dec. 31, 2009
Credit Facilities and Secured Debt
Term Loans
Term Loans B1-B3	2015	3.25%-3.29%	$5,830.1	$5,830.1	$5,835.3
Term Loans B4	2016	9.5%	997.5	973.7	975.3
Revolving Credit Facility	2014	3.23%-3.25%	500.0	500.0	427.0
Senior Secured Notes	2017	11.25%	2,095.0	2,046.2	2,045.2
CMBS financing	2013	3.23%	5,551.2	5,551.2	5,551.2
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	1,975.7	1,959.1
Second-Priority Senior Secured Notes	2015	10.0%	214.8	152.3	150.7
Secured debt	2010	6.0%	25.0	25.0	25.0
Chester Downs term loan	2016	12.375%	221.4	209.1	217.2
PHW Las Vegas senior secured loan	2011	3.09%	554.3	410.6	—
Other, various maturities	Various	4.25%-6.0%	0.4	0.4	—
Subsidiary-guaranteed debt
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.5%	10.0	10.0	9.4
Unsecured Senior Debt
5.5%	2010	5.5%	191.6	189.0	186.9
8.0%	2011	8.0%	13.2	12.7	12.5
5.375%	2013	5.375%	125.2	97.0	95.5
7.0%	2013	7.0%	0.6	0.7	0.7
5.625%	2015	5.625%	451.8	323.8	319.5
6.5%	2016	6.5%	360.1	254.6	251.9
5.75%	2017	5.75%	237.9	152.9	151.3
Floating Rate Contingent Convertible Senior Notes	2024	0.5%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	—	—	142.5
8.125%	2011	8.125%	12.0	11.5	11.4
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	68.4	68.4	68.4
Other	Various	Various	18.1	18.1	18.1
Capitalized Lease Obligations
6.42%-9.8%	to 2020	6.42%-9.8%	37.8	37.8	10.2

Total debt			22,548.3	19,329.6	18,943.1
Current portion of long-term debt			(76.9)	(76.9)	(74.3)

Long-term debt			$22,471.4	$19,252.7	$18,868.8

Book values of debt as of March 31, 2010 are presented net of unamortized discounts of $3,218.8 million and unamortized premiums of $0.1 million. As of December 31, 2009, book values are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million.

At March 31, 2010, $191.6 million, face amount, of our 5.5% Senior Notes due July 1, 2010, and $25.0 million, face amount, of our 6.0% Secured Note due July 15, 2010, are classified as long-term in our Consolidated Condensed Balance Sheet because the Company currently has both the intent and the ability to refinance these notes with proceeds from $750 million principal amount of 12.75% Senior Secured notes issued April 16, 2010, discussed further below. Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, and the special improvement district bonds.

On April 16, 2010, Harrah’s Operating Escrow LLC and Harrah’s Escrow Corporation (the “Escrow Issuers”), wholly-owned subsidiaries of HOC, completed the offering of $750.0 million aggregate principal amount of 12.75% second-priority senior secured notes due 2018. In connection with the issuance of the notes, on April 16, 2010, HOC delivered notices of redemption (each, a “Redemption Notice”, and collectively, the “Redemption Notices”) to the holders of HOC’s currently outstanding 5.50% Senior Notes due 2010 (the “5.50% Notes”), 8.0% Senior Notes due 2011 (the “8.0% Notes”) and 8.125% Senior Subordinated Notes due 2011 (the “8.125% Notes” and, collectively with the 5.50% Notes and the 8.0% Notes, the “2010/2011 Notes”). The Redemption Notices provide for HOC’s redemption on May 20, 2010 (the “Redemption Date”), pursuant to the terms of the indentures relating to the 2010/2011 Notes, of all $17.6 million of 8.125% Notes, $191.6 million of 5.50% Notes and $13.2 million of 8.0% Notes at a redemption price of (a) in the case of the 8.125% Notes, 100% of the principal amount of the 8.125% Notes to be redeemed plus the Make-Whole Premium (as defined in the indenture relating to the 8.125% Notes), and (b) in the case of each of the 5.50% Notes and the 8.0% Notes, an amount equal to the greater of (x) 100% of the principal amount of such notes to be redeemed and (y) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of such Redemption Date) discounted to the Redemption Date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the applicable indenture), plus 25 basis points, as calculated by an Independent Investment Banker (as defined in the applicable indenture), plus, in the case of both (a) and (b), accrued and unpaid interest on the principal amount being redeemed to the Redemption Date.

Credit Agreement and Incremental Facility Amendment

HOC is party to the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for certain real estate loans (the “CMBS Financing”) and certain of HOC’s subsidiaries that are unrestricted subsidiaries. In late 2009, HOC completed cash tender offers for certain of its outstanding debt, and in connection with these tender offers, HOC borrowed $1,000 million of new term loans under its Credit Facilities pursuant to an incremental amendment (the “Incremental Loans”).

As of March 31, 2010, our Credit Facilities provide for senior secured financing of up to $8,457.6 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $6,827.6 million with $5,830.1 million maturing on January 20, 2015 and $997.5 million maturing on October 31, 2016, and (ii) a senior secured revolving credit facility in an aggregate principal amount of $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $7,327.6 million face amount of borrowings were outstanding under the Credit Facilities as of March 31, 2010, with an additional $133.5 million committed to letters of credit. After consideration of these borrowings and letters of credit, $996.5 million of additional borrowing capacity was available to the Company under its revolving credit facility as of March 31, 2010.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of March 31, 2010, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan, 150 basis points over the alternate base rate for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of i) the then-current LIBOR rate or ii) 2.0%; in each case plus an applicable margin. At March 31, 2010, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of March 31, 2010, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our outstanding notes (secured and unsecured) have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding the $5,810 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would change interest expense for the twelve months following March 31, 2010 by approximately $66.4 million. At March 31, 2010, the three-month USD LIBOR rate was 0.268%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $17.8 million. At March 31, 2010, our variable-rate debt, excluding the aforementioned $5,810 million of variable-rate debt hedged against interest rate swap agreements, represents approximately 39.5% of our total debt, while our fixed-rate debt is approximately 60.5% of our total debt.

Collateral and Guarantors

HOC’s Credit Facilities are guaranteed by Harrah’s Entertainment, and are secured by a pledge of HOC’s capital stock and by substantially all of the existing and future property and assets of HOC and its material, wholly-owned domestic subsidiaries other than certain unrestricted subsidiaries, including a pledge of the capital stock of HOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

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

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio, as defined in the agreements (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million first lien notes issued June 15, 2009 and the $720.0 million first lien notes issued on September 11, 2009 and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

Other Financing Transactions

Acquisition of Planet Hollywood

On February 19, 2010, HOC acquired 100% of the equity interests of PHW Las Vegas, which owns and operates the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of HOC cancelled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into the Amended and Restated Loan Agreement with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). The $554.3 million outstanding under the Amended and Restated Loan Agreement bears interest at a rate per annum equal to LIBOR plus 2.859% (the “Applicable Interest Rate”), is secured by the assets of PHW Las Vegas, and is non-recourse to other subsidiaries of the Company. PHW Las Vegas is an unrestricted subsidiary of HOC and therefore not a borrower under HOC’s credit facilities. A subsidiary of HOC manages the property for PHW Las Vegas for a fee. The maturity date for this loan is December 2011, with two extension options, which, if exercised, would extend maturity until April 2015.

Guaranty

In connection with PHW Las Vegas’ Amended and Restated Loan Agreement, Harrah’s Entertainment entered into a Guaranty Agreement (the “Guaranty”) for the benefit of Lender pursuant to which Harrah’s Entertainment guaranteed to Lender certain recourse liabilities of PHW Las Vegas. Harrah’s Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million provided that such recourse liabilities of PHW Las Vegas do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by Harrah’s Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Registrant, to the full extent of the actual benefit received by the Registrant. Pursuant to the Guaranty, Harrah’s Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.

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

Amortization

On each scheduled monthly payment date prior to the maturity date, PHW Las Vegas pays to Lender interest accruing at the Applicable Interest Rate.

Amendment to CMBS Financing

On March 5, 2010, we received the consent of the lenders under our CMBS financing to amend the terms of the CMBS Financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be cancelled. The amendment to the terms of the CMBS Loans will become effective upon execution of definitive documentation.

In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the amendment, we have agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $48 million for their loans previously sold, subject to the execution of definitive documentation for the amendment. This additional liability was recorded as a loss on early extinguishment of debt during the quarter ended March 31, 2010. In addition, we have agreed to purchase approximately $124 million of face value of CMBS Loans for $37 million, subject to the execution of definitive documentation for the amendment.

Derivative Instruments — Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2010 we have entered into 10 interest rate swap agreements for notional amounts totaling $6,500 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of March 31, 2010 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Mar. 31, 2010	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.249%	April 26, 2010	April 25, 2011
April 25, 2007	200	4.896%	0.249%	April 26, 2010	April 25, 2011
April 25, 2007	200	4.925%	0.249%	April 26, 2010	April 25, 2011
April 25, 2007	200	4.917%	0.249%	April 26, 2010	April 25, 2011
April 25, 2007	200	4.907%	0.249%	April 26, 2010	April 25, 2011
September 26, 2007	250	4.809%	0.249%	April 26, 2010	April 25, 2011
September 26, 2007	250	4.775%	0.249%	April 26, 2010	April 25, 2011
April 25, 2008	2,000	4.276%	0.249%	April 26, 2010	April 25, 2013
April 25, 2008	2,000	4.263%	0.249%	April 26, 2010	April 25, 2013
April 25, 2008	1,000	4.172%	0.249%	April 26, 2010	April 25, 2012

The variable rate on our interest rate swap agreements did not materially change as a result of the April 26, 2010 reset.

Until October 2009, our interest rate swap agreements were designated as cash flow hedging instruments for accounting purposes. During October 2009, we borrowed $1,000 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facility. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000 million swap agreement, freezing the amount of deferred losses recorded in Other Comprehensive Income associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Other Comprehensive Income into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. We will record $8.7 million as an increase to interest expense and other comprehensive income over the next 12 months related to deferred losses on the $1,000 million interest rate swap.

During the fourth quarter of 2009, we re-designated approximately $310 million of the $1,000 million swap as a cash flow hedging instrument. As a result, at March 31, 2010, $5,810 million of our total interest rate swap notional amount of $6,500 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap not designated as a hedging instrument will be recognized in Interest expense during the period in which the changes in value occur.

Derivative Instruments — Interest Rate Cap Agreements

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

On November 30, 2009, we purchased and extinguished approximately $948.8 million of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to the debt extinguishment. As a result of the extinguishment, in the fourth quarter 2009, we reclassified approximately $12.1 million of deferred losses out of accumulated other comprehensive income and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500 million interest rate cap, freezing the amount of deferred losses recorded in Other Comprehensive Income associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in Other Comprehensive Income into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. We will record $20.9 million as an increase to interest expense and other comprehensive income over the next 12 months related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the amended and restated loan agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5%, and matures on December 9, 2011. Due to the prepayment requirements of the loan disclosed in Note 5, “Debt”, we have designated $525 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

Derivative Instruments — Impact on Financial Statements

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the quarters ended March 31, 2010 and 2009 for amounts transferred into or out of other comprehensive income:

	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging Relationships	Quarter Ended Mar. 31, 2010	Quarter Ended Mar. 31, 2009		Quarter Ended Mar. 31, 2010	Quarter Ended Mar. 31, 2009		Quarter Ended Mar. 31, 2010	Quarter Ended Mar. 31, 2009
Interest rate contracts	$45.2	$(72.4)	Interest Expense	$5.9	$0.2	Interest Expense	$10.6	$—

		Amount of (Gain) or Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Quarter Ended Mar. 31, 2010	Quarter Ended Mar. 31, 2009
Interest Rate Contracts	Interest Expense	$4.9	—

In addition to the impact on interest expense from amounts reclassified from other comprehensive income, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended March 31, 2010 and 2009 by approximately $66.4 million and $43.2 million, respectively.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize, as of March 31, 2010, total material additions to or changes in our contractual obligations and other commitments through their respective maturity or ending dates, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations (a) (In millions)	Increase/ (Decrease)	Total
Face value of debt, including capital lease obligations	$496.4	$22,548.3
Estimated interest payments (b)	410.6	10,290.8
Operating lease obligations	135.3	1,969.7
Purchase order obligations	25.1	57.0
Guaranteed payments to State of Louisiana	(15.0)	59.8
Construction commitments	13.9	67.5
Community reinvestment	(27.1)	90.0
Entertainment obligations	(12.8)	100.2
Other contractual obligations	(11.7)	554.5

(a)

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 9, “Income Taxes,” to our Consolidated Condensed Financial Statements included in this quarterly report.)

(b)	Estimated interest for variable rate debt is based on rates at March 31, 2010. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Letters of credit	$(28.7)	$133.5
Minimum payments to tribes	(3.4)	27.3

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 57 months from March 31, 2010, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2009 Annual Report on Form 10-K. Significant changes to our accounting policies and any new accounting pronouncements are further discussed in Note 3, “Recently Issued Accounting Pronouncements”, to the consolidated financial statements included in Item I of this Form 10-Q.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of the substantial indebtedness;

•	the effect of local and national economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industry in particular;

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $19,329.6 million of total debt at March 31, 2010, $7,610.2 million, excluding $5,810.0 million of variable rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. To manage our interest rate risk, we have entered into interest rate swap agreements with respect to LIBOR borrowings for a notional amount of $6,500 million of this variable rate debt, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6,500 million at a LIBOR cap rate of 4.5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $66.4 million. At March 31, 2010, the 3-Month USD LIBOR rate was 0.268%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $17.8 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the first quarter of 2010. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2009, with material developments described below.

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

Baha Mar and Baha Mar Development Company Ltd. (“Baha Mar Development”) filed an Amended Answer and Counterclaims against CBIC and a Third Party Complaint dated June 18, 2008 against HOC in the Supreme Court of the State of New York. Baha Mar and Baha Mar Development allege that CBIC wrongfully terminated the Subscription Agreement and that CBIC wrongfully failed to make capital contributions under the Joint Venture Investors Agreement, by and between CBIC and Baha Mar, dated January 12, 2007. In addition, Baha Mar and Baha Mar Development allege that HOC wrongfully failed to perform its purported obligations under the Harrah’s Baha Mar Joint Venture Guaranty, dated January 12, 2007. Baha Mar and Baha Mar Development assert claims for breach of contract, breach of fiduciary duty, promissory estoppel, equitable estoppel and negligent misrepresentation. Baha Mar and Baha Mar Development seek (i) declaratory relief; (ii) specific performance; (iii) the recovery of alleged monetary damages; (iv) the recovery of attorneys fees, costs, and expenses and (v) the dismissal with prejudice of CBIC’s Complaint. CBIC and HOC each answered, denying all allegations of wrongdoing. During the quarter ended June 30, 2009, both sides filed motions for summary judgment.

At the conclusion of oral argument on October 6, 2009, on cross motions for summary judgment, the Court stated that it was going to grant summary judgment to CBIC and HOC and that Baha Mar Development’s claims are dismissed. The Court entered its written decision on February 1, 2010. On February 18, 2010, Baha Mar Development filed an appeal. CBIC and HOC filed an appellate brief on April 21, 2010. Additionally, in January 2010 CBIC and HOC filed a motion to recover attorney’s fees and in March 2010 Baha Mar Development filed a motion for a stay of fee hearing pending appeal. On April 1, 2010, the state appeals court refused to grant Baha Mar Development’s motion for a stay of the fee hearing. The fee hearing was set for May 6, 2010.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer which closed on December 24, 2008 wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009 the defendants stipulated to the plaintiff’s request to dismiss the lawsuit, without prejudice, which the court entered on June 18, 2009. Plaintiff requested the court to award it attorneys’ fees. On March 31, 2010, the court denied plaintiff’s request for fees and plaintiff has filed a notice of appeal with the Third Circuit United States Courts of Appeals.

Other

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

3.3	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.5	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.4	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.5	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.6	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.7	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.8	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

Exhibit Number	Exhibit Description

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.15	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.16	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.18	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.19	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.20	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.21	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

Exhibit Number	Exhibit Description

4.22	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.23	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.24	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.25	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.26	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.27	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.28	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.29	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

4.30	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.31	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.32	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.33	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.34	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Exhibit Description

4.35	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.36	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.37	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.38	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.39	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 17, 2009.)

4.40	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.41	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

4.42	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.43	Registration Rights Agreement, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc, as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.44	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.45	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.46	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

Exhibit Number	Exhibit Description

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 29, 2009.)

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

Exhibit Number	Exhibit Description

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.14	Amended and Restated Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Paris Las Vegas Propco, LLC and Harrah’s Laughlin Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.15	Amended and Restated First Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Paris Las Vegas Mezz 1, LLC and Harrah’s Laughlin Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.16	Amended and Restated Second Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Paris Las Vegas Mezz 2, LLC and Harrah’s Laughlin Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.17	Amended and Restated Third Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Paris Las Vegas Mezz 3, LLC and Harrah’s Lauglin Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.18	Amended and Restated Fourth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Paris Las Vegas Mezz 4, LLC and Harrah’s Laughlin Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.19	Amended and Restated Fifth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Paris Las Vegas 5, LLC and Harrah’s Laughlin Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.20	Amended and Restated Sixth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Paris Las Vegas Mezz 6, LLC and Harrah’s Laughlin Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.21	Amended and Restated Seventh Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Paris Las Vegas Mezz 7, LLC and Harrah’s Laughlin Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.22	Amended and Restated Eighth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Paris Las Vegas Mezz 8, LLC and Harrah’s Laughlin Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

10.23	Amended and Restated Ninth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Paris Las Vegas Mezz 9, LLC and Harrah’s Laughlin Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

*10.24	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2.

10.25	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2010.)

†10.26	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.27	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.28	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.29	Employment Agreement made as of October 14, 2009 between Harrah’s Operating Company, Inc. and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.30	Form of Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed October 6, 2008.)

†10.31	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.32	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.33	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

†10.34	The 2009 Restatement of the Harrah’s Entertainment, Inc. Savings And Retirement Plan, dated December 31, 2009. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.35	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

Exhibit Number	Exhibit Description

10.36	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.37	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.38	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.39	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.40	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.41	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.42	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.43	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.44	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.45	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.46	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.47	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.48	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.49	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.50	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

Exhibit Number	Exhibit Description

†10.51	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended February 23, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed March 1, 2010.)

†10.52	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.53	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.54	Stock Option Grant Agreement dated February 27, 2008 between J. Carlos Tolosa and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.55	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.56	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.57	Stock Option Grant Agreement dated December 1, 2009 between Peter E. Murphy and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

†10.58	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Gary W. Loveman, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne, and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

May 7, 2010	By:	/S/ DIANE E. WILFONG
Vice President, Controller and Chief Accounting Officer