Form 10-Q
period 2010-06-30
HARRAHS ENTERTAINMENT INC
filed 2010-08-16
CIK 858339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2010, the Registrant had 10 shares of voting Common Stock and 60,553,257 shares of non-voting Common Stock outstanding.

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

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in millions, except share amounts)	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$1,328.7	$918.1
Receivables, less allowance for doubtful accounts of $208.7 and $207.1	311.1	323.5
Deferred income taxes	167.5	148.2
Prepayments and other	204.9	156.4
Inventories	49.7	52.7

Total current assets	2,061.9	1,598.9

Land, buildings, riverboats and equipment	19,691.5	19,206.0
Less: accumulated depreciation	(1,636.1)	(1,281.2)

	18,055.4	17,924.8
Assets held for sale	—	16.7
Goodwill	3,393.3	3,456.9
Intangible assets other than goodwill	4,880.3	4,951.3
Investments in and advances to non-consolidated affiliates	39.4	94.0
Deferred charges and other	858.7	936.6

	$29,289.0	$28,979.2

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$263.3	$260.8
Interest payable	215.4	195.6
Accrued expenses and other current liabilities	1,236.0	1,074.8
Current portion of long-term debt	67.6	74.3

Total current liabilities	1,782.3	1,605.5
Long-term debt	19,805.9	18,868.8
Deferred credits and other	901.1	872.5
Deferred income taxes	5,575.8	5,856.9

	28,065.1	27,203.7

Commitments and contingencies
Preferred stock; $0.01 par value; 40,000,000 shares authorized, zero and 19,893,515 shares issued and outstanding (net of zero and 42,020 shares held in treasury) as of June 30, 2010 and December 31, 2009, respectively	—	2,642.5

Stockholders’ equity/(deficit)
Common stock, non-voting and voting; $0.01 par value; 80,000,020 shares authorized; 60,553,267 and 40,672,302 shares issued and outstanding (net of 140,477 and 85,907 shares held in treasury) as of June 30, 2010 and December 31, 2009, respectively	0.6	0.4
Additional paid-in capital	6,134.1	3,480.0
Accumulated deficit	(4,738.9)	(4,269.3)
Accumulated other comprehensive loss	(217.1)	(134.0)

Total Harrah’s Entertainment, Inc. Stockholders’ equity/(deficit)	1,178.7	(922.9)
Non-controlling interests	45.2	55.9

Total stockholders’ equity/(deficit)	1,223.9	(867.0)

	$29,289.0	$28,979.2

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended		Six Months Ended
(In millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues
Casino	$1,717.0	$1,810.6	$3,467.0	$3,622.8
Food and beverage	388.8	376.9	762.8	747.8
Rooms	294.1	271.6	562.5	546.3
Management fees	9.1	15.2	22.2	28.6
Other	153.3	148.9	284.3	288.4
Less: casino promotional allowances	(341.6)	(351.8)	(689.7)	(707.8)

Net revenues	2,220.7	2,271.4	4,409.1	4,526.1

Operating expenses
Direct
Casino	986.2	977.1	1,973.8	1,970.4
Food and beverage	161.2	154.4	305.8	298.2
Rooms	68.1	54.1	127.3	106.1
Property general, administrative and other	535.0	500.3	1,038.3	1,004.6
Depreciation and amortization	197.0	168.8	366.7	341.2
Project opening costs	1.6	0.6	2.3	2.6
Write-downs, reserves and recoveries	95.1	26.9	107.6	54.3
Impairment of intangible assets	100.0	297.1	100.0	297.1
(Income)/loss on interests in nonconsolidated affiliates	(0.1)	0.3	0.5	0.1
Corporate expense	36.9	41.7	71.4	72.0
Acquisition and integration costs	0.4	0.1	7.6	0.3
Amortization of intangible assets	39.6	43.7	82.3	87.5

Total operating expenses	2,221.0	2,265.1	4,183.6	4,234.4

(Loss)/income from continuing operations	(0.3)	6.3	225.5	291.7
Interest expense, net of interest capitalized	(456.8)	(463.4)	(948.3)	(960.2)
Gains/(losses) on early extinguishments of debt	18.7	4,279.5	(28.7)	4,280.7
Other income, including interest income	3.8	10.6	18.4	19.1

(Loss)/income from continuing operations before income taxes	(434.6)	3,833.0	(733.1)	3,631.3
Benefit/(Provision) for income taxes	162.1	(1,536.2)	267.0	(1,461.9)

(Loss)/Income from continuing operations, net of tax	(272.5)	2,296.8	(466.1)	2,169.4

Discontinued operations
Loss from discontinued operations	—	(0.2)	—	(0.3)
Benefit for income taxes	—	0.1	—	0.1

Loss from discontinued operations, net of tax	—	(0.1)	—	(0.2)

Net (loss)/income	(272.5)	2,296.7	(466.1)	2,169.2
Less: net income attributable to non-controlling interests	(1.5)	(7.7)	(3.5)	(12.9)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(274.0)	$2,289.0	$(469.6)	$2,156.3

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in millions)	2010	2009
Cash flows provided by/(used in) operating activities
Net (loss)/income	$(466.1)	$2,169.2
Adjustments to reconcile net (loss)/income to cash flows provided by operating activities:
Loss from discontinued operations, before income taxes	—	0.3
Losses/(gains) on early extinguishments of debt	28.7	(4,280.7)
Depreciation and amortization	587.0	571.0
Non-cash write-downs, reserves and recoveries, net	73.6	9.0
Impairment of intangible assets	100.0	297.1
Share-based compensation expense	12.6	8.4
Deferred income taxes	(285.1)	1,419.0
Gain on adjustment of investment	(7.1)	—
Net change in long-term accounts	(71.8)	(0.6)
Net change in working capital accounts	86.6	(131.5)
Other	35.8	31.2

Cash flows provided by operating activities	94.2	92.4

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	(75.2)	(294.4)
Additional investment in subsidiaries	(19.9)	—
Payment made for partnership interest	(19.5)	—
Payment made for Pennsylvania gaming rights	(16.5)	—
Cash acquired in business acquisition	31.8	—
Proceeds from asset sales	13.0	34.1
Other	(9.0)	(7.8)

Cash flows used in investing activities	(95.3)	(268.1)

Cash flows provided by/(used in) financing activities
Proceeds from the issuance of long-term debt	1,292.2	1,323.1
Debt issuance costs	(19.5)	(32.1)
Borrowings under lending agreements	1,175.0	1,550.0
Repayments under lending agreements	(1,604.2)	(1,803.2)
Cash paid in connection with early extinguishments of debt	(242.5)	(480.7)
Scheduled debt retirements	(177.8)	(34.7)
Purchase of additional interest in subsidiary	—	(31.9)
Non-controlling interests’ distributions, net of contributions	(1.8)	(10.3)
Other	(1.8)	(8.2)

Cash flows provided by financing activities	419.6	472.0

Cash flows from discontinued operations
Cash flows from operating activities	—	0.3
Effect of deconsolidation of variable interest entities	(7.9)	—

Net increase in cash and cash equivalents	410.6	296.6
Cash and cash equivalents, beginning of period	918.1	650.5

Cash and cash equivalents, end of period	$1,328.7	$947.1

See accompanying notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock		Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive Income/(Loss)
(in millions)	Shares Outstanding	Amount
Balance at December 31, 2009	40.7	$0.4	$3,480.0	$(4,269.3)	$(134.0)	$55.9	$(867.0)
Net (loss)/income				(469.6)		3.5	(466.1)	(466.1)
Share-based compensation			12.5			0.1	12.6
Repurchase of treasury shares	*	*	(0.6)				(0.6)
Cumulative preferred stock dividends			(64.6)				(64.6)
Cancellation of cumulative preferred stock dividends in connection with conversion of preferred stock to common stock			717.2				717.2
Conversion of non-voting perpetual preferred stock to non-voting common stock	19.9	0.2	1,989.6				1,989.8
Pension adjustment, net of tax benefit of $0.0					0.4		0.4	0.4
Foreign currency translation adjustments, net of tax benefit of $0.0					1.3	(2.7)	(1.4)	(1.4)
Fair market value of swap agreements, net of tax benefit of $24.6					(63.2)		(63.2)	(63.2)
Fair market value of interest rate cap agreements, net of tax benefit of $0.1					(0.1)		(0.1)	(0.1)
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax benefit of $4.2					(21.8)		(21.8)	(21.8)
Reclassification of loss on interest rate locks from other comprehensive loss to interest expense, net of tax provision of $0.1					0.3		0.3	0.3
Non-controlling distributions, net of contributions						(1.8)	(1.8)
Effect of deconsolidation of variable interest entities						(9.8)	(9.8)

Comprehensive Loss, six months ended June 30, 2010								$(551.9)

Balance at June 30, 2010	60.6	$0.6	$6,134.1	$(4,738.9)	$(217.1)	$45.2	$1,223.9

*	Amounts round to zero and do not change rounded totals.

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of June 30, 2010, we owned, operated or managed 52 casinos, in seven countries, but primarily in the United States and England. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Canada, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, and one combination harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

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

Note 2—Recently Issued Accounting Pronouncements

The following are accounting standards adopted or issued during 2010 that could have an impact on our Company.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-16, “Accruals for Casino Jackpot Liabilities,” (ASC Topic 924, “Entertainment—Casinos”). The amendments in this Update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This Update applies to both base and progressive jackpots. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We have elected to not adopt early application. We are currently assessing what impact the adoption of this Update will have on our consolidated financial position, results of operations and cash flows.

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

We adopted the provision of ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” on February 1, 2010. This update adds new requirements for disclosure about transfers into and out of Level 1 and Level 2 measurements, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, “Compensation – Retirement Benefits,” to require that disclosures be provided by classes of assets instead of by major categories of assets. Because ASU No. 2010-06 applies only to financial statement disclosures, it did not have a material impact on our consolidated financial position, results of operations and cash flows.

        In June 2009, the FASB issued ASU 2009-17 (ASC Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which is effective as of January 1, 2010. The new standard amends existing consolidation guidance for variable interest entities and requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and either the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. As a result of the adoption of ASU 2009-17, we have two joint ventures which were consolidated within our financial statements for all periods prior to December 31, 2009, and are no longer consolidated beginning in January 2010. The deconsolidation of these two joint ventures resulted in a reduction of our cash balances of $7.9 million, shown separately as an outflow of cash in our statement of cash flows for the six months ended June 30, 2010.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Selected financial information for 2009 related to the two joint ventures that were deconsolidated is as follows:

(In millions)	Second Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
Net Revenues	$12.1	$21.6
Income from operations	1.1	2.0

Note 3—Acquisition of Planet Hollywood

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

The Company paid approximately $67.2 million during the second half of 2009 for the combination of i) the Company’s initial debt investment in certain predecessor entities of PHW Las Vegas; and ii) certain interest only participations associated with the debt of certain predecessor entities of PHW Las Vegas. In connection with the cancellation of our debt investment in such predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investments to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Statement of Operations for the six months ended June 30, 2010. Also, as a result of the acquisition, the Company acquired the net cash balance of PHW Las Vegas, resulting in a net positive cash flow of $13.0 million for the six months ended June 30, 2010.

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

Selected financial information related to Planet Hollywood for the period subsequent to our date of acquisition is as follows:

(In millions)	Acquisition through Mar 31, 2010	Quarter ended June 30, 2010	Acquisition through June 30, 2010
Net Revenues	$26.3	$65.2	$91.5
Income from operations	3.1	12.4	15.5

PHW Las Vegas does not meet the definition of “significant subsidiary” under regulations issued by the Securities and Exchange Commission and under generally accepted accounting principles and, as a result, pro forma information for periods prior to the acquisition of PHW Las Vegas is not provided.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

(In millions)	February 19, 2010
Assets
Current assets
Cash and cash equivalents	$31.8
Accounts receivable	14.6
Prepayments and other	6.1
Inventories	1.9

Total current assets	54.4
Land, buildings, riverboats and equipment	461.0
Goodwill	8.9
Intangible assets other than goodwill	5.3
Deferred charges and other	13.1

542.7

Liabilities
Current liabilities
Accounts payable	(1.9)
Interest payable	(1.1)
Accrued expenses	(28.4)
Current portion of long-term debt	(4.5)

Total current liabilities	(35.9)

Long-term debt, net of discount	(433.4)
Deferred credits and other	(12.3)

Total liabilities	(481.6)

Net assets acquired	$61.1

During the quarter ended June 30, 2010, the Company continued to review its preliminary purchase price allocation and the supporting valuations and related assumptions. Based upon these reviews, the Company made adjustments to its preliminary purchase price allocation (included in the table above) that resulted in an increase to the recorded goodwill of $7.6 million, and a decrease to net assets acquired of $13.2 million, resulting from the assignment of fair value to the interest only participations, which remain as free-standing, separately identifiable assets of HOC subsequent to the acquisition.

The Company has not finalized its purchase price allocation. The most significant of the items not finalized is the determination of deferred tax balances associated with differences between the estimated fair values and the tax bases of assets acquired and liabilities assumed.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

The following table sets forth changes in our goodwill and other intangible assets for the six months ended June 30, 2010:

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance at December 31, 2009	$1,391.0	$3,456.9	$3,560.3
Impairment charges	—	(92.0)	(8.0)
Acquisition of PHW Las Vegas	5.3	8.9	—
Amortization Expense	(82.3)	—	—
Other	(1.2)	19.5	15.2

Balance at June 30, 2010	$1,312.8	$3,393.3	$3,567.5

In March 2010, the Company paid $19.5 million to a former owner of Chester Downs for resolution of the final contingency associated with the Company’s purchase of additional interest in this property. This payment was recorded as goodwill. In June 2010, the Company paid $16.5 million to the State of Pennsylvania for the right to operate table games at Harrah’s Chester. This payment was recorded as a non-amortizing intangible asset.

The relative impact of weak economic conditions on certain properties, in relation to management’s operating plans, prompted us to perform an interim assessment of goodwill and certain intangible assets for impairment. Based on our assessment during the second quarter of 2010, we determined that, based on the revision of forecasted cash flows for certain properties, goodwill and other intangible assets related to those properties were impaired. As a result, we recognized an impairment charge of $100.0 million in our Consolidated Condensed Statement of Operations in the second quarter of 2010. Of the total charges recognized, $92.0 million related to goodwill and the remaining $8.0 million related to non-amortizing gaming rights. We determine estimated fair value of a reporting unit as a weighted combination of i) a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and ii) discounted cash flows: both of which are common measures used to value and buy or sell cash-intensive businesses such as casinos. We determine the estimated fair values of our intangible assets by using the Relief From Royalty Method under the income approach. We will continue to monitor our intangible assets for impairment and will perform our annual assessment for impairment during the fourth quarter of 2010 with information as of September 30, 2010.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	June 30, 2010				December 31, 2009
(In millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	9.4	$1,456.8	$(303.9)	$1,152.9	$1,454.5	$(240.8)	$1,213.7
Contract rights	4.4	131.9	(77.7)	54.2	130.1	(66.5)	63.6
Patented technology	5.6	93.5	(28.3)	65.2	93.5	(22.4)	71.1
Gaming rights	14.0	42.8	(6.3)	36.5	42.8	(5.0)	37.8
Trademarks	2.6	7.8	(3.8)	4.0	7.8	(3.0)	4.8

		$1,732.8	$(420.0)	1,312.8	$1,728.7	$(337.7)	1,391.0

Non-amortizing intangible assets
Trademarks				1,936.6			1,937.0
Gaming rights				1,630.9			1,623.3

				3,567.5			3,560.3

Total intangible assets other than goodwill				$4,880.3			$4,951.3

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The aggregate amortization of intangible assets for the quarter and six months ended June 30, 2010 was $39.6 million and $82.3 million, respectively. Estimated annual amortization expense for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $160.8 million, $156.2 million, $154.9 million, $152.5 million and $142.3 million, respectively.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Note 5—Debt

The following table presents our debt as of June 30, 2010 and December 31, 2009:

Detail of Debt (dollars in millions)	Maturity		Rate(s) at June 30, 2010	Face Value at June 30, 2010	Book Value at June 30, 2010	Book Value at Dec. 31, 2009
Credit Facilities and Secured Debt
Term Loans
Term Loans B1-B3	2015		3.32%-3.53%	$5,825.1	$5,825.1	$5,835.3
Term Loan B4	2016		9.5%	995.0	971.9	975.3
Revolving Credit Facility	2014		3.23%-3.75%	—	—	427.0
Senior Secured Notes	2017		11.25%	2,095.0	2,047.3	2,045.2
CMBS financing	2013	*	3.35%	5,504.6	5,504.6	5,551.2
Second-Priority Senior Secured Notes	2018		12.75%	750.0	741.0	—
Second-Priority Senior Secured Notes	2018		10.0%	4,553.1	1,993.5	1,959.1
Second-Priority Senior Secured Notes	2015		10.0%	214.8	153.9	150.7
Secured debt	2010		6.0%	25.0	25.0	25.0
Chester Downs term loan	2016		12.375%	217.1	205.1	217.2
PHW Las Vegas senior secured loan	2011		3.21%	552.2	437.4	—
Other, various maturities	Various		4.25%-6.0%	0.2	0.2	—
Subsidiary-guaranteed debt
Senior Notes	2016		10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018		10.75%/11.5%	10.0	10.0	9.4
Unsecured Senior Debt
5.5%	2010		5.5%	—	—	186.9
8.0%	2011		8.0%	—	—	12.5
5.375%	2013		5.375%	125.2	98.4	95.5
7.0%	2013		7.0%	0.6	0.7	0.7
5.625%	2015		5.625%	784.3	556.1	319.5
6.5%	2016		6.5%	568.4	399.0	251.9
5.75%	2017		5.75%	532.1	336.9	151.3
Floating Rate Contingent Convertible Senior Notes	2024		0.5%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010		7.875%	—	—	142.5
8.125%	2011		8.125%	—	—	11.4
Other Unsecured Borrowings
5.3% special improvement district bonds	2035		5.3%	67.1	67.1	68.4
Other	Various		Various	11.6	11.6	18.1
Capitalized Lease Obligations
6.42%-9.8%	to 2020		6.42%-9.8%	9.9	9.9	10.2

Total debt				23,320.1	19,873.5	18,943.1
Current portion of long-term debt				(67.6)	(67.6)	(74.3)

Long-term debt				$23,252.5	$19,805.9	$18,868.8

*	The 2013 maturity of the CMBS loans is prior to finalization of the amendment to the CMBS Financing which would extend the maturity to 2015 as discussed further below.

Book values of debt as of June 30, 2010 are presented net of unamortized discounts of $3,446.7 million and unamortized premiums of $0.1 million. As of December 31, 2009, book values are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million.

At June 30, 2010, $25.0 million, face amount, of our 6.0% Secured Note due July 15, 2010, is classified as long-term in our Consolidated Condensed Balance Sheet because the Company currently has both the intent and the ability to refinance this debt with funds from our revolving credit facility. Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, and the special improvement district bonds.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Issuances, Redemptions and Open-Market Purchases

During the second quarter of 2010, HOC completed the offering of $750.0 million aggregate principal amount of 12.75% second-priority senior secured notes due 2018 and used the proceeds of this offering to redeem or repay the following outstanding debt:

Debt (dollars in millions)	Maturity	Interest Rate	Face Value
5.5% Senior Notes	2010	5.5%	191.6
8.0% Senior Notes	2011	8.0%	13.2
8.125% Senior Subordinated Notes	2011	8.125%	12.0
Revolving Credit Facility	2014	3.23%-3.25%	525.0

In connection with the retirement of the outstanding senior and senior subordinated notes above, HOC recorded a pre-tax loss of $4.6 million during the second quarter of 2010.

On June 3, 2010, Harrah’s announced an agreement under which affiliates of each of Apollo, TPG and Paulson & Co. Inc. (“Paulson”) will exchange $1,118 million face amount of debt for approximately 15.6% of the common equity of Harrah’s Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835 million, face amount, of HOC notes that were held by another subsidiary of Harrah’s Entertainment for aggregate consideration of approximately $557 million, including accrued interest. In connection with this sale, HOC recorded additional discount on the sale of the debt, reducing the net book value of HOC’s outstanding debt by approximately $27.4 million at the date of the transaction. The exchange of the debt for equity is expected to be completed in the fourth quarter of 2010 or first quarter of 2011. Any notes exchanged for equity will be held by a subsidiary of Harrah’s Entertainment and will remain outstanding for purposes of HOC.

In June 2010, we purchased approximately $46.6 million face value of CMBS Loans for approximately $22.6 million and recognized a pre-tax gain on the transaction of approximately $23.3 million.

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

As of June 30, 2010, our Credit Facilities provide for senior secured financing of up to $8,450.1 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,820.1 million with $5,825.1 million maturing on January 20, 2015 and $995.0 million maturing on October 31, 2016, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $6,820.1 million face amount of borrowings were outstanding under the Credit Facilities as of June 30, 2010, with $130.6 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,499.4 million of additional borrowing capacity was available to the Company under its revolving credit facility as of June 30, 2010.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of June 30, 2010, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan, 150 basis points over the alternate base rate for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of i) the then-current LIBOR rate or ii) 2.0%; in each case plus an applicable margin. At June 30, 2010, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of June 30, 2010, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our outstanding notes (secured and unsecured) have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would change interest expense for the twelve months following June 30, 2010 by approximately $63.5 million. At June 30, 2010, the three-month USD LIBOR rate was 0.5369%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $34.1 million. These hypothetical interest amounts exclude interest on the $5,810 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, through the earlier of the expiration of such swap agreements or twelve months. At June 30, 2010, our variable-rate debt, excluding the aforementioned $5,810 million of variable-rate debt hedged against interest rate swap agreements, represents approximately 35.6% of our total debt, while our fixed-rate debt is approximately 64.4% of our total debt.

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
Tunica Roadhouse Hotel & Casino

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio, as defined in the agreements, (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million first lien notes issued June 15, 2009 and the $720.0 million first lien notes issued on September 11, 2009 and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

Interest Payments

The amount outstanding under the Amended and Restated Loan Agreement bears interest, paid monthly, at a rate per annum equal to LIBOR plus 2.859%. The outstanding amount is secured by the assets of PHW Las Vegas, and is non-recourse to other subsidiaries of the Company. A subsidiary of Harrah’s Operating Company, Inc. owns interest only participations that pay interest at a fixed rate equal to $7.3 million per year. After consideration of amounts received on our interest only participations, the amount outstanding under the Amended and Restated Loan Agreement bears interest payable to 3rd parties at a rate per annum equal to LIBOR plus 1.533%.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the amendment, we have agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $48 million for their loans previously sold, subject to the execution of definitive documentation for the amendment. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010 and is included in the six months ended June 30, 2010 results. In addition, we have agreed to purchase approximately $124 million of face value of CMBS Loans for $37 million, subject to the execution of definitive documentation for the amendment.

Derivative Instruments – Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2010 we have entered into 10 interest rate swap agreements for notional amounts totaling $6,500 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of June 30, 2010 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of June 30, 2010	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.316%	July 26, 2010	April 25, 2011
April 25, 2007	200	4.896%	0.316%	July 26, 2010	April 25, 2011
April 25, 2007	200	4.925%	0.316%	July 26, 2010	April 25, 2011
April 25, 2007	200	4.917%	0.316%	July 26, 2010	April 25, 2011
April 25, 2007	200	4.907%	0.316%	July 26, 2010	April 25, 2011
September 26, 2007	250	4.809%	0.316%	July 26, 2010	April 25, 2011
September 26, 2007	250	4.775%	0.316%	July 26, 2010	April 25, 2011
April 25, 2008	2,000	4.276%	0.316%	July 26, 2010	April 25, 2013
April 25, 2008	2,000	4.263%	0.316%	July 26, 2010	April 25, 2013
April 25, 2008	1,000	4.172%	0.316%	July 26, 2010	April 25, 2012

The variable rate on our interest rate swap agreements did not materially change as a result of the July 26, 2010 reset.

Until October 2009, our interest rate swap agreements were designated as cash flow hedging instruments for accounting purposes. During October 2009, we borrowed $1,000 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facilities. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000 million swap agreement, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the quarter and six months ended June 30, 2010, we recorded $2.2 million and $4.3 million, respectively, as an increase to interest expense, and we will record an additional $8.7 million as an increase to interest expense and other comprehensive income over the next 12 months, all related to deferred losses on the $1,000 million interest rate swap.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

During the fourth quarter of 2009, we re-designated approximately $310 million of the $1,000 million swap as a cash flow hedging instrument. As a result, at June 30, 2010, $5,810 million of our total interest rate swap agreements notional amount of $6,500 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap agreement not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

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

On November 30, 2009, we purchased and extinguished approximately $948.8 million of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap remained effective subsequent to the debt extinguishment. As a result of the extinguishment, in the fourth quarter 2009, we reclassified approximately $12.1 million of deferred losses out of Accumulated Other Comprehensive Income and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500 million interest rate cap, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the quarter and six months ended June 30, 2010, we recorded $6.0 million and $9.5 million, respectively, as an increase to interest expense, and we will record an additional $20.9 million as an increase to interest expense and Accumulated Other Comprehensive Loss over the next 12 months, all related to deferred losses on the interest rate cap. In connection with the extinguishment of $46.6 million of the CMBS Financing, on June 7, 2010, we reclassified approximately $1 million of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap into interest expense associated with hedges for which the forecasted transactions are no longer probable of occurring.

On January 31, 2010, we re-designated $4,650 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in Interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the amended and restated loan agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5%, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we have designated $525 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Derivative Instruments – Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps					Accrued Expenses	$(50.1)	Accrued Expenses	$—
Interest Rate Swaps		$—		$—	Deferred Credits and Other	(319.6)	Deferred Credits and Other	(337.6)
Interest Rate Cap	Deferred Charges and Other	4.7	Deferred Charges and Other	56.8		—		—

Subtotal		4.7		56.8		(369.7)		(337.6)
Derivatives not designated as hedging instruments
Interest Rate Swaps		—		—	Deferred Credits and Other	(38.0)	Deferred Credits and Other	(37.6)
Interest Rate Cap	Deferred Charges and Other	1.9	Deferred Charges and Other	—		—		—

Subtotal		1.9		—		(38.0)		(37.6)

Total Derivatives		$6.6		$56.8		$(407.7)		$(375.2)

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the quarters ended June 30, 2010 and 2009 for amounts transferred into or out of Accumulated Other Comprehensive Loss:

	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging Relationships	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009		Quarter Ended June 30, 2010	Quarter Ended June 30, 2009		Quarter Ended June 30, 2010	Quarter Ended June 30, 2009
Interest rate contracts	$78.8	$32.4	Interest Expense	$8.4	$0.2	Interest Expense	$(59.3)	$—

		Amount of Loss or (Gain) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009
Interest Rate Contracts	Interest Expense	$4.9	$—

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 for amounts transferred into or out of Accumulated Other Comprehensive Loss:

	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging Relationships	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009		Six Months Ended June 30, 2010	Six Months Ended June 30, 2009		Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest rate contracts	$123.9	$(40.0)	Interest Expense	$14.3	$0.4	Interest Expense	$(48.7)	$—

		Amount of Loss or (Gain) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest Rate Contracts	Interest Expense	$9.8	$—

In addition to the impact on interest expense from amounts reclassified from Accumulated Other Comprehensive Loss, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended June 30, 2010 and 2009 by approximately $68.0 million and $54.5 million, respectively. This cash settlement portion of the interest rate swap agreements increased interest expense for the six months ended June 30, 2010 and 2009 by approximately $134.5 million and $97.6 million, respectively.

Note 6—Stock-Based Employee Compensation

Our share-based compensation expense consists primarily of time-based and performance-based options that have been granted to management, other personnel and key service providers. As of June 30, 2010, there was approximately $64.9 million of total unrecognized compensation cost related to stock option grants. The Company has recognized compensation expense associated with its stock-based employee compensation programs as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Amounts included in:
Corporate expense	$3.3	$1.8	$7.6	$3.2
Property general, administrative and other	2.5	2.5	5.0	5.2

Total Stock-Based Compensation Expense	$5.8	$4.3	$12.6	$8.4

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The following is a summary of share-based option activity for the six months ended June 30, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2009	3,194,175	$91.53	8.0
Options granted	1,277,895	57.19
Canceled	(75,054)

Outstanding at June 30, 2010	4,397,016	81.51	8.1

Exercisable at June 30, 2010	802,021	$86.34	6.7

The assumptions used to estimate fair value and the resulting estimated fair value of options granted during the six months ended June 30, 2010 are as follows:

Six months ended June 30, 2010
Expected volatility	71.4%
Expected dividend yield	—
Expected term (in years)	6.63
Risk-free interest rate	2.36%
Weighted average fair value per share of options granted	$28.02

Note 7—Preferred and Common Stock

Preferred Stock

At June 30, 2010 and December 31, 2009, the authorized shares of preferred stock were 40,000,000, par value $0.01 per share, stated value $100.00 per share.

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

As a result of the conversion of preferred stock into common stock, the Company has no shares of preferred stock outstanding as of June 30, 2010.

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Note 8—Write-downs, Reserves and Recoveries

Write-downs, reserves and recoveries include various pretax charges to record long-lived tangible asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded non-routine reserves and other non-routine transactions. The components of write-downs, reserves and recoveries were as follows:

	Second Quarter Ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Remediation costs	$15.6	$12.2	$31.7	$19.8
Write-down of long-term note receivable	52.2	—	52.2	—
Litigation reserves, awards and settlements	26.5	—	27.0	0.6
Efficiency projects	0.2	13.1	0.6	21.8
Impairment of long-lived tangible assets	—	(0.1)	—	8.0
Loss on divested or abandoned assets	0.2	0.2	0.2	0.9
Other	0.4	1.5	(4.1)	3.2

Total Write-downs, reserves and recoveries	$95.1	$26.9	$107.6	$54.3

Remediation costs related to room remediation projects at certain of our Las Vegas properties.

The $52.2 million write-down of long-term note receivable related to land and pre-development costs contributed to a venture for development of a casino property in Philadelphia. In April 2010, the proposed operator for the project withdrew from the project and the Pennsylvania Gaming Control Board commenced proceedings to revoke the license for the project. As a result, we have fully reserved the note during the second quarter 2010.

Litigation reserves, awards and settlements for the quarter and six months ended June 30, 2010 included a $25.0 million charge related to the Hilton matter, which is more fully discussed in Note 12, “Litigation”.

Efficiency program expenses in 2010 and 2009 represent costs incurred to identify and implement efficiency projects aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies. In 2009, the majority of the costs incurred related to the closing of the office in Memphis, Tennessee, which previously housed certain corporate functions.

We account for long-lived tangible assets to be held and used by evaluating their carrying value in relation to the operating performance and estimated future undiscounted cash flows generated by such assets, when indications of impairment are present. The six months ended June 30, 2009, included impairment charges of $8.0 million, of which $6.9 million related to long-lived tangible assets at our Horseshoe Hammond property.

Other write-downs, reserves and recoveries for the six months ended June 30, 2010 included the first quarter 2010 release of a $4.8 million reserve for excise tax for which the statute of limitations has recently expired.

Note 9—Income Taxes

We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under ASC 740 “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company’s income tax benefit/(provision) and effective tax rate were as follows:

(In millions, except effective tax rate)	Quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(Loss)/income from continuing operations before income tax	$(434.6)	$3,833.0	$(733.1)	$3,631.3
Benefit/(provision) for income taxes	$162.1	$(1,536.2)	$267.0	$(1,461.9)
Effective tax rate	(37.3)%	40.1%	(36.4)%	40.3%

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Our effective tax rate for the quarter and six months ending June 30, 2010 was impacted by the reversal of previously accrued taxes and interest related to a state income tax settlement, a state effective rate change on our deferred tax balances, and other discrete items, partially offset by the impact of the goodwill impairment for which we did not receive tax benefit.

We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities (uncertain tax benefits (“UTB”)) resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. During the quarter ended June 30, 2010, our UTB, excluding related interest and penalties, decreased $15.6 million as a result of a state income tax settlement, the benefit of which was partially offset by the impact of increases in UTB for tax positions taken during a prior year. During the six months ended June 30, 2010, our UTB, excluding related interest and penalties, increased by $59.4 million as a result of tax positions taken during a prior year related to cancellation of indebtedness income offset by the decrease in UTB for the quarter ended June 30, 2010 described above. The change in gross UTB, excluding related interest and penalties, during the quarter and six months ended June 30, 2010 benefited the effective rate by $17.6 million and $17.6 million, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. As a result of the expiration of the statute of limitations and closure of IRS audits, our 2004 and 2005 federal income tax years were closed during the year ended December 31, 2009. The IRS audit of our 2006 federal income tax year also concluded during the year ended December 31, 2009. The IRS audit of our 2007 federal income tax year concluded during the quarter ended March 31, 2010. The IRS audit of our 2008 federal income tax year concluded during the quarter ended June 30, 2010. During the quarter ended June 30, 2010, we submitted a protest to the IRS Appeals office regarding several issues from the 2008 IRS audit. We do not believe that it is reasonably possible that these issues will be settled in the next twelve months.

We are also subject to exam by various state and foreign tax authorities. Tax years prior to 2005 are generally closed for foreign and state income tax purposes as the statutes of limitations have lapsed. However, various subsidiaries could be examined by the New Jersey Division of Taxation for tax years beginning with 1999 due to our execution of New Jersey statute of limitation extensions.

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

Under ASC 825, “Financial Instruments,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under ASC 825 for any of our financial assets or financial liabilities. See Note 4, “Goodwill and Other Intangible Assets”, for the application of ASC 820 to goodwill and other intangible assets.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of June 30, 2010 and December 31, 2009.

(In millions)	Balance at June 30, 2010	Level 1	Level 2	Level 3
June 30, 2010:
Assets:
Cash equivalents	$647.7	$647.7	$—	$—
Investments	83.6	80.9	2.7	—
Derivative instruments	6.6	—	6.6	—

Liabilities:
Derivative instruments	(407.7)	—	(407.7)	—

December 31, 2009:
Assets:
Cash equivalents	$132.7	$132.7	$—	$—
Investments	88.9	73.4	15.5	—
Derivative instruments	56.8	—	56.8	—
Liabilities:
Derivative instruments	(375.2)	—	(375.2)	—

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize Level 1 inputs to determine fair value.

Derivative instruments – The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in either Deferred charges and other, or Deferred credits and other, in our Consolidated Condensed Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 5, Debt, for more information on our derivative instruments.

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

Items to be Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of June 30, 2010, for debt with similar terms and maturities and market quotes of our publicly traded debt. As of June 30, 2010, the Company’s outstanding debt had a fair value of $19,682.1 million and a carrying value of $19,873.5 million. The Company’s interest rate swaps used for hedging purposes had fair values equal to their carrying values, in the aggregate a liability of $407.7 million, and our interest rate cap agreements had a fair value equal to their carrying value as an asset of $6.6 million at June 30, 2010. See additional discussion about derivatives in Note 5, Debt.

        Interest-only Participations – Late in 2009, a subsidiary of HOC acquired certain interest only participations payable by certain predecessor entities of PHW Las Vegas. When the Company assumed the debt in connection with the acquisition of Planet Hollywood, these interest only participations survived the transaction and remain outstanding as an asset of a subsidiary of HOC as of June 30, 2010. In connection with both the initial acquisition of the interest only participations and the acquisition of Planet Hollywood, the fair value of these participations was determined based upon valuations as of each date. As the Company owns 100% of the outstanding participations, there is no active market available to determine a trading fair value at any point in time. As a result, the Company does not have the ability to update the fair value of the interest only participations subsequent to their acquisition and valuation, other than by estimating fair value based upon discounted future cash flows. Since discounted cash flows were used as the primary basis for valuation upon their acquisition, and are also being used as the method to determine the amortization of the value of such participations into earnings, the Company believes that the book value of the interest only participations at June 30, 2010 approximates their fair value.

Note 11—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 54 months from June 30, 2010, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary and owner of Harrah’s New Orleans, of $45 million owed to the State of Louisiana. The guarantee currently expires on March 31, 2011.

In addition to the guarantees discussed above, we had total aggregate non-cancelable purchase obligations of $953.6 million as of June 30, 2010, including construction-related commitments.

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

Employment Agreements

We have an employment agreement with one executive that provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of June 30, 2010, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $16.5 million. The estimated amount that would be payable to the executive does not include the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation, employee medical coverage and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Note 12—Litigation

Litigation Related to Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. (“Caesars”) and the Company acquired Caesars in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan’s benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. The plaintiffs and the defendants are engaged in a Court-mandated mediation effort to attempt to determine an appropriate remedy. We have been advised by counsel for the defendants that the plaintiffs have estimated that the damages are in the range of $180.0 million to $250.0 million. Counsel for the defendants has further advised that approximately $50.0 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.

The Company received a letter from Hilton dated October 7, 2009 notifying the Company for the first time of this lawsuit and alleging that the Company has potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, the Company believes its maximum potential exposure is approximately 30% to 33% of the amount ultimately awarded as damages. The Company is not a party to the proceedings between the plaintiffs and the defendants and has not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, the Company does not have access to information sufficient to enable the Company to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between a representative of the Company and a representative of the defendants, the Company believes it is probable that damages will be at least $80.0 million and, accordingly, the Company recorded a charge of $25.0 million in accordance with ASC 450, “Contingencies”, during the second quarter 2010 in relation to this matter. The Company believes that it may have various defenses if a claim under the Allocation Agreement is asserted against the Company, including defenses as to the amount of damages. Because the Company has not had access to sufficient information regarding this matter, we cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

The fee hearing was heard on June 23, 2010 and was continued until July 2, 2010. On July 1, 2010, in a unanimous opinion, the appeals court affirmed the trial court’s grant of summary judgment in HOC’s favor dismissing Baha Mar’s tort, fraud and breach of contract claims and declaring that HOC properly exercised a valid right to terminate the joint venture. The appeals court also held that HOC was entitled to recover its attorney’s fees and costs incurred in the litigation with the amount to be determined per the trial court fee hearing process. Because the appeals court decision is unanimous, Baha Mar has no right to appeal to the New York Court of Appeals. On July 2, 2010, HOC and Baha Mar had an evidentiary hearing on HOC’s fee claim and the trial court has yet to make a decision.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer which closed on December 24, 2008 wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009 the defendants stipulated to the plaintiff’s request to dismiss the lawsuit, without prejudice, which the court entered on June 18, 2009. Plaintiff requested the court to award it attorneys’ fees. On March 31, 2010, the court denied plaintiff’s request for fees and plaintiff filed a notice of appeal with the Third Circuit United States Courts of Appeal.

Note 13—Comprehensive Loss

The following activity affected Comprehensive Loss:

	Second quarter ended June 30,		Six Months ended June 30,
(In millions)	2010	2009	2010	2009
Net (loss)/income	$(272.5)	$2,296.7	$(466.1)	$2,169.2
Pension adjustments	0.2	0.1	0.4	0.3
Reclassification of loss on derivative instruments from other comprehensive loss to net loss, net of tax	0.1	0.1	0.3	0.3
Foreign current translation adjustment, net of tax	8.7	23.8	(1.4)	22.3
Fair market value of swap agreements, net of tax	(44.6)	(49.3)	(63.2)	4.7
Fair market value of interest rate cap agreements, net of tax	(0.1)	—	(0.1)	—
Fair market value of interest rate cap agreements on commercial mortgage-backed securities, net of tax	(6.3)	28.2	(21.8)	21.3

	$(314.5)	$2,299.6	$(551.9)	$2,218.1

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Note 14—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of capitalized interest, per the Consolidated Statements of Operations, to cash paid for interest, net of amount capitalized:

(In millions)	Six months ended June 30, 2010	Six months ended June 30, 2009
Interest expense, net of interest capitalized	$948.3	$960.2
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(23.8)	235.0
Amortization of deferred finance charges	(39.8)	(68.8)
Net amortization of discounts and premiums	(74.2)	(65.6)
Amortization of other comprehensive income	(18.1)	(1.0)
Rollover of Paid-in-Kind (“PIK”) interest into principal	(0.5)	(79.1)
Change in accrual (related to PIK interest)	—	(39.6)
Change in fair value of derivative instruments	48.7	—

Cash paid for interest, net of amount capitalized	$840.6	$941.1

Cash payments of income taxes, net	$21.7	$5.2

Note 15—Related Party Transactions

In connection with the Acquisition, Apollo, TPG and their affiliates entered into a services agreement with Harrah’s Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees, which are included in Corporate expense in our Consolidated Statements of Operations, for the quarter and six months ended June 30, 2010, were $7.2 million and $14.2 million, respectively. For the quarter and six months ended June 30, 2009, fees paid to Apollo and TPG totaled approximately $7.1 million and $14.4 million, respectively. We also reimburse Apollo and TPG for expenses that they incur related to their management services.

Note 16—Subsequent Events

On September 15, 2009, Harrah’s Entertainment, Inc. announced that the United States Bankruptcy Court for the District of Delaware had approved an agreement for the sale of Thistledown Racetrack from Magna Entertainment Corp. to Harrah’s Operating Company, Inc., a wholly owned subsidiary of Harrah’s Entertainment. The closing of the sale was subject to the satisfaction of certain conditions and receipt of all required regulatory approvals. The conditions to closing were never satisfied, and the agreement was never consummated. As a result the agreement was terminated by the seller on May 17, 2010.

On May 25, 2010, Harrah’s Operating Company, Inc. entered into a new agreement to purchase the assets of Thistledown Racetrack. The acquisition was completed on July 28, 2010. The results of Thistledown Racetrack for periods subsequent to July 28, 2010 will be consolidated with the Company’s results. In connection with this acquisition, the Company paid approximately $43.0 million during July 2010 to acquire the assets of Thistledown Racetrack.

Note 17—Consolidating Financial Information of Guarantors and Issuers

As of June 30, 2010, HOC is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which includes PHW Las Vegas and the CMBS properties, as of June 30 2010, and December 31, 2009, and for the quarters and six months ended June 30, 2010 and 2009.

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2010

(UNAUDITED)

(in millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$377.3	$278.8	$263.4	$409.2	$—	$1,328.7
Receivables, net of allowance for doubtful accounts	—	10.3	201.6	99.2	—	311.1
Deferred income taxes	—	82.8	64.9	19.8	—	167.5
Prepayments and other	—	20.9	114.0	70.0	—	204.9
Inventories	—	0.4	33.1	16.2	—	49.7
Intercompany receivables	0.2	509.2	270.0	295.0	(1,074.4)	—

Total current assets	377.5	902.4	947.0	909.4	(1,074.4)	2,061.9
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	233.6	10,677.5	7,144.3	—	18,055.4
Goodwill	—	—	1,646.1	1,747.2	—	3,393.3
Intangible assets other than goodwill	—	5.9	4,186.0	688.4	—	4,880.3
Investments in and advances to nonconsolidated affiliates	604.1	13,720.2	8.7	69.0	(14,362.6)	39.4
Deferred charges and other	—	414.9	197.1	246.7	—	858.7
Intercompany receivables	210.0	1,100.8	1,687.7	706.4	(3,704.9)	—

	$1,191.6	$16,377.8	$19,350.1	$11,511.4	$(19,141.9)	$29,289.0

Liabilities and Stockholders’ Equity/ (Deficit)
Current liabilities
Accounts payable	$5.3	$97.3	$95.6	$65.1	$—	$263.3
Interest payable	—	202.6	1.6	11.2	—	215.4
Accrued expenses and other current liabilities	3.6	239.9	467.8	524.7	—	1,236.0
Current portion of long-term debt	—	30.0	6.0	31.6	—	67.6
Intercompany payables	—	31.2	439.9	603.3	(1,074.4)	—

Total current liabilities	8.9	601.0	1,010.9	1,235.9	(1,074.4)	1,782.3
Long-term debt	—	13,595.4	93.3	6,130.1	(12.9)	19,805.9
Deferred credits and other	—	675.3	134.8	91.0	—	901.1
Deferred income taxes	—	1,323.4	2,402.3	1,850.1	—	5,575.8
Intercompany notes	4.0	298.1	1,973.5	1,429.3	(3,704.9)	—

	12.9	16,493.2	5,614.8	10,736.4	(4,792.2)	28,065.1

Harrah’s Entertainment, Inc. stockholders’ equity/(deficit)	1,178.7	(115.4)	13,735.3	729.8	(14,349.7)	1,178.7
Non-controlling interests	—	—	—	45.2	—	45.2

Total Stockholders’ equity/(deficit)	1,178.7	(115.4)	13,735.3	775.0	(14,349.7)	1,223.9

	$1,191.6	$16,377.8	$19,350.1	$11,511.4	$(19,141.9)	$29,289.0

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(in millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$122.7	$(15.6)	$445.2	$365.8	$—	$918.1
Receivables, net of allowance for doubtful accounts	—	10.2	237.5	75.8	—	323.5
Deferred income taxes	—	60.0	68.4	19.8	—	148.2
Prepayments and other	—	12.5	79.8	64.1	—	156.4
Inventories	—	0.6	33.5	18.6	—	52.7
Intercompany receivables	0.2	478.4	261.3	232.5	(972.4)	—

Total current assets	122.9	546.1	1,125.7	776.6	(972.4)	1,598.9
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	240.3	10,500.2	7,184.3	—	17,924.8
Assets held for sale	—	—	16.7	—	—	16.7
Goodwill	—	—	1,753.0	1,703.9	—	3,456.9
Intangible assets other than goodwill	—	6.3	4,230.2	714.8	—	4,951.3
Investments in and advances to nonconsolidated affiliates	1,846.1	15,056.8	70.2	627.3	(17,506.4)	94.0
Deferred charges and other	—	399.0	246.4	291.2	—	936.6
Intercompany receivables	—	1,348.7	1,687.8	706.9	(3,743.4)	—

	$1,969.0	$17,597.2	$19,630.2	$12,005.0	$(22,222.2)	$28,979.2

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$—	$97.7	$104.6	$58.5	$—	$260.8
Interest payable	—	184.8	1.9	8.9	—	195.6
Accrued expenses and other current liabilities	8.6	205.2	449.7	411.3	—	1,074.8
Current portion of long-term debt	—	30.0	6.3	38.0	—	74.3
Intercompany payables	1.8	34.1	412.0	524.5	(972.4)	—

Total current liabilities	10.4	551.8	974.5	1,041.2	(972.4)	1,605.5
Long-term debt	—	13,601.0	98.1	5,747.8	(578.1)	18,868.8
Deferred credits and other	—	642.9	147.8	81.8	—	872.5
Deferred income taxes	—	1,520.1	2,446.5	1,890.3	—	5,856.9
Intercompany notes	239.0	98.1	1,973.5	1,432.8	(3,743.4)	—

	249.4	16,413.9	5,640.4	10,193.9	(5,293.9)	27,203.7

Preferred stock	2,642.5	—	—	—	—	2,642.5

Harrah’s Entertainment, Inc. stockholders’ (deficit)/equity	(922.9)	1,183.3	13,989.8	1,755.2	(16,928.3)	(922.9)
Non-controlling interests	—	—	—	55.9	—	55.9

Total Stockholders’ (deficit)/equity	(922.9)	1,183.3	13,989.8	1,811.1	(16,928.3)	(867.0)

	$1,969.0	$17,597.2	$19,630.2	$12,005.0	$(22,222.2)	$28,979.2

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2010

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$20.3	$1,106.2	$590.5	$—	$1,717.0
Food and beverage	—	5.4	218.7	164.7	—	388.8
Rooms	—	5.3	150.9	137.9	—	294.1
Management fees	—	0.3	14.7	0.4	(6.3)	9.1
Other	—	4.7	94.9	82.2	(28.5)	153.3
Less: casino promotional allowances	—	(7.0)	(210.2)	(124.4)	—	(341.6)

Net revenues	—	29.0	1,375.2	851.3	(34.8)	2,220.7

Operating expenses
Direct
Casino	—	12.0	632.9	341.3	—	986.2
Food and beverage	—	1.8	83.8	75.6	—	161.2
Rooms	—	0.6	31.7	35.8	—	68.1
Property general, administrative and other	—	8.3	342.8	216.0	(32.1)	535.0
Depreciation and amortization	—	1.8	133.3	61.9	—	197.0
Project opening costs	—	—	0.6	1.0	—	1.6
Write-downs, reserves and recoveries	—	25.3	60.1	9.7	—	95.1
Impairment of intangible assets	—	—	100.0	—	—	100.0
Losses/(income) on interests in non-consolidated affiliates	273.5	21.2	(6.2)	(0.9)	(287.7)	(0.1)
Corporate expense	3.3	23.0	6.0	7.3	(2.7)	36.9
Acquisition and integration costs	—	0.3	0.1	—	—	0.4
Amortization of intangible assets	—	0.1	24.2	15.3	—	39.6

Total operating expenses	276.8	94.4	1,409.3	763.0	(322.5)	2,221.0

(Loss)/income from operations	(276.8)	(65.4)	(34.1)	88.3	287.7	(0.3)
Interest expense, net of interest capitalized	1.4	(392.1)	(20.5)	(102.9)	57.3	(456.8)
(Loss)/gain on early extinguishment of debt	—	(4.6)	—	23.3	—	18.7
Other income, including interest income	0.3	11.4	18.3	31.1	(57.3)	3.8

(Loss)/income from continuing operations before income taxes	(275.1)	(450.7)	(36.3)	39.8	287.7	(434.6)
Benefit/(provision) for income taxes	1.1	188.0	(6.4)	(20.6)	—	162.1

Net (loss)/income	(274.0)	(262.7)	(42.7)	19.2	287.7	(272.5)
Less: net income attributable to non-controlling interest	—	—	—	(1.5)	—	(1.5)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(274.0)	$(262.7)	$(42.7)	$17.7	$287.7	$(274.0)

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$21.7	$1,188.7	$600.2	$—	$1,810.6
Food and beverage	—	4.6	209.8	162.5	—	376.9
Rooms	—	5.0	152.1	114.5	—	271.6
Management fees	—	2.5	23.5	0.6	(11.4)	15.2
Other	—	12.0	84.6	81.4	(29.1)	148.9
Less: casino promotional allowances	—	(6.0)	(220.9)	(124.9)	—	(351.8)

Net revenues	—	39.8	1,437.8	834.3	(40.5)	2,271.4

Operating expenses
Direct
Casino	—	11.8	635.6	329.7	—	977.1
Food and beverage	—	2.4	79.5	72.5	—	154.4
Rooms	—	0.5	28.7	24.9	—	54.1
Property general, administrative and other	—	10.0	326.8	193.1	(29.6)	500.3
Depreciation and amortization	—	1.9	117.2	49.7	—	168.8
Project opening costs	—	—	0.7	(0.1)	—	0.6
Write-downs, reserves and recoveries	—	1.5	13.7	11.7	—	26.9
Impairment of intangible assets	—	—	42.0	255.1	—	297.1
(Income)/losses on interests in non-consolidated affiliates	(2,299.1)	(120.8)	(18.4)	(0.7)	2,439.3	0.3
Corporate expense	15.6	22.1	4.1	10.6	(10.7)	41.7
Acquisition and integration costs	—	0.1	—	—	—	0.1
Amortization of intangible assets	—	0.1	28.5	15.1	—	43.7

Total operating expenses	(2,283.5)	(70.4)	1,258.4	961.6	2,399.0	2,265.1

Income/(loss) from operations	2,283.5	110.2	179.4	(127.3)	(2,439.5)	6.3
Interest expense, net of interest capitalized	—	(411.8)	(40.0)	(99.9)	88.3	(463.4)
Gains on early extinguishments of debt	—	3,931.7	—	347.8	—	4,279.5
Other income, including interest income	0.1	28.9	27.8	42.1	(88.3)	10.6

Income from continuing operations before income taxes	2,283.6	3,659.0	167.2	162.7	(2,439.5)	3,833.0
Benefit/(provision) for income taxes	5.4	(1,343.3)	(58.7)	(139.6)	—	(1,536.2)

Income from continuing operations	2,289.0	2,315.7	108.5	23.1	(2,439.5)	2,296.8

Discontinued operations
Loss from discontinued operations	—	—	(0.2)	—	—	(0.2)
Benefit for income taxes	—	—	0.1	—	—	0.1

Loss from discontinued operations, net	—	—	(0.1)	—	—	(0.1)

Net income	2,289.0	2,315.7	108.4	23.1	(2,439.5)	2,296.7
Net income attributable to non-controlling interests	—	—	—	(7.7)	—	(7.7)

Net income attributable to Harrah’s Entertainment, Inc.	$2,289.0	$2,315.7	$108.4	$15.4	$(2,439.5)	$2,289.0

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$35.2	$2,260.1	$1,171.7	$—	$3,467.0
Food and beverage	—	9.5	435.8	317.5	—	762.8
Rooms	—	9.0	295.4	258.1	—	562.5
Management fees	—	2.6	31.7	0.6	(12.7)	22.2
Other	—	18.6	178.2	153.7	(66.2)	284.3
Less: casino promotional allowances	—	(12.0)	(429.1)	(248.6)	—	(689.7)

Net revenues	—	62.9	2,772.1	1,653.0	(78.9)	4,409.1

Operating expenses
Direct
Casino	—	22.5	1,281.1	670.2	—	1,973.8
Food and beverage	—	3.9	160.8	141.1	—	305.8
Rooms	—	1.1	60.6	65.6	—	127.3
Property general, administrative and other	—	17.5	665.7	419.2	(64.1)	1,038.3
Depreciation and amortization	—	3.7	241.7	121.3	—	366.7
Project opening costs	—	—	1.3	1.0	—	2.3
Write-downs, reserves and recoveries	—	21.2	69.6	16.8	—	107.6
Impairment of intangible assets	—	—	100.0	—	—	100.0
Losses/(income) on interests in non-consolidated affiliates	462.8	(98.2)	(14.5)	(0.4)	(349.2)	0.5
Corporate expense	10.8	44.4	11.6	19.4	(14.8)	71.4
Acquisition and integration costs	—	0.4	0.9	6.3	—	7.6
Amortization of intangible assets	—	0.3	51.2	30.8	—	82.3

Total operating expenses	473.6	16.8	2,630.0	1,491.3	(428.1)	4,183.6

(Loss)/income from operations	(473.6)	46.1	142.1	161.7	349.2	225.5
Interest expense, net of interest capitalized	—	(827.6)	(41.8)	(195.5)	116.6	(948.3)
Loss on early extinguishment of debt	—	(4.6)	—	(24.1)	—	(28.7)
Other income, including interest income	0.3	34.6	31.2	68.9	(116.6)	18.4

(Loss)/income from continuing operations before income taxes	(473.3)	(751.5)	131.5	11.0	349.2	(733.1)
Benefit/(provision) for income taxes	3.7	330.5	(67.5)	0.3	—	267.0

Net (loss)/income	(469.6)	(421.0)	64.0	11.3	349.2	(466.1)
Less: net income attributable to non-controlling interest	—	—	—	(3.5)	—	(3.5)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(469.6)	$(421.0)	$64.0	$7.8	$349.2	$(469.6)

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$37.9	$2,391.1	$1,193.8	$—	$3,622.8
Food and beverage	—	8.6	420.3	318.9	—	747.8
Rooms	—	8.6	304.7	233.0	—	546.3
Management fees	—	4.1	48.5	0.6	(24.6)	28.6
Other	—	18.6	168.9	153.0	(52.1)	288.4
Less: casino promotional allowances	—	(10.9)	(445.6)	(251.3)	—	(707.8)

Net revenues	—	66.9	2,887.9	1,648.0	(76.7)	4,526.1

Operating expenses
Direct
Casino	—	23.1	1,289.2	658.1	—	1,970.4
Food and beverage	—	4.8	154.7	138.7	—	298.2
Rooms	—	0.9	54.7	50.5	—	106.1
Property general, administrative and other	—	17.1	668.2	380.5	(61.2)	1,004.6
Depreciation and amortization	—	4.6	237.5	99.1	—	341.2
Project opening costs	—	—	1.6	1.0	—	2.6
Write-downs, reserves and recoveries	—	2.1	30.2	22.0	—	54.3
Impairment of intangible assets	—	—	42.0	255.1	—	297.1
(Income)/loss on interests in non-consolidated affiliates	(2,170.9)	(304.5)	(31.2)	0.4	2,506.3	0.1
Corporate expense	22.8	41.4	7.9	15.4	(15.5)	72.0
Acquisition and integration costs	—	0.3	—	—	—	0.3
Amortization of intangible assets	—	0.3	56.9	30.3	—	87.5

Total operating expenses	(2,148.1)	(209.9)	2,511.7	1,651.1	2,429.6	4,234.4

Income/(loss) from operations	2,148.1	276.8	376.2	(3.1)	(2,506.3)	291.7
Interest expense, net of interest capitalized	—	(843.1)	(78.2)	(199.0)	160.1	(960.2)
Gains on early extinguishments of debt	—	3,932.9	—	347.8	—	4,280.7
Other income, including interest income	0.3	55.0	56.0	67.9	(160.1)	19.1

Income from continuing operations before income taxes	2,148.4	3,421.6	354.0	213.6	(2,506.3)	3,631.3
Benefit/(provision) for income taxes	7.9	(1,198.8)	(121.1)	(149.9)	—	(1,461.9)

Income from continuing operations	2,156.3	2,222.8	232.9	63.7	(2,506.3)	2,169.4

Discontinued operations
Loss from discontinued operations	—	—	(0.3)	—	—	(0.3)
Benefit for income taxes	—	—	0.1	—	—	0.1

Loss from discontinued operations, net	—	—	(0.2)	—	—	(0.2)

Net income	2,156.3	2,222.8	232.7	63.7	(2,506.3)	2,169.2
Net income attributable to non-controlling interests	—	—	—	(12.9)	—	(12.9)

Net income attributable to Harrah’s Entertainment, Inc.	$2,156.3	$2,222.8	$232.7	$50.8	$(2,506.3)	$2,156.3

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

(in millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$702.0	$(4.9)	$(170.0)	$(432.9)	$—	$94.2

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(1.4)	(44.9)	(28.9)	—	(75.2)
Additional investment in subsidiaries	—	(18.8)	(0.6)	(0.5)	—	(19.9)
Payment made for partnership interest	—	—	—	(19.5)	—	(19.5)
Payment made for Pennsylvania gaming rights	—	—	—	(16.5)	—	(16.5)
Cash acquired in business acquisitions	—	—	—	31.8	—	31.8
Proceeds from other asset sales	—	—	13.0	—	—	13.0
Other	—	—	(6.4)	(2.6)	—	(9.0)

Cash flows used in investing activities	—	(20.2)	(38.9)	(36.2)	—	(95.3)

Cash flows provided by/(used in) financing activities
Proceeds from the issuance of long-term debt	—	740.8	—	551.4	—	1,292.2
Debt issuance costs	—	(17.3)	—	(2.2)	—	(19.5)
Borrowings under lending agreements	—	1,175.0	—	—	—	1,175.0
Repayments under lending agreements	—	(1,602.0)	—	(2.2)	—	(1,604.2)
Cash paid in connection with early extinguishment of debt	—	(219.9)	—	(22.6)	—	(242.5)
Scheduled debt retirements	—	(158.4)	—	(19.4)	—	(177.8)
Non-controlling interests’ distributions, net of contributions	—	—	—	(1.8)	—	(1.8)
Other	(0.6)	—	(0.8)	(0.4)	—	(1.8)
Transfers (to)/from affiliates	(446.8)	401.3	27.9	17.6	—	—

Cash flows (used in)/provided by financing activities	(447.4)	319.5	27.1	520.4	—	419.6

Effect of deconsolidation of variable interest entities	—	—	—	(7.9)	—	(7.9)

Net increase/(decrease) in cash and cash equivalents	254.6	294.4	(181.8)	43.4	—	410.6
Cash and cash equivalents, beginning of period	122.7	(15.6)	445.2	365.8	—	918.1

Cash and cash equivalents, end of period	$377.3	$278.8	$263.4	$409.2	$—	$1,328.7

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

HARRAH’S ENTERTAINMENT, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(2.0)	$(642.8)	$486.6	$250.6	$—	$92.4

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(4.9)	(267.6)	(21.9)	—	(294.4)
Proceeds from other asset sales	—	33.5	0.6	—	—	34.1
Other	—	—	(6.1)	(1.7)	—	(7.8)

Cash flows provided by/(used in) investing activities	—	28.6	(273.1)	(23.6)	—	(268.1)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	1,323.1	—	—	—	1,323.1
Debt issuance costs	—	(32.1)	—	—	—	(32.1)
Borrowings under lending agreements	—	1,550.0	—	—	—	1,550.0
Repayments under lending agreements	—	(1,803.2)	—	—	—	(1,803.2)
Cash paid in connection with early extinguishments of debt	—	(267.3)	—	(213.4)	—	(480.7)
Scheduled debt retirements	—	(28.2)	—	(6.5)	—	(34.7)
Purchase of interest in subsidiary	—	—	—	(31.9)	—	(31.9)
Non-controlling interests’ distributions, net of contributions	—	—	—	(10.3)	—	(10.3)
Other	(2.4)	(2.7)	(3.0)	(0.1)	—	(8.2)
Transfers from/(to) affiliates	132.6	33.8	(188.5)	22.1	—	—

Cash flows provided by/(used in) financing activities	130.2	773.4	(191.5)	(240.1)	—	472.0

Cash flows from discontinued operations
Cash flows from operating activities	—	—	0.3	—	—	0.3

Cash flows used in discontinued operations	—	—	0.3	—	—	0.3

Net increase/(decrease) in cash and cash equivalents	128.2	159.2	22.3	(13.1)	—	296.6
Cash and cash equivalents, beginning of period	0.1	7.1	318.3	325.0	—	650.5

Cash and cash equivalents, end of period	$128.3	$166.3	$340.6	$311.9	$—	$947.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the quarters and six month periods ended June 30, 2010 and 2009, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

REGIONAL AGGREGATION

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more meaningful information than would be possible on a consolidated basis, our properties (as of June 30, 2010, or as otherwise noted below) have been grouped as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester (2)	Harrah’s Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel & Casino
Bill’s Gamblin’ Hall & Saloon
Planet Hollywood Resort & Casino (1)

Illinois/Indiana	Other Nevada	Managed and International
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin (4)
Harrah’s Joliet (3)	Harrah’s Lake Tahoe	Harrah’s Cherokee (4)
Harrah’s Metropolis	Harvey’s Lake Tahoe	Harrah’s Rincon (4)
Horseshoe Hammond	Harrah’s Laughlin	Conrad Punta del Este (2)
Caesars Windsor (5)
London Clubs International (6)

(1)	Acquired on February 19, 2010.
(2)	We have approximately 95 percent ownership interest in this property.
(3)	We have an 80 percent ownership interest in and manage this property.
(4)	Managed, not owned.
(5)	We have a 50 percent interest in Windsor Casino Limited, which manages this property. The province of Ontario owns the complex.
(6)	As of June 30, 2010, we operate/manage 10 casino clubs in the provinces of the United Kingdom, 2 in Egypt and 1 in South Africa.

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

Consolidated Operating Results

Because the financial results for 2010 and 2009 include impairment charges, the following tables present separately Income/(loss) from operations before impairment charges and the impairment charges to provide more meaningful comparisons of results. This presentation is not in accordance with U.S. GAAP.

(In millions)	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2010	2009			2010	2009
Casino revenues	$1,717.0	$1,810.6	(5.2)%		$3,467.0	$3,622.8	(4.3)%
Net revenues	2,220.7	2,271.4	(2.2)%		4,409.1	4,526.1	(2.6)%
(Loss)/income from operations	(0.3)	6.3	N/M		225.5	291.7	(22.7)%
Impairment charges	100.0	297.1	N/M		100.0	297.1	N/M
Income from operations before impairment charge	99.7	303.4	(67.1)%		325.5	588.8	(44.7)%
(Loss)/income from continuing operations, net of tax	(272.5)	2,296.8	N/M		(466.1)	2,169.4	N/M
(Loss)/income attributable to Harrah’s Entertainment, Inc.	(274.0)	2,289.0	N/M		(469.6)	2,156.3	N/M
Operating margin	N/M	0.3%	(0.3	)pt	5.1%	6.4%	(1.3	)pts
Operating margin before impairment charges	4.5%	13.4%	(8.9	)pts	7.4%	13.0%	(5.6	)pts

Revenues for the quarter and six months ended June 30, 2010 declined primarily due to the continuing impact of the recession on customers’ discretionary spending, which was partially offset by revenues associated with our February 2010 acquisition of Planet Hollywood. Included in the second quarters of 2010 and 2009 were impairment charges related to goodwill and other non-amortizing intangible assets of $100.0 million and $297.1 million, respectively. Prior to consideration of impairment charges, income from operations declined for the second quarter and six months ended June 30, 2010 when compared with the prior year periods driven by the income impact of reduced revenues, increased marketing and labor-related expenses, incremental depreciation and remediation costs in the Las Vegas region, a legal accrual of $25.0 million (see Note 12, “Litigation” in the Notes to the Consolidated Condensed Financial Statements), and a charge of approximately $52.2 million to fully reserve a note-receivable balance related to the Foxwoods project in Philadelphia. Income from continuing operations, net of tax, for the quarter and six months ended June 30, 2009, includes net gains on early extinguishments of debt of $4,279.5 million and $4,280.7 million, respectively.

Gains on early extinguishments of debt during the quarter and six months ended June 30, 2009, mentioned above, relate to multiple debt transactions initiated throughout the 2009 periods, including: i) the exchange of approximately $3,648.8 million principal amount of new 10% second-priority senior secured notes due in 2018 for approximately $5,470.1 million aggregate principal amount of outstanding debt with maturity dates ranging from 2010 to 2018, ii) the purchase of approximately $1,337.8 million principal amount of outstanding debt through tender offers or open market purchases; and iii) transactions to retire a portion of and amend the terms of our credit facility agreement and issue approximately $1,375.0 million principal amount of senior secured notes due 2017.

In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the CMBS Letter Agreement agreed to in March 2010 (discussed later within the capital resources section of this Management’s Discussion and Analysis), we have agreed to pay lenders selling these CMBS Loans during the fourth quarter 2009 an additional $48 million for their loans previously sold, subject to the execution of definitive documentation for the amendment. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010 and is included in the results for the six months ended June 30, 2010.

Las Vegas Results

(In millions)	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2010	2009			2010	2009
Casino revenues	$364.1	$381.3	(4.5)%		$743.7	$750.8	(0.9)%
Net revenues	712.7	705.2	1.1%		1,395.5	1,391.6	0.3%
Income/(loss) from operations	72.1	(123.3)	N/M		178.0	0.5	N/M
Impairment charges	—	255.1	N/M		—	255.1	N/M
Income from operations before impairment charges	72.1	131.8	(45.3)%		178.0	255.6	(30.4)%
Operating margin	10.1%	(17.5)%	27.6	pts	12.8%	N/M	12.8	pts
Operating margin before impairment charges	10.1%	18.7%	(8.6	)pts	12.8%	18.4%	(5.6	)pts

On February 19, 2010, Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, Inc., acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns and operates the Planet Hollywood Resort and Casino (“Planet Hollywood”) located in Las Vegas, Nevada. Net revenues and income from continuing operations before income taxes (excluding transaction costs associated with the acquisition) of Planet Hollywood subsequent to the date of acquisition through June 30, 2010 of $91.5 million and $15.5 million, respectively, are included in consolidated results from operations for the six months ended June 30, 2010.

For the quarter and six months ended June 30, 2010, net revenues increased in the Las Vegas Region from the 2009 periods due to the first quarter 2010 acquisition of Planet Hollywood. Same store revenue declines of 8.2% in the second quarter of 2010 when compared with 2009 resulted from increased room inventory in the market and lower spend per visitor, despite hotel occupancy remaining strong in the mid-90% range. Income from operations in the quarter and six months ended June 30, 2010 was lower than the comparable prior year periods, driven by the earnings impact of reduced revenues, incremental depreciation associated with the Caesars Palace expansions placed into service late in 2009, and increased levels of remediation costs during 2010 at two properties within the region. For the quarter and six months ended June 30, 2009, income from operations included a charge of $255.1 million recorded in the second quarter 2009 for the impairment of goodwill for certain Las Vegas properties. These charges were the result of an assessment for impairment that was prompted by the relative impact of weak economic conditions on certain of our properties.

An expansion and renovation of Caesars Palace Las Vegas was completed in stages during 2009 on the Octavius Tower, a new hotel tower with 110,000 square feet of additional meeting and convention space, three 10,000-square-foot luxury villa suites and an expanded pool and garden area. We have deferred completion of approximately 660 rooms, including 75 luxury suites, in the hotel tower expansion as a result of current economic conditions impacting the Las Vegas tourism sector. The convention center and the remainder of the expansion project, other than the deferred rooms, was completed during 2009. The Company has incurred capital expenditures of approximately $647.0 million on this project through June 30, 2010, and does not expect to incur significant additional capital expenditures on this project until construction on the deferred rooms is resumed.

Atlantic City Results

(In millions)	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2010	2009			2010	2009
Casino revenues	$432.5	$479.7	(9.8)%		$857.3	$942.2	(9.0)%
Net revenues	487.9	516.2	(5.5)%		945.4	1,000.1	(5.5)%
Income from operations	27.7	67.4	(58.9)%		49.2	104.5	(52.9)%
Operating margin	5.7%	13.1%	(7.4	) pts	5.2%	10.4%	(5.2	) pts

Revenues for the quarter and six months ended June 30, 2010 were lower than in the comparable prior year periods due to reduced customer spend per trip. Revenues for the six-months ended June 30, 2010 were also impacted by unusually harsh winter storms during the first quarter of 2010. For the quarter and six months ended June 30, 2010, cost savings initiatives were unable to offset increased marketing and labor-related expenses and the earnings impact of reduced revenues, which contributed to the 2010 declines in income from operations.

Louisiana/Mississippi Results

(In millions)	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2010	2009			2010	2009
Casino revenues	$272.1	$288.3	(5.6)%		$554.6	$594.5	(6.7)%
Net revenues	298.7	314.9	(5.1)%		605.7	649.4	(6.7)%
(Loss)/ income from operations	(30.6)	53.1	N/M		1.7	111.4	(98.5)%
Impairment charges	51.0	—	N/M		51.0	—	N/M
Income from operations before impairment charges	20.4	53.1	(61.6)%		52.7	111.4	(52.7)%
Operating margin	(10.2)%	16.9%	(27.1	) pts	0.3%	17.2%	(16.9	) pts
Operating margin before impairment charges	6.8%	16.9%	(10.1	) pts	8.7%	17.2%	(8.5	) pts

Revenues for the quarter and six months ended June 30, 2010 from our properties in Louisiana and Mississippi were lower than the comparable prior year periods driven by lower visitation and customer spend per trip. Income from operations was lower than in the second quarter and first six months of 2009 as cost-savings initiatives were unable to offset the earnings impact of reduced revenues and increased marketing expenses. Income/(loss) from operations included a charge of $51.0 million for the quarter and six months ended June 30, 2010 for the impairment of goodwill at one of the region’s properties. The charge was the result of an assessment for impairment that was prompted by the relative impact of weak economic conditions on certain of our properties.

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi. We have halted construction on this project, and will continue to review and refine the project in light of the current economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of June 30, 2010, $178.2 million had been spent on this project.

Iowa/Missouri Results

	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009			2010	2009
Casino revenues	$174.2	$178.6	(2.5)%		$349.9	$360.0	(2.8)%
Net revenues	186.1	190.6	(2.4)%		373.7	384.2	(2.7)%
Income from operations	44.6	49.8	(10.4)%		92.1	97.6	(5.6)%
Operating margin	24.0%	26.1%	(2.1	) pts	24.6%	25.4%	(0.8	) pts

Revenues for the quarter and six months ended June 30, 2010 at our Iowa and Missouri properties were lower than the comparable prior year periods due to new competition in the market and the continuing impact of the weak economy. Income from operations for the quarter and six months ended June 30, 2010 declined when compared with the 2009 comparable periods primarily due to the earnings impact of the revenue declines.

Illinois/Indiana Results

	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009			2010	2009
Casino revenues	$294.6	$315.0	(6.5)%		$592.5	$620.4	(4.5)%
Net revenues	295.5	313.1	(5.6)%		592.5	616.4	(3.9)%
Income from operations	38.3	51.6	(25.8)%		77.2	88.0	(12.3)%
Operating margin	13.0%	16.5%	(3.5	) pts	13.0%	14.3%	(1.3	) pts

Revenues declined in the quarter and six months ended June 30, 2010 due to the continuing impact of the weak economy. Income from operations in the second quarter and first six months of 2010 declined when compared to the 2009 comparable periods primarily due to the earnings impact of the revenue declines.

Other Nevada Results

	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009			2010	2009
Casino revenues	$88.0	$90.6	(2.9)%		$174.7	$180.4	(3.2)%
Net revenues	110.8	114.5	(3.2)%		220.7	229.1	(3.7)%
(Loss)/income from operations	(38.4)	11.5	N/M		(31.3)	19.1	N/M
Impairment charges	49.0	—	N/M		49.0	—	N/M
Income from operations before impairment charges	10.6	11.5	(7.8)%		17.7	19.1	(7.3)%
Operating margin	(34.7)%	10.0%	(44.7	)pts	(14.2)%	8.3%	(22.5	)pts
Operating margin before impairment charges	9.6%	10.0%	(0.4	)pts	8.0%	8.3%	(0.3	)pts

For the quarter and six months ended June 30, 2010, revenues from our Nevada properties outside of Las Vegas were lower than in the 2009 comparable periods due to lower guest visitation and customer spend per trip. For the quarter ended June 30, 2010, income from operations includes a charge of $49.0 million for the impairment of goodwill and other non-amortizing intangible assets at one of the region’s properties. The charge was the result of an assessment for impairment that was prompted by the relative impact of weak economic conditions on certain of our properties. Prior to the consideration of impairment charges, income from operations in the second quarter and first six months of 2010 declined when compared to the 2009 comparable periods primarily due to the earnings impact of the revenue declines.

Managed and International

	Quarter Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009		2010	2009
Revenues
Managed	$8.5	$10.4	(18.3)%	$21.0	$20.0	5.0%
International	102.2	92.2	10.8%	219.9	206.5	6.5%

Net revenues	$110.7	$102.6	7.9%	$240.9	$226.5	6.4%

Income/(loss) from operations
Managed	$3.1	$4.6	(32.6)%	$7.1	$7.9	(10.1)%
International	3.5	(4.2)	N/M	14.9	4.6	N/M

Total Income/(loss) from operations	$6.6	$0.4	N/M	$22.0	$12.5	76.0%

N/M=Not Meaningful

Managed and international include income from our managed properties and results of our international properties. Revenues from our Managed and International properties rose in the second quarter and first six months of 2010 due to strong volumes at our Uruguay and London Clubs properties. Income from operations increased in the second quarter and six months ended June 30, 2010 when compared to 2009 as a result of the earnings impact of increased revenues.

Other Factors Affecting Net Income

(In millions) Expense/(Income)	Quarter Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2010	2009		2010	2009
Corporate expense	$36.9	$41.7	(11.5)%	$71.4	$72.0	(0.8)%
Write-downs, reserves and recoveries	95.1	26.9	N/M	107.6	54.3	98.2%
Impairment of intangible assets	100.0	297.1	N/M	100.0	297.1	N/M
Acquisition and integration costs	0.4	0.1	N/M	7.6	0.3	N/M
Amortization of intangible assets	39.6	43.7	(9.4)%	82.3	87.5	(5.9)%
Interest expense, net	456.8	463.4	(1.4)%	948.3	960.2	(1.2)%
(Gains)/losses on early extinguishments of debt	(18.7)	(4,279.5)	99.6%	28.7	(4,280.7)	N/M
Other income	(3.8)	(10.6)	(64.2)%	(18.4)	(19.1)	(3.7)%
(Benefit)/provision for income taxes	(162.1)	1,536.2	N/M	(267.0)	1,461.9	N/M
Income attributable to non-controlling interests	1.5	7.7	(80.5)%	3.5	12.9	(72.9)%
Discontinued operations, net of income taxes	—	0.1	(100.0)%	—	0.2	(100.0)%

N/M= Not Meaningful

Corporate expense decreased in the quarter and six months ended June 30, 2010 from the comparable periods in 2009 due primarily to expenses incurred in connection with our April 2009 debt exchange transaction that did not recur during 2010. These cost decreases were partially offset by increased labor-related expenses in the quarter and six months ended June 30, 2010 when compared with the same periods of 2009.

Write-downs, reserves and recoveries include various pretax charges to record certain long-lived tangible asset impairments, contingent liability reserves, demolition costs, recoveries of previously recorded non-routine reserves and other non-routine transactions. Given the nature of the transactions included within write-downs, reserves and recoveries, these amounts are not expected to be comparable from year-to-year, nor are the amounts expected to follow any particular trend from year-to-year. For the quarter and six months ended June 30, 2010, total write-downs, reserves and recoveries were $95.1 million and $107.6 million, respectively, an increase of $68.2 million and $53.3 million, respectively when compared with amounts recorded during the same periods of the prior year.

Included in write-downs, reserves and recoveries for the quarter and six-months 2010 with no comparable amounts in 2009 is a legal accrual of $25.0 million (see Note 12, “Litigation” in the Notes to the Consolidated Condensed Financial Statements), and a charge of approximately $52.2 million to fully reserve a note-receivable balance related to the Foxwoods project in Philadelphia. Amounts incurred during the quarter ended June 30, 2010 for remediation costs were $15.6 million, and increased by $3.4 million when compared to the second quarter of 2009. Remediation costs for the six months ended June 30, 2010, totaled $31.7 million, an increase of $11.9 million compared to the same period of 2009. Partially offsetting these charges for the six-months ended June 30, 2010 was the release of a $4.8 million reserve recorded during the first quarter 2010 for excise tax for which the statute of limitations has expired.

During the fourth quarter of each year, we perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30. We perform assessments for impairment of goodwill and other intangible assets more frequently if impairment indicators exist. Due to the relative impact of weak economic conditions on certain properties, we performed interim assessments of goodwill and certain intangible assets for impairment during the second quarters of 2010 and 2009. These interim assessments resulted in impairment charges of $100.0 million and $297.1 million recorded during the second quarters of 2010 and 2009, respectively.

An evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the economy continues to deteriorate during the remainder of 2010, discount rates increase significantly, or the Company does not meet its projected performance, the Company could have additional impairment to record within the third or fourth quarter of 2010 financial statements, and such impairments could be material.

Acquisition and integration costs in 2010 include costs in connection with our acquisition of PHW Las Vegas.

Amortization of intangible assets was slightly lower in the quarter and six months ended June 30, 2010 when compared to the same periods in 2009 due to lower intangible asset balances as a result of certain contract rights being fully amortized during 2009.

Interest expense declined by $6.6 million and $11.9 million in the quarter and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Interest expense is reported net of capitalized interest of $0.4 million and $14.7 million for the quarters ended June 30, 2010 and 2009, respectively, and net of capitalized interest of $0.6 million and $23.3 million for the six months ended June 30, 2010 and 2009, respectively. The majority of the capitalized interest in 2009 related to the Caesars Palace expansion in Las Vegas. Prior to the consideration of capitalized interest, interest expense declined by $20.9 million and $34.5 million in the quarter and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due primarily to lower debt levels resulting from debt exchanges that occurred in April 2009 and from repurchases of debt in open-market transactions that occurred primarily during the second half of 2009 and to changes in the variable rates received under our interest rate swap agreements. Interest expense for the quarter ended June 30, 2010, as a result of interest rate swap agreements and interest rate cap agreement, includes (i) gains of $59.3 million due to measured ineffectiveness and amounts excluded from effectiveness testing; and (ii) $8.4 million of expense due to amortization of deferred losses frozen in Accumulated Other Comprehensive Loss (“OCI”). Interest expense for the six months ended June 30, 2010, as a result of interest rate swap agreements and interest rate cap agreement, includes (i) gains of $48.7 million due to measured ineffectiveness and amounts excluded from effectiveness testing; and (ii) $14.3 million of expense due to amortization of deferred losses frozen in OCI.

The second quarter 2010 gains on the early extinguishment of debt relates to gains recognized on the purchase of $46.6 million of CMBS Loans, partially offset by losses on the retirement or redemption of approximately $741.8 million outstanding debt of HOC. In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the CMBS Letter Agreement agreed to in March 2010, we have agreed to pay lenders selling these CMBS Loans an additional $48 million for their loans previously sold, subject to the execution of definitive documentation for the amendment. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter and is included in the six months ended June 30, 2010 results. The gain on early extinguishment of debt during the quarter ended June 30, 2009 represents discounts related to the exchange of certain outstanding debt for new debt and purchases of certain of our debt in the open market during the quarter and six months ended June 30, 2009.

As a result of the cancellation of our debt investment in certain predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investment to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Statement of Operations for the six months ended June 30, 2010. In addition, other income for all periods presented included insurance policy proceeds related to the Company’s deferred compensation plan.

For the second quarter of 2010, we recorded a tax benefit of $162.1 million on pre-tax loss from continuing operations of $434.6 million (an effective tax rate of 37.3 percent), compared with a tax provision of $1,536.2 million on a pre-tax income from continuing operations of $3,833.0 million in the second quarter of 2009 (an effective tax rate of 40.1 percent). The company’s second quarter of 2010 recorded benefit was favorably impacted by the reversal of previously accrued taxes and interest related to a state income tax settlement and other discrete items, partially offset by the unfavorable impact of the goodwill impairment charge for which we received no tax benefit. For the six months ended June 30, 2010, we recorded tax benefit of $267.0 million on pre-tax loss from continuing operations of $733.1 million, compared with a tax provision of $1,461.9 million on pre-tax income from continuing operations of $3,631.3 million for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

In light of the severe economic downturn and adverse conditions in the travel and leisure industry generally, Harrah’s Entertainment has undertaken a comprehensive cost reduction effort to right-size expenses with business levels. Beginning in August 2008, the program includes organizational restructurings at our corporate and property operations, reduction of employee travel and entertainment expenses, rationalization of our corporate-wide marketing expenses, procurement savings, and headcount reductions at property operations and corporate offices. As of June 30, 2010, Harrah’s Entertainment has identified $700.4 million in estimated cost savings from these initiatives, of which approximately $581.9 million had been realized in the trailing twelve month period ending June 30, 2010.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs, joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the six months ended June 30, 2010, excluding costs related to the acquisition of Planet Hollywood, totaled approximately $75.2 million. Estimated total capital expenditures for 2010 are expected to be between $175 million and $250 million.

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

Our cash and cash equivalents totaled $1,328.7 million at June 30, 2010 compared to $918.1 million at December 31, 2009.

Capital Resources

A substantial portion of the financing of the Company is comprised of credit facility and notes financing obtained by HOC. This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure approximately $5,504.6 million of commercial mortgage-backed securities (“CMBS”). Information pertaining solely to the consolidated financial position and results of HOC and its subsidiaries can be found in Exhibit 99 of this Form 10-Q.

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

The following table presents our debt as of June 30, 2010 and December 31, 2009:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at June 30, 2010	Face Value at June 30, 2010	Book Value at June 30, 2010	Book Value at Dec. 31, 2009
Credit Facilities and Secured Debt
Term Loans
Term Loans B1-B3	2015	3.32%-3.53%	$5,825.1	$5,825.1	$5,835.3
Term Loan B4	2016	9.5%	995.0	971.9	975.3
Revolving Credit Facility	2014	3.23%-3.75%	—	—	427.0
Senior Secured Notes	2017	11.25%	2,095.0	2,047.3	2,045.2
CMBS financing	2013*	3.35%	5,504.6	5,504.6	5,551.2
Second-Priority Senior Secured Notes	2018	12.75%	750.0	741.0	—
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	1,993.5	1,959.1
Second-Priority Senior Secured Notes	2015	10.0%	214.8	153.9	150.7
Secured debt	2010	6.0%	25.0	25.0	25.0
Chester Downs term loan	2016	12.375%	217.1	205.1	217.2
PHW Las Vegas senior secured loan	2011	3.21%	552.2	437.4	—
Other, various maturities	Various	4.25%-6.0%	0.2	0.2	—
Subsidiary-guaranteed debt
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.5%	10.0	10.0	9.4
Unsecured Senior Debt
5.5%	2010	5.5%	—	—	186.9
8.0%	2011	8.0%	—	—	12.5
5.375%	2013	5.375%	125.2	98.4	95.5
7.0%	2013	7.0%	0.6	0.7	0.7
5.625%	2015	5.625%	784.3	556.1	319.5
6.5%	2016	6.5%	568.4	399.0	251.9
5.75%	2017	5.75%	532.1	336.9	151.3
Floating Rate Contingent Convertible Senior Notes	2024	0.5%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	—	—	142.5
8.125%	2011	8.125%	—	—	11.4
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	67.1	67.1	68.4
Other	Various	Various	11.6	11.6	18.1
Capitalized Lease Obligations
6.42%-9.8%	to 2020	6.42%-9.8%	9.9	9.9	10.2

Total debt			23,320.1	19,873.5	18,943.1
Current portion of long-term debt			(67.6)	(67.6)	(74.3)

Long-term debt			$23,252.5	$19,805.9	$18,868.8

*	The 2013 maturity of the CMBS loans is prior to finalization of the amendment to the CMBS Financing which would extend the maturity to 2015 as discussed further below.

Book values of debt as of June 30, 2010 are presented net of unamortized discounts of $3,446.7 million and unamortized premiums of $0.1 million. As of December 31, 2009, book values are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million.

At June 30, 2010, $25.0 million, face amount, of our 6.0% Secured Note due July 15, 2010, is classified as long-term in our Consolidated Condensed Balance Sheet because the Company currently has both the intent and the ability to refinance this debt with funds from our revolving credit facility. Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, and the special improvement district bonds.

Issuances, Redemptions and Open-Market Purchases

During the second quarter of 2010, HOC completed the offering of $750.0 million aggregate principal amount of 12.75% second-priority senior secured notes due 2018 and used the proceeds of this offering to redeem or repay the following outstanding debt:

Debt (dollars in millions)	Maturity	Interest Rate	Face Value
5.5% Senior Notes	2010	5.5%	$191.6
8.0% Senior Notes	2011	8.0%	13.2
8.125% Senior Subordinated Notes	2011	8.125%	12.0
Revolving Credit Facility	2014	3.23%-3.25%	525.0

In connection with the retirement of the outstanding senior and senior subordinated notes above, HOC recorded a pre-tax loss of $4.6 million during the second quarter 2010.

On June 3, 2010, Harrah’s announced an agreement under which affiliates of each of Apollo, TPG and Paulson & Co. Inc. (“Paulson”) will exchange $1,118 million face amount of debt for approximately 15.6% of the common equity of Harrah’s Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835 million, face amount, of HOC notes that were held by another subsidiary of Harrah’s Entertainment for aggregate consideration of approximately $557 million, including accrued interest. In connection with this sale, HOC recorded additional discount on the sale of the debt, reducing the net book value of HOC’s outstanding debt by approximately $27.4 million at the date of the transaction. The exchange of the debt for equity is expected to be completed in the fourth quarter of 2010 or first quarter of 2011. Any notes exchanged for equity will be held by a subsidiary of Harrah’s Entertainment and will remain outstanding for purposes of HOC.

In June 2010, we purchased approximately $46.6 million face value of CMBS Loans for approximately $22.6 million and recognized a pre-tax gain on the transaction of approximately $23.3 million.

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

As of June 30, 2010, our Credit Facilities provide for senior secured financing of up to $8,450.1 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $6,820.1 million with $5,825.1 million maturing on January 20, 2015 and $995.0 million maturing on October 31, 2016, and (ii) a senior secured revolving credit facility in an aggregate principal amount of $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $6,820.1 million face amount of borrowings were outstanding under the Credit Facilities as of June 30, 2010, with $130.6 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,499.4 million of additional borrowing capacity was available to the Company under its revolving credit facility as of June 30, 2010.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of June 30, 2010, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan, 150 basis points over the alternate base rate for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of i) the then-current LIBOR rate or ii) 2.0%; in each case plus an applicable margin. At June 30, 2010, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of June 30, 2010, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our outstanding notes (secured and unsecured) have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt for the next twelve months, a hypothetical 1% increase in corresponding interest rates would change interest expense for the twelve months following June 30, 2010 by approximately $63.5 million. At June 30, 2010, the three-month USD LIBOR rate was 0.5369%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $34.1 million. These hypothetical interest amounts exclude interest on the $5,810 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, through the earlier of the expiration of such swap agreements or twelve months. At June 30, 2010, our variable-rate debt, excluding the aforementioned $5,810 million of variable-rate debt hedged against interest rate swap agreements, represents approximately 35.6% of our total debt, while our fixed-rate debt is approximately 64.4% of our total debt.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Caesars Atlantic City	(Hotel only)	Harrah’s North Kansas City
Imperial Palace	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Council Bluffs
Bill’s Gamblin’ Hall & Saloon		Horseshoe Bossier City	Horseshoe Council Bluffs/
		Harrah’s Tunica	Bluffs Run
Horseshoe Tunica
Tunica Roadhouse Hotel & Casino

Illinois/Indiana	Other Nevada
Horseshoe Southern Indiana	Harrah’s Reno
Harrah’s Metropolis	Harrah’s Lake Tahoe
Horseshoe Hammond	Harvey’s Lake Tahoe

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

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio, as defined in the agreements, (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million first lien notes issued June 15, 2009 and the $720.0 million first lien notes issued on September 11, 2009 and (b) up to $250 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The indenture governing the 10.75% Senior Notes, 10.75%/11.5% Senior Toggle Notes and the agreements governing the other cash pay debt and PIK toggle debt limit HOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to HOC only, engage in any business or own any material asset other than all of the equity interest of HOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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

Interest Payments

        The amount outstanding under the Amended and Restated Loan Agreement bears interest, paid monthly, at a rate per annum equal to LIBOR plus 2.859%. The outstanding amount is secured by the assets of PHW Las Vegas, and is non-recourse to other subsidiaries of the Company. A subsidiary of Harrah’s Operating Company, Inc. owns interest only participations that pay interest at a fixed rate equal to $7.3 million per year. After consideration of amounts received on our interest only participations, the amount outstanding under the Amended and Restated Loan Agreement bears interest payable to 3rd parties at a rate per annum equal to LIBOR plus 1.533%.

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

In the fourth quarter of 2009, we purchased approximately $950 million of face value of CMBS Loans for approximately $237 million. Pursuant to the terms of the amendment, we have agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $48 million for their loans previously sold, subject to the execution of definitive documentation for the amendment. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010 and is included in the six months ended June 30, 2010 results. In addition, we have agreed to purchase approximately $124 million of face value of CMBS Loans for $37 million, subject to the execution of definitive documentation for the amendment.

Derivative Instruments — Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2010 we have entered into 10 interest rate swap agreements for notional amounts totaling $6,500 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of June 30, 2010 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of June 30, 2010	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.316%	July 26, 2010	April 25, 2011
April 25, 2007	200	4.896%	0.316%	July 26, 2010	April 25, 2011
April 25, 2007	200	4.925%	0.316%	July 26, 2010	April 25, 2011
April 25, 2007	200	4.917%	0.316%	July 26, 2010	April 25, 2011
April 25, 2007	200	4.907%	0.316%	July 26, 2010	April 25, 2011
September 26, 2007	250	4.809%	0.316%	July 26, 2010	April 25, 2011
September 26, 2007	250	4.775%	0.316%	July 26, 2010	April 25, 2011
April 25, 2008	2,000	4.276%	0.316%	July 26, 2010	April 25, 2013
April 25, 2008	2,000	4.263%	0.316%	July 26, 2010	April 25, 2013
April 25, 2008	1,000	4.172%	0.316%	July 26, 2010	April 25, 2012

The variable rate on our interest rate swap agreements did not materially change as a result of the July 26, 2010 reset.

Until October 2009, our interest rate swap agreements were designated as cash flow hedging instruments for accounting purposes. During October 2009, we borrowed $1,000 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facilities. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000 million swap agreement, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the quarter and six months ended June 30, 2010, we recorded $2.2 million and $4.3 million, respectively, as an increase to interest expense, and we will record an additional $8.7 million as an increase to interest expense and other comprehensive income over the next 12 months, all related to deferred losses on the $1,000 million interest rate swap.

During the fourth quarter of 2009, we re-designated approximately $310 million of the $1,000 million swap as a cash flow hedging instrument. As a result, at June 30, 2010, $5,810 million of our total interest rate swap agreements notional amount of $6,500 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap agreement not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

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

On November 30, 2009, we purchased and extinguished approximately $948.8 million of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap remained effective subsequent to the debt extinguishment. As a result of the extinguishment, in the fourth quarter 2009, we reclassified approximately $12.1 million of deferred losses out of Accumulated Other Comprehensive Loss and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500 million interest rate cap, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the quarter and six months ended June 30, 2010, we recorded $6.0 million and $9.5 million, respectively, as an increase to interest expense, and we will record an additional $20.9 million as an increase to interest expense and Accumulated Other Comprehensive Loss over the next 12 months, all related to deferred losses on the interest rate cap. In connection with the extinguishment of $46.6 million of the CMBS Financing, on June 7, 2010, we reclassified approximately $1 million of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap into interest expense associated with hedges for which the forecasted transactions are no longer probable of occurring.

On January 31, 2010, we re-designated $4,650 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the amended and restated loan agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5%, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PWC Las Vegas senior secured loan, we have designated $525 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

Derivative Instruments — Impact on Financial Statements

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the quarters ended June 30, 2010 and 2009 for amounts transferred into or out of Accumulated Other Comprehensive Loss:

	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging Relationships	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009		Quarter Ended June 30, 2010	Quarter Ended June 30, 2009		Quarter Ended June 30, 2010	Quarter Ended June 30, 2009
Interest rate contracts	$78.8	$32.4	Interest Expense	$8.4	$0.2	Interest Expense	$(59.3)	$—

		Amount of Loss or (Gain) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009
Interest Rate Contracts	Interest Expense	$4.9	$—

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 for amounts transferred into or out of Accumulated Other Comprehensive Loss:

	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging Relationships	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009		Six Months Ended June 30, 2010	Six Months Ended June 30, 2009		Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest rate contracts	$123.9	$(40.0)	Interest Expense	$14.3	$0.4	Interest Expense	$(48.7)	$—

		Amount of Loss or (Gain) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest Rate Contracts	Interest Expense	$9.8	$—

In addition to the impact on interest expense from amounts reclassified from Accumulated Other Comprehensive Loss, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended June 30, 2010 and 2009 by approximately $68.0 million and $54.5 million, respectively. This cash settlement portion of the interest rate swap agreements increased interest expense for the six months ended June 30, 2010 and 2009 by approximately $134.5 million and $97.6 million, respectively.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize, as of June 30, 2010, total material additions to or changes in our contractual obligations and other commitments through their respective maturity or ending dates, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations (a) (In millions)	Increase/ (Decrease)	Total
Face value of debt, including capital lease obligations	$1,268.2	$23,320.1
Estimated interest payments (b)	294.0	10,174.2
Operating lease obligations	131.2	1,965.6
Purchase order obligations	25.8	57.7
Guaranteed payments to State of Louisiana	(30.0)	44.8
Construction commitments	3.5	57.1
Community reinvestment	(28.3)	88.8
Entertainment obligations	(13.0)	100.0
Other contractual obligations	10.8	577.0

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

(b)	Estimated interest for variable rate debt is based on rates at June 30, 2010. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Letters of credit	$(31.6)	$130.6
Minimum payments to tribes	(6.9)	23.8

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 54 months from June 30, 2010, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2009 Annual Report on Form 10-K. Significant changes to our accounting policies and any new accounting pronouncements are further discussed in Note 2, “Recently Issued Accounting Pronouncements”, to the consolidated financial statements included in Item I of this Form 10-Q.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $19,873.5 million of total debt at June 30, 2010, $7,077.4 million, excluding $5,810.0 million of variable rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. To manage our interest rate risk, we have entered into interest rate swap agreements with respect to LIBOR borrowings for a notional amount of $6,500 million of this variable rate debt, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6,500 million at a LIBOR cap rate of 4.5% and an interest rate cap agreement for a notional amount of $554.3 million at a LIBOR cap rate of 5%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $63.5 million. At June 30, 2010, the 3-Month USD LIBOR rate was 0.5369%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $34.1 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the second quarter and six months of 2010. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Litigation Related to Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. (“Caesars”) and the Company acquired Caesars in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan’s benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. The plaintiffs and the defendants are engaged in a Court-mandated mediation effort to attempt to determine an appropriate remedy. We have been advised by counsel for the defendants that the plaintiffs have estimated that the damages are in the range of $180 million to $250 million. Counsel for the defendants has further advised that approximately $50 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.

The Company received a letter from Hilton dated October 7, 2009 notifying the Company for the first time of this lawsuit and alleging that the Company has potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, the Company believes its maximum potential exposure is approximately 30% to 33% of the amount ultimately awarded as damages. The Company is not a party to the proceedings between the plaintiffs and the defendants and has not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, the Company does not have access to information sufficient to enable the Company to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between a representative of the Company and a representative of the defendants, the Company believes it is probable that damages will be at least $80 million and, accordingly, the Company recorded a charge of $25 million in the second quarter 2010 in relation to this matter. The Company believes that it may have various defenses if a claim under the Allocation Agreement is asserted against the Company, including defenses as to the amount of damages. Because the Company has not had access to sufficient information regarding this matter, we cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.

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

The fee hearing was heard on June 23, 2010 and was continued until July 2, 2010. On July 1, 2010, in a unanimous opinion, the appeals court affirmed the trial court’s grant of summary judgment in HOC’s favor dismissing Baha Mar’s tort, fraud and breach of contract claims and declaring that HOC properly exercised a valid right to terminate the joint venture. The appeals court also held that HOC was entitled to recover its attorney’s fees and costs incurred in the litigation with the amount to be determined per the trial court fee hearing process. Because the appeals court decision is unanimous, Baha Mar has no right to appeal to the New York Court of Appeals. On July 2, 2010, HOC and Baha Mar had an evidentiary hearing on HOC’s fee claim and the trial court has yet to make a decision.

Litigation Related to the December 2008 Exchange Offer

On January 9, 2009, S. Blake Murchison and Willis Shaw filed a purported class action lawsuit in the United Stated District Court for the District of Delaware, Civil Action No. 09-00020-SLR, against Harrah’s Entertainment, Inc. and its board of directors, and Harrah’s Operating Company, Inc. The lawsuit was amended on March 4, 2009, alleging that the bond exchange offer which closed on December 24, 2008 wrongfully impaired the rights of bondholders. The amended complaint alleges, among others, breach of the bond indentures, violation of the Trust Indenture Act of 1939, equitable rescission, and liability claims against the members of the board. The amended complaint seeks, among other relief, class certification of the lawsuit, declaratory relief that the alleged violations occurred, unspecified damages to the class, and attorneys’ fees. On April 30, 2009 the defendants stipulated to the plaintiff’s request to dismiss the lawsuit, without prejudice, which the court entered on June 18, 2009. Plaintiff requested the court to award it attorneys’ fees. On June 30, 2010, the court denied plaintiff’s request for fees and plaintiff has filed a notice of appeal with the Third Circuit United States Courts of Appeals.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

3.3	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.5	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.4	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.5	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.6	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.7	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.8	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description

4.11	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.15	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.16	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.18	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.19	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.20	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.21	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.22	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

Exhibit Number	Exhibit Description

4.23	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.24	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.25	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.26	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.27	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.28	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.29	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

4.30	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.31	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.32	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.33	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.34	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.35	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

Exhibit Number	Exhibit Description

4.36	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.37	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.38	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.39	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 17, 2009.)

4.40	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.41	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

4.42	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.43	Registration Rights Agreement, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc, as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.44	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.45	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.46	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

4.47	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

4.48	Joinder to Registration Rights Agreement, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

Exhibit Number	Exhibit Description

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 29, 2009.)

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

Exhibit Number	Exhibit Description

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.14	Amended and Restated Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Paris Las Vegas Propco, LLC and Harrah’s Laughlin Propco, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.15	Amended and Restated First Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Paris Las Vegas Mezz 1, LLC and Harrah’s Laughlin Mezz 1, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.16	Amended and Restated Second Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Paris Las Vegas Mezz 2, LLC and Harrah’s Laughlin Mezz 2, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.17	Amended and Restated Third Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Paris Las Vegas Mezz 3, LLC and Harrah’s Lauglin Mezz 3, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.18	Amended and Restated Fourth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Paris Las Vegas Mezz 4, LLC and Harrah’s Laughlin Mezz 4, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.19	Amended and Restated Fifth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Paris Las Vegas 5, LLC and Harrah’s Laughlin Mezz 5, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.20	Amended and Restated Sixth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Paris Las Vegas Mezz 6, LLC and Harrah’s Laughlin Mezz 6, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.21	Amended and Restated Seventh Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Paris Las Vegas Mezz 7, LLC and Harrah’s Laughlin Mezz 7, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.22	Amended and Restated Eighth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Paris Las Vegas Mezz 8, LLC and Harrah’s Laughlin Mezz 8, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

10.23	Amended and Restated Ninth Mezzanine Loan Agreement, dated as of May 22, 2008, by and among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Paris Las Vegas Mezz 9, LLC and Harrah’s Laughlin Mezz 9, LLC, as Borrowers, and JPMorgan Chase Bank, N.A., as Lender. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.24	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.25	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2010.)

†10.26	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.27	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.28	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.29	Employment Agreement made as of October 14, 2009 between Harrah’s Operating Company, Inc. and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.30	Form of Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed October 6, 2008.)

†10.31	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.32	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.33	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

10.34	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.35	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.36	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.37	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.38	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

Exhibit Number	Exhibit Description

10.39	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.40	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.41	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.42	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.43	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.44	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.45	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.46	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.47	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.48	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.49	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.50	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended February 23, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed March 1, 2010.)

†10.51	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.52	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.53	Stock Option Grant Agreement dated February 27, 2008 between J. Carlos Tolosa and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.54	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

†10.55	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.56	Stock Option Grant Agreement dated December 1, 2009 between Peter E. Murphy and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

†10.57	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Gary W. Loveman, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne, and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.58	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.).

10.59	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.60	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.61	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc., Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2010

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2010.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2010.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2010.

*99	Supplemental Discussion of Pro Forma Harrah’s Operating Company Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

August 16, 2010	By:	/S/ DIANE E. WILFONG
Vice President, Controller and Chief Accounting Officer