Form 10-Q
period 2010-09-30
HARRAHS ENTERTAINMENT INC
filed 2010-11-05
CIK 858339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 3, 2010, the Registrant had 10 shares of voting Common Stock and 60,539,388 shares of non-voting Common Stock outstanding.

HARRAH’S ENTERTAINMENT, INC.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Condensed Financial Statements	3

	Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	4

	Consolidated Condensed Statements of Operations for the quarters and nine months ended September 30, 2010 and 2009	5

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	6

	Consolidated Condensed Statements of Stockholders’ Equity/(Deficit) and Comprehensive Loss as of and for the nine month period ended September 30, 2010	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	68

Item 4T.	Controls and Procedures	68

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3.	Defaults Upon Senior Securities	80

Item 4.	Removed and Reserved	80

Item 5.	Other Information	80

Item 6.	Exhibits	81

SIGNATURES		94

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

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

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in millions, except share amounts)	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$1,323.7	$918.1
Receivables, less allowance for doubtful accounts of $215.6 and $207.1	334.4	323.5
Deferred income taxes	154.2	148.2
Prepayments and other	172.3	156.4
Federal income tax receivable	233.3	—
Inventories	48.5	52.7

Total current assets	2,266.4	1,598.9

Land, buildings, riverboats and equipment	19,732.3	19,206.0
Less: accumulated depreciation	(1,815.4)	(1,281.2)

	17,916.9	17,924.8
Assets held for sale	2.9	16.7
Goodwill	3,413.7	3,456.9
Intangible assets other than goodwill	4,799.2	4,951.3
Investments in and advances to non-consolidated affiliates	36.2	94.0
Deferred charges and other	852.6	936.6

	$29,287.9	$28,979.2

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$261.5	$260.8
Interest payable	429.7	195.6
Accrued expenses and other current liabilities	1,198.4	1,074.8
Current portion of long-term debt	255.1	74.3

Total current liabilities	2,144.7	1,605.5
Long-term debt	19,462.0	18,868.8
Deferred credits and other	970.9	872.5
Deferred income taxes	5,647.7	5,856.9

	28,225.3	27,203.7

Commitments and contingencies
Preferred stock; $0.01 par value; 40,000,000 shares authorized, zero and 19,893,515 shares issued and outstanding (net of zero and 42,020 shares held in treasury) as of September 30, 2010 and December 31, 2009, respectively	—	2,642.5

Stockholders’ equity/(deficit)
Common stock, non-voting and voting; $0.01 par value; 80,000,020 shares authorized; 60,543,317 and 40,672,302 shares issued and outstanding (net of 150,427 and 85,907 shares held in treasury) as of September 30, 2010 and December 31, 2009, respectively	0.6	0.4
Additional paid-in capital	6,137.2	3,480.0
Accumulated deficit	(4,903.7)	(4,269.3)
Accumulated other comprehensive loss	(215.7)	(134.0)

Total Harrah’s Entertainment, Inc. Stockholders’ equity/(deficit)	1,018.4	(922.9)
Non-controlling interests	44.2	55.9

Total stockholders’ equity/(deficit)	1,062.6	(867.0)

	$29,287.9	$28,979.2

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30		Nine Months Ended September 30,
(In millions, except share and per share data))	2010	2009	2010	2009
Revenues
Casino	$1,784.3	$1,822.0	$5,251.3	$5,444.8
Food and beverage	395.0	381.5	1,157.8	1,129.3
Rooms	296.0	271.5	858.5	817.8
Management fees	9.1	14.9	31.2	43.5
Other	155.5	159.5	439.9	447.9
Less: casino promotional allowances	(351.4)	(367.2)	(1,041.1)	(1,075.0)

Net revenues	2,288.5	2,282.2	6,697.6	6,808.3

Operating expenses
Direct
Casino	1,010.9	997.6	2,982.9	2,968.0
Food and beverage	164.0	152.9	469.7	451.1
Rooms	67.2	54.3	195.5	160.4
Property general, administrative and other	540.8	513.7	1,580.0	1,518.3
Depreciation and amortization	181.4	175.6	548.1	516.8
Project opening costs	1.7	0.3	4.0	2.9
Write-downs, reserves and recoveries	28.7	24.3	136.3	78.6
Impairment of intangible assets	44.0	1,328.6	144.0	1,625.7
Loss on interests in nonconsolidated affiliates	1.7	1.2	2.1	1.3
Corporate expense	32.4	39.7	103.8	111.7
Acquisition and integration costs	0.7	—	8.3	0.3
Amortization of intangible assets	39.3	44.2	121.7	131.7

Total operating expenses	2,112.8	3,332.4	6,296.4	7,566.8

Income/(loss) from continuing operations	175.7	(1,050.2)	401.2	(758.5)
Interest expense, net of interest capitalized	(523.6)	(444.5)	(1,471.9)	(1,404.7)
Gains/(losses) on early extinguishments of debt	77.4	(1.5)	48.7	4,279.2
Other income, including interest income	9.8	4.1	28.2	23.2

(Loss)/income from continuing operations before income taxes	(260.7)	(1,492.1)	(993.8)	2,139.2
Benefit/(provision) for income taxes	97.5	(128.9)	364.5	(1,590.8)

(Loss)/income from continuing operations, net of tax	(163.2)	(1,621.0)	(629.3)	548.4

Discontinued operations
Loss from discontinued operations	—	(0.1)	—	(0.4)
Benefit for income taxes	—	—	—	0.1

Loss from discontinued operations, net of tax	—	(0.1)	—	(0.3)

Net (loss)/income	(163.2)	(1,621.1)	(629.3)	548.1
Less: net income attributable to non-controlling interests	(1.6)	(3.2)	(5.1)	(16.1)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	(164.8)	(1,624.3)	(634.4)	532.0
Preferred stock dividends	—	(82.0)	—	(259.3)

Net (loss)/income attributable to common stockholders	$(164.8)	$(1,706.3)	$(634.4)	$272.7

Earnings per share - basic
(Loss)/income from continuing operations	$(2.72)	$(41.95)	$(11.70)	$6.71
Discontinued operations, net	—	—	—	(0.01)

Net (loss)/income	$(2.72)	$(41.95)	$(11.70)	$6.70

Earnings per share - diluted
(Loss)/income from continuing operations	$(2.72)	$(41.95)	$(11.70)	$4.53
Discontinued operations, net	—	—	—	—

Net (loss)/income	$(2.72)	$(41.95)	$(11.70)	$4.53

Basic weighted-average common shares outstanding	60,551,645	40,678,117	54,218,369	40,687,765

Diluted weighted-average common shares outstanding	60,551,645	40,678,117	54,218,369	117,351,685

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in millions)	2010	2009
Cash flows provided by/(used in) operating activities
Net (loss)/income	$(629.3)	$548.1
Adjustments to reconcile net (loss)/income to cash flows provided by operating activities:
Loss from discontinued operations, before income taxes	—	0.4
Gains on early extinguishments of debt	(48.7)	(4,279.2)
Depreciation and amortization	889.9	873.4
Non-cash write-downs, reserves and recoveries, net	102.0	17.6
Impairment of intangible assets	144.0	1,625.7
Share-based compensation expense	16.5	12.4
Deferred income taxes	(176.7)	1,490.6
Gain on adjustment of investment	(7.1)	—
Change in federal income tax receivable	(233.3)	—
Net change in long-term accounts	(38.1)	142.4
Net change in working capital accounts	263.9	(5.6)
Other	25.3	(28.2)

Cash flows provided by operating activities	308.4	397.6

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	(124.6)	(411.9)
Investments in subsidiaries	(63.2)	—
Payment made for partnership interest	(19.5)	—
Payment made for Pennsylvania gaming rights	(16.5)	—
Cash acquired in business acquisition	33.0	—
Investments in and advances to non-consolidated affiliates	(5.0)	(12.8)
Proceeds from asset sales	14.3	20.0
Other	(14.4)	(12.3)

Cash flows used in investing activities	(195.9)	(417.0)

Cash flows provided by/(used in) financing activities
Proceeds from the issuance of long-term debt	1,292.2	2,259.6
Debt issuance costs	(20.1)	(54.1)
Discount on debt	(38.8)	—
Borrowings under lending agreements	1,175.0	1,651.6
Repayments under lending agreements	(1,605.0)	(2,707.1)
Cash paid in connection with early extinguishments of debt	(273.5)	(680.8)
Scheduled debt retirements	(214.7)	(40.5)
Purchase of additional interest in subsidiary	—	(83.7)
Non-controlling interests’ distributions, net of contributions	(5.8)	(13.0)
Other	(8.3)	(14.5)

Cash flows provided by financing activities	301.0	317.5

Cash flows from discontinued operations
Cash flows from operating activities	—	(0.4)
Effect of deconsolidation of variable interest entities	(7.9)	—

Net increase in cash and cash equivalents	405.6	297.7
Cash and cash equivalents, beginning of period	918.1	650.5

Cash and cash equivalents, end of period	$1,323.7	$948.2

See accompanying notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock			Additional	Retained Earnings/	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive (Loss)/Income
(in millions)	Shares Outstanding	Amount		Paid-in- Capital	(Accumulated Deficit)
Balance at December 31, 2009	40.7	$0.4		$3,480.0	$(4,269.3)	$(134.0)	$55.9	$(867.0)
Net (loss)/income					(634.4)		5.1	(629.3)	(629.3)
Share-based compensation				16.3			0.2	16.5
Repurchase of treasury shares	*	*	*	(1.3)				(1.3)
Cumulative preferred stock dividends				(64.6)				(64.6)
Cancellation of cumulative preferred stock dividends in connection with conversion of preferred stock to common stock				717.2				717.2
Conversion of non-voting perpetual preferred stock to non-voting common stock	19.9	0.2		1,989.6				1,989.8
Pension adjustment, net of tax benefit of $0.0						(0.7)		(0.7)	(0.7)
Foreign currency translation adjustments, net of tax benefit of $0.0						9.0	(1.4)	7.6	7.6
Fair market value of swap agreements, net of tax benefit of $29.9						(73.1)		(73.1)	(73.1)
Fair market value of interest rate cap agreements, net of tax benefit of $0.1						(0.1)		(0.1)	(0.1)
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax benefit of $1.7						(17.2)		(17.2)	(17.2)
Reclassification of loss on interest rate locks from other comprehensive loss to interest expense, net of tax provision of $0.2						0.4		0.4	0.4
Non-controlling distributions, net of contributions							(5.8)	(5.8)
Effect of deconsolidation of variable interest entities							(9.8)	(9.8)

Comprehensive Loss, nine months ended September 30, 2010									$(712.4)

Balance at September 30, 2010	60.5	$0.6		$6,137.2	$(4,903.7)	$(215.7)	$44.2	$1,062.6

*	Amount rounds to zero but results in a reduction of 0.1 to the rounded total

**	Amount rounds to zero and does not change rounded total.

See accompanying Notes to Consolidated Condensed Financial Statements.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Harrah’s Entertainment, Inc. (“Harrah’s Entertainment,” the “Company,” “we,” “our” or “us,” and including our subsidiaries where the context requires) is a Delaware corporation. As of September 30, 2010, we owned, operated or managed 52 casinos in seven countries, but primarily in the United States and England. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Canada, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, and one combination harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

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

On July 21, 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-20, “Disclosures About the Credit Quality of Financing receivables and the Allowance for Credit Losses,” (ASC Topic 310, “Receivables”). The amendments in the update require more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amendments in the update are effective for the first interim or annual reporting period ending on or after December 15, 2010. We are currently assessing what impact the adoption of this update will have on our consolidated financial position, results of operations and cash flows.

In September 2010, the FASB ratified the final consensus of Emerging Issues Task Force (“EITF”) Issue 10-C (ASU 2010-25, “Plan Accounting — Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force)”). The Task Force concluded that participant loans should be classified as notes receivables and measured at the unpaid principal balance plus any accrued by unpaid interest. The update also excludes participant loans from the credit quality disclosure requirements in ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The update is effective for fiscal years ending after December 15, 2010, and should be applied retrospectively to all prior periods presented. We are currently assessing what impact the adoption of the update will have on our consolidated financial position, results of operations and cash flows

In April 2010, the FASB issued ASU 2010-16, “Accruals for Casino Jackpot Liabilities,” (ASC Topic 924, “Entertainment—Casinos”). The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Instead, jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This update applies to both base and progressive jackpots. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We have elected not to adopt early application. Upon adoption of this standard on January 1, 2011, we will adjust our recorded accrual with a corresponding cumulative effect adjustment to Retained Earnings, neither of which are expected to be material to our consolidated balance sheet.

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

Selected financial information for 2009 related to the two joint ventures that were deconsolidated is as follows:

(In millions)	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Net Revenues	$10.3	$31.9
(Loss)/income from operations	(0.1)	1.9

Note 3—Acquisitions

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

The Company paid approximately $67.2 million during the second half of 2009 for the combination of i) the Company’s initial debt investment in certain predecessor entities of PHW Las Vegas; and ii) certain interest only participations associated with the debt of certain predecessor entities of PHW Las Vegas. In connection with the cancellation of our debt investment in such predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investments to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Statement of Operations for the nine months ended September 30, 2010. Also, as a result of the acquisition, the Company acquired the net cash balance of PHW Las Vegas, resulting in a net positive cash flow of $12.7 million for the nine months ended September 30, 2010.

In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of HOC canceled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into an amended and restated loan agreement (the “Amended and Restated Loan Agreement”) as discussed in Note 5, Debt, below.

Selected financial information related to Planet Hollywood for periods subsequent to our date of acquisition is as follows:

(In millions)	Quarter ended September 30, 2010	Acquisition through September 30, 2010
Net Revenues	$67.7	$159.2
Income from operations	7.9	23.4

PHW Las Vegas is not a significant subsidiary of the Company and, as a result, pro forma information for periods prior to the acquisition of PHW Las Vegas is not provided.

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

(In millions)	February 19, 2010
Assets
Current assets
Cash and cash equivalents	$31.5
Accounts receivable	14.6
Prepayments and other	6.1
Inventories	1.8

Total current assets	54.0
Land, buildings, riverboats and equipment	461.0
Goodwill	9.2
Intangible assets other than goodwill	5.4
Deferred charges and other	13.2

542.8

Liabilities
Current liabilities
Accounts payable	(1.9)
Interest payable	(1.1)
Accrued expenses	(28.3)
Current portion of long-term debt	(4.5)

Total current liabilities	(35.8)

Long-term debt, net of discount	(433.3)
Deferred credits and other	(12.6)

Total liabilities	(481.7)

Net assets acquired	$61.1

During the quarter ended September 30, 2010, the Company continued to review its preliminary purchase price allocation and the supporting valuations and related assumptions. Based upon these reviews, the Company made adjustments to its preliminary purchase price allocation (included in the table above) that resulted in an increase to the recorded goodwill of $0.3 million. The Company has not finalized its review of the purchase price allocation.

Thistledown Racetrack

On September 15, 2009, we announced that the United States Bankruptcy Court for the District of Delaware had approved an agreement for the sale of Thistledown Racetrack in Cleveland, Ohio from Magna Entertainment Corporation to HOC. The closing of the sale was subject to the satisfaction of certain conditions and receipt of all required regulatory approvals. The conditions to closing were never satisfied, and the agreement was never consummated. As a result the agreement was terminated by the seller on May 17, 2010.

On May 25, 2010, HOC entered into a new agreement to purchase the assets of Thistledown Racetrack. The acquisition was completed on July 28, 2010. The results of Thistledown Racetrack for periods subsequent to July 28, 2010 were consolidated with our results. In connection with this acquisition, we paid approximately $42.5 million during July 2010 to acquire the assets of Thistledown Racetrack.

The Company accounted for the acquisition of Thistledown Racetrack in accordance with ASC 805, “Business Combinations,” under which the purchase price of the acquisition has been allocated based upon preliminary estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. The preliminary purchase price allocation includes assets, liabilities and net assets acquired of Thistledown Racetrack of $46.8 million, $4.3 million and $42.5 million, respectively.

The Company has not finalized its purchase price allocation. The most significant of the items not finalized is the determination of deferred tax balances associated with differences between the estimated fair values and the tax bases of assets acquired and liabilities assumed.

Thistledown Racetrack is not a significant subsidiary of the Company and, as a result, pro forma information for periods prior to the acquisition of Thistledown Racetrack is not provided.

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

The following table sets forth changes in our goodwill and other intangible assets for the nine months ended September 30, 2010:

(In millions)	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Other
Balance at December 31, 2009	$1,391.0	$3,456.9	$3,560.3
Impairment charges	—	(92.0)	(52.0)
Acquisitions	5.4	29.3	—
Amortization Expense	(121.7)	—	—
Other	(0.2)	19.5	16.4

Balance at September 30, 2010	$1,274.5	$3,413.7	$3,524.7

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

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	September 30, 2010				December 31, 2009
(In millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	9.2	$1,457.0	$(335.2)	$1,121.8	$1,454.5	$(240.8)	$1,213.7
Contract rights	4.1	132.8	(81.8)	51.0	130.1	(66.5)	63.6
Patented technology	5.3	93.5	(31.2)	62.3	93.5	(22.4)	71.1
Gaming rights	13.8	42.8	(7.0)	35.8	42.8	(5.0)	37.8
Trademarks	2.3	7.8	(4.2)	3.6	7.8	(3.0)	4.8

		$1,733.9	$(459.4)	1,274.5	$1,728.7	$(337.7)	1,391.0

Non-amortizing intangible assets
Trademarks				1,927.8			1,937.0
Gaming rights				1,596.9			1,623.3

				3,524.7			3,560.3

Total intangible assets other than goodwill				$4,799.2			$4,951.3

The aggregate amortization of intangible assets for the quarter and nine months ended September 30, 2010 was $39.3 million and $121.7 million, respectively. Estimated annual amortization expense for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $160.8 million, $156.2 million, $154.9 million, $152.5 million and $142.3 million, respectively.

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

We have completed a preliminary assessment of goodwill and other non-amortizing intangible assets as of September 30, 2010, and as a result of this assessment, recorded a charge of $44.0 million within our Consolidated Statement of Operations in the third quarter which brings the charge recorded for the nine months ended September 30, 2010 to $144.0 million. This impairment charge is largely a result of adjustments to our long-term operating plan as a result of the current economic climate. We are not able to finalize our impairment charge until such time as we finalize our 2011 operating plan and certain other assumptions, which we expect to complete during fourth quarter 2010 in conjunction with our annual assessment for impairment as of September 30, 2010. Changes to the preliminary 2011 operating plan or other assumptions could require us to update our assessment of impairment, which could increase the required impairment charge.

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

The table below summarizes the 2010 impairments of goodwill and other non-amortizing intangible assets:

(in millions)	Quarter ended September 30, 2010	Nine months ended September 30, 2010
Goodwill	$—	$92.0
Trademarks	9.0	9.0
Gaming rights and other	35.0	43.0

Total impairment of goodwill and other non-amortizing intangible assets	$44.0	$144.0

Note 5—Debt

The following table presents our debt as of September 30, 2010 and December 31, 2009:

Detail of Debt (dollars in millions)	Maturity	Rate(s) at Sept. 30, 2010	Face Value at Sept. 30, 2010	Book Value at Sept. 30, 2010	Book Value at Dec. 31, 2009
Credit Facilities and Secured Debt
Term Loans
Term Loans B1-B3	2015	3.50%-3.53%	$5,820.1	$5,820.1	$5,835.3
Term Loan B4	2016	9.5%	992.5	970.1	975.3
Revolving Credit Facility	2014	3.23%-3.75%	—	—	427.0
Senior Secured Notes	2017	11.25%	2,095.0	2,048.4	2,045.2
CMBS financing	2015*	3.26%	5,380.9	5,342.9	5,551.2
Second-Priority Senior Secured Notes	2018	12.75%	750.0	741.1	—
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	2,012.5	1,959.1
Second-Priority Senior Secured Notes	2015	10.0%	214.8	155.6	150.7
Secured debt	2010	6.0%	—	—	25.0
Chester Downs term loan	2016	12.375%	212.8	201.3	217.2
PHW Las Vegas senior secured loan	2015**	3.12%	551.4	441.0	—
Other, various maturities	Various	4.25%-6.0%	0.9	0.9	—
Subsidiary-guaranteed debt
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.5%	10.5	10.5	9.4
Unsecured Senior Debt
5.5%	2010	5.5%	—	—	186.9
8.0%	2011	8.0%	—	—	12.5
5.375%	2013	5.375%	125.2	100.0	95.5
7.0%	2013	7.0%	0.6	0.7	0.7
5.625%	2015	5.625%	784.3	564.4	319.5
6.5%	2016	6.5%	568.5	403.6	251.9
5.75%	2017	5.75%	532.2	340.9	151.3
Floating Rate Contingent Convertible Senior Notes	2024	0.51%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	—	—	142.5
8.125%	2011	8.125%	—	—	11.4
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	67.1	67.1	68.4
Other	Various	Various	11.6	11.6	18.1
Capitalized Lease Obligations
6.42%-9.8%	to 2020	6.42%-9.8%	5.6	5.6	10.2

Total debt			23,155.9	19,717.1	18,943.1
Current portion of long-term debt			(255.1)	(255.1)	(74.3)

Long-term debt			$22,900.8	$19,462.0	$18,868.8

*	We are permitted to extend the maturity of the CMBS Loans from 2013 to 2015, subject to satisfying certain conditions, in connection with the amendment to the CMBS Facilities

**	The Planet Hollywood Las Vegas senior secured loan is subject to extension options moving its maturity from 2011 to 2015, subject to certain conditions

Book values of debt as of September 30, 2010 are presented net of unamortized discounts of $3,438.9 million and unamortized premiums of $0.1 million. As of December 31, 2009, book values are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million.

Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, and the special improvement district bonds.

Amendment to CMBS Financing

On August 31, 2010, we executed an agreement with the lenders under our commercial mortgage-backed securities (“CMBS”) financing to amend the terms of our CMBS financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be canceled.

In the fourth quarter of 2009, we purchased $948.8 million of face value of CMBS Loans for $237.2 million. Pursuant to the terms of the amendment as initially agreed to on March 5, 2010, we have agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $48.0 million for their loans previously sold, to be paid no later than December 31, 2010. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010.

In June 2010, we purchased $46.6 million face value of CMBS Loans for $22.6 million, recognizing a net gain on the transaction of approximately $23.3 million during the second quarter of 2010. In September 2010, in connection with the amendment, we purchased $123.8 million face value of CMBS Loans for $37.1 million, of which $31.0 million was paid at the closing of the CMBS amendment, and the remainder of which will be paid prior to December 31, 2010. We recognized a pre-tax gain on the transaction of approximately $77.4 million, net of deferred finance charges.

As part of the CMBS Loan Agreement, in order to extend the maturity of the CMBS Loans under the extension option, we will be required to extend our interest rate cap agreement to cover the two years of extended maturity of the CMBS Loans, with a maximum aggregate purchase price for such extended interest rate cap for $5.0 million. We have funded the $5.0 million obligation in connection with the closing of the CMBS Loan Agreement on September 1, 2010. As part of the amendment, we have also agreed to purchase $191.3 million of face value of CMBS Loans for $95.7 million during fourth quarter 2010.

Issuances and Redemptions

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

In connection with the retirement of the outstanding senior and senior subordinated notes above, HOC recorded a pre-tax loss of $4.5 million during the second quarter of 2010.

On June 3, 2010, Harrah’s announced an agreement under which affiliates of each of Apollo, TPG and Paulson & Co. Inc. (“Paulson”) will exchange approximately $1,118.3 million face amount of debt for approximately 15.6% of the common equity of Harrah’s Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835.4 million, face amount, of HOC notes that were held by another subsidiary of Harrah’s Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The exchange of the debt for equity is expected to be completed in the fourth quarter of 2010 or first quarter of 2011. Any notes exchanged for equity will be held by a subsidiary of Harrah’s Entertainment and will remain outstanding for purposes of HOC.

In connection with this debt sale, HOC recorded additional discount reducing the net book value of HOC’s outstanding debt by approximately $27.4 million at the date of the transaction.

Credit Agreement and Incremental Facility Amendment

HOC is party to the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for certain real estate loans (the “CMBS Financing”) and certain of HOC’s subsidiaries that are unrestricted subsidiaries. In late 2009, HOC completed cash tender offers for certain of its outstanding debt, and in connection with these tender offers, HOC borrowed $1,000.0 million of new term loans under its Credit Facilities pursuant to an incremental amendment (the “Incremental Loans”).

As of September 30, 2010, our Credit Facilities provide for senior secured financing of up to $8,442.6 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,812.6 million with $5,820.1 million maturing on January 28, 2015 and $992.5 million maturing on October 31, 2016, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities currently require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $6,812.6 million face amount of borrowings were outstanding under the Credit Facilities as of September 30, 2010, with $120.0 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,510.0 million of additional borrowing capacity was available to the Company under its revolving credit facility as of September 30, 2010.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of September 30, 2010, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan, 150 basis points over the alternate base rate for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0%; in each case plus an applicable margin. At September 30, 2010, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of September 30, 2010, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our outstanding notes (secured and unsecured) have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would change interest expense for the twelve months following September 30, 2010 by approximately $62.8 million. At September 30, 2010, the three-month USD LIBOR rate was 0.2914%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $18.3 million. These hypothetical interest amounts exclude interest on the $5,810.1 million of variable-rate debt for which our effective interest rate swap agreements are designated as hedging instruments for accounting purposes, through the earlier of the expiration of such swap agreements or twelve months. At September 30, 2010, our variable-rate debt, excluding the aforementioned $5,810.1 million of variable-rate debt hedged against effective interest rate swap agreements, represents approximately 35.2% of our total debt, while our fixed-rate debt is approximately 64.8% of our total debt.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans Hotel (only)	Harrah’s St. Louis
Bally’s Las Vegas	Caesars Atlantic City		Harrah’s Council Bluffs
Imperial Palace	Showboat Atlantic City	Harrah’s Louisiana Downs	Horseshoe Council Bluffs/ Bluffs Run
Bill’s Gamblin’ Hall & Saloon		Horseshoe Bossier City
Harrah’s Tunica
Horseshoe Tunica
Tunica Roadhouse Hotel & Casino

Illinois/Indiana	Other Nevada
Horseshoe Southern Indiana	Harrah’s Reno
Harrah’s Metropolis	Harrah’s Lake Tahoe
Horseshoe Hammond	Harveys Lake Tahoe

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

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio, as calculated pursuant to the applicable agreement, (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million first lien notes issued June 15, 2009 and the $720.0 million first lien notes issued on September 11, 2009 and (b) up to $250.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to last twelve months Adjusted EBITDA and consolidated debt to last twelve months Adjusted EBITDA ratios in each case as calculated pursuant to the applicable agreements. The covenants that restrict additional indebtedness and the ability to make future acquisitions require a last twelve months Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

The CMBS Financing includes negative covenants, subject to certain exceptions, restricting or limiting the ability of the borrowers and operating companies under the CMBS Financing (collectively, the “CMBS entities”) to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) make certain investments, loans and advances; (iv) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (v) enter into certain transactions with its affiliates; (vi) engage in any business other than the ownership of the properties and business activities ancillary thereto; and (vi) amend or modify the articles or certificate of incorporation, by-laws and certain agreements. The CMBS Financing also includes affirmative covenants that require the CMBS entities to, among other things, maintain the borrowers as “special purpose entities”, maintain certain reserve funds in respect of FF&E, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. In addition, the CMBS Financing obligates the CMBS entities to apply excess cash flow from the CMBS properties in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS entities that may be distributed to Harrah’s Entertainment. For example, the CMBS entities are required to use 100% of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Harrah’s Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Harrah’s Entertainment is limited to 85% of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100% of excess cash flow for such quarter and $31.25 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS entities will need to be utilized in connection with such amortization and will not be available for distribution to Harrah’s Entertainment.

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

Interest Payments

The amount outstanding under the Amended and Restated Loan Agreement bears interest, payable to third party lenders on a monthly basis, at a rate per annum equal to LIBOR plus 1.533%. Interest only participations of PHW Las Vegas bear interest at a fixed rate equal to $7.3 million per year, payable to a subsidiary of Harrah’s Operating Company, Inc. that owns such participations.

Derivative Instruments – Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2010 we have entered into 13 interest rate swap agreements, three of which have effective dates starting in 2011, subsequent to the expiration of seven of our other swap agreements. As a result of staggering the effective dates, we have a notional amount of $6,500.0 million outstanding through April 25, 2011, and a notional amount of $5,750.0 million outstanding beginning after April 25, 2011. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of September 30, 2010 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Sept 30, 2010	Next Reset Date	Maturity Date
	(in millions)
April 25, 2007	$200	4.898%	0.498%	October 26, 2010	April 25, 2011
April 25, 2007	200	4.896%	0.498%	October 26, 2010	April 25, 2011
April 25, 2007	200	4.925%	0.498%	October 26, 2010	April 25, 2011
April 25, 2007	200	4.917%	0.498%	October 26, 2010	April 25, 2011
April 25, 2007	200	4.907%	0.498%	October 26, 2010	April 25, 2011
September 26, 2007	250	4.809%	0.498%	October 26, 2010	April 25, 2011
September 26, 2007	250	4.775%	0.498%	October 26, 2010	April 25, 2011
April 25, 2008	2,000	4.276%	0.498%	October 26, 2010	April 25, 2013
April 25, 2008	2,000	4.263%	0.498%	October 26, 2010	April 25, 2013
April 25, 2008	1,000	4.172%	0.498%	October 26, 2010	April 25, 2012
April 26, 2011	250	1.351%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.347%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.350%	—	April 26, 2011	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the October 26, 2010 reset.

Until October 2009, our effective interest rate swap agreements were designated as cash flow hedging instruments for accounting purposes. During October 2009, we borrowed $1,000.0 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facilities. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500.0 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000.0 million swap agreement, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500.0 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the quarter and nine months ended September 30, 2010, we recorded $2.2 million and $6.5 million, respectively, as an increase to interest expense, and we will record an additional $8.7 million as an increase to interest expense and other comprehensive income over the next twelve months, all related to deferred losses on the $1,000.0 million interest rate swap.

During the fourth quarter of 2009, we re-designated approximately $310.1 million of the $1,000.0 million swap as a cash flow hedging instrument. Also, on September 29, 2010, we entered into three forward interest rate swap agreements for notional amounts totaling $750.0 million that have been designated as cash flow hedging instruments. As a result, at September 30, 2010, $6,560.0 million of our total interest rate swap agreements notional amount of $7,250.0 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap agreement not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

Derivative Instruments – Interest Rate Cap Agreements

On January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The interest rate cap agreement, which was effective January 28, 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument for accounting purposes on May 1, 2008.

On November 30, 2009, June 7, 2010, and September 1, 2010, we purchased and extinguished approximately $948.8 million, $46.6 million, and $123.8 million, respectively, of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap remained effective subsequent to each debt extinguishment. As a result of the extinguishments, in the fourth quarter 2009, second quarter 2010, and third quarter 2010, we reclassified approximately $12.1 million, $0.6 million, and $1.5 million, respectively, of deferred losses out of Accumulated Other Comprehensive Loss and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the quarter and nine months ended September 30, 2010, we recorded $6.7 million and $16.2 million, respectively, as an increase to interest expense, and we will record an additional $20.9 million as an increase to interest expense and Accumulated Other Comprehensive Loss over the next twelve months, all related to deferred losses on the interest rate cap. In connection with the extinguishment of $46.6 million of the CMBS Financing, on June 7, 2010, we reclassified approximately $1.0 million of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap into interest expense associated with hedges for which the forecasted transactions are no longer probable of occurring.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the amended and restated loan agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we have designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

Derivative Instruments – Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps					Accrued expenses	$(37.9)	Accrued expenses	$—
Interest rate swaps		$—		$—	Deferred credits and other	(342.7)	Deferred credits and other	(337.6)
Interest rate cap	Deferred charges and other	1.0	Deferred charges and other	56.8		—		—

Subtotal		1.0		56.8		(380.6)		(337.6)
Derivatives not designated as hedging instruments
Interest rate swaps		—		—	Deferred credits and other	(37.5)	Deferred credits and other	(37.6)
Interest rate cap	Deferred charges and other	0.3	Deferred charges and other	—		—		—

Subtotal		0.3		—		(37.5)		(37.6)

Total Derivatives		$1.3		$56.8		$(418.1)		$(375.2)

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the quarters ended September 30, 2010 and 2009 for amounts transferred into or out of Accumulated Other Comprehensive Loss:

	Amount of (Gain) or Loss Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives designated as hedging instruments	Quarter Ended Sept 30, 2010	Quarter Ended Sept 30, 2009		Quarter Ended Sept 30, 2010	Quarter Ended Sept 30, 2009		Quarter Ended Sept 30, 2010	Quarter Ended Sept 30, 2009
Interest rate contracts	$19.1	$94.7	Interest expense	$9.1	$0.2	Interest expense	$(6.4)	$—

							Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments						Location of (Gain) or Loss Recognized in Income	Quarter Ended Sept 30, 2010	Quarter Ended Sept 30, 2009
Interest rate contracts						Interest expense	$1.0	$—

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the nine months ended September 30, 2010 and 2009 for amounts transferred into or out of accumulated other comprehensive loss:

	Amount of (Gain) or Loss Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives designated as hedging instruments	Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009		Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009		Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009
Interest rate contracts	$143.0	$54.7	Interest expense	$23.4	$0.6	Interest expense	$(55.1)	$—

							Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments						Location of (Gain) or Loss Recognized in Income	Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009
Interest rate contracts						Interest expense	$10.8	$—

In addition to the impact on interest expense from amounts reclassified from accumulated other comprehensive loss, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended September 30, 2010 and 2009 by approximately $64.8 million and $50.0 million, respectively. This cash settlement portion of the interest rate swap agreements increased interest expense for the nine months ended September 30, 2010 and 2009 by approximately $199.3 million and $147.6 million, respectively.

Note 6—Stock-Based Employee Compensation

Our share-based compensation expense consists primarily of time-based and performance-based options that have been granted to management, other personnel and key service providers. As of September 30, 2010, there was approximately $58.8 million of total unrecognized compensation cost related to stock option grants. The Company has recognized compensation expense associated with its stock-based employee compensation programs as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Amounts included in:
Corporate expense	$1.6	$2.6	$9.2	$5.8
Property general, administrative and other	2.3	1.4	7.3	6.6

Total stock-based compensation expense	$3.9	$4.0	$16.5	$12.4

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

The following is a summary of share-based option activity for the nine months ended September 30, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2009	3,194,175	$91.53	8.0
Options granted	1,277,895	57.19
Canceled	(109,968)

Outstanding at September 30, 2010	4,362,102	81.48	7.9

Exercisable at September 30, 2010	811,828	86.14	6.3

The assumptions used to estimate fair value and the resulting estimated fair value of options granted during the nine months ended September 30, 2010 are as follows:

Nine months ended September 30, 2010
Expected volatility	71.4%
Expected dividend yield	—
Expected term (in years)	6.63
Risk-free interest rate	2.36%
Weighted-average fair value per share of options granted	$26.83

Note 7—Preferred and Common Stock

Preferred Stock

At September 30, 2010 and December 31, 2009, the authorized shares of preferred stock were 40,000,000, par value $0.01 per share, stated value $100.00 per share.

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

As a result of the conversion of preferred stock into common stock, the Company has no shares of preferred stock outstanding as of September 30, 2010.

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

In connection with the debt for equity exchange described earlier and upon receipt of the requisite regulatory approvals, we intend to (i) reclassify Harrah’s Entertainment’s existing non-voting common stock into a new class of voting common stock, which will be the class of stock that Apollo, TPG and Paulson will receive in the debt for equity exchange, and (ii) cancel the existing class of non-voting common stock that is currently held by Hamlet Holdings, LLC. Concurrently with this reclassification, we intend to effect a 4.258 for 1 split of Harrah’s Entertainment’s new voting common stock such that Apollo, TPG and Paulson will each receive 42.58 shares of common stock for each $1,000 principal amount of Notes exchanged rather than 10 shares, and Harrah’s Entertainment’s then existing stockholders, including entities affiliated with Apollo and TPG, their co-investors and members of management, will each receive 4.258 shares of the new voting common stock described above in clause (i) above for each share of non-voting common stock they hold at that time.

Note 8—Write-downs, Reserves and Recoveries

Write-downs, reserves and recoveries include various pretax charges to record long-lived tangible asset impairments, contingent liability reserves, project write-offs, demolition costs, recoveries of previously recorded non-routine reserves and other non-routine transactions. The components of write-downs, reserves and recoveries were as follows:

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Remediation costs	$6.9	$8.4	$38.7	$28.2
Write-down of long-term note receivable	—	—	52.2	—
Litigation reserves, awards and settlements	(6.0)	(29.3)	21.0	(29.2)
Efficiency projects	0.3	6.0	0.9	27.9
Impairment of long-lived tangible assets	—	35.7	—	43.7
Loss on divested or abandoned assets	26.9	3.3	27.1	4.8
Other	0.6	0.2	(3.6)	3.2

Total write-downs, reserves and recoveries	$28.7	$24.3	$136.3	$78.6

Remediation costs related to room remediation projects at certain of our Las Vegas properties.

The $52.2 million write-down of long-term note receivable related to land and pre-development costs contributed to a venture for development of a casino project in Philadelphia with which we were involved prior to December 2005. In April 2010, the proposed operator for the project withdrew from the project and the Pennsylvania Gaming Control Board commenced proceedings to revoke the license for the project. As a result, we fully reserved the note during the second quarter 2010. Subsequently, in October 2010, the Company executed a term sheet pursuant to which, upon the occurrence of certain conditions, we intend to convert the note receivable and make an additional equity investment in the holder of the license, assume primary responsibility for design and development of the casino project, and manage the casino upon completion, as more fully discussed in Note 17, “Subsequent Events.”

Litigation reserves, awards and settlements for the quarter ended September 30, 2010 included a $9.0 million settlement received by the Company to settle an outstanding litigation matter. Litigation reserves, awards and settlements for the nine months ended September 30, 2010 also included a $25.0 million charge related to the Hilton matter, which is more fully discussed in Note 11, “Commitments and Contingent Liabilities.”

Efficiency program expenses in 2010 and 2009 represent costs incurred to identify and implement efficiency projects aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies. In 2009, the majority of the costs incurred related to the closing of the office in Memphis, Tennessee, which previously housed certain corporate functions.

We account for long-lived tangible assets to be held and used by evaluating their carrying value in relation to the operating performance and estimated future undiscounted cash flows generated by such assets, when indications of impairment are present. The nine months ended September 30, 2009, included impairment charges of $43.7 million, of which $35.7 million was recorded during the third quarter 2009 related to the closing of the office in Memphis, Tennessee.

Loss on divested or abandoned assets for the quarter and nine months ended September 30, 2010 includes charges of $21.2 million to write-off specific assets as a result of the indefinite deferral of certain capital projects in the Las Vegas and Atlantic City regions.

Other write-downs, reserves and recoveries for the nine months ended September 30, 2010 included the first quarter 2010 release of a $4.8 million reserve for excise tax for which the statute of limitations expired.

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

The Company’s income tax benefit/(provision) and effective tax rate were as follows:

(In millions, except effective tax rate)	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Loss)/income from continuing operations before income tax	$(260.7)	$(1,492.1)	$(993.8)	$2,139.2
Benefit/(provision) for income taxes	$97.5	$(128.9)	$364.5	$(1,590.8)
Effective tax rate	37.4%	N/M	36.7%	74.4%

Our effective tax rate for the quarter was favorably impacted by the effects of state tax benefits and discrete items. Our effective tax rate for the nine months ending September 30, 2010 was favorably impacted by the tax effects of state tax benefits, the reversal of previously accrued taxes and interest related to a state income tax settlement, a state effective rate change on our deferred tax balances, and other discrete items, partially offset by the impact of the goodwill impairment for which we did not receive tax benefit.

We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities (uncertain tax benefits (“UTB”)) resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. During the quarter ended September 30, 2010, our UTB, excluding related interest and penalties, increased by $61.1 million as a result of tax positions taken in a prior year related to cancellation of indebtedness income and several accounting method changes for tax purposes. During the nine months ended September 30, 2010, our UTB, excluding related interest and penalties, increased by $120.5 million as a result of tax positions taken during a prior year related to cancellation of indebtedness income and several accounting method changes for tax purposes, partially offset by a state income tax settlement. The change in gross UTB, excluding related interest and penalties, during the quarter and nine months ended September 30, 2010 benefited the effective rate by $0.0 million and $17.6 million, respectively.

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

Federal Income Tax Receivable

During 2010, in conjunction with filing our 2009 tax return, we implemented several accounting method changes for tax purposes including a method change to deduct currently certain repairs and maintenance expenditures which had been previously capitalized. As a result of the combination of the tax accounting method changes with our net operating loss, we reported a taxable loss for 2009 of $1,248.9 million. Approximately $170.9 million of this loss was carried back to the 2008 tax year to offset federal taxable income recognized and tax payable from that year.

On November 6, 2009, the Worker, Homeownership, and Business Act of 2009 was signed into law which provides an election to carryback a loss to the third, fourth or fifth year that precedes the year of loss. Because of this change in tax law, we elected to extend our U.S. federal 2009 net operating loss carryback period. Approximately $630.3 million of the 2009 taxable loss was carried back to the extended carryback period, resulting in an income tax refund receivable which is recorded in “Federal income tax receivable” as of September 30, 2010. We expect to receive the income tax refund of approximately $220.0 million, net of interest due on the 2008 tax payable, in the fourth quarter 2010. Our remaining 2009 federal net operating loss of approximately $447.7 million is available for carryover to future tax years.

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

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of September 30, 2010 and December 31, 2009.

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2010
Assets:
Cash equivalents	$685.0	$685.0	$—	$—
Investments	94.9	92.2	2.7	—
Derivative instruments	1.3	—	1.3	—
Liabilities:
Derivative instruments	(418.1)	—	(418.1)	—

December 31, 2009
Assets:
Cash equivalents	$132.7	$132.7	$—	$—
Investments	88.9	73.4	15.5	—
Derivative instruments	56.8	—	56.8	—
Liabilities:
Derivative instruments	(375.2)	—	(375.2)	—

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

Items to be Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of September 30, 2010, for debt with similar terms and maturities and market quotes of our publicly traded debt. As of September 30, 2010, the Company’s outstanding debt had a fair value of $19,870.9 million and a carrying value of $19,717.1 million. The Company’s interest rate swaps used for hedging purposes had fair values equal to their carrying values, in the aggregate a liability of $418.1 million, and our interest rate cap agreements had a fair value equal to their carrying value as an asset of $1.3 million at September 30, 2010. See additional discussion about derivatives in Note 5, “Debt.”

Interest-only Participations – Late in 2009, a subsidiary of HOC acquired certain interest only participations payable by certain predecessor entities of PHW Las Vegas. When the Company assumed the debt in connection with the acquisition of Planet Hollywood, these interest only participations survived the transaction and remain outstanding as an asset of a subsidiary of HOC as of September 30, 2010. In connection with both the initial acquisition of the interest only participations and the acquisition of Planet Hollywood, the fair value of these participations was determined based upon valuations as of each date. As the Company owns 100% of the outstanding participations, there is no active market available to determine a trading fair value at any point in time. As a result, the Company does not have the ability to update the fair value of the interest only participations subsequent to their acquisition and valuation, other than by estimating fair value based upon discounted future cash flows. Since discounted cash flows were used as the primary basis for valuation upon their acquisition, and are also being used as the method to determine the amortization of the value of such participations into earnings, the Company believes that the book value of the interest only participations at September 30, 2010 approximates their fair value.

Note 11—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 51 months from September 30, 2010, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of an annual payment obligation of $60.0 million of Jazz Casino Company, LLC, our wholly-owned subsidiary and owner of Harrah’s New Orleans, owed to the State of Louisiana. The guarantee currently expires on March 31, 2011.

In addition to the guarantees discussed above, we had total aggregate non-cancelable purchase obligations of $932.5 million as of September 30, 2010, including construction-related commitments.

Contingent Liability - Nevada Sales and Use Tax

The Supreme Court of Nevada decided in early 2008 that food purchased for subsequent use in the provision of complimentary and/or employee meals is exempt from use tax. Previously, such purchases were subject to use tax and the Company has claimed, but not recognized into earnings, a use tax refund totaling $32.2 million, plus interest, as a result of the 2008 decision. In early 2009, the Nevada Department of Taxation audited our refund claim, but has taken the position that those same purchases are now subject to sales tax; therefore, they subsequently issued a sales tax assessment totaling $27.4 million plus interest after application of our refund on use tax. While we have established certain reserves against possible loss on this matter, we believe that the Nevada Department of Taxation’s position has no merit and we moved the matter to a procedural, administrative hearing before a Nevada Department of Taxation administrative law judge.

On October 21, 2010, the administrative law judge issued a decision and ruled in our favor on a number of key issues. Each party may file an appeal with the Nevada Tax Commission and we are contemplating whether to appeal certain rulings.

Contingent Liability - Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (Hilton) spun-off its gaming operations as Park Place Entertainment Corporation (Park Place). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the Allocation Agreement) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the Hilton Plan) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. (Caesars) and the Company acquired Caesars in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan’s benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. Thereafter, the Court required the parties to attempt to agree on a remedies determination and further required the parties to submit briefs to the Court in support of their positions. On September 7, 2010, the Court issued an opinion resolving certain of Hilton’s and the plaintiffs’ issues regarding a remedies determination and requiring the parties to confer and take other actions in an effort to resolve the remaining issues. The Court may require the parties to submit additional briefs and schedules to support their positions and intends to hold another hearing before issuing a final judgment. Prior to the Court’s latest opinion, we were advised by counsel for the defendants that the plaintiffs have estimated that the damages are in the range of $180.0 million to $250.0 million. Counsel for the defendants further advised that approximately $50.0 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.

The Company received a letter from Hilton dated October 7, 2009 notifying the Company for the first time of this lawsuit and alleging that the Company has potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, the Company believes its maximum potential exposure is approximately 30% to 33% of the amount ultimately awarded as damages. The Company is not a party to the proceedings between the plaintiffs and the defendants and has not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, the Company does not have access to information sufficient to enable the Company to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between a representative of the Company and a representative of the defendants, the Company believes it is probable that damages will be at least $80.0 million and, accordingly, the Company recorded a charge of $25.0 million in accordance with ASC 450, Contingencies, during the second quarter 2010 in relation to this matter. The Company has not changed its belief respecting the damages which may be awarded in this lawsuit as a result of the aforementioned recent opinion of the Court. The Company also continues to believe that it may have various defenses if a claim under the Allocation Agreement is asserted against the Company, including defenses as to the amount of damages. Because the Company has not had access to sufficient information regarding this matter, we cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.

Employment Agreements

We have an employment agreement with one executive that provides for payments to the executive in the event of his termination after a change in control, as defined, and provides for, among other things, a compensation payment of 3.0 times the executive’s average annual compensation, as defined. The estimated amount, computed as of September 30, 2010, that would be payable under the agreement to the executive based on the compensation payment aggregated approximately $17.3 million. The estimated amount that would be payable to the executive does not include the tax gross-up payment, provided for in the agreement, that would be payable to the executive if the executive becomes entitled to severance payments which are subject to federal excise tax.

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

The fee hearing was heard on June 23, 2010 and was continued until July 2, 2010. On July 1, 2010, in a unanimous opinion, the appeals court affirmed the trial court’s grant of summary judgment in HOC’s favor dismissing Baha Mar’s tort, fraud and breach of contract claims and declaring that HOC properly exercised a valid right to terminate the joint venture. The appeals court also held that HOC was entitled to recover its attorney’s fees and costs incurred in the litigation with the amount to be determined per the trial court fee hearing process. Because the appeals court decision is unanimous, Baha Mar has no right to appeal to the New York Court of Appeals. On July 2, 2010, HOC and Baha Mar had an evidentiary hearing on HOC’s fee claim. On August 10, 2010, a special referee appointed by the court to recommend a fee judgment amount against the plaintiff recommended that the court enter an order awarding the Company nearly $12.2 million in fees. We await the court’s decision.

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

Note 13—Comprehensive Loss

The following activity affected comprehensive loss:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net (loss)/income	$(163.2)	$(1,621.1)	$(629.3)	$548.1
Pension adjustments	(1.1)	(1.0)	(0.7)	(0.7)
Reclassification of loss on derivative instruments from other comprehensive loss to net loss, net of tax	0.1	0.1	0.4	0.4
Foreign current translation adjustment, net of tax	9.0	11.2	7.6	33.5
Fair market value of swap agreements, net of tax	(9.9)	(54.9)	(73.1)	(50.2)
Fair market value of interest rate cap agreements, net of tax	—	—	(0.1)	—
Fair market value of interest rate cap agreements on commercial mortgage-backed securities, net of tax	4.6	(5.8)	(17.2)	15.5

Total comprehensive (loss)/income	$(160.5)	$(1,671.5)	$(712.4)	$546.6

Note 14—Earnings Per Share

The following table reconciles net (loss)/income attributable to Harrah's Entertainment, Inc. to net (loss)/income available to common stockholders used in our calculation of basic earnings per share and to net (loss)/income available to common stockholders used in our calculation of diluted earnings per share. It also reconciles the weighted-average number of common and common equivalent shares used in the calculations of basic and diluted earnings per share.

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2010	2009	2010	2009
Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(164.8)	$(1,624.3)	$(634.4)	$532.0
Preferred stock dividends	—	(82.0)	—	(259.3)

Net (loss)/income available to common stockholders used to calculate basic earnings per share	(164.8)	(1,706.3)	(634.4)	272.7
Effect of dilutive securities on net (loss)/income available to common stockholders	—	—	—	259.3

Net (loss)/income available to common stockholders used to calculate diluted earnings per share	$(164.8)	$(1,706.3)	$(634.4)	$532.0

Weighted-average common shares outstanding used in the calculation of basic earnings per share	60,551,645	40,678,117	54,218,369	40,687,765
Potential dilution from stock options and warrants	—	—	—	33,063
Potential dilution from convertible preferred shares	—	—	—	76,630,857

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	60,551,645	40,678,117	54,218,369	117,351,685

Antidilutive stock options, warrants, and convertible preferred shares excluded from the calculation of diluted earnings per share	4,364,199	79,579,564	22,899,789	2,998,941

Earnings per share on net (loss)/income – basic	$(2.72)	$(41.95)	$(11.70)	$6.70

Earnings per share on net (loss)/income – diluted	$(2.72)	$(41.95)	$(11.70)	$4.53

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Note 15—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our interest expense, net of capitalized interest, per the Consolidated Condensed Statements of Operations, to cash paid for interest, net of amount capitalized:

	Nine months ended September 30,
(In millions)	2010	2009
Interest expense, net of interest capitalized	$1,471.9	$1,404.7
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(237.8)	104.1
Amortization of deferred finance charges	(59.9)	(106.7)
Net amortization of discounts and premiums	(120.2)	(105.7)
Amortization of other comprehensive income	(31.4)	(2.2)
Rollover of Paid-in-Kind (“PIK”) interest into principal	(1.1)	(79.1)
Change in accrual (related to PIK interest)	—	(40.1)
Change in fair value of derivative instruments	54.1	—

Cash paid for interest, net of amount capitalized	$1,075.6	$1,175.0

Cash payments of income taxes, net	$25.9	$29.2

Significant 2010 non-cash transactions include the acquisition of Planet Hollywood discussed in Note 3, “Acquisitions,” the impairment of goodwill and other non-amortizing intangible assets discussed in Note 4, “Goodwill and Other Intangible Assets,” the first quarter 2010 conversion of preferred shares into common shares and the elimination of cumulative dividends on such preferred shares discussed in Note 7, “Preferred and Common Stock,” the second quarter 2010 write-down of long-term note receivable and litigation charge discussed in Note 8, “Write-downs, Reserves and Recoveries,” and the recording of a federal income tax receivable discussed in Note 9, “Income Taxes.”

Note 16—Related Party Transactions

In connection with the Acquisition, Apollo, TPG and their affiliates entered into a services agreement with Harrah’s Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees, which are included in Corporate expense in our Consolidated Statements of Operations, for the quarter and nine months ended September 30, 2010, were $7.1 million and $21.4 million, respectively. For the quarter and nine months ended September 30, 2009, fees paid to Apollo and TPG totaled approximately $7.2 million and $21.5 million, respectively. We also reimburse Apollo and TPG for expenses that they incur related to their management services.

Note 17—Subsequent Events

On October 15, 2010, Harrah’s Entertainment filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of its common stock as an amendment to a previously filed registration statement. Harrah’s Entertainment intends to sell up to $575.0 million of its common stock in this offering and anticipates using the net proceeds from this offering to fund growth projects and for general corporate purposes. We refer to this equity offering as the “IPO.”

On October 28, 2010, Chester Downs and Marina, LLC, a majority-owned subsidiary of HOC and owner of Harrah’s Chester, amended its existing senior secured term loan facility to obtain an additional $40.0 million of term loans. The additional loans have substantially the same terms as the existing term loans including with respect to interest rate, maturity and security. The proceeds of the additional loans will be used for general corporate purposes, including the repayment of indebtedness and capital expenditures.

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

Also in October 2010, the Company executed a term sheet pursuant to which it may acquire a minority interest in Philadelphia Entertainment and Development Partners, L.P., the holder of a license to develop and operate a casino project in Philadelphia, Pennsylvania. In addition to acquiring a minority interest, the Company would be primarily responsible for design and development of the project and enter into a management agreement to manage the project upon opening. The casino project is expected to open during 2012. Completion of the transaction is subject to a number of conditions, including without limitation the negotiation of definitive documentation, receipt of required regulatory approvals, receipt of acceptable financing, and other terms and conditions.

Note 18—Consolidating Financial Information of Guarantors and Issuers

As of September 30, 2010, HOC is the issuer of certain debt securities that have been guaranteed by Harrah’s Entertainment and certain subsidiaries of HOC. The following consolidating schedules present condensed financial information for Harrah’s Entertainment, the parent and guarantor; HOC, the subsidiary issuer; guarantor subsidiaries of HOC; and non-guarantor subsidiaries of Harrah’s Entertainment and HOC, which include PHW Las Vegas and the CMBS properties, as of September 30, 2010, and December 31, 2009, and for the quarters and nine months ended September 30, 2010 and 2009.

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2010

(in millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$316.7	$380.5	$262.1	$364.4	$—	$1,323.7
Receivables, net of allowance for doubtful accounts	—	9.7	225.5	99.2	—	334.4
Deferred income taxes	—	71.6	64.5	18.1	—	154.2
Prepayments and other	—	15.4	86.0	70.9	—	172.3
Federal income tax receivable	—	233.3	—	—	—	233.3
Inventories	—	0.4	32.5	15.6	—	48.5
Intercompany receivables	2.2	266.5	324.7	295.1	(888.5)	—

Total current assets	318.9	977.4	995.3	863.3	(888.5)	2,266.4
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	227.6	10,557.3	7,132.0	—	17,916.9
Assets held for sale	—	—	2.9	—	—	2.9
Goodwill	—	—	1,646.1	1,767.6	—	3,413.7
Intangible assets other than goodwill	—	5.8	4,124.5	668.9	—	4,799.2
Investments in and advances to nonconsolidated affiliates	501.1	13,784.2	7.6	62.1	(14,318.8)	36.2
Deferred charges and other	—	414.2	195.0	243.4	—	852.6
Intercompany receivables	210.0	1,108.3	1,187.7	706.6	(3,212.6)	—

	$1,030.0	$16,517.5	$18,716.4	$11,443.9	$(18,419.9)	$29,287.9

Liabilities and Stockholders’ Equity/ (Deficit)
Current liabilities
Accounts payable	$4.2	$105.2	$86.5	$65.6	$—	$261.5
Interest payable	—	418.0	1.9	9.8	—	429.7
Accrued expenses and other current liabilities	3.6	234.8	459.4	500.6	—	1,198.4
Current portion of long-term debt	—	30.0	5.7	219.4	—	255.1
Intercompany payables	—	37.7	477.4	373.4	(888.5)	—

Total current liabilities	7.8	825.7	1,030.9	1,168.8	(888.5)	2,144.7
Long-term debt	—	13,629.8	68.6	5,776.7	(13.1)	19,462.0
Deferred credits and other	—	737.8	134.1	99.0	—	970.9
Deferred income taxes	(0.2)	1,226.0	2,536.9	1,885.0	—	5,647.7
Intercompany notes	4.0	298.1	1,473.4	1,437.1	(3,212.6)	—

	11.6	16,717.4	5,243.9	10,366.6	(4,114.2)	28,225.3

Harrah’s Entertainment, Inc. stockholders’ equity/(deficit)	1,018.4	(199.9)	13,472.5	1,033.1	(14,305.7)	1,018.4
Non-controlling interests	—	—	—	44.2	—	44.2

Total Stockholders’ equity/(deficit)	1,018.4	(199.9)	13,472.5	1,077.3	(14,305.7)	1,062.6

	$1,030.0	$16,517.5	$18,716.4	$11,443.9	$(18,419.9)	$29,287.9

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

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

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2010

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$19.9	$1,161.9	$602.5	$—	$1,784.3
Food and beverage	—	5.1	223.3	166.6	—	395.0
Rooms	—	5.4	155.4	135.2	—	296.0
Management fees	—	—	14.5	0.5	(5.9)	9.1
Other	—	18.5	95.3	82.9	(41.2)	155.5
Less: casino promotional allowances	—	(7.0)	(217.8)	(126.6)	—	(351.4)

Net revenues	—	41.9	1,432.6	861.1	(47.1)	2,288.5

Operating expenses
Direct
Casino	—	12.8	644.8	353.3	—	1,010.9
Food and beverage	—	2.0	85.0	77.0	—	164.0
Rooms	—	0.5	31.5	35.2	—	67.2
Property general, administrative and other	—	16.0	335.2	221.0	(31.4)	540.8
Depreciation and amortization	—	1.8	116.1	63.5	—	181.4
Project opening costs	—	—	0.7	1.0	—	1.7
Write-downs, reserves and recoveries	—	6.6	16.2	5.9	—	28.7
Impairment of intangible assets	—	—	38.0	6.0	—	44.0
Losses/(income) on interests in non-consolidated affiliates	160.0	(94.9)	(6.7)	(0.6)	(56.1)	1.7
Corporate expense	6.2	19.0	5.0	17.9	(15.7)	32.4
Acquisition and integration costs	—	0.5	—	0.2	—	0.7
Amortization of intangible assets	—	0.2	23.3	15.8	—	39.3

Total operating expenses	166.2	(35.5)	1,289.1	796.2	(103.2)	2,112.8

(Loss)/income from operations	(166.2)	77.4	143.5	64.9	56.1	175.7
Interest expense, net of interest capitalized	(3.1)	(446.5)	(20.7)	(100.9)	47.6	(523.6)
Gains on early extinguishments of debt	—	—	—	77.4	—	77.4
Other income, including interest income	1.7	21.1	18.5	16.1	(47.6)	9.8

(Loss)/income from continuing operations before income taxes	(167.6)	(348.0)	141.3	57.5	56.1	(260.7)
Benefit/(provision) for income taxes	2.8	160.7	(39.1)	(26.9)	—	97.5

Net (loss)/income	(164.8)	(187.3)	102.2	30.6	56.1	(163.2)
Less: net income attributable to non-controlling interests	—	—	—	(1.6)	—	(1.6)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(164.8)	$(187.3)	$102.2	$29.0	$56.1	$(164.8)

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2009

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$22.1	$1,218.2	$581.7	$—	$1,822.0
Food and beverage	—	4.8	219.3	157.4	—	381.5
Rooms	—	5.1	154.3	112.1	—	271.5
Management fees	—	2.1	23.2	0.4	(10.8)	14.9
Other	—	11.0	90.3	85.8	(27.6)	159.5
Less: casino promotional allowances	—	(6.8)	(230.9)	(129.5)	—	(367.2)

Net revenues	—	38.3	1,474.4	807.9	(38.4)	2,282.2

Operating expenses
Direct
Casino	—	11.7	652.1	333.8	—	997.6
Food and beverage	—	2.4	82.5	68.0	—	152.9
Rooms	—	0.5	28.9	24.9	—	54.3
Property general, administrative and other	—	7.2	340.7	195.1	(29.3)	513.7
Depreciation and amortization	—	1.8	122.8	51.0	—	175.6
Project opening costs	—	—	0.1	0.2	—	0.3
Write-downs, reserves and recoveries	—	(28.4)	44.1	8.6	—	24.3
Impairment of intangible assets	—	—	1,090.2	238.4	—	1,328.6
Losses/(income) on interests in non-consolidated affiliates	1,619.1	1,039.2	(6.4)	0.5	(2,651.2)	1.2
Corporate expense	8.0	27.3	4.3	9.2	(9.1)	39.7
Acquisition and integration costs	—	—	—	—	—	—
Amortization of intangible assets	—	0.2	28.3	15.7	—	44.2

Total operating expenses	1,627.1	1,061.9	2,387.6	945.4	(2,689.6)	3,332.4

(Loss)/income from operations	(1,627.1)	(1,023.6)	(913.2)	(137.5)	2,651.2	(1,050.2)
Interest expense, net of interest capitalized	—	(398.6)	(37.1)	(99.9)	91.1	(444.5)
Gains on early extinguishments of debt	—	(1.5)	—	—	—	(1.5)
Other income, including interest income	—	23.2	27.1	44.9	(91.1)	4.1

(Loss)/income from continuing operations before income taxes	(1,627.1)	(1,400.5)	(923.2)	(192.5)	2,651.2	(1,492.1)
Benefit/(provision) for income taxes	2.8	(6.9)	(128.3)	3.5	—	(128.9)

(Loss)/income from continuing operations, net of tax	(1,624.3)	(1,407.4)	(1,051.5)	(189.0)	2,651.2	(1,621.0)

Discontinued operations
Loss from discontinued operations	—	—	(0.1)	—	—	(0.1)
Benefit for income taxes	—	—	—	—	—	—

Loss from discontinued operations, net	—	—	(0.1)	—	—	(0.1)

Net (loss)/income	(1,624.3)	(1,407.4)	(1,051.6)	(189.0)	2,651.2	(1,621.1)
Less: net income attributable to non-controlling interests	—	—	—	(3.2)	—	(3.2)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(1,624.3)	$(1,407.4)	$(1,051.6)	$(192.2)	$2,651.2	$(1,624.3)

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$55.1	$3,421.9	$1,774.3	$—	$5,251.3
Food and beverage	—	14.6	659.1	484.1	—	1,157.8
Rooms	—	14.4	450.7	393.4	—	858.5
Management fees	—	2.6	46.0	1.1	(18.5)	31.2
Other	—	37.1	273.6	236.7	(107.5)	439.9
Less: casino promotional allowances	—	(19.0)	(646.9)	(375.2)	—	(1,041.1)

Net revenues	—	104.8	4,204.4	2,514.4	(126.0)	6,697.6

Operating expenses
Direct
Casino	—	35.3	1,923.7	1,023.9	—	2,982.9
Food and beverage	—	6.0	246.2	217.5	—	469.7
Rooms	—	1.6	92.8	101.1	—	195.5
Property general, administrative and other	—	33.6	1,003.0	638.8	(95.4)	1,580.0
Depreciation and amortization	—	5.5	357.8	184.8	—	548.1
Project opening costs	—	—	2.0	2.0	—	4.0
Write-downs, reserves and recoveries	—	27.8	85.8	22.7	—	136.3
Impairment of intangible assets	—	—	138.0	6.0	—	144.0
Losses/(income) on interests in non-consolidated affiliates	622.6	(193.1)	(22.4)	0.3	(405.3)	2.1
Corporate expense	17.0	63.4	16.7	37.3	(30.6)	103.8
Acquisition and integration costs	—	0.9	0.9	6.5	—	8.3
Amortization of intangible assets	—	0.5	74.6	46.6	—	121.7

Total operating expenses	639.6	(18.5)	3,919.1	2,287.5	(531.3)	6,296.4

(Loss)/income from operations	(639.6)	123.3	285.3	226.9	405.3	401.2
Interest expense, net of interest capitalized	(3.1)	(1,274.0)	(62.6)	(296.2)	164.0	(1,471.9)
(Losses)/gains on early extinguishments of debt	—	(4.5)	—	53.2	—	48.7
Other income, including interest income	1.8	55.7	50.1	84.6	(164.0)	28.2

(Loss)/income from continuing operations before income taxes	(640.9)	(1,099.5)	272.8	68.5	405.3	(993.8)
Benefit/(provision) for income taxes	6.5	491.2	(106.6)	(26.6)	—	364.5

Net (loss)/income	(634.4)	(608.3)	166.2	41.9	405.3	(629.3)
Less: net income attributable to non-controlling interests	—	—	—	(5.1)	—	(5.1)

Net (loss)/income attributable to Harrah’s Entertainment, Inc.	$(634.4)	$(608.3)	$166.2	$36.8	$405.3	$(634.4)

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$60.0	$3,609.3	$1,775.5	$—	$5,444.8
Food and beverage	—	13.4	639.6	476.3	—	1,129.3
Rooms	—	13.7	459.0	345.1	—	817.8
Management fees	—	6.2	71.7	1.0	(35.4)	43.5
Other	—	29.6	259.2	238.8	(79.7)	447.9
Less: casino promotional allowances	—	(17.7)	(676.5)	(380.8)	—	(1,075.0)

Net revenues	—	105.2	4,362.3	2,455.9	(115.1)	6,808.3

Operating expenses
Direct
Casino	—	34.8	1,941.3	991.9	—	2,968.0
Food and beverage	—	7.2	237.2	206.7	—	451.1
Rooms	—	1.4	83.6	75.4	—	160.4
Property general, administrative and other	—	24.3	1,008.9	575.6	(90.5)	1,518.3
Depreciation and amortization	—	6.4	360.3	150.1	—	516.8
Project opening costs	—	—	1.7	1.2	—	2.9
Write-downs, reserves and recoveries	—	(26.3)	74.3	30.6	—	78.6
Impairment of intangible assets	—	—	1,132.2	493.5	—	1,625.7
(Income)/loss on interests in non-consolidated affiliates	(551.8)	734.7	(37.6)	0.9	(144.9)	1.3
Corporate expense	30.8	68.7	12.2	24.6	(24.6)	111.7
Acquisition and integration costs	—	0.3	—	—	—	0.3
Amortization of intangible assets	—	0.5	85.2	46.0	—	131.7

Total operating expenses	(521.0)	852.0	4,899.3	2,596.5	(260.0)	7,566.8

Income/(loss) from operations	521.0	(746.8)	(537.0)	(140.6)	144.9	(758.5)
Interest expense, net of interest capitalized	—	(1,241.7)	(115.3)	(298.9)	251.2	(1,404.7)
Gains on early extinguishments of debt	—	3,931.4	—	347.8	—	4,279.2
Other income, including interest income	0.3	78.2	83.1	112.8	(251.2)	23.2

Income/(loss) from continuing operations before income taxes	521.3	2,021.1	(569.2)	21.1	144.9	2,139.2
Benefit/(provision) for income taxes	10.7	(1,205.7)	(249.4)	(146.4)	—	(1,590.8)

Income/(loss) from continuing operations, net of tax	532.0	815.4	(818.6)	(125.3)	144.9	548.4

Discontinued operations
Loss from discontinued operations	—	—	(0.4)	—	—	(0.4)
Benefit for income taxes	—	—	0.1	—	—	0.1

Loss from discontinued operations, net	—	—	(0.3)	—	—	(0.3)

Net income/(loss)	532.0	815.4	(818.9)	(125.3)	144.9	548.1
Less: net income attributable to non-controlling interests	—	—	—	(16.1)	—	(16.1)

Net income/(loss) attributable to Harrah’s Entertainment, Inc.	$532.0	$815.4	$(818.9)	$(141.4)	$144.9	$532.0

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(in millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$644.1	$(117.6)	$(122.5)	$(95.6)	$—	$308.4

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(3.1)	(78.6)	(42.9)	—	(124.6)
Additional investment in subsidiaries	—	(18.8)	(0.9)	(43.5)	—	(63.2)
Payment made for partnership interest	—	—	—	(19.5)	—	(19.5)
Payment made for Pennsylvania gaming rights	—	—	—	(16.5)	—	(16.5)
Cash acquired in business acquisitions	—	—	—	33.0	—	33.0
Investments in and advances to non-consolidated affiliates	—	—	(5.0)	—	—	(5.0)
Proceeds from other asset sales	—	—	14.3	—	—	14.3
Other	—	—	(10.6)	(3.8)	—	(14.4)

Cash flows used in investing activities	—	(21.9)	(80.8)	(93.2)	—	(195.9)

Cash flows (used in)/provided by financing activities
Proceeds from the issuance of long-term debt	—	740.8	—	551.4	—	1,292.2
Debt issuance costs	—	(17.8)	—	(2.3)	—	(20.1)
Discount on debt	—	—	—	(38.8)	—	(38.8)
Borrowings under lending agreements	—	1,175.0	—	—	—	1,175.0
Repayments under lending agreements	—	(1,602.0)	—	(3.0)	—	(1,605.0)
Cash paid in connection with early extinguishment of debt	—	(219.9)	—	(53.6)	—	(273.5)
Scheduled debt retirements	—	(191.0)	—	(23.7)	—	(214.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(5.8)	—	(5.8)
Other	(1.3)	—	(6.6)	(0.4)	—	(8.3)
Transfers (to)/from affiliates	(448.8)	650.5	26.7	(228.4)	—	—

Cash flows (used in)/provided by financing activities	(450.1)	535.6	20.1	195.4	—	301.0

Effect of deconsolidation of variable interest entities	—	—	—	(7.9)	—	(7.9)

Net increase/(decrease) in cash and cash equivalents	194.0	396.1	(183.2)	(1.3)	—	405.6
Cash and cash equivalents, beginning of period	122.7	(15.6)	445.2	365.8	—	918.1

Cash and cash equivalents, end of period	$316.7	$380.5	$262.0	$364.5	$—	$1,323.7

HARRAH’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)	HET (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$15.3	$(368.8)	$258.2	$492.9	$—	$397.6

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(5.8)	(375.6)	(30.5)	—	(411.9)
Investments in and advances to nonconsolidated affiliates	—	(12.8)	—	—	—	(12.8)
Proceeds from other asset sales	—	20.0	—	—	—	20.0
Other	—	—	—	(12.3)	—	(12.3)

Cash flows provided by/(used in) investing activities	—	1.4	(375.6)	(42.8)	—	(417.0)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	2,259.6	—	—	—	2,259.6
Debt issuance costs	—	(54.1)	—	—	—	(54.1)
Borrowings under lending agreements	—	1,651.6	—	—	—	1,651.6
Repayments under lending agreements	—	(2,707.1)	—	—	—	(2,707.1)
Cash paid in connection with early extinguishments of debt	—	(467.1)	—	(213.7)	—	(680.8)
Scheduled debt retirements	—	(34.0)	—	(6.5)	—	(40.5)
Purchase of additional interest in subsidiary	—	—	—	(83.7)	—	(83.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(13.0)	—	(13.0)
Other	(2.6)	(7.9)	(4.0)	—	—	(14.5)
Transfers from/(to) affiliates	162.5	(120.4)	104.9	(147.0)	—	—

Cash flows provided by/(used in) financing activities	159.9	520.6	100.9	(463.9)	—	317.5

Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.4)	—	—	(0.4)

Cash flows used in discontinued operations	—	—	(0.4)	—	—	(0.4)

Net increase/(decrease) in cash and cash equivalents	175.2	153.2	(16.9)	(13.8)	—	297.7
Cash and cash equivalents, beginning of period	0.1	7.1	318.3	325.0	—	650.5

Cash and cash equivalents, end of period	$175.3	$160.3	$301.4	$311.2	$—	$948.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Harrah’s Entertainment, Inc. (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Harrah’s Entertainment,” the “Company,” “we,” “our” and “us”) for the quarters and nine-month periods ended September 30, 2010 and 2009, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

REGIONAL AGGREGATION

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more meaningful information than would be possible on a consolidated basis, our properties (as of September 30, 2010, or as otherwise noted below) have been grouped as follows to facilitate discussion of our operating results:

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
(6)

As of September 30, 2010, we operate/manage 10 casino clubs in the provinces of the United Kingdom and 2 in Egypt. We have a 70 percent ownership interest in and manage one casino club in South Africa.

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

(In millions)	Quarter Ended September 30,		Percentage Increase/ (Decrease)		Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2010	2009			2010	2009
Casino revenues	$1,784.3	$1,822.0	(2.1)%		$5,251.3	$5,444.8	(3.6)%
Net revenues	2,288.5	2,282.2	0.3%		6,697.6	6,808.3	(1.6)%
Income/(loss) from operations	175.7	(1,050.2)	N/M		401.2	(758.5)	N/M
Impairment of intangible assets, including goodwill	44.0	1,328.6	N/M		144.0	1,625.7	N/M
Income from operations before impairment charge	219.7	278.4	(21.1)%		545.2	867.2	(37.1)%
(Loss)/income from continuing operations, net of tax	(163.2)	(1,621.0)	(89.9)%		(629.3)	548.4	N/M
(Loss)/income attributable to Harrah’s Entertainment, Inc.	(164.8)	(1,624.3)	(89.9)%		(634.4)	532.0	N/M
Operating margin	7.7%	(46.0)%	53.7	pts	6.0%	(11.1)%	17.1	pts
Operating margin before impairment charges	9.6%	12.2%	(2.6	)pts	8.1%	12.7%	(4.6	)pts

N/M= Not Meaningful

The Company’s 2010 third quarter net revenues increased approximately 0.3 percent to $2,288.5 million from $2,282.2 million for the 2009 third quarter, due primarily to revenues associated with our February 2010 acquisition of Planet Hollywood, which were mostly offset by the continuing impact of the recession on customers’ discretionary spending. Net revenues for the first nine months of 2010 declined 1.6 percent to $6,697.6 million from $6,808.3 million in the comparable period of 2009 as incremental revenues associated with the Planet Hollywood acquisition were unable to offset customers’ reduced discretionary spending.

Income from operations for the quarter ended September 30, 2010 was $175.7 million, compared with a loss from operations of $1,050.2 million for the 2009 period. Income from operations for the nine months ended September 30, 2010 was $401.2 million, compared with a loss from operations of $758.5 million for the same period in 2009. Included in the quarters ended September 30, 2010 and 2009 were impairment charges related to intangible assets of $44.0 million and $1,328.6 million, respectively. Included in the nine months ended September 30, 2010 and 2009 were impairment charges for intangible assets totaling $144.0 million and $1,625.7 million, respectively. Prior to consideration of these impairment charges, income from operations for the quarter ended September 30, 2010 decreased to $219.7 million from $278.4 million for the 2009 period. The decline was primarily driven by increased marketing and labor-related expenses, incremental depreciation and remediation costs in the Las Vegas region, and write-offs of assets associated with the indefinite deferral of certain capital projects in the Las Vegas and Atlantic City regions. Prior to consideration of the aforementioned impairment charges, income from operations for the nine months ended September 30, 2010 decreased to $545.2 million from $867.2 million for the same period of 2009, driven by the same factors impacting the 2010 ended September 30, quarter performance, combined with the income impact of reduced revenues during the first half of 2010 and the previously disclosed litigation and asset reserve charges recorded during the second quarter 2010.

Loss from continuing operations, net of tax, for the quarter ended September 30, 2010 was $163.2 million compared with $1,621.0 million for the year-ago quarter. Loss from continuing operations, net of tax, for the quarter ended September 30, 2010 included i) impairment charges for intangible assets totaling $44.0 million and ii) gains related to the early extinguishment of debt of $77.4 million. Loss from continuing operations, net of tax, for the quarter ended September 30, 2009 included impairment charges for intangible assets totaling $1,328.6 million. Loss from continuing operations, net of tax, for the nine months ended September 30, 2010 was $629.3 million, compared with income from continuing operations, net of tax, of $548.4 million for the year-ago period. Included in loss from continuing operations, net of tax, for the nine months ended September 30, 2010 were: i) the aforementioned impairment charges for intangible assets and ii) gains related to the early extinguishment of debt of $48.7 million. Included in income from continuing operations, net of tax, for the nine months ended September 30, 2009 were: i) aforementioned impairment charges for intangible assets; and ii) gains related to the early extinguishment of debt of $4,279.2 million.

Gains on early extinguishments of debt during the nine months ended September 30, 2009, mentioned above, relate to multiple debt transactions initiated throughout the 2009 period, including: i) the exchange of approximately $3,648.8 million principal amount of new 10% third-priority senior secured notes due in 2018 for approximately $5,470.1 million aggregate principal amount of outstanding debt with maturity dates ranging from 2010 to 2018, ii) the purchase of approximately $1,522.1 million principal amount of outstanding debt through tender offers or open market purchases; and iii) transactions to retire a portion of and amend the terms of our credit facility agreement and issue approximately $1,375.0 million principal amount of senior secured notes due 2017.

In the fourth quarter of 2009, we purchased approximately $948.8 million of face value of commercial mortgage-backed securities (“CMBS”) loans for approximately $237.2 million. Pursuant to the terms of the CMBS amendment entered into in August 2010 (discussed later within the Capital Resources section of this Management’s Discussion and Analysis), we have agreed to pay lenders selling these CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) during the fourth quarter of 2009 an additional $48.0 million for their loans previously sold. This additional liability was recorded as a loss on early extinguishment of debt during the quarter ended March 31, 2010. In June 2010, we purchased $46.6 million face value of CMBS Loans for $22.6 million, recognizing a net gain on the transaction of approximately $23.3 million during the second quarter of 2010. Pursuant to the terms of the amendment, we also contracted to purchase approximately $191.3 million of face value of CMBS Loans for approximately $95.7 million by December 31, 2010.

Las Vegas Region

	Quarter Ended September 30,		Percentage Increase/ (Decrease)		Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009			2010	2009
Casino revenues	$383.8	$362.7	5.8%		$1,127.5	$1,113.5	1.3%
Net revenues	712.6	657.2	8.4%		2,108.1	2,048.8	2.9%
Income/(loss) from operations	71.0	(778.8)	N/M		249.0	(778.3)	N/M
Impairment of intangible assets, including goodwill	—	875.8	N/M		—	1,130.9	N/M
Income from operations before impairment charges	71.0	97.0	(26.8)%		249.0	352.6	(29.4)%
Operating margin	10.0%	(118.5)%	128.5	pts	11.8%	(38.0)%	49.8	pts
Operating margin before impairment charges	10.0%	14.8%	(4.8	)pts	11.8%	17.2%	(5.4	)pts

On February 19, 2010, Harrah’s Operating Company, Inc. (“HOC”), a wholly-owned subsidiary of Harrah’s Entertainment, Inc., acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns and operates the Planet Hollywood Resort and Casino (“Planet Hollywood”) located in Las Vegas, Nevada. Net revenues and income from continuing operations before income taxes (excluding transaction costs associated with the acquisition) of Planet Hollywood subsequent to the date of acquisition through September 30, 2010 of $159.2 million and $23.4 million, respectively, are included in consolidated results from operations for the nine months ended September 30, 2010.

Hotel occupancy remained strong in the mid-90 percent range, and revenues for the quarter and nine months ended September 30, 2010 increased in the Las Vegas Region from the 2009 periods due to the first-quarter 2010 acquisition of Planet Hollywood. Same-store revenue declines of 1.9 percent in the quarter ended September 30, 2010 resulted primarily from lower spend per visitor. In addition to the income impact of reduced same-store revenues, cost increases contributed to same-store margin declines before consideration of impairment charges for the quarter and nine months ended September 30, 2010. Income from operations for the quarter and nine months ended September 30, 2010 includes incremental depreciation associated with the Caesars Palace expansions placed into service late in 2009, increased levels of remediation costs during 2010 at two properties within the region, and the write-off of assets associated with the indefinite deferral of certain capital projects. Loss from operations for the quarter and nine months ended September 30, 2009 includes charges of $875.8 million and $1,130.9 million, respectively, related to impairment of intangible assets in the region.

As discussed above, a expansion and renovation of Caesars Palace Las Vegas was completed in stages during 2009 on the Octavius Tower, a new hotel tower with 110,000 square feet of additional meeting and convention space, three 10,000-square-foot luxury villa suites and an expanded pool and garden area. We have deferred completion of approximately 660 rooms, including 75 luxury suites, in the hotel tower expansion as a result of current economic conditions impacting the Las Vegas tourism sector. The convention center and the remainder of the expansion project, other than the deferred rooms, was completed during 2009. The Company has incurred capital expenditures of approximately $648.2 million on this project through September 30, 2010, and does not expect to incur significant additional capital expenditures on this project until construction on the deferred rooms is resumed.

Atlantic City Region

	Quarter Ended September 30,		Percentage Increase/ (Decrease)		Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009			2010	2009
Casino revenues	$468.9	$513.1	(8.6)%		$1,326.2	$1,455.3	(8.9)%
Net revenues	536.8	558.4	(3.9)%		1,482.2	1,558.5	(4.9)%
Income/(loss) from operations	50.9	(98.5)	N/M		100.2	6.0	N/M
Impairment of intangible assets, including goodwill	—	178.6	N/M		—	178.6	N/M
Income from operations before impairment charges	50.9	80.1	(36.5)%		100.2	184.6	(45.7)%
Operating margin	9.5%	(17.6)%	27.1	pts	6.8%	0.4%	6.4	pts
Operating margin before impairment charges	9.5%	14.3%	(4.8	)pts	6.8%	11.8%	(5.0	)pts

Reduced customer spend per trip led to lower Atlantic City Region revenues during the quarter and nine months ended September 30, 2010. Income/(loss) from operations for the quarter and nine months ended September 30, 2009 included a charge of $178.6 million related to impairment of intangible assets at certain of the region’s properties. Income from operations for the quarter and nine months ended September 30, 2010 were lower than the prior year periods prior to consideration of the impairment charge as cost-saving initiatives were unable to offset the income impact of reduced revenues combined with increased marketing and labor-related expenses. Income from operations for the quarter and nine months ended September 30, 2010 also included the write-off of assets associated with the indefinite deferral of certain capital projects.

Louisiana/Mississippi Region

	Quarter Ended September 30,		Percentage Increase/ (Decrease)		Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009			2010	2009
Casino revenues	$278.5	$283.7	(1.8)%		$833.0	$878.2	(5.1)%
Net revenues	303.1	310.4	(2.4)%		908.8	959.8	(5.3)%
Income from operations	36.6	39.4	(7.1)%		38.2	150.8	(74.7)%
Impairment of intangible assets, including goodwill	—	6.0	N/M		51.0	6.0	N/M
Income from operations before impairment charges	36.6	45.4	(19.4)%		89.2	156.8	(43.1)%
Operating margin	12.1%	12.7%	(0.6	)pt	4.2%	15.7%	(11.5	)pts
Operating margin before impairment charges	12.1%	14.6%	(2.5	)pts	9.8%	16.3%	(6.5	)pts

Reduced visitation and customer spend per trip unfavorably impacted the Louisiana/ Mississippi Region revenues during the quarter and nine months ended September 30, 2010. Income from operations for the nine months ended September 30, 2010 included a charge of $51.0 million related to impairment of intangible assets at one of the region’s properties. Income from operations for the quarter and nine months ended September 30, 2009 included a charge of $6.0 million related to impairment of intangible assets at one of the region’s properties. Income from operations for the quarter and nine months ended September 30, 2010 were lower than in the 2009 comparable periods prior to consideration of impairment charges as cost-saving initiatives were unable to offset the income impact of reduced revenues and increased marketing expenses.

Construction began in third quarter 2007 on Margaritaville Casino & Resort in Biloxi. We have halted construction on this project, and will continue to review and refine the project in light of the current economic environment, market conditions on the Gulf Coast and the current financing environment. We license the Margaritaville name from an entity affiliated with the singer/songwriter Jimmy Buffett. As of September 30, 2010, $178.8 million had been spent on this project.

Iowa/Missouri Region

	Quarter Ended September 30,		Percentage Increase/ (Decrease)		Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009			2010	2009
Casino revenues	$174.4	$179.8	(3.0)%		$524.3	$539.8	(2.9)%
Net revenues	186.6	192.9	(3.3)%		560.3	577.1	(2.9)%
Income from operations	36.5	48.5	(24.7)%		128.6	146.1	(12.0)%
Impairment of intangible assets, including goodwill	9.0	—	N/M		9.0	—	N/M
Income from operations before impairment charges	45.5	48.5	(6.2)%		137.6	146.1	(5.8)%
Operating margin	19.6%	25.1%	(5.5	)pts	23.0%	25.3%	(2.3	)pts
Operating margin before impairment charges	24.4%	25.1%	(0.7	)pt	24.6%	25.3%	(0.7	)pt

Revenues in the region declined for the quarter and nine months ended September 30, 2010 from the 2009 comparable periods due to new competition in the region and the continuing impact of the weak economy. Income from operations for the quarter and nine months ended September 30, 2010 included a charge of $9.0 million related to impairment of intangible assets at one of the region’s properties. Income from operations for the quarter and nine months ended September 30, 2010 declined from the 2009 comparable periods primarily due to the income impact of revenue declines.

Illinois/Indiana Region

	Quarter Ended September 30,		Percentage Increase/ (Decrease)		Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009			2010	2009
Casino revenues	$288.1	$288.2	(0.0)%		$880.7	$908.6	(3.1)%
Net revenues	289.4	284.7	1.7%		881.9	901.1	(2.1)%
Income/(loss) from operations	16.7	(153.3)	N/M		93.9	(65.3)	N/M
Impairment of intangible assets, including goodwill	20.0	180.7	N/M		20.0	180.7	N/M
Income from operations before impairment charges	36.7	27.4	33.9%		113.9	115.4	(1.3)%
Operating margin	5.8%	(53.8)%	59.6	pts	10.6%	(7.2)%	17.8	pts
Operating margin before impairment charges	12.7%	9.6%	3.1	pts	12.9%	12.8%	0.1	pt

Net revenues in the region increased for the quarter ended September 30, 2010 from the 2009 comparable period primarily due to increased visitation. Net revenues in the region decreased for the nine months ended September 30, 2010 from the year-ago period due to the continued impact of the weak economy on the first half of 2010. Income from operations for the third quarter and nine months ended September 30, 2010 included a charge of $20.0 million related to impairment of intangible assets at one of the region’s properties. Loss from operations for the third quarter and nine months ended September 30, 2009 included a charge of $180.7 million related to impairment of intangible assets at certain of the region’s properties. Income from operations prior to consideration of impairment charges increased for the quarter ended September 30, 2010 relative to the 2009 comparable period as a result of the impact of increased revenues, and reduced property and marketing expenses. Income from operations prior to consideration of impairment charges decreased for the nine months ended September 30, 2010 relative to the 2009 comparable period primarily as a result of the income impact of reduced revenues.

Other Nevada Region

	Quarter Ended September 30,		Percentage Increase/ (Decrease)		Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009			2010	2009
Casino revenues	$101.1	$108.7	(7.0)%		$275.8	$289.1	(4.6)%
Net revenues	132.7	141.5	(6.2)%		353.5	370.6	(4.6)%
Income/(loss) from operations	18.5	29.4	(37.1)%		(12.7)	48.5	N/M
Impairment of intangible assets, including goodwill	—	—	N/M		49.0	—	N/M
Income from operations before impairment charges	18.5	29.4	(37.1)%		36.3	48.5	(25.2)%
Operating margin	13.9%	20.8%	(6.9	)pts	(3.6)%	13.1%	(16.7	)pts
Operating margin before impairment charges	13.9%	20.8%	(6.9	)pts	10.3%	13.1%	(2.8	)pts

Results for the quarter and nine months ended September 30, 2010 for the Other Nevada Region declined from the 2009 comparable periods due to lower guest visitation and lower visitor spend per trip. Also contributing to the decline in income from operations for the nine months ended September 30, 2010 was a charge of $49.0 million, recorded during the second quarter of 2010, related to the impairment of intangible assets at one of the region’s properties.

Managed and International

	Quarter Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(In millions)	2010	2009		2010	2009
Net revenues
Managed	$11.9	$9.8	21.4%	$32.8	$29.9	9.7%
International	97.1	102.1	(4.9)%	317.1	308.4	2.8%

Net revenues	$109.0	$111.9	(2.6)%	$349.9	$338.3	3.4%

Income/(loss) from operations
Managed	$3.2	$4.1	(22.0)%	$10.3	$12.0	(14.2)%
International	(10.5)	(41.3)	(74.6)	4.4	(36.7)	N/M

Total Income/(loss) from operations	$(7.3)	$(37.2)	(80.4)	$14.7	$(24.7)	N/M

Managed and international include income from our managed properties and results of our international properties. Increased local-currency revenues from our Managed and International businesses for the quarter ended September 30, 2010, when compared to 2009, were more than offset by unfavorable movements in exchange rates. Revenues for the nine months ended September 30, 2010 increased over the comparable period of 2009 due to strong volumes at our Uruguay and London Clubs properties. Income from operations for the quarter and nine months ended September 30, 2010 included a charge of $6.0 million related to impairment of intangible assets at our international properties. Income from operations for the quarter and nine months ended September 30, 2009 included a charge of $34.4 million related to impairment of intangible assets. Prior to consideration of impairment charges, income/(loss) from operations improved for both the quarter and nine months ended September 30, 2010 when compared with the 2009 periods.

Other Factors Affecting Net Income

(In millions) Expense/(Income)	Quarter Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
	2010	2009		2010	2009
Corporate expense	$32.4	$39.7	(18.4)%	$103.8	$111.7	(7.1)%
Write-downs, reserves and recoveries	28.7	24.3	18.1	136.3	78.6	73.4%
Impairment of intangible assets, including goodwill	44.0	1,328.6	N/M	144.0	1,625.7	N/M
Acquisition and integration costs	0.7	—	N/M	8.3	0.3	N/M
Amortization of intangible assets	39.3	44.2	(11.1)%	121.7	131.7	(7.6)%
Interest expense, net	523.6	444.5	17.8%	1,471.9	1,404.7	4.8%
(Gains)/losses on early extinguishments of debt	(77.4)	1.5	N/M	(48.7)	(4,279.2)	(98.9)%
Other income	(9.8)	(4.1)	N/M	(28.2)	(23.2)	21.6%
(Benefit)/provision for income taxes	(97.5)	128.9	N/M	(364.5)	1,590.8	N/M
Income attributable to non-controlling interests	1.6	3.2	(50.0)%	5.1	16.1	(68.3)%
Discontinued operations, net of income taxes	—	0.1	N/M	—	0.3	N/M

N/M= Not Meaningful

Corporate expense decreased for the quarter ended September 30, 2010 from the third quarter 2009 primarily due to reduced expense associated with incentive compensation. Corporate expense decreased for the nine months ended September 30, 2010 from the comparable period in 2009 due primarily to expenses incurred in connection with our April 2009 debt exchange transaction that did not recur during 2010 and reduced expense associated with incentive compensation, partially offset by increased labor-related expenses for the nine months ended September 30, 2010 when compared with the same period of 2009.

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

Included in write-downs, reserves and recoveries for the nine months ended September 30, 2010 with no comparable amounts in 2009 is an accrual of $25.0 million (see Note 11, “Commitments and Contingent Liabilities” in the Notes to the Consolidated Condensed Financial Statements), and a charge of approximately $52.2 million to fully reserve a note receivable balance related to land and pre-development costs contributed to a venture for development of a casino project in Philadelphia with which we were involved prior to December 2005. Write-downs reserves and recoveries for the quarter and nine months ended September 30, 2009 included a reversal of an accrual for approximately $30.0 million due to a judgment against the Company that was vacated in third quarter of 2009. This amount was previously charged to write-downs, reserves and recoveries in 2006 and was reversed accordingly upon the vacated judgment. Amounts incurred during the quarter ended September 30, 2010 for remediation costs were $6.9 million, and decreased by $1.5 million when compared to the third quarter of 2009. Remediation costs for the nine months ended September 30, 2010, totaled $38.7 million, an increase of $10.5 million compared to the same period of 2009. Partially offsetting these charges for the nine-months ended September 30, 2010 was the release of a $4.8 million reserve recorded during the first quarter 2010 for excise tax for which the statute of limitations expired.

We have completed a preliminary assessment of goodwill and other non-amortizing intangible assets as of September 30, 2010, and as a result of this assessment, recorded a charge of $44.0 million within our Consolidated Condensed Statement of Operations for the third quarter, which brings the charge recorded for the nine months ended September 30, 2010 to $144.0 million. This impairment charge is largely a result of adjustments to our long-term operating plan as a result of the current economic climate. We are not able to finalize our impairment charge until such time as we finalize our 2011 operating plan and certain other assumptions, which we expect to complete during fourth quarter 2010 in conjunction with our annual assessment for impairment as of September 30, 2010. Changes to the preliminary 2011 operating plan or other assumptions could require us to update our assessment of impairment, which could increase the required impairment charge.

An evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the economy continues to deteriorate during the remainder of 2010, discount rates increase significantly, or the Company does not meet its projected performance, the Company could have additional impairment to record within the fourth quarter of 2010 financial statements, and such impairments could be material.

Acquisition and integration costs in 2010 include costs in connection with our acquisitions of PHW Las Vegas and Thistledown Racetrack.

Amortization of intangible assets was lower for the quarter and nine months ended September 30, 2010 when compared to the same periods in 2009 due to lower intangible asset balances as a result of certain contract rights being fully amortized during 2009.

Interest expense increased by $79.1 million and $67.2 million for the quarter and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Interest expense is reported net of capitalized interest of $0.4 million and $8.8 million for the quarters ended September 30, 2010 and 2009, respectively, and net of capitalized interest of $1.1 million and $32.2 million for the nine months ended September 30, 2010 and 2009, respectively. The majority of the capitalized interest in 2009 related to the Caesars Palace expansion in Las Vegas. Prior to the consideration of capitalized interest, interest expense increased by $70.7 million and $36.1 million for the quarter and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 due primarily to (i) debt issuance and open market redemptions that occurred in the second quarter of 2010 that resulted in higher debt levels and a higher weighted average interest rate; and (ii) changes in our hedging designations related to our $6,500 million interest rate cap agreement and one interest rate swap agreement. Interest expense for the quarter ended September 30, 2010, as a result of interest rate swap agreements and interest rate cap agreements, includes (i) $6.4 million of gains due to measured ineffectiveness and amounts excluded from effectiveness testing for derivatives designated as hedging instruments; (ii) $1.0 million of expense due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $9.1 million of expense due to amortization of deferred losses frozen in Accumulated Other Comprehensive Loss (“OCI”). Interest expense for the nine months ended September 30, 2010, as a result of interest rate swap agreements and interest rate cap agreement, includes (i) $55.1 million of gains due to measured ineffectiveness and amounts excluded from effectiveness testing for derivatives designated as hedging instruments; (ii) $10.8 million of expense due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $23.4 million of expense due to amortization of deferred losses frozen in OCI.

In the fourth quarter of 2009, we purchased $948.8 million of face value of CMBS Loans for $237.2 million. Pursuant to the terms of the amendment, we have agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $48.0 million for their loans previously sold. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010.

In June 2010, we purchased $46.6 million face value of CMBS Loans for $22.6 million, recognizing a net gain on the transaction of approximately $23.3 million during the second quarter of 2010. In September 2010, in connection with the amendment, we purchased $123.8 million face value of CMBS Loans for $37.1 million and recognized a pre-tax gain on the transaction of approximately $77.4 million, net of deferred finance charges.

As a result of the cancellation of our debt investment in certain predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investment to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Consolidated Condensed Statement of Operations for the nine months ended September 30, 2010. In addition, other income for all periods presented included insurance policy proceeds related to the Company’s deferred compensation plan.

For the third quarter of 2010, we recorded a tax benefit of $97.5 million on pre-tax loss from continuing operations of $260.7 million, compared with a tax provision of $128.9 million on a pre-tax loss from continuing operations of $1,492.1 million for the third quarter of 2009. The company’s third quarter of 2010 recorded benefit was favorably impacted by the effects of state income tax benefits and other discrete items. For the nine months ended September 30, 2010, we recorded tax benefit of $364.5 million on pre-tax loss from continuing operations of $993.8 million, compared with a tax provision of $1,590.8 million on pre-tax income from continuing operations of $2,139.2 million for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

In light of the severe economic downturn and adverse conditions in the travel and leisure industry generally, Harrah’s Entertainment has undertaken a comprehensive cost reduction effort to right-size expenses with business levels. Beginning in August 2008, the program includes organizational restructurings at our corporate and property operations, reduction of employee travel and entertainment expenses, rationalization of our corporate-wide marketing expenses, procurement savings, and headcount reductions at property operations and corporate offices. As of September 30, 2010, $85.6 million of identified estimated cost savings from these initiatives remained to be realized.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs, joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the nine months ended September 30, 2010, excluding costs related to the acquisition of Planet Hollywood, totaled $124.6 million. Estimated total capital expenditures for 2010 are expected to be between $175.0 million and $200.0 million.

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

During 2010, in conjunction with filing our 2009 tax return, we implemented several accounting method changes for tax purposes including a method change to deduct currently certain repairs and maintenance expenditures which had been previously capitalized. As a result of the combination of the tax accounting method changes with our net operating loss, we reported a taxable loss for 2009 of $1,248.9 million. Approximately $170.9 million of this loss was carried back to the 2008 tax year to offset federal taxable income recognized and tax payable from that year. In addition, under a new tax law, we elected to extend our loss carryback period. As a result, approximately $630.3 million of the 2009 taxable loss was carried back 2006. We expect to receive an income tax refund of approximately $220.0 million, net of interest due on the 2008 tax payable, in the fourth quarter 2010. Our remaining 2009 federal net operating loss of approximately $447.7 million is available for carryover to future tax years.

On October 15, 2010, Harrah’s Entertainment filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of its common stock as an amendment to a previously filed registration statement. Harrah’s Entertainment intends to sell up to $575.0 million of its common stock in this offering and anticipates using the net proceeds from this offering to fund growth projects and for general corporate purposes.

Our cash and cash equivalents totaled $1,323.7 million at September 30, 2010 compared to $918.1 million at December 31, 2009.

Capital Resources

A substantial portion of the financing of the Company is comprised of credit facility and notes financing obtained by HOC. This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure $5,380.9 million of commercial mortgage-backed securities (“CMBS”). Information pertaining solely to the consolidated financial position and results of HOC and its subsidiaries can be found in Exhibit 99.1 of this Form 10-Q.

As of September 30, 2010, after consideration of the extensions permitted by the CMBS amendment agreement discussed below and the PHW Las Vegas senior secured loan agreement, the majority of our debt is due in 2015 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

The following table presents our debt as of September 30, 2010 and December 31, 2009:

Detail of Debt (dollars in millions)	Maturity		Rate(s) at Sept. 30, 2010	Face Value at Sept. 30, 2010	Book Value at Sept. 30, 2010	Book Value at Dec. 31, 2009
Credit Facilities and Secured Debt
Term Loans
Term Loans B1-B3	2015		3.50%-3.53%	$5,820.1	$5,820.1	$5,835.3
Term Loan B4	2016		9.5%	992.5	970.1	975.3
Revolving Credit Facility	2014		3.23%-3.75%	—	—	427.0
Senior Secured Notes	2017		11.25%	2,095.0	2,048.4	2,045.2
CMBS financing	2015	*	3.26%	5,380.9	5,342.9	5,551.2
Second-Priority Senior Secured Notes	2018		12.75%	750.0	741.1	—
Second-Priority Senior Secured Notes	2018		10.0%	4,553.1	2,012.5	1,959.1
Second-Priority Senior Secured Notes	2015		10.0%	214.8	155.6	150.7
Secured debt	2010		6.0%	—	—	25.0
Chester Downs term loan	2016		12.375%	212.8	201.3	217.2
PHW Las Vegas senior secured loan	2015	**	3.12%	551.4	441.0	—
Other, various maturities	Various		4.25%-6.0%	0.9	0.9	—
Subsidiary-guaranteed debt
Senior Notes	2016		10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018		10.75%/11.5%	10.5	10.5	9.4
Unsecured Senior Debt
5.5%	2010		5.5%	—	—	186.9
8.0%	2011		8.0%	—	—	12.5
5.375%	2013		5.375%	125.2	100.0	95.5
7.0%	2013		7.0%	0.6	0.7	0.7
5.625%	2015		5.625%	784.3	564.4	319.5
6.5%	2016		6.5%	568.5	403.6	251.9
5.75%	2017		5.75%	532.2	340.9	151.3
Floating Rate Contingent Convertible Senior Notes	2024		0.51%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010		7.875%	—	—	142.5
8.125%	2011		8.125%	—	—	11.4
Other Unsecured Borrowings
5.3% special improvement district bonds	2035		5.3%	67.1	67.1	68.4
Other	Various		Various	11.6	11.6	18.1
Capitalized Lease Obligations
6.42%-9.8%	to 2020		6.42%-9.8%	5.6	5.6	10.2

Total debt				23,155.9	19,717.1	18,943.1
Current portion of long-term debt				(255.1)	(255.1)	(74.3)

Long-term debt				$22,900.8	$19,462.0	$18,868.8

*	We are permitted to extend the maturity of the CMBS Loans from 2013 to 2015, subject to satisfying certain conditions, in connection with the amendment to the CMBS Facilities
**	The Planet Hollywood Las Vegas senior secured loan is subject to extension options moving its maturity from 2011 to 2015, subject to certain conditions

Book values of debt as of September 30, 2010 are presented net of unamortized discounts of $3,438.9 million and unamortized premiums of $0.1 million. As of December 31, 2009, book values are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million.

Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, and the special improvement district bonds.

Amendment to CMBS Financing

On August 31, 2010, we executed an agreement with the lenders under our commercial mortgage-backed securities (“CMBS”) financing to amend the terms of our CMBS financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be canceled.

In the fourth quarter of 2009, we purchased $948.8 million of face value of CMBS Loans for $237.2 million. Pursuant to the terms of the amendment as initially agreed to on March 5, 2010, we have agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $48.0 million for their loans previously sold, to be paid no later than December 31, 2010. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010.

In June 2010, we purchased $46.6 million face value of CMBS Loans for $22.6 million, recognizing a net gain on the transaction of approximately $23.3 million during the second quarter of 2010. In September 2010, in connection with the amendment, we purchased $123.8 million face value of CMBS Loans for $37.1 million, of which $31.0 million was paid at the closing of the CMBS amendment, and the remainder of which will be paid prior to December 31, 2010. We recognized a pre-tax gain on the transaction of approximately $77.4 million, net of deferred finance charges.

As part of the CMBS Loan Agreement, in order to extend the maturity of the CMBS Loans under the extension option, we will be required to extend our interest rate cap agreement to cover the two years of extended maturity of the CMBS Loans, with a maximum aggregate purchase price for such extended interest rate cap for $5.0 million. We have funded the $5.0 million obligation in connection with the closing of the CMBS Loan Agreement on September 1, 2010. As part of the amendment, we have also agreed to purchase $191.3 million of face value of CMBS Loans for $95.7 million during fourth quarter 2010.

Issuances and Redemptions

During the second quarter of 2010, HOC completed the offering of $750.0 million aggregate principal amount of 12.75% second-priority senior secured notes due 2018 and used the proceeds of this offering to redeem or repay the following outstanding debt:

Debt (dollars in millions)	Maturity	Interest Rate		Face Value
5.5% Senior Notes	2010	5.5%		$191.6
8.0% Senior Notes	2011	8.0%		13.2
8.125% Senior Subordinated Notes	2011	8.125%		12.0
Revolving Credit Facility	2014	3.23	%-3.25%	525.0

In connection with the retirement of the outstanding senior and senior subordinated notes above, HOC recorded a pre-tax loss of $4.5 million during the second quarter of 2010.

On June 3, 2010, Harrah’s announced an agreement under which affiliates of each of Apollo, TPG and Paulson & Co. Inc. (“Paulson”) will exchange approximately $1,118.3 million face amount of debt for approximately 15.6 percent of the common equity of Harrah’s Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835.4 million, face amount, of HOC notes that were held by another subsidiary of Harrah’s Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The exchange of the debt for equity is expected to be completed in the fourth quarter of 2010 or first quarter of 2011. Any notes exchanged for equity will be held by a subsidiary of Harrah’s Entertainment and will remain outstanding for purposes of HOC.

In connection with this transaction and upon receipt of the requisite regulatory approvals, we intend to (i) reclassify Harrah’s Entertainment’s existing non-voting common stock into a new class of voting common stock, which will be the class of stock that Apollo, TPG and Paulson will receive in the debt for equity exchange, and (ii) cancel the existing class of non-voting common stock that is currently held by Hamlet Holdings, LLC. Concurrently with this reclassification, we intend to effect a      for     split of Harrah’s Entertainment’s new voting common stock such that Apollo, TPG and Paulson will each receive              shares of common stock for each $1,000 principal amount of Notes exchanged rather than 10 shares, and Harrah’s Entertainment’s then existing stockholders, including entities affiliated with Apollo and TPG, their co-investors and members of management, will each receive              shares of the new voting common stock described above in clause (i) above for each share of non-voting common stock they hold at that time. We refer to the foregoing as the “Reclassification.”

In connection with this debt sale, HOC recorded additional discount reducing the net book value of HOC’s outstanding debt by approximately $27.4 million at the date of the transaction.

Credit Agreement and Incremental Facility Amendment

HOC is party to the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Harrah’s Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for certain real estate loans (the “CMBS Financing”) and certain subsidiaries of HOC that are unrestricted subsidiaries. In late 2009, HOC completed cash tender offers for certain of its outstanding debt, and in connection with these tender offers, HOC borrowed $1,000.0 million of new term loans under its Credit Facilities pursuant to an incremental amendment (the “Incremental Loans”).

As of September 30, 2010, our Credit Facilities provide for senior secured financing of up to $8,442.6 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of up to $6,812.6 million with $5,820.1 million maturing on January 28, 2015 and $992.5 million maturing on October 31, 2016, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities currently require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $6,812.6 million face amount of borrowings were outstanding under the Credit Facilities as of September 30, 2010, with $120.0 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,510.0 million of additional borrowing capacity was available to the Company under its revolving credit facility as of September 30, 2010.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of September 30, 2010, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan, 150 basis points over the alternate base rate for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0%; in each case plus an applicable margin. At September 30, 2010, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of September 30, 2010, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our outstanding notes (secured and unsecured) have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would change interest expense for the twelve months following September 30, 2010 by approximately $62.8 million. At September 30, 2010, the three-month USD LIBOR rate was 0.2914%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $18.3 million. These hypothetical interest amounts exclude interest on the $5,810.1 million of variable-rate debt for which our effective interest rate swap agreements are designated as hedging instruments for accounting purposes, through the earlier of the expiration of such swap agreements or twelve months. At September 30, 2010, our variable-rate debt, excluding the aforementioned $5,810.1 million of variable-rate debt hedged against effective interest rate swap agreements, represents approximately 35.2% of our total debt, while our fixed-rate debt is approximately 64.8% of our total debt.

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

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Caesars Atlantic City	Hotel (only)	Harrah’s Council Bluffs
Imperial Palace	Showboat Atlantic City	Harrah’s Louisiana Downs	Horseshoe Council Bluffs/
Bill’s Gamblin’ Hall & Saloon		Horseshoe Bossier City	Bluffs Run
Harrah’s Tunica
Horseshoe Tunica
Tunica Roadhouse Hotel & Casino

Illinois/Indiana	Other Nevada
Horseshoe Southern Indiana	Harrah’s Reno
Harrah’s Metropolis	Harrah’s Lake Tahoe
Horseshoe Hammond	Harvey’s Lake Tahoe

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

Certain covenants contained in HOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio, as calculated pursuant to the applicable agreements, (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million first lien notes issued June 15, 2009 and the $720.0 million first lien notes issued on September 11, 2009 and (b) up to $250.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned subsidiaries. Certain covenants contained in HOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing HOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to last twelve months Adjusted EBITDA and consolidated debt to last twelve months Adjusted EBITDA ratios in each case calculated pursuant to the applicable agreements. The covenants that restrict additional indebtedness and the ability to make future acquisitions require a last twelve months Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

The CMBS Financing includes negative covenants, subject to certain exceptions, restricting or limiting the ability of the borrowers and operating companies under the CMBS Financing (collectively, the “CMBS entities”) to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) make certain investments, loans and advances; (iv) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (v) enter into certain transactions with its affiliates; (vi) engage in any business other than the ownership of the properties and business activities ancillary thereto; and (vi) amend or modify the articles or certificate of incorporation, by-laws and certain agreements. The CMBS Financing also includes affirmative covenants that require the CMBS entities to, among other things, maintain the borrowers as “special purpose entities”, maintain certain reserve funds in respect of FF&E, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. In addition, the CMBS Financing obligates the CMBS entities to apply excess cash flow from the CMBS properties in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS entities that may be distributed to Harrah’s Entertainment. For example, the CMBS entities are required to use 100% of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Harrah’s Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Harrah’s Entertainment is limited to 85% of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100% of excess cash flow for such quarter and $31.25 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS entities will need to be utilized in connection with such amortization and will not be available for distribution to Harrah’s Entertainment, Inc.

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

Interest Payments

The amount outstanding under the Amended and Restated Loan Agreement bears interest, payable to third party lenders on a monthly basis, at a rate per annum equal to LIBOR plus 1.533%. Interest only participations of PHW Las Vegas bear interest at a fixed rate equal to $7.3 million per year, payable to a subsidiary of Harrah’s Operating Company, Inc. that owns such participations.

Derivative Instruments — Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2010 we have entered into 13 interest rate swap agreements, three of which have effective dates starting in 2011, subsequent to the expiration of seven of our other swap agreements. As a result of staggering the effective dates, we have a notional amount of $6,500.0 million outstanding through April 25, 2011, and a notional amount of $5,750.0 million outstanding beginning after April 25, 2011. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of September 30, 2010 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Sept 30, 2010	Next Reset Date	Maturity Date
	(in millions)
April 25, 2007	$200	4.898%	0.498%	October 26, 2010	April 25, 2011
April 25, 2007	200	4.896%	0.498%	October 26, 2010	April 25, 2011
April 25, 2007	200	4.925%	0.498%	October 26, 2010	April 25, 2011
April 25, 2007	200	4.917%	0.498%	October 26, 2010	April 25, 2011
April 25, 2007	200	4.907%	0.498%	October 26, 2010	April 25, 2011
September 26, 2007	250	4.809%	0.498%	October 26, 2010	April 25, 2011
September 26, 2007	250	4.775%	0.498%	October 26, 2010	April 25, 2011
April 25, 2008	2,000	4.276%	0.498%	October 26, 2010	April 25, 2013
April 25, 2008	2,000	4.263%	0.498%	October 26, 2010	April 25, 2013
April 25, 2008	1,000	4.172%	0.498%	October 26, 2010	April 25, 2012
April 26, 2011	250	1.351%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.347%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.350%	—	April 26, 2011	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the October 26, 2010 reset.

Until October 2009, our effective interest rate swap agreements were designated as cash flow hedging instruments for accounting purposes. During October 2009, we borrowed $1,000 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facilities. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500.0 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000.0 million swap agreement, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500.0 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the quarter and nine months ended September 30, 2010, we recorded $2.2 million and $6.5 million, respectively, as an increase to interest expense, and we will record an additional $8.7 million as an increase to interest expense and other comprehensive income over the next 12 months, all related to deferred losses on the $1,000.0 million interest rate swap.

During the fourth quarter of 2009, we re-designated approximately $310.1 million of the $1,000.0 million swap as a cash flow hedging instrument. Also, on September 29, 2010, we entered into three forward interest rate swap agreements for notional amounts totaling $750.0 million that have been designated as cash flow hedging instruments. As a result, at September 30, 2010, $6,560.0 million of our total interest rate swap agreements notional amount of $7,250.0 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap agreement not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

Derivative Instruments – Interest Rate Cap Agreements

On January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The interest rate cap agreement, which was effective January 28, 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument for accounting purposes on May 1, 2008.

On November 30, 2009, June 7, 2010, and September 1, 2010, we purchased and extinguished approximately $948.8 million, $46.6 million, and $123.8 million, respectively, of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap remained effective subsequent to each debt extinguishment. As a result of the extinguishments, in the fourth quarter 2009, second quarter 2010, and third quarter 2010, we reclassified approximately $12.1 million, $0.6 million, and $1.5 million, respectively, of deferred losses out of Accumulated Other Comprehensive Loss and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the quarter and nine months ended September 30, 2010, we recorded $6.7 million and $16.2 million, respectively, as an increase to interest expense, and we will record an additional $20.9 million as an increase to interest expense and Accumulated Other Comprehensive Loss over the next twelve months, all related to deferred losses on the interest rate cap. In connection with the extinguishment of $46.6 million of the CMBS Financing, on June 7, 2010, we reclassified approximately $1.0 million of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap into interest expense associated with hedges for which the forecasted transactions are no longer probable of occurring.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the amended and restated loan agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we have designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

Derivative Instruments – Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps					Accrued expenses	$(37.9)	Accrued expenses	$—
Interest rate swaps		$—		$—	Deferred credits and other	(342.7)	Deferred credits and other	(337.6)
Interest rate cap	Deferred charges and other	1.0	Deferred charges and other	56.8		—		—

Subtotal		1.0		56.8		(380.6)		(337.6)
Derivatives not designated as hedging instruments
Interest rate swaps		—		—	Deferred credits and other	(37.5)	Deferred credits and other	(37.6)
Interest rate cap	Deferred charges and other	0.3	Deferred charges and other	—		—		—

Subtotal		0.3		—		(37.5)		(37.6)

Total Derivatives		$1.3		$56.8		$(418.1)		$(375.2)

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the quarters ended September 30, 2010 and 2009 for amounts transferred into or out of Accumulated Other Comprehensive Loss:

	Amount of (Gain) or Loss Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives designated as hedging instruments	Quarter Ended Sept 30, 2010	Quarter Ended Sept 30, 2009		Quarter Ended Sept 30, 2010	Quarter Ended Sept 30, 2009		Quarter Ended Sept 30, 2010	Quarter Ended Sept 30, 2009
Interest rate contracts	$19.1	$94.7	Interest expense	$9.1	$0.2	Interest expense	$(6.4)	$—

		Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Income	Quarter Ended Sept 30, 2010	Quarter Ended Sept 30, 2009
Interest rate contracts	Interest expense	$1.0	$—

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the nine months ended September 30, 2010 and 2009 for amounts transferred into or out of accumulated other comprehensive loss:

	Amount of (Gain) or Loss Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives designated as hedging instruments	Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009		Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009		Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009
Interest rate contracts	$143.0	$54.7	Interest expense	$23.4	$0.6	Interest expense	$(55.1)	$—

		Amount of (Gain) or Loss Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income	Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009
Interest rate contracts	Interest expense	$10.8	$—

In addition to the impact on interest expense from amounts reclassified from accumulated other comprehensive loss, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended September 30, 2010 and 2009 by approximately $64.8 million and $50.0 million, respectively. This cash settlement portion of the interest rate swap agreements increased interest expense for the nine months ended September 30, 2010 and 2009 by approximately $199.3 million and $147.6 million, respectively.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize, as of September 30, 2010, significant additions to or changes in our contractual obligations and other commitments through their respective maturity or ending dates, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations (a) (In millions)	Increase/ (Decrease)	Total
Face value of debt, including capital lease obligations	$1,104.0	$23,155.9
Estimated interest payments (b)(c)	(205.3)	9,674.9
Operating lease obligations	392.2	2,226.6
Purchase order obligations	21.1	53.0
Guaranteed payments to State of Louisiana	(45.0)	29.8
Construction commitments	(16.3)	37.3
Community reinvestment	(30.4)	86.7
Entertainment obligations	(16.9)	96.1
Other contractual obligations	26.3	592.5

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

(b)	Estimated interest for variable rate debt is based on rates at September 30, 2010. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

(c)

We are permitted to extend the maturities of the CMBS Loans from 2013 to 2015 and the PHW Las Vegas senior secured loan from 2011 to 2015, subject to satisfying certain conditions. If our options to extend the maturities are exercised, contractual interest payments would increase by approximately $390.7 million.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Letters of credit	$(42.2)	$120.0
Minimum payments to tribes	(10.3)	20.4

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 51 months from September 30, 2010, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2009 Annual Report on Form 10-K. Significant changes to our accounting policies and any new accounting pronouncements are further discussed in Note 2, “Recently Issued Accounting Pronouncements”, to the consolidated condensed financial statements included in Item I of this Form 10-Q.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of the Company’s significant indebtedness;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industries in particular;

•

construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•	the effects of environmental and structural building conditions relating to our properties;

•	the ability to timely and cost-effectively integrate acquisitions into our operations;

•	the ability to realize the expense reductions from our cost savings programs;

•	access to available and reasonable financing on a timely basis;

•

changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same store sales or hotel sales;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents, severe weather conditions or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds;

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness and the recent downturn in the gaming and hotel industries; and

•	the effects of competition, including locations of competitors and operating and market competition.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $19,717.1 million of total debt at September 30, 2010, $6,945.2 million, excluding $5,810.1 million of variable rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. To manage our interest rate risk, we have entered into interest rate swap agreements with respect to LIBOR borrowings for a notional amount of $6,500.0 million of this variable rate debt, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5% and an interest rate cap agreement for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $62.8 million. At September 30, 2010, the 3-Month USD LIBOR rate was 0.2914%. A hypothetical reduction of this rate to 0.0% would decrease interest expense for the next twelve months by approximately $18.3 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the second quarter and nine months of 2010. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95.0% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The fee hearing was heard on June 23, 2010 and was continued until July 2, 2010. On July 1, 2010, in a unanimous opinion, the appeals court affirmed the trial court’s grant of summary judgment in HOC’s favor dismissing Baha Mar’s tort, fraud and breach of contract claims and declaring that HOC properly exercised a valid right to terminate the joint venture. The appeals court also held that HOC was entitled to recover its attorney’s fees and costs incurred in the litigation with the amount to be determined per the trial court fee hearing process. Because the appeals court decision is unanimous, Baha Mar has no right to appeal to the New York Court of Appeals. On July 2, 2010, HOC and Baha Mar had an evidentiary hearing on HOC’s fee claim. On August 10, 2010, a special referee appointed by the court to recommend a fee judgment amount against the plaintiff recommended that the court enter an order awarding the Company nearly $12.2 million in fees. We await the court’s decision.

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

We are a highly leveraged company. As of September 30, 2010, after giving effect to the Reclassification and the IPO, we had $22,037.6 million face value of outstanding indebtedness and our annual debt service obligation is $1,900.5 million, which includes required interest payments of $1,645.4 million. These amounts do not include up to $1,136.9 million of notes that will be held by HBC, all of which will be deemed outstanding by HOC but not by Harrah’s.

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

•

require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, developing new gaming facilities, introducing new technologies or exploiting business opportunities;

•	affect our ability to renew gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at a variable rate of interest.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

We and our subsidiaries may be able to incur substantial indebtedness at any time from time to time, including in the near future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

For example, as of September 30, 2010, we had $1,510.0 million available for additional borrowing under our senior secured revolving credit facility after giving effect to $120.0 million in outstanding letters of credit thereunder, all of which would be secured. None of our existing indebtedness limits the amount of debt that may be incurred by Harrah’s. Our senior secured credit facilities allow for one or more future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the senior secured credit facilities and our first lien notes. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities, the CMBS Loans and the indentures governing most of our existing notes contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our common stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged and will pledge a significant portion of our assets as collateral under our senior secured credit facilities, our real estate facility loans, our first lien notes, our second lien notes, the senior secured loan of PHW Las Vegas, LLC, or PHW Las Vegas, or the senior secured loan of Chester Downs. If any of these lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

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

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities, our CMBS Loans and our first and second lien notes could proceed against the collateral granted to them to secure that indebtedness.

If the indebtedness under our first and second lien notes, senior secured credit facilities, CMBS Loans or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

We may be unable to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

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

We may be unable to generate sufficient cash flow from operations, or unable to draw under our senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the interest rates on our first and second lien notes are substantially higher than the interest rates under our HOC senior secured credit facility. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Neither the Sponsors nor any of their respective affiliates has any continuing obligation to provide us with debt or equity financing.

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

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, New York, Connecticut, Pennsylvania, Mississippi, Missouri, Maryland, Michigan, Indiana, Iowa, Kansas, Illinois, Ohio, Louisiana, Ontario, South Africa, Uruguay, United Kingdom, Egypt and/or other projects not yet announced which may be competitive in the other markets where we operate or intend to operate. Several states, such as Kentucky, Texas and Massachusetts, and Indian tribes are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions. In addition, our operations located in New Jersey and Nevada may be adversely impacted by the expansion of Indian gaming in New York and California, respectively.

The recent downturn in the national economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy could negatively impact our financial performance and our ability to access financing.

The recent severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. For example, key determinants of our revenues and operating performance include hotel ADR, number of gaming trips and average spend per trip by our customers. Our average system-wide ADR was $109 in 2007, compared to $86 during the last twelve months ended September 30, 2010. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition and results of operations. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition and results of operations.

We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, revenues and income from operations were negatively impacted during July 2006 in Atlantic City by a three-day government-imposed casino shutdown. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. For example, in Iowa, our ability to continue our gaming operations is subject to a referendum every eight years or at any time upon petition of the voters in the county in which we operate; the most recent referendum which approved our ability to continue to operate our casinos occurred on November 2, 2010. However, in order to be able to continue to operate our casinos and racetracks in Iowa we will need approval from a majority of the votes cast in any future referendum. There can be no assurance that continued gaming activity will be approved in any referendum in the future. If we do not obtain the requisite approval in any future referendum, we will not be able to operate our gaming operations in Iowa, which would negatively impact our future performance.

From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact our operations. For example, the City Council of Atlantic City passed an ordinance in 2007 requiring that we segregate at least 75% of the casino gaming floor as a nonsmoking area, leaving no more than 25% of the casino gaming floor as a smoking area. Illinois also passed the Smoke Free Illinois Act which became effective January 1, 2008, and bans smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. The Act also bans smoking within 15 feet of any entrance, window or air intake area of these public places. These smoking bans have adversely affected revenues and operating results at our properties. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

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

•	changes and concessions required by governmental or regulatory authorities;

•	the ability to finance the projects, especially in light of our substantial indebtedness;

•	delays in obtaining, or inability to obtain, all licenses, permits and authorizations required to complete and/or operate the project; and

•	disruption of our existing operations and facilities.

Moreover, our development and expansion projects are sometimes jointly pursued with third parties. These joint development or expansion projects are subject to risks, in addition to those disclosed above, as they are dependent on our ability to reach and maintain agreements with third parties. For example, although we have reached a non-binding agreement in principle with Rock Gaming, LLC to jointly develop two casinos in Ohio and we have expended resources in negotiating this agreement and developing the plans for the casinos, we may never be able to reach a definitive agreement with Rock Gaming, or, even if we are able to reach a definitive agreement, there would be no assurance that the agreement would be consummated and that the development project would be undertaken.

Our failure to complete any new development or expansion project, or consummate any joint development or expansion projects, as planned, on schedule, within budget or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition and results of operations.

Acts of terrorism and war, natural and man-made disasters and severe weather may negatively impact our future profits.

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

In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills could also adversely impact our business and operating results. For example, four of our properties were closed for an extended period of time due to the damage sustained from Hurricanes Katrina and Rita in August and September 2005, respectively. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted. Additionally, the Gulf of Mexico oil spill that began in April 2010 may have adversely affected our results in that region due to lower levels of tourism and increased costs of food, including seafood.

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

Some of our employees are represented by labor unions. A lengthy strike or other work stoppage at one of our casino properties or construction projects could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non—union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City and Las Vegas. For example, certain dealers at certain of our Atlantic City properties have voted to be represented by the United Auto Workers; however, to date, there are no collective bargaining agreements in place. The impact of this union activity is undetermined and could negatively impact our profits.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a withdrawal by us, which we consider from time to time, or a mass withdrawal or insolvency of contributing employers, we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. Any termination of a multi-employer plan, or mass withdrawal or insolvency of contributing employers, could require us to contribute an amount under a plan of rehabilitation or surcharge assessment that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

We may not realize all of the anticipated benefits of current or potential future acquisitions.

Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the businesses of such acquired company with our businesses. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies, including our recent acquisitions of Planet Hollywood in Las Vegas and Thistledown Racetrack in Cleveland, Ohio, include, among others:

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

We may be unable to realize in whole or in part the benefits anticipated for any current or future acquisitions.

We may not realize any or all of our projected cost savings, which would have the effect of reducing our LTM Adjusted EBITDA, which would have a negative effect on our results of operations and could have a negative effect on our stock price.

Beginning in the third quarter of 2008, we initiated a company-wide cost savings plan in an effort to align our expenses with current revenue levels. While these efforts have allowed us to realize, as of September 30, 2010, approximately $614.8 million in savings since we initiated our cost savings plan, our continued reduction efforts may fail to achieve similar or continued savings. Although we believe, as of September 30, 2010, there were $85.6 million of estimated cost savings yet-to-be realized from these initiatives, we may not realize some or all of these projected savings without impairing our revenues. Our cost savings plans are intended to increase our effectiveness and efficiency in our operations without impairing our revenues and margins. Our cost savings plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual savings may differ materially from what we anticipate. For example, cutting advertising expenses may have an unintended negative affect on our revenues. In addition, our expected savings from procurement may be affected by unexpected increases in the cost of raw materials.

The risks associated with our international operations could reduce our profits.

Some of our properties are located outside the United States, and our 2006 acquisition of London Clubs has increased the percentage of our revenue derived from operations outside the United States. International operations are subject to inherent risks including:

•	variation in local economies;

•	currency fluctuation;

•	greater difficulty in accounts receivable collection;

•	trade barriers;

•	burden of complying with a variety of international laws; and

•	political and economic instability.

The loss of the services of key personnel could have a material adverse effect on our business.

The leadership of our chief executive officer, Mr. Loveman, and other executive officers has been a critical element of our success. The death or disability of Mr. Loveman or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by key man or similar life insurance covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us.

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

From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. For example, we may have potential liability arising from a class action lawsuit against Hilton Hotels Corporation relating to employee benefit obligations. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Apollo and TPG control us, and their interests may conflict with or differ from your interests as a stockholder.

After giving effect to the Private Placement, the Reclassification and the IPO, Hamlet Holdings, the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors, will beneficially own in excess of 81.0% of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares. As a result, the Sponsors have the power to elect all of our directors. Therefore, the Sponsors have the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. The interests of the Sponsors could conflict with or differ from the interests of other holders of our common stock. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Additionally, the Sponsors are in the business of making or advising on investments in companies it holds, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with the Sponsors or their co-investors could cause our stock price to decline. So long as the Sponsors continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions.

In addition, we have an executive committee that serves at the discretion of our Board and is authorized to take such actions as it reasonably determines appropriate. Currently, the executive committee may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee.

Our stockholders are subject to extensive governmental regulation and if a stockholder is found unsuitable by the gaming authority, that stockholder would not be able to beneficially own our common stock directly or indirectly.

In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission, or the Gaming Commission, may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable shall apply for a finding of suitability within 30 days after the Gaming Commission’s request that he or she should do so and, together with his or her application for suitability, deposit with the Nevada Gaming Control Board, or the Control Board, a sum of money which, in the sole discretion of the Control Board, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the Control Board to pay final costs and charges.

Furthermore, any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold directly or indirectly the beneficial ownership of any voting security or the beneficial or record ownership of any nonvoting security or any debt security of any public corporation which is registered with the gaming authority beyond the time prescribed by the gaming authority. A violation of the foregoing may constitute a criminal offense. A finding of unsuitability by a particular gaming authority impacts that person’s ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person’s ability to associate or affiliate with gaming licensees in other jurisdictions.

Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only.

Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or controlling interest. In Indiana, for example, a person may not have an ownership interest in more than two Indiana riverboat owner’s licenses.

We may be required to pay our future tax obligation on our deferred cancellation of debt income.

Under the American Recovery and Reinvestment Act of 2009, or the ARRA, we will receive temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a five-year deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably over the succeeding five years. For example, in connection with the debt that we reacquired in 2009, we have deferred related CODI tax obligations of $2.2 billion in 2009 for five years. We are required to include one-fifth of this amount in taxable income in 2014 and thereafter, and to the extent that our federal taxable income exceeds our available federal net operating loss carry forwards in those years, we will have a cash tax obligation. Therefore, our tax obligations related to CODI could be substantial and could materially and adversely affect our cash flows as a result of tax payments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended Certificate of Incorporation of Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

3.2	Bylaws of Harrah’s Entertainment, Inc., as amended on January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed February 1, 2008.)

3.3	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.5	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.4	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.5	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.6	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.7	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description

4.8	Indenture, dated as of March 14, 2002, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-86142, filed April 12, 2002.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of March 14, 2002, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of March 14, 2002, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.12	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.13	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.14	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.15	Indenture, dated as of June 25, 2004, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.50% Senior Notes due 2010. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.16	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.17	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

Exhibit Number	Exhibit Description

4.18	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.19	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.20	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.21	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.22	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.23	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.24	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.25	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.26	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.27	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.28	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.29	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

Exhibit Number	Exhibit Description

4.30	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.31	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.32	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.33	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.34	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.35	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.36	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.37	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.38	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.39	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 17, 2009.)

4.40	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.41	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

Exhibit Number	Exhibit Description

4.42	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.43	Registration Rights Agreement, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc, as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.44	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.45	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.46	Management Investor Rights Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Hamlet Holdings LLC and the stockholders that are parties thereto (incorporated by reference to Exhibit 4.2 to Harrah’s Entertainment, Inc.’s Registration Statement on Form S-8 filed January 31, 2008)

4.47	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

4.48	Joinder to Registration Rights Agreement, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 29, 2009.)

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

Exhibit Number	Exhibit Description

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

Exhibit Number	Exhibit Description

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.14	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.15	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2010.)

†10.16	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.17	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.18	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.19	Employment Agreement made as of October 14, 2009 between Harrah’s Operating Company, Inc. and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

†10.20	Form of Indemnification Agreement entered into by Harrah’s Entertainment, Inc. and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed October 6, 2008.)

†10.21	Financial Counseling Plan of Harrah’s Entertainment, Inc. as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.22	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.23	Harrah's Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K filed December 15, 2008.)

10.24	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.25	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

Exhibit Number	Exhibit Description

10.26	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.27	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.28	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.29	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.30	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.31	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.32	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.33	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.34	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.35	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.36	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.37	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

Exhibit Number	Exhibit Description

†10.38	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.39	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.40	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended February 23, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed March 1, 2010.)

†10.41	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.42	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.43	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.44	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.45	Stock Option Grant Agreement dated December 1, 2009 between Peter E. Murphy and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

†10.46	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Gary W. Loveman, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne, and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.47	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.).

10.48	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.49	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

Exhibit Number	Exhibit Description

10.50	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.51	Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah’s Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.52	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah’s Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.53	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah’s Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.54	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah’s Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.55	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah’s Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.56	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah’s Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.57	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah’s Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.58	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah’s Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.59	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah’s Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.60	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah’s Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.61	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah’s Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.62	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.63	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.64	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.65	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.66	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.67	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.68	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.69	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.70	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.71	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.72	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.73	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

*99.1	Supplemental Discussion of Harrah’s Operating Company, Inc. Financial Results

*99.2	Supplemental Discussion of Harrah’s Commercial Mortgage-Backed Securities Related Properties Financial Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRAH’S ENTERTAINMENT, INC.

November 5, 2010	By:	/S/ DIANE E. WILFONG
Vice President, Controller and Chief Accounting Officer