Form 10-K
period 2010-12-31
CAESARS ENTERTAINMENT Corp
filed 2011-03-04
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10410

CAESARS ENTERTAINMENT CORPORATION

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 4, 2011, the Registrant had 71,799,659 shares of voting Common Stock outstanding. There is not a market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

CAESARS ENTERTAINMENT CORPORATION

We have proprietary rights to a number of trademarks used in this 10-K that are important to our business, including, without limitation, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, World Series of Poker, Horseshoe, Paris Las Vegas, Flamingo Las Vegas and Bally’s. We have omitted the ® and ™ trademark designations for such trademarks named in this 10-K.

PART I

ITEM 1.	Business

Overview

Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.) (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Caesars Entertainment,” the “Company,” “we,” “our” and “us”), is a Delaware corporation, and is one of the largest casino entertainment providers in the world. Our business is primarily conducted through a wholly-owned subsidiary, Caesars Entertainment Operating Company, Inc. (“CEOC”) (formerly known as Harrah’s Operating Company, Inc.) although certain material properties are not owned by CEOC. As of December 31, 2010, we owned, operated or managed, through various subsidiaries, 52 casinos in 12 U.S. states and in seven countries. The vast majority of these casinos operate in the United States and England, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one operated casino in Canada, one combination greyhound racetrack and casino, one combination thoroughbred racetrack and casino and one harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. As of December 31, 2010, our facilities have an aggregate of approximately three million square feet of gaming space and approximately 42,000 hotel rooms. We have a customer loyalty program, Total Rewards, which has over 40 million members that we use for marketing promotions and to generate play by our customers when they travel among our markets in the United States and Canada. We also own and operate the World Series of Poker tournament and brand. Unless otherwise noted or indicated by the context, the terms “Caesars,” “Caesars Entertainment,” “Company,” “we,” “us” and “our” refer to Caesars Entertainment Corporation.

We were incorporated on November 2, 1989 in Delaware, and prior to such date operated under predecessor companies. Our principal executive offices are located at One Caesars Palace Drive, Las Vegas, Nevada 89109, telephone (702) 407-6000. Until January 28, 2008, our common stock was traded on the New York Stock Exchange under the symbol “HET.”

On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction, hereinafter referred to as the “Acquisition,” valued at approximately $30.7 billion, including the assumption of $12.4 billion of debt and the incurrence of approximately $1.0 billion of acquisition costs. As a result of the Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of common stock of Caesars Entertainment are owned by entities affiliated with Apollo, TPG, and Paulson & Co. Inc. (“Paulson”), certain co-investors and members of management.

Description of Business

Our casino business commenced operations in 1937. We own, operate or manage global casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants and non-gaming entertainment facilities. The descriptions below are as of December 31, 2010, except where otherwise noted.

In southern Nevada, Harrah’s Las Vegas, Rio All-Suite Hotel & Casino, Caesars Palace, Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood Resort and Casino, Imperial Palace Hotel & Casino, Bill’s Gamblin’ Hall & Saloon and Hot Spot Oasis are located in Las Vegas, and draw customers from throughout the United States. Harrah’s Laughlin is located near both the Arizona and California borders and draws customers primarily from the southern California and Phoenix metropolitan areas and, to a lesser extent, from throughout the U.S. via charter aircraft.

In northern Nevada, Harrah’s Lake Tahoe and Harveys Resort & Casino are located near Lake Tahoe and Harrah’s Reno is located in downtown Reno. These facilities draw customers primarily from northern California, the Pacific Northwest and Canada.

Our Atlantic City casinos, Harrah’s Resort Atlantic City, Showboat Atlantic City, Caesars Atlantic City and Bally’s Atlantic City, draw customers primarily from the Philadelphia metropolitan area, New York and New Jersey.

Harrah’s Chester is a combination harness racetrack and casino located approximately six miles south of Philadelphia International Airport which draws customers primarily from the Philadelphia metropolitan area and Delaware. We have a 95 percent ownership interest in this property.

Our Chicagoland dockside casinos, Harrah’s Joliet in Joliet, Illinois, and Horseshoe Hammond in Hammond, Indiana, draw customers primarily from the greater Chicago metropolitan area. In southern Indiana, we own Horseshoe Southern Indiana, a dockside casino complex located in Elizabeth, Indiana, which draws customers primarily from northern Kentucky, including the Louisville metropolitan area, and southern Indiana, including Indianapolis.

In Louisiana, we own Harrah’s New Orleans, a land-based casino located in downtown New Orleans, which attracts customers primarily from the New Orleans metropolitan area. In northwest Louisiana, Horseshoe Bossier City, a dockside casino, and Harrah’s Louisiana Downs, a thoroughbred racetrack with slot machines, both located in Bossier City, cater to customers in northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.

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

Horseshoe Tunica, Harrah’s Tunica and Tunica Roadhouse Hotel & Casino, dockside casino complexes located in Tunica, Mississippi, are approximately 30 miles from Memphis, Tennessee and draw customers primarily from the Memphis area and, to a lesser extent, from throughout the U.S. via charter aircraft.

Horseshoe Casino and Bluffs Run Greyhound Park, a land-based casino and pari-mutuel facility, and Harrah’s Council Bluffs Casino & Hotel, a dockside casino facility, are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. At Horseshoe Casino and Bluffs Run Greyhound Park, we own the assets other than gaming equipment, and lease these assets to the Iowa West Racing Association, or IWRA, a nonprofit corporation, and we manage the facility for the IWRA under a management agreement expiring in October 2024. Iowa law requires that a qualified nonprofit corporation hold Bluffs Run’s gaming and pari-mutuel licenses and own its gaming equipment. The license to operate Harrah’s Council Bluffs Casino & Hotel is held jointly with IWRA, the qualified sponsoring organization. The Sponsorship and Operations Agreement between IWRA and us terminates on December 31, 2015, subject to our option to extend the term of the agreement for five succeeding three year terms, provided we are not in default.

In December 2010, we formed a joint venture, Rock Ohio Caesars LLC, with Rock Gaming, LLC, to pursue casino developments in Cincinnati and Cleveland. The properties, Horseshoe Cleveland Casino and Horseshoe Cincinnati Casino, are under development and expected to open (in the first quarter of 2012 and late 2012, respectively) assuming completion of the regulatory and licensing process.

Caesars Windsor, located in Windsor, Ontario, draws customers primarily from the Detroit metropolitan area and the Conrad Resort & Casino located in Punta Del Este, Uruguay, draws customers primarily from Argentina and Uruguay.

We own or manage four casinos in London: the Sportsman, the Golden Nugget, the Rendezvous, and The Casino at the Empire. Our casinos in London draw customers primarily from the London metropolitan area as well as international visitors. We also own Alea Nottingham, Alea Glasgow, Alea Leeds, Manchester235, Rendezvous Brighton and Rendezvous Southend-on-Sea in the provinces of the United Kingdom, which primarily draw customers from their local areas. Pursuant to a concession agreement, we also operate two casinos in Cairo, Egypt, The London Club Cairo (which is located at the Ramses Hilton) and Caesars Cairo (which is located at the Four Seasons Cairo), which draw customers primarily from other countries in the Middle East. Emerald Safari, located in the province of Gauteng in South Africa, draws customers primarily from South Africa.

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

We also own and operate the Thistledown Racetrack, a thoroughbred racing facility, located near Cleveland, Ohio.

We also operate the World Series of Poker tournaments, and we license trademarks for a variety of products and businesses related to this brand. We also have real money online gaming operations in the United Kingdom, as well as license agreements in place for online real money gaming alliances in France and Italy expected to launch in 2011. In addition, we offer online play-for-fun poker applications to residents in most countries in the world, including the United States.

We also own Macau Orient Golf located on a 175 acre site on the Cotai strip in Macau.

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

Patents and Trademarks

The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent or combination of several of our patents or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. We file applications for and obtain patents, copyrights and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained thirty-two patents in the United States and ten patents in other countries. Our U.S. patents have patent terms that variously expire between 2011 and 2025.

We have not applied for patents or the registration of all of our technology or trademarks, as the case may be, and may not be successful in obtaining the patents and trademarks that we have applied for. Despite our efforts to protect our proprietary rights, parties may infringe our patents and use information that we regard as proprietary and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others may be able independently to develop substantially equivalent intellectual property.

We hold the following trademarks used in this document: Bally’s, Bill’s, Bluffs Run, Caesars, Caesars Palace, Flamingo, Grand Casino, Harrah’s, Harveys, Horseshoe, Louisiana Downs, Paris, Reward Credits, Rio, Showboat, Seven Stars, Thistledown, Total Rewards, Tunica Roadhouse, World Series of Poker and WSOP. Trademark rights are perpetual provided that the mark remains in use by us or a licensee. In addition, we hold trademark licenses for Planet Hollywood used in connection with the Planet Hollywood Resort & Casino in Las Vegas, NV, which will expire on February 19, 2045, and for Imperial Palace used in connection with the Imperial Palace Las Vegas hotel and casino, which will expire on December 23, 2012. We consider all of these marks, and the associated name recognition, to be valuable to our business.

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

The expansion of casino entertainment into new markets, such as the expansion of tribal casino opportunities in New York and California and the approval of gaming facilities and introduction of table games in Pennsylvania present competitive issues for us which have had a negative impact on our financial results.

The casino entertainment industry is also subject to political and regulatory uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Operating Results” and “—Regional Operating Results.”

2010 Events

Planet Hollywood

On February 19, 2010, we completed the acquisition of the Planet Hollywood Resort and Casino in Las Vegas, Nevada. Planet Hollywood is adjacent to Paris Las Vegas and gives Caesars seven contiguous resorts on the east side of the Las Vegas Strip.

LINQ Project

In June 2010, we announced plans to build a retail and entertainment development between our Flamingo and Imperial Palace casinos, on the east side of the Las Vegas Strip, which we refer to as the LINQ project. The estimated $500 million-project anticipates the construction of bars, restaurants, shops and entertainment along a 1,200-foot pedestrian walkway. Over 20 bars and restaurants opening to the street will be anchored by a giant observation wheel that will reach heights of over 550 feet. We intend to rely on foot traffic in this area to capture an increased share of existing visitors’ entertainment budget.

Ohio

On May 25, 2010, we entered into a new agreement to purchase the assets of Thistledown Racetrack, a thoroughbred racing facility located in Cleveland, Ohio. The purchase was completed on July 28, 2010.

In December 2010, we formed a joint venture, Rock Ohio Caesars LLC, with Rock Gaming, LLC, to pursue casino developments in Cincinnati and Cleveland. Pursuant to the agreements forming the joint venture, we have committed to invest up to $200 million for an approximately 30% interest in the joint venture. As part of our investment, we also plan to contribute Thistledown to the joint venture. The casino developments will be managed by subsidiaries of Caesars. Completion of the casino developments is subject to a number of conditions, including, without limitation, the joint venture’s ability to obtain financing for development of the projects, the adoption of final rules and regulations by the Ohio casino control commission (once appointed), and receipt of necessary licensing to operate casinos in the State of Ohio.

Company Name Change

In November 2010, we changed our name to “Caesars Entertainment Corporation.” The Harrah’s name will continue to be one of the Company’s primary brands, along with Caesars, Horseshoe, Total Rewards and World Series of Poker.

Financing Activity

Bond Offering. In April 2010, CEOC issued $750.0 million aggregate principal amount of 12.75% second-priority senior secured notes due 2018 and used the proceeds to redeem or repay certain outstanding notes and revolving loans under its senior secured credit facilities.

Private Placement. On November 23, 2010, certain affiliates of Paulson & Co. Inc. (the “Paulson Investors”) and certain affiliates of the Sponsors (the “Sponsor Investors”), exchanged $835.4 million of 5.625% senior notes due 2015, 6.5% senior notes due 2016 and 5.75% senior notes due 2017 of CEOC (collectively, the “Notes”) they had acquired from a subsidiary of Caesars, together with $282.9 million of Notes they had previously acquired, for shares of Caesars voting common stock at an exchange ratio of 10 shares per $1,000 principal amount of Notes tendered. As a result, the Paulson Investors own approximately 9.9% of the Caesars common stock outstanding.

Reclassification and Irrevocable Proxy. In connection with the private placement, on November 22, 2010, we reclassified Caesars’ existing non-voting common stock into a new class of voting common stock and canceled the existing class of non-economic voting common stock that was held by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo and TPG. Additionally, on November 22, affiliates of the Sponsors and their co-investors entered into an irrevocable proxy vesting voting and dispositive control of their common stock of Caesars in Hamlet Holdings. As a result, Hamlet Holdings has voting and dispositive control of approximately 89.3% of our common stock outstanding.

Amendment to CMBS Financing. On August 31, 2010, Caesars subsidiaries that are borrowers (the “CMBS Entities”) under our CMBS financing (“CMBS Financing”) and the lenders amended the terms of the CMBS Financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”), the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to two years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS Entities at discounted prices of thirty to fifty cents per dollar, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS Entities that may be distributed to us. In connection with the amendment, we purchased $123.8 million face value of the CMBS Loans for $37.1 million in September 2010, and $191.3 million face value of CMBS Loans for $95.6 million in December 2010, reducing the outstanding face value of our CMBS Financing to approximately $5,189.6 million as of December 31, 2010.

Governmental Regulation

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.3 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

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

Employee Relations

We have approximately 69,000 employees through our various subsidiaries. Approximately 26,000 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at certain of our properties. Most of our employees covered by collective bargaining agreements are located at our properties in Las Vegas and Atlantic City. Our collective bargaining agreements with employees located at our Atlantic City properties expire at various times throughout 2011 and 2015 and our collective bargaining agreements with our employees located at our Las Vegas properties expire at various times between 2011 and 2014.

Available Information

Our internet address is www.caesars.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics for Principal Officers is available on our website under the “Investor Relations” link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Caesars Entertainment Corporation, Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

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

The recent severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. For example, key determinants of our revenues and operating performance include hotel ADR, number of gaming trips and average spend per trip by our customers. Our average system-wide ADR was $109 in 2007, compared to $86 during 2010. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as a result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition and results of operations. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

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

We may decide to develop, construct and open new hotels, casinos and other gaming venues in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, the incurrence of contingent liabilities and an increase in amortization expense related to intangible assets, which could have an adverse effect upon our business, financial condition and results of operations. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our recent expansion at Caesars Palace in Las Vegas, are susceptible to various risks and uncertainties, such as:

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

Moreover, our development and expansion projects are sometimes jointly pursued with third parties. These joint development or expansion projects are subject to risks, in addition to those disclosed above, as they are dependent on our ability to reach and maintain agreements with third parties. For example, although we executed a definitive agreement in December 2010 with Rock Gaming, LLC to jointly develop two casinos in Ohio, we can give no assurances that the development project will be undertaken.

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

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, popular uprisings or hostilities in Iraq and Afghanistan and other countries throughout the world will continue to directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt were negatively affected from the popular uprising there in January 2011. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

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

We may not realize any or all of our projected cost savings which would have a negative effect on our results of operations and could have a negative effect on our stock price.

Beginning in the third quarter of 2008, we initiated a company-wide cost savings plan in an effort to align our expenses with current revenue levels. While these efforts have allowed us to realize, as of December 31, 2010, approximately $648.8 million in savings since we initiated our cost savings plan, our continued reduction efforts may fail to achieve similar or continued savings. Although we believe, as of December 31, 2010, there were $207.5 million of estimated cost savings yet-to-be realized from these initiatives, we may not realize some or all of these projected savings without impairing our revenues. Our cost savings plans are intended to increase our effectiveness and efficiency in our operations without impairing our revenues and margins. Our cost savings plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual savings may differ materially from what we anticipate. For example, cutting advertising expenses may have an unintended negative affect on our revenues. In addition, our expected savings from procurement may be affected by unexpected increases in the cost of raw materials.

We may be required to pay our future tax obligation on our deferred cancellation of debt income.

Under the American Recovery and Reinvestment Act of 2009, or the ARRA, we will receive temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $3.6 billion for tax purposes (net of Original Issue Discount (OID) interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. To the extent that our federal taxable income exceeds our available federal net operating loss carry forwards in those years, we will have a cash tax obligation. Our tax obligations related to CODI could be substantial and could materially and adversely affect our cash flows as a result of tax payments. For more information on the debt that we reacquired in 2009 and 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Capital Resources-Issuances and Redemptions.”

The risks associated with our international operations could reduce our profits.

Some of our properties are located outside the United States, and our 2006 acquisition of London Clubs has increased the percentage of our revenue derived from operations outside the United States. International operations are subject to inherent risks including:

•	political and economic instability;

•	variation in local economies;

•	currency fluctuation;

•	greater difficulty in accounts receivable collection;

•	trade barriers; and

•	burden of complying with a variety of international laws

For example, the political instability in Egypt due to the uprising in January 2011 has negatively affected our properties there.

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

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting personnel, is intense. Recruiting, training, retention and benefit costs place significant demands on our resources. Additionally, our substantial indebtedness and the recent downturn in the gaming, travel and leisure sectors has made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.

We are controlled by the Sponsors, whose interests may not be aligned with ours.

Hamlet Holdings, the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors, beneficially owns approximately 89.3% of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares. As a result, the Sponsors have the power to elect all of our directors. Therefore, the Sponsors have the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. The interests of the Sponsors could conflict with or differ from the interests of other holders of our common stock. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Additionally, the Sponsors are in the business of making or advising on investments in companies it holds, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with the Sponsors or their co-investors could cause our stock price to decline. So long as Hamlet Holdings continues to hold the irrevocable proxy, they will continue to be able to strongly influence or effectively control our decisions.

In addition, we have an executive committee that serves at the discretion of our Board and is authorized to take such actions as it reasonably determines appropriate. Currently, the executive committee may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee. See “Directors, Executive Officers and Corporate Governance - Executive Committee” for a further discussion.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. For example, we may have potential liability arising from a class action lawsuit against Hilton Hotels Corporation relating to employee benefit obligations. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities, the CMBS financing and the indentures governing most of our existing notes contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to and on our subsidiaries’ ability to, among other things:

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

We have pledged and will pledge a significant portion of our assets as collateral under our senior secured credit facilities, the CMBS financing, our first lien notes, our second lien notes, the senior secured loan of PHW Las Vegas, LLC, or PHW Las Vegas, or the senior secured loan of Chester Downs. If any of these lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

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

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities, our CMBS financing and our first and second lien notes could proceed against the collateral granted to them to secure that indebtedness.

If the indebtedness under our first and second lien notes, senior secured credit facilities, CMBS financing or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We are a highly leveraged company. As of December 31, 2010, we had $21,847.7 million face value of outstanding indebtedness and our current debt service obligation is $1,701.0 million, which includes required interest payments of $1,645.4 million. As of December 31, 2010, CEOC had $18,294.5 million face value of outstanding indebtedness including $1,636.5 million owed to Caesars Entertainment, and CEOC’s debt service obligation is $1,613.0 million, which includes required interest payments of $1,557.4 million.

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

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, developing new gaming facilities, introducing new technologies or exploiting business opportunities;

•	affect our ability to renew gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

We and our subsidiaries may be able to incur substantial indebtedness at any time, and from time to time, including in the near future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

For example, as of December 31, 2010, we had $1,510.2 million available for additional borrowing under our senior secured revolving credit facility after giving effect to $119.8 million in outstanding letters of credit thereunder, all of which would be secured. None of our existing indebtedness limits the amount of debt that may be incurred by Caesars Entertainment. Our senior secured credit facilities allow for one or more future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the senior secured credit facilities and our first lien notes. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis, as well as development opportunities.

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

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the interest rates on our first and second lien notes are substantially higher than the interest rates under our senior secured credit facility. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Neither the Sponsors nor any of their respective affiliates has any continuing obligation to provide us with debt or equity financing.

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

In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of the Company’s significant indebtedness;

•	the impact, if any, of unfunded pension benefits under the multi-employer pension plans;

•	the effect of local and national economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industries in particular;

•

construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•	the effects of environmental and structural building conditions relating to our properties;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the ability to realize the expense reductions from our cost savings programs;

•	access to available and reasonable financing on a timely basis;

•

changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same store sales or hotel sales;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents, severe weather conditions, political uprisings or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds;

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, the recent downturn in the gaming and hotel industries, or any other factor;

•	the effects of competition, including locations of competitors and operating and market competition; and

•	the other factors set forth under “Risk Factors” above.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

The following table sets forth information about our casino entertainment facilities as of December 31, 2010:

Summary of Property Information

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)
Atlantic City, New Jersey
Harrah’s Atlantic City	Land-based	177,000	2,870	170	2,590
Showboat Atlantic City	Land-based	120,100	2,650	110	1,330
Bally’s Atlantic City	Land-based	167,200	3,430	210	1,760
Caesars Atlantic City	Land-based	140,800	2,520	180	1,140

Las Vegas, Nevada
Harrah’s Las Vegas	Land-based	90,600	1,410	100	2,530
Rio	Land-based	117,300	1,110	90	2,520
Caesars Palace	Land-based	131,100	1,400	170	3,290
Paris Las Vegas	Land-based	95,300	1,120	90	2,920
Bally’s Las Vegas	Land-based	66,200	1,030	60	2,810
Flamingo Las Vegas (b)	Land-based	76,800	1,270	130	3,460
Imperial Palace	Land-based	118,000	790	60	2,640
Bill’s Gamblin’ Hall & Saloon	Land-based	42,500	360	50	200
Hot Spot Oasis	Land-based	1,000	20	—	—
Planet Hollywood Resort and Casino	Land-based	108,900	1,190	90	2,500

Laughlin, Nevada
Harrah’s Laughlin	Land-based	56,000	890	30	1,510

Reno, Nevada
Harrah’s Reno	Land-based	41,600	810	50	930

Lake Tahoe, Nevada
Harrah’s Lake Tahoe	Land-based	57,500	820	70	510
Harveys Lake Tahoe	Land-based	71,500	780	80	740

Chicago, Illinois area
Harrah’s Joliet (Illinois) (c)	Dockside	38,900	1,190	20	200
Horseshoe Hammond (Indiana)	Dockside	108,200	3,110	150	—

Metropolis, Illinois
Harrah’s Metropolis (d)	Dockside	31,000	1,150	30	260

Southern Indiana
Horseshoe Southern Indiana	Dockside	86,600	1,840	100	500

Council Bluffs, Iowa
Harrah’s Council Bluffs	Dockside	28,000	920	30	250
Horseshoe Council Bluffs (e)	Greyhound racing facility and land- based casino	78,800	1,800	70	—

Tunica, Mississippi
Horseshoe Tunica	Dockside	63,000	1,570	80	510
Harrah’s Tunica	Dockside	136,000	1,370	70	1,360
Tunica Roadhouse Hotel & Casino	Dockside	31,000	800	20	130

Mississippi Gulf Coast
Grand Casino Biloxi	Dockside	28,800	830	30	490

St. Louis, Missouri
Harrah’s St. Louis	Dockside	109,000	2,660	80	500

North Kansas City, Missouri
Harrah’s North Kansas City	Dockside	60,100	1,720	60	390

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)

New Orleans, Louisiana
Harrah’s New Orleans	Land-based	125,100	2,020	120	450

Bossier City, Louisiana
Louisiana Downs (f)	Thoroughbred racing facility and land- based casino	14,900	1,050	—	—
Horseshoe Bossier City	Dockside	29,900	1,360	70	610

Chester, Pennsylvania
Harrah’s Chester (g)	Harness racing facility and land based casino	110,500	2,960	120	—

Phoenix, Arizona
Harrah’s Ak-Chin (h)	Indian Reservation	50,300	1,090	30	150

Cherokee, North Carolina
Harrah’s Cherokee (h)	Indian Reservation	140,900	3,640	50	1,110

San Diego, California
Harrah’s Rincon (h)	Indian Reservation	72,900	1,990	70	660

Punta del Este, Uruguay
Conrad Punta del Este Resort and Casino (g)	Land-based	44,500	470	60	300

Ontario, Canada
Caesars Windsor (i)	Land-based	100,000	2,330	80	760

United Kingdom
Golden Nugget	Land-based	5,100	40	20	—
Rendezvous Casino	Land-based	6,200	20	20	—
The Sportsman	Land-based	5,200	50	20	—
Rendezvous Brighton	Land-based	7,800	70	30	—
Rendezvous Southend-on-Sea	Land-based	8,700	50	30	—
Manchester235	Land-based	11,500	60	30	—
The Casino at the Empire	Land-based	20,900	100	30	—
Alea Nottingham	Land-based	10,000	50	20	—
Alea Glasgow	Land-based	15,000	50	30	—
Alea Leeds	Land-based	10,300	50	30	—

Egypt
The London Clubs Cairo-Ramses	Land-based	2,700	40	20	—
Caesars Cairo	Land-based	5,500	30	20	—

South Africa
Emerald Safari (j)	Land-based	37,700	660	30	190

(a)	Approximate.

(b)	Information includes O’Shea’s Casino, which is adjacent to this property.

(c)	We have an 80 percent ownership interest in and manage this property.

(d)	A hotel, in which we own a 12.5 percent special limited partnership interest, is adjacent to the Metropolis facility. We own a second 260-room hotel.

(e)	The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024. This information includes the Bluffs Run greyhound racetrack that operates at the property.

(f)	We own a 49 percent share of a joint venture that owns a 150-room hotel located near the property.

(g)	We have approximately 95 percent ownership interest in this property.

(h)	Managed.

(i)	We have a 50 percent interest in Windsor Casino Limited, which operates this property. The Province of Ontario owns the complex.

(j)	We have a 70 percent interest in and manage this property. During 2010 we sold twenty five percent of the shares in this property as required to a Broad-Based Black Economic Empowerment shareholder.

ITEM 3.	Legal Proceedings.

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

The approximate number of holders of record of our voting common stock as of March 4, 2011, was 172.

We did not pay any cash dividends in 2010, 2009 or 2008. The following table sets forth repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2010 – 10/31/2010	3,919	$66.00	—	—
11/1/2010 – 11/30/2010	—	—	—	—
12/1/2010 – 12/31/2010	—	—	—	—

ITEM 6.	Selected Financial Data.

The selected financial data set forth below for the five years ended December 31, 2010, should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

	Successor			Predecessor
(In millions, except common stock data and ratios)	2010 (a)	2009 (b)	Jan. 28, 2008 through Dec. 31, 2008 (c)	Jan. 1, 2008 through Jan. 27, 2008 (d)	2007 (e)	2006 (f)
OPERATING DATA
Net revenues	$8,818.6	$8,907.4	$9,366.9	$760.1	$10,825.2	$9,673.9
Income/(loss) from operations	532.3	(607.8)	(4,237.5)	(36.8)	1,652.0	1,556.6
(Loss)/income from continuing operations, net of tax	(823.3)	846.4	(5,174.7)	(99.4)	542.4	539.2
Net (loss)/income attributable to Caesars Entertainment Corporation	(831.1)	827.6	(5,096.3)	(100.9)	619.4	535.8
COMMON STOCK DATA
Earnings per share-diluted (g)
From continuing operations	(14.58)	6.88	(134.59)	(0.54)	2.77	2.79
Net (loss)/income	(14.58)	6.88	(132.37)	(0.54)	3.25	2.85
Cash dividends declared per share	—	—	—	—	1.60	1.53
FINANCIAL POSITION
Total assets	28,587.7	28,979.2	31,048.6	23,371.3	23,357.7	22,284.9
Long-term debt	18,785.5	18,868.8	23,123.3	12,367.5	12,429.6	11,638.7
Stockholders’ (deficit)/equity	1,672.6	(867.0)	(1,360.8)	6,733.4	6,679.1	6,123.5
RATIO OF EARNINGS TO FIXED CHARGES (h)	—	2.3	—	—	2.1	2.2

(a)	The full year results of 2010 include approximately $115.6 million in pre-tax gains on early extinguishments of debt, $193.0 million in pre-tax charges for impairment of goodwill and other non-amortizing intangible assets and $147.6 million in net pre-tax charges for write-downs, reserves and recoveries.

(b)	The full year results of 2009 include approximately $4,965.5 million in pre-tax gains on early extinguishments of debt, $1,638.0 million in pre-tax charges for impairment of goodwill and other non-amortizing intangible assets and $107.9 million in net pre-tax charges for write-downs, reserves and recoveries.

(c)	The Successor period of 2008 includes $5,489.6 million in pre-tax charges for impairment of goodwill and other non-amortizing intangible assets, $742.1 million in pre-tax gains on early extinguishment of debt, $24.0 million in pre-tax charges related to the sale of the Company, and $16.2 million in net pre-tax charges for write-downs, reserves and recoveries.

(d)	The Predecessor period of 2008 includes $4.7 million in net pre-tax charges for write-downs, reserves and recoveries and $125.6 million in pre-tax charges related to the sale of the Company.

(e)	2007 includes $59.9 million in net pre-tax credits for write-downs, reserves and recoveries and $13.4 million in pre-tax charges related to the proposed sale of the Company. 2007 also includes the financial results of Bill’s Gamblin’ Hall & Saloon from its February 27, 2007 date of acquisition and Macau Orient Golf from its September 12, 2007 date of acquisition.

(f)

2006 includes $62.6 million in net pre-tax charges for write-downs, reserves and recoveries, $37.0 million in pre-tax charges related to the review of certain strategic matters by the special committee of our Board of Directors and the integration of Caesars into Caesars Entertainment, and $62.0 million in pre-tax losses associated with early extinguishment of debt. 2006 also includes the financial results of London Clubs International from the date of our acquisition of a majority ownership interest in November 2006.

(g)	As a result of the Acquisition, our stock is no longer publicly traded.

(h)	Ratio computed based on (Loss)/income from continuing operations. For details of the computation of this ratio, see Exhibit 12. For the year ended December 31, 2010, the Successor period from January 28, 2008 through December 31, 2008, and the Predecessor period from January 1, 2008 through January 27, 2008, our earnings were insufficient to cover fixed charges by $1,278.1 million, $5,475.3 million and $122.5 million, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In November 2010, Harrah’s Entertainment Inc. changed its name to Caesars Entertainment Corporation. Caesars Entertainment Corporation, a Delaware corporation, was incorporated on November 2, 1989, and prior to such date operated under predecessor companies. In this discussion, the words “Caesars Entertainment,” “Company,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, together with its subsidiaries where appropriate.

OVERVIEW

We are one of the largest casino entertainment providers in the world. As of December 31, 2010, we owned, operated or managed 52 casinos in seven countries, but primarily in the United States and England. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States, and include land-based casinos and casino hotels, dockside casinos, a combination greyhound racetrack and casino, a combination thoroughbred racetrack and casino, a combination harness racetrack and casino, casino clubs and managed casinos. We are focused on building customer loyalty through a unique combination of customer service, excellent products, unsurpassed distribution, operational excellence and technology leadership and on exploiting the value of our major hotel/casino brands and our loyalty program, Total Rewards. We believe that the customer-relationship marketing and business-intelligence capabilities fueled by Total Rewards are constantly bringing us closer to our customers so we better understand their preferences, and from that understanding, we are able to improve the entertainment experiences that we offer accordingly.

On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all-cash transaction, hereinafter referred to as the “Acquisition,” valued at approximately $30.7 billion, including the assumption of $12.4 billion of debt and the incurrence of approximately $1.0 billion of acquisition costs. Holders of Caesars Entertainment stock received $90.00 in cash for each outstanding share of common stock. As a result of the Acquisition, the then issued and outstanding shares of non-voting common stock and the non-voting preferred stock of Caesars Entertainment were owned by entities affiliated with Apollo and TPG and certain co-investors and members of management, and the then issued and outstanding shares of voting common stock of Caesars Entertainment were owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo and TPG. As a result of the Acquisition, our stock is no longer publicly traded. During 2010, our shares of non-voting common stock and non-voting preferred stock were converted to a recently issued class of voting common stock, and our existing voting stock was canceled, as more fully described in Note 9 to the Consolidated Financial Statements, “Preferred and Common Stock”, included in Item 8 of this report.

REGIONAL AGGREGATION

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more meaningful information than would be possible on a consolidated basis, our casino properties as of December 31, 2010, have been grouped as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas(a)	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/Bluffs Run
Paris Las Vegas	Harrah’s Chester(c)	Harrah’s Tunica
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel & Casino
Bill’s Gamblin’ Hall & Saloon
Planet Hollywood Resort & Casino(b)

Illinois/Indiana	Other Nevada	Managed/International/Other
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin(d)
Harrah’s Joliet(c)	Harrah’s Lake Tahoe	Harrah’s Cherokee(d)
Horseshoe Hammond	Harrah’s Laughlin	Harrah’s Rincon(d)
Harrah’s Metropolis	Harveys Lake Tahoe	Conrad Punta del Este(c)
Caesars Windsor(e)
London Clubs International(f)

(a)	Includes O’Shea’s Casino, which is adjacent to this property.

(b)	Acquired February 19, 2010.

(c)	We have approximately 95 percent ownership interest in this property.

(d)	Managed.

(e)	We have a 50 percent interest in Windsor Casino Limited, which operates this property. The province of Ontario owns the complex.

(f)	We operate/manage ten casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70 percent ownership interest in and manage one casino club in South Africa.

CONSOLIDATED OPERATING RESULTS

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), we have separated our historical financial results for the period subsequent to the Acquisition (the “Successor” period) and the period prior to the Acquisition (the “Predecessor” period). However, we have also combined results for the Successor and Predecessor periods for 2008 in the presentations below because we believe that it enables a meaningful presentation and comparison of results. As a result of the application of purchase accounting as of the Acquisition date, financial information for the Successor periods and the Predecessor period are presented on different bases and, therefore, are not comparable. We have reclassified certain amounts for prior periods to conform to our 2010 presentation.

Because the financial results for 2010, 2009 and 2008 include significant impairment charges for goodwill and other non-amortizing intangible assets, the following tables also present separately income/(loss) from operations before such impairment charges and the impairment charges to provide more meaningful comparisons of results. This presentation is not in accordance with U.S. GAAP.

	Successor			Predecessor	Combined 2008
(In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008		Percentage Increase/(Decrease)
						10 vs. 09	09 vs. 08
Casino revenues	$6,917.9	$7,124.3	$7,476.9	$614.6	$8,091.5	(2.9)%	(12.0)%
Net revenues	8,818.6	8,907.4	9,366.9	760.1	10,127.0	(1.0)%	(12.0)%
Income/(loss) from operations	532.3	(607.8)	(4,237.5)	(36.8)	(4,274.3)	N/M	85.8%
Impairment of intangible assets, including goodwill	193.0	1,638.0	5,489.6	—	5,489.6	N/M	N/M
Income/(loss) from operations before impairment charges	725.3	1,030.2	1,252.1	(36.8)	1,215.3	(29.6)%	(15.2)%
(Loss)/income from continuing operations, net of tax	(823.3)	846.4	(5,174.7)	(99.4)	(5,274.1)	N/M	N/M
Net (loss)/income attributable to Caesars Entertainment Corporation	(831.1)	827.6	(5,096.3)	(100.9)	(5,197.2)	N/M	N/M

N/M = Not Meaningful

The Company’s 2010 net revenues decreased approximately 1.0 percent to $8,818.6 million from $8,907.4 million in 2009, as incremental revenues associated with our February 2010 acquisition of Planet Hollywood were unable to offset the continuing impact of the weak economic environment on customers’ discretionary spending.

Income from operations for the year ended December 31, 2010 was $532.3 million, compared with a loss from operations of $607.8 million for the same period in 2009. Included in income/(loss) from operations for 2010 and 2009 were impairment charges for goodwill and other non-amortizing intangible assets totaling $193.0 million and $1,638.0 million, respectively. Prior to consideration of these impairment charges, income from operations for the year ended December 31, 2010 decreased to $725.3 million from $1,030.2 million in the prior year. The decline was driven by the income impact of reduced revenues and the previously disclosed contingent liability reserve and asset reserve charges recorded during the second quarter 2010, which were partially offset by a tangible asset impairment charge in 2009 that did not recur in 2010 and the benefit of a $23.5 million property tax accrual adjustment recorded in the fourth quarter 2010.

Loss from continuing operations, net of tax, for the year ended December 31, 2010 was $823.3 million compared with income from continuing operations, net of tax, of $846.4 million for the year-ago period. Loss from continuing operations, net of tax, for the year ended December 31, 2010 included i) the aforementioned impairment charges for intangible assets and ii) gains related to the early extinguishment of debt of $115.6 million. Income from continuing operations, net of tax, for the year ended December 31, 2009 included i) the aforementioned impairment charges for intangible assets and ii) gains related to the early extinguishment of debt of $4,965.5 million. Gains on early extinguishments of debt in the year ended December 31, 2009 represented discounts related to the exchange of certain outstanding debt for new debt in the second quarter, CMBS debt repurchases in the fourth quarter, and purchases of certain of our debt in the open market during 2009. The gains were partially offset by the write-off of market value premiums and unamortized debt issue costs. These events are discussed more fully in the “Liquidity and Capital Resources” section that follows herein.

Revenues for the year ended December 31, 2009 declined as compared to 2008 as a result of reduced customer visitation and spend per trip due to the impact of the recession on customers’ discretionary spending, as well as reduced aggregate demand, which impacted average daily room rates. The earnings impact of the declines in revenue in 2009 as compared to 2008 was partially offset by company-wide cost savings initiatives that began in the third quarter of 2008. The year ended December 31, 2008 included charges of $5,489.6 million related to impairment of goodwill and other non-amortizing intangible assets, and expenses incurred in connection with the Acquisition, primarily related to accelerated vesting of employee stock options, stock appreciation rights (“SARs”) and restricted stock, and higher interest expense. Offsetting a portion of these costs in 2008 were net gains on the early extinguishments of debt and proceeds received from the settlement of insurance claims related to hurricane damage in 2005.

REGIONAL OPERATING RESULTS

On a consolidated basis, when compared with 2009, visitation by our rated players decreased 1 percent and the amount spent per rated-player trip decreased approximately 2 percent. Average daily room rates and occupancy were generally flat for 2010.

For the Las Vegas region, when compared with 2009, visitation by our rated players increased 4 percent for 2010, and the amount spent per rated-player trip decreased 4 percent. From a hotel perspective, revenue increased 9.2 percent when compared to 2009, as our occupancy increased 1.8 percentage points and our average daily room rates decreased 3 percent.

For the Atlantic City region, when compared with 2009, visitation by our rated players decreased 1 percent for 2010, and the amount spent per rated-player trip decreased 7 percent. From a hotel perspective, revenue increased 5 percent when compared to 2009, as our occupancy percentage was relatively consistent with the prior year and our average daily room rates increased 5 percent.

For the remainder of our United States markets, visitation by our rated players for 2010 was down 3 percent while customer spend per rated trip increased 2 percent.

Further discussion of our results by region follow:

Las Vegas Results

	Successor			Predecessor
			Jan. 28, 2008	Jan. 1, 2008		Percentage
			through	through	Combined	Increase/(Decrease)
(In millions)	2010	2009	Dec. 31, 2008	Jan. 27, 2008	2008	10 vs. 09		09 vs. 08
Casino revenues	$1,544.4	$1,476.0	$1,579.9	$138.7	$1,718.6	4.6%		(14.1)%
Net revenues	2,834.8	2,698.0	3,000.6	253.6	3,254.2	5.1%		(17.1)%
Income/(loss) from operations	349.9	(681.0)	(1,988.0)	51.9	(1,936.1)	N/M		64.8%
Impairment of intangible assets, including goodwill	—	1,130.9	2,579.4	—	2,579.4	N/M		N/M
Income from operations before impairment charges	349.9	449.9	591.4	51.9	643.3	(22.2)%		(30.1)%
Operating margin	12.3%	(25.2)%	(66.3)%	20.5%	(59.5)%	37.5pts		34.3pts
Operating margin before impairment charges	12.3%	16.7%	19.7%	20.5%	19.8%	(4.4	)pts	(3.1	)pts

On February 19, 2010, Caesars Entertainment Operating Company, Inc. (“CEOC”), a wholly-owned subsidiary of Caesars Entertainment Corporation, acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns the Planet Hollywood Resort and Casino (“Planet Hollywood”) located in Las Vegas, Nevada. Net revenues and income from continuing operations before income taxes (excluding transaction costs associated with the acquisition) of Planet Hollywood subsequent to the date of acquisition through December 31, 2010 are included in consolidated results from operations.

Hotel occupancy remained above 90 percent, and revenues for the year ended December 31, 2010 increased 5.1 percent in the Las Vegas Region from 2009 due to our February 2010 acquisition of Planet Hollywood. On a same-store basis, revenues declined 3.5 percent for the year ended December 31, 2010, resulting primarily from decreased spend per visitor. Increased labor and depreciation expenses in the region combined with the income impact of reduced same-store revenues resulted in reduced income from operations for 2010, before consideration of impairment charges. Income from operations for the year ended December 31, 2010 includes incremental depreciation associated with the Caesars Palace expansions placed into service late in 2009, increased levels of remediation costs during 2010 at two properties within the region, and the write-off of assets associated with certain capital projects. Loss from operations for the year ended December 31, 2009 includes charges of $1,130.9 million related to impairment of intangible assets in the region.

An expansion and renovation of Caesars Palace Las Vegas was completed in stages during 2009 on the Octavius Tower, a new hotel tower with 110,000 square feet of additional meeting and convention space, three 10,000-square-foot luxury villa suites and an expanded pool and garden area. We have deferred completion of approximately 660 rooms, including 75 luxury suites, in the hotel tower expansion as a result of current economic conditions impacting the Las Vegas tourism sector. The convention center and the remainder of the expansion project, other than the deferred rooms, was completed during 2009. The Company has incurred capital expenditures of approximately $640.3 million on this project through December 31, 2010. The Company does not expect to incur significant additional capital expenditures on this project until construction on the deferred rooms is resumed, at which time the Company estimates that between approximately $90.0 million and $110.0 million will be required to complete the project. We anticipate initiating activity on this project during 2011.

For the year ended December 31, 2009, revenues and income from operations before impairment charges were lower than in 2008, driven by lower spend per customer and declines in the group-travel business due to the recession. While hotel occupancy was strong at approximately 90%, average room rates declined due to the impact of reduced aggregate demand. Loss from operations for 2008 included charges of $2,579.4 million recorded for the impairment of goodwill and other non-amortizing intangible assets.

Atlantic City Results

	Successor			Predecessor
			Jan. 28, 2008	Jan. 1, 2008		Percentage
			through	through	Combined	Increase/(Decrease)
(In millions)	2010	2009	Dec. 31, 2008	Jan. 27, 2008	2008	10 vs. 09		09 vs. 08
Casino revenues	$1,696.8	$1,894.5	$2,111.8	$163.4	$2,275.2	(10.4)%		(16.7)%
Net revenues	1,899.9	2,025.9	2,156.0	160.8	2,316.8	(6.2)%		(12.6)%
Income/(loss) from operations	83.7	28.3	(415.4)	18.7	(396.7)	N/M		N/M
Impairment of intangible assets, including goodwill	—	178.7	699.9	—	699.9	N/M		N/M
Income from operations before impairment charges	83.7	207.0	284.5	18.7	303.2	(59.6)%		(31.7)%
Operating margin	4.4%	1.4%	(19.3)%	11.6%	(17.1)%	3.0pts		18.5pts
Operating margin before impairment charges	4.4%	10.2%	13.2%	11.6%	13.1%	(5.8	)pts	(2.9	)pts

The Atlantic City market continues to be affected by the current economic environment as well as competition from new casinos outside of Atlantic City and the mid-2010 introduction of table games in the Pennsylvania market.

Reduced customer spend per trip and increased competition from other markets led to lower Atlantic City Region revenues during the year ended December 31, 2010. Income from operations for the year ended December 31, 2009 included a charge of $178.7 million related to impairment of goodwill and other non-amortizing intangible assets at certain of the region’s properties. Income from operations for the year ended December 31, 2010 was lower than the prior year, prior to consideration of the impairment charge, as cost-saving initiatives were unable to offset the income impact of reduced revenues and increased marketing and labor-related expenses. Income from operations for the year ended December 31, 2010 also included the write-off of assets associated with certain capital projects.

Revenues for 2009 were lower than in 2008 due to reduced visitor volume and spend per trip, as well as competition from slot parlors in Pennsylvania. Income from operations before impairment charges for 2009 was also lower than in 2008 as cost savings initiatives were insufficient to offset the earnings impact of the reduced revenues and increased marketing expenses. These adverse factors were partially offset by the full-year impact of the 2008 expansion of the Harrah’s Atlantic City property.

Louisiana/Mississippi Results

	Successor			Predecessor
			Jan. 28, 2008	Jan. 1, 2008		Percentage
			through	through	Combined	Increase/(Decrease)
(In millions)	2010	2009	Dec. 31, 2008	Jan. 27, 2008	2008	10 vs. 09		09 vs. 08
Casino revenues	$1,096.4	$1,140.8	$1,252.7	$99.0	$1,351.7	(3.9)%		(15.6)%
Net revenues	1,193.4	1,245.2	1,340.8	106.1	1,446.9	(4.2)%		(13.9)%
Income from operations	69.9	181.4	28.3	10.1	38.4	(61.5)%		N/M
Impairment of intangible assets, including goodwill	51.0	6.0	328.9	—	328.9	N/M		N/M
Income from operations before impairment charges	120.9	187.4	357.2	10.1	367.3	(35.5)%		(49.0)%
Operating margin	5.9%	14.6%	2.1%	9.5%	2.7%	(8.7	)pts	11.9pts
Operating margin before impairment charges	10.1%	15.0%	26.6%	9.5%	25.4%	(4.9	)pts	(10.4	)pts

Reduced visitation and customer spend per trip unfavorably impacted the Louisiana/ Mississippi Region revenues during the year ended December 31, 2010. Income from operations for the year ended December 31, 2010 included a charge of $51.0 million related to impairment of goodwill and other non-amortizing intangible assets at one of the region’s properties. Income from operations for the year ended December 31, 2009 included a charge of $6.0 million related to impairment of intangible assets at one of the region’s properties. Income from operations for the year ended December 31, 2010 was lower than in 2009, prior to consideration of impairment charges, as cost-saving initiatives were unable to offset the income impact of reduced revenues and increased marketing expenses.

Revenues for 2009 in the region were lower compared to 2008 driven by lower visitor volume due to the current economic environment. Included in income from operations for 2008 were $328.9 million of impairment charges for goodwill and other non-amortizing assets of certain properties within the region. Prior to the consideration of impairment charges and the insurance proceeds received in 2008 of $185.4 million from the final settlement of claims related to 2005 hurricane damage at certain properties, income from operations before impairment charges for 2009 improved slightly when compared to 2008 primarily as a result of cost savings initiatives within the region. During December 2009, we rebranded Sheraton Tunica to Tunica Roadhouse. For the rebranding, the property was closed for a minimal amount of time, during a traditionally quiet period, resulting in limited disruptions to operations.

Construction began in third quarter 2007 on a casino and resort in Biloxi. We have halted construction on this project, and continue to evaluate our development options. As of December 31, 2010, approximately $180.0 million had been spent on this project.

Iowa/Missouri Results

	Successor			Predecessor
			Jan. 28, 2008	Jan. 1, 2008		Percentage
			through	through	Combined	Increase/(Decrease)
(In millions)	2010	2009	Dec. 31, 2008	Jan. 27, 2008	2008	10 vs. 09		09 vs. 08
Casino revenues	$688.4	$707.3	$678.7	$52.5	$731.2	(2.7)%		(3.3)%
Net revenues	735.4	756.6	727.0	55.8	782.8	(2.8)%		(3.3)%
Income from operations	171.0	187.5	108.2	7.7	115.9	(8.8)%		61.8%
Impairment of intangible assets, including goodwill	9.0	—	49.0	—	49.0	N/M		N/M
Income from operations before impairment charges	180.0	187.5	157.2	7.7	164.9	(4.0)%		13.7%
Operating margin	23.3%	24.8%	14.9%	13.8%	14.8%	(1.5	)pts	10.0pts
Operating margin before impairment charges	24.5%	24.8%	21.6%	13.8%	21.1%	(0.3	)pts	3.7pts

Revenues in the region declined for the year ended December 31, 2010 from 2009 due to new competition in the region and lower customer spend per trip. Income from operations for the year ended December 31, 2010 included a charge of $9.0 million related to impairment of goodwill and other non-amortizing intangible assets at one of the region’s properties. Income from operations for the year ended December 31, 2010 declined from 2009 primarily due to the income impact of revenue declines.

Revenues for 2009 at our Iowa and Missouri properties were slightly lower compared to the same period in 2008 driven by the weak economy that impacted guest visitation. The region was also impacted by severe winter storms during the fourth quarter of 2009 which also affected guest visitation. Income from operations before impairment charges and operating margin in 2009 were higher than in the prior year due primarily to cost-savings initiatives.

Illinois/Indiana Results

	Successor			Predecessor
			Jan. 28, 2008	Jan. 1, 2008		Percentage
			through	through	Combined	Increase/(Decrease)
(In millions)	2010	2009	Dec. 31, 2008	Jan. 27, 2008	2008	10 vs. 09	09 vs. 08
Casino revenues	$1,152.9	$1,180.7	$1,102.5	$86.9	$1,189.4	(2.4)%	(0.7)%
Net revenues	1,160.1	1,172.3	1,098.7	85.5	1,184.2	(1.0)%	(1.0)%
Income/(loss) from operations	119.0	(35.4)	(505.9)	8.7	(497.2)	N/M	92.9%
Impairment of intangible assets, including goodwill	58.0	180.7	617.1	—	617.1	N/M	N/M
Income from operations before impairment charges	177.0	145.3	111.2	8.7	119.9	21.8%	21.2%
Operating margin	10.3%	(3.0)%	(46.0)%	10.2%	(42.0)%	13.3pts	39.0pts
Operating margin before impairment charges	15.3%	12.4%	10.1%	10.2%	10.1%	2.9pts	2.3pts

Revenues in the region decreased for the year ended December 31, 2010 from 2009 due to decreased customer spend per trip. Income from operations for the year ended December 31, 2010 included a charge of $58.0 million related to impairment of goodwill and other non-amortizing intangible assets at certain of the region’s properties, partially offset by the benefit of a $23.5 million property tax accrual adjustment recorded in the fourth quarter 2010. Loss from operations for the year ended December 31, 2009 included a charge of $180.7 million related to impairment of intangible assets at certain of the region’s properties. Income from operations, prior to consideration of impairment charges, increased for the year ended December 31, 2010 relative to 2009 as a result of reduced marketing expenses and the aforementioned property tax accrual adjustment.

For the year ended December 31, 2009, revenues were relatively unchanged compared to 2008 due to the full year impact of the 2008 expansion of the Horseshoe Hammond property, which offset the revenue declines at other properties in the region. The Horseshoe Hammond renovation and expansion was completed in August 2008. Cost savings initiatives at properties in the region also contributed to the increase in income from operations before impairment charges in 2009.

Other Nevada Results

	Successor			Predecessor
			Jan. 28, 2008	Jan. 1, 2008		Percentage
			through	through	Combined	Increase/(Decrease)
(In millions)	2010	2009	Dec. 31, 2008	Jan. 27, 2008	2008	10 vs. 09		09 vs. 08
Casino revenues	$351.0	$372.0	$425.4	$30.2	$455.6	(5.6)%		(18.3)%
Net revenues	447.5	472.6	534.0	38.9	572.9	(5.3)%		(17.5)%
(Loss)/income from operations	(13.9)	47.3	(255.9)	0.5	(255.4)	N/M		N/M
Impairment of intangible assets, including goodwill	49.0	4.0	318.5	—	318.5	N/M		N/M
Income from operations before impairment charges	35.1	51.3	62.6	0.5	63.1	(31.6)%		(18.7)%
Operating margin	(3.1)%	10.0%	(47.9)%	1.3%	(44.6)%	(13.1	)pts	54.6pts
Operating margin before impairment charges	7.8%	10.9%	11.7%	1.3%	11.0%	(3.1	)pts	(0.1	)pts

Results for the year ended December 31, 2010 for the Other Nevada Region declined from 2009 due to lower visitation and decreased customer spend per trip. Also contributing to the decline in income from operations for the year ended December 31,

2010 was a charge of $49.0 million, recorded during the second quarter of 2010, related to the impairment of goodwill and other non-amortizing intangible assets at one of the region’s properties.

For 2009, revenues from our Nevada properties outside of Las Vegas were lower than in 2008 due to lower guest visitation and lower customer spend per trip. Cost-savings initiatives implemented throughout 2009 partially offset the earnings impact of the net revenue declines. During December 2009, we announced the permanent closure of Bill’s Lake Tahoe effective in January 2010, which was later sold in February 2010. The closure and sale were the result of several years of declining business levels at that property.

Managed and International Results

	Successor			Predecessor
			Jan. 28, 2008	Jan. 1, 2008		Percentage
			through	through	Combined	Increase/(Decrease)
(In millions)	2010	2009	Dec. 31, 2008	Jan. 27, 2008	2008	10 vs. 09	09 vs. 08
Revenues
Managed	$43.9	$56.3	$59.1	$5.0	$64.1	(22.0)%	(12.2)%
International	431.1	403.8	375.7	51.2	426.9	6.8%	(5.4)%

Net revenues	$475.0	$460.1	$434.8	$56.2	$491.0	3.2%	(6.3)%

Income/(loss) from operations
Managed	$11.9	$19.4	$22.1	$4.0	$26.1	(38.7)%	(25.7)%
International	10.5	(23.0)	(276.0)	2.2	(273.8)	N/M	91.6%

Income/(loss) from operations	$22.4	$(3.6)	$(253.9)	$6.2	$(247.7)	N/M	98.5%

Impairment of intangible assets, including goodwill
Managed	$—	$—	$—	$—	$—	N/M	N/M
International	6.0	31.0	210.8	—	210.8	N/M	N/M

Total charges	$6.0	$31.0	$210.8	$—	$210.8	N/M	N/M

Income/(loss) from operations before impairment
Managed	$11.9	$19.4	$22.1	$4.0	$26.1	(38.7)%	(25.7)%
International	16.5	8.0	(65.2)	2.2	(63.0)	N/M	N/M

Income/(loss) from operations before impairment	$28.4	$27.4	$(43.1)	$6.2	$(36.9)	3.6%	N/M

Managed and international results include income from our managed properties and Thistledown Racetrack, and the results of our international properties.

Managed

We manage three tribal casinos. The table below gives the location and expiration date of the current management contracts for our three tribal casino properties as of December 31, 2010.

Casino	Location	Expiration of Management Agreement
Harrah’s Rincon	near San Diego, California	November 2013
Harrah’s Cherokee	Cherokee, North Carolina	November 2011
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2014

In December 2010, we formed Rock Ohio Caesars LLC, a joint venture with Rock Gaming, LLC, created to pursue casino developments in Cincinnati and Cleveland. Pursuant to the agreements forming the joint venture, we have committed to invest up to $200 million for an approximately 30% interest in the joint venture. As part of our investment, we also plan to contribute Thistledown Racetrack (“Thistledown”), a non-casino racetrack located outside Cleveland, Ohio, to the joint venture. Based upon this commitment, we have included Thistledown as a managed property. As of December 31, 2010 we have invested approximately $64.0 million in the joint venture.

The decline in revenues from our managed properties for the years ended December 31, 2010 and 2009, when compared to their respective prior periods, reflects the impact of the current economic environment on our managed properties, partially offset by incremental revenues of $7.2 million associated with our July 2010 acquisition of Thistledown.

International

Our international results include the operations of our property in Punta del Este, Uruguay, and our London Clubs International Limited (“London Clubs”) entities. As of December 31, 2010, London Clubs owns or manages ten casinos in the United Kingdom, two in Egypt and one in South Africa. During 2009, one of the London Clubs owned properties, Fifty, was closed and liquidated.

Revenues for the year ended December 31, 2010 increased over 2009 due to increased visitation and increased spend per trip at our Uruguay and London Clubs properties. Income from operations for the year ended December 31, 2010 included a charge of $6.0 million related to impairment of goodwill and other non-amortizing intangible assets at our international properties. Income from operations for the year ended December 31, 2009 included a charge of $31.0 million related to impairment of goodwill and other non-amortizing intangible assets. Prior to consideration of impairment charges, international income from operations significantly increased for the year ended December 31, 2010 when compared with 2009 due to strong revenue performance and cost-saving initiatives.

Revenues for London Clubs decreased slightly in 2009 when compared to 2008 as the increase in local currency revenues attributable to the full-year impact in 2009 of two new properties which opened in 2008 was insufficient to offset the adverse movements in exchange rates. Loss from operations in 2009 was improved compared to 2008 as a result of the $210.8 million impairment charge recorded in 2008 compared to the $31.0 million charged in 2009. Income from operations before impairment in 2009 improved when compared to a loss from operations before impairment in 2008 due to the income impact of increased revenues and cost-savings initiatives throughout the international properties.

OTHER FACTORS AFFECTING NET INCOME

	Successor			Predecessor
			Jan. 28, 2008	Jan. 1, 2008		Percentage
			through	through	Combined	Increase/(Decrease)
Expense/(income)	2010	2009	Dec. 31, 2008	Jan. 27, 2008	2008	10 vs. 09	09 vs. 08
(In millions)
Corporate expense	$140.9	$150.7	$131.8	$8.5	$140.3	(6.5)%	7.4%
Write-downs, reserves and recoveries	147.6	107.9	16.2	4.7	20.9	N/M	N/M
Impairment of goodwill and other non-amortizing intangible assets	193.0	1,638.0	5,489.6	—	5,489.6	N/M	N/M
Acquisition and integration costs	13.6	0.3	24.0	125.6	149.6	N/M	(99.8)%
Amortization of intangible assets	160.8	174.8	162.9	5.5	168.4	(8.0)%	3.8%
Interest expense, net	1,981.6	1,892.5	2,074.9	89.7	2,164.6	4.7%	(12.6)%
(Gains)/losses on early extinguishments of debt	(115.6)	(4,965.5)	(742.1)	—	(742.1)	(97.7)%	N/M
Other income	(41.7)	(33.0)	(35.2)	(1.1)	(36.3)	26.4%	(9.1)%
(Benefit)/provision for income taxes	(468.7)	1,651.8	(360.4)	(26.0)	(386.4)	N/M	N/M
Income attributable to non-controlling interests	7.8	18.8	12.0	1.6	13.6	(58.5)%	38.2%
Income from discontinued operations, net of income taxes	—	—	(90.4)	(0.1)	(90.5)	N/M	N/M

N/M = Not meaningful

Corporate Expense

Corporate expense decreased in 2010 from the comparable period in 2009 due primarily to expenses incurred in connection with our April 2009 debt exchange transaction that did not recur during 2010 and reduced expense associated with incentive compensation, partially offset by increased labor-related expenses for year ended December 31, 2010 when compared with the same period of 2009.

Corporate expense increased in 2009 from 2008 due to certain non-capitalizable expenses related to the debt exchange offer and other advisory services, partially offset by the continued realization of cost-savings initiatives that began in the third quarter of 2008.

Corporate expense includes expenses associated with share-based compensation plans in the amounts of $18.1 million, $16.4 million, $15.8 million, and $2.9 million for the years ended December 31, 2010 and 2009, the Successor period from January 28, 2008 through December 31, 2008, and the Predecessor period from January 1, 2008 through January 27, 2008, respectively.

Write-downs, reserves and recoveries

Write-downs, reserves and recoveries include various pre-tax charges to record certain long-lived tangible asset impairments, contingent liability or litigation reserves or settlements, project write-offs, demolition costs, remediation costs, recoveries of previously recorded reserves and other non-routine transactions. Given the nature of the transactions included within write-downs, reserves and recoveries, these amounts are not expected to be comparable from year-to-year, nor are the amounts expected to follow any particular trend from year-to-year.

Write-downs, reserves and recoveries for 2010 were $147.6 million, compared with $107.9 million in 2009. Included in write-downs, reserves and recoveries for the year ended December 31, 2010 with no comparable amounts in 2009 is an accrual of $25.0 million (see Note 14, “Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements), and a charge of approximately $52.2 million to fully reserve a note receivable balance related to land and pre-development costs contributed to a venture for development of a casino project in Philadelphia with which we were involved prior to December 2005. Also included in write-downs, reserves and recoveries for the year ended December 31, 2010 were charges of $29.0 million to write-off assets associated with certain capital projects in the Las Vegas and Atlantic City regions.

Amounts incurred during 2010 for remediation costs were $42.7 million, and increased by $3.4 million when compared to 2009.

Write-downs, reserves and recoveries in 2009 of $107.9 million increased when compared with $20.9 million in 2008. Included in the amounts for 2008 are insurance proceeds related to the 2005 hurricanes totaling $185.4 million. Prior to these insurance proceeds, write-downs, reserves and recoveries for 2008 were $206.3 million. Amounts incurred in 2009 for remediation costs were $39.3 million, a decrease of $25.6 million from similar costs in 2008. We recorded $59.3 million in impairment charges for long-lived tangible assets during 2009, an increase of $19.7 million when compared to 2008. The majority of the 2009 charge was related to the Company’s office building in Memphis, Tennessee due to the relocation to Las Vegas, Nevada of those corporate functions formerly performed at that location. We recorded $34.8 million in charges related to efficiency projects that were also a result of the relocation.

Also during 2009, associated with its closure and ultimate liquidation, we wrote off the assets and liabilities on one of our London Club properties. Because the assets and liabilities were in a net liability position, a pre-tax gain of $9.0 million was recognized in the fourth quarter of 2009. The recognized gain was partially offset by charges related to other projects. 2009 also included a reversal of an accrual for approximately $30.0 million due to a judgment against the Company that was vacated in third quarter of 2009. This amount was previously charged to write-downs, reserves and recoveries in 2006 and was reversed accordingly upon the vacated judgment.

For additional discussion of write-downs, reserves and recoveries, refer to Note 11, “Write-downs, Reserves and Recoveries,” to our Consolidated Financial Statements, included in Item 8 of this report.

Impairment of intangible assets

During the fourth quarter of each year, we perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30. We perform assessments for impairment of goodwill and other non-amortizing intangible assets more frequently if impairment indicators exist.

During 2010, due to the relative impact of weak economic conditions on certain properties in the Other Nevada and Louisiana/Mississippi regions, we performed an interim assessment of goodwill and certain non-amortizing intangible assets for impairment during the second quarter, which resulted in an impairment charge of $100.0 million. During the third quarter, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, which resulted in an impairment charge of $44.0 million. We finalized our annual assessment during the fourth quarter, and as a result of the final assessment, we recorded an impairment charge of $49.0 million, which brought the aggregate charges recorded for the year ended December 31, 2010 to $193.0 million.

During 2009, we performed an interim assessment of goodwill and certain non-amortizing intangible assets for impairment during the second quarter, due to the relative impact of weak economic conditions on certain properties in the Las Vegas market, which resulted in an impairment charge of $297.1 million. During the third quarter, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, which resulted in an impairment charge of $1,328.6 million. We finalized our annual assessment during the fourth quarter, and as a result of the final assessment, we recorded an impairment charge of approximately $12.3 million, which brought the aggregate charges recorded for the year ended December 31, 2009 to approximately $1,638.0 million.

Our 2008 analysis indicated that certain of our goodwill and other non-amortizing intangible assets were impaired based upon projected performance which reflected factors impacted by the then-current market conditions, including lower valuation multiples for gaming assets, higher discount rates resulting from turmoil in the credit markets, and the completion of our 2009 budget and forecasting process. As a result of our projected deterioration in financial performance, an impairment charge of $5,489.6 million was recorded in the fourth quarter of 2008.

For additional discussion of impairment of intangible assets, refer to Note 5, “Goodwill and Other Intangible Assets,” to our Consolidated Financial Statements, included in Item 8 of this report.

Acquisition and integration costs

Acquisition and integration costs in 2010 include costs in connection with our acquisitions of Planet Hollywood and Thistledown Racetrack, and costs associated with potential development and investment activities.

Acquisition and integration costs in 2008 include costs incurred in connection with the Acquisition, including the expense related to the accelerated vesting of employee stock options, SARs and restricted stock.

Amortization of intangible assets

Amortization of intangible assets was lower in 2010 when compared to 2009 due to lower intangible asset balances as a result of certain contract rights being fully amortized during 2009.

Amortization expense associated with intangible assets for 2009 was slightly higher than the amounts recorded in 2008 due to the amounts in 2008 including only eleven months of amortization of post-Acquisition intangible assets.

Interest Expense

Interest expense increased by $89.1 million for the year ended December 31, 2010, compared to the same period in 2009. Interest expense is reported net of capitalized interest of $1.4 million and $32.4 million for the years ended December 31, 2010 and 2009, respectively. The majority of the capitalized interest in 2009 related to the Caesars Palace expansion in Las Vegas. Prior to the consideration of capitalized interest, interest expense increased by $58.1 million for the year ended December 31, 2010, compared to the same period in 2009 due primarily to (i) debt issuances that occurred in the second quarter of 2010 that resulted in higher debt levels and a higher weighted average interest rate; and (ii) changes in hedging designations related to our $6,500.0 million interest rate cap agreement related to our CMBS Financing and one interest rate swap agreement. Interest expense for the year ended December 31, 2010, as a result of interest rate swap agreements and interest rate cap agreements, included (i) $76.6 million of gains due to measured ineffectiveness for derivatives designated as hedging instruments; (ii) $1.9 million of expense due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $36.3 million of expense due to amortization of deferred losses frozen in Other Comprehensive Income (“OCI”). At December 31, 2010, our variable-rate debt, excluding $5,810.1 million of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 36% of our total debt, while our fixed-rate debt is approximately 64% of our total debt.

Interest expense declined by $272.1 million in the year ended December 31, 2009 compared to the same period in 2008 primarily due to lower debt levels resulting from debt exchanges completed in April 2009 and December 2008 and debt purchases on the open market during 2009. Interest expense for 2009, as a result of interest rate swap agreements and interest rate cap agreement, was (i) reduced $7.6 million due to measured ineffectiveness; (ii) increased $3.8 million due to amortization of deferred losses frozen in OCI; and (iii) increased $12.1 million due to losses originally deferred in OCI and subsequently reclassified to interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring. At December 31, 2009, our variable-rate debt, excluding $5,810 million of variable-rate debt for which we have entered into interest rate swap agreements, represents approximately 37% of our total debt, while our fixed-rate debt is approximately 63% of our total debt.

For additional discussion of interest expense, refer to Note 7, “Debt,” to our Consolidated Financial Statements, included in Item 8 of this report.

(Gains)/losses on early extinguishments of debt

Gains on early extinguishments of debt were $115.6 million in the year ended December 31, 2010. In the fourth quarter of 2009, we purchased $948.8 million of face value of CMBS Loans for $237.2 million. Pursuant to the terms of the amendment, we agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $47.4 million for their loans previously sold. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010 and was paid during the fourth quarter of 2010.

In May 2010, we extinguished $216.8 million face value of bonds and paid down amounts outstanding under our revolving credit facility, recognizing a pre-tax loss on the transaction of approximately $4.7 million.

In June 2010, we purchased $46.6 million face value of CMBS Loans for $22.6 million, recognizing a net gain on the transaction of approximately $23.3 million during the second quarter of 2010. In September 2010, in connection with the execution of an amendment to our CMBS Financing (as more fully discussed in the “Liquidity and Capital Resources Section” below, we purchased $123.8 million face value of CMBS Loans for $37.1 million and recognized a pre-tax gain on the transaction of approximately $77.4 million, net of deferred finance charges.

In December 2010, we purchased $191.3 million face value of CMBS Loans for $95.6 millions, recognizing a net gain on the transaction of approximately $66.9 million, net of deferred finance charges and discounts on the CMBS Loans.

Gains on early extinguishments of debt of $4,965.5 million in the year ended December 31, 2009 related to multiple debt transactions initiated throughout the year, including i) the exchange of approximately $3,648.8 million principal amount of new 10% second-priority senior secured notes due in 2018 for approximately $5,470.1 million aggregate principal amount of outstanding debt with maturity dates ranging from 2010 to 2018; ii) the purchase of approximately $1,601.5 million principal amount of outstanding debt through tender offers or open market purchases; and iii) the early retirement of approximately $948.8 million principal amount of CMBS Loans represented discounts related to the exchange of certain outstanding debt for new debt in the second quarter, CMBS debt repurchases in the fourth quarter, and purchases of certain of our debt in the open market during 2009. The gains were partially offset by the write-off of market value premiums and unamortized debt issue costs.

Gains on early extinguishments of debt of $742.1 million in 2008 represented discounts related to the exchange of certain debt for new debt and purchases of certain of our debt in connection with an exchange offer in December 2008 and in the open market. The gains were partially offset by the write-off of market value premiums and unamortized deferred financing costs.

For additional discussion of extinguishments of debt, refer to Note 7, “Debt,” to our Consolidated Financial Statements, included in Item 8 of this report.

Other income

As a result of the cancellation of our debt investment in certain predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investment to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Consolidated Statement of Operations for the year ended December 31, 2010. In addition, other income for all periods presented included insurance policy proceeds related to the Company’s deferred compensation plan.

Income tax (benefit)/provision

For the year ended December 31, 2010, we recorded tax benefit of $468.7 million on pre-tax loss from continuing operations of $1,292.0 million, compared with an income tax provision of $1,651.8 million on pre-tax income from continuing operations of $2,498.2 million for the year ended December 31, 2009. Income tax benefit for the year ended December 31, 2010 was favorably impacted by the effects of state income tax benefits and other discrete items.

Income tax benefit for the year ended December 31, 2010 was primarily attributable to tax benefits associated with operating losses, partially offset by the non-deductibility of the impairment charges on goodwill and international income taxes. In 2009, income tax expense was primarily attributable to the tax impact of gains on early extinguishments of debt and the non-deductibility of the impairment charges on goodwill and other non-amortizing intangible assets. Refer to Note 12 “Income Taxes,” to our Consolidated Financial Statements, included in Item 8 of this report for more information.

Other items

Discontinued operations for 2008 reflects insurance proceeds of $87.3 million, after taxes, representing the final funds received that were in excess of the net book value of the impacted assets and costs and expenses that were reimbursed under our business interruption claims for a 2005 hurricane that caused damage to our Grand Casino Gulfport property.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

Over the past three years, in light of the severe economic downturn and adverse conditions in the travel and leisure industry generally, Caesars Entertainment has undertaken comprehensive cost reduction efforts to right-size expenses with business levels. The efforts have included organizational restructurings within our functional and operating units, reduction of employee travel and entertainment expenses, rationalization of our corporate-wide marketing expenses, and procurement savings, among others. During the fourth quarter of 2010, the Company began a new initiative to attempt to reinvent certain aspects of its functional and operating units in an effort to gain significant further cost reductions and streamline our operations.

Since the inception of our cost initiatives programs, Caesars Entertainment has identified $856.3 million in estimated cost savings, of which approximately $648.8 million had been realized as of December 31, 2010. Included in the $856.3 million program size are additional initiatives that total $153.2 million identified during the fourth quarter of 2010.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs, joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the year ended December 31, 2010 totaled approximately $160.7 million. Estimated total capital expenditures for 2011 are expected to be between $425.0 million and $500.0 million.

Capital spending in 2009 totaled approximately $464.5 million. Our capital spending for the combined Predecessor and Successor periods of 2008 totaled approximately $1,307.0 million.

Liquidity

We generate substantial cash flows from operating activities, as reflected on the Consolidated Statements of Cash Flows in our audited Consolidated Financial Statements, included in Item 8 of this report. We use the cash flows generated by our operations to fund debt service, to reinvest in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

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

During 2010, in conjunction with filing our 2009 tax return, we implemented several accounting method changes for tax purposes including a method change to deduct currently certain repairs and maintenance expenditures which had been previously capitalized. As a result of the combination of the tax accounting method changes with our net operating loss, we reported a taxable loss for 2009 of $1,248.9 million. Approximately $170.9 million of this loss was carried back to the 2008 tax year to offset federal taxable income recognized and tax payable from that year. In addition, under a new tax law, we elected to extend our loss carryback period. As a result, approximately $630.3 million of the 2009 taxable loss was carried back to 2006. We received an income tax refund of approximately $220.8 million, net of interest due on the 2008 tax payable, in the fourth quarter 2010.

Our cash and cash equivalents totaled $987.0 million at December 31, 2010, compared to $918.1 million at December 31, 2009. The following provides a summary of our cash flows for the Successor periods ended December 31, 2010 and 2009, the Successor period from January 28, 2008 through December 31, 2008, and the Predecessor period from January 1, 2008 through January 27, 2008:

	Successor			Predecessor
(In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008	Combined 2008
Cash provided by operating activities	$170.8	$220.2	$522.1	$7.2	$529.3
Capital investments	(160.7)	(464.5)	(1,181.4)	(125.6)	(1,307.0)
Investments in and advances to non-consolidated affiliates	(64.0)	(66.9)	(5.9)	—	(5.9)
Investments in subsidiaries	(44.6)	—	—	—	—
Cash acquired in business acquisitions, net of transaction costs	14.0	—	—	—	—
Insurance proceeds for hurricane losses for continuing operations	—	—	98.1	—	98.1
Insurance proceeds for hurricane losses for discontinued operations	—	—	83.3	—	83.3
Payment for the Acquisition	—	—	(17,490.2)	—	(17,490.2)
Other investing activities	(32.6)	8.1	(18.1)	1.5	(16.6)

Cash used in operating/investing activities	(117.1)	(303.1)	(17,992.1)	(116.9)	(18,109.0)
Cash provided by financing activities	187.4	570.7	18,027.0	17.3	18,044.3
Cash provided by discontinued operations	—	—	4.7	0.5	5.2
Effect of deconsolidation of variable interest entities	(1.4)	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$68.9	$267.6	$39.6	$(99.1)	$(59.5)

The increase in cash and cash equivalents from 2009 to 2010 was primarily due to the scaling back of capital spending in our investing activities, and due to the net cash impact of our debt related activities. For additional information regarding cash provided by financing activities, refer to the Consolidated Statement of Cash Flows in our Consolidated Financial Statements, included in Item 8 of this report.

Capital Resources

The majority of our debt is due in 2015 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

The following table presents our outstanding debt as of December 31, 2010 and 2009

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Dec. 31, 2010	Face Value at Dec 31, 2010	Book Value at Dec 31, 2010	Book Value at Dec. 31, 2009
Credit Facilities and Secured Debt
Term Loans B1 - B3	2015	3.29%-3.30%	$5,815.1	$5,815.1	$5,835.3
Term Loans B4	2016	9.5%	990.0	968.3	975.3
Revolving Credit Facility	2014	3.23%-3.75%	—	—	427.0
Senior Secured notes	2017	11.25%	2,095.0	2,049.7	2,045.2
CMBS financing	2015*	3.25%	5,189.6	5,182.3	5,551.2
Second-Priority Senior Secured Notes	2018	12.75%	750.0	741.3	—
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	2,033.3	1,959.1
Second-Priority Senior Secured Notes	2015	10.0%	214.8	156.2	150.7
Secured debt	2010	6.0%	—	—	25.0
Chester Downs term loan	2016	12.375%	248.4	237.5	217.2
PHW Las Vegas senior secured loan	2015**	3.12%	530.5	423.8	—
Other	Various	4.25%-6.0%	1.4	1.4	—
Subsidiary-guaranteed debt
Senior Notes, including senior interim loans	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes, including senior interim loans	2018	10.75%/11.5%	10.5	10.5	9.4
Unsecured Senior Debt
5.5%	2010	5.5%	—	—	186.9
8.0%	2011	8.0%	—	—	12.5
5.375%	2013	5.375%	125.2	101.6	95.5
7.0%	2013	7.0%	0.6	0.6	0.7
5.625%	2015	5.625%	364.6	273.9	319.5
6.5%	2016	6.5%	248.7	183.8	251.9
5.75%	2017	5.75%	153.9	105.5	151.3
Floating Rate Contingent Convertible Senior Notes	2024	0.51%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	—	—	142.5
8.125%	2011	8.125%	—	—	11.4
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	67.1	67.1	68.4
Other	Various	Various	1.0	1.0	18.1
Capitalized Lease Obligations
6.42%-9.8%	to 2020	6.42%-9.8%	9.4	9.4	10.2

Total debt			21,847.7	18,841.1	18,943.1
Current portion of long-term debt			(57.0)	(55.6)	(74.3)

Long-term debt			$21,790.7	$18,785.5	$18,868.8

*	We are permitted to extend the maturity of the CMBS Loans from 2013 to 2015, subject to satisfying certain conditions, in connection with the amendment to the CMBS Facilities

**	The Planet Hollywood Las Vegas senior secured loan is subject to extension options moving its maturity from 2011 to 2015, subject to certain conditions

Book values of debt as of December 31, 2010 are presented net of unamortized discounts of $3,006.6 million. As of December 31, 2009, book values are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million.

Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, and the special improvement district bonds.

As of December 31, 2010, aggregate annual principal maturities for the four years subsequent to 2011 were as follows, assuming all conditions to extending the maturities of the CMBS Financing and the Planet Hollywood Las Vegas senior secured loan are met, and such maturities are extended: 2012, $47.6 million; 2013, $172.6 million; 2014, $45.1 million; and 2015, $12,059.7 million.

Credit Agreement

In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities”.) This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing.

As of December 31, 2010, our Credit Facilities provide for senior secured financing of up to $8,435.1 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,805.1 million with $5,815.1 million maturing on January 20, 2015 and $990.0 million maturing on October 31, 2016, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $6,805.1 million face amount of borrowings were outstanding under the Credit Facilities as of December 31, 2010, with $119.8 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,510.2 million of additional borrowing capacity was available to the Company under its revolving credit facility as of December 31, 2010.

CMBS Financing

In connection with the Acquisition, eight of our properties (the “CMBS properties”) and their related assets were spun out of CEOC to Caesars Entertainment. As of the Acquisition date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6,500 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Caesars Entertainment. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of CEOC to Caesars Entertainment and became property secured under the CMBS loans, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to CEOC from Caesars Entertainment as contemplated under the debt agreements effective pursuant to the Acquisition.

On August 31, 2010, we executed an agreement with the lenders to amend the terms of our CMBS Financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be canceled.

In the fourth quarter of 2009, we purchased $948.8 million of face value of CMBS Loans for $237.2 million. Pursuant to the terms of the amendment as initially agreed to on March 5, 2010, we agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $47.4 million for their loans previously sold, to be paid no later than December 31, 2010. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010 and was paid during the fourth quarter of 2010.

In June 2010, we purchased $46.6 million face value of CMBS Loans for $22.6 million, recognizing a net gain on the transaction of approximately $23.3 million during the second quarter of 2010. In September 2010, in connection with the execution of the amendment, we purchased $123.8 million face value of CMBS Loans for $37.1 million, of which $31.0 million was paid at the closing of the CMBS amendment, and the remainder of which was paid during fourth quarter 2010. We recognized a pre-tax gain on the transaction of approximately $77.4 million, net of deferred finance charges. In December 2010, we purchased $191.3 million of face value of CMBS Loans for $95.6 million, recognizing a pre-tax gain of $66.9 million, net of deferred finance charges.

As part of the amendment to the CMBS Financing, in order to extend the maturity of the CMBS Loans under the extension option, we are required to extend our interest rate cap agreement to cover the two years of extended maturity of the CMBS Loans, with a maximum aggregate purchase price for such extended interest rate cap for $5.0 million. We funded the $5.0 million obligation on September 1, 2010 in connection with the closing of the CMBS Loan amendment.

PHW Las Vegas senior secured loan

On February 19, 2010, CEOC acquired 100% of the equity interests of PHW Las Vegas, which owns the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of CEOC cancelled certain debt issued by PHW Las Vegas’ predecessor entities. The outstanding amount is secured by the assets of PHW Las Vegas, and is non-recourse to other subsidiaries of the Company.

In connection with the transaction and the assumption of debt, PHW Las Vegas entered into the Amended and Restated Loan Agreement with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). The maturity date for this loan is December 2011, with two extension options (subject to certain conditions), which, if exercised, would extend maturity until April 2015. At December 31, 2010, the loan has been classified as long-term in our Consolidated Balance Sheet, included in Item 8 of this report, because the Company has both the intent and ability to exercise the extension options. PHW Las Vegas is an unrestricted subsidiary of CEOC and therefore not a borrower under CEOC’s Credit Facilities. A subsidiary of CEOC manages the property for PHW Las Vegas for a fee.

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

Other Financing Transactions

During 2009, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of CEOC and owner of Harrah’s Chester, entered into an agreement to borrow under a senior secured term loan with a principal amount of $230.0 million and borrowed such amount, net of original issue discount. The proceeds of the term loan were used to pay off intercompany debt due to CEOC and to repurchase equity interests from certain minority partners of Chester Downs. As a result of the purchase of these equity interests, CEOC currently owns 95.0% of Chester Downs.

On October 8, 2010, Chester Downs amended its existing senior secured term loan facility to obtain an additional $40.0 million term loan. The additional loan has substantially the same terms as the existing term loan with respect to interest rates, maturity and security. The proceeds of the additional term loans were used for general corporate purposes, including the repayment of indebtedness and capital expenditures.

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

On April 15, 2009, CEOC completed private exchange offers to exchange approximately $3,648.8 million aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5,470.1 million principal amount of its outstanding debt due between 2010 and 2018. The new notes are guaranteed by Caesars Entertainment and are secured on a second-priority lien basis by substantially all of CEOC’s and its subsidiaries’ assets that secure the senior secured credit facilities. In addition to the exchange offers, a subsidiary of Caesars Entertainment paid approximately $96.7 million to purchase for cash certain notes of CEOC with an aggregate principal amount of approximately $522.9 million maturing between 2015 and 2017. The notes purchased pursuant to this tender offer remained outstanding for CEOC but reduce Caesars

Entertainment’s outstanding debt on a consolidated basis. Additionally, CEOC paid approximately $4.8 million in cash to purchase notes of approximately $24.0 million aggregate principal amount from retail holders that were not eligible to participate in the exchange offers. As a result of the exchange and tender offers, we recorded a pre-tax gain in the second quarter 2009 of approximately $4,023.0 million.

On October 22, 2009, CEOC completed cash tender offers for certain of its outstanding debt securities with maturities in 2010 and 2011. CEOC purchased $4.5 million principal amount of its 5.5% senior notes due 2010, $17.2 million principal amount of its 7.875% senior subordinated notes due 2010, $19.6 million principal amount of its 8.0% senior notes due 2011 and $4.2 million principal amount of its 8.125% senior subordinated notes due 2011 for an aggregate consideration of approximately $44.5 million.

As a result of the receipt of the requisite consent of lenders having loans made under the Senior Unsecured Interim Loan Agreement (“Interim Loan Agreement”) representing more than 50% of the sum of all loans outstanding under the Interim Loan Agreement, waivers or amendments of certain provisions of the Interim Loan Agreement to permit CEOC, from time to time, to buy back loans at prices below par from specific lenders in the form of voluntary prepayments of the loans by CEOC on a non-pro rata basis are now operative. Included in the exchanged debt discussed above are approximately $296.9 million of 10.0% Second-Priority Senior Secured Notes that were exchanged for approximately $442.3 million principal amount of loans surrendered in the exchange offer for loans outstanding under the Interim Loan Agreement. As a result of these transactions, all loans outstanding under the Interim Loan Agreement have been retired.

As a result of the 2009 exchange and tender offers, the CMBS Financing repurchases, and purchases of our debt on the open market, we recorded a pre-tax gain in 2009 of $4,965.5 million arising from early extinguishment of debt, comprised as follows:

(In millions)	Year ended Dec. 31, 2009

Face value of CEOC Open Market Purchases:
5.50% due 7/01/2010	$68.0
7.875% due 3/15/2010	111.5
8.00% due 02/01/2011	37.7
8.125% due 05/15/2011	178.2
5.375% due 12/15/2013	87.2
10.75% due 1/28/2016	265.0

Face value of other CET Subsidiary Open Market Purchases:
5.625% due 06/01/2015	$138.0
5.750% due 06/01/2017	169.0
6.50% due 06/01/2016	24.0

Total Face Value of open market purchases	1,078.6

Cash paid for open market purchases	(657.0)

Net cash gain on open market purchases	421.6
Write-off of unamortized discounts and fees	(167.2)
Gain on CMBS repurchases	688.1
Gain on debt exchanges	4,023.0

Aggregate gains on early extinguishments of debt	$4,965.5

Under the American Recovery and Reinvestment Act of 2009, or the ARRA, the Company will receive temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $3.6 billion for tax purposes (net of Original Issue Discount (OID) interest expense, some of which must also be deferred to

2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. For state income tax purposes, certain states have conformed to the Act and others have not.

Issuances and Redemptions

During the second quarter of 2010, CEOC completed the offering of $750.0 million aggregate principal amount of 12.75% second-priority senior secured notes due 2018 and used the proceeds of this offering to redeem or repay the following outstanding debt:

Debt (dollars in millions)	Maturity	Interest Rate	Face Value
5.5% Senior Notes	2010	5.5%	$191.6
8.0% Senior Notes	2011	8.0%	13.2
8.125% Senior Subordinated Notes	2011	8.125%	12.0
Revolving Credit Facility	2014	3.23%-3.25%	525.0

In connection with the retirement of the outstanding senior and senior subordinated notes above, CEOC recorded a pre-tax loss of $4.7 million during the second quarter of 2010.

On June 3, 2010, Caesars announced an agreement under which affiliates of each of Apollo, TPG and Paulson & Co. Inc. (“Paulson”) were to exchange approximately $1,118.3 million face amount of debt for approximately 15.7% of the common equity of Caesars Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835.4 million, face amount, of CEOC notes that were held by another subsidiary of Caesars Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The notes that were purchased, together with $282.9 million face amount of notes they had previously acquired, were exchanged for equity in the fourth quarter of 2010 and the notes exchanged for equity are held by a subsidiary of Caesars Entertainment and remain outstanding for purposes of CEOC. The exchange was 10 shares of common stock per $1,000 principal amount of notes tendered. Accrued and unpaid interest on the notes held by affiliates of each of Apollo and TPG was also paid in shares of common stock at the same exchange ratio. The above exchange resulted in the issuance of 11,270,331 shares of common stock.

The notes exchanged for equity are held by a subsidiary of Caesars Entertainment and remain outstanding for purposes of CEOC.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of December 31, 2010, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan and 150 basis points over LIBOR for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0%; in each case plus an applicable margin. At December 31, 2010, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of December 31, 2010, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt have semi-annual interest payments, with the majority of those payments on June 15 and December 15. Our previously outstanding senior secured notes that were retired as part of the exchange offers had semi-annual interest payments on February 1 and August 1 of every year.

The amount outstanding under the PHW Las Vegas senior secured loan bears interest, payable to third party lenders on a monthly basis, at a rate per annum equal to LIBOR plus 1.530%. Interest only participations of PHW Las Vegas bear interest at a fixed rate equal to $7.3 million per year, payable to a subsidiary of Caesars Entertainment Operating Company, Inc. that owns such participations.

Collateral and Guarantors

CEOC’s Credit Facilities are guaranteed by Caesars Entertainment, and are secured by a pledge of CEOC’s capital stock, and by substantially all of the existing and future property and assets of CEOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of CEOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

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

In connection with PHW Las Vegas’ Amended and Restated Loan Agreement, Caesars Entertainment entered into a Guaranty Agreement (the “Guaranty”) for the benefit of Lender pursuant to which Caesars Entertainment guaranteed to Lender certain recourse liabilities of PHW Las Vegas. Caesars Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million provided that such recourse liabilities of PHW Las Vegas do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by Caesars Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Registrant, to the full extent of the actual benefit received by the Registrant. Pursuant to the Guaranty, Caesars Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.

Restrictive Covenants and Other Matters

The Credit Facilities require compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting CEOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans and advances; (v) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as “Designated Senior Debt.”

Caesars Entertainment is not bound by any financial or negative covenants contained in CEOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of CEOC.

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

Certain covenants contained in CEOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million Original First Lien Notes issued June 15, 2009 and the $720.0 million Additional First Lien Notes issued on September 11, 2009 and (b) up to $250.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in CEOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing CEOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the 10.75% Senior Notes, 10.75%/11.5% Senior Toggle Notes and the agreements governing the other cash pay debt and PIK toggle debt limit CEOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to CEOC only, engage in any business or own any material asset other than all of the equity interest of CEOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

We believe we are in compliance with CEOC’s credit agreement and indentures, including the Senior Secured Leverage Ratio, as of December 31, 2010. If our LTM Adjusted EBITDA were to decline significantly from the level achieved in 2010, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under CEOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our credit agreement allows us to apply the cash contributions received by CEOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

The CMBS Financing includes negative covenants, subject to certain exceptions, restricting or limiting the ability of the borrowers and operating companies under the CMBS Financing (collectively, the “CMBS entities”) to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) make certain investments, loans and advances; (iv) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (v) enter into certain transactions with its affiliates; (vi) engage in any business other than the ownership of the properties and business activities ancillary thereto; and (vi) amend or modify the articles or certificate of incorporation, by-laws and certain agreements. The CMBS Financing also includes affirmative covenants that require the CMBS entities to, among other things, maintain the borrowers as “special purpose entities”, maintain certain reserve funds in respect of FF&E, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. In addition, the CMBS Financing obligates the CMBS entities to apply excess cash flow from the CMBS properties in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS entities that may be distributed to Caesars Entertainment Corporation. For example, the CMBS entities are required to use 100% of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Caesars Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Caesars Entertainment is limited to 85% of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100% of excess cash flow for such quarter and $31.25 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS entities will need to be utilized in connection with such amortization and will not be available for distribution to Caesars Entertainment.

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

Derivative Instruments - Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2010 we have entered into 13 interest rate swap agreements, three of which have effective dates starting in 2011. As a result of staggering the effective dates, we have a notional amount of $6,500.0 million outstanding through April 25, 2011, and a notional amount of $5,750.0 million outstanding beginning after April 25, 2011. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of December 31, 2010 are as follows.

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Dec. 31, 2010	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.288%	January 25, 2011	April 25, 2011
April 25, 2007	200	4.896%	0.288%	January 25, 2011	April 25, 2011
April 25, 2007	200	4.925%	0.288%	January 25, 2011	April 25, 2011
April 25, 2007	200	4.917%	0.288%	January 25, 2011	April 25, 2011
April 25, 2007	200	4.907%	0.288%	January 25, 2011	April 25, 2011
September 26, 2007	250	4.809%	0.288%	January 25, 2011	April 25, 2011
September 26, 2007	250	4.775%	0.288%	January 25, 2011	April 25, 2011
April 25, 2008	2,000	4.276%	0.288%	January 25, 2011	April 25, 2013
April 25, 2008	2,000	4.263%	0.288%	January 25, 2011	April 25, 2013
April 25, 2008	1,000	4.172%	0.288%	January 25, 2011	April 25, 2012
April 26, 2011	250	1.351%	—%	April 26, 2011	January 25, 2015
April 26, 2011	250	1.347%	—%	April 26, 2011	January 25, 2015
April 26, 2011	250	1.350%	—%	April 26, 2011	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the January 25, 2011 reset.

Prior to February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in interest expense in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3,500.0 million were designated as cash flow hedging instruments for accounting purposes and on April 1, 2008, the remaining swap agreements were designated as cash flow hedging instruments for accounting purposes.

During October 2009, we borrowed $1,000.0 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facility. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500.0 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000.0 million swap agreement, freezing the amount of deferred losses recorded in Other Comprehensive Income associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500.0 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Other Comprehensive Income into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the year ended December 31, 2010, we recorded $8.7 million as an increase to interest expense, and we will record an additional $8.7 million as an increase to interest expense and other comprehensive income over the next twelve months, all related to deferred losses on the $1,000.0 million interest rate swap.

During the fourth quarter of 2009, we re-designated approximately $310.1 million of the $1,000.0 million swap as a cash flow hedging instrument. Also, on September 29, 2010, we entered into three forward interest rate swap agreements for notional amounts totaling $750.0 million that have been designated as cash flow hedging instruments. As a result, at December 31, 2010, $5,810.1 million of our total interest rate swap notional amount of $7,250.0 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

Derivative Instruments - Interest Rate Cap Agreements

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

On November 30, 2009, June 7, 2010, September 1, 2010 and December 13, 2010, we purchased and extinguished approximately $948.8 million, $46.6 million, $123.8 million and $191.3 million, respectively, of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to each debt extinguishment. As a result of the extinguishments in the fourth quarter of 2009, second quarter 2010, third quarter 2010, and fourth quarter 2010, we reclassified approximately $12.1 million, $0.8 million, $1.5 million and $3.3 million, respectively, of deferred losses out of Accumulated Other Comprehensive Income and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the year ending December 31, 2010, we recorded $19.2 million as an increase to interest expense, and we will record an additional $20.9 million as an increase to interest expense and Accumulated Other Comprehensive Loss over the next twelve months, all related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the PHW Las Vegas Amended and Restated Loan Agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we have designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

The following table represents the fair values of derivative instruments in the Consolidated Balance Sheets as of December 31, 2010 and 2009:

	Asset Derivatives				Liability Derivatives
	2010		2009		2010		2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest Rate Swaps		$—		$—	Accrued expenses	$(21.6)		$—
Interest Rate Swaps	Deferred charges and other	11.6		—	Deferred credits and other	(305.5)	Deferred credits and other	(337.6)
Interest Rate Cap	Deferred charges and other	3.7	Deferred charges and other	56.8		—		—

Subtotal		15.3		56.8		(327.1)		(337.6)

Derivatives not designated as hedging instruments
Interest Rate Swaps		—		—	Deferred credits and other	(32.2)	Deferred credits and other	(37.6)
Interest Rate Cap	Deferred charges and other	1.5	Deferred charges and other	—		—		—

Subtotal		1.5		—		(32.2)		(37.6)

Total Derivatives		$16.8		$56.8		$(359.3)		$(375.2)

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009 for amounts transferred into or out of Accumulated Other Comprehensive Loss:

(In millions)	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives designated as hedging instruments	2010	2009		2010	2009		2010	2009

Interest Rate Contracts	$99.2	$20.9	Interest Expense	$36.3	$15.1	Interest Expense	$(76.6)	$(7.6)

		Amount of (Gain) or Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Income on Derivatives	2010	2009
Interest Rate Contracts	Interest Expense	$1.9	$(7.6)

In addition to the impact on interest expense from amounts reclassified from Accumulated Other Comprehensive Loss, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the years ended December 31, 2010 and 2009 by approximately $265.8 million and $214.2 million, respectively.

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding the $5,810.1 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would increase interest expense for the twelve months following December 31, 2010 by approximately $62.4 million. At December 31, 2010, our weighted average USD LIBOR rate for our variable rate debt was

0.2679%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $16.7 million. At December 31, 2010, our variable-rate debt, excluding the aforementioned $5,810.1 million of variable-rate debt hedged against interest rate swap agreements, represents approximately 36% of our total debt, while our fixed-rate debt is approximately 64% of our total debt.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The following tables summarize our contractual obligations and other commitments as of December 31, 2010.

	Payments due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt, face value (c)	$21,838.3	$51.8	$216.0	$12,104.8	$9,465.7
Capital lease obligations	9.4	5.2	4.2	—	—
Estimated interest payments (b) (c)	9,366.1	1,645.4	3,080.0	2,537.6	2,103.1
Operating lease obligations	2,210.6	84.4	142.6	124.1	1,859.5
Purchase orders obligations	49.9	49.9	—	—	—
Guaranteed payments to State of Louisiana (d)	15.0	15.0	—	—	—
Community reinvestment	83.4	6.4	11.7	11.8	53.5
Construction commitments	35.9	35.9	—	—	—
Entertainment obligations	84.8	39.8	41.9	3.1	—
Other contractual obligations	578.3	91.2	118.8	92.4	275.9

	$34,271.7	$2,025.0	$3,615.2	$14,873.8	$13,757.7

(a)	In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 12, “Income Taxes,” to our Consolidated Financial Statements included in Item 8 of this report.)

(b)	Estimated interest for variable rate debt included in this table is based on rates at December 31, 2010. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

(c)	Estimated interest assumes the extension of maturities of the CMBS Loans from 2013 to 2015 and the PHW Las Vegas senior secured loan from 2011 to 2015, resulting in a net increase of interest of approximately $469.1 million.

(d)	In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of a $60.0 million annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary and owner of Harrah’s New Orleans, to the State of Louisiana. The agreement ends March 31, 2011.

	Amounts of Commitment Per Year
Contractual Obligations (a)	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Letters of credit	$119.8	$119.8	$—	$—	$—
Minimum payments to tribes	16.9	12.8	3.5	0.6	—

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 48 months from December 31, 2010, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The accompanying Consolidated Financial Statements, included in Item 8 of this report, have been prepared in conformity with U.S. GAAP, and accordingly, our accounting policies have been disclosed in Note 1, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements, included in Item 8 of this report. We consider accounting estimates to be critical accounting policies when:

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

Property and Equipment

We have significant capital invested in our property and equipment, the book value of which represents approximately 62.1% of our total assets as of December 31, 2010. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

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

During 2010, due to the relative impact of weak economic conditions on certain properties in the Other Nevada and Louisiana/Mississippi regions, we performed an interim assessment of goodwill and certain intangible assets for impairment during the second quarter, which resulted in an impairment charge of $100.0 million. During the third quarter, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, which resulted in an impairment charge of $44.0 million. We finalized our annual assessment during the fourth quarter, and as a result of the final assessment, we recorded a charge of $49.0 million, which brought the aggregate charges recorded for the year ended December 31, 2010 to $193.0 million.

During 2009, we performed an interim assessment of goodwill and certain intangible assets for impairment during the second quarter, due to the relative impact of weak economic conditions on certain properties in the Las Vegas market, which resulted in an impairment charge of $297.1 million. During the third quarter, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, which resulted in an impairment charge of $1,328.6 million. We finalized our annual assessment during the fourth quarter, and as a result of the final assessment, we recorded a charge of approximately $12.3 million, which brought the aggregate charges recorded for the year ended December 31, 2009 to approximately $1,638.0 million.

We determine estimated fair value of a reporting unit as a function, or multiple, of EBITDA combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. We determine the estimated fair values of our intangible assets by using the relief from royalty and excess earnings methods under the income approach. After consideration of the impairment charges recorded in 2010 and 2009, we have approximately $8,132.7 million in goodwill and other intangible assets in our Consolidated Balance Sheet at December 31, 2010 as compared to $8,408.2 million at December 31, 2009.

The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the economy deteriorates during 2011, discount rates increase significantly, or the Company does not meet its projected performance, the Company could have additional impairment to record within its 2011 financial statements, and such impairments could be material. This is especially true for our Las Vegas region which has a significant portion of our remaining goodwill as of December 31, 2010. In accordance with U.S. GAAP, once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed.

Total Rewards Point Liability Program

Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the expense of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The value of the cost to provide reward credits is expensed as the reward credits are earned and is included in Casino expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2010 and 2009, $57.7 million and $53.2 million, respectively, were accrued for the cost of anticipated Total Rewards credit redemptions.

In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2007, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points and the modified program, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowances on our Consolidated Statements of Operations. At December 31, 2010 and 2009, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $1.2 million and $2.8 million, respectively.

Allowance for Doubtful Accounts

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. At December 31, 2010 and 2009, we had $216.3 million and $207.1 million, respectively, in our allowance for doubtful accounts. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts.

Self-Insurance Accruals

We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2010 and 2009, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $215.7 million and $209.6 million, respectively. In estimating these reserves, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also rely on consultants to assist in the determination of certain estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimates for these liabilities. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2, “Recently Issued Accounting Pronouncements,” to our Consolidated Financial Statements, included in Item 8 of this report.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $18,841.1 million total book value of debt at December 31, 2010, we have entered into interest rate swap agreements to fix the interest rate on $5,810.1 million of variable rate debt, and $6,715.2 million of debt remains subject to variable interest rates.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2010 we have entered into 13 interest rate swap agreements, three of which have effective dates starting in 2011. As a result of staggering the effective dates, we have a notional amount of $6,500 million outstanding through April 25, 2011, and a notional amount of $5,750 million outstanding beginning after April 25, 2011. All of our interest rate swap agreements fix the floating rates of interest to fixed rates.

In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5% and an interest rate cap agreement for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $62.4 million. At December 31, 2010, the weighted average USD LIBOR rate on our variable rate debt was 0.268%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $16.7 million.

We do not purchase or hold any derivative financial instruments for trading purposes.

The table below provides information as of December 31, 2010, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. Principal amounts are used to calculate the payments to be exchanged under the related agreement(s) and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2010.

($ in millions)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$47.1	$37.5	$162.6	$35.1	$6,324.6	$8,525.6	$15,132.5	$14,255.3	(1)
Average interest rate	7.6%	7.0%	5.7%	6.9%	3.7%	10.4%	7.5%
Variable rate	$10.0	$10.0	$10.0	$10.0	$5,735.1	$940.1	$6,715.2	$5,745.5	(1)
Average interest rate	9.5%	9.5%	9.5%	9.5%	4.2%	9.5%	4.2%
Interest Rate Derivatives
Interest rate swaps
Variable to fixed notional contract value	$1,500.0	$1,000.0	$4,000.0	$—	$750.0	$—	$7,250.0	$(347.7)
Average pay rate	4.1%	3.8%	3.2%	1.3%	1.3%	—	3.7%
Average receive rate	0.4%	1.1%	1.9%	3.1%	2.9%	—	1.0%
Interest rate cap	$554.3	$—	$6,500.0	$—	$—	$—	$7,054.3	$5.2

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.

As of December 31, 2010 and 2009, our long-term variable rate debt reflects borrowings under our senior secured credit facilities provided to us by a consortium of banks with a total capacity of $8,435.1 and $8,465.0 million, respectively. The interest rates charged on borrowings under these facilities are a function of the London Inter-Bank Offered Rate (“LIBOR”). As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

Foreign currency translation gains and losses were not material to our results of operations for the years ended December 31, 2010, and 2009, the Successor period from January 28, 2008 through December 31, 2008, nor the Predecessor period from January 1, 2008 through January 27, 2008. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caesars Entertainment Corporation

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (formerly known as Harrah’s Entertainment, Inc.) (the “Company”) as of December 31, 2010 and 2009 (Successor Company), and the related consolidated statements of operations, stockholders’ equity/(deficit) and comprehensive (loss)/income, and cash flows for the years ended December 31, 2010 and 2009, the period January 28, 2008 through December 31, 2008 (Successor Company), and the period January 1, 2008 through January 27, 2008 (Predecessor Company). Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment Corporation and subsidiaries as of December 31, 2010 and 2009 (Successor Company), and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, the period January 28, 2008 through December 31, 2008 (Successor Company), and the period January 1, 2008 through January 27, 2008 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 4, 2011

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	As of December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$987.0	$918.1
Receivables, less allowance for doubtful accounts of $216.3 and $207.1	393.2	323.5
Deferred income taxes	175.8	148.2
Prepayments and other	184.1	156.4
Inventories	50.4	52.7

Total current assets	1,790.5	1,598.9

Land, buildings, riverboats and equipment
Land and land improvements	7,405.9	7,291.9
Buildings, riverboats and improvements	9,449.2	8,896.2
Furniture, fixtures and equipment	2,242.0	2,029.1
Construction in progress	661.0	988.8

	19,758.1	19,206.0
Less: accumulated depreciation	(1,991.5)	(1,281.2)

	17,766.6	17,924.8
Assets held for sale	—	16.7
Goodwill	3,420.9	3,456.9
Intangible assets other than goodwill	4,711.8	4,951.3
Investments in and advances to non-consolidated affiliates	94.0	94.0
Deferred charges and other	803.9	936.6

	$28,587.7	$28,979.2

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$251.4	$260.8
Interest payable	201.5	195.6
Accrued expenses	1,074.3	1,074.8
Current portion of long-term debt	55.6	74.3

Total current liabilities	1,582.8	1,605.5
Long-term debt	18,785.5	18,868.8
Deferred credits and other	923.1	872.5
Deferred income taxes	5,623.7	5,856.9

	26,915.1	27,203.7

Preferred stock; $0.01 par value; 125,000,000 and 40,000,000 shares authorized, 0 and 19,893,515 shares issued and outstanding (net of 0 and 42,020 shares held in treasury) as of December 31, 2010 and 2009, respectively	—	2,642.5

Stockholders’ equity/(deficit)
Common stock; voting; $0.01 par value; 1,250,000,000 shares authorized; 71,809,719 shares issued and outstanding (net of 154,346 shares held in treasury) as of December 31, 2010 and non-voting and voting; $0.01 par value; 80,000,020 shares authorized; 40,672,302 shares issued and outstanding (net of 85,907 shares held in treasury) as of December 31, 2009	0.7	0.4
Additional paid-in capital	6,906.5	3,480.0
Accumulated deficit	(5,105.6)	(4,269.3)
Accumulated other comprehensive loss	(168.8)	(134.0)

Total Caesars Entertainment Corporation Stockholders’ equity/(deficit)	1,632.8	(922.9)
Non-controlling interests	39.8	55.9

Total stockholders’ equity/(deficit)	1,672.6	(867.0)

	$28,587.7	$28,979.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

	Successor			Predecessor
	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Revenues
Casino	$6,917.9	$7,124.3	$7,476.9	$614.6
Food and beverage	1,510.6	1,479.3	1,530.2	118.4
Rooms	1,132.3	1,068.9	1,174.5	96.4
Management fees	39.1	56.6	59.1	5.0
Other	576.3	592.4	624.8	42.7
Less: casino promotional allowances	(1,357.6)	(1,414.1)	(1,498.6)	(117.0)

Net revenues	8,818.6	8,907.4	9,366.9	760.1

Operating expenses
Direct
Casino	3,948.9	3,925.5	4,102.8	340.6
Food and beverage	621.3	596.0	639.5	50.5
Rooms	259.4	213.5	236.7	19.6
Property, general, administrative and other	2,061.7	2,018.8	2,143.0	178.2
Depreciation and amortization	735.5	683.9	626.9	63.5
Project opening costs	2.1	3.6	28.9	0.7
Write-downs, reserves and recoveries	147.6	107.9	16.2	4.7
Impairment of goodwill and other non-amortizing intangible assets	193.0	1,638.0	5,489.6	—
Loss/(income) on interests in non-consolidated affiliates	1.5	2.2	2.1	(0.5)
Corporate expense	140.9	150.7	131.8	8.5
Acquisition and integration costs	13.6	0.3	24.0	125.6
Amortization of intangible assets	160.8	174.8	162.9	5.5

Total operating expenses	8,286.3	9,515.2	13,604.4	796.9

Income/(loss) from operations	532.3	(607.8)	(4,237.5)	(36.8)
Interest expense, net of capitalized interest	(1,981.6)	(1,892.5)	(2,074.9)	(89.7)
Gains on early extinguishments of debt	115.6	4,965.5	742.1	—
Other income, including interest income	41.7	33.0	35.2	1.1

(Loss)/income from continuing operations before income taxes	(1,292.0)	2,498.2	(5,535.1)	(125.4)
Benefit/(provision) for income tax	468.7	(1,651.8)	360.4	26.0

(Loss)/income from continuing operations, net of tax	(823.3)	846.4	(5,174.7)	(99.4)

Discontinued operations
Income from discontinued operations	—	—	141.5	0.1
Provision for income taxes	—	—	(51.1)	—

Income from discontinued operations, net	—	—	90.4	0.1

Net (loss)/income	(823.3)	846.4	(5,084.3)	(99.3)
Less: net income attributable to non-controlling interests	(7.8)	(18.8)	(12.0)	(1.6)

Net (loss)/income attributable to Caesars Entertainment Corporation	(831.1)	827.6	(5,096.3)	(100.9)
Preferred stock dividends	—	(354.8)	(297.8)	—

Net (loss)/income attributable to common stockholders	$(831.1)	$472.8	$(5,394.1)	$(100.9)

Earnings per share - basic
(Loss)/income from continuing operations	$(14.58)	$11.62	$(134.59)	$(0.54)
Discontinued operations, net	—	—	2.22	—

Net(loss)/income	$(14.58)	$11.62	$(132.37)	$(0.54)

Earnings per share - diluted
(Loss)/income from continuing operations	$(14.58)	$6.88	$(134.59)	$(0.54)
Discontinued operations, net	—	—	2.22	—

Net (loss)/income	$(14.58)	$6.88	$(132.37)	$(0.54)

Basic weighted-average common shares outstanding	57,016,007	40,684,515	40,749,898	188,122,643

Diluted weighted-average common shares outstanding	57,016,007	120,225,295	40,749,898	188,122,643

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

AND COMPREHENSIVE (LOSS)/INCOME

(In millions)

	Common Stock		Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at December 31, 2007, Predecessor	188.8	$18.9	$5,395.4	$1,197.2	$15.4	$52.2	$6,679.1
Net loss				(100.9)		1.6	(99.3)	$(99.3)
Foreign currency translation adjustments, net of tax					(1.8)		(1.8)	(1.8)
Non-controlling distributions, net of contributions						(0.6)	(0.6)
Acceleration of predecessor incentive compensation plans, including share-based compensation expense, net of tax			156.0				156.0

2008 Comprehensive Loss, Predecessor								$(101.1)

Balance at January 27, 2008, Predecessor	188.8	$18.9	$5,551.4	$1,096.3	$13.6	$53.2	$6,733.4
Redemption of Predecessor equity	(188.8)	(18.9)	(5,551.4)	(1,096.3)	(13.6)		(6,680.2)
Issuance of Successor common stock	40.7	0.4	4,085.0				4,085.4

Balance at January 28, 2008, Successor	40.7	$0.4	$4,085.0	$—	$—	$53.2	$4,138.6

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

AND COMPREHENSIVE (LOSS)/INCOME

(In millions)

	Common Stock		Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at January 28, 2008, Successor	40.7	$0.4	$4,085.0	$—	$—	$53.2	$4,138.6
Net (loss)/income				(5,096.3)		12.0	(5,084.3)	$(5,084.3)
Share-based compensation			14.0				14.0
Debt exchange transaction, net of tax			25.7				25.7
Repurchase of treasury shares			(2.1)				(2.1)
Cumulative preferred stock dividends			(297.8)				(297.8)
Pension adjustment related to acquisition of London Clubs International, net of tax					(6.9)		(6.9)	(6.9)
Reclassification of loss on derivative instrument from other comprehensive income to net income, net of tax					0.6		0.6	0.6
Foreign currency translation adjustments, net of tax					(31.2)	1.3	(29.9)	(29.9)
Fair market value of swap agreements, net of tax					(51.9)		(51.9)	(51.9)
Adjustment for ASC 740 tax implications			0.3				0.3
Non-controlling distributions, net of contributions						(16.9)	(16.9)
Fair market value of interest rate cap agreement on commercial mortgage-backed securities, net of tax					(50.2)		(50.2)	(50.2)

2008 Comprehensive Loss, Successor								$(5,222.6)

Balance at December 31, 2008, Successor	40.7	$0.4	$3,825.1	$(5,096.3)	$(139.6)	$49.6	$(1,360.8)

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

AND COMPREHENSIVE INCOME/(LOSS)

(In millions)

	Common Stock		Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at December 31, 2008, Successor	40.7	$0.4	$3,825.1	$(5,096.3)	$(139.6)	$49.6	$(1,360.8)
Net income				827.6		18.8	846.4	$846.4
Share-based compensation			16.4				16.4
Repurchase of treasury shares	*	*	(1.3)				(1.3)
Cumulative preferred stock dividends			(354.8)				(354.8)
Related party debt exchange transaction, net of tax			80.1				80.1
Pension adjustment, net of tax					(14.1)		(14.1)	(14.1)
Foreign currency translation adjustments, net of tax					19.0	4.8	23.8	23.8
Fair market value of swap agreements, net of tax					(27.7)		(27.7)	(27.7)
Adjustment for ASC 740 tax implications			(2.4)				(2.4)
Purchase of additional interest in subsidiary			(83.7)			(3.3)	(87.0)
Non-controlling distributions, net of contributions						(14.0)	(14.0)
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax					15.7		15.7	15.7
Reclassification of loss on interest rate cap agreement from other comprehensive income to interest expense					12.1		12.1	12.1
Reclassification of loss on interest rate locks from other comprehensive loss to interest expense, net of tax					0.6		0.6	0.6
Other			0.6	(0.6)			—

2009 Comprehensive Income, Successor								$856.8

Balance at December 31, 2009, Successor	40.7	$0.4	$3,480.0	$(4,269.3)	$(134.0)	$55.9	$(867.0)

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

AND COMPREHENSIVE (LOSS)/INCOME

(In millions)

	Common Stock		Additional Paid-in- Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at December 31, 2009, Successor	40.7	$0.4	$3,480.0	$(4,269.3)	$(134.0)	$55.9	$(867.0)
Net (loss)/income				(831.1)		7.8	(823.3)	(823.3)
Share-based compensation			17.9			0.2	18.1
Repurchase of treasury shares	*	**	(1.6)				(1.6)
Cumulative preferred stock dividends			(64.6)				(64.6)
Cancellation of cumulative preferred stock dividends in connection with conversion of preferred stock to common stock			717.2				717.2
Conversion of non-voting perpetual preferred stock to non-voting common stock	19.9	0.2	1,989.6				1,989.8
Private Placement	11.3	0.1	768.0				768.1
Post Retirement Medical, net of tax					(1.5)		(1.5)	(1.5)
Pension adjustment, net of tax					(4.6)		(4.6)	(4.6)
Foreign currency translation adjustments, net of tax					8.2	(4.2)	4.0	4.0
Fair market value of swap agreements, net of tax					(30.3)		(30.3)	(30.3)
Fair market value of interest rate cap agreements, net of tax					(0.1)		(0.1)	(0.1)
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax					(8.8)		(8.8)	(8.8)
Reclassification of loss on interest rate locks from other comprehensive loss to interest expense, net of tax					0.7		0.7	0.7
Unrealized gains/losses on investments, net of tax					1.6		1.6
Non-controlling distributions, net of contributions						(10.1)	(10.1)
Effect of deconsolidation of variable interest entities				(5.2)		(9.8)	(15.0)

2010 Comprehensive Loss, Successor								$(863.9)

Balance at December 31, 2010, Successor	71.8	$0.7	$6,906.5	$(5,105.6)	$(168.8)	$39.8	$1,672.6

*	Amount rounds to zero but results in a reduction of 0.1 to the rounded totals.
**	Amount rounds to zero and does not change rounded totals.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor			Predecessor
	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Cash flows (used in)/provided by operating activities
Net (loss)/income	$(823.3)	$846.4	$(5,084.3)	$(99.3)
Adjustments to reconcile net (loss)/income to cash flows provided by operating activities:
Income from discontinued operations, before income taxes	—	—	(141.5)	(0.1)
Gain on liquidation of LCI – Fifty	—	(9.0)	—	—
Income from insurance claims for hurricane damage	—	—	(185.4)	—
Gains on early extinguishments of debt	(115.6)	(4,965.5)	(742.1)	—
Depreciation and amortization	1,184.2	1,145.2	1,027.3	104.9
Non-cash write-downs, reserves and recoveries, net	108.1	32.0	51.7	(0.1)
Impairment of intangible assets	193.0	1,638.0	5,489.6	—
Share-based compensation expense	18.1	16.4	15.8	50.9
Deferred income taxes	(467.3)	1,541.2	(466.7)	(19.0)
Federal income tax refund received	220.8	—	—	—
Gain on adjustment of investment	(7.1)	—	—	—
Tax benefit from stock equity plans	—	—	—	42.6
Insurance proceeds for business interruption from hurricane losses	—	—	97.9	—
Net change in long-term accounts	(12.3)	74.7	(80.1)	68.3
Net change in working capital accounts	(150.6)	(117.4)	403.4	(167.6)
Other	22.8	18.2	136.5	26.6

Cash flows provided by operating activities	170.8	220.2	522.1	7.2

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	(160.7)	(464.5)	(1,181.4)	(125.6)
Investments in subsidiaries	(44.6)	—	—	—
Payment made for partnership interest	(19.5)	—	—	—
Payment made for Pennsylvania gaming rights	(16.5)	—	—	—
Cash acquired in business acquisitions, net of transaction costs	14.0	—	—	—
Insurance proceeds for hurricane losses for discontinued operations	—	—	83.3	—
Insurance proceeds for hurricane losses for continuing operations	—	—	98.1	—
Payment for Acquisition	—	—	(17,490.2)	—
Investments in and advances to non-consolidated affiliates	(64.0)	(66.9)	(5.9)	—
Proceeds from other asset sales	21.8	20.0	5.1	3.1
Other	(18.4)	(11.9)	(23.2)	(1.6)

Cash flows used in investing activities	(287.9)	(523.3)	(18,514.2)	(124.1)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	1,332.2	2,259.6	21,524.9	—
Debt issuance costs and fees	(64.6)	(76.4)	(644.5)	—
Borrowings under lending agreements	1,175.0	3,076.6	433.0	11,316.3
Repayments under lending agreements	(1,625.8)	(3,535.1)	(6,760.5)	(11,288.8)
Cash paid in connection with early extinguishments of debt	(369.1)	(1,003.5)	(2,167.4)	(87.7)
Scheduled debt retirements	(237.0)	(45.5)	(6.5)	—
Payment to bondholders for debt exchange	—	—	(289.0)	—
Equity contribution from buyout	—	—	6,007.0	—
Purchase of additional interest in subsidiary	—	(83.7)	—	—
Non-controlling interests’ distributions, net of contributions	(10.1)	(17.2)	(14.6)	(1.6)
Proceeds from exercises of stock options	—	—	—	2.4
Excess tax (provision)/benefit from stock equity plans	—	—	(50.5)	77.5
Repurchase of treasury shares	(1.6)	(3.0)	(3.6)	—
Other	(11.6)	(1.1)	(1.3)	(0.8)

Cash flows provided by financing activities	187.4	570.7	18,027.0	17.3

Cash flows from discontinued operations
Cash flows from operating activities	—	—	4.7	0.5

Cash flows provided by discontinued operations	—	—	4.7	0.5

Effect of deconsolidation of variable interest entities	(1.4)	—	—	—
Net increase/(decrease) in cash and cash equivalents	68.9	267.6	39.6	(99.1)
Cash and cash equivalents, beginning of period	918.1	650.5	610.9	710.0

Cash and cash equivalents, end of period	$987.0	$918.1	$650.5	$610.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2010, Harrah’s Entertainment Inc. changed its name to Caesars Entertainment Corporation. In these footnotes, the words “Company,” “Caesars Entertainment,” “we,” “our” and “us” refer to Caesars Entertainment Corporation, a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

Note 1—Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND ORGANIZATION. As of December 31, 2010, we owned, operated or managed 52 casinos, primarily under the Harrah’s, Caesars and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Canada, one combination thoroughbred racetrack and casino, one combination greyhound racetrack and casino, and one combination harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG”) in an all cash transaction, hereinafter referred to as the “Acquisition.” Although Caesars Entertainment continued as the same legal entity after the Acquisition, the accompanying Consolidated Statement of Operations, the Consolidated Statement of Cash Flows and the Consolidated Statements of Stockholders’ (Deficit)/Equity and Comprehensive (Loss)/Income for the year ended December 31, 2008 are presented as the Predecessor period for the period prior to the Acquisition and as the Successor period for the period subsequent to the Acquisition. As a result of the application of purchase accounting as of the Acquisition date, the Consolidated Financial Statements for the Successor periods and the Predecessor periods are presented on different bases and are, therefore, not comparable.

PRINCIPLES OF CONSOLIDATION. Our Consolidated Financial Statements include the accounts of Caesars Entertainment and its subsidiaries after elimination of all significant intercompany accounts and transactions.

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

We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2010, we analyzed our variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation.” Our analysis included both quantitative and qualitative reviews. Quantitative analysis is based on the forecasted cash flows of the entity. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, and financial agreements. Based on these analyses, there were no consolidated variable interest entities that were material to our Consolidated Financial Statements.

As discussed in Note 2, “Recently Issued Accounting Pronouncements,” we adopted the provisions of Accounting Standards Update (“ASU”) 2009-17 (Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” effective January 1, 2010.

CASH AND CASH EQUIVALENTS. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.

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

LAND, BUILDINGS, RIVERBOATS AND EQUIPMENT. As a result of the application of purchase accounting, land, buildings, riverboats and equipment were recorded at their estimated fair value and useful lives as of the Acquisition date. Additions to land, buildings, riverboats and equipment subsequent to the Acquisition are stated at historical cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income. Interest expense is capitalized on internally constructed assets at our overall weighted-average borrowing rate of interest. Capitalized interest amounted to $1.4 million and $32.4 million for the years ended December 31, 2010 and 2009, respectively, $53.3 million for the period from January 28, 2008 through December 31, 2008 and $2.7 million for the period from January 1, 2008 through January 27, 2008.

We depreciate our buildings, riverboats and equipment for book purposes using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, as follows:

Land improvements	12 years
Buildings and improvements	5 to 40 years
Riverboats and barges	30 years
Furniture, fixtures and equipment	2 1/2 to 20 years

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

Assets held for sale at December 31, 2009 primarily consisted of the building in Memphis, Tennessee which previously housed a majority of the corporate functions. The sale of this building closed in January 2010. Also in January 2010, we closed Bill’s Lake Tahoe and later sold the property in February 2010. Neither the financial position of Bill’s Lake Tahoe, nor the results of its operations are material to the Consolidated Financial Statements presented herein. As a result, Bill’s Lake Tahoe has not been included in either assets held for sale or discontinued operations. We have no assets classified as held for sale at December 31, 2010.

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

We determine the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell cash-intensive businesses such as casinos. We determine the estimated fair values of our non-amortizing intangible assets other than goodwill by using the relief from royalty and excess earnings methods under the income approach. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino.

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

See Note 5, “Goodwill and Other Intangible Assets,” for additional discussion of goodwill and other intangible assets.

LONG TERM NOTES RECEIVABLE. Included in Deferred charges and other in the Consolidated Balance Sheets at December 31, 2010 and 2009, is a long term note receivable due in 2012 related to the sale of land in the amount of $10.5 million and $9.9 million, respectively. The note is a non-interest bearing note and is recorded at the present value of the future cash flows, utilizing an imputed interest rate of 6.5%. Also included in 2009 is a note receivable in the amount of $52.2 million related to land and pre-development costs contributed to a venture for development of a casino project in Philadelphia. As more fully described in Note 11, “Write-downs, Reserves and Recoveries,” this note was fully reserved in 2010. Loan amounts are reviewed periodically and those accounts that are judged to be uncollectible are written down to estimated realizable value.

UNAMORTIZED DEBT ISSUE COSTS. Debt discounts or premiums incurred in connection with the issuance of debt are capitalized and amortized to interest expense using the effective interest method. Debt issue costs are amortized to interest expense based on the related debt agreements using the straight-line method, which approximates the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Unamortized debt issue costs are included in Deferred charges and other in our Consolidated Balance Sheets.

DERIVATIVE INSTRUMENTS. We account for derivative instruments in accordance with ASC 815, “Derivatives and Hedging,” which requires that all derivative instruments be recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations or in other comprehensive income/(loss) within the equity section of the balance sheets, depending upon whether or not the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 8, “Derivative Instruments,” for additional discussion of our derivative instruments.

TOTAL REWARDS POINT LIABILITY PROGRAM. Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the expense of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The value of the cost to provide reward credits is expensed as the reward credits are earned and is included in direct Casino expense in our Consolidated Statements of Operations. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2010 and 2009 we had accrued $57.7 million and $53.2 million, respectively, for the estimated cost of Total Rewards credit redemptions. Such amounts are included within Accrued Expenses in the Consolidated Balance Sheets presented herein.

In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2007, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points and the modified program, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in Casino promotional allowance in our Consolidated Statements of Operations. At December 31, 2010 and 2009, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $1.2 million and $2.8 million, respectively.

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

REVENUE RECOGNITION. Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Food and beverage, rooms, and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer. The Company does not recognize as revenue taxes collected on goods or services sold to its customers.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is included in casino expenses as follows:

	Successor			Predecessor
(In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Food and beverage	$489.5	$473.4	$500.6	$42.4
Rooms	191.3	190.4	168.7	12.7
Other	60.0	70.6	88.6	5.5

	$740.8	$734.4	$757.9	$60.6

ADVERTISING. The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $199.7 million for the year ended December 31, 2010, $188.2 million for the year ended December 31, 2009, $253.7 million for the period from January 28, 2008 through December 31, 2008, and $20.9 million for the period from January 1, 2008 through January 27, 2008, respectively.

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

Note 2—Recently Issued Accounting Pronouncements

On July 1, 2009 the Financial Accounting Standards Board (“FASB”) launched the Accounting Standards Codification (the “ASC”), a structural overhaul to U.S. GAAP that changes from a standards-based model (with thousands of individual standards) to a topical based model. For final consensuses that have been ratified by the FASB, the ASC is updated with an Accounting Standards Update (“ASU”), which is assigned a number that corresponds to the year and that ASUs spot in the progression (e.g., 2010—1 was be the first ASU issued in 2010). ASUs replace accounting changes that historically were issued as Statement of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN,”) FASB Staff Positions (“FSPs,”) or other types of FASB Standards.

The following are accounting standards adopted or issued during 2010 that could have an impact on our Company.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” (ASC Topic 805, “Business Combinations”). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have elected not to adopt early application. We do not expect that the adoption of the update will have a significant impact on our consolidated financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” (ASC Topic 350, “Intangibles-Goodwill and Other”). The amendment in this update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We are currently assessing what impact the adoption of the update will have on our consolidated financial position, results of operations and cash flows. As of our 2010 annual assessment of goodwill and other non-amortizing intangible assets for impairment, we did not have any reporting units with zero or negative carrying amounts.

In September 2010, the FASB ratified the final consensus of Emerging Issues Task Force (“EITF”) Issue 10-C (ASU 2010-25, “Plan Accounting — Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force)”). The Task Force concluded that participant loans should be classified as notes receivables and measured at the unpaid principal balance plus any accrued unpaid interest. The update also excludes participant loans from the credit quality disclosure requirements in ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The update is effective for fiscal years ending after December 15, 2010, and should be applied retrospectively to all prior periods presented. We are currently assessing what impact the adoption of the update will have on our consolidated financial position, results of operations and cash flows.

On July 21, 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-20, “Disclosures About the Credit Quality of Financing receivables and the Allowance for Credit Losses,” (ASC Topic 310, “Receivables”). The amendments in the update require more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amendments in the update are effective for the first interim or annual reporting period ending on or after December 15, 2010. Because ASU No. 2010-20 applies primarily to financial statement disclosures, it did not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2010, the FASB issued ASU 2010-16, “Accruals for Casino Jackpot Liabilities,” (ASC Topic 924, “Entertainment—Casinos”). The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Instead, jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This update applies to both base and progressive jackpots. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We have elected not to adopt early application. Upon adoption of this standard on January 1, 2011, we reduced our recorded accruals with a corresponding cumulative effect adjustment to Retained Earnings of approximately $19.2 million.

We adopted the provisions of ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” on February 1, 2010. This update adds new requirements for disclosure about transfers into and out of Level 1 and Level 2 measurements, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715,

“Compensation – Retirement Benefits,” to require that disclosures be provided by classes of assets instead of by major categories of assets. Because ASU No. 2010-06 applies only to financial statement disclosures, it did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued ASU 2009-17 (ASC Topic 810), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which was effective as of January 1, 2010. The new standard amends existing consolidation guidance for variable interest entities and requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the company that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and either the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. As a result of the adoption of ASU 2009-17, we have two joint ventures which were consolidated within our financial statements for all periods prior to December 31, 2009, and are no longer consolidated beginning in January 2010.

Selected financial information for 2009 related to the two joint ventures that were deconsolidated is as follows:

(In millions)	Quarter Ended December 31, 2009	Year Ended December 31, 2009
Net revenues	$8.4	$40.3
(Loss)/income from operations	(0.2)	1.7

Note 3—The Acquisition

The Acquisition was completed on January 28, 2008, and was financed by a combination of borrowings under the Company’s new term loan facility due 2015, the issuance of Senior Notes due 2016 and Senior PIK Toggle Notes due 2018, the CMBS Financing (defined below) due 2013, and equity investments by Apollo and TPG, co-investors and members of management. See Note 7, “Debt,” for a discussion of our debt.

The purchase price was approximately $30.7 billion, including the assumption of $12.4 billion of debt and the incurrence of approximately $1.0 billion of transaction costs. All of the outstanding shares of Caesars Entertainment stock were acquired, with shareholders receiving $90.00 in cash for each outstanding share of common stock.

As a result of the Acquisition, the then issued and outstanding shares of non-voting common stock and the non-voting preferred stock of Caesars Entertainment were owned by entities affiliated with Apollo and TPG and certain co-investors and members of management, and the then issued and outstanding shares of voting common stock of Caesars Entertainment were owned by Hamlet Holdings LLC, which is owned by certain individuals affiliated with Apollo and TPG. As a result of the Acquisition, our stock is no longer publicly traded. During 2010, our shares of non-voting common stock and non-voting preferred stock were converted to a recently issued class of voting common stock, and our existing voting stock was canceled, as more fully described in Note 9, “Preferred and Common Stock”.

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

Goodwill and intangible assets that were determined to have an indefinite life are not being amortized. Patented technology was assigned lives ranging from 1 to 10 years based on the estimated remaining usefulness of that technology for Caesars Entertainment. Amortizing contract rights were assigned lives based on the remaining life of the contract, including any extensions that management is probable to exercise, ranging from 11 months to 11 years. Amortizing customer relationships were given lives of 10 to 14 years based upon attrition rates and computations of incremental value derived from existing relationships.

The following unaudited pro forma consolidated financial information assumes that the Acquisition was completed at the beginning of 2008.

(In millions)	Year Ended December 31, 2008
Net revenues	$10,127.0

Loss from continuing operations, net of tax	$(5,349.7)

Net loss attributable to Caesars Entertainment Corporation	$(5,272.8)

Pro forma results for the year ended December 31, 2008, include non-recurring charges of $82.8 million related to the accelerated vesting of stock options, stock appreciation rights (SARs) and restricted stock and $66.8 million of legal and other professional charges related to the Acquisition.

The unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Acquisition been completed at the beginning of the period, or of future results.

Note 4—Development and Acquisition Activity

Acquisition of Planet Hollywood

On February 19, 2010, Caesars Entertainment Operating Company, Inc. (“CEOC”), a wholly-owned subsidiary of Caesars Entertainment Corporation, acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns the Planet Hollywood Resort and Casino (“Planet Hollywood”) located in Las Vegas, Nevada. PHW Las Vegas is an unrestricted subsidiary of CEOC and therefore not a borrower under CEOC’s credit facilities.

The Company paid approximately $67.2 million, substantially during the second half of 2009, for the combination of i) the Company’s initial debt investment in certain predecessor entities of PHW Las Vegas; and ii) certain interest only participations associated with the debt of certain predecessor entities of PHW Las Vegas. In connection with the cancellation of our debt investment in such predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investments to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Statement of Operations for the year ended December 31, 2010. Also, as a result of the acquisition, the Company acquired the net cash balance of PHW Las Vegas, resulting in a positive cash flow for the year ended December 31, 2010 of $12.5 million, net of closing costs.

In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of CEOC canceled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into an amended and restated loan agreement (the “Amended and Restated Loan Agreement”) as discussed in Note 7, “Debt”, below.

Selected financial information related to Planet Hollywood for periods subsequent to our date of acquisition is as follows:

(In millions)	Quarter ended December 31, 2010	Acquisition through December 31, 2010
Net revenues	$71.4	$230.6
Income from operations	10.0	33.4

PHW Las Vegas is not a material subsidiary of the Company and, as a result, pro forma information for periods prior to the acquisition of PHW Las Vegas is not provided.

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

(In millions)	February 19, 2010
Assets
Current assets
Cash and cash equivalents	$31.3
Accounts receivable	16.2
Prepayments and other	6.1
Inventories	1.9

Total current assets	55.5
Land, buildings, riverboats and equipment	461.0
Goodwill	16.3
Intangible assets other than goodwill	5.4
Deferred charges and other	4.6

542.8

Liabilities
Current liabilities
Accounts payable	(1.9)
Interest payable	(1.1)
Accrued expenses	(28.3)
Current portion of long-term debt	(4.5)

Total current liabilities	(35.8)

Long-term debt, net of discount	(433.3)
Deferred credits and other	(12.6)

Total liabilities	(481.7)

Net assets acquired	$61.1

During the quarter ended December 31, 2010, the Company continued to review its preliminary purchase price allocation and the supporting valuations and related assumptions. Based upon these reviews, the Company made adjustments to its preliminary purchase price allocation (included in the table above) that resulted in an increase to the recorded goodwill of $7.1 million in the quarter ended December 31, 2010. The Company has not finalized its review of the purchase price allocation.

Acquisition of Thistledown Racetrack

On September 15, 2009, we announced that the United States Bankruptcy Court for the District of Delaware had approved an agreement for the sale of Thistledown Racetrack in Cleveland, Ohio from Magna Entertainment Corporation to CEOC. The closing of the sale was subject to the satisfaction of certain conditions and receipt of all required regulatory approvals. The conditions to closing were never satisfied, and the agreement was never consummated. As a result the agreement was terminated by the seller on May 17, 2010.

On May 25, 2010, CEOC entered into a new agreement to purchase the assets of Thistledown Racetrack. The acquisition was completed on July 28, 2010 at a cost of approximately $42.5 million. The results of Thistledown Racetrack for periods subsequent to July 28, 2010 were consolidated with our results.

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

Joint Venture with Rock Gaming, LLC

In December 2010, we formed a joint venture, Rock Ohio Caesars LLC, with Rock Gaming, LLC, to pursue casino developments in Cincinnati and Cleveland. Pursuant to the agreements forming the joint venture, we have committed to invest up to $200.0 million for an approximate 30.0% interest in the joint venture. As part of our investment, we also plan to contribute Thistledown Racetrack to the joint venture. The casino developments will be managed by subsidiaries of Caesars Entertainment Corporation.

Completion of the casino developments is subject to a number of conditions, including, without limitation, the joint venture’s ability to obtain financing for development of the projects, the adoption of final rules and regulations by the Ohio casino control commission (once appointed), and receipt of necessary licensing to operate casinos in the State of Ohio.

At December 31, 2010, the Company had invested approximately $64.0 million into its joint venture with Rock Gaming, LLC, which is included in the line “Investments in and advances to nonconsolidated affiliates” in our Consolidated Balance Sheet.

Acquisition of Non-Controlling Interest

During 2009, Chester Downs, a majority-owned subsidiary of CEOC and owner of Harrah’s Chester, entered into an agreement to borrow under a senior secured term loan with a principal amount of approximately $230.0 million and borrowed such amount, net of original issue discount. The proceeds of the term loan were used to pay off intercompany debt due to CEOC and to repurchase equity interests from certain minority partners of Chester Downs. As a result of the purchase of these equity interests, CEOC currently owns approximately 95% of Chester Downs. The purchase was accounted for as an equity transaction and, as a result, is included in the financing section within our Statement of Cash Flows.

Note 5—Goodwill and Other Intangible Assets

We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangible Assets—Goodwill and Other,” which provides guidance regarding the recognition and measurement of intangible assets and requires at least annual assessments for impairment of intangible assets that are not subject to amortization.

The following table sets forth changes in our goodwill:

(In millions)
Balance at December 31, 2008	$4,902.2
Additions or adjustments	—
Impairments of goodwill	(1,445.3)

Balance at December 31, 2009	3,456.9
Additions or adjustments	56.0
Impairments of goodwill	(92.0)

Balance at December 31, 2010	$3,420.9

In March 2010, the Company paid $19.5 million to a former owner of Chester Downs for resolution of the final contingency associated with the Company’s purchase of additional interest in this property. This payment was recorded as goodwill. The acquisitions of Planet Hollywood and Thistledown Racetrack also added $36.5 million in goodwill during 2010.

During the fourth quarter of each year, we perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30. We perform assessments for impairment of goodwill and other intangible assets more frequently if impairment indicators exist. For our assessment, we determine the estimated fair value of each reporting unit as a function, or multiple, of EBITDA, combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell cash-intensive businesses such as casinos. We determine the estimated fair values of our non-amortizing intangible assets by using the relief from royalty and excess earnings methods under the income approach.

In 2010, due to weak economic conditions in certain gaming markets in which we operate, we performed an interim assessment of goodwill and other non-amortizing intangible assets for impairment in the second quarter. This analysis resulted in an impairment charge of $100.0 million. During the third quarter, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, which resulted in an impairment charge of $44.0 million. We finalized our annual assessment during fourth quarter, and as a result of the final assessment, we recorded an impairment charge of $49.0 million, which brought the aggregate charges recorded for the year ended December 31, 2010 to $193.0 million. These impairment charges were primarily a result of adjustments to our long-term operating plan.

In 2009, due to the relative impact of weak economic conditions on certain properties in the Las Vegas market, we performed an interim assessment of goodwill and other non-amortizing intangible assets for impairment during the second quarter. This analysis resulted in an impairment charge of $297.1 million. During the third quarter, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, which resulted in an impairment charge of $1,328.6 million. We finalized our annual assessment during fourth quarter, and as a result of the final assessment, we recorded an impairment charge of $12.3 million, which brought the aggregate charges recorded for the year ended December 31, 2009 to $1,638.0 million. These impairment charges were primarily a result of adjustments to our long-term operating plan as a result of the then-current economic climate.

Since the date of the Acquisition, we have recorded aggregate impairment charges to goodwill of $6,075.2 million.

The table below summarizes our impairment charges for goodwill and other non-amortizing intangible assets:

	Successor			Predecessor
(In millions)	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Goodwill	$92.0	$1,445.3	$4,537.9	$—
Trademarks	20.0	106.7	687.0	—
Gaming rights and other	81.0	86.0	264.7	—

Total impairment of goodwill and other non-amortizing intangible assets	$193.0	$1,638.0	$5,489.6	$—

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	December 31, 2010				December 31, 2009
(In millions)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	8.9	$1,456.9	$(366.5)	$1,090.4	$1,454.5	$(240.8)	$1,213.7
Contract rights	3.8	132.5	(85.6)	46.9	130.1	(66.5)	63.6
Patented technology	5.1	93.5	(34.1)	59.4	93.5	(22.4)	71.1
Gaming rights	13.5	42.8	(7.6)	35.2	42.8	(5.0)	37.8
Trademarks	2.1	7.8	(4.6)	3.2	7.8	(3.0)	4.8

		$1,733.5	$(498.4)	1,235.1	$1,728.7	$(337.7)	1,391.0

Non-amortizing intangible assets
Trademarks				1,916.7			1,937.0
Gaming rights				1,560.0			1,623.3

				3,476.7			3,560.3

Total intangible assets other than goodwill				$4,711.8			$4,951.3

In June 2010, the Company paid $16.5 million to the State of Pennsylvania for the right to operate table games at Harrah’s Chester. This payment was recorded as a non-amortizing intangible asset.

The aggregate amortization expense for those intangible assets that continue to be amortized was $160.8 million for the year ended December 31, 2010, $174.8 million for the year ended December 31, 2009, $162.9 million for the period from January 28, 2008 through December 31, 2008, and $5.5 million for the period from January 1, 2008 through January 27, 2008. Estimated annual amortization expense for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is $156.2 million, $154.9 million, $152.5 million, $142.3 million, $142.3 million and $486.8 million, respectively.

Note 6—Detail of Accrued Expenses

Accrued expenses consisted of the following as of December 31:

(In millions)	2010	2009
Self-insurance claims and reserves	$215.7	$209.6
Payroll and other compensation	213.6	226.0
Accrued taxes	133.2	149.3
Total Rewards liability	57.7	53.2
Other accruals	454.1	436.7

	$1,074.3	$1,074.8

Note 7—Debt

The following table presents our outstanding debt as of December 31, 2010 and 2009:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Dec. 31, 2010	Face Value at Dec. 31, 2010	Book Value at Dec. 31, 2010	Book Value at Dec. 31, 2009
Credit Facilities and Secured Debt
Term Loans B1 - B3	2015	3.29%-3.30%	$5,815.1	$5,815.1	$5,835.3
Term Loans B4	2016	9.5%	990.0	968.3	975.3
Revolving Credit Facility	2014	3.23%-3.75%	—	—	427.0
Senior Secured Notes	2017	11.25%	2,095.0	2,049.7	2,045.2
CMBS financing	2015*	3.25%	5,189.6	5,182.3	5,551.2
Second-Priority Senior Secured Notes	2018	12.75%	750.0	741.3	—
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	2,033.3	1,959.1
Second-Priority Senior Secured Notes	2015	10.0%	214.8	156.2	150.7
Secured debt	2010	6.0%	—	—	25.0
Chester Downs term loan	2016	12.375%	248.4	237.5	217.2
PHW Las Vegas senior secured loan	2015**	3.12%	530.5	423.8	—
Other	Various	4.25%-6.0%	1.4	1.4	—
Subsidiary-guaranteed debt
Senior Notes, including senior interim loans	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes, including senior interim loans	2018	10.75%/11.5%	10.5	10.5	9.4
Unsecured Senior Debt
5.5%	2010	5.5%	—	—	186.9
8.0%	2011	8.0%	—	—	12.5
5.375%	2013	5.375%	125.2	101.6	95.5
7.0%	2013	7.0%	0.6	0.6	0.7
5.625%	2015	5.625%	364.6	273.9	319.5
6.5%	2016	6.5%	248.7	183.8	251.9
5.75%	2017	5.75%	153.9	105.5	151.3
Floating Rate Contingent Convertible Senior Notes	2024	0.51%	0.2	0.2	0.2
Unsecured Senior Subordinated Notes
7.875%	2010	7.875%	—	—	142.5
8.125%	2011	8.125%	—	—	11.4
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	67.1	67.1	68.4
Other	Various	Various	1.0	1.0	18.1
Capitalized Lease Obligations
6.42%-9.8%	to 2020	6.42%-9.8%	9.4	9.4	10.2

Total debt			21,847.7	18,841.1	18,943.1
Current portion of long-term debt			(57.0)	(55.6)	(74.3)

Long-term debt			$21,790.7	$18,785.5	$18,868.8

*	We are permitted to extend the maturity of the CMBS Loans from 2013 to 2015, subject to satisfying certain conditions, in connection with the amendment to the CMBS Facilities
**	The Planet Hollywood Las Vegas senior secured loan is subject to extension options moving its maturity from 2011 to 2015, subject to certain conditions

Book values of debt as of December 31, 2010 are presented net of unamortized discounts of $3,006.6 million. As of December 31, 2009, book values are presented net of unamortized discounts of $3,108.9 million and unamortized premiums of $0.1 million.

Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, and the special improvement district bonds.

As of December 31, 2010, aggregate annual principal maturities for the four years subsequent to 2011 were as follows, assuming all conditions to extending the maturities of the CMBS Financing and the Planet Hollywood Las Vegas senior secured loan are met, and such maturities are extended: 2012, $47.6 million; 2013, $172.6 million; 2014, $45.1 million; and 2015, $12,059.7 million.

Credit Agreement

In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities.”) This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing.

As of December 31, 2010, our Credit Facilities provide for senior secured financing of up to $8,435.1 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,805.1 million with $5,815.1 million maturing on January 20, 2015 and $990.0 million maturing on October 31, 2016, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $6,805.1 million face amount of borrowings were outstanding under the Credit Facilities as of December 31, 2010, with $119.8 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,510.2 million of additional borrowing capacity was available to the Company under its revolving credit facility as of December 31, 2010.

CMBS Financing

In connection with the Acquisition, eight of our properties (the “CMBS properties”) and their related assets were spun out of Caesars Entertainment Operating Company, Inc., a wholly-owned subsidiary of Caesars Entertainment, to Caesars Entertainment. As of the Acquisition date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6,500 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Caesars Entertainment. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of CEOC to Caesars Entertainment and became property secured under the CMBS loans, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to CEOC from Caesars Entertainment as contemplated under the debt agreements effective pursuant to the Acquisition.

On August 31, 2010, we executed an agreement with the lenders to amend the terms of our CMBS Financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be canceled.

In the fourth quarter of 2009, we purchased $948.8 million of face value of CMBS Loans for $237.2 million. Pursuant to the terms of the amendment as initially agreed to on March 5, 2010, we agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $47.4 million for their loans previously sold, to be paid no later than December 31, 2010. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010 and was paid during the fourth quarter of 2010.

In June 2010, we purchased $46.6 million face value of CMBS Loans for $22.6 million, recognizing a net gain on the transaction of approximately $23.3 million during the second quarter of 2010. In September 2010, in connection with the execution of the amendment, we purchased $123.8 million face value of CMBS Loans for $37.1 million, of which $31.0 million was paid at the closing of the CMBS amendment, and the remainder of which was paid during fourth quarter 2010. We recognized a pre-tax gain on the transaction of approximately $77.4 million, net of deferred finance charges.

In December 2010, we purchased $191.3 million of face value of CMBS Loans for $95.6 million, recognizing a pre-tax gain of $66.9 million, net of deferred finance charges.

As part of the amended CMBS Loan Agreement, in order to extend the maturity of the CMBS Loans under the extension option, we are required to extend our interest rate cap agreement to cover the two years of extended maturity of the CMBS Loans, with a maximum aggregate purchase price for such extended interest rate cap for $5.0 million. We funded the $5.0 million obligation on September 1, 2010 in connection with the closing of the CMBS Loan Agreement.

PHW Las Vegas senior secured loan

On February 19, 2010, CEOC acquired 100% of the equity interests of PHW Las Vegas, which owns the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of CEOC cancelled certain debt issued by PHW Las Vegas’ predecessor entities. The outstanding amount is secured by the assets of PHW Las Vegas, and is non-recourse to other subsidiaries of the Company.

In connection with the transaction and the assumption of debt, PHW Las Vegas entered into the Amended and Restated Loan Agreement with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). The maturity date for this loan is December 2011, with two extension options (subject to certain conditions), which, if exercised, would extend maturity until April 2015. At December 31, 2010, the loan has been classified as long-term in our Consolidated Balance Sheet because the Company has both the intent and ability to exercise the extension options. PHW Las Vegas is an unrestricted subsidiary of CEOC and therefore not a borrower under CEOC’s Credit Facilities. A subsidiary of CEOC manages the property for PHW Las Vegas for a fee.

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

Other Financing Transactions

During 2009, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of CEOC and owner of Harrah’s Chester, entered into an agreement to borrow under a senior secured term loan with a principal amount of $230.0 million and borrowed such amount, net of original issue discount. The proceeds of the term loan were used to pay off intercompany debt due to CEOC and to repurchase equity interests from certain minority partners of Chester Downs. As a result of the purchase of these equity interests, CEOC currently owns 95.0% of Chester Downs.

On October 8, 2010, Chester Downs amended its existing senior secured term loan facility to obtain an additional $40.0 million term loan. The additional loan has substantially the same terms as the existing term loan with respect to interest rates, maturity and security. The proceeds of the additional term loans were used for general corporate purposes, including the repayment of indebtedness and capital expenditures.

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

On April 15, 2009, CEOC completed private exchange offers to exchange approximately $3,648.8 million aggregate principal amount of new 10.0% Second-Priority Senior Secured Notes due 2018 for approximately $5,470.1 million principal amount of its outstanding debt due between 2010 and 2018. The new notes are guaranteed by Caesars Entertainment and are secured on a second-priority lien basis by substantially all of CEOC’s and its subsidiaries’ assets that secure the senior secured credit facilities. In addition to the exchange offers, a subsidiary of Caesars Entertainment paid approximately $96.7 million to purchase for cash certain notes of CEOC with an aggregate principal amount of approximately $522.9 million maturing between 2015 and 2017. The notes purchased pursuant to this tender offer remained outstanding for CEOC but reduce Caesars Entertainment’s outstanding debt on a consolidated basis. Additionally, CEOC paid approximately $4.8 million in cash to purchase notes of approximately $24.0 million aggregate principal amount from retail holders that were not eligible to participate in the exchange offers. As a result of the exchange and tender offers, we recorded a pre-tax gain in the second quarter 2009 of approximately $4,023.0 million.

On October 22, 2009, CEOC completed cash tender offers for certain of its outstanding debt securities with maturities in 2010 and 2011. CEOC purchased $4.5 million principal amount of its 5.5% senior notes due 2010, $17.2 million principal amount of its 7.875% senior subordinated notes due 2010, $19.6 million principal amount of its 8.0% senior notes due 2011 and $4.2 million principal amount of its 8.125% senior subordinated notes due 2011 for an aggregate consideration of approximately $44.5 million.

As a result of the receipt of the requisite consent of lenders having loans made under the Senior Unsecured Interim Loan Agreement (“Interim Loan Agreement”) representing more than 50% of the sum of all loans outstanding under the Interim Loan Agreement, waivers or amendments of certain provisions of the Interim Loan Agreement to permit CEOC, from time to time, to buy back loans at prices below par from specific lenders in the form of voluntary prepayments of the loans by CEOC on a non-pro rata basis are now operative. Included in the exchanged debt discussed above are approximately $296.9 million of 10.0% Second-Priority Senior Secured Notes that were exchanged for approximately $442.3 million principal amount of loans surrendered in the exchange offer for loans outstanding under the Interim Loan Agreement. As a result of these transactions, all loans outstanding under the Interim Loan Agreement have been retired.

As a result of the 2009 exchange and tender offers, the CMBS Financing repurchases, and purchases of our debt on the open market, we recorded a pre-tax gain in 2009 of $4,965.5 million arising from early extinguishment of debt, comprised as follows:

(In millions)	Year Ended Dec 31, 2009

Face value of CEOC Open Market Purchases:
5.50% due 7/01/2010	$68.0
7.875% due 3/15/2010	111.5
8.00% due 02/01/2011	37.7
8.125% due 05/15/2011	178.2
5.375% due 12/15/2013	87.2
10.75% due 1/28/2016	265.0

Face value of other CEC Subsidiary Open Market Purchases:
5.625% due 06/01/2015	$138.0
5.750% due 06/01/2017	169.0
6.50% due 06/01/2016	24.0

Total Face Value of open market purchases	1,078.6

Cash paid for open market purchases	(657.0)

Net cash gain on purchases	421.6
Write-off of unamortized discounts and debt fees	(167.2)
Gain on CMBS repurchases	688.1
Gain on debt exchanges	4,023.0

Aggregate gains on early extinguishments of debt	$4,965.5

Under the American Recovery and Reinvestment Act of 2009, or the ARRA, the Company will receive temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $3.6 billion for tax purposes (net of Original Issue Discount (OID) interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. For state income tax purposes, certain states have conformed to the Act and others have not.

Issuances and Redemptions

During the second quarter of 2010, CEOC completed the offering of $750.0 million aggregate principal amount of 12.75% second-priority senior secured notes due 2018 and used the proceeds of this offering to redeem or repay the following outstanding debt:

Debt (dollars in millions)	Maturity	Interest Rate	Face Value
5.5% Senior Notes	2010	5.5%	$191.6
8.0% Senior Notes	2011	8.0%	13.2
8.125% Senior Subordinated Notes	2011	8.125%	12.0
Revolving Credit Facility	2014	3.23%-3.25%	525.0

In connection with the retirement of the outstanding senior and senior subordinated notes above, CEOC recorded a pre-tax loss of $4.7 million during the second quarter of 2010.

On June 3, 2010, Caesars announced an agreement under which affiliates of each of Apollo, TPG and Paulson & Co. Inc. (“Paulson”) were to exchange approximately $1,118.3 million face amount of debt for approximately 15.7% of the common equity of Caesars Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835.4 million, face amount, of CEOC notes that were held by another subsidiary of Caesars Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The notes that were purchased, together with $282.9 million face amount of notes they had previously acquired, were exchanged for equity in the fourth quarter of 2010. The notes exchanged for equity are held by a subsidiary of Caesars Entertainment and remain outstanding for purposes of CEOC. The exchange was accounted for as an equity transaction. The exchange is further described in Note 9, “Preferred and Common Stock.”

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of December 31, 2010, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan and 150 basis points over LIBOR for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0%; in each case plus an applicable margin. At December 31, 2010, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of December 31, 2010, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt have semi-annual interest payments, with the majority of those payments on June 15 and December 15. Our previously outstanding senior secured notes that were retired as part of the exchange offers had semi-annual interest payments on February 1 and August 1 of every year.

The amount outstanding under the PHW Las Vegas senior secured loan bears interest, payable to third party lenders on a monthly basis, at a rate per annum equal to LIBOR plus 1.530%. Interest only participations of PHW Las Vegas bear interest at a fixed rate equal to $7.3 million per year, payable to a subsidiary of Caesars Entertainment Operating Company, Inc. that owns such participations.

Collateral and Guarantors

CEOC’s Credit Facilities are guaranteed by Caesars Entertainment, and are secured by a pledge of CEOC’s capital stock, and by substantially all of the existing and future property and assets of CEOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of CEOC’s material, wholly-owned domestic subsidiaries and 65% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

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

In connection with PHW Las Vegas’ Amended and Restated Loan Agreement, Caesars Entertainment entered into a Guaranty Agreement (the “Guaranty”) for the benefit of Lender pursuant to which Caesars Entertainment guaranteed to Lender certain recourse liabilities of PHW Las Vegas. Caesars Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million provided that such recourse liabilities of PHW Las Vegas do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by Caesars Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Registrant, to the full extent of the actual benefit received by the Registrant. Pursuant to the Guaranty, Caesars Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.

Restrictive Covenants and Other Matters

The Credit Facilities require compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting CEOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans and advances; (v) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as “Designated Senior Debt.”

Caesars Entertainment is not bound by any financial or negative covenants contained in CEOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of CEOC.

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

Certain covenants contained in CEOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million Original First Lien Notes issued June 15, 2009 and the $720.0 million Additional First Lien Notes issued on September 11, 2009 and (b) up to $250.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in CEOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing CEOC’s 10.0% Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the 10.75% Senior Notes, 10.75%/11.5% Senior Toggle Notes and the agreements governing the other cash pay debt and PIK toggle debt limit CEOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to CEOC only, engage in any business or own any material asset other than all of the equity interest of CEOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

We believe we are in compliance with CEOC’s credit agreement and indentures, including the Senior Secured Leverage Ratio, as of December 31, 2010. If our LTM Adjusted EBITDA were to decline significantly from the level achieved in 2010, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under CEOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our credit agreement allows us to apply the cash contributions received by CEOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

The CMBS Financing includes negative covenants, subject to certain exceptions, restricting or limiting the ability of the borrowers and operating companies under the CMBS Financing (collectively, the “CMBS entities”) to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) make certain investments, loans and advances; (iv) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (v) enter into certain transactions with its affiliates; (vi) engage in any business other than the ownership of the properties and business activities ancillary thereto; and (vi) amend or modify the articles or certificate of incorporation, by-laws and certain agreements. The CMBS Financing also includes affirmative covenants that require the CMBS entities to, among other things, maintain the borrowers as “special purpose entities”, maintain certain reserve funds in respect of FF&E, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. In addition, the CMBS Financing obligates the CMBS entities to apply excess cash flow from the CMBS properties in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS entities that may be distributed to Caesars Entertainment Corporation. For example, the CMBS entities are required to use 100% of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Caesars Entertainment Corporation. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Caesars Entertainment Corporation is limited to 85% of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100% of excess cash flow for such quarter and $31.25 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS entities will need to be utilized in connection with such amortization and will not be available for distribution to Caesars Entertainment Corporation.

Note 8—Derivative Instruments

Derivative Instruments - Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2010 we have entered into 13 interest rate swap agreements, three of which have effective dates starting in 2011. As a result of staggering the effective dates, we have a notional amount of $6,500.0 million outstanding through April 25, 2011, and a notional amount of $5,750.0 million outstanding beginning after April 25, 2011. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of December 31, 2010 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Dec. 31, 2010	Next Reset Date	Maturity Date
	(In millions)
April 25, 2007	$200	4.898%	0.288%	January 25, 2011	April 25, 2011
April 25, 2007	200	4.896%	0.288%	January 25, 2011	April 25, 2011
April 25, 2007	200	4.925%	0.288%	January 25, 2011	April 25, 2011
April 25, 2007	200	4.917%	0.288%	January 25, 2011	April 25, 2011
April 25, 2007	200	4.907%	0.288%	January 25, 2011	April 25, 2011
September 26, 2007	250	4.809%	0.288%	January 25, 2011	April 25, 2011
September 26, 2007	250	4.775%	0.288%	January 25, 2011	April 25, 2011
April 25, 2008	2,000	4.276%	0.288%	January 25, 2011	April 25, 2013
April 25, 2008	2,000	4.263%	0.288%	January 25, 2011	April 25, 2013
April 25, 2008	1,000	4.172%	0.288%	January 25, 2011	April 25, 2012
April 26, 2011	250	1.351%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.347%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.350%	—	April 26, 2011	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the January 25, 2011 reset.

Prior to February 15, 2008, our interest rate swap agreements were not designated as hedging instruments; therefore, gains or losses resulting from changes in the fair value of the swaps were recognized in interest expense in the period of the change. On February 15, 2008, eight of our interest rate swap agreements for notional amounts totaling $3,500.0 million were designated as cash flow hedging instruments for accounting purposes and on April 1, 2008, the remaining swap agreements were designated as cash flow hedging instruments for accounting purposes.

During October 2009, we borrowed $1,000.0 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facility. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500.0 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000.0 million swap agreement, freezing the amount of deferred losses recorded in Other Comprehensive Income associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500.0 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in Other Comprehensive Income into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the year ended December 31, 2010, we recorded $8.7 million as an increase to interest expense, and we will record an additional $8.7 million as an increase to interest expense and other comprehensive income over the next twelve months, all related to deferred losses on the $1,000.0 million interest rate swap.

During the fourth quarter of 2009, we re-designated approximately $310.1 million of the $1,000.0 million swap as a cash flow hedging instrument. Also, on September 29, 2010, we entered into three forward interest rate swap agreements for notional amounts totaling $750.0 million that have been designated as cash flow hedging instruments. As a result, at December 31, 2010, $5,810.1 million of our total interest rate swap notional amount of $7,250.0 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

Derivative Instruments - Interest Rate Cap Agreements

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

On November 30, 2009, June 7, 2010, September 1, 2010 and December 13, 2010, we purchased and extinguished approximately $948.8 million, $46.6 million, $123.8 million and $191.3 million, respectively, of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to each debt extinguishment. As a result of the extinguishments in the fourth quarter of 2009, second quarter 2010, third quarter 2010, and fourth quarter 2010, we reclassified approximately $12.1 million, $0.8 million, $1.5 million and $3.3 million, respectively, of deferred losses out of Accumulated Other Comprehensive Income and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in Accumulated Other Comprehensive Loss into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the year ending December 31, 2010, we recorded $19.2 million as an increase to interest expense, and we will record an additional $20.9 million as an increase to interest expense and Accumulated Other Comprehensive Loss over the next twelve months, all related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the PHW Las Vegas Amended and Restated Loan Agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we have designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

The following table represents the fair values of derivative instruments in the Consolidated Balance Sheets as of December 31, 2010 and 2009:

	Asset Derivatives				Liability Derivatives
	2010		2009		2010		2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest Rate Swaps		$—		$—	Accrued expenses	$(21.6)		$—
Interest Rate Swaps	Deferred charges and other	11.6		—	Deferred credits and other	(305.5)	Deferred credits and other	(337.6)
Interest Rate Cap	Deferred charges and other	3.7	Deferred charges and other	56.8		—		—

Subtotal		15.3		56.8		(327.1)		(337.6)

Derivatives not designated as hedging instruments
Interest Rate Swaps		—		—	Deferred credits and other	(32.2)	Deferred credits and other	(37.6)
Interest Rate Cap	Deferred charges and other	1.5	Deferred charges and other	—		—		—

Subtotal		1.5		—		(32.2)		(37.6)

Total Derivatives		$16.8		$56.8		$(359.3)		$(375.2)

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 for amounts transferred into or out of Accumulated Other Comprehensive Loss:

(In millions)	Amount of (Gain) or Loss on Derivatives Recognized in OCI (Effective Portion)		Location of (Gain) or Loss Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives designated as hedging instruments	2010	2009		2010	2009		2010	2009
Interest Rate Contracts	$99.2	$20.9	Interest Expense	$36.3	$15.1	Interest Expense	$(76.6)	$(7.6)

		Amount of (Gain) or Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Income on Derivatives	2010	2009
Interest Rate Contracts	Interest Expense	$1.9	$(7.6)

In addition to the impact on interest expense from amounts reclassified from Accumulated Other Comprehensive Loss, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the years ended December 31, 2010 and 2009 by approximately $265.8 million and $214.2 million, respectively.

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding the $5,810.1 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would increase interest expense for the twelve months following December 31, 2010 by approximately $62.4 million. At December 31, 2010, our weighted average USD LIBOR rate for our variable rate debt was 0.268%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $16.7 million. At December 31, 2010, our variable-rate debt, excluding the aforementioned $5,810.1 million of variable-rate debt hedged against interest rate swap agreements, represents approximately 36% of our total debt, while our fixed-rate debt is approximately 64% of our total debt.

Note 9—Preferred and Common Stock

Preferred Stock

As of December 31, 2009, the authorized preferred stock shares were 40,000,000, par value $0.01 per share, stated value $100.00 per share. At December 31, 2010, the Company has authorized 125,000,000 shares of preferred stock, par value $0.01 per share, none of which are outstanding.

On January 28, 2008, our Board of Directors adopted a resolution authorizing the creation and issuance of a series of preferred stock known as the Non-Voting Perpetual Preferred Stock. The number of shares constituting such series was 20,000,000.

On a quarterly basis, each share of Non-Voting Perpetual Preferred Stock accrued dividends at a rate of 15.0% per annum, compounded quarterly. Dividends were to be paid in cash, when, if, and as declared by the Board of Directors, subject to approval by the appropriate regulators and were cumulative. As of December 31, 2009, such dividends were in arrears $652.6 million. Non-Voting Perpetual Preferred Stock could be converted into non-voting common stock on a pro rata basis with the consent of the holders of a majority of the Non-Voting Perpetual Preferred Stock. Neither the Non-Voting Perpetual Preferred Stock nor the non-voting common stock had any voting rights.

Upon written notice from the holders of the majority of the outstanding Non-Voting Perpetual Preferred Stock, the Company was to convert each share of Non-Voting Perpetual Preferred Stock into the number of shares of non-voting common stock equal to the stated value plus accumulated dividends, divided by the fair market value of the non-voting common stock as determined by the Board. At December 31, 2009, the conversion rate was equal to 3.99 non-voting common shares per each share of Non-Voting Perpetual Preferred Stock.

In February 2010, the Board of Directors approved revisions to the Certificate of Designation for the Non-Voting Perpetual Preferred Stock to eliminate dividends (including all existing accrued but unpaid dividends totaling $717.2 million at the revision approval date) and to specify that the conversion right of the Non-Voting Perpetual Preferred Stock be at the original value of the Company’s non-voting common stock. In March 2010, Hamlet Holdings LLC (the then holder of all of the

Company’s voting common stock) and holders of a majority of our Non-Voting Perpetual Preferred Stock approved the revisions to the Certificate of Designation. Also in March 2010, the holders of a majority of our Non-Voting Perpetual Preferred Stock voted to convert all of the non-voting preferred stock to non-voting common stock at the revised conversion rate (the “Conversion”).

During 2009, we paid approximately $1.7 million to purchase 18,932 shares of our outstanding preferred stock from former employees. During 2010, prior to the Conversion, we paid approximately $0.1 million to purchase 1,642 shares of our outstanding preferred stock from former employees. In connection with the Conversion, all shares of Non-Voting Perpetual Preferred Stock in the treasury were converted to non-voting common stock and are recorded as treasury shares.

Common Stock

As of December 31, 2009, the authorized common stock of the Company totaled 80,000,020 shares, consisting of 20 shares of voting common stock, par value $0.01 per share and 80,000,000 shares of non-voting common stock, par value $0.01 per share. During 2009, we paid approximately $1.3 million to purchase 38,706 shares of our outstanding common stock from former employees. Such shares were recorded as treasury shares as of December 31, 2009.

As disclosed above, in March 2010, the holders of our voting common stock and a majority of the holders of our Non-Voting Perpetual Preferred Stock voted to convert all of the Non-Voting Perpetual Preferred Stock to non-voting common stock. As a result of the Conversion, the Company issued 19,935,534 additional shares of non-voting common stock.

On November 22, 2010, the Company amended its Certificate of Incorporation to (i) convert each share of the economic non-voting common stock into one share of newly-created economic voting common stock, par value $0.01 per share and (ii) cancel each share of non-economic voting common stock (together, the “Reclassification”). As a result of the amendment, and as of December 31, 2010, the total number of shares of capital stock which the Company shall have authority to issue is 1,375,000,000 shares of capital stock, consisting of 1,250,000,000 shares of voting economic common stock, par value $.01 per share and 125,000,000 shares of preferred stock, par value $.01 per share. The holders of common stock shall be entitled to one vote per share on all matters to be voted on by the stockholders of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of common stock shall receive a pro-rata distribution of any remaining assets after payment of or provision for liabilities and the liquidation preference on preferred stock, if any.

As previously described in Note 7, “Debt”, on November 23, 2010, affiliates of each of Apollo, TPG and Paulson exchanged certain notes for shares of common stock, whereby they each received 10 shares of common stock per $1,000 principal amount of notes they tendered. Accrued and unpaid interest on the notes held by affiliates of each of Apollo and TPG was also paid in shares of common stock at the same exchange ratio. The above exchange resulted in the issuance of 11,270,331 shares of common stock.

During 2010, we paid approximately $1.5 million to purchase 24,777 shares of our outstanding common stock from former employees. Such shares were recorded as treasury shares as of December 31, 2010.

Note 10—Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	As of December 31,
(In millions)	2010	2009
Net unrealized losses on derivative instruments, net of tax	$(139.3)	$(100.8)
Unrealized gains/losses on investments, net of tax	1.6	—
Post retirement medical, net of tax	(1.5)	—
Foreign currency translation, net of tax	(4.0)	(12.2)
Minimum pension liability adjustment, net of tax	(25.6)	(21.0)

	$(168.8)	$(134.0)

Note 11—Write-downs, Reserves and Recoveries

Write-downs, reserves and recoveries include various pre-tax charges to record certain long-lived tangible asset impairments, contingent liability or litigation reserves or settlements, project write-offs, demolition costs, remediation costs, recoveries of previously recorded reserves and other non-routine transactions. The components of write-downs, reserves and recoveries for continuing operations were as follows:

	Successor			Predecessor
(In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Impairment of long-lived tangible assets	$—	$59.3	$39.6	$—
Write-down of long-term note receivable	52.2	—	—	—
Remediation costs	42.7	39.3	60.5	4.4
Efficiency projects	1.4	34.8	29.4	0.6
Demolition costs	0.9	2.5	9.2	0.2
Loss/(gain) on divested or abandoned assets	29.0	(4.0)	34.3	—
Litigation reserves, awards and settlements	20.9	(23.5)	10.1	—
Termination of contracts	—	—	14.4	—
Insurance proceeds in excess of deferred costs	—	—	(185.4)	—
Other	0.5	(0.5)	4.1	(0.5)

	$147.6	$107.9	$16.2	$4.7

For the year ended December 31, 2010, we recorded a $52.2 million write-down on a long-term note receivable related to land and pre-development costs contributed to a venture for development of a casino project in Philadelphia with which we were involved prior to December 2005. In April 2010, the proposed operator for the project withdrew from the project and the Pennsylvania Gaming Control Board commenced proceedings to revoke the license for the project. As a result, we fully reserved the note during the second quarter of 2010.

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

Remediation costs relate to remediation projects at certain of our Las Vegas properties.

Efficiency projects expenses in 2010, 2009 and 2008 represent costs incurred to identify and implement efficiency projects aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies. In 2009, the majority of the costs incurred related to the closing of the office in Memphis, Tennessee, which previously housed certain corporate functions.

Loss/(gain) on divested or abandoned assets represents credits or costs associated with various projects that are determined to no longer be viable. These charges for 2010 primarily relate to write-offs of specific assets associated with certain capital projects in the Las Vegas and Atlantic City regions. During the year ended December 31, 2009, associated with its closure and ultimate liquidation, we wrote off the assets and liabilities on one of our London Club properties. Because the assets and liabilities were in a net liability position, a pre-tax gain of $9.0 million was recognized in the fourth quarter of 2009. The recognized gain was partially offset by charges related to other projects.

Litigation reserves, awards and settlements include costs incurred or reversed as a result of the Company’s involvement in various litigation matters, including contingent losses. During 2010, we recorded a $25.0 million charge related to the Hilton matter, which is more fully discussed in Note 14, “Commitments and Contingent Liabilities.” During 2009, an approximate $30.0 million legal judgment against the Company was vacated by court action. This amount was previously charged to write-downs, reserves and recoveries in 2006 and was reversed accordingly upon the vacated judgment. The reversal was partially offset by expenses incurred during 2009 related to other ongoing litigation matters.

Termination of contracts in 2008 represents amounts recognized in connection with concluding long-term lease arrangements.

In first quarter 2008, we entered into a settlement agreement with our insurance carriers related to the remaining unsettled claims associated with damages incurred in Mississippi from Hurricane Katrina in 2005, and the final payment of $338.1 million was received. Insurance proceeds exceeded the net book value of the impacted assets and costs and expenses that were reimbursable under our business interruption policy, and the excess was recorded as income. The income portion included in write-downs, reserves and recoveries was for those properties that we still owned and operated. Income related to properties that were subsequently sold was included in Discontinued operations in our Consolidated Statements of Operations.

Note 12—Income Taxes

The components of income/(loss) from continuing operations before income taxes and the related provision/(benefit) for U.S. and other income taxes were as follows:

	Successor			Predecessor
(Loss)/Income from Continuing Operations, before Income Taxes (In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008

United States	$(1,263.7)	$2,533.0	$(5,254.5)	$(102.1)
Outside of the U.S.	(28.3)	(34.8)	(280.6)	(23.3)

	$(1,292.0)	$2,498.2	$(5,535.1)	$(125.4)

Income Tax (Benefit)/Provision	Successor			Predecessor
(In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
United States
Current
Federal	$(215.1)	$—	$113.3	$(11.1)
State	(7.7)	24.4	9.5	(1.2)
Deferred
Federal	(200.6)	1,461.4	(476.4)	(16.3)
State	(56.5)	147.8	4.7	0.4
Outside of the U.S.
Current	10.4	11.6	10.0	2.2
Deferred	0.8	6.6	(21.5)	—

	$(468.7)	$1,651.8	$(360.4)	$(26.0)

Total income taxes were allocated as follows:

Income Tax (Benefit)/Provision	Successor			Predecessor
(In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Income/loss from continuing operations	(468.7)	1,651.8	(360.4)	(26.0)
Income from discontinued operations	—	—	51.1	—
Accumulated other comprehensive loss	(10.5)	(3.3)	(74.0)	(3.1)
Additional paid in capital	—	54.7	13.6	(65.8)

	$(479.2)	$1,703.2	$(369.7)	$(94.9)

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of income/(loss) from continuing operations before taxes were as follows:

	Successor			Predecessor
	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008

Statutory tax rate	(35.0)%	35.0%	(35.0)%	(35.0)%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit (excludes state taxes recorded in reserves for uncertain tax positions)	(5.8)	7.2	0.4	(0.6)
Valuation Allowance	3.4	(3.9)	(0.4)	—
Foreign income taxes, net of credit	(1.0)	0.9	1.1	1.4
Goodwill	2.3	19.8	27.2	(0.1)
Officers’ life insurance/insurance proceeds	(0.2)	(0.3)	(0.1)	1.7
Acquisition and integration costs	—	2.6	0.1	12.0
Reserves for uncertain tax positions	0.1	4.5	0.3	0.2
Other	(0.1)	0.3	(0.1)	(0.4)

Effective tax rate	(36.3)%	66.1%	(6.5)%	(20.8)%

Our 2010 effective tax rate varied from the U.S. statutory rate of 35.0 percent primarily as a result of non-deductible impairments of goodwill (described in Note 5, “Goodwill and Other Intangible Assets”), state income tax, foreign income tax, and other adjustments.

The major components of the deferred tax assets and liabilities in our Consolidated Balance Sheets as of December 31 were as follows:

(In millions)	2010	2009
Deferred tax assets
State net operating losses	$133.7	$92.5
Foreign net operating losses	29.7	30.0
Federal net operating loss	371.9	169.9
Compensation programs	90.3	91.3
Allowance for doubtful accounts	105.5	82.9
Self-insurance reserves	17.9	25.2
Accrued expenses	60.1	45.0
Project opening costs and prepaid expenses	43.7	5.3
Federal tax credits	16.5	24.1
Federal indirect tax benefits of uncertain state tax positions	65.6	66.7
Other	19.5	25.7

Subtotal	954.4	658.6
Less: valuation allowance	122.2	78.6

Total deferred tax assets	832.2	580.0

Deferred tax liabilities
Depreciation and other property-related items	2,517.2	2,358.7
Deferred cancellation of debt income and other debt-related items	2,107.0	2,200.1
Management and other contracts	14.2	20.7
Intangibles	1,640.1	1,701.6
Investments in non-consolidated affiliates	1.6	7.6

	6,280.1	6,288.7

Net deferred tax liability	$5,447.9	$5,708.7

Deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

(In millions)	Successor 2010	Successor 2009
Assets:
Deferred income taxes (current)	$175.8	$148.2

Liabilities:
Deferred income taxes (non-current)	$5,623.7	$5,856.9

Net deferred tax liability	$5,447.9	$5,708.7

As of December 31, 2010 and 2009, the Company had federal net operating loss (“NOL”) carryforward of $1,358.0 million and $485.4 million, respectively. This NOL will begin to expire in 2029. The federal NOL carryforward per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to application of ASC Topic 740, they are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. In addition, the Company had federal general business tax credits carryforward of $11.3 million which will begin to expire in 2029. As of December 31, 2010, no valuation allowance has been established for the Company’s federal NOL carryforward or general business tax credits carryforward deferred tax assets because the Company has sufficient future tax liabilities arising within the carryforward periods. However, the Company will continue to assess the need for an allowance in future periods.

NOL carryforwards for the Company’s subsidiaries for state income taxes were $5,323.2 million and $2,238.3 million as of December 31, 2010 and 2009, respectively. The state NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to application of ASC Topic 740, they are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. The amount of state NOLs subject to a valuation allowance was $1,078.4 million and $394.0 million at December 31, 2010 and 2009, respectively. We anticipate that state NOLs in the amount of $18.2 million will expire in 2011. The remainder of the state NOLs will expire between 2012 and 2030.

NOL carryforwards of the Company’s foreign subsidiaries were $108.9 million and $107.1 million for the years ended December 31, 2010 and 2009, respectively. The foreign NOLs have an indefinite carryforward period but are subject to a full valuation allowance as the Company believes these assets do not meet the “more likely than not” criteria for recognition under ASC 740.

As of December 31, 2010 and 2009, the Company had foreign tax credit carryforwards of $5.2 million and $24.1 million, respectively. During 2010, the Company amended its 2005 federal tax return to deduct $22.4 million of the foreign tax credits which were projected to expire in 2015. The remaining foreign tax credit carryforward of $5.2 million is projected to expire unused in 2012 as the Company does not project to have sufficient future foreign source income in order to utilize this carryforward.

Under the American Recovery and Reinvestment Act of 2009, or the ARRA, we will receive temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $3.6 billion for tax purposes (net of Original Issue Discount (OID) interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. For state income tax purposes, certain states have conformed to the Act and others have not.

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $28.2 million at December 31, 2010. The determination of the additional deferred taxes that have not been provided is not practicable.

As discussed in Note 1, “Summary of Significant Accounting Policies,” we adopted the provisions of ASC 740 regarding uncertain income tax positions, on January 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

(in millions)
Balance at January 1, 2008	$142.0
Additions based on tax positions related to the current year	2.0
Additions for tax positions of prior years	16.0
Reductions for tax positions for prior years	(12.0)
Settlements	(12.0)
Expiration of statutes	—

Balance at December 31, 2008	$136.0
Additions based on tax positions related to the current year	123.0
Additions for tax positions of prior years	139.0
Reductions for tax positions for prior years	(3.0)
Settlements	(13.0)
Expiration of statutes	(20.0)

Balance at December 31, 2009	$362.0
Additions based on tax positions related to the current year	8.8
Additions for tax positions of prior years	224.2
Reductions for tax positions for prior years	(26.5)
Settlements	—
Expiration of statutes	(1.1)

Balance at December 31, 2010	$567.4

We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. The increases in the year ended December 31, 2010 and 2009 related to costs associated with the acquisition, cancellation of indebtedness income, cost recovery related to capital and non capital expenditures and other identified uncertain tax positions.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We accrued approximately $10 million, $9 million, and $7 million during 2010, 2009, and 2008, respectively. In total, we have accrued balances of approximately $64 million, $54 million, and $45 million for the payment of interest and penalties at December 31, 2010, 2009, and 2008, respectively. Included in the balance of unrecognized tax benefits at December 31, 2010, 2009, and 2008 are $312 million, $255 million, and $108 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. As a result of the expiration of the statute of limitations and closure of IRS audits, our 2004 and 2005 federal income tax years were closed during the year ended December 31, 2009. As discussed previously, we filed amended 2005 income tax returns in 2010. The IRS could reexamine our 2005 federal income tax year with any resultant adjustments limited to the amounted of our amended claim. The IRS audit of our 2006 federal income tax year also concluded during the year ended December 31, 2009. The IRS audit of our 2007 federal income tax year concluded during the quarter ended March 31, 2010. The IRS audit of our 2008 federal income tax year concluded during the quarter ended June 30, 2010. During the quarter ended June 30, 2010, we submitted a protest to the IRS Appeals office regarding several issues from the 2008 IRS audit. We do not believe that it is reasonably possible that these issues will be settled in the next twelve months. The IRS audit of our 2009 federal income tax year commenced early in 2011.

We are also subject to exam by various state and foreign tax authorities. Tax years prior to 2005 are generally closed for foreign and state income tax purposes as the statutes of limitations have lapsed. However, various subsidiaries could be examined by the New Jersey Division of Taxation for tax years beginning with 1999 due to our execution of New Jersey statute of limitation extensions.

It is reasonably possible that our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or settlements. We do not expect the accrual for uncertain tax positions to change significantly over the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.

Note 13—Fair Value Measurements

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

The FASB deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at estimated fair value in an entity’s financial statements on a recurring basis (at least annually). We adopted the provisions of ASC 820 for non-recurring measurements made for non-financial assets and non-financial liabilities on January 1, 2009. Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecast cash flows) inputs. See Note 5, “Goodwill and Other Intangible Assets,” for more information on the application of ASC 820 to goodwill and other intangible assets.

Under ASC 825, “Financial Instruments,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under ASC 825 for any of our financial assets or financial liabilities.

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities:

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2010
Assets:
Cash equivalents	$175.7	$175.7	$—	$—
Investments	95.4	92.7	2.7	—
Derivative instruments	16.8	—	16.8	—
Liabilities:
Derivative instruments	(359.3)	—	(359.3)	—

December 31, 2009
Assets:
Cash equivalents	$132.7	$132.7	$—	$—
Investments	88.9	73.4	15.5	—
Derivative instruments	56.8	—	56.8	—
Liabilities:
Derivative instruments	(375.2)	—	(375.2)	—

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

Derivative instruments – The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in Deferred charges and other and Deferred credits and other in our Consolidated Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 8, “Derivative Instruments,” for more information on our derivative instruments.

Items Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of December 31, 2010, for debt with similar terms and maturities and market quotes of our publicly traded debt. As of December 31, 2010, the Company’s outstanding debt had a fair value of $20,000.8 million and a carrying value of $18,841.1 million. The Company’s interest rate swaps used for hedging purposes had fair values equal to their carrying values, in the aggregate a liability of $359.3 million for ten of our interest rate swaps and an asset of $11.6 million for three of our interest rate swaps. Our interest rate cap agreements had a fair value equal to their carrying values as an asset of $5.2 million at December 31, 2010. See additional discussion about derivatives in Note 8, “Derivative Instruments.”

Interest-only Participations – Late in 2009, a subsidiary of CEOC acquired certain interest only participations payable by certain predecessor entities of PHW Las Vegas. When the Company assumed the debt in connection with the acquisition of Planet Hollywood, these interest only participations survived the transaction and remain outstanding as an asset of a subsidiary of CEOC as of December 31, 2010. In connection with both the initial acquisition of the interest only participations and the acquisition of Planet Hollywood, the fair value of these participations was determined based upon valuations as of each date. As the Company owns 100% of the outstanding participations, there is no active market available to determine a trading fair value at any point in time. As a result, the Company does not have the ability to update the fair value of the interest only participations subsequent to their acquisition and valuation, other than by estimating fair value based upon discounted future cash flows. Since discounted cash flows were used as the primary basis for valuation upon their acquisition, and are also being used as the method to determine the amortization of the value of such participations into earnings, the Company believes that the book value of the interest only participations at December 31, 2010 approximates their fair value.

Note 14—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 48 months from December 31, 2010, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of a $60.0 million annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary and owner of Harrah’s New Orleans, to the State of Louisiana. The agreement ends March 31, 2011.

In addition to the guarantees discussed above, we had total aggregate non-cancelable purchase obligations of $902.2 million as of December 31, 2010, including construction-related commitments.

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

On October 21, 2010, the administrative law judge issued a decision and ruled in our favor on a number of key issues. Both the Company and the Nevada Department of Taxation have filed an appeal of the decision with the Nevada Tax Commission.

Contingent Liability - Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (Hilton) spun-off its gaming operations as Park Place Entertainment Corporation (Park Place). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the Allocation Agreement) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the Hilton Plan) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. and the Company acquired Caesars Entertainment, Inc. in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan’s benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. Thereafter, the Court required the parties to attempt to agree on a remedies determination and further required the parties to submit briefs to the Court in support of their positions. On September 7, 2010, the Court issued an opinion resolving certain of Hilton’s and the plaintiffs’ issues regarding a remedies determination and requiring the parties to confer and take other actions in an effort to resolve the remaining issues. The Court may require the parties to submit additional briefs and schedules to support their positions and intends to hold another hearing before issuing a final judgment. Prior to the Court’s latest opinion, we were advised by counsel for the defendants that the plaintiffs have estimated that the damages are in the range of $180.0 million to $250.0 million. Counsel for the defendants further advised that approximately $50.0 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.

The Company received a letter from Hilton dated October 7, 2009 notifying the Company for the first time of this lawsuit and alleging that the Company has potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, the Company believes its maximum potential exposure is approximately 30% to 33% of the amount ultimately awarded as damages. The Company is not a party to the proceedings between the plaintiffs and the defendants and has not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, the Company does not have access to information sufficient to enable the Company to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between a representative of the Company and a representative of the defendants, the Company believes it is probable that damages will be at least $80.0 million and, accordingly, the Company recorded a charge of $25.0 million in accordance with ASC 450, Contingencies, during the second quarter 2010 in relation to this matter. The Company has not changed its belief regarding the damages which may be awarded in this lawsuit as a result of the aforementioned recent opinion of the Court. The Company also continues to believe that it may have various defenses if a claim under the Allocation Agreement is asserted against the Company, including defenses as to the amount of damages. Because the Company has not had access to sufficient information regarding this matter, we cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation, employee medical coverage and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2010 and 2009, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $215.7 million and $209.6 million, respectively.

Note 15—Leases

We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases following the provisions of ASC 840, “Leases.” At December 31, 2010, the remaining lives of our operating leases ranged from one to 83 years, with various automatic extensions totaling up to 87 years.

Rental expense, net of income from subleases, is associated with operating leases for continuing operations and is charged to expense in the year incurred. Net rental expense is included within each line of the Statements of Operations dependent upon the nature or use of the assets under lease. Total net rental expense is as follows:

	Successor			Predecessor
	Year Ended December 31,		Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
(In millions)	2010	2009
Noncancelable
Minimum	$90.4	$78.7	$81.8	$7.3
Contingent	3.7	4.1	5.5	0.4
Sublease	(1.6)	(0.9)	(1.0)	—
Other	71.5	55.5	32.9	2.9

	$164.0	$137.4	$119.2	$10.6

Our future minimum rental commitments as of December 31, 2010 were as follows:

(In millions)	Noncancelable Operating Leases
2011	$84.4
2012	76.1
2013	66.5
2014	62.2
2015	61.9
Thereafter	1,859.5

Total minimum rental commitments	$2,210.6

In addition to these minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

Note 16—Litigation

The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Note 17—Supplemental Cash Flow Information

The increase/(decrease) in Cash and cash equivalents due to the changes in long-term and working capital accounts were as follows:

	Successor			Predecessor
(In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Long-term accounts
Deferred charges and other	$58.2	$(128.7)	$19.3	$14.0
Deferred credits and other	(70.5)	203.4	(99.4)	54.3

Net change in long-term accounts	$(12.3)	$74.7	$(80.1)	$68.3

Working capital accounts
Receivables	$(59.6)	$52.1	$(55.6)	$33.0
Inventories	3.3	9.7	8.9	(1.4)
Prepayments and other	(21.7)	40.0	48.5	(26.5)
Accounts payable	(17.8)	(47.8)	(95.8)	56.9
Accrued expenses	(54.8)	(171.4)	497.4	(229.6)

Net change in working capital accounts	$(150.6)	$(117.4)	$403.4	$(167.6)

Supplemental Disclosure of Cash Paid for Interest and Taxes

The following table reconciles our Interest expense, net of capitalized interest, per the Consolidated Statements of Operations, to cash paid for interest, net of amount capitalized.

	Successor			Predecessor
(In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Interest expense, net of capitalized interest	$1,981.6	$1,892.5	$2,074.9	$89.7
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(12.8)	248.4	(196.4)	8.7
Amortization of deferred finance charges	(76.4)	(126.8)	(91.8)	(0.8)
Net amortization of discounts and premiums	(163.7)	(128.2)	(129.2)	2.9
Amortization of other comprehensive income	(36.3)	(18.2)	(0.9)	(0.1)
Rollover of Paid in Kind (“PIK”) interest to principal	(1.0)	(62.8)	—	—
Change in accrual (related to PIK interest)	—	(40.1)	(68.4)	—
Change in fair value of derivative instruments	74.7	7.6	(65.0)	(39.2)

Cash paid for interest, net of amount capitalized	$1,766.1	$1,772.4	$1,523.2	$61.2

Cash payments/(receipts) for income taxes, net(a)	$(190.2)	$31.0	$11.0	$1.0

(a)	The 2010 net receipt includes approximately $220.8 million of federal income tax refund received in the fourth quarter, offset by other federal, state and foreign taxes paid during the year.

Significant non-cash transactions in 2010 included the impairment of goodwill and other non-amortizing intangible assets discussed in Note 5, “Goodwill and Other Intangible Assets,” the first quarter 2010 conversion of preferred shares into common shares and the elimination of cumulative dividends on such preferred shares discussed in Note 9, “Preferred and Common Stock,” the second quarter 2010 write-down of long-term note receivable and contingent liability charge discussed in Note 11, “Write-downs, Reserves and Recoveries,” and the fourth quarter 2010 exchange of debt for equity discussed in Note 7, “Debt.”

Significant non-cash transactions in 2009 and 2008 included the Company’s accrued, but unpaid, dividends on its preferred shares of $354.8 million and $297.8 million for the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008, respectively, the impairment of goodwill and other non-amortizing intangible assets discussed in Note 5, “Goodwill and other Intangible Assets,” the April 2009 debt exchange transaction discussed in Note 7, “Debt,” and the impairment of long-lived tangible assets and the litigation reserve adjustment, both of which are discussed in Note 11, “Write-downs, Reserves and Recoveries.”

Note 18—Employee Benefit Plans

We have established a number of employee benefit programs for purposes of attracting, retaining and motivating our employees. The following is a description of the basic components of these programs as of December 31, 2010.

Equity Incentive Awards

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

In connection with the Acquisition, on January 28, 2008, outstanding and unexercised stock options and SARs, whether vested or unvested, were cancelled and converted into the right to receive a cash payment equal to the product of (a) the number of shares of common stock underlying the options and (b) the excess, if any, of the Acquisition consideration over the exercise price per share of common stock previously subject to such options, less any required withholding taxes. In addition, outstanding restricted shares vested and became free of restrictions, and each holder received $90.00 in cash for each outstanding share.

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

Prior to the Acquisition, certain employees were also granted restricted stock or options to purchase shares of common stock under the Caesars Entertainment, Inc. 2001 Broad-based Stock Incentive Plan (the “2001 Plan”). Two hundred thousand shares were authorized for issuance under the 2001 Plan, which was an equity compensation plan not approved by stockholders.

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

Share-based Compensation Plans—Successor Entity

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan (the “Equity Plan”), including the ability to grant awards covering up to 3,733,835 shares of our non-voting common stock in February 2008. The Equity Plan authorizes awards that may be granted to management and other personnel and key service providers. Option awards may be either time-based options or performance-based options, or a combination thereof. Time-based options generally vest in equal increments of 20% on each of the first five anniversaries of the grant date. The performance-based options vest based on the investment returns of our stockholders. One-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to two times their amount vested, and one-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to three times their amount vested subject to certain conditions and limitations. In addition, the performance-based options may vest earlier at lower thresholds upon liquidity events prior to December 31, 2011, as well as pro rata, in certain circumstances. The Equity Plan was amended in December 2008 to allow grants at a price above fair market value, as defined in the Equity Plan.

On February 23, 2010, the Human Resources Committee of the Board of Directors of the Company adopted an amendment to the Equity Plan. The amendment provides for an increase in the available number shares of the Company’s non-voting common stock for which awards may be granted to 4,566,919 shares.

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

The following is a summary of share-based option activity for the period from January 28, 2008 through December 31, 2008 and for the years ended December 31, 2009 and 2010:

	Successor Entity
Options	Shares	Weighted Average Exercise Price	Fair Value(1)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 28, 2008	133,133	$25.00	$20.82
Options granted	3,417,770	99.13	35.81
Exercised	—	—	—
Cancelled	(379,303)	100.00	36.68

Outstanding at December 31, 2008	3,171,600	$95.91	$35.07	8.9

Exercisable at December 31, 2008(2)	133,133	$25.00	$20.82	3.5

Outstanding at December 31, 2008	3,171,600	$95.91	$35.07
Options granted	302,496	51.79	17.89
Exercised	—	—	—
Cancelled	(279,921)	97.99	33.98

Outstanding at December 31, 2009	3,194,175	$91.53	$33.45	8.0

Exercisable at December 31, 2009	482,528	$78.49	$31.70	6.4

Outstanding at December 31, 2009	3,194,175	$91.53	$33.45
Options granted	1,362,095	57.55	26.85
Exercised	(244)	51.79	18.19
Cancelled	(314,024)	88.17	33.17

Outstanding at December 31, 2010	4,242,002	$80.75	$31.46	7.7

Exercisable at December 31, 2010	803,130	$84.41	$33.42	6.1

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

The weighted-average grant date fair value of options granted during 2010 was $26.85. There were 244 stock options exercised during the year ended December 31, 2010.

The Company utilized historical optionee behavioral data to estimate the option exercise and termination rates used in the option-pricing models. The expected term of the options represents the period of time the options were expected to be outstanding based on historical trends. Expected volatility was based on the historical volatility of the common stock of Caesars Entertainment and its competitor peer group for a period approximating the expected life. The Company does not expect to pay dividends on common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

As of December 31, 2010, there was approximately $53.4 million of total unrecognized compensation cost related to stock option grants. This cost is expected to be recognized over a remaining weighted-average period of 3.1 years. For the years ended December 31, 2010 and 2009 and for the Successor period from January 28, 2008 through December 31, 2008, the compensation cost that has been charged against income for stock option grants was approximately $18.0 million, $16.4 million and $15.8 million, respectively, of which, for the year ended December 31, 2010, $9.4 million was included in Corporate expenses and $8.6 million was included in Property, general, administrative and other in the Consolidated Statements of Operations. For the year ended December 31, 2009, $7.6 million of compensation cost was included in Corporate expense and $8.8 million was included in Property, general, administrative and other in the Consolidated Statements of Operations.

Presented below is a comparative summary of valuation assumptions for the indicated periods:

	2010	2009	2008 Successor
Expected volatility	71.4%	65.9%	35.4%
Expected dividend yield	—	—	—
Expected term (in years)	6.6	6.8	6.0
Risk-free interest rate	2.4%	2.5%	3.3%
Weighted average fair value per share of options granted	$26.85	$17.89	$35.81

Savings and Retirement Plan

We maintain a defined contribution savings and retirement plan, which, among other things, allows pre-tax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. Prior to February 2009, the Company matched 50% of the first six percent of employees’ contributions. In February 2009, Caesars Entertainment announced the suspension of the employer match for all participating employees, where allowed by law or not in violation of an existing agreement. The Acquisition was a change in control under the savings and retirement plan, and therefore, all unvested Company match as of the Acquisition became vested. Amounts contributed to the plan are invested, at the participant’s direction, in up to 19 separate funds. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $0.1 million and $3.2 million, respectively, for the years ended December 31, 2010 and 2009, $28.5 million for the period from January 28, 2008 to December 31, 2008, and $2.4 million for the period from January 1, 2008 to January 27, 2008.

Deferred Compensation Plans

The Company has one currently active deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”), although there are five other plans that contain deferred compensation assets: Harrah’s Executive Deferred Compensation Plan (“EDCP”), the Harrah’s Executive Supplemental Savings Plan (“ESSP”), Harrah’s Deferred Compensation Plan (“CDCP”), the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and the Caesars World, Inc. Executive Security Plan. The deferred compensation plans are collectively referred to as “DCP.”

Amounts deposited into DCP are unsecured liabilities of the Company, the EDCP and CDCP earn interest at rates approved by the Human Resources Committee of the Board of Directors. The other plans, including the ESSP II are variable investment plans, which allow employees to direct their investments by choosing from several investment alternatives. In connection with the 2005 acquisition of Caesars Entertainment, Inc., we assumed the outstanding liability for Caesars Entertainment, Inc.’s deferred compensation plan; however, the balance was frozen and former Caesars employees may no longer contribute to that plan. The total liability included in Deferred credits and other for DCP at December 31, 2010 and 2009 was $95.1 million and $98.6 million, respectively. In connection with the administration of one of these plans, we have purchased company-owned life insurance policies insuring the lives of certain directors, officers and key employees.

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

Subsequent to the Acquisition, contributions by the Company have been segregated in order to differentiate between the fully-funded trusts and escrows prior to the Acquisition and the post-acquisition contributions. In January 2010, the Company funded $5.6 million into the trust in order to increase the security of the participants’ deferred compensation plan benefits.

Multi-employer Pension Plan

We have approximately 26,000 employees covered under collective bargaining agreements, and the majority of those employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $41.9 million for the year ended December 31, 2010, $35.9 million for the year ended December 31, 2009, $34.7 million for the period from January 28, 2008 to December 31, 2008, and $3.0 million for the period from January 1, 2008 to January 27, 2008, for such plans. The plans’ administrators do not provide sufficient information to enable us to determine our share, if any, of unfunded vested benefits.

Pension Commitments

With the acquisition of London Clubs in December 2006, we assumed a defined benefit plan, which provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund, and death-in-service benefits, professional fees and other expenses are paid by the pension plan. The most recent actuarial valuation of the plan showed a deficit of approximately $33.9 million, which is recognized as a liability in our Consolidated Balance Sheet at December 31, 2010. The London Clubs pension plan is not material to our Company.

As discussed within Note 14, “Commitments and Contingent Liabilities”, with our acquisition of Caesars Entertainment, Inc., we assumed certain obligations related to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Worldwide, Inc. (formerly Hilton Hotels Corporation) and Caesars Entertainment, Inc. dated December 31, 1998, pursuant to which we shall retain or assume, as applicable, all liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company’s employees covered under the plan. Based on this ratio, our share of any benefit or obligation would be approximately 30 percent of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Worldwide, Inc. Hilton Worldwide, Inc. has informed the Company that as of December 31, 2010, the plan benefit obligations exceeded the fair value of the plan assets by $79.3 million, of which $25.2 million is our share. No contributions to the plan were required during 2010. Expected contributions for 2011 are $5.1 million, of which $1.6 million is our share.

Note 19—Discontinued Operations

During 2006, we sold Grand Casino Gulfport, however, pursuant to the sales agreement, we retained all insurance proceeds related to that property. Discontinued operations for the period from January 28, 2008 through December 31, 2008 included insurance proceeds of $87.3 million, after taxes, representing the final funds received that were in excess of the net book value of the impacted assets and costs and expenses reimbursed under our business interruption claims for Grand Casino Gulfport.

Summary operating results for discontinued operations is as follows:

	Successor			Predecessor
(In millions)	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Net revenues	$—	$—	$—	$—

Pre-tax income from discontinued operations	$—	$—	$141.5	$0.1

Discontinued operations, net of tax	$—	$—	$90.4	$0.1

Note 20—Non-consolidated Affiliates

During late 2009, we invested approximately $66.9 million to purchase outstanding debt of the Planet Hollywood Resort and Casino (“Planet Hollywood”), located on the Las Vegas strip. This investment was accounted for as a long-term investment recorded at historical cost as of December 31, 2009. The Company converted this investment into equity ownership interests of

Planet Hollywood in February 2010, which subsequent to this date is consolidated with the Company, as more fully discussed in Note 4, “Development and Acquisition Activity.”

As of December 31, 2010, our investments in and advances to non-consolidated affiliates consisted of interests in a company that provides management services to a casino in Windsor, Canada, a horse-racing facility in Florence, Kentucky, a joint venture in a hotel at our combination thoroughbred racetrack and casino in Bossier City, Louisiana, a direct train line from New York City Penn Station to Atlantic City Rail Terminal, a restaurant located inside the Flamingo Hotel and Casino in Las Vegas, Nevada, and our investment in Rock Ohio Caesars, LLC in Ohio.

	As of December 31,
(In millions)	2010	2009
Investments in and advances to non-consolidated affiliates
Accounted for under the equity method	$94.0	$20.8
Accounted for at historical cost	—	73.2

	$94.0	$94.0

Note 21—Related Party Transactions

In connection with the Acquisition, Apollo, TPG and their affiliates entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. We paid Apollo and TPG a one-time transaction fee of $200 million for structuring the Acquisition and for assisting with debt financing negotiations. This amount was included in the overall purchase price of the Acquisition. In addition, we pay a monitoring fee for management services and advice. Fees for the years ended December 31, 2010 and 2009 and for the period from January 28, 2008 through December 31, 2008 were $28.5 million, $28.7 million and $27.9 million, respectively. Such fees are included in Corporate expense in our Consolidated Statements of Operations for the applicable Successor periods. We also reimburse Apollo and TPG for expenses that they incur related to their management services.

In connection with our debt exchange in April 2009, certain debt held by Apollo and TPG was exchanged for new debt and the related party gain on that exchange totaling $80.1 million, net of deferred tax of $52.3 million, has been recorded to stockholders’ equity.

During the quarter ended June 30, 2009, Apollo and TPG completed their own tender offer and purchased some of our Second Lien Notes.

On June 3, 2010, Caesars announced an agreement under which affiliates of each of Apollo, TPG and Paulson & Co. Inc. (“Paulson”) were to exchange approximately $1,118.3 million face amount of debt for approximately 15.7% of the common equity of Caesars Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835.4 million, face amount, of CEOC notes that were held by another subsidiary of Caesars Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The notes that were purchased, together with $282.9 million face amount of notes they had previously acquired, were exchanged for equity in the fourth quarter of 2010 and the notes exchanged for equity are held by a subsidiary of Caesars Entertainment and remain outstanding for purposes of CEOC. The exchange was 10 shares of common stock per $1,000 principal amount of notes tendered. Accrued and unpaid interest on the notes held by affiliates of each of Apollo and TPG was also paid in shares of common stock at the same exchange ratio. The above exchange resulted in the issuance of 11,270,331 shares of common stock.

Note 22—Subsequent Events

On February 24, 2011, Caesars announced that it has commenced marketing efforts in the pursuit of securing a $400.0 million Senior Secured Term Loan facility, the proceeds of which will be used to complete two Las Vegas development projects: the completion of the Octavius Tower at Caesars Palace and the construction of a Retail, Dining, and Entertainment district known as “the Linq”, between the Imperial Palace and the Flamingo, that will be anchored by the world’s largest observation wheel. The Octavius Tower project will consist of completing the fit-out and remaining construction on approximately 660 rooms and suites, and will also include the design and construction of an additional 3 high-end villas. The Linq will consist of approximately 200,000 square feet of leasable space and will also include a 550 ft observation wheel. The total cost to complete the projects will be approximately $600.0 million. We plan to initiate these development projects in a phased approach, beginning in 2011.

Note 23—Consolidating Financial Information of Guarantors and Issuers

As of December 31, 2010, CEOC is the issuer of certain debt securities that have been guaranteed by Caesars Entertainment and certain subsidiaries of CEOC. The following consolidating schedules present condensed financial information for Caesars Entertainment, the parent and guarantor; CEOC, the subsidiary issuer; guarantor subsidiaries of CEOC; and non-guarantor subsidiaries of Caesars Entertainment and CEOC, which includes the CMBS properties, as of December 31, 2010 and December 31, 2009, and for the years ended December 31, 2010 and 2009, the Successor period from January 28, 2008 through December 31, 2008, and the Predecessor period from January 1, 2008, through January 27, 2008.

In connection with the CMBS financing for the Acquisition, CEOC spun off to Caesars Entertainment the following casino properties and related operating assets: Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harvey’s Lake Tahoe and Bill’s Lake Tahoe. Upon receipt of regulatory approvals that were requested prior to the closing of the Acquisition, in May 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of CEOC to Caesars Entertainment and Harrah’s Lake Tahoe, Harvey’s Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City and their related operating assets were transferred to CEOC from Caesars Entertainment. We refer to the May spin-off and transfer as the “Post-Closing CMBS Transaction.” The financial information included in this section reflects ownership of the CMBS properties pursuant to the spin-off and transfer of the Post-Closing CMBS Transaction.

In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial statements based on the Securities and Exchange Commission’s interpretation and application of ASC 470-10-S99, (Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X). Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors. Therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

CAESARS ENTERTAINMENT CORPORATION

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$136.0	$61.0	$358.2	$431.8	$—	$987.0
Receivables, net of allowance for doubtful accounts	—	18.0	261.4	113.8	—	393.2
Deferred income taxes	—	66.2	92.6	17.0	—	175.8
Prepayments and other	—	29.0	77.2	77.9	—	184.1
Inventories	—	0.4	32.7	17.3	—	50.4
Intercompany receivables	3.7	313.0	161.9	169.1	(647.7)	—

Total current assets	139.7	487.6	984.0	826.9	(647.7)	1,790.5
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	229.8	10,457.8	7,079.0	—	17,766.6
Assets held for sale	—	—	—	—	—	—
Goodwill	—	—	1,646.1	1,774.8	—	3,420.9
Intangible assets other than goodwill	—	5.6	4,052.1	654.1	—	4,711.8
Investments in and advances to non-consolidated affiliates	1,002.3	13,924.4	7.6	914.0	(15,754.3)	94.0
Deferred charges and other	—	408.2	188.4	207.3	—	803.9
Intercompany receivables	500.0	1,106.7	669.5	184.2	(2,460.4)	—

	$1,642.0	$16,162.3	$18,005.5	$11,640.3	$(18,862.4)	$28,587.7

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$2.1	$87.6	$91.3	$70.4	$—	$251.4
Interest payable	—	191.2	0.5	9.8	—	201.5
Accrued expenses	7.3	208.2	420.2	438.6	—	1,074.3
Current portion of long-term debt	—	30.0	6.7	18.9	—	55.6
Intercompany payables	—	47.9	318.8	281.0	(647.7)	—

Total current liabilities	9.4	564.9	837.5	818.7	(647.7)	1,582.8
Long-term debt	—	13,690.7	71.8	5,825.0	(802.0)	18,785.5
Deferred credits and other	—	646.4	164.2	112.5	—	923.1
Deferred income taxes	(0.2)	1,131.3	2,536.1	1,956.5	—	5,623.7
Intercompany notes	—	598.1	955.2	907.1	(2,460.4)	—

	9.2	16,631.4	4,564.8	9,619.8	(3,910.1)	26,915.1

Preferred stock	—	—	—	—	—	—

Caesars Entertainment Corporation Stockholders’ equity/(deficit)	1,632.8	(469.1)	13,440.7	1,980.7	(14,952.3)	1,632.8
Non-controlling interests	—	—	—	39.8	—	39.8

Total Stockholders’ equity/(deficit)	1,632.8	(469.1)	13,440.7	2,020.5	(14,952.3)	1,672.6

	$1,642.0	$16,162.3	$18,005.5	$11,640.3	$(18,862.4)	$28,587.7

CAESARS ENTERTAINMENT CORPORATION

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$122.7	$(15.6)	$445.2	$365.8	$—	$918.1
Receivables, net of allowance for doubtful accounts	—	10.2	237.5	75.8	—	323.5
Deferred income taxes	—	60.0	68.4	19.8	—	148.2
Prepayments and other	—	12.5	79.8	64.1	—	156.4
Inventories	—	0.6	33.5	18.6	—	52.7
Intercompany receivables	0.2	478.4	261.3	232.5	(972.4)	—

Total current assets	122.9	546.1	1,125.7	776.6	(972.4)	1,598.9
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	240.3	10,500.2	7,184.3	—	17,924.8
Assets held for sale	—	—	16.7	—	—	16.7
Goodwill	—	—	1,753.0	1,703.9	—	3,456.9
Intangible assets other than goodwill	—	6.3	4,230.2	714.8	—	4,951.3
Investments in and advances to non-consolidated affiliates	1,846.1	15,056.8	70.2	627.3	(17,506.4)	94.0
Deferred charges and other	—	399.0	246.4	291.2	—	936.6
Intercompany receivables	—	1,348.7	1,687.8	706.9	(3,743.4)	—

	$1,969.0	$17,597.2	$19,630.2	$12,005.0	$(22,222.2)	$28,979.2

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$—	$97.7	$104.6	$58.5	$—	$260.8
Interest payable	—	184.8	1.9	8.9	—	195.6
Accrued expenses	8.6	205.2	449.7	411.3	—	1,074.8
Current portion of long-term debt	—	30.0	6.3	38.0	—	74.3
Intercompany payables	1.8	34.1	412.0	524.5	(972.4)	—

Total current liabilities	10.4	551.8	974.5	1,041.2	(972.4)	1,605.5
Long-term debt	—	13,601.0	98.1	5,747.8	(578.1)	18,868.8
Deferred credits and other	—	642.9	147.8	81.8	—	872.5
Deferred income taxes	—	1,520.1	2,446.5	1,890.3	—	5,856.9
Intercompany notes	239.0	98.1	1,973.5	1,432.8	(3,743.4)	—

	249.4	16,413.9	5,640.4	10,193.9	(5,293.9)	27,203.7

Preferred stock	2,642.5	—	—	—	—	2,642.5

Total Caesars Entertainment Corporation stockholders’ (deficit)/equity	(922.9)	1,183.3	13,989.8	1,755.2	(16,928.3)	(922.9)
Non-controlling interests	—	—	—	55.9	—	55.9

Total Stockholders’ (deficit)/equity	(922.9)	1,183.3	13,989.8	1,811.1	(16,928.3)	(867.0)

	$1,969.0	$17,597.2	$19,630.2	$12,005.0	$(22,222.2)	$28,979.2

CAESARS ENTERTAINMENT CORPORATION

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In millions)

	CEC (Parent)	Subsidiary Issuer	Other Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$67.9	$4,487.6	$2,362.4	$—	$6,917.9
Food and beverage	—	18.6	852.1	639.9	—	1,510.6
Rooms	—	17.8	591.6	522.9	—	1,132.3
Management fees	—	2.6	61.1	1.5	(26.1)	39.1
Other	—	47.2	359.1	335.9	(165.9)	576.3
Less: casino promotional allowances	—	(23.6)	(839.1)	(494.9)	—	(1,357.6)

Net revenues	—	130.5	5,512.4	3,367.7	(192.0)	8,818.6

Operating expenses
Direct
Casino	—	45.3	2,533.7	1,369.9	—	3,948.9
Food and beverage	—	7.8	324.3	289.2	—	621.3
Rooms	—	2.1	121.6	135.7	—	259.4
Property general, administrative and other	—	52.7	1,290.8	859.0	(140.8)	2,061.7
Depreciation and amortization	—	7.3	472.0	256.2	—	735.5
Project opening costs	—	—	0.2	1.9	—	2.1
Write-downs, reserves and recoveries	—	27.9	90.6	29.1	—	147.6
Impairment of intangible assets	—	—	187.0	6.0	—	193.0
Losses/(income) on interests in non-consolidated affiliates	816.5	(295.8)	(30.9)	(0.6)	(487.7)	1.5
Corporate expense	23.3	85.6	21.6	61.6	(51.2)	140.9
Acquisition and integration costs	0.8	1.9	4.4	6.5	—	13.6
Amortization of intangible assets	—	0.7	97.9	62.2	—	160.8

Total operating expenses	840.6	(64.5)	5,113.2	3,076.7	(679.7)	8,286.3

(Loss)/income from operations	(840.6)	195.0	399.2	291.0	487.7	532.3
Interest expense, net of interest capitalized	(3.1)	(1,712.2)	(96.5)	(392.6)	222.8	(1,981.6)
(Losses)/Gains on early extinguishments of debt	—	(4.7)	—	120.3	—	115.6
Other income, including interest income	4.5	93.3	59.8	106.9	(222.8)	41.7

(Loss)/income before income taxes	(839.2)	(1,428.6)	362.5	125.6	487.7	(1,292.0)
Benefit/(provision) for income taxes	8.1	642.2	(131.5)	(50.1)	—	468.7

Net (loss)/income	(831.1)	(786.4)	231.0	75.5	487.7	(823.3)

Less: net income attributable to non-controlling interests	—	—	—	(7.8)	—	(7.8)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(831.1)	$(786.4)	$231.0	$67.7	$487.7	$(831.1)

CAESARS ENTERTAINMENT CORPORATION

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$76.1	$4,724.9	$2,323.3	$—	$7,124.3
Food and beverage	—	17.3	842.3	619.7	—	1,479.3
Rooms	—	17.2	601.5	450.2	—	1,068.9
Management fees	—	8.5	60.2	1.2	(13.3)	56.6
Other	—	42.6	373.2	317.8	(141.2)	592.4
Less: casino promotional allowances	—	(22.6)	(891.6)	(499.9)	—	(1,414.1)

Net revenues	—	139.1	5,710.5	3,212.3	(154.5)	8,907.4

Operating expenses
Direct
Casino	—	45.9	2,575.6	1,304.0	—	3,925.5
Food and beverage	—	9.5	314.8	271.7	—	596.0
Rooms	—	1.8	111.6	100.1	—	213.5
Property general, administrative and other	—	40.3	1,326.8	770.0	(118.3)	2,018.8
Depreciation and amortization	—	8.3	449.5	226.1	—	683.9
Project opening costs	—	—	2.4	1.2	—	3.6
Write-downs, reserves and recoveries	—	(18.8)	96.7	30.0	—	107.9
Impairment of intangible assets	—	—	1,147.9	490.1	—	1,638.0
(Income)/losses on interests in non-consolidated affiliates	(854.4)	598.1	(49.0)	3.9	303.6	2.2
Corporate expense	40.1	91.5	19.1	36.2	(36.2)	150.7
Acquisition and integration costs	—	0.3	—	—	—	0.3
Amortization of intangible assets	—	0.7	112.4	61.7	—	174.8

Total operating expenses	(814.3)	777.6	6,107.8	3,295.0	149.1	9,515.2

Income/(loss) from operations	814.3	(638.5)	(397.3)	(82.7)	(303.6)	(607.8)
Interest expense, net of interest capitalized	(1.8)	(1,660.4)	(152.3)	(363.2)	285.2	(1,892.5)
Gains on early extinguishments of debt	—	3,929.6	—	1,035.9	—	4,965.5
Other income, including interest income	0.5	96.5	109.8	111.4	(285.2)	33.0

Income/(loss) before income taxes	813.0	1,727.2	(439.8)	701.4	(303.6)	2,498.2
Benefit/(provision) for income taxes	14.6	(1,052.5)	(203.7)	(410.2)	—	(1,651.8)

Net income/(loss)	827.6	674.7	(643.5)	291.2	(303.6)	846.4
Less: net income attributable to non-controlling interest	—	—	—	(18.8)	—	(18.8)

Net income/(loss) attributable to Caesars Entertainment Corporation	$827.6	$674.7	$(643.5)	$272.4	$(303.6)	$827.6

CAESARS ENTERTAINMENT CORPORATION

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH DECEMBER 31, 2008

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$87.7	$4,963.3	$2,425.9	$—	$7,476.9
Food and beverage	—	20.2	868.8	641.2	—	1,530.2
Rooms	—	18.4	648.6	507.5	—	1,174.5
Management fees	—	8.0	62.1	(0.1)	(10.9)	59.1
Other	—	41.1	415.7	288.5	(120.5)	624.8
Less: casino promotional allowances	—	(24.9)	(973.6)	(500.1)	—	(1,498.6)

Net revenues	—	150.5	5,984.9	3,362.9	(131.4)	9,366.9

Operating expenses
Direct
Casino	—	54.1	2,696.7	1,352.0	—	4,102.8
Food and beverage	—	10.7	334.4	294.4	—	639.5
Rooms	—	1.9	122.3	112.5	—	236.7
Property general, administrative and other	—	57.0	1,410.3	775.1	(99.4)	2,143.0
Depreciation and amortization	—	7.2	432.4	187.3	—	626.9
Project opening costs	—	—	22.5	6.4	—	28.9
Write-downs, reserves and recoveries	9.0	42.4	3,399.0	2,055.3	0.1	5,505.8
Losses/(income) on interests in non-consolidated affiliates	5,072.1	3,006.3	(107.5)	1.2	(7,970.0)	2.1
Corporate expense	31.0	80.6	23.1	29.2	(32.1)	131.8
Acquisition and integration costs	—	24.0	—	—	—	24.0
Amortization of intangible assets	—	0.6	105.2	57.1	—	162.9

Total operating expenses	5,112.1	3,284.8	8,438.4	4,870.5	(8,101.4)	13,604.4

(Loss)/income from operations	(5,112.1)	(3,134.3)	(2,453.5)	(1,507.6)	7,970.0	(4,237.5)
Interest expense, net of interest capitalized	—	(1,673.7)	(187.5)	(520.7)	307.0	(2,074.9)
Gains on early extinguishments of debt	—	742.1	—	—	—	742.1
Other income, including interest income	4.9	117.5	119.0	100.8	(307.0)	35.2

(Loss)/income from continuing operations before income taxes	(5,107.2)	(3,948.4)	(2,522.0)	(1,927.5)	7,970.0	(5,535.1)
Benefit/(provision) for income taxes	10.9	315.0	40.1	(5.6)	—	360.4

(Loss)/income from continuing operations, net of tax	(5,096.3)	(3,633.4)	(2,481.9)	(1,933.1)	7,970.0	(5,174.7)

Discontinued operations
Income from discontinued operations	—	—	141.5	—	—	141.5
Provision for income taxes	—	—	(51.1)	—	—	(51.1)

Income from discontinued operations, net	—	—	90.4	—	—	90.4

Net (loss)/income	(5,096.3)	(3,633.4)	(2,391.5)	(1,933.1)	7,970.0	(5,084.3)
Less: net income attributable to non-controlling interest	—	—	—	(12.0)	—	(12.0)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(5,096.3)	$(3,633.4)	$(2,391.5)	$(1,945.1)	$7,970.0	$(5,096.3)

CAESARS ENTERTAINMENT CORPORATION

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$5.7	$400.5	$208.4	$—	$614.6
Food and beverage	—	1.5	65.7	51.2	—	118.4
Rooms	—	1.3	52.7	42.4	—	96.4
Management fees	—	0.7	6.0	0.1	(1.8)	5.0
Other	—	0.7	26.3	22.0	(6.3)	42.7
Less: casino promotional allowances	—	(1.5)	(76.9)	(38.6)	—	(117.0)

Net revenues	—	8.4	474.3	285.5	(8.1)	760.1

Operating expenses
Direct
Casino	—	4.1	217.8	118.7	—	340.6
Food and beverage	—	1.0	26.0	23.5	—	50.5
Rooms	—	0.2	10.0	9.4	—	19.6
Property general, administrative and other	—	5.6	112.7	68.0	(8.1)	178.2
Depreciation and amortization	—	1.1	41.9	20.5	—	63.5
Project opening costs	—	—	(0.2)	0.9	—	0.7
Write-downs, reserves and recoveries	—	0.6	(0.4)	4.5	—	4.7
Losses/(income) on interests in non-consolidated affiliates	102.3	(1.3)	1.6	(0.2)	(102.9)	(0.5)
Corporate expense	—	7.9	0.6	—	—	8.5
Acquisition and integration costs	—	125.6	—	—	—	125.6
Amortization of intangible assets	—	—	5.2	0.3	—	5.5

Total operating expenses	102.3	144.8	415.2	245.6	(111.0)	796.9

(Loss)/income from operations	(102.3)	(136.4)	59.1	39.9	102.9	(36.8)
Interest expense, net of interest capitalized	—	(89.3)	(7.1)	(27.3)	34.0	(89.7)
Other income, including interest income	—	12.6	9.8	12.7	(34.0)	1.1

(Loss)/income from continuing operations before income taxes	(102.3)	(213.1)	61.8	25.3	102.9	(125.4)
Benefit/(provision) for income taxes	1.4	56.3	(18.9)	(12.8)	—	26.0

(Loss)/income from continuing operations, net of tax	(100.9)	(156.8)	42.9	12.5	102.9	(99.4)

Discontinued operations
Income from discontinued operations	—	—	0.1	—	—	0.1
Provision for income taxes	—	—	—	—	—	—

Income from discontinued operations, net	—	—	0.1	—	—	0.1

Net (loss)/income	(100.9)	(156.8)	43.0	12.5	102.9	(99.3)
Less: net income attributable to non-controlling interests	—	—	—	(1.6)	—	(1.6)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(100.9)	$(156.8)	$43.0	$10.9	$102.9	$(100.9)

CAESARS ENTERTAINMENT CORPORATION

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$753.9	$(516.6)	$59.6	$(126.1)	$—	$170.8

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(5.3)	(93.8)	(61.6)	—	(160.7)
Investments in subsidiaries	—	—	(2.1)	(42.5)	—	(44.6)
Payment made for partnership interest	—	—	—	(19.5)	—	(19.5)
Payment made for Pennsylvania gaming rights	—	—	—	(16.5)	—	(16.5)
Cash acquired in business acquisitions, net of transaction costs	—	(18.8)	—	32.8	—	14.0
Investments in and advances to non-consolidated affiliates	—	—	(64.0)	—	—	(64.0)
Proceeds from other asset sales	—	—	21.8	551.3	(551.3)	21.8
Other	—	—	(13.2)	(5.2)	—	(18.4)

Cash flows (used in)/provided by investing activities	—	(24.1)	(151.3)	438.8	(551.3)	(287.9)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	740.8	—	40.1	551.3	1,332.2
Debt issuance costs	—	(17.8)	—	(46.8)	—	(64.6)
Borrowings under lending agreements	—	1,175.0	—	—	—	1,175.0
Repayments under lending agreements	—	(1,602.0)	—	(23.8)	—	(1,625.8)
Cash paid in connection with early extinguishments of debt	—	(219.9)	—	(149.2)	—	(369.1)
Scheduled debt retirement	—	(198.5)	—	(38.5)	—	(237.0)
Non-controlling interests’ distributions, net of contributions	—	—	—	(10.1)	—	(10.1)
Repurchase of treasury shares	(1.6)	—	—	—	—	(1.6)
Other	—	(2.3)	—	(9.3)	—	(11.6)
Transfers (to)/from affiliates	(739.0)	742.0	4.7	(7.7)	—	—

Cash flows (used in)/provided by financing activities	(740.6)	617.3	4.7	(245.3)	551.3	187.4

Effect of deconsolidation of variable interest entities	—	—	—	(1.4)	—	(1.4)
Net increase/(decrease) in cash and cash equivalents	13.3	76.6	(87.0)	66.0	—	68.9
Cash and cash equivalents, beginning of period	122.7	(15.6)	445.2	365.8	—	918.1

Cash and cash equivalents, end of period	$136.0	$61.0	$358.2	$431.8	$—	$987.0

CAESARS ENTERTAINMENT CORPORATION

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(36.8)	$(1,015.0)	$303.5	$465.4	$503.1	$220.2

Cash flows provided by/(used in) investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	8.6	(431.0)	(42.1)	—	(464.5)
Investments in and advances to non-consolidated affiliates	—	(66.9)	—	(213.7)	213.7	(66.9)
Proceeds from other asset sales	—	20.0	—	—	—	20.0
Other	—	—	—	(11.9)	—	(11.9)

Cash flows (used in)/provided by investing activities	—	(38.3)	(431.0)	(267.7)	213.7	(523.3)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	2,043.5	—	216.1	—	2,259.6
Debt issuance costs	—	(70.5)	—	(5.9)	—	(76.4)
Borrowings under lending agreements	—	3,076.6	—	—	—	3,076.6
Repayments under lending agreements	—	(3,535.1)	—	—	—	(3,535.1)
Cash paid in connection with early extinguishments of debt	—	(544.9)	—	(244.9)	(213.7)	(1,003.5)
Scheduled debt retirement	—	(39.0)	—	(6.5)	—	(45.5)
Purchase of additional interest in subsidiary	—	—	(83.7)	—	—	(83.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(17.2)	—	(17.2)
Repurchase of treasury shares	(3.0)	—	—	—	—	(3.0)
Other	—	—	(1.1)	—	—	(1.1)
Transfers from/(to) affiliates	162.4	100.0	339.2	(98.5)	(503.1)	—

Cash flows provided by/(used in) financing activities	159.4	1,030.6	254.4	(156.9)	(716.8)	570.7

Net increase/(decrease) in cash and cash equivalents	122.6	(22.7)	126.9	40.8	—	267.6
Cash and cash equivalents, beginning of period	0.1	7.1	318.3	325.0	—	650.5

Cash and cash equivalents, end of period	$122.7	$(15.6)	$445.2	$365.8	$—	$918.1

CAESARS ENTERTAINMENT CORPORATION

(SUCCESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 28, 2008 THROUGH DECEMBER 31, 2008

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$106.6	$(911.5)	$1,757.7	$(430.7)	$—	$522.1

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(27.8)	(945.5)	(208.1)	—	(1,181.4)
Insurance proceeds for hurricane losses from asset recovery	—	—	181.4	—	—	181.4
Payment for Acquisition	(17,490.2)	—	—	—	—	(17,490.2)
Investments in and advances to non-consolidated affiliates	—	—	—	(5.9)	—	(5.9)
Proceeds from other asset sales	—	0.1	4.7	0.3	—	5.1
Other	—	—	(17.4)	(5.8)	—	(23.2)

Cash flows used in investing activities	(17,490.2)	(27.7)	(776.8)	(219.5)	—	(18,514.2)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	15,024.9	—	6,500.0	—	21,524.9
Debt issuance costs	—	(474.4)	—	(170.1)	—	(644.5)
Borrowings under lending agreements	—	433.0	—	—	—	433.0
Repayments under lending agreements	—	(6,750.2)	—	(10.3)	—	(6,760.5)
Cash paid in connection with early extinguishments of debt	—	(2,167.4)	—	—	—	(2,167.4)
Scheduled debt retirement	—	—	—	(6.5)	—	(6.5)
Equity contribution from buyout	6,007.0	—	—	—	—	6,007.0
Payment to bondholders for debt exchange	—	(289.0)	—	—	—	(289.0)
Non-controlling interests’ distributions, net of contributions	—	—	—	(14.6)	—	(14.6)
Excess tax provision from stock equity plans	(50.5)	—	—	—	—	(50.5)
Repurchase of treasury shares	(3.6)	—	—	—	—	(3.6)
Other	3.6	(3.4)	(1.3)	(0.2)	—	(1.3)
Transfers from/(to) affiliates	11,424.9	(4,837.7)	(929.0)	(5,658.2)	—	—

Cash flows provided by/(used in) financing activities	17,381.4	935.8	(930.3)	640.1	—	18,027.0

Cash flows provided by discontinued operations
Cash flows provided by operating activities	—	—	4.7	—	—	4.7

Cash flows provided by discontinued operations	—	—	4.7	—	—	4.7

Net (decrease)/increase in cash and cash equivalents	(2.2)	(3.4)	55.3	(10.1)	—	39.6
Cash and cash equivalents, beginning of period	2.3	10.5	263.0	335.1	—	610.9

Cash and cash equivalents, end of period	$0.1	$7.1	$318.3	$325.0	$—	$650.5

CAESARS ENTERTAINMENT CORPORATION

(PREDECESSOR ENTITY)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

JANUARY 1, 2008 THROUGH JANUARY 27, 2008

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$43.9	$(106.4)	$(25.3)	$95.0	$—	$7.2

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(1.4)	(66.3)	(57.9)	—	(125.6)
Payments for businesses acquired, net of cash acquired	—	—	—	0.1	—	0.1
Proceeds from other asset sales	—	—	0.1	3.0	—	3.1
Other	—	—	(1.2)	(0.5)	—	(1.7)

Cash flows used in investing activities	—	(1.4)	(67.4)	(55.3)	—	(124.1)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Borrowings under lender agreements	—	11,316.3	—	—	—	11,316.3
Repayments under lending agreements	—	(11,288.6)	—	(0.2)	—	(11,288.8)
Cash paid in connection with early extinguishments of debt	—	—	(87.7)	—	—	(87.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(1.6)	—	(1.6)
Proceeds from exercises of stock options	2.4	—	—	—	—	2.4
Excess tax benefit from stock equity plans	77.5	—	—	—	—	77.5
Other	—	—	(0.7)	(0.1)	—	(0.8)
Transfers (to)/from affiliates	(121.5)	75.4	90.5	(44.4)	—	—

Cash flows (used in)/provided by financing activities	(41.6)	103.1	2.1	(46.3)	—	17.3

Cash flows provided by discontinued operations
Cash flows provided by operating activities	—	—	0.5	—	—	0.5

Cash flows provided by discontinued operations	—	—	0.5	—	—	0.5

Net increase/(decrease) in cash and cash equivalents	2.3	(4.7)	(90.1)	(6.6)	—	(99.1)
Cash and cash equivalents, beginning of period	—	15.2	353.1	341.7	—	710.0

Cash and cash equivalents, end of period	$2.3	$10.5	$263.0	$335.1	$—	$610.9

Note 24—Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2010
Revenues	$2,188.4	$2,220.7	$2,288.5	$2,121.0	$8,818.6
Income/(loss) from operations(a)	225.8	(0.3)	175.7	131.1	532.3
Net loss	(193.6)	(272.5)	(163.2)	(194.0)	(823.3)
Net loss attributable to Caesars Entertainment Corporation	(195.6)	(274.0)	(164.8)	(196.7)	(831.1)
2009
Revenues	2,254.7	2,271.4	2,282.2	2,099.1	8,907.4
Income/(loss) from operations(a)	285.4	6.3	(1,050.2)	150.7	(607.8)
Net (loss)/income(b)	(127.4)	2,296.8	(1,621.0)	298.3	846.4
Net (loss)/income attributable to Caesars Entertainment Corporation	(132.7)	2,289.0	(1,624.3)	295.6	827.6

(a)	Income/(loss) from operations includes the following items on a pre-tax basis:

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2010
Impairment of intangible assets	$—	$100.0	$44.0	$49.0	$193.0
Write-downs, reserves and recoveries	12.5	95.1	28.7	11.3	147.6
2009
Impairment of intangible assets	—	297.1	1,328.6	12.3	1,638.0
Write-downs, reserves and recoveries	27.4	26.9	24.3	29.3	107.9

(b)	The sum of the quarterly amounts do not necessarily equal the annual amount reported, as quarterly amounts are computed independently for each quarter and for the full year. The difference is rounding.

Note 25—Earnings Per Share

The following table reconciles net (loss)/income attributable to Caesars Entertainment Corporation to (loss)/income available to common stockholders used in our calculation of basic earnings per share and to net (loss)/income available to common stockholders used in our calculation of diluted earnings per share. It also reconciles the weighted-average number of common and common equivalent share used in the calculations of basic and diluted earnings per share.

	Successor			Predecessor
(In millions, except share and per share amounts)	Year ended Dec. 31, 2010	Year ended Dec. 31, 2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
Net (loss)/income attributable to Caesar’s Entertainment Corporation	$(831.1)	$827.6	$(5,096.3)	$(100.9)
Preferred stock dividends	—	(354.8)	(297.8)	—

Net (loss)/income available to common stockholders used to calculate basic earnings per share	(831.1)	472.8	(5,394.1)	(100.9)
Effect of dilutive securities on (loss)/income available to common stockholders	—	354.8	—	—

Net (loss)/income available to common stockholders used to calculate diluted earnings per share	$(831.1)	$827.6	$(5,394.1)	$(100.9)

Weighted-average common shares outstanding used in the calculation of basic earnings per share	57,016,007	40,684,515	40,749,898	188,122,643
Potential dilution from stock options and warrants	—	33,063	—	—
Potential dilution from convertible preferred shares	—	79,507,717	—	—

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	57,016,007	120,225,295	40,749,898	188,122,643

Antidilutive stock options, warrants, restricted stock, SARs, convertible debt and convertible preferred shares excluded from the calculation of diluted earnings per share	18,184,555	3,008,504	33,605,549	4,469,335

Earnings per share on net (loss)/income—basic	$(14.58)	$11.62	$(132.37)	$(0.54)

Earnings per share on net (loss)/income—diluted	$(14.58)	$6.88	$(132.37)	$(0.54)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

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

ITEM 9B.	Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caesars Entertainment Corporation

Las Vegas, Nevada

We have audited the internal control over financial reporting of Caesars Entertainment Corporation and subsidiaries (formerly known as Harrah’s Entertainment, Inc.) (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2010. Our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 4, 2011

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following tables list the Directors and Executive Officers of the Company as of February 28, 2011. Anthony Civale resigned from our Board of Directors effective November 19, 2010. In order to fill the vacancy created by Mr. Civale’s resignation, David Sambur was appointed to serve as a director. Also effective November 19, 2010, Jinlong Wang was appointed to serve as a director of Caesars Entertainment in order to fill the vacancy created by the increase in the number of directors from eleven to twelve. Because of our status as a privately-held company, we do not currently hold shareholder meetings nor do we have a policy or procedures with respect to stockholder recommendations for nominees to the Board of Directors. In addition, we do not currently have a policy with respect to the consideration of diversity in identifying director nominees.

Name and Age	Principal Occupations or Employment
Jeffrey Benjamin (49)	Mr. Benjamin became a member of our board of directors in January 2008 upon consummation of the Acquisition. He has nearly 25 years of experience in the investment industry and has extensive experience serving on the boards of directors of other public and private companies, including Mandalay Resort Group, another gaming company. He has been senior advisor to Cyrus Capital Partners since June 2008 and serves as a consultant to Apollo Global Management, LLC with respect to investments in the gaming industry. He was senior advisor to Apollo Global Management, LLC from 2002 to 2008. He holds a bachelors degree from Tufts University and a masters degree from the Massachusetts Institute of Technology Sloan School of Management. He has previously served on the boards of directors of Goodman Global Holdings, Inc., Dade Behring Holdings, Inc., Chiquita Brands International, Inc., McLeod USA, Mandalay Resort Group and Virgin Media Inc. Mr. Benjamin also currently serves on the boards of directors of Spectrum Group International, Inc., and Exco Resources, Inc.

David Bonderman (68)	Mr. Bonderman became a member of our board of directors in January 2008 upon consummation of the Acquisition. Mr. Bonderman is a founding partner of TPG. Prior to forming TPG in 1993, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (now doing business as Keystone Group, L.P.) in Fort Worth, Texas. He holds a bachelors degree from the University of Washington and a law degree from Harvard University. He has previously served on the boards of directors of Gemplus International SA, Burger King Holdings, Inc., Ducati Motor Holding SPA, Korea First Bank, Mobilcom AG, Washington Mutual, Inc., IASIS Healthcare LLC, Burger King Corporation, and Gemalto N.V. Mr. Bonderman also currently serves on the boards of directors of Univision Communications, Inc., Energy Future Holdings Corp., General Motors Company, Armstrong World Industries, Inc., CoStar Group, Inc. and Ryanair Holdings PLC, of which he is Chairman.

Anthony Civale (36)*	Mr. Civale became a member of our board of directors in January 2008 upon consummation of the Acquisition. Mr. Civale has been a partner at Apollo Global Management, LLC since 1999. He has over 13 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree from Middlebury College and he has previously served on the boards of directors of Goodman Global, Inc., Horizon PCS, Inc., Breuners Home Furnishings Corp and Prestige Cruise Holdings, Inc. Mr. Civale currently serves on the board of directors of Berry Plastics Holding Corporation and Youth I.N.C. and is a member of the Board of Trustees of Middlebury College.

Jonathan Coslet (46)	Mr. Coslet became a member of our board of directors in January 2008 upon consummation of the Acquisition. Mr. Coslet is a senior partner of TPG and its Chief Investment Officer. Mr. Coslet has over 20 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree from the University of Pennsylvania Wharton School and an M.B.A. from Harvard University. He has previously served on the boards of directors of Burger King Corporation, J.Crew Group, Inc., Fidelity National Information Services, Inc., Oxford Health Plans, Inc., PPOM, L.P. (now part of Cofinity, an Aetna Company) and Vivra Incorporated. Mr. Coslet also currently serves on the boards of directors of The Neiman Marcus Group, Inc., PETCO Animal Supplies, Inc., Biomet, Inc., Quintiles Transnational Corporation and IASIS Healthcare Corporation.

Name and Age	Principal Occupations or Employment
Kelvin Davis (47)	Mr. Davis became a member of our board of directors in January 2008 upon consummation of the Acquisition. Mr. Davis is a senior partner of TPG and Head of TPG’s North American Buyouts Group, incorporating investments in all non-technology industry sectors. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc, a private international real estate-related investment firm which he co-founded in 1991. He holds a bachelors degree from Stanford University and an M.B.A. from Harvard University. He has previously served on the boards of directors of Aleris International, Inc., Graphic Packaging Holding Company, Kraton Polymers LLC, and Metro-Goldwyn Mayer, Inc. Mr. Davis also currently serves on the boards of directors of Kraton Performance Polymers, Inc., Univision Communications, Inc. and ST Residential, LLC. He is a member of the Company’s Executive and Human Resources Committees.

Karl Peterson (40)	Mr. Peterson became a member of our board of directors in January 2008 upon consummation of the Acquisition. Mr. Peterson is a partner of TPG where he leads the firm’s investment activities in Travel & Leisure and Media & Entertainment. He rejoined TPG Capital in 2004 after serving as President and Chief Executive Officer of Hotwire, Inc. Mr. Peterson led Hotwire, Inc. from inception through its sale to IAC/InterActiveCorp. Before his work at Hotwire, Inc., Mr. Peterson was a principal of TPG in San Francisco and as an investment banker for Goldman Sachs & Co. He holds a bachelors degree from the University of Notre Dame and has previously served on the board of directors of Univision Communications, Inc. Mr. Peterson also currently serves on the boards of directors of Norwegian Cruise Lines and Sabre Holdings Corporation. He is a member of the Company’s Audit and Finance Committees.

Eric Press (45)	Mr. Press became a member of our board of directors in January 2008 upon consummation of the Acquisition. Mr. Press has been a Partner at Apollo Global Management, LLC since 2007 and has been a Partner with other Apollo entities since 1998. Mr. Press has significant experience in making and managing investments for Apollo. He has nearly 20 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree in economics from Harvard University and a law degree from Yale University. He has previously served on the board of directors of Quality Distribution, Inc. AEP Industries, WMC Finance Corp. and Innkeepers USA Trust. Mr. Press also serves on the boards of directors of Prestige Cruise Holdings, Inc., Noranda Aluminum, Affinion Group Holdings, Inc., Metals USA Holdings Corp., Apollo Commercial Real Estate Finance, Inc., Athene, and Verso Paper Corp. He is a member of the Company’s Audit Committee.

Marc Rowan (48)	Mr. Rowan became a member of our board of directors in January 2008 upon consummation of the Acquisition. Mr. Rowan is a founding partner of Apollo Global Management, LLC. He has more than 25 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree from the University of Pennsylvania and an M.B.A. from The Wharton School. He has previously served on the boards of directors of AMC Entertainment, Inc., Culligan Water Technologies, Inc., Furniture Brands International, Mobile Satellite Ventures, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, The Vail Corporation, and Wyndham International, Inc. Mr. Rowan also serves on the boards of directors of the general partner of AAA Guernsey Limited, Athene Re, Countrywide plc and Norwegian Cruise Lines. He is a member of the Company’s Executive, Finance and Human Resources Committees.

Name and Age	Principal Occupations or Employment

David B. Sambur (30)	Mr. Sambur became a member of our board of directors in November 2010. Mr. Sambur joined Apollo in 2004. Mr. Sambur has experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. Prior to joining Apollo, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. Mr. Sambur serves on the board of directors of Verso Paper and Momentive Performance Materials Holdings. Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a BA in Economics.

Lynn C. Swann (58)	Mr. Swann became a member of our board of directors in April 2008. Mr. Swann has served as president of Swann, Inc., a consulting firm specializing in marketing and communications since 1976 and as managing director of Diamond Edge Capital Partners, LLC, a New York-based finance company, since December 2007. Mr. Swann was also a broadcaster for the American Broadcasting Company from 1976 to 2005. He holds a bachelors degree from the University of Southern California. Mr. Swann also serves on the boards of directors of Hershey Entertainment and Resorts Company, H. J. Heinz Company and Transdel Pharmaceuticals. He is a member of the Company’s
162(m) Plan Committee and Human Resources Committee.

Jinlong Wang (53)	Mr. Wang became a member of our board of directors in November 2010. Mr. Wang has served as Senior Vice President—Business Development and Chairman of Starbucks Coffee International Company Limited since June 2009. Mr. Wang has also served as Chairman and Acting President of Starbucks Greater China since March 2010. From October 2005 to June 2009, Mr. Wang served as Senior Vice President of Starbucks Corporation and President of Starbucks Greater China, during which time he was responsible for overseeing Starbucks activities in the greater China market. In January 2003, Mr. Wang became Vice Chairman and President of Shanghai Buddies CVS Co. Ltd., or Buddies, a joint venture in the convenience chain store industry. Prior to his time at Buddies, Mr. Wang held various positions for different divisions of Starbucks, including Vice President—International Business Development, and Vice President and Director of Starbucks Law and Corporate Affairs department. Before joining Starbucks, Mr. Wang was an attorney at Preston Gates & Ellis LLP and Milbank, Tweed, Hadley & McCloy LLP. Mr. Wang is a director of various Starbucks entities and High Growth Investment Group (Hong Kong) Limited. He is a member of the Company’s Audit Committee.

Christopher J. Williams (53)	Mr. Williams became a member of our board of directors in April 2008. Mr. Williams has been Chairman of the Board and Chief Executive Officer of Williams Capital Group, L.P., an investment bank, since 1994, and Chairman of the Board and Chief Executive Officer of Williams Capital Management, LLC, an investment management firm, since 2002. He holds a bachelors degree from Harvard University and an M.B.A. from the Dartmouth College Tuck School of Business. Mr. Williams was a director of Caesars from November 2003 to January 2008, and was a member of the Audit Committee. Mr. Williams also serves of the boards of directors for The Partnership for New York City, the National Association of Securities Professionals, and Wal-Mart Stores, Inc. He is Chairman of the Company’s Audit Committee and is a member of the 162(m) Plan Committee.

*	Resigned in November 2010.

Executive Officers

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years

Gary W. Loveman (50)	Mr. Loveman has been a Director since 2000; Chairman of the Board since January 1, 2005; Chief Executive Officer since January 2003; President since April 2001. He has over 12 years of experience in retail marketing and service management, and he previously served as an associate professor at the Harvard University Graduate School of Business. He holds a bachelors degree from Wesleyan University and a Ph.D. in Economics from the Massachusetts Institute of Technology. Mr. Loveman also serves as a director of Coach, Inc., a designer and marketer of high-quality handbags and women’s and men’s accessories, and FedEx Corporation, a world-wide provider of transportation, e-commerce and business services, each of which are traded on the New York Stock Exchange.

Jonathan S. Halkyard (46)	Mr. Halkyard became our Chief Financial Officer in August 2006 and a Senior Vice President in July 2005. He served as Treasurer from November 2003 through July 2010. He served as a Vice President from November 2002 to July 2005, Assistant General Manager-Harrah’s Las Vegas from May 2002 to November 2002 and Vice President and Assistant General Manager-Harrah’s Lake Tahoe from September 2001 to May 2002.

Timothy R. Donovan (55)	Mr. Donovan became our Senior Vice President and General Counsel in April 2009. He also became our Chief Regulatory and Compliance Officer in January 2011. Prior to joining us, Mr. Donovan served as Executive Vice President, General Counsel and Corporate Secretary of Republic Services, Inc. from December 2008 to March 2009 after a merger with Allied Waste Industries, Inc., where he served in the same capacities from April 2007 to December 2008. Mr. Donovan earlier served as Executive Vice President-Strategy & Business Development and General Counsel of Tenneco, Inc. from July 1999 to March 2007.

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years

Peter E. Murphy(48)*	President—Strategy and Development from October 2009 - January 2011. Served as Chief Executive Officer of Wentworth Capital Management since 2006. He served as Senior Advisor to Apollo Management from August 2006 to July 2008 and as Senior Executive Vice President and Chief Strategic Officer of The Walt Disney Company from August 1988 to January 2007.

Thomas M. Jenkin (56)	Mr. Jenkin became our Western Division President in January 2004. He served as Senior Vice President-Southern Nevada from November 2002 to December 2003 and Senior Vice President and General Manager-Rio from July 2001 to November 2002.

Janis L. Jones (61)	Ms. Jones became our Senior Vice President of Communications and Government Relations in November 1999. Prior to joining Caesars, Ms. Jones served as Mayor of Las Vegas from 1991 to 1999.

Katrina R. Lane (45)	Ms. Lane became our Senior Vice President and Chief Technology Officer in February 2009. She served as our Vice President-Channel Marketing from March 2004 to February 2009.

Donald P. Marrandino (51)	Mr. Marrandino became our Eastern Division President in October 2009. He served as Las Vegas Regional President from September 2005 to September 2009, Northern Nevada Regional President from June 2005 to September 2005, and Senior Vice President and General Manager of Harrah’s Lake Tahoe and Harveys Lake Tahoe from October 2003 to June 2005.

David W. Norton (42)	Mr. Norton became our Senior Vice President and Chief Marketing Officer in January 2008. Prior to that role, Mr. Norton served as our Senior Vice President-Relationship Marketing from January 2003 to January 2008. Prior to becoming a Senior Vice President, Mr. Norton served as Vice President-Loyalty Marketing from October 1998 to January 2003.

John W. R. Payne (42)	Mr. Payne became our Central Division President in January 2007. Before becoming Central Division President, Mr. Payne served as Atlantic City Regional President from January 2006 to December 2006, Gulf Coast Regional President from June 2005 to January 2006, Senior Vice President and General Manager-Harrah’s New Orleans from November 2002 to June 2005 and Senior Vice President and General Manager-Harrah’s Lake Charles from March 2000 to November 2002.

Mary H. Thomas (44)	Ms. Thomas became our Senior Vice President, Human Resources in January 2006. Prior to joining us, Ms. Thomas served as Senior Vice President-Human Resources North America for Allied Domecq Spirits & Wines from October 2000 to December 2005.

*	Not currently employed by the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the past fiscal year, all Section 16(a) filing requirements applicable to our officers and directors were met.

Code of Ethics

Since 2003, we have had a Code of Business Conduct and Ethics, or the Code, that applies to our Chairman, Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer and is intended to qualify as a “code of ethics” as defined by rules of the Securities and Exchange Commission. This Code is designed to deter wrongdoing and to promote:

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

This Code is available on our website at www.caesars.com under “Investor Relations—Corporate Governance.”

Committees of Our Board of Directors

Board Committees

Our Board has five standing committees: an audit committee, a human resources committee, a finance committee, an executive committee and a 162(m) plan committee.

Audit Committee

Prior to January 28, 2008, the Audit Committee was composed of Barbara T. Alexander, Stephen F. Bollenbach, Gary G. Michael and Christopher J. Williams. Each of these individuals had been determined by our Board to be independent and were designated as “audit committee financial experts.” After the closing of the Acquisition, the Audit Committee was reconstituted with two members: Karl Peterson and Eric Press. Christopher J. Williams was appointed to the Audit Committee in April 2008. In December 2010, Mr. Jinlong Wang was appointed to the Committee. In light of our status as a privately-held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our common stock is not registered or traded on any national securities exchange, based upon the listing standards of the NYSE, the national securities exchange upon which our common stock was listed prior to the Acquisition, we do not believe that either of Messrs. Peterson or Press would be considered independent because of their relationships with certain affiliates of the Sponsors and other entities which hold a significant percentage of our outstanding common stock, and other relationships with us.

Human Resources Committee

See “—Executive Compensation—Compensation Discussion and Analysis—Corporate Governance—Our Human Resources Committee.”

162(m) Plan Committee

Our 162(m) Plan Committee consists of Lynn C. Swann and Christopher J. Williams. The 162(m) Plan Committee reviews and approves compensation that is intended to qualify as “performance based compensation” under Section 162(m) of the Internal Revenue Code. For more information about our 162(m) Plan Committee, please see “—Executive Compensation—Compensation Discussion and Analysis—Corporate Governance—Our Human Resources Committee.”

Finance Committee

Our finance committee consists of Karl Peterson and Marc Rowan. The finance committee has been delegated oversight of our financial matters, primarily relating to indebtedness and financing transactions.

Executive Committee

Our executive committee consists of Gary Loveman, as chairperson, Kelvin Davis and Marc Rowan. The executive committee has all the powers of our Board in the management of our business and affairs, including without limitation, the establishment of additional committees or subcommittees of our Board and the delegation of authority to such committees and subcommittees, and may act on behalf of our Board to the fullest extent permitted under Delaware law and our organizational documents. The executive committee serves at the pleasure of our Board and may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee. This committee and any requirements or voting mechanics or participants may continue or be changed once Apollo and TPG no longer own a controlling interest in us.

Board Leadership Structure and Risk Oversight

Our Board’s leadership structure combines the positions of chief executive officer and chairman of the board. We believe this leadership structure is appropriate due, in part, to our Sponsors control of our common stock and our Board. The Board has not designated a lead independent director.

The board exercises its role in the oversight of risk as a whole and through the Audit Committee. The Audit Committee receives regular reports from the Company’s risk management and compliance departments.

ITEM 11.	Executive Compensation.

Compensation Discussion and Analysis

Corporate Governance

Our Human Resources Committee. The Human Resources Committee (the “HRC”) serves as the Company’s compensation committee with the specific purpose of designing, approving, and evaluating the administration of the Company’s compensation plans, policies, and programs. The HRC ensures that compensation programs are designed to encourage high performance, promote accountability and align employee interests with the interests of the Company’s stockholders. The HRC is also charged with reviewing and approving the compensation of the Chief Executive Officer and our other senior executives, including all of the named executive officers. The HRC operates under the Caesars Entertainment Corporation Human Resources Committee Charter. The HRC Charter was last updated on April 15, 2008, and it is reviewed no less than once per year with any recommended changes presented to the Board of Directors of the Company (the “Board”) for approval.

The HRC consists of Kelvin Davis, Marc Rowan and Lynn Swann. Mr. Swann was appointed in December 2010. The qualifications of the Committee members stem from roles as corporate leaders, private investors, and board members of several large corporations. Their knowledge, intelligence, and experience in company operations, financial analytics, business operations, and understanding of human capital management enables the members to carry out the objectives of the HRC.

In fulfilling its responsibilities, the HRC shall be entitled to delegate any or all of its responsibilities to a subcommittee of the HRC or to specified executives of the Company, except that it shall not delegate its responsibilities for any matters where it has determined such compensation is intended to comply with the exemptions under Section 16(b) of the Securities Exchange Act of 1934.

In February 2009, the Board of Directors formed the 162(m) Plan Committee comprised of two members: Lynn C. Swann and Christopher J. Williams. The purpose of the 162(m) Plan Committee is to administer the Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan.

HRC Consultant Relationships. The HRC has the authority to engage services of independent legal counsel, consultants and subject matter experts in order to analyze, review, recommend and approve actions with regard to Board compensation, executive officer compensation, or general compensation and plan provisions. The Company provides for appropriate funding for any such services commissioned by the Committee. These consultants are used by the HRC for purposes of executive compensation review, analysis, and recommendations. The HRC has engaged and expects to continue to engage external consultants for the purposes of determining Chief Executive Officer and other senior executive compensation. No executive compensation consultants were engaged by the Board in 2010.

2010 HRC Activity

During four meetings in 2010, as delineated in the Human Resources Committee Charter and as outlined below, the HRC performed various tasks in accordance with their assigned duties and responsibilities, including:

•

Chief Executive Officer Compensation: reviewed and approved corporate goals and objectives relating to the compensation of the Chief Executive Officer, evaluated the performance of the Chief Executive Officer in light of these approved corporate goals and objectives and established the equity compensation and annual bonus of the Chief Executive Officer based on such evaluation.

•

Other Senior Executive Compensation: set base compensation, annual bonus (other than those executives that receive bonuses under the 2009 Senior Executive Incentive Plan) and equity compensation for all senior executives, which included an analysis relative to our competition peer group.

•

Executive Compensation Plans: reviewed status of various executive compensation plans, programs and incentives, including the Annual Management Bonus Plan, the Company’s various deferred compensation plans and the Company’s various equity plans, and implemented a new bonus plan, the Revenue Growth Incentive Plan.

•	Employee Benefit Plans: approved the 2010 Restatement of the Savings and Retirement Plan.

•	Committee Charter: reviewed the Human Resources Committee Charter.

Role of Human Resources Committee. The Company does not have a publicly traded common stock and therefore does not conduct shareholder meetings nor does it hold votes on executive compensation for named executive officers. The Company’s HRC has sole authority in setting the material compensation of the Company’s senior executives, including base pay, incentive pay (other than those executives that receive bonuses under the 2009 Senior Executive Incentive Plan) and equity awards. The HRC receives information and input from senior executives of the Company and outside consultants (as described below) to help establish these material compensation determinations, but the HRC is the final arbiter on these decisions.

Role of company executives in establishing compensation. When determining the pay levels for the Chief Executive Officer and our other senior executives, the HRC solicits advice and counsel from internal as well as external resources. Internal Company resources include the Chief Executive Officer, Senior Vice President of Human Resources and Vice President of Compensation, Benefits and Human Resource Systems and Services. The Senior Vice President of Human Resources is responsible for developing and implementing the Company’s business plans and strategies for all company-wide human resource functions, as well as day-to-day human resources operations. The Vice President of Compensation, Benefits and Human Resource Systems and Services is responsible for the design, execution, and daily administration of the Company’s compensation, benefits, and human resources shared-services operations. Both of these Human Resources executives attend the HRC meetings, at the request of the HRC, and act as a source of informational resources and serve in an advisory capacity. The Corporate Secretary is also in attendance at each of the HRC meetings and oversees the legal aspects of the Company’s executive compensation and benefit plans, updates the HRC regarding changes in laws and regulations affecting the Company’s compensation policies, and records the minutes of each HRC meeting. The Chief Executive Officer also attends HRC meetings.

In 2010, the HRC communicated directly with the Chief Executive Officer and top Human Resources executives in order to obtain external market data, industry data, internal pay information, individual and Company performance results, and updates on regulatory issues. The HRC also delegated specific tasks to the Human Resources executives in order to facilitate the decision making process and to assist in the finalization of meeting agendas, documentation, and compensation data for HRC review and approval.

The Chief Executive Officer annually reviews the performance of our senior executives and, based on these reviews, recommends to the HRC compensation for all senior executives, other than his own compensation. The HRC, however, has the discretion to modify the recommendations and makes the final decisions regarding material compensation to senior executives, including base pay, incentive pay (other than those executives that receive bonuses under the 2009 Senior Executive Incentive Plan), and equity awards.

Role of outside consultants in establishing compensation. The Company’s internal Human Resources executives regularly engage outside consultants related to the Company’s compensation policies. Standing consulting relationships are held with several global consulting firms specializing in executive compensation, human capital management, and board of director pay practices. During 2010, the services engaged for the HRC as set forth below:

1. Towers Watson provided us with advice regarding our equity compensation plan and other long term incentives within the Company’s Long Term Incentive (LTI) program. Towers Watson also provided advice in developing an equity compensation plan for our proposed public offering of common stock. Towers Watson also provided external benchmarking data to compare against current compensation policies.

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

The consultants provided the information described above to the Company’s compensation and benefits departments to help formulate information that is then provided to the HRC. The consultants did not interact with each other in 2010, as they each work on discrete areas of compensation. The Company engaged Mercer Human Resources Consulting to perform consulting services for the Company regarding its 401(k) Plan and its Executive Deferred Compensation Plans. The fees for these services for 2010 were approximately $429,000 for the 401(k) Plan and approximately $64,000 for the Executive Deferred Compensation Plans.

Objectives of Compensation Programs

The Company’s executive compensation program is designed to achieve the following objectives:

•	Align our rewards strategy with our business objectives, including enhancing stockholder value and customer satisfaction;

•	Support a culture of strong performance by rewarding employees for results;

•	Attract, retain and motivate talented and experienced executives; and

•	Foster a shared commitment among our senior executives by aligning the Company’s and their individual goals.

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

Executive compensation programs reward our executives for their contributions in achieving the Company’s mission of providing outstanding customer service and attaining strong financial results, as discussed in more detail below. The Company’s executive compensation policy is designed to attract and retain high caliber executives and motivate them to superior performance for the benefit of the Company’s stockholders.

Various Company policies are in place to shape our executive pay plans, including:

•	Salaries are linked to competitive factors, internal equity, and can be increased as a result of successful job performance;

•	Our annual bonus programs are competitively based and provide incentive compensation based on our financial performance and customer service scores;

•	Long-term incentives are tied to enhancing stockholder value and to our financial performance; and

•	Qualifying compensation paid to senior executives is designed to maximize tax deductibility, where possible.

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

In 2008, as a result of the Acquisition and no public market for our common stock, the HRC changed our long-term compensation philosophy by awarding “megagrant” equity awards in lieu of our historical practice of annual equity grants. However, the HRC continues to review our equity awards, especially in light of the severe economic downturn experienced the last several years.

Compensation Program Design

The executive compensation program is designed with our executive compensation objectives in mind and is comprised of fixed and variable pay plans, cash and non-cash plans, and short and long-term payment structures in order to recognize and reward executives for their contributions to the Company today and in the future.

The table below reflects our short-term and long-term executive compensation programs during 2010:

Short-term	Long-term
Fixed and Variable Pay	Variable Pay
Base Salary	Equity Awards
Annual Management Bonus Plan	Executive Supplemental Savings Plan II
2009 Senior Executive Incentive Plan	Revenue Growth Incentive Plan

The Company periodically assesses and evaluates the internal and external competitiveness for all components of the executive compensation program. Internally, we look at critical and key positions that are directly linked to the profitability and viability of the Company. We ensure that the appropriate hierarchy of jobs is in place with appropriate ratios of Chief Executive Officer compensation to other senior executive compensation. We believe the appropriate ratio of Chief Executive Officer compensation compared to other senior executives ranges from 2:1 on the low end to 6:1 on the high end. These ratios are merely a reference point for the HRC in setting the compensation of our Chief Executive Officer, and were set after reviewing the job responsibilities of our Chief Executive Officer versus other senior executives and market practice. Internal equity is based on qualitative job evaluation methods, span of control, required skills and abilities, and long-term career growth opportunities. Externally, benchmarks are used to provide guidance and to ensure that our ability to attract, retain and recruit talented senior executives is intact. Due to the highly competitive nature of the gaming industry as well as the competitiveness across industries for talented senior executives, it is important for our compensation programs to provide us the ability to internally develop executive talent, as well as recruit highly qualified senior executives.

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

In 2009, the Company’s Human Resources department conducted a review of compensation practices of competitors in the gaming industry and the Human Resources department continued to review and update the analysis in 2010. The review covered a range of senior roles and competitive practices. As a result of this review, the HRC believes that the current compensation program adequately compensates and provides incentive to our executives. The companies comprising our peer group for the 2009 review and 2010 update were:

•	Ameristar Casinos, Inc.

•	Boyd Gaming Corporation

•	Isle of Capri Casinos

•	Las Vegas Sands Corp.

•	MGM Resorts International

•	Penn National Gaming, Inc.

•	Station Casinos, Inc.

•	Trump Entertainment Resorts

•	Wynn Resorts, Limited

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

For senior executives, the most significant compensation plans that are directly affected by the attainment of performance goals are the Annual Management Bonus Plan and Senior Executive Incentive Plan. The bonus plan performance criteria, target percentages, and plan awards under the Annual Management Bonus Plan for the bonus payments for fiscal 2010 (paid in 2011) were set in February 2010; however, the HRC continued its past practice of periodically reviewing performance criteria against plan. In July 2010, the adjusted EBITDA target component for the Annual Management Bonus Plan was reset. The bonus plan performance criteria, target percentages, and plan awards under the Senior Executive Incentive Plan were set in February 2010. The financial measurements used to determine the bonus under the Annual Management Bonus Plan are adjusted EBITDA and corporate expense. The non-financial measurement used to determine plan payments is customer satisfaction. The financial measure for the Senior Executive Incentive Plan is EBITDA, as more fully described below.

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

Elements of Compensation

Elements of Active Employment Compensation and Benefits

The total direct compensation mix for each Named Executive Officer (“NEO”) varies. For our Chief Executive Officer, the allocation for 2010 was 39% for base salary and 61% for annual bonus. For the other NEO’s in 2010, the average allocation was 66% for base salary and 34% for annual bonus. Each compensation element is considered individually and as a component within the total compensation package. In reviewing each element of our senior executives’ compensation, the HRC reviews peer data, internal and external benchmarks, the performance of the Company over the past 12 months (as compared to the Company’s internal plan as well as compared to other gaming companies) and the executive’s individual performance. Prior compensation and wealth accumulation is considered when making decisions regarding current and future compensation; however, it has not been a decision point used to cap a particular compensation element.

Base Salary

Salaries are reviewed each year and increases, if any, are based primarily on an executive’s accomplishment of various performance objectives and salaries of executives holding similar positions within the peer group, or within our Company. Adjustments in base salary may be attributed to one of the following:

•

Merit: increases in base salary as a reward for meeting or exceeding objectives during a review period. The size of the increase is directly tied to predefined and weighted objectives (qualitative and quantitative) set forth at the onset of the review period. The greater the achievement in comparison to the goals, generally, the greater the increase. Merit increases can sometimes be distributed as lump-sum bonuses rather than increasing base salary.

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

Our Chief Executive Officer did not receive an increase in base salary in 2010 due to the general economic environment. In February 2009, the Company implemented a 5% reduction in base salary for management employees, including the NEO’s. Effective January 1, 2010, the 5% base salary reduction was revoked for management employees, with the exception of members of senior management, including the NEO’s. In July 2010, the HRC retracted the 5% salary reduction in place for members of our senior management, including the NEO’s, with the exception of our Chief Executive Officer.

Senior Executive Incentive Plan

In December 2008, the Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan was approved by the HRC and our sole voting stockholder, to be effective January 1, 2009. The awards granted pursuant to the Senior Executive Incentive Plan are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Eligibility to participate in the Senior Executive Incentive Plan is limited to senior executives of Caesars and its subsidiaries who are or at some future date may be, subject to Section 16 of the Securities Exchange Act of 1934, as amended. The 162(m) Plan Committee selected the Senior Executive, Incentive Plan participants for 2010 in March 2010. The Senior Executive Incentive Plan’s performance goals are based upon Caesars EBITDA. The 162(m) Plan Committee set criteria of 0.5% of EBITDA for 2010 in March 2010. Subject to the foregoing and to the maximum award limitations, no awards will be paid for any period unless Caesars achieves positive EBITDA.

The 162(m) Plan Committee has determined that Messrs. Loveman and Halkyard and other executive officers will participate in the Senior Executive Incentive Plan for the year 2011. As noted above, the 162(m) Plan Committee has authority to reduce bonuses earned under the Senior Executive Incentive Plan and also has authority to approve bonuses outside of the Senior Executive Incentive Plan to reward executives for special personal achievement.

The 162(m) Plan Committee has discretion to decrease bonuses under the Senior Executive Incentive Plan and it has been the 162(m) Plan Committee’s practice to decrease the bonuses by reference to the achieved performance goals and bonus formulas used under the Annual Management Bonus Plan discussed below. Senior Executive Incentive Plan bonuses were awarded to our NEO’s in 2011 for 2010 performance under the Senior Executive Incentive Plan. See Summary Compensation Table.

Annual Management Bonus Plan

The Annual Management Bonus Plan (the “Bonus Plan”) provides the opportunity for the Company’s senior executives and other participants to earn an annual bonus payment based on meeting corporate financial and non-financial goals. These goals are set at the beginning of each fiscal year by the HRC. Beginning in 2009 and continuing for 2010, the HRC approved a change to the Bonus Plan that allowed the HRC to revise financial goals on a semi-annual basis if external economic conditions indicated that the original goals did not correctly anticipate movements of the broader economy. Under the Bonus Plan, the goals can pertain to operating income, pre-tax earnings, return on sales, earnings per share, a combination of objectives, or another objective approved by the HRC. For Messrs. Jenkin and Payne, who participated in the Bonus Plan for 2010, the objectives also include EBITDA and customer satisfaction for their respective divisions. The goals may change annually to support the Company’s short or long-term business objectives. For the 2010 plan year, the Bonus Plan’s goal consisted of a combination of EBITDA, corporate expense, and customer satisfaction improvement. Although officers that participated in the Senior Executive Incentive Plan during 2010 do not participate in the Bonus Plan, goals are set for all officers under this plan. The measurement used to gauge the attainment of these goals is called the “corporate score.”

For 2010, financial goals are comprised of these separate measures, representing up to 90 percent of the corporate score.

•

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”): This is a common measure of company performance in the gaming industry and as bases for valuation of gaming companies and, in the case of Adjusted EBITDA, as a measure of compliance with certain debt covenants. Adjusted EBITDA comprised 70% of the corporate score for 2010, and the target was set, after adjustment, at $1,958 million for 2010.

•

Corporate Expense: In the current economic environment, it is important for the Company to match decreased revenues with expenses. Corporate expense comprised 20% of the corporate score for 2010, and the target was set at $444 million for 2010.

Non-financial goals consist of one key measurement: customer satisfaction. We believe we distinguish ourselves from competitors by providing excellent customer service. Supporting our property team members who have daily interaction with our external customers is critical to maintaining and improving guest service. Customer satisfaction is measured by surveys of our loyalty program (Total Rewards) customers taken by a third party. These surveys are taken weekly across a broad spectrum of customers. Customers are asked to rate our casinos performance using a simple A-B-C-D-F rating scale. The survey questions focus on friendly/helpful and wait time in key operating areas, such as beverage service, slot services, Total Rewards, cashier services and hotel operation services. Each of our casino properties work against an annual baseline defined by a composite of their performance in these key operating areas from previous years. Customer satisfaction comprised 10% of the corporate score for 2010, and the target was set at a 3% change from non-A to A scores for 2010.

In February 2010, the HRC determined the thresholds for the corporate score for 2010. Bonus plan payments would not be paid if Adjusted EBITDA was less than 90 percent of target, if corporate expense exceeded 10% or more of target or if there was less than a one percent shift in non-A to A customer satisfaction scores.

After the corporate score has been determined, a bonus matrix approved by the HRC provides for bonus amounts of participating executive officers and other participants that will result in the payment of a specified percentage of the participant’s salary if the target objective is achieved. This percentage of salary is adjusted upward or downward based upon the level of corporate score achievement.

In April 2005, the HRC reviewed a report on executive compensation that it commissioned from the Hay Group. Based on that report, the HRC approved an enhancement to the bonus target percentages for the Chief Executive Officer and other senior executives. This enhancement affects the target bonus percentages by applying a multiplier triggered by a corporate score of 1.1 or greater. The multiplier starts at 121% and caps at 250% for a corporate score of 1.1 and 1.5, respectively.

After the end of the fiscal year, the Chief Executive Officer assesses the Company’s performance against the financial and customer satisfaction targets set by the HRC. Taking into account the Company’s performance against the targets set by the HRC, the Chief Executive Officer will develop and recommend a performance score of 0 to 1.5 to the HRC.

The HRC has the authority under the Annual Management Bonus Plan to adjust any goal or bonus points with respect to executive officers, including no payment under the Bonus Plan. These decisions are subjective and based generally on a review of the circumstances affecting results to determine if any events were unusual or unforeseen.

The 2010 corporate score of 88 was approved by the HRC in January 2011. Divisional Presidents may earn bonuses based on the performance of the properties in their divisions — see Summary Compensation Table.

In February 2011, the HRC approved a change to the Bonus Plan to include a cross market play component for non-corporate employees, including Messrs. Jenkin and Payne.

In February 2011, the HRC approved raising the corporate score ceiling from a maximum of 150 points at 110% of EBITDA plan performance to 200 points at 120% of EBITDA plan performance. This change was made to reward management (including the NEOs) increased bonuses for an extraordinary performance against plan. As a result of the change, management (including the NEOs) could receive a maximum of up to 3 times their target bonus percentage of annual salary if maximum points are achieved under the Bonus Plan.

Cross Market Bonus Plan

In February 2011, the HRC approved a new incentive plan for all management (including the NEO’s) designed to promote cooperation between our properties to increase customer visitation across the Company’s properties. The Cross Market Bonus Plan is intended as a supplement to the Bonus Plan for 2011, and is applicable only to employees who do not earn a bonus under the Bonus Plan. Each of the Company’s properties has a cross market target equivalent to the cross market target component of the Bonus Plan applicable to non-corporate employees, including Messrs. Jenkin and Payne. However, while the cross market component of the Bonus Plan is subject to the achievement of minimum EBITDA plan results, the Cross Market Bonus Plan is independent of financial results at properties. The combined intent of the Bonus Plan and the Cross Market Bonus Plan was to provide management with incentive to promote cross market play across the entire Company, irrespective of property financial performance.

Customer Service Jackpot Plan

In February 2011, the HRC approved a new incentive plan for all management (including the NEO’s) designed to incent greatly enhanced performance against the Company’s customer service metric. The Customer Service Jackpot functions as a supplement to the Bonus Plan in 2011, and is measured against the same customer service metric as the Bonus Plan. In order to qualify for an award under the Customer Service Jackpot, a property must have a minimum positive shift of non-A to A customer scores of 6.0%, which is double the shift that earns the maximum customer service bonus points in the Bonus Plan, and the Company considers the Customer Service Jackpot to be an award for the achievement of two year’s worth of maximum service performance in a single year. Payout of the Customer Service Jackpot is targeted at 5% of an employee’s base salary for all management.

Corporate Expense Jackpot Plan

In February 2011, the HRC approved a new incentive plan for all corporate management (including the NEO’s) designed to incent the Company’s corporate employees to pursue aggressive cost savings. The Corporate Expense Jackpot functions as a supplement to the Bonus Plan, and is measured against the same corporate expense metric as in the Bonus Plan for corporate employees. In order to qualify for an award under the Corporate Expense Jackpot, the final corporate expense figure for 2011 must come in 13% below the target corporate expense figure for 2011. The Company considers cost savings to be an integral objective in 2011, and believes the Corporate Expense Jackpot incents corporate employees to be aggressive in order to reach this greatly enhanced savings target. Payout of the Corporate Expense Jackpot is targeted at 5% of an employee’s base salary for all management.

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

Subject to the discretion of the HRC, the revenue goals of the RGIP program will be subject to adjustment based on changes in the general economy. The plan review will occur in a manner similar to that included as part of the Annual Management Bonus Plan in which both positive and negative changes in the economy are taken into account. The HRC will have the final determination on the financial goals, and any changes to such goals, under the RGIP.

In July 2010, the HRC determined to modify the time period for the RGIP. The RGIP has been shifted forward six months, and will now run during the two year period from July 1, 2010 thru June 30, 2012. The HRC determined to shift the RGIP forward by six months because (a) the plan was not rolled out to employees until March 2010 and (b) the continuing economic downturn in the gaming industry in the first half of 2010.

Like the Bonus Plan, the Cross Market Bonus Plan, the Customer Service Jackpot Plan, the Corporate Expense Jackpot Plan and the Revenue Growth Incentive Plan are discretionary, including making no payments under the plans.

Equity Awards

In February 2008, the Board of Directors approved and adopted the Harrah’s Entertainment Management Equity Incentive Plan (the “Equity Plan”). The purpose of the Equity Plan is to promote our long term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business; to motivate management personnel by means of growth-related incentives to achieve long range goals; and to further the alignment of interests of participants with those of our stockholders. Except for options awarded under a predecessor plan that were rolled over into the Company by Mr. Loveman, all awards under prior plans were exchanged in the Acquisition.

The performance based options vest based on investment return to our stockholders following the Acquisition. One-half of the performance based options become eligible to vest upon the stockholders receiving cash proceeds equal to two times their amount invested in the Acquisition (the “2X options”), and one-half of the performance based options become eligible to vest upon the stockholders receiving cash proceeds equal to three times their amount invested (the “3X options”). In addition, the performance based options may vest earlier at lower thresholds upon liquidity events prior to December 31, 2011, as well as pro-rata, in certain circumstances.

The combination of time and performance based vesting of the options is designed to compensate executives for long term commitment to the Company, while motivating sustained increases in our financial performance and helping ensure the stockholders have received an appropriate return on their invested capital.

2010 Amendments to Equity Plan and Supplemental Grants

During the Summer of 2009, senior management expressed concern over employee morale, motivation and retention due, in part, to the depressed value of the equity grants awarded under the Equity Plan in February 2008. The equity grants in February 2008 were “mega-grants” in lieu of the traditional annual equity grants. However, due to the severe economic recession that has occurred the last two years, the common stock underlying the option grants from February 2008 is currently valued at below the exercise price of the options. In August 2009, the Company discussed with the HRC various proposals for improving the long-term compensation package for management. The Company engaged Watson Wyatt, now Towers Watson, to provide guidance and external perspective in reviewing the long-term compensation for management.

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

The amendment also revised the vesting hurdles for performance-based options under the Equity Plan. The performance options vest if the return on investment in the Company by the Sponsors achieve a specified return. Previously, 50% of the performance-based options vested upon a 2x return and 50% vested upon a 3x return. The triggers were revised to 1.5x and 2.5x, respectively. In addition, a pro-rata portion of the 2.5x options will vest if the Sponsors achieve a return on their investment that is greater than 2.0x, but less than 2.5x. The pro rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5x options depending upon the level of returns that the Sponsors realize between 2.0x and 2.5x.

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

In February 2010, the HRC approved the following supplemental grants to the NEO’s:

Executive	Number of Shares of Time Based Options	Number of Shares of Performance Based Options
Gary Loveman	457,998	—
Peter Murphy	57,089	—
Thomas Jenkin	81,177	—
John Payne	51,502	—
Jonathan Halkyard	53,341	—

Conversion of Preferred Stock to Common Stock

In connection with the assessment of long-term incentives for the management team, the HRC determined, in light of the severe economic turmoil the last two years, that the 15% annual dividend paid on the non-voting preferred stock was a disproportionate share of the equity value of the Company. Therefore, the HRC determined that it would recommend to the Board of Directors and the Company’s shareholders that (a) the preferred stock dividend be eliminated, (b) the conversion price for non-voting preferred stock be at the original value of the Company’s non-voting common stock (in other words, as if the non-voting preferred stock never was entitled to a dividend) and (c) that the non-voting preferred stock be converted to non-voting common stock.

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

Conversion of Non-voting Common Stock to Voting Common Stock

In November 2010, in connection with the private placement with certain affiliates of Paulson & Co. Inc., the Company converted all non-voting common stock into voting shares of common stock and canceled the existing class of voting common stock.

Employment Agreements

We have entered into employment agreements with each of our NEO’s. The HRC and the Board of Directors put these agreements in place in order to attract and retain the highest quality executives. At least annually, the Company’s compensation department reviews our termination and change in control arrangements against peer companies as part of its review of the Company’s overall compensation package for executives to ensure that it is competitive. The compensation department’s analysis is performed by reviewing each of our executives under several factors, including the individual’s role in the organization, the importance of the individual to the organization, the ability to replace the executive if he/she were to leave the organization, and the level of competitiveness in the marketplace to replace an executive while minimizing the affect to the on-going business of the Company. The compensation department presents its assessment to the HRC for feedback. The HRC reviews the information and determines if changes are necessary to the termination and severance packages of our executives.

Policy Concerning Tax Deductibility

The HRC’s policy with respect to qualifying compensation paid to its executive officers for tax deductibility purposes is that executive compensation plans will generally be designed and implemented to maximize tax deductibility. However, non-deductible compensation may be paid to executive officers when necessary for competitive reasons or to attract or retain a key executive, or where achieving maximum tax deductibility would be considered disadvantageous to the best interests of the Company. The Company’s Senior Executive Incentive Plan is designed to comply with Section 162(m) of the Internal Revenue Code so that annual bonuses paid under these plans, if any, will be eligible for deduction by the Company. See “Senior Executive Incentive Plan” above.

Stock Ownership Requirements

As a company that does not have a listed equity security, we do not have a policy regarding stock ownership.

Chief Executive Officer’s Compensation

The objectives of our Chief Executive Officer are approved annually by the HRC. These objectives are revisited each year. The objectives for 2010 were:

•

meeting or improving financial targets by enhancing technology in marketing and guest service, building upon momentum in group sales business, achieving higher levels of marketing functionality and continuing to identify efficiency opportunities;

•	optimizing capital structure by controlling capital spending, reducing leverage and securing liquidity;

•	assuring customer satisfaction and loyalty through operational and service excellence and technological innovation;

•	continuing multi-faceted employee engagement initiatives to increase motivation and retention; and

•	pursuing new business growth opportunities for the Company.

The HRC’s assessment of the Chief Executive Officer’s performance is based on a subjective review of performance against these objectives. Specific weights may be assigned to particular objectives at the discretion of the HRC, and those weightings, or more focused objectives are communicated to the Chief Executive Officer at the time the goals are set forth. However, no specific weights were set against the Chief Executive Officer’s objectives in 2010.

As Chief Executive Officer, Mr. Loveman’s base salary was based on his performance, his responsibilities and the compensation levels for comparable positions in other companies in the hospitality, gaming, entertainment, restaurant and retail industries. Merit increases in his salary are a subjective determination by the HRC, which bases its decision upon his prior year’s performance versus his objectives as well as upon an analysis of competitive salaries. Although base salary increases are subjective, the HRC reviews Mr. Loveman’s base salary against peer groups, his roles and responsibilities within the Company, his contribution to the Company’s success and his individual performance against his stated objective criteria.

The 162(m) Plan Committee used the Senior Executive Incentive Plan to determine the Chief Executive Officer’s bonus for 2010. Under this plan, bonus is based on the Company achieving a specific financial objective. For 2010, the objective was based on the Company’s EBITDA, as more fully described above. The 162(m) Plan Committee has discretion to reduce bonuses (as permitted by Section 162(m) of the Internal Revenue Code), and it is the normal practice of the 162(m) Plan Committee to reduce the Chief Executive Officer’s bonus by reference to the achievement of performance goals and bonus formulas used under the Annual Management Bonus Plan. For 2010, the 162(m) Plan Committee made the determination to award a bonus to the Chief Executive Officer – See Summary Compensation Table.

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

Personal Benefits and Perquisites

During 2010, all of our NEO’s received a financial counseling reimbursement benefit, and were eligible to participate in the Company’s deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”), and the Company’s health and welfare benefit plans, including the Harrah’s Savings and Retirement Plan. In previous years, the NEO’s also received matching amounts from the Company pursuant to the plan documents, which are the same percentages of salary for all employees eligible for these plans. However, in February 2009, Company matching was suspended for the Savings and Retirement Plan and ESSP II and has not been re-instated to date.

Additionally, we provided for Mr. Loveman’s personal use of company aircraft at certain times during 2010. Lodging and certain other expenses were incurred by Messrs. Loveman and Murphy for use during their Las Vegas-based residence. We also provided security for Mr. Loveman and his family. The decision to provide Mr. Loveman with the personal security benefit was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security. Based on these results, the HRC approved personal security services to Mr. Loveman and his family.

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

Under the Company’s group life insurance program, senior executives, including the NEO’s, are eligible for an employer provided life insurance benefit equal to three times their base annual salary, with a maximum benefit of $5.0 million. Mr. Loveman is provided with a life insurance benefit of $3.5 million under our group life insurance program and additional life insurance policies with a benefit of $2.5 million. In addition to group long term disability benefits, the Chief Executive Officer and all other NEO’s, with the exception of Mr. Murphy, are covered under a Company-paid individual long-term disability insurance policy paying an additional $5,000 monthly benefit and Mr. Loveman receives a supplemental short-term disability policy with a $10,000 monthly benefit.

Elements of Post-Employment Compensation and Benefits

Employment Arrangements

Chief Executive Officer. Mr. Loveman entered into an employment agreement on January 28, 2008 (as amended to date), which provides that Mr. Loveman will serve as Chief Executive Officer and President until January 28, 2013, and the agreement shall extend for additional one year terms thereafter unless terminated by the Company or Mr. Loveman at least 60 days prior to each anniversary thereafter. Additionally, pursuant to the agreement, Mr. Loveman received a grant of stock options pursuant to the Equity Plan (described above). Mr. Loveman’s annual salary is $2,000,000, subject to annual merit reviews by the Human Resources Committee. In February 2009, Mr. Loveman agreed to reduce his salary to $1,900,000 as part of a broader management reduction of salaries, and despite the retraction of the reduction of base salary for the other NEO’s in July 2010, Mr. Loveman’s annual salary remains at $1,900,000.

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

If the Company terminates the agreement without cause, or if Mr. Loveman resigns for good reason:

•	Mr. Loveman will be paid, in equal installments over a 24 month period, two times the greater of his base annual salary and $2,000,000 plus his target bonus;

•	Mr. Loveman will continue to have the right to participate in Company benefit plans (other than bonus and long-term incentive plans) for a period of two years beginning on the date of termination; and

•	his pro-rated bonus (at target) for the year of termination.

“Cause” is defined under the agreement as:

(i)	the willful failure of Mr. Loveman to substantially perform his duties with the Company or to follow a lawful reasonable directive from the Board of Directors of the Company (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to Mr. Loveman by the Board which specifically identifies the manner in which the Board believes that Mr. Loveman has willfully not substantially performed his duties or has willfully failed to follow a lawful reasonable directive and Mr. Loveman is given a reasonable opportunity (not to exceed thirty (30) days) to cure any such failure, if curable.

(ii)	(a) any willful act of fraud, or embezzlement or theft by Mr. Loveman, in each case, in connection with his duties under the employment agreement or in the course of his employment or (b) Mr. Loveman’s admission in any court, or conviction of, or plea of nolo contender to, a felony that could reasonably be expected to result in damage to the business or reputation of the Company.

(iii)	Mr. Loveman being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Jersey, New York, or North Carolina.

(iv)	(x) Mr. Loveman’s willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to the Company, or (y) a final judicial order or determination prohibiting Mr. Loveman from service as an officer pursuant to the Securities and Exchange Act of 1934 or the rules of the New York Stock Exchange.

“Good Reason” is defined under the agreement as: without Mr. Loveman’s express written consent, the occurrence of any of the following circumstances unless, in the case of paragraphs (a), (d), (e), (f), or (g) such circumstances are fully corrected prior to the date of termination specified in the written notice given by Mr. Loveman notifying the Company of his resignation for Good Reason:

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

Mr. Loveman waived his right to terminate his employment agreement for Good Reason in connection with the 5% reduction of his base annual salary implemented in February 2009.

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

Named Executive Officer Employment Arrangements

We also have employment agreements with our other NEO’s and members of our senior management team, which provide for a base salary, subject to merit increases as the HRC may approve. We entered into employment agreements on February 28, 2008 with Jonathan S. Halkyard, Thomas M. Jenkin, and John W. R. Payne and with Peter E. Murphy on October 14, 2009. The agreements of Messrs. Jenkin, Halkyard, and Payne expire January 28, 2012; and the agreement with Mr. Murphy expires October 14, 2013. Mr. Murphy left the company in January 2011. Below is a description of the material terms and conditions of these employment agreements.

The agreement with each of Messrs. Halkyard, Jenkin and Payne is for a term of four years beginning on the closing of the Acquisition and is automatically renewed for successive one year terms unless either the Company or the executive delivers a written notice of nonrenewal at least 60 days prior to the end of the term. The agreement with Mr. Murphy was for a term of four years commencing with his employment with the Company and is automatically renewed for successive one year terms unless either the Company or the executive delivers a written notice of nonrenewal at least 60 days prior to the end of the term.

Pursuant to the employment agreements, the executives will receive base salaries as follows: Mr. Halkyard, $600,000; Mr. Jenkin, $1,200,000, Mr. Murphy, $1,250,000, and Mr. Payne, $925,000. In February 2009, Messrs Halkyard, Jenkin, and Payne agreed to reduce their respective base salaries by 5% as part of a broader management reduction of salaries. In August 2009, Mr. Halkyard was given a market based salary increase to $700,000 and took a 5% reduction of that salary to $665,000. In January 2010, Mr. Payne was given a market based salary increase to $1,025,000 and took a 5% reduction of that salary to $973,750. The 5% salary reductions were reinstated for each of the executives discussed above in July 2010. The HRC will review base salaries on an annual basis with a view towards merit increases (but not decreases) in such salary. In addition, each executive will participate in the Company’s annual incentive bonus program applicable to the executive’s position and shall have the opportunity to earn an annual bonus based on the achievement of performance objectives. Mr. Murphy’s target bonus shall be at least 75% of his base salary. In addition, the agreement provides for a stock option grant to be made following the effective date of the employment agreement with vesting based on both the passage of time and the achievement of performance objectives. Mr. Murphy’s agreement also provides that he will be provided with accommodations while performing his duties in Las Vegas, and the Company will also pay Mr. Murphy a gross-up payment for any taxes incurred for such accommodations.

Each NEO will be entitled to participate in benefits and perquisites at least as favorable to the executive as such benefits and perquisites currently available to the executives, group health insurance, long term disability benefits, life insurance, financial counseling, vacation, reimbursement of expenses, director and officer insurance and the ability to participate in the Company’s 401(k) plan. With the exception of Mr. Murphy, if (a) the executive attains age fifty (50) and, when added to his or her number of years of continuous service with the Company, including any period of salary continuation, the sum of his or her age and years of service equals or exceeds sixty-five (65), and at any time after the occurrence of both such events Executive’s employment is terminated and his employment then terminates either (1) without cause or (2) due to non-renewal of the agreement, or (b) the executive attains age fifty-five (55) and, when added to his number of years of continuous service with the company, including any period of salary continuation, the sum of his age and years of service equals or exceeds sixty-five (65) and Executive’s employment is terminated other than for cause, he will be entitled to lifetime coverage under our group health insurance plan. The executive will be required to pay 20% of the premium for this coverage and the Company will pay the remaining premium, which will be imputed taxable income to the executive. This insurance coverage terminates if the executive competes with the Company. Mr. Murphy’s agreement does not provide for lifetime coverage under our group health insurance plan.

Upon a termination without cause (as defined in the employment agreement and set forth below), a resignation by the executive for good reason (as defined in the employment agreement and set forth below) or upon the Company’s delivery of a non-renewal notice, the executive shall be entitled to his accrued but unused vacation, unreimbursed business expenses and base salary earned but not paid through the date of termination. In addition, the executive will receive a cash severance payment equal to 1.5 times his base salary payable in equal installments during the 18 months following such termination and pro-rated bonus for the year in which the termination occurs based on certain conditions. Also, Mr. Murphy is entitled to payment of any bonus for the year of termination (pro-rata) if the HRC awards such bonus. In the event that the executive’s employment is terminated by reason of his disability, he will be entitled to apply for the Company’s long term disability benefits, and, if he is accepted for such benefits, he will receive 18 months of base salary continuation offset by any long term disability benefits to which he is entitled during such period of salary continuation. Furthermore, during the time that the executive receives his base salary during the period of salary continuation, he will be entitled to all benefits. Payment of any severance benefits is contingent upon the execution of a general release in favor of the Company and its affiliates.

“Cause” under the employment agreements is defined as:

(i)	The willful failure of executive to substantially perform executive’s duties with the Company or to follow a lawful, reasonable directive from the Board or the Chief Executive Officer of the Company (the “CEO”) or such other executive officer to whom executive reports (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to executive by the Board (or the CEO, as applicable) which specifically identifies the manner in which the Board (or the CEO, as applicable) believes that executive has willfully not substantially performed executive’s duties or has willfully failed to follow a lawful, reasonable directive;

(ii)	(A) Any willful act of fraud, or embezzlement or theft, by executive, in each case, in connection with executive’s duties hereunder or in the course of executive’s employment hereunder or (B) executive’s admission in any court, or conviction of, or plea of nolo contendere to, a felony;

(iii)	Executive being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in any jurisdiction in which the Company conducts gaming operations;

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

(d)	The Company’s requiring executive to be based anywhere other than Atlantic City, New Orleans or Las Vegas, depending on the NEO (except for required travel on the Company’s business to an extent substantially consistent with executive’s present business travel obligations); or

(e)	The Company’s failure to obtain a satisfactory agreement from any successor to assume and agree to perform the employment agreement.

Mr. Murphy’s agreement includes the following additional provision in its definition of “Good Reason”:

(f)	The executive being required to report to anyone other than the CEO.

The executives each have covenants to not compete, not to solicit and not to engage in communication in a manner that is detrimental to the business. The executive’s “non-compete period” varies based on the type of termination that the executive has. If the executive has a voluntary termination of employment with the Company without Good Reason, the non-compete period is six months. If the Company has terminated the executive’s employment without cause, or the executive has terminated for Good Reason, the Company has delivered a notice of non-renewal to the executive or if the executive’s employment terminates by reason of disability, the non-compete period is for 18 months. If the executive’s employment is terminated for cause, the non-compete period is for six months. The non-solicitation and non-communication periods last for 18 months following termination. A breach of the non-compete covenant will cause the Company’s obligations under the agreement to terminate. In addition, the executives each have confidentiality obligations.

Severance Agreements

We entered into severance agreements with each of the NEO’s, other than Messrs. Loveman and Murphy. The severance agreements related to a change in control, which occurred pursuant to the definition of change in control in the severance agreements on January 28, 2008 as a result of the Acquisition. We believe these agreements reinforce and encourage the attention and dedication of our executives if they are faced with the possibility of a change in control of the Company that could affect their employment. The Severance Agreements of Messrs. Jenkin and Halkyard became effective January 1, 2004. The Severance Agreement of Mr. Payne became effective January 1, 2007. These agreements expired by their terms on February 1, 2010.

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

In addition to payments described above, under the severance agreements, NEO’s receive accelerated vesting of certain stock options, or if the executive’s employment terminates subsequent to a change in control or within six months before the change in control by request of the buyer, accelerated vesting of all options (“Accelerated Payments”). Any unvested restricted stock and stock options granted prior to 2001 vested automatically upon a change in control regardless of whether the executive is terminated, as will any stock options granted in 2001 or later which are not assumed by the acquiring company. All unvested stock options granted in 2001 and later, including those assumed by the acquiring company, will vest if the executive becomes eligible for a Compensation Payment. At the election of the Company, the Company may “cash out” all or part of the executive’s outstanding and unexercised options, with the cash payment based upon the higher of the closing price of the Company’s common stock on the date of termination and the highest per share price for Company common stock actually paid in connection with any change in control. The Acquisition constituted a Change in Control under the Severance Agreements and all equity awards held by Messrs. Jenkin, Halkyard, and Payne were cancelled and cashed-out at the Acquisition consideration of $90.00 per share (less applicable exercise prices and withholding taxes).

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

(iii)	being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Jersey, New York and North Carolina; or

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

Mr. Jenkin maintained a balance in the EDCP during 2010. Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (1) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and non-compete period. Additionally, if an executive is “separated from service” within 24 months of the Acquisition, the executive earns the retirement rate under the EDCP. Mr. Jenkin has met the requirements to earn the retirement rate.

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

REPORT OF THE HUMAN RESOURCES COMMITTEE

To the Board of Directors of Caesars Entertainment Corporation:

Our role is to assist the Board of Directors in its oversight of the Company’s executive compensation, including approval and evaluation of director and officer compensation plans, programs and policies and administration of the Company’s bonus and other incentive compensation plans.

We have reviewed and discussed with management the Compensation Discussion and Analysis.

Based on the review and discussion referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Kelvin Davis
Marc Rowan
Lynn Swann

The above Report of the Human Resources Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

Summary Compensation Table

The Summary Compensation Table below sets forth certain compensation information concerning the Company’s Chief Executive Officer, Chief Financial Officer and our three additional most highly compensated executive officers during 2010.

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards (1) ($)	(f) Option Awards (1) ($)	(g) Non-Equity Incentive Plan Compensation (2) ($)	(h) Change in Pension Value and Nonqualified- Deferred Compensation Earnings (3) ($)	(i) All Other Compensation (5) ($)	(j) Total ($)
Gary W. Loveman, President and Chief Executive Officer	2010	1,900,000	—	—	12,398,006	2,700,000	—	1,268,906	18,266,912
	2009	1,919,231	—	—	—	3,000,000	—	1,047,079	5,966,310
	2008	2,000,000	—	—	36,389,259	—	—	1,237,724	39,626,983
Jonathan S. Halkyard, Senior Vice President, Chief Financial Officer	2010	675,365	—	—	1,443,941	336,000	—	18,534	2,473,840
	2009	605,731	—	—	—	349,867	—	25,610	981,208
	2008	600,000	—	—	2,988,615	—	—	38,964	3,627,579
Thomas M. Jenkin, President, Western Division	2010	1,157,769	—	—	2,197,461	500,000	17,147	35,898	3,908,275
	2009	1,151,538	—	—	—	767,289	116,834	33,188	2,068,849
	2008	1,200,000	—	—	4,019,211	—	248,968	33,058	5,501,237
John W. R. Payne, President, Central Division	2010	985,274	—	—	1,394,159	825,000	—	34,356	3,238,789
	2009	887,645	—	—	—	904,574	—	22,781	1,815,000
	2008	978,365	—	—	2,885,592	277,500	—	38,820	4,180,277
Peter E. Murphy, President-Strategy and Development (4)	2010	1,250,000	—	—	1,545,399	800,000	—	96,340	3,691,739
	2009	225,962	—	—	1,857,595	169,471	—	20,347	2,273,375

(1)	The value of stock awards, option awards and stock appreciation rights was determined as required by Accounting Standards Codification (“ASC”) Topic 718, (formerly, Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R))). See Note 18, “Employee Benefit Plans,” to our Consolidated Financial Statements included in Item 8 of this report for details on assumptions used in the valuation.

Performance based awards are valued using a Monte Carlo simulation option pricing model. This model approach provides a probable outcome fair value for these types of awards. The estimated maximum potential value for the performance awards, and the related total Option Awards fair values for the 2008 awards, respectively, were $20,930,927 and $38,717,969 for Mr. Loveman; $1,169,520 and $3,118,732 for Mr. Halkyard; $1,572,800 and $4,194,196 for Mr. Jenkin; and $1,129,199 and $3,011,223 for Mr. Payne. The estimated maximum potential values for the performance awards, and the related total Option Award fair values for the 2009 awards, respectively, were $711,274 and $1,896,719 for Mr. Murphy.

(2)	Other than for Mr. Payne, no Non-Equity Incentive Plan Compensation bonuses were approved for the NEO’s for 2008.

(3)	Includes above market earnings on the balance the executives maintain in the EDCP. Mr. Jenkin has met the requirements to earn the retirement rate of interest. In October 1995, the HRC approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post 1995 deferrals continue to be approved each year by the HRC. The retirement rate on post 1995 deferrals during 2010 was the EDCP’s minimum retirement rate of 8.22%.

(4)	Mr. Murphy joined the Company October 14, 2009 and left the Company in January 2011.

(5)	All Other Compensation includes the amounts in the following table:

Name	Year	Executive Security ($)	Allocated amount for aircraft usage ($)	Allocated amount for company lodging and the associated taxes ($)	Financial Planning ($)
Gary W. Loveman	2010	412,890	464,630	229,369	—
	2009	394,529	330,618	185,192	—
	2008	442,186	460,086	155,387	—
Jonathan S. Halkyard	2010	—	—	—	—
	2009	—	—	—	—
	2008	—	—	—	—
Thomas M. Jenkin	2010	—	—	—	—
	2009	—	—	—	—
	2008	—	—	—	—
John W. R. Payne	2010	—	—	—	—
	2009	—	—	—	—
	2008	—	—	—	—
Peter E. Murphy	2010	—	—	58,078	30,000
	2009	—	—	—	—

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

The amounts allocated to Mr. Loveman for personal and/or commuting aircraft usage is calculated based on the incremental cost to us of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other miscellaneous variable costs. Since our aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries, depreciation of the purchase costs of the Company-owned aircraft, fractional ownership commitment fees, and the cost of maintenance not specifically related to trips. For security reasons, Mr. Loveman is required to use Company aircraft for personal and business travel.

The amounts allocated to Mr. Loveman and Mr. Murphy for company lodging while in Las Vegas and the associated taxes are based on the respective taxable earnings for such lodging.

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

Discussion of Summary Compensation Table

Each of our named executive officers has entered into employment agreements with the Company that relate to the benefits that the named executive officers receive upon termination. See “—Executive Compensation—Compensation Discussion & Analysis—Elements of Post Employment Compensation and Benefits—Employment Arrangements” for additional information.

Grants of Plan-Based Awards

The following table gives information regarding potential incentive compensation for 2010 to our executive officers named in the Summary Compensation Table. Non-Equity Incentive Plan Awards approved for 2009 and 2010 are included in the “Non Equity Incentive Plan Compensation” column in the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Share Value on Grant Date ($/Sh)	Grant date fair value of option awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gary W. Loveman	n/a	—	2,850,000	7,125,000	—	—	—	—	—	—	—
	2/23/2010	—	—	—	—	—	—	457,998	56.08	56.08	12,398,006
Jonathan S. Halkyard	n/a	—	405,219	607,829	—	—	—	—	—	—	—
	2/23/2010	—	—	—	—	—	—	53,341	56.08	56.08	1,443,941
Thomas M. Jenkin	n/a	—	868,327	1,736,654	—	—	—	—	—	—	—
	2/23/2010	—	—	—	—	—	—	81,177	56.08	56.08	2,197,461
John W. R. Payne	n/a	—	738,956	1,477,911	—	—	—	—	—	—	—
	2/23/2010	—	—	—	—	—	—	51,502	56.08	56.08	1,394,159
Peter E. Murphy	n/a	—	937,500	1,406,250	—	—	—	—	—	—	—
	2/23/2010	—	—	—	—	—	—	57,089	56.08	56.08	1,545,399

(1)	Represents potential threshold, target and maximum incentive compensation for 2010. Amounts actually paid for 2010 are described in the “Non Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Discussion of Grants of Plan Based Awards Table

In February 2008, the Board of Directors approved and adopted the Caesars Entertainment Corporation Management Equity Incentive Plan (the “Equity Plan”). The purpose of the Equity Plan is to promote our long term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business; to motivate management personnel by means of growth-related incentives to achieve long range goals; and to further the alignment of interests of participants with those of our stockholders. For a more detailed discussion of how equity grants are determined, see “—Executive Compensation—Compensation Discussion & Analysis—Elements of Compensation—Equity Awards.”

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

	Options
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Vested Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Options Expiration Date
Gary W. Loveman	133,133	—	—	25.00	6/17/2012
	—	186,692	280,037	100.00	2/27/2018
	—	—	549,224	100.00	2/27/2018
	—	—	457,998	56.08	2/23/2020
Jonathan S. Halkyard	—	20,459	30,688	100.00	2/27/2018
	—	—	30,688	100.00	2/27/2018
	—	—	53,341	56.08	2/23/2020
Thomas M. Jenkin	—	27,514	41,271	100.00	2/27/2018
	—	—	41,270	100.00	2/27/2018
	—	—	81,177	56.08	2/23/2020
John W. R. Payne	—	19,754	29,630	100.00	2/27/2018
	—	—	29,630	100.00	2/27/2018
	—	—	51,502	56.08	2/23/2020
Peter E. Murphy	—	13,041	52,165	51.79	12/1/2019
	—	—	39,124	51.79	12/1/2019
	—	—	57,089	56.08	2/23/2020

Option Exercises and Stock Vested

The following table gives certain information concerning stock option and stock award exercises and vesting during 2010.

Name	Option Awards Number of Shares Vesting (#)	Stock Awards Number of Shares Vesting (#)	Value Realized on Exercise ($)
Gary W. Loveman	93,346	—	—
Jonathan S. Halkyard	10,229	—	—
Thomas M. Jenkin	13,757	—	—
John W. R. Payne	9,877	—	—
Peter E. Murphy	13,041	—	—

For discussion of how equity grants are determined, see “—Executive Compensation—Compensation Discussion & Analysis—Elements of Compensation—Equity Awards.”

Nonqualified Deferred Compensation

Name	Executive Contributions in 2010 ($) (1)	Registrant Contributions in 2010 ($) (1)	Aggregate Earnings in 2010 ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance in 2010 ($) (2)
Gary W. Loveman	—	—	4,994	—	51,157
Jonathan S. Halkyard	307,507	—	95,810	—	970,335
Thomas M. Jenkin	—	—	540,211	—	4,947,050
John W. R. Payne	—	—	1,590	—	12,959
Peter E. Murphy	—	—	—	—	—

(1)	The following deferred compensation contribution and earnings amounts were reported in the 2010 Summary Compensation Table.

Name	Contributions in 2010 ($)	Above Market Earnings in 2010 ($)
Gary W. Loveman	—	—
Jonathan S. Halkyard	307,507	—
Thomas M. Jenkin	—	17,147
John W. R. Payne	—	—
Peter E. Murphy	—	—

All other earnings were at market rates from deferred compensation investments directed by the executives.

(2)	The following deferred compensation contribution and earnings amounts were reported in the Summary Compensation Table in previous years.

Name	Prior Year Contributions and Above Market Earnings Amounts ($)
Gary W. Loveman	12,484,249
Jonathan S. Halkyard	629,551
Thomas M. Jenkin	953,973
John W. R. Payne	801,986
Peter E. Murphy	—

Discussion of Nonqualified Deferred Compensation Table

The Company does not provide a fixed benefit pension plan for its executives but maintains deferred compensation plans (collectively, “DCP”) and an Executive Supplemental Savings Plan II (“ESSP II”). During 2010, certain key employees, including executive officers, could defer a portion of their salary and bonus into the ESSP II. The ESSP II is a variable investment plan that allows the executives to direct their investments by choosing among several investment alternatives. The contributions of the executives and the Company into the ESSP II during 2010 are reflected in the above table. The earnings of the executives in 2010 on current and prior year deferrals are also reflected in the above table.

The ESSP II replaced our Executive Supplemental Savings Plan (“ESSP”) for future deferrals beginning on January 1, 2005. No deferrals were allowed after December 2004 into ESSP. The Company approved the ESSP II, which complies with the American Jobs Creation Act of 2004 and allowed deferrals starting in 2005. Mr. Halkyard maintains a balance in the ESSP and his earnings for 2010 are included in the above table.

Mr. Jenkin currently maintains, a balance in the Executive Deferred Compensation Plan (“EDCP”). Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (a) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and non-compete period. Additionally, if an executive is “separated from service” within 24 months of the Acquisition, the executive earns the retirement rate under the EDCP. Mr. Jenkin has met the requirements under the EDCP to earn the retirement rate. Deferrals into the EDCP were terminated in 2001. The Human Resources Committee approves the EDCP retirement rate (which cannot be lower than a specified formula rate) annually. In October 1995, the Human Resources Committee approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post-1995 deferrals continue to be approved each year by the Committee. The retirement rate on post-1995 deferrals during 2010 was the Plan’s minimum retirement rate of 8.22%. Mr. Jenkin’s earnings in 2010 under the EDCP are included in the above table.

The table below shows the investment funds available under the ESSP and the ESSP II and the annual rate of return for each fund for the year ended December 31, 2010:

Name of Fund	2010 Rate of Return
500 Index Trust B	14.85%
Aggressive Growth Lifecycle	11.69%
American Growth Trust	18.24%
American International Trust	6.88%
M International Equity	4.61%
Conservative Lifecycle	8.99%
Equity-Income Trust	15.23%
Growth Lifecycle	11.27%
Inflation Managed	8.78%
Managed Bond	8.96%
Mid Cap Stock Trust	23.07%
Mid Value Trust	16.16%
Moderate Lifecycle	10.02%
Money Market Trust B	0.03%
Real Estate Securities Trust	29.20%
Small Cap Growth Trust	22.14%
Small Cap Value Trust	26.15%

Pursuant to the terms of the DCP and ESSP II, any unvested amounts of the participants in the plans became fully vested upon the Acquisition.

Potential Payments Upon Termination or Change of Control

We have entered into employment agreements with the named executive officers that require us to make payments and provide various benefits to the executives in the event of the executive’s termination or a change of control in the Company. The terms of the agreements are described above under “—Executive Compensation—Compensation Discussion and Analysis— Elements of Post-Employment Compensation and Benefits—Employment Arrangements.” The estimated value of the payments and benefits due to the executives pursuant to their agreements under various termination events are detailed below.

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2010.

For each of the named executive officers, we have assumed that their employment was terminated on December 31, 2010, and the market value of their unvested equity awards was $42 per share, which was the fair market value of our stock (as determined by the HRC) as of December 31, 2010. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

Gary W. Loveman	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	9,700,000	—	14,550,000	4,000,000	—
Short Term Incentive	—	—	2,850,000	—	2,850,000	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	292,897	292,897	292,897	292,897	292,897	292,897	—
Medical Benefits	—	—	—	—	—	—	17,161
Life & Accident Insurance and Benefits (3)	—	—	22,538	—	22,538	22,538	6,000,000
Disability Insurance and Benefits (4)	—	—	—	—	—	80,000 per mo.	—
Financial Planning	—	—	50,000	—	50,000	—	—

Totals	292,897	292,897	12,915,435	292,897	17,765,435	4,315,435 and 80,000 per mo.	6,017,161

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Jonathan S. Halkyard	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,050,000	—	1,050,000	1,050,000	—
Short Term Incentive	—	—	336,000	—	336,000	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	—	345,167	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	—	—	1,710,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—

Totals	—	—	1,386,000	—	1,386,000	1,395,167 and 30,000 per mo.	1,710,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Thomas M. Jenkin	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,800,000	—	1,800,000	1,800,000	—
Short Term Incentive	—	—	500,000	—	500,000	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	233,252	233,252	233,252	—	233,252	233,252	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	—	—	3,420,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—

Totals	233,252	233,252	2,533,252	—	2,533,252	2,033,252 and 30,000 per mo.	3,420,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated present value of the cost of coverage for disability insurance and the amount of proceeds payable to the executive in the event of the executive’s disability.

John W. R. Payne	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,537,500	—	1,537,500	1,537,500	—
Short Term Incentive	—	—	825,000	—	825,000	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	—	381,498	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	—	—	2,637,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—

Totals	—	—	2,362,500	—	2,362,500	1,918,998 and 30,000 per mo.	2,637,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated present value of the cost of coverage for disability insurance and the amount of proceeds payable to the executive in the event of the executive’s disability.

Peter E. Murphy	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,875,000	—	1,875,000	1,875,000	—
Short Term Incentive	—	—	800,000	—	800,000	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	—	—	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	—	—	3,500,000
Disability Insurance and Benefits (4)	—	—	—	—	—	25,000 per mo.	—

Totals	—	—	2,675,000	—	2,675,000	1,875,000 and 25,000 per mo.	3,500,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under the Company’s health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Compensation of Directors

The following table sets forth the compensation provided by the Company to non-management directors during 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Benjamin	—	—	—	—	—
David Bonderman	—	—	—	—	—
Anthony Civale (1)	—	—	—	—	—
Jonathan Coslet	—	—	—	—	—
Kelvin Davis	—	—	—	—	—
Karl Peterson	—	—	—	—	—
Eric Press	—	—	—	—	—
Marc Rowan	—	—	—	—	—
David Sambur (2)	—	—	—	—	—
Lynn C. Swann	75,000	—	—	—	75,000
Jinlong Wang (2)	—	—	—	—	—
Christopher J. Williams (3)	130,000	—	—	—	130,000

(1)	Mr. Civale resigned from the Board effective November 19, 2010.

(2)	Mr. Sambur and Mr. Wang were elected to the Board effective November 19, 2010.

(3)	Mr. Williams also serves on the NJ/PA Audit Committee. For his services on the NJ/PA Audit Committee, Mr. Williams was paid an annual retainer of $30,000 in 2010.

In 2010, only Mr. Williams and Mr. Swann received compensation for their services as a member of our Board of Directors. Mr. Williams and Mr. Swann received a one-time option grant on July 1, 2008, which vests ratably over five years from the date of election to our Board. Mr. Williams received an option to purchase 2,822 shares of common stock and Mr. Swann received an option to purchase 2,117 shares of common stock. In January 2011, Mr. Swann received an option to purchase an additional 575 shares of common stock and Mr. Wang received an option to purchase 2,301 shares of common stock. In addition, each of these directors received annual cash compensation paid monthly in arrears. Mr. Williams receives $100,000 annually and Mr. Swann received $75,000 annually for 2010. Mr. Swann’s compensation for 2011 will increase to $90,000 with his appointment to serve on the HRC. Mr. Wang’s compensation for 2011 shall be $100,000 annually. The remaining directors do not receive compensation for their service as a member of our Board of Directors. All of our directors are reimbursed for any expenses incurred in connection with their service.

Human Resources Committee Interlocks and Insider Participation

The Committee is comprised of three members: Kelvin Davis, Marc Rowan and Lynn Swann. Mr. Swann was appointed in December 2010. None of these individuals are current or former officers or employees of the Company or any of our subsidiaries. During 2010, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Human Resources Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

In February 2008, our Board of Directors approved the Harrah’s Entertainment, Inc. Management Equity Incentive Plan and granted options to purchase our common stock to certain of our officers and employees.

The table below sets forth information regarding our equity compensation plans as of December 31, 2010.

	(a)	(b)	(c)
Plan Category(3)	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(2)

Management Equity Incentive Plan	4,242,002	$80.75	458,050

(1)	The weighted average remaining contract life for the options set forth in this column is 7.7 years. The number of securities to be issued upon exercise of outstanding options includes 133,133 shares related to a rollover option signed within an executive on January 27, 2008, that provides for the conversion of options to purchase shares of the Company prior to the Acquisition into options to purchase shares of the Company following the Acquisitions. The rollover options are separate from the shares available under Harrah’s Entertainment, Inc. Management Equity Incentive Plan.

(2)	In February 2010, the Board approved an increase in the total number of shares of common stock that maybe issued pursuant to the Management Equity Incentive Plan to 4,566,919 from 3,733,835.

(3)	During 2010, two warrants to acquire our equity securities were issued:

•

In connection with his retirement in January 2010, Mr. Carlos Tolosa was awarded a warrant to purchase 32,593 shares of common stock at an exercise price of $100 per share. 14,815 shares are vested; 8,889 vest if the 2X options vest and 8,889 shares vest if the 3X options vest under the Equity Plan. The warrant expires in January 2015.

•

In connection with a licensing agreement entered into in February 2010, Planet Hollywood Resorts International, LLC was issued a warrant to purchase common stock at an exercise price of $100 per share. The number of shares underlying the warrant is based on a $15 million investment at the time of the Acquisition. The exercise of the warrant and ultimate number of shares to be issued is subject to satisfaction of a variety of factors, including the financial performance of the Planet Hollywood Resort and Casino.

Ownership of Caesars Entertainment Common Stock

The following table lists the beneficial ownership of our common stock as of February 28, 2011, by Hamlet Holdings LLC, the Sponsors, the Paulson Investors, all current directors, our named executive officers and all directors and executive officers as a group, and the percentage of shares beneficially owned by such beneficial owners after giving effect to the Private Placement and the Reclassification. All shares held by funds affiliated with and controlled by the Sponsors and their co-investors, representing 89.3% of our outstanding common stock are subject to an irrevocable proxy that gives Hamlet Holdings sole voting and sole dispositive power with respect to such shares.

Name	Shares of Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Apollo Funds(1)(2)	—	—
TPG Funds(1)(3)(4)	—	—
Hamlet Holdings (1)(5)	64,153,667	89.3%
Paulson Investors(6)	7,102,660	9.9%
Jeffrey Benjamin(7)	—	—
David Bonderman(3)(4)	—	—
Jonathan Coslet(8)	—	—
Kelvin Davis(9)	—	—
Jonathan S. Halkyard(11)	47,882	*
Thomas M. Jenkin(11)	63,546	*
Gary W. Loveman(11)	563,170	*
Peter E. Murphy(11)	13,041	*
John W. R. Payne(11)	40,216	*
Karl Peterson(9)	—	—
Eric Press(7)	—	—
Marc Rowan(2)	—	—
David B. Sambur(7)	—	—
Lynn C. Swann(11)	846	*
Jinlong Wang	—	—
Christopher J. Williams(11)	1,128	*
All directors and executive officers as a group(10)(11)	729,829	1%

*	Indicates less than 1%

(1)	Each of Apollo Hamlet Holdings, LLC (“Apollo Hamlet”) and Apollo Hamlet Holdings B, LLC (“Apollo Hamlet B” and together with Apollo Hamlet, the “Apollo Funds”), TPG Hamlet Holdings, LLC (“TPG Hamlet”) and TPG Hamlet Holdings B, LLC (“TPG Hamlet B,” and together with TPG Hamlet, the “TPG Funds”), and Co-Invest Hamlet Holdings B, LLC (“Co-Invest B”) and Co-Invest Hamlet Holdings, Series LLC (“Co-Invest LLC” and together with “Co-Invest B”, the “Co-Invest Funds”), have granted an irrevocable proxy (the “Irrevocable Proxy”) in respect of all of the shares of common stock held by such entity to Hamlet Holdings, irrevocably constituting and appointing Hamlet Holdings, with full power of substitution, its true and lawful proxy and attorney-in-fact to: (i) vote all of the shares of the common stock held by such entity at any meeting (and any adjournment or postponement thereof) of Caesars’ stockholders, and in connection with any written consent of Caesar’s stockholders, and (ii) direct and effect the sale, transfer or other disposition of all or any part of the shares of common stock held by that entity, if, as and when so determined in the sole discretion of Hamlet Holdings.

(2)

Apollo Hamlet, Apollo Hamlet B and the Co-Invest Funds directly hold an aggregate of 48,943,964 shares of common stock, all of which are subject to the Irrevocable Proxy. Each of Apollo Hamlet Holdings, LLC and Apollo Hamlet Holdings B, LLC is an affiliate of, and is controlled by, affiliates of Apollo. Apollo Management VI, L.P., an affiliate of Apollo, is one of two managing members of each of the Co-Invest Funds. Messrs. Black, Harris and Rowan serve as the managers of Apollo Hamlet and Apollo Hamlet B, and also serve as the executive officers and managers of Apollo and its affiliated investment managers and advisors. Messrs. Black, Harris and Rowan are also members of Hamlet Holdings. The Apollo Funds, the Co-Invest Funds, Apollo and each of its affiliates, and Messrs. Black, Harris and Rowan, each disclaim beneficial ownership of any shares of common stock beneficially owned by Hamlet Holdings pursuant to the Irrevocable Proxy, or directly held by Apollo Hamlet, Apollo Hamlet B or the Co-Invest Funds, in which such person does not have a pecuniary interest. The address of the Apollo Funds, Apollo and Apollo’s investment management affiliates, and Messrs. Black, Harris and Rowan is c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019. The address of the Co-Invest Funds is c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019 and c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(3)	The TPG Funds and the Co-Invest Funds directly hold an aggregate of 48,943,964 shares of Caesars common stock, all of which are subject to the Irrevocable Proxy. The TPG Funds disclaim beneficial ownership of the common stock held by Hamlet Holdings pursuant to the Irrevocable Proxy. The address of the TPG Funds is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(4)	David Bonderman and James G. Coulter are directors, officers and shareholders of TPG Group Holdings (SBS) Advisors, Inc., which is the general partner of TPG Group Holdings (SBS), L.P., which is the sole member of TPG Holdings I-A, LLC, which is the general partner of TPG Holdings I, L.P. which is the sole member of TPG GenPar V Advisors, LLC, which is the general partner of TPG GenPar V, L.P., which is the general partner of TPG V Hamlet AIV, L.P. which is the managing member of TPG Hamlet. TPG GenPar V, L.P. is also the managing member of TPG Hamlet B and a managing member of each of the Co-Invest Funds. Messrs. Bonderman and Coulter are also members of Hamlet Holdings. Messrs. Bonderman and Coulter disclaim beneficial ownership of the common stock held by Hamlet Holdings pursuant to the Irrevocable Proxy. The address of each Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(5)	All shares held by the Apollo Funds, the TPG Funds and the Co-Invest Funds, representing 89.3% of Caesars’ outstanding common stock, are subject to the Irrevocable Proxy granting Hamlet Holdings sole voting and sole dispositive power with respect to such shares. The members of Hamlet Holdings are Leon Black, Joshua Harris and Marc Rowan, each of whom is affiliated with Apollo, and David Bonderman, James G. Coulter and Jonathan Coslet, each of whom is affiliated with the TPG Funds. Each member holds approximately 17% of the limited liability company interests of Hamlet Holdings.

(6)	Includes all of the common stock held by funds and accounts managed by Paulson & Co. Inc., which include Paulson Credit Opportunities Master Ltd., Paulson Recovery Master Fund Ltd., Paulson Advantage Master Ltd. and Paulson Advantage Plus Master Ltd. The address of Paulson & Co. Inc. is 1251 Avenue of the Americas, 50th Floor, New York, NY 10020.

(7)	Jeffrey Benjamin, Eric Press and David Sambur are each affiliated with Apollo or its affiliated investment managers and advisors. Messrs. Benjamin, Press and Sambur each disclaim beneficial ownership of the shares of common stock that are beneficially owned by Hamlet Holdings, or directly held by any of the Apollo Funds or the Co-Invest Funds. The address of Messrs. Benjamin, Press and Sambur is c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

(8)	Jonathan Coslet is a Senior Partner of TPG Capital, L.P. and a member of Hamlet Holdings. TPG Capital, L.P. is an affiliate of (a) the TPG Funds, (b) the Co-Invest Funds, and (c) Hamlet Holdings. Mr. Coslet disclaims beneficial ownership of the securities subject to the Irrevocable Proxy. The address of Mr. Coslet is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(9)	Kelvin Davis is a Senior Partner and Karl Peterson is a Partner of TPG Capital, L.P. and each is an officer of Hamlet Holdings. TPG Capital, L.P. is an affiliate of (a) the TPG Funds, (b) the Co-Invest Funds, and (c) Hamlet Holdings. Each of Messrs. Davis and Peterson disclaim beneficial ownership of the securities subject to the Irrevocable Proxy. The address of Messrs. Davis and Peterson is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(10)	Unless otherwise specified, the address of each of our named executive officers is c/o Caesars Entertainment Corporation, One Caesars Palace Drive, Las Vegas, Nevada 89109.

(11)	Includes common stock that may be acquired within 60 days pursuant to outstanding stock options: Mr. Halkyard, 30,688 shares; Mr. Jenkin, 41,271 shares; Mr. Loveman, 413,170 shares; Mr. Murphy, 13,041 shares; Mr. Payne, 29,630 shares; Mr. Swann, 846 shares; Mr. Williams, 1,128 shares; and 590,376 shares for all directors and executive officers as a group.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Management Investor Rights Agreement

In connection with the Acquisition, the Company entered into a Management Investor Rights Agreement with certain holders of securities of the Company, including certain members of management of the Company. The agreement governs certain aspects of the Company’s relationship with its management security holders. The agreement, among other things:

•	restricts the ability of management security holders to transfer shares of common stock of the Company, with certain exceptions, prior to a qualified public offering;

•	allows the Sponsors to require management security holders to participate in sale transactions in which the Sponsors sell more than 40% of their shares of common stock;

•	allows management security holders to participate in sale transactions in which the Sponsors sell shares of common stock, subject to certain exceptions;

•	allows management security holders to participate in registered offerings in which the Sponsors sell their shares of common stock, subject to certain limitations;

•

allows management security holders below the level of senior vice president to require Caesars Entertainment to repurchase shares of common stock in the event that a management security holder below the level of senior vice president experiences an economic hardship prior to an initial public offering, subject to annual limits on the company’s repurchase obligations;

•	allows management security holders to require the Company to repurchase shares of common stock upon termination of employment without cause or for good reason; and

•

allows the Company to repurchase, subject to applicable laws, all or any portion of the Company’s common stock held by management security holders upon the termination of their employment with the Company or its subsidiaries, in certain circumstances.

The agreement will terminate upon the earliest to occur of the dissolution of Hamlet Holdings or the occurrence of any event that reduces the number of security holders to one.

The agreement was amended on November 22, 2010 to reflect the reclassification of the Company’s non-voting common stock to voting common stock.

Services Agreement

Upon the completion of the Acquisition, the Sponsors and their affiliates entered into a services agreement with the Company relating to the provision of certain financial and strategic advisory services and consulting services. The Company paid the Sponsors a one time transaction fee of $200.0 million for structuring the Acquisition and will pay an annual fee for their management services and advice equal to the greater of $30.0 million and 1% of the Company’s earnings before interest, taxes, depreciation and amortization. Also, under the services agreement, the Sponsors will have the right to act, in return for additional fees based on a percentage of the gross transaction value, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide we need to engage someone to fill such a role. We will agree to indemnify the Sponsors and their affiliates and their directors, officers and representatives for losses relating to the services contemplated by the services agreement and the engagement of affiliates of the Sponsors pursuant to, and the performance by them of the services contemplated by, the services agreement.

Shared Services Agreement

Caesars Entertainment Operating Company, Inc. (“CEOC”) entered into a shared services agreement with the certain of our entities involved in the CMBS financing (the “CMBS Entities”), pursuant to which CEOC will provide to the CMBS Entities certain corporate services. The services include but are not limited to: information technology services; website management services; operations and production services; vendor relationship management services; strategic sourcing services; real estate services; development services; construction services; finance and accounting services; procurement services; treasury and trust services; human resources services; marketing and public relations services; legal services; insurance services; corporate/executive services; payroll services; security and surveillance services; government relation services; communication services; consulting services; and data access services.

Pursuant to the agreement, CEOC granted the CMBS Entities the right to use certain software and other intellectual property rights granted or licensed to us and/or our direct or indirect subsidiaries. The agreement provides that the cost of the services described above will be allocated between CEOC and the CMBS Entities on the property-level basis that the Company has historically used to allocate such costs, and on a 70%/30% basis for those costs that have not previously been allocated to the various properties, or pursuant to such other methods as the Board of Directors of the Company determines in good faith to be an equitable allocation of such costs between us and the CMBS agreement also memorializes certain short-term cash management arrangements and other operating efficiencies that reflect the way in which the Company has historically operated its business. Payments made to CEOC under the shared services agreement are subordinated to the obligations of the CMBS Entities under the CMBS financing. In addition, the agreement provides that certain insurance proceeds payable in respect of assets underling the CMBS financing and CEOC properties will be paid first to the CMBS Entities to the extent of amounts payable thereto. The agreement terminates in January 2014 and may be terminated by the parties at any time prior to January 2014.

License Agreement

One of our subsidiaries entered into license agreements with certain of the CMBS Entities pursuant to which the CMBS Entities license certain trademarks that are owned or licensed by such subsidiary.

Irrevocable Proxy

On November 22, 2010, affiliates of the Sponsors and their co-investors entered into an irrevocable proxy vesting voting and dispositive control of their common stock of Caesars in Hamlet Holdings. As a result, Hamlet Holdings has voting and dispositive control of approximately 89.3% of our common stock outstanding.

Director Independence

As of February 28, 2011, our Board of Directors was comprised of Jeffrey Benjamin, David Bonderman, Jonathan Coslet, Kelvin Davis, Gary Loveman, Karl Peterson, Eric Press, Marc Rowan, David Sambur, Lynn C. Swann, Jinlong Wang, and Christopher J. Williams. Though not formally considered by our Board given that our securities are no longer registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was listed prior to the Acquisition, we do not believe that Messrs. Benjamin, Bonderman, Coslet, Davis, Loveman, Peterson, Press, Rowan or Sambur would be considered independent because of their relationships with certain affiliates of the funds and other entities which have sole voting and dispositive control over 89.3% of our outstanding common stock, and other relationships with us.

ITEM 14.	Principal Accountant Fees and Services.

FEES PAID TO DELOITTE & TOUCHE LLP

The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2010 and 2009:

	2010	2009
	(in thousands)
Audit Fees (a)	$4,975.0	$4,802.0
Audit-Related Fees (b)	590.1	524.0
Tax Fees (c)	1,719.2	1,127.0

Total	$7,284.3	$6,453.0

(a)	Audit Fees—Fees for audit services billed in 2010 and 2009 consisted of:

•	Audit of the Company’s annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company’s quarterly financial statements; and

•	Comfort letters, statutory and regulatory audits, consents and other services related to Securities and Exchange Commission (“SEC”) matters.

(b)	Audit-Related Fees—Fees for audit-related services billed in 2010 and 2009 consisted of:

•	Quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations;

•	Internal control reviews;

•	Employee benefit plan audits; and

•	Agreed-upon procedures engagements.

(c)	Tax Fees—Fees for tax services paid in 2010 and 2009 consisted of tax compliance and tax planning and advice:

•

Fees for tax compliance services totaled $834,715 and $220,000 in 2010 and 2009, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i. Federal, state and local income tax return assistance

ii. Requests for technical advice from taxing authorities

iii. Assistance with tax audits and appeals

•

Fees for tax planning and advice services totaled $884,450 and $907,000 in 2010 and 2009, respectively. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of:

i. Tax advice related to structuring certain proposed mergers, acquisitions and disposals

ii. Tax advice related to the alteration of employee benefit plans

iii. Tax advice related to an intra-group restructuring

		2010	2009
Memo:	Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.14:1	0.16:1

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

The services performed by Deloitte & Touche LLP in 2010 and 2009 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 26, 2003, meeting, and amended at its April 15, 2004, meeting. This policy describes the permitted audit, audit-related, tax and other services that Deloitte & Touche may perform. Any requests for audit services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax or other services also must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the Audit Committee. The Chairperson must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

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

No fees were approved under the de minimis provision in 2010 or 2009.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1.	Financial statements of the Company (including related Notes to Consolidated Financial Statements) filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the Successor Years Ended December 31, 2010 and 2009, the Successor period from January 28, 2008 through December 31, 2008, and the Predecessor period from January 1, 2008 through January 27, 2008.

Consolidated Statements of Stockholders’ Equity/(Deficit) and Comprehensive (Loss)/Income for the Successor Years Ended December 31, 2010 and 2009, the Successor period from January 28, 2008 through December 31, 2008, and the Predecessor period from January 1, 2008 through January 27, 2008.

Consolidated Statements of Cash Flows for the Successor Years Ended December 31, 2010 and 2009, the Successor period from January 28, 2008 through December 31, 2008, and the Predecessor period from January 1, 2008 through January 27, 2008.

2.	Schedules for the Successor Years Ended December 31, 2010 and 2009, the Successor period from January 28, 2008 through December 31, 2008, and the Predecessor period from January 1, 2008 through January 27, 2008 are as follows:

Schedule II—Consolidated valuation and qualifying accounts.

Schedules I, III, IV, and V are not applicable and have therefore been omitted.

3.	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation dated November 22, 2010 (Incorporated by reference to the exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.2	Bylaws of Caesars Entertainment Corporation, as amended on November 22, 2010 (Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.3	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010 (Incorporated by reference to the exhibit 3.3 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.4	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.6	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.4	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.5	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.6	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.7	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.8	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

Exhibit Number	Exhibit Description

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.12	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.13	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.14	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.15	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.16	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.17	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.18	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.19	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

Exhibit Number	Exhibit Description

4.20	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.21	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.22	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.23	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.24	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.25	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

4.26	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.27	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.28	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.29	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.30	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Exhibit Description

4.31	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.32	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.33	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.34	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.35	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 17, 2009.)

4.36	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.37	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

4.38	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.39	Registration Rights Agreement, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc, as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.40	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

Exhibit Number	Exhibit Description

4.41	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.42	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

4.43	Joinder to Registration Rights Agreement, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 29, 2009.)

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

Exhibit Number	Exhibit Description

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.14	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.15	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2010.)

†10.16	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.17	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.18	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

†10.19	Employment Agreement made as of October 14, 2009 between Harrah’s Operating Company, Inc. and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.20	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.21	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

10.22	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

Exhibit Number	Exhibit Description

10.23	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.24	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.25	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.26	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.27	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.28	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.29	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.30	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.31	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.32	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.33	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.34	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.35	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.36	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

Exhibit Number	Exhibit Description

†10.37	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.38	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended February 23, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed March 1, 2010.)

†10.39	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.40	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.41	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.42	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.43	Stock Option Grant Agreement dated December 1, 2009 between Peter E. Murphy and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

†10.44	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Gary W. Loveman, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne, and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.45	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.).

10.46	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.47	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.48	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.49	Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah’s Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.50	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah’s Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.51	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah’s Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.52	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah’s Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.53	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah’s Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.54	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah’s Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.55	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah’s Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.56	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah’s Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.57	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah’s Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.58	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah’s Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.59	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah’s Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.60	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.61	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.62	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.63	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.64	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.65	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.66	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.67	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.68	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.69	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.70	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.71	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

†10.72	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Registration Statement filed November 16, 2010).

10.73	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010 (Incorporated by reference to the exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010)

10.74	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010 (Incorporated by reference to the exhibit 10.2 to the Company’s Current Report on From 8-K filed November 24, 2010)

10.75	Registration Rights Agreement, dated as of November 23, 2010, by and between Caesars Entertainment Corporation and Paulson & Co. Inc., on behalf of the several investment funds and accounts managed by it (Incorporated by reference to the exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 24, 2010)

†10.76	Financial Counseling Plan of Harrah’s Entertainment, Inc., as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

*12	Computation of Ratios.

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*21	List of subsidiaries of Caesars Entertainment Corporation.

*23	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 4, 2011.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 4, 2011.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 4, 2011.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 4, 2011.

*99.1	Supplemental Discussion of Pro Forma Caesars Entertainment Operating Company, Inc. Financial Results

*99.2	Supplemental Discussion of Caesars CMBS Properties Financial Results

*99.3	Gaming and Regulatory Overview

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 15(a)(3) of Form 10-K.

*	Filed herewith.

Schedule II

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
YEAR ENDED DECEMBER 31, 2010
Allowance for doubtful accounts
Current	$207.1	$66.1	$—	$(56.9)	(a)	$216.3

Long-term	$0.3	$—	$—	$—		$0.3

Liability to sellers under acquisition agreement (b)	$1.4	$—	$—	$(0.2)		$1.2

YEAR ENDED DECEMBER 31, 2009
Allowance for doubtful accounts
Current	$201.4	$72.1	$13.1	$(79.5	)(a)	$207.1

Long-term	$0.3	$—	$—	$—		$0.3

Liability to sellers under acquisition agreement (b)	$1.6	$—	$—	$(0.2)		$1.4

YEAR ENDED DECEMBER 31, 2008
Allowance for doubtful accounts
Current	$126.2	$85.9	$45.3	$(56.0	)(a)	$201.4

Long-term	$0.3	$—	$—	$—		$0.3

Liability to sellers under acquisition agreement (b)	$1.8	$—	$—	$(0.2)		$1.6

(a)	Uncollectible accounts written off, net of amounts recovered.

(b)	We acquired Players International, Inc., (“Players”) in March 2000. In 1995, Players acquired a hotel and land adjacent to its riverboat gaming facility in Lake Charles, Louisiana, for cash plus future payments to the seller based on the number of passengers boarding the riverboat casinos during a defined term. In accordance with the guidance provided by ASC 805 regarding the recognition of liabilities assumed in a business combination accounted for as a purchase, Players estimated the net present value of the future payments to be made to the sellers and recorded that amount as a component of the total consideration paid to acquire these assets. Our recording of this liability in connection with the purchase price allocation process following the Players acquisition was originally reported in 2000. Our casino operations in Lake Charles sustained significant damage in late third quarter 2005 as a result of Hurricane Rita. As a result of hurricane damage, and upon the Company’s subsequent decision to scale back operations in Lake Charles and ultimately sell the property, the current and long-term portions of this obligation were written down in fourth quarter 2005; the credit was included in Discontinued operations on our Consolidated Statements of Operations. We sold Harrah’s Lake Charles in fourth quarter 2006. Prior to the sale, the current and long-term portions of this obligation were included in Liabilities held for sale on our Consolidated Balance Sheets. The remaining long-term portion of this liability is included in Deferred credits and other on our Consolidated Balance Sheets; the current portion of this obligation is included in Accrued expenses on our Consolidated Balance Sheets.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

March 4, 2011	By:	/S/ GARY W. LOVEMAN
Gary W. Loveman
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BENJAMIN	Director	March 4, 2011
Jeffrey Benjamin

/s/ DAVID BONDERMAN	Director	March 4, 2011
David Bonderman

/s/ JONATHAN COSLET	Director	March 4, 2011
Jonathan Coslet

/s/ KELVIN DAVIS	Director	March 4, 2011
Kelvin Davis

/s/ GARY W. LOVEMAN	Director, Chairman of the Board,	March 4, 2011
Gary W. Loveman	Chief Executive Officer and President

/s/ KARL PETERSON	Director	March 4, 2011
Karl Peterson

/s/ ERIC PRESS	Director	March 4, 2011
Eric Press

/s/ MARC ROWAN	Director	March 4, 2011
Marc Rowan

/s/ DAVID SAMBUR	Director	March 4, 2011
David Sambur

/s/ LYNN C. SWANN	Director	March 4, 2011
Lynn C. Swann

/s/ JINLONG WANG	Director	March 4, 2011
Jinlong Wang

/s/ CHRISTOPHER J. WILLIAMS	Director	March 4, 2011
Christopher J. Williams

/s/ JONATHAN S. HALKYARD	Senior Vice President and Chief	March 4, 2011
Jonathan S. Halkyard	Financial Officer

/s/ DIANE E. WILFONG	Vice President, Controller and Chief	March 4, 2011
Diane E. Wilfong	Accounting Officer