Form 10-K/A
period 2010-12-31
CAESARS ENTERTAINMENT Corp
filed 2011-03-17
CIK 858339

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed to amend Caesars Entertainment Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, previously filed on March 4, 2011 (the “Original Filing”), in order to correct the Company’s disclosures in Part IV, Item 15, “Exhibits, Financial Statement Schedules” related to Exhibit 99.1, Supplemental Discussion of Caesars Entertainment Operating Company, Inc. (“CEOC”) Results. A substantial portion of the debt of the Company’s consolidated group is issued by CEOC. Therefore, the Company provides supplemental information pertaining solely to the results of operations of CEOC.

Within CEOC’s Condensed Combined Statement of Cash Flows for the year ended December 31, 2010, included in Exhibit 99.1 of the Original Filing, the Company erroneously presented a receipt by CEOC of approximately $220 million for a federal income tax refund as an operating cash inflow, with a corresponding transfer of cash to the Company as a financing cash outflow. The cash flow associated with the federal income tax refund came directly to the Company and should not have been included in either the operating or financing sections of the CEOC Condensed Combined Statement of Cash Flows. The Company is filing this Amendment No. 1 to correct those line items in CEOC’s Condensed Combined Statement of Cash Flows for the year ended December 31, 2010. This error had no impact on the net loss or financial position of either the Company or CEOC for the year ended December 31, 2010.

For the convenience of the reader, Exhibit 99.1 sets forth the originally filed Exhibit in its entirety. However, the only changes in this Amendment No. 1 to the original Exhibit 99.1 filed with the Original Filing are those revisions related to the description above.

This Amendment No. 1 includes only Exhibit 99.1 of the Original Filing and does not amend or update any other information contained in the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Description
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2011.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2011.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2011.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2011.

*99.1	Supplemental Discussion of Pro Forma Caesars Entertainment Operating Company, Inc. Financial Results

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 17, 2011	CAESARS ENTERTAINMENT CORPORATION

	By:	/s/ Diane E. Wilfong
Diane E. Wilfong Vice President, Controller and Chief Accounting Officer