Form 10-Q
period 2011-03-31
CAESARS ENTERTAINMENT Corp
filed 2011-05-12
CIK 858339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 12, 2011, the Registrant had 71,795,409 shares of voting Common Stock outstanding.

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Consolidated Condensed Financial Statements of Caesars Entertainment Corporation, a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, operating results and cash flows.

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share amounts)	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$880.5	$987.0
Receivables, less allowance for doubtful accounts of $214.2 and $216.3	366.6	393.2
Deferred income taxes	171.1	175.8
Prepayments and other	237.4	184.1
Inventories	47.2	50.4
Assets held for sale	2.8	—

Total current assets	1,705.6	1,790.5

Land, buildings, riverboats and equipment	19,763.5	19,758.1
Less: accumulated depreciation	(2,166.0)	(1,991.5)

	17,597.5	17,766.6
Goodwill	3,422.3	3,420.9
Intangible assets other than goodwill	4,734.7	4,711.8
Investments in and advances to non-consolidated affiliates	100.9	94.0
Restricted cash	55.6	—
Deferred charges and other	787.9	803.9

	$28,404.5	$28,587.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$243.0	$251.4
Interest payable	402.4	201.5
Accrued expenses	1,015.2	1,074.3
Current portion of long-term debt	102.9	55.6

Total current liabilities	1,763.5	1,582.8
Long-term debt	18,648.1	18,785.5
Deferred credits and other	864.3	923.1
Deferred income taxes	5,570.8	5,623.7

	26,846.7	26,915.1
Stockholders’ equity/(deficit)
Common stock; voting; $0.01 par value; 1,250,000,000 shares authorized; 71,799,659 and 71,809,719 shares issued and outstanding (net of 164,406 and 154,346 shares held in treasury) as of March 31, 2011 and December 31, 2010, respectively	0.7	0.7
Additional paid-in capital	6,911.7	6,906.5
Accumulated deficit	(5,242.4)	(5,105.6)
Accumulated other comprehensive loss	(155.8)	(168.8)

Total Caesars Entertainment Corporation Stockholders’ equity	1,514.2	1,632.8
Non-controlling interests	43.6	39.8

Total stockholders’ equity	1,557.8	1,672.6

	$28,404.5	$28,587.7

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31,
(In millions, except share and per share data)	2011	2010
Revenues
Casino	$1,663.1	$1,750.0
Food and beverage	377.9	374.0
Rooms	293.5	268.4
Management fees	9.1	13.1
Other	144.6	131.0
Less: casino promotional allowances	(309.2)	(348.1)

Net revenues	2,179.0	2,188.4

Operating expenses
Direct
Casino	940.0	987.6
Food and beverage	158.5	144.6
Rooms	67.9	59.2
Property general, administrative and other	527.7	503.3
Depreciation and amortization	177.0	169.7
Project opening costs	0.2	0.7
Write-downs, reserves and recoveries	18.3	12.5
(Income)/loss on interests in nonconsolidated affiliates	(0.3)	0.6
Corporate expense	34.3	34.5
Acquisition and integration costs	2.6	7.2
Amortization of intangible assets	39.3	42.7

Total operating expenses	1,965.5	1,962.6

Income from operations	213.5	225.8
Interest expense, net of interest capitalized	(473.4)	(491.5)
Gains/(losses) on early extinguishments of debt	33.2	(47.4)
Other income, including interest income	3.5	14.6

Loss before income taxes	(223.2)	(298.5)
Benefit for income tax	78.4	104.9

Net loss	(144.8)	(193.6)
Less: net income attributable to non-controlling interests	(2.7)	(2.0)

Net loss attributable to Caesars Entertainment Corporation	$(147.5)	$(195.6)

Loss per share - basic and diluted	$(2.05)	$(4.73)

Basic and diluted weighted-average common shares outstanding	71,803,988	41,335,253

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended March 31,
(In millions)	2011	2010
Cash flows (used in)/provided by operating activities
Net loss	$(144.8)	$(193.6)
Adjustments to reconcile net loss to cash flows provided by operating activities:
(Gains)/losses on early extinguishments of debt	(33.2)	47.4
Depreciation and amortization	277.8	275.4
Non-cash write-downs, reserves and recoveries, net	3.1	(3.9)
Share-based compensation expense	5.9	6.7
Deferred income taxes	(76.5)	(127.9)
Gain on investment	—	(7.1)
Net change in long-term accounts	(9.0)	86.3
Net change in working capital accounts	150.9	113.3
Other	3.6	(34.3)

Cash flows provided by operating activities	177.8	162.3

Cash flows (used in)/provided by investing activities

Land, buildings, riverboats and equipment additions, net of change in construction payables	(37.9)	(35.7)

Change in restricted cash	(81.0)	—
Payment made for partnership interest	—	(19.5)
Cash acquired in business acquisition, net of transaction costs	—	13.0
Investments in/advances to non-consolidated affiliates and other	(67.5)	—
Proceeds from other asset sales	0.1	12.5
Other	(5.1)	(3.9)

Cash flows used in investing activities	(191.4)	(33.6)

Cash flows provided by/(used in) financing activities
Debt issuance costs	—	(2.3)
Borrowings under lending agreements	50.0	545.0
Repayments under lending agreements	(50.0)	(472.0)
Cash paid in connection with early extinguishments of debt	(75.7)	—
Scheduled debt retirements	(12.6)	(159.5)
Non-controlling interests’ distributions, net of contributions	(2.1)	(1.4)
Other	(2.5)	(2.0)

Cash flows used in financing activities	(92.9)	(92.2)

Effect of deconsolidation of variable interest entities	—	(7.9)

Net (decrease)/increase in cash and cash equivalents	(106.5)	28.6
Cash and cash equivalents, beginning of period	987.0	918.1

Cash and cash equivalents, end of period	$880.5	$946.7

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(UNAUDITED)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total	Comprehensive Loss
(In millions)	Shares Outstanding	Amount
Balance at December 31, 2010	71.8	$0.7	$6,906.5	$(5,105.6)	$(168.8)	$39.8	$1,672.6
Net (loss)/income				(147.5)		2.7	(144.8)	$(144.8)
Share-based compensation			5.9				5.9
Repurchase of treasury shares	*	*	(0.7)				(0.7)
Post Retirement Medical, net of tax					0.1		0.1	0.1
Pension adjustment, net of tax					(1.0)		(1.0)	(1.0)
Foreign currency translation adjustments, net of tax					(18.9)	3.2	(15.7)	(15.7)
Fair market value of swap agreements, net of tax					29.3		29.3	29.3
Fair market value of interest rate cap agreements on commercial mortgage backed securities, net of tax					3.5		3.5	3.5
Reclassification of loss on interest rate locks from other comprehensive loss to interest expense, net of tax					0.2		0.2	0.2
Unrealized gains/losses on investments, net of tax					(0.2)		(0.2)	(0.2)
Non-controlling distributions, net of contributions						(2.1)	(2.1)
Effect of ASU 2010-16 Accruals for Casino Jackpot Liabilities, net of tax				10.7			10.7

Comprehensive Loss, three months ended March 31, 2011								$(128.6)

Balance at March 31, 2011	71.8	$0.7	$6,911.7	$(5,242.4)	$(155.8)	$43.6	$1,557.8

*	Amount rounds to zero and does not change rounded total.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.) (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Caesars Entertainment,” the “Company,” “we,” “our” and “us”), is a Delaware corporation. As of March 31, 2011, we owned, operated or managed 52 casinos in 12 U.S. states and seven countries. The vast majority of these casinos operate in the United States and England, primarily under the Caesars, Harrah’s and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one operated casino in Canada, one combination greyhound racetrack and casino, one combination thoroughbred racetrack and casino, and one combination harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction, hereinafter referred to as the “Acquisition.” As a result of the Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of common stock of Caesars Entertainment are owned by entities affiliated with Apollo, TPG, Paulson & Co. Inc. (“Paulson”), certain co-investors and members of management.

The accompanying unaudited Consolidated Condensed Financial Statements of Caesars Entertainment Corporation, a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, operating results and cash flows.

We have recast certain amounts for prior periods to conform to our 2011 presentation.

Subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2010, the Company determined that $64.9 million reported as cash and cash equivalents as of December 31, 2010 should have been reported as either current or non-current restricted cash at that date. At March 31, 2011, the Company has presented $81.0 million as current and non-current restricted cash, including the $64.9 million that existed as of December 31, 2010. Restricted cash primarily consists of cash reserved under loan agreements for certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance and capital improvements. The consolidated condensed statement of cash flows for the quarter ended March 31, 2011 includes $81.0 million of investing cash outflows for the funding of restricted cash balances, including the restricted cash funded prior to 2011. Management has determined that reclassifying the cash balances on the March 31, 2011 balance sheet and reporting the aggregate investing cash outflows in the first quarter of 2011 is not a material correction of our 2010 financial statements.

Note 2—Recently Issued Accounting Pronouncements

The following are accounting standards adopted or issued during 2011 that could have an impact on our Company.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” (ASC Topic 350, “Intangibles-Goodwill and Other”). The amendment in this update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. As of our 2010 annual assessment of goodwill and other non-amortizing intangible assets for impairment, we did not have any reporting units with zero or negative carrying amounts.

We adopted the provision of ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities,” (ASC Topic 924, “Entertainment—Casinos”) on January 1, 2011. The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Instead, jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This update applies to both base and

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

progressive jackpots. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Upon adoption of this standard on January 1, 2011, we adjusted our recorded accrual in the amount of $16.7 million ($10.7 million net of tax) with a corresponding cumulative effect adjustment to Retained Earnings.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Note 3—Development and Acquisition Activity

Acquisition of Planet Hollywood

On February 19, 2010, Caesars Entertainment Operating Company, Inc. (“CEOC”)(formerly known as Harrah’s Operating Company, Inc.), a wholly-owned subsidiary of Caesars Entertainment Corporation, acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns the Planet Hollywood Resort and Casino (“Planet Hollywood”) located in Las Vegas, Nevada. PHW Las Vegas is an unrestricted subsidiary of CEOC and therefore not a borrower under CEOC’s credit facilities.

The Company paid approximately $67.2 million substantially during the second half of 2009 for the combination of i) the Company’s initial debt investment in certain predecessor entities of PHW Las Vegas; and ii) certain interest only participations associated with the debt of certain predecessor entities of PHW Las Vegas. In connection with the February 2010 cancellation of our debt investment in such predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investments to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Statement of Operations for the quarter ended March 31, 2010. Also, as a result of the acquisition, the Company acquired the net cash balance of PHW Las Vegas during the quarter ended March 31, 2010, net of closing costs.

In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of CEOC canceled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into an amended and restated loan agreement (the “Amended and Restated Loan Agreement”) as discussed in Note 5, “Debt.”

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Purchase Accounting

The Company accounted for the acquisition of PHW Las Vegas in accordance with ASC 805, “Business Combinations,” under which the purchase price of the acquisition was allocated based upon estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. During the quarter ended March 31, 2011, the Company finalized its purchase price allocation and the supporting valuations and related assumptions. Based upon this finalization, the Company made adjustments to its final purchase price allocation resulting in an increase to the recorded goodwill of $2.4 million and concluding on final assets and liabilities of PHW Las Vegas as follows:

(In millions)	February 19, 2010
Assets
Current assets
Cash and cash equivalents	$31.3
Accounts receivable	13.6
Prepayments and other	5.5
Inventories	1.9

Total current assets	52.3
Land, buildings, riverboats and equipment	461.0
Goodwill	18.7
Intangible assets other than goodwill	5.4
Deferred charges and other	4.6

542.0

Liabilities
Current liabilities
Accounts payable	(1.9)
Interest payable	(1.1)
Accrued expenses	(27.7)
Current portion of long-term debt	(4.3)

Total current liabilities	(35.0)
Long-term debt, net of discount	(433.3)
Deferred credits and other	(12.6)

Total liabilities	(480.9)

Net assets acquired	$61.1

Acquisition of Thistledown Racetrack

On May 25, 2010, CEOC entered into an agreement to purchase the assets of Thistledown Racetrack. The acquisition was completed on July 28, 2010 at a cost of approximately $42.5 million. The results of Thistledown Racetrack for periods subsequent to July 28, 2010 are consolidated with our results.

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

Venture with Rock Gaming, LLC

In December 2010, we formed a venture, Rock Ohio Caesars LLC, with Rock Gaming, LLC, to pursue casino developments in Cincinnati and Cleveland. Pursuant to the agreements forming the venture, we have committed to invest up to $200.0 million for an approximate 30.0% interest in the venture. As part of our investment, we plan to contribute Thistledown Racetrack to the venture. The casino developments will be managed by subsidiaries of Caesars Entertainment Corporation.

Completion of the casino developments is subject to a number of conditions, including, without limitation, the venture’s ability to obtain financing for development of the projects, the adoption of final rules and regulations by the Ohio casino control commission and receipt of necessary licensing to operate casinos in the State of Ohio.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

During the quarter ended March 31, 2011, the Company contributed an additional $7.5 million into its venture with Rock Gaming, LLC, bringing its total investment to approximately $71.5 million. This contribution is included in the line “Investments in and advances to non-consolidated affiliates” in our Consolidated Condensed Balance Sheet at March 31, 2011.

Suffolk Downs

On March 29, 2011, we acquired an interest in Sterling Suffolk Racecourse, LLC, which owns a horse-racing track in Massachusetts, along with options to purchase additional interests and the right to manage a potential future gaming facility. The consideration paid for this investment has been recorded as an amortizing intangible asset, representing the right to manage the potential future gaming facility, with amortization commencing upon the future opening date of such facility. Our interest will be accounted for using the cost method of accounting.

Note 4—Goodwill and Other Intangible Assets

We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangible Assets – Goodwill and Other,” which provides guidance regarding the recognition and measurement of intangible assets and requires at least annual assessments for impairment of intangible assets that are not subject to amortization.

The following table sets forth changes in our goodwill and other intangible assets for the three months ended March 31, 2011:

	Amortizing	Non-Amortizing Intangible Assets
(In millions)	Intangible Assets	Goodwill	Other
Balance at December 31, 2010	$1,235.1	$3,420.9	$3,476.7
Acquisitions	60.0	2.4	—
Amortization Expense	(39.3)	—	—
Other, including foreign translations	0.8	(1.0)	1.4

Balance at March 31, 2011	$1,256.6	$3,422.3	$3,478.1

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	March 31, 2011				December 31, 2010
(In millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	8.9	$1,456.9	$(398.0)	$1,058.9	$1,456.9	$(366.5)	$1,090.4
Contract rights	3.6	193.1	(89.6)	103.5	132.5	(85.6)	46.9
Patented technology	4.9	93.9	(37.1)	56.8	93.5	(34.1)	59.4
Gaming rights	13.3	42.8	(8.3)	34.5	42.8	(7.6)	35.2
Trademarks	1.8	7.8	(4.9)	2.9	7.8	(4.6)	3.2

		$1,794.5	$(537.9)	1,256.6	$1,733.5	$(498.4)	1,235.1

Non-amortizing intangible assets
Trademarks				1,916.9			1,916.7
Gaming rights				1,561.2			1,560.0

				3,478.1			3,476.7

Total intangible assets other than goodwill				$4,734.7			$4,711.8

The aggregate amortization of intangible assets for the quarter ended March 31, 2011 was $39.3 million. Estimated annual amortization expense for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is $156.3 million, $154.9 million, $152.5 million, $142.3 million, $142.3 million and $547.6 million, respectively.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Note 5—Debt

The following table presents our outstanding debt as of March 31, 2011 and December 31, 2010:

Detail of Debt (dollars in millions)	Final Maturity		Rate(s) at Mar. 31, 2011	Face Value at Mar. 31, 2011	Book Value at Mar. 31, 2011	Book Value at Dec. 31, 2010
Credit Facilities and Secured Debt

Term Loans B1 - B3	2015		3.30%	$5,810.1	$5,810.1	$5,815.1
Term Loans B4	2016		9.50%	987.5	966.5	968.3
Revolving Credit Facility	2014		—	—	—	—
Senior Secured Notes	2017		11.25%	2,095.0	2,050.9	2,049.7
CMBS financing	2015	*	3.27%	5,081.5	5,074.7	5,182.3
Second-Priority Senior Secured Notes	2018		12.75%	750.0	741.5	741.3
Second-Priority Senior Secured Notes	2018		10.0%	4,553.1	2,054.7	2,033.3
Second-Priority Senior Secured Notes	2015		10.0%	214.8	158.0	156.2
Chester Downs term loan	2016		12.375%	243.4	233.6	237.5
PHW Las Vegas senior secured loan	2015	**	3.114%	529.0	428.6	423.8
Other	Various		4.25%-6.0%	0.7	0.7	1.4
Subsidiary-guaranteed debt
Senior Notes, including senior interim loans	2016		10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes, including senior interim loans	2018		10.75%/11.5%	11.1	11.1	10.5
Unsecured Senior Debt
5.375%	2013		5.375%	125.2	103.3	101.6
7.0%	2013		7.0%	0.6	0.6	0.6
5.625%	2015		5.625%	364.6	275.1	273.9
6.5%	2016		6.5%	248.7	183.8	183.8
5.75%	2017		5.75%	153.9	103.5	105.5
Floating Rate Contingent Convertible Senior Notes	2024		0.303%	0.2	0.2	0.2
Other Unsecured Borrowings
5.3% special improvement district bonds	2035		5.3%	67.1	67.1	67.1
Other	Various		Various	1.0	1.0	1.0
Capitalized Lease Obligations
6.42%-9.8%	to 2020		6.42%-9.8%	7.4	7.4	9.4

Total debt				21,723.5	18,751.0	18,841.1
Current portion of long-term debt				(102.9)	(102.9)	(55.6)

Long-term debt				$21,620.6	$18,648.1	$18,785.5

*	We are permitted to extend the maturity of the CMBS Loans from 2013 to 2015, subject to satisfying certain conditions, in connection with the amendment to the CMBS Facilities
**	The Planet Hollywood Las Vegas senior secured loan is subject to extension options moving its maturity from 2011 to 2015, subject to certain conditions.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

As of March 31, 2011, book values are presented net of unamortized discounts of $2,973.0 million and unamortized premiums of $0.5 million. Book values of debt as of December 31, 2010 are presented net of unamortized discounts of $3,006.6 million.

Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, the special improvement district bonds, and $50.0 million face value of CMBS financing repurchased on April 1, 2011. The PHW Las Vegas senior secured loan has not been included in current maturities of debt as of March 31, 2011 based upon the Company’s ability and intent to exercise its options to extend the maturity of this loan.

Credit Agreement

In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities.”) This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing (as defined below).

As of March 31, 2011, our Credit Facilities provide for senior secured financing of up to $8,427.6 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,797.6 million with $5,810.1 million maturing on January 28, 2015 and $987.5 million maturing on October 31, 2016, (the $987.5 million borrowing defined as the “Incremental Loans”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $6,797.6 million face amount of borrowings were outstanding under the Credit Facilities as of March 31, 2011, with $126.4 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,503.6 million of additional borrowing capacity was available to the Company under its revolving credit facility as of March 31, 2011.

CMBS Financing

In connection with the Acquisition, eight of our properties and their related assets were spun out of CEOC to Caesars Entertainment. As of the Acquisition date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6,500 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Caesars Entertainment. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of CEOC to Caesars Entertainment and became property secured under the CMBS loans, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to CEOC from Caesars Entertainment, and no longer secured the CMBS Financing, as contemplated under the debt agreements effective pursuant to the Acquisition.

On August 31, 2010, we executed an agreement with the lenders to amend the terms of our CMBS Financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS properties at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS properties that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be canceled.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

In March 2011, we purchased $108.1 million of face value of CMBS Loans for $73.5 million, recognizing a pre-tax gain of $33.2 million, net of deferred finance charges.

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

Exchange Offers, Debt Purchases and Open Market Purchases

From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These purchases will be funded through available cash from operations and from our established debt programs. Such purchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

On June 3, 2010, Caesars announced an agreement under which affiliates of each of Apollo, TPG and Paulson & Co. Inc. (“Paulson”) were to exchange approximately $1,118.3 million face amount of debt for approximately 15.7 percent of the common equity of Caesars Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835.4 million, face amount, of CEOC notes that were held by another subsidiary of Caesars Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The notes that were purchased, together with $282.9 million face amount of notes they had previously acquired, were exchanged for equity in the fourth quarter of 2010. The notes exchanged for equity are held by a subsidiary of Caesars Entertainment and remain outstanding for purposes of CEOC. The exchange was accounted for as an equity transaction.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of March 31, 2011, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan and 150 basis points over LIBOR for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0%; in each case plus an applicable margin. At March 31, 2011, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of March 31, 2011, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

The amount outstanding under the PHW Las Vegas senior secured loan bears interest, payable to third party lenders on a monthly basis, at a rate per annum equal to LIBOR plus 1.530%. Interest only participations of PHW Las Vegas bear interest at a fixed rate equal to $7.3 million per year, payable to the subsidiary of CEOC that owns such participations.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

In connection with PHW Las Vegas’ Amended and Restated Loan Agreement, Caesars Entertainment entered into a Guaranty Agreement (the “Guaranty”) for the benefit of the Lender pursuant to which Caesars Entertainment guaranteed to the Lender certain recourse liabilities of PHW Las Vegas. Caesars Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million provided that such recourse liabilities of PHW Las Vegas do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by Caesars Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Registrant, to the full extent of the actual benefit received by the Registrant. Pursuant to the Guaranty, Caesars Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.

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

        The PHW Las Vegas senior secured loan requires that the Company maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance. Amounts deposited into the specified reserve funds are reported within the accompanying consolidated condensed balance sheet as current and non-current restricted cash as of March 31, 2011.

Certain covenants contained in CEOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). The June 3, 2009 amendment and waiver to our credit agreement

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

We believe we are in compliance with CEOC’s Credit Facilities and indentures, including the Senior Secured Leverage Ratio, as of March 31, 2011. If our LTM Adjusted EBITDA were to decline significantly from the level achieved at March 31, 2011, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under CEOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our Credit Facilities allow us to apply cash contributions received by CEOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

The CMBS Financing includes negative covenants, subject to certain exceptions, restricting or limiting the ability of the borrowers and operating companies under the CMBS Financing to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) make certain investments, loans and advances; (iv) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (v) enter into certain transactions with its affiliates; (vi) engage in any business other than the ownership of the properties and business activities ancillary thereto; and (vi) amend or modify the articles or certificate of incorporation, by-laws and certain agreements.

The CMBS Financing also includes affirmative covenants that require the CMBS properties to, among other things, maintain the borrowers as “special purpose entities”, maintain certain reserve funds in respect of furniture, fixtures, and equipment, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. Amounts deposited into the specified reserve funds are reported within the accompanying consolidated condensed balance sheet as current and non-current restricted cash as of March 31, 2011.

In addition, the CMBS Financing obligates the CMBS properties to apply excess cash in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS properties that may be distributed to Caesars Entertainment. For example, the CMBS properties are required to use 100% of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Caesars Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Caesars Entertainment is limited to 85% of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100% of excess cash flow for such quarter and $31.25 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS properties will need to be applied to such amortization and will not be available for distribution to Caesars Entertainment.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Note 6—Derivative Instruments

Derivative Instruments – Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2011, we have entered into 13 interest rate swap agreements, three of which have effective dates starting in April 2011, subsequent to the expiration of seven of our other swap agreements. As a result of staggering the effective dates, we had a notional amount of $6,500.0 million outstanding through April 25, 2011, and have a notional amount of $5,750.0 million outstanding beginning after April 25, 2011. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of March 31, 2011 are as follows:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Variable Rate Received as of Mar. 31, 2011	Next Reset Date	Maturity Date
April 25, 2007	$200	4.898%	0.303%	—	April 25, 2011
April 25, 2007	200	4.896%	0.303%	—	April 25, 2011
April 25, 2007	200	4.925%	0.303%	—	April 25, 2011
April 25, 2007	200	4.917%	0.303%	—	April 25, 2011
April 25, 2007	200	4.907%	0.303%	—	April 25, 2011
September 26, 2007	250	4.809%	0.303%	—	April 25, 2011
September 26, 2007	250	4.775%	0.303%	—	April 25, 2011
April 25, 2008	2,000	4.276%	0.303%	April 26, 2011	April 25, 2013	*
April 25, 2008	2,000	4.263%	0.303%	April 26, 2011	April 25, 2013	*
April 25, 2008	1,000	4.172%	0.303%	April 26, 2011	April 25, 2012	*
April 26, 2011	250	1.351%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.347%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.350%	—	April 26, 2011	January 25, 2015

*	On April 1, 2011, the Company completed transactions to change the fixed payment rates and extend the maturity dates to January 25, 2015 as more fully described in Note 18, “Subsequent Events.”

The variable rate on our interest rate swap agreements did not materially change as a result of the April 26, 2011 reset.

During October 2009, we borrowed $1,000.0 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facility. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500.0 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000.0 million swap agreement, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss (“AOCL”) associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500.0 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

AOCL into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the quarter ended March 31, 2011, we recorded $2.2 million as an increase to interest expense, and we will record an additional $8.6 million as an increase to interest expense and other comprehensive income over the next twelve months, all related to deferred losses on the $1,000.0 million interest rate swap.

During the fourth quarter of 2009, we re-designated approximately $310.1 million of the $1,000.0 million swap as a cash flow hedging instrument. Also, on September 29, 2010, we entered into three forward interest rate swap agreements for notional amounts totaling $750.0 million that have been designated as cash flow hedging instruments. As a result, at March 31, 2011, $5,810.1 million of our total interest rate swap agreements notional amount of $7,250.0 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap agreement not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

Derivative Instruments – Interest Rate Cap Agreements

On January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective January 28, 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5%. The CMBS interest rate cap was designated as a cash flow hedging instrument for accounting purposes on May 1, 2008.

In 2009, we began purchasing and extinguishing portions of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap remained effective subsequent to each debt extinguishment. In connection with the extinguishments, we reclassified deferred losses out of AOCL and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring. The following table summarizes the face value of debt extinguishments and the amount of deferred losses reclassified out of AOCL (in millions):

Extinguishment Date	Debt Extinguished	Deferred Losses Reclassified
November 30, 2009	$948.8	$12.1
June 7, 2010	46.6	0.8
September 1, 2010	123.8	1.5
December 13, 2010	191.3	3.3
March 11, 2011	108.1	1.4

Subsequent to March 31, 2011, an additional $50.0 million face value of CMBS Financing was purchased and extinguished.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in AOCL associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in AOCL into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the quarter ended March 31, 2011, we recorded $5.2 million as an increase to interest expense, and we will record an additional $20.9 million as an increase to interest expense and AOCL over the next twelve months, all related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the amended and restated loan agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable interest rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we have designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Derivative Instruments – Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of March 31, 2011 and December 31, 2010:

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps		$—		$—	Accrued expenses	$(4.9)	Accrued expenses	$(21.6)
Interest rate swaps	Deferred charges and other	14.5	Deferred charges and other	11.6	Deferred credits and other	(270.5)	Deferred credits and other	(305.5)
Interest rate cap	Deferred charges and other	1.6	Deferred charges and other	3.7		—		—

Subtotal		16.1		15.3		(275.4)		(327.1)
Derivatives not designated as hedging instruments
Interest rate swaps		—		—	Deferred credits and other	(26.7)	Deferred credits and other	(32.2)
Interest rate cap	Deferred charges and other	0.6	Deferred charges and other	1.5		—		—

Subtotal		0.6		1.5		(26.7)		(32.2)

Total Derivatives		$16.7		$16.8		$(302.1)		$(359.3)

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2011 and 2010 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended Mar. 31, 2011	Quarter Ended Mar. 31, 2010		Quarter Ended Mar. 31, 2011	Quarter Ended Mar. 31, 2010		Quarter Ended Mar. 31, 2011	Quarter Ended Mar. 31, 2010
Interest rate contracts	$(44.0)	$45.2	Interest expense	$10.1	$5.9	Interest expense	$(9.8)	$10.6

							Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments						Location of (Gain) or Loss Recognized in Income	Quarter Ended Mar. 31, 2011	Quarter Ended Mar. 31, 2010
Interest rate contracts						Interest expense	$(3.3)	$4.9

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended March 31, 2011 and 2010 by approximately $66.6 million and $66.4 million, respectively.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding the $5,810.1 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, for the next twelve months, a hypothetical 1% increase in corresponding interest rates would increase interest expense for the twelve months following March 31, 2011 by approximately $63.1 million. At March 31, 2011, our weighted average USD LIBOR rate for our variable rate debt was 0.262%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $16.5 million. At March 31, 2011, our variable-rate debt, excluding the aforementioned $5,810.1 million of variable-rate debt hedged using interest rate swap agreements, represents approximately 35% of our total debt, while our fixed-rate debt is approximately 65% of our total debt.

Note 7—Stock-Based Employee Compensation

Our share-based compensation expense consists primarily of time-based and performance-based options that have been granted to management, other personnel and key service providers. As of March 31, 2011, there was approximately $50.6 million of total unrecognized compensation cost related to stock option grants. The Company has recognized compensation expense associated with its stock-based employee compensation programs as follows:

	Quarter Ended March 31,
(In millions)	2011	2010
Amounts included in:
Corporate expense	$3.6	$4.2
Property general, administrative and other	2.3	2.5

Total Stock-Based Compensation Expense	$5.9	$6.7

On February 23, 2010, the Human Resources Committee of the Board of Directors of the Company adopted an amendment to the Company’s Management Equity Incentive Plan (the “Plan”). The amendment provides for an increase in the available number shares of the Registrant’s non-voting common stock for which options may be granted to 4,566,919 shares.

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

The following is a summary of share-based option activity for the three months ended March 31, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2010	4,242,002	$80.75	7.7
Options granted	156,669	59.90
Canceled	(242,559)	66.44

Outstanding at March 31, 2011	4,156,112	80.74	7.4

Exercisable at March 31, 2011	1,056,732	$87.88	6.0

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

The assumptions used to estimate fair value and the resulting estimated fair value of options granted during the quarter ended March 31, 2011 are as follows:

Quarter Ended March 31, 2011
Expected volatility	70.7%
Expected dividend yield	—
Expected term (in years)	6.21
Risk-free interest rate	2.59%
Weighted average fair value per share of options granted	$30.86

Note 8—Preferred and Common Stock

As of March 31, 2011, the total number of shares of capital stock which the Company has authority to issue is 1,375,000,000 shares, consisting of 1,250,000,000 shares of voting economic common stock, par value $.01 per share and 125,000,000 shares of preferred stock, par value $.01 per share. The holders of common stock shall be entitled to one vote per share on all matters to be voted on by the stockholders of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of common stock shall receive a pro-rata distribution of any remaining assets after payment of or provision for liabilities and the liquidation preference on preferred stock, if any.

During the quarter ended March 31, 2011, we paid approximately $0.7 million to purchase 10,060 shares of our outstanding common stock from former employees. Such shares were recorded as treasury shares as of March 31, 2011.

The Company has no shares of preferred stock outstanding at March 31, 2011 and December 31, 2010.

Note 9—Write-downs, Reserves and Recoveries

Write-downs, reserves and recoveries include various pretax charges to record long-lived tangible asset impairments, contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, recoveries of previously recorded non-routine reserves and other non-routine transactions. The components of write-downs, reserves and recoveries were as follows:

	Quarter Ended March 31,
(In millions)	2011	2010
Remediation costs	$3.4	$16.1
Litigation reserves, awards and settlements	0.8	0.5
Efficiency projects	11.6	0.4
Loss on divested or abandoned assets	2.2	—
Other	0.3	(4.5)

Total Write-downs, reserves and recoveries	$18.3	$12.5

Remediation costs relate to projects at certain of our Las Vegas properties.

Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies.

Other write-downs, reserves and recoveries for the quarter ended March 31, 2010 included the release of a $4.8 million reserve for excise tax for which the statute of limitations expired.

Note 10—Income Taxes

We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under ASC 740 “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

The Company’s income tax benefit/(provision) and effective tax rate were as follows:

(In millions, except effective tax rate)	Quarter Ended March 31,
	2011	2010
Loss from continuing operations before income tax	$(223.2)	$(298.5)
Benefit for income taxes	$78.4	$104.9
Effective tax rate	(35.1)%	(35.1)%

Our effective tax rate for the three months ending March 31, 2011 was favorably impacted by the tax effects of state taxes and federal tax credits offset by the impact of nondeductible expenses and accrued interest on prior years’ uncertain tax positions.

Total income taxes were allocated as follows:

Income tax benefit/(provision)	Quarter Ended March 31,
(In millions)	2011	2010
Loss from continuing operations	$78.4	$104.9
Accumulated other comprehensive loss	(17.4)	10.7
Retained earnings	(6.0)	—

	$55.0	$115.6

We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities (uncertain tax benefits (“UTB”)) resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. During the quarter ended March 31, 2011, our UTB, excluding related interest and penalties, decreased by $2.1 million as a result of the expiration of the statute of limitations and translation adjustments on foreign UTBs. This change in gross UTB, excluding related interest and penalties, during the quarter ended March 31, 2011 benefited the effective tax rate by $1.4 million.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. As a result of the expiration of the statute of limitations and closure of IRS audits, our 2004 and 2005 federal income tax years were closed during the year ended December 31, 2009. We filed amended 2005 income tax returns in 2010 to deduct foreign tax credits which were projected to expire. The IRS could reexamine our 2005 federal income tax year with any resultant adjustments limited to the amount of our amended claim. The IRS audit of our 2006 federal income tax year also concluded during the year ended December 31, 2009. The IRS audit of our 2007 federal income tax year concluded during the quarter ended March 31, 2010. The IRS audit of our 2008 federal income tax year concluded during the quarter ended June 30, 2010. During the quarter ended June 30, 2010, we submitted a protest to the IRS Appeals office regarding several issues from the 2008 IRS audit. As our 2008 IRS Appeals conference is scheduled during May 2011, it is reasonably possible that these issues could be settled in the next twelve months; however, we are unable to estimate the impact of a settlement at this time. The IRS audit of our 2009 federal income tax year commenced in the quarter ended March 31, 2011.

We are also subject to exam by various state and foreign tax authorities. Tax years prior to 2005 are generally closed for foreign and state income tax purposes as the statutes of limitations have lapsed. However, various subsidiaries could be examined by the New Jersey Division of Taxation for tax years beginning with 1999 due to our execution of New Jersey statute of limitation extensions.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

Note 11—Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of March 31, 2011 and December 31, 2010.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2011
Assets:
Cash equivalents	$273.6	$273.6	$—	$—
Investments	99.8	97.1	2.7	—
Derivative instruments	16.7	—	16.7	—
Liabilities:
Derivative instruments	(302.1)	—	(302.1)	—

December 31, 2010
Assets:
Cash equivalents	$175.7	$175.7	$—	$—
Investments	95.4	92.7	2.7	—
Derivative instruments	16.8	—	16.8	—
Liabilities:
Derivative instruments	(359.3)	—	(359.3)	—

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts with a maturity of 90 days or less at the date of purchase and utilize Level 1 inputs to determine fair value.

Investments – Investments are primarily debt and equity securities with a maturity date greater than 90 days at the date of the security’s acquisition. The majority of these securities are traded in active markets, have readily determined market values and use Level 1 inputs. Those debt and equity securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. All of these investments are included in either Prepayments and other, or Deferred charges and other, in our Consolidated Balance Sheets. We elect to record marketable securities at fair value.

Investments in marketable securities were as follows:

	March 31, 2011		December 31, 2010
(In millions)	Fair Value	Unrealized Gains/(Losses)	Fair Value	Unrealized Gains/(Losses)
Corporate bonds	$2.7	$0.1	$2.7	$0.1
Equity	2.8	0.6	2.6	0.5
Government bonds	92.2	1.8	88.0	2.1
Mortgaged backed securities	0.1	—	0.1	—
Other liquid investments	2.0	—	2.0	—

Total Investments	$99.8	$2.5	$95.4	$2.7

Derivative instruments – The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in either Deferred charges and other, or Deferred credits and other, in our Consolidated Condensed Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 6, “Derivative Instruments” for more information.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Items to be Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of March 31, 2011 for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of March 31, 2011, the Company’s outstanding debt had a fair value of $19,997.7 million and a carrying value of $18,751.0 million. The Company’s interest rate swaps used for hedging purposes had fair values equal to their carrying values, in the aggregate a liability of $302.1 million for ten of our interest rate swaps and an asset of $14.5 million for three of our interest rate swaps. Our interest rate cap agreements had a fair value equal to their carrying value as an asset of $2.2 million at March 31, 2011. See additional discussion about derivatives in Note 5, “Debt”.

Interest-only Participations – Late in 2009, a subsidiary of CEOC acquired certain interest only participations payable by certain predecessor entities of PHW Las Vegas. When the Company assumed the debt in connection with the acquisition of Planet Hollywood, these interest only participations survived the transaction and remain outstanding as an asset of a subsidiary of CEOC as of March 31, 2011. In connection with both the initial acquisition of the interest only participations and the acquisition of Planet Hollywood, the fair value of these participations was determined based upon valuations as of each date. As the Company owns 100% of the outstanding participations, there is no active market available to determine a trading fair value at any point in time subsequent to the acquisition. As a result, the Company does not have the ability to update the fair value of the interest only participations subsequent to their acquisition and valuation, other than by estimating fair value based upon discounted future cash flows. Since discounted cash flows were used as the primary basis for valuation upon their acquisition, and are also being used as the method to determine the amortization of the value of such participations into earnings, the Company believes that the book value of the interest only participations at March 31, 2011 approximates their fair value.

Note 12—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 45 months from March 31, 2011, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

In addition to the guarantees discussed above, we had total aggregate non-cancelable purchase obligations of $892.0 million as of March 31, 2011, including construction-related commitments.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

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

Contingent Liability - Multi-Employer Pension Plans

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Note 14—Comprehensive Loss

The following activity affected comprehensive loss:

	Quarter Ended March 31,
(In millions)	2011	2010
Net loss	$(144.8)	$(193.6)
Post retirement medical, net of tax	0.1	—
Pension adjustments, net of tax	(1.0)	0.2
Reclassification of loss on derivative instruments from other comprehensive loss to net loss, net of tax	0.2	0.2
Unrealized gains/losses on investments, net of tax	(0.2)	—
Foreign currency translation adjustment, net of tax	(15.7)	(10.1)
Fair market value of swap agreements, net of tax	29.3	(18.6)
Fair market value of interest rate cap agreements on commercial mortgage-backed securities, net of tax	3.5	(15.5)

Total comprehensive loss	$(128.6)	$(237.4)

Note 15— Loss Per Share

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Quarter Ended March 31,
	2011	2010
Weighted-average common shares outstanding used in the calculation of basic loss per share	71,803,988	41,335,253
Potential dilution from stock options and warrants	—	—

Weighted-average common and common equivalent shares used in the calculation of diluted loss per share	71,803,988	41,335,253

Antidilutive stock options, warrants, and convertible preferred shares excluded from the calculation of diluted loss per share	4,095,105	60,576,536

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Note 16—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our interest expense, net of capitalized interest, per the Consolidated Condensed Statements of Operations, to cash paid for interest, net of amount capitalized:

	Quarter Ended March 31,
(In millions)	2011	2010
Interest expense, net of interest capitalized	$473.4	$491.5
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(201.5)	(181.8)
Amortization of deferred finance charges	(14.7)	(19.7)
Net amortization of discounts and premiums	(33.5)	(33.9)
Amortization of other comprehensive income	(10.4)	(6.5)
Rollover of Paid-in-Kind (“PIK”) interest to principal	(0.6)	(0.5)
Change in fair value of derivative instruments	13.1	(10.6)

Cash paid for interest, net of amount capitalized	$225.8	$238.5

Cash payments (refunds) of income taxes, net	$(6.8)	$7.4

Significant non-cash transactions include the first quarter 2011 include the adjustment to the accrued jackpot liability, and the corresponding cumulative effect adjustment to Retained Earnings, resulting from the adoption of the provision of ASU No. 2010-16, as further discussed in Note 2, “Recently Issued Accounting Pronouncements”.

Note 17—Related Party Transactions

In connection with the Acquisition, Apollo, TPG and their affiliates entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to Apollo and TPG, which are included in Corporate expense in our Consolidated Statements of Operations, for the quarters ended March 31, 2011 and 2010, were $7.5 million and $7.3 million, respectively. We also reimburse Apollo and TPG for expenses that they incur related to their management services.

Note 18—Subsequent Events

Derivative Transaction

On April 1, 2011, the Company completed transactions related to three existing swap contracts. The $1.0 billion swap was modified to change the fixed payment rate from 4.172% to 3.233% and the maturity date was extended from April 25, 2012 to January 25, 2015. The two $2.0 billion swaps were each split into two $1.0 billion tranches. The terms of one tranche for each swap remained unchanged with fixed payment rates of 4.276% and 4.263% and maturity dates of April 25, 2013. The second tranche for each swap was modified to reduce the fixed payment rates to 3.915% and 3.935% and extend the maturity dates to January 25, 2015.

CMBS Loan repurchase

On April 1, 2011, we purchased $50.0 million of face value of CMBS Loans for $35.0 million, recognizing a pre-tax gain of $14.3 million, net of deferred finance charges, which will be reported within our second quarter 2011 financial statements.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Octavius and LINQ Projects

On April 25, 2011, the Company, together with certain indirect wholly-owned subsidiaries of the Company (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) pursuant to which the Borrowers incurred financing to complete the Octavius Tower at Caesars Palace Las Vegas (“Project Octavius”) and to develop a retail, dining and entertainment corridor located between the Imperial Palace Hotel and Casino and the Flamingo Las Vegas on the Las Vegas strip (“Project Linq” and, together with Project Octavius, the “Development”). The Credit Agreement provides for a $450 million senior secured term facility (the “Term Facility”) with a six-year maturity, which will be secured by all material assets of the Borrowers. The proceeds of the Term Facility will be used by the Borrowers to finance the Development and to pay fees and expenses incurred in connection with the Term Facility and the transactions related thereto.

As a condition to the provision of the Term Facility, the Company provided a completion guarantee (the “Completion Guaranty”) with respect to the Development, which guarantees completion of the construction of the Development, availability of contemplated working capital and receipt of material permits and licenses necessary to open and operate the Development. The maximum liability of the Company under the completion guarantee is $25.0 million in respect of Project Octavius and $75.0 million in respect of Project Linq.

In connection with the Development and the Term Facility, the Company will contribute or cause to be contributed the existing Octavius Tower and related assets to one of the Borrowers and the existing O’Shea casino (adjacent to the Flamingo Las Vegas) and related real property and other assets comprising the components of Project Linq to one of the Borrowers. Upon completion of Project Octavius, one of the Borrowers will lease the Octavius Tower to a wholly-owned subsidiary of CEOC. Upon completion of Project Linq, one of the Borrowers will lease the gaming space in Project Linq to a wholly-owned subsidiary of CEOC. The total lease payments will be $50.0 million annually once the Development is open. CEOC has guaranteed certain of the obligations of the lessees under the Project Octavius and Project Linq leases described above.

Pursuant to the Credit Agreement, the Company is required to make cash contributions to the Borrowers from time to time to fund a total equity commitment to the Development of $76.0 million. In addition, from time to time, the Company may be required to make additional cash contributions to the Borrowers to fund certain portions of the Development upon the occurrence of certain conditions. In addition to potential contributions pursuant to the Completion Guaranty, the Company has guaranteed all payments of interest under the Term Facility until the later of the commencement of operations of the Octavius Tower and Project Linq and guaranteed the performance of the Borrowers of the first lien leverage ratio maintenance covenant (the “Performance Guarantee”) by agreeing, upon certain conditions, to make cash equity contributions to the Borrowers from time to time pursuant to the terms of the Term Facility. The maximum liability of the Company under the Performance Guarantee is $50.0 million. Except in the circumstances described above, neither the Company nor CEOC has any material obligations under the Term Facility, and the Term Facility is non-recourse to the Company or CEOC.

CEOC Credit Facilities

On May 4, 2011, CEOC announced its intent to seek amendments to its senior secured credit facilities to, among other things: (i) extend the maturity of B-1, B-2 and B-3 term loans held by consenting lenders to January 28, 2018 and increase the interest rate with respect to such extended term loans (the “Extended Term Loans”), (ii) convert up to $816.0 million of revolver commitments held by consenting lenders to Extended Term Loans, (iii) extend the maturity of revolver commitments held by consenting lenders, who elect not to convert their commitments to term loans, to January 28, 2015 and increase the interest rate and the undrawn fee with respect to such extended revolver commitments, (iv) allow CEOC to buy back loans from individual lenders at negotiated prices at any time, which may be less than par, (v) allow CEOC to extend the maturity of term loans or revolving commitments, as applicable, and for CEOC to otherwise modify the terms of loans or revolving commitments in connection with such an extension and (vi) modify certain other provisions of the credit facilities. The proposed amendment of the senior secured credit facilities is subject to market and other conditions, and may not occur as described or at all.

Note 19—Consolidating Financial Information of Guarantors and Issuers

As of March 31, 2011, CEOC is the issuer of certain debt securities that have been guaranteed by Caesars Entertainment and certain subsidiaries of CEOC. The following consolidating schedules present condensed financial information for Caesars Entertainment, the parent and guarantor; CEOC, the subsidiary issuer; guarantor subsidiaries of CEOC; and non-guarantor subsidiaries of Caesars Entertainment and CEOC, which include PHW Las Vegas and the CMBS properties, as of March 31, 2011, and December 31, 2010, and for the quarters ended March 31, 2011 and 2010.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2011

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$117.0	$131.4	$278.2	$353.9	$—	$880.5
Receivables, net of allowance for doubtful accounts	—	17.7	240.7	108.2	—	366.6
Deferred income taxes	—	71.2	84.2	15.7	—	171.1
Prepayments and other	—	27.8	102.5	107.1	—	237.4
Inventories	—	0.3	31.3	15.6	—	47.2
Assets held for sale	—	—	2.8	—	—	2.8
Intercompany receivables	7.7	222.7	142.7	182.8	(555.9)	—

Total current assets	124.7	471.1	882.4	783.3	(555.9)	1,705.6
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	231.0	10,356.7	7,009.8	—	17,597.5
Goodwill	—	—	1,646.1	1,776.2	—	3,422.3
Intangible assets other than goodwill	—	5.4	4,029.0	700.3	—	4,734.7
Investments in and advances to nonconsolidated affiliates	1,114.8	13,806.1	7.7	939.4	(15,767.1)	100.9
Restricted cash	—	—	—	55.6	—	55.6
Deferred charges and other	—	395.6	188.3	204.0	—	787.9
Intercompany receivables	279.2	1,111.6	669.4	184.4	(2,244.6)	—

	$1,518.7	$16,020.8	$17,779.6	$11,653.0	$(18,567.6)	$28,404.5

Liabilities and Stockholders’ Equity/ (Deficit)
Current liabilities
Accounts payable	$0.8	$91.9	$87.5	$62.8	$—	$243.0
Interest payable	—	390.9	1.9	9.6	—	402.4
Accrued expenses	3.9	201.8	367.0	442.5	—	1,015.2
Current portion of long-term debt	—	30.0	5.9	67.0	—	102.9
Intercompany payables	—	70.9	319.6	165.4	(555.9)	—

Total current liabilities	4.7	785.5	781.9	747.3	(555.9)	1,763.5
Long-term debt	—	13,728.6	70.1	5,670.1	(820.7)	18,648.1
Deferred credits and other	—	590.5	163.6	110.2	—	864.3
Deferred income taxes	(0.2)	1,112.2	2,519.2	1,939.6	—	5,570.8
Intercompany payables	—	377.2	955.2	912.2	(2,244.6)	—

	4.5	16,594.0	4,490.0	9,379.4	(3,621.2)	26,846.7

Caesars Entertainment Corporation stockholders’ equity/(deficit)	1,514.2	(573.2)	13,289.6	2,230.0	(14,946.4)	1,514.2
Non-controlling interests	—	—	—	43.6	—	43.6

Total Stockholders’ equity/(deficit)	1,514.2	(573.2)	13,289.6	2,273.6	(14,946.4)	1,557.8

	$1,518.7	$16,020.8	$17,779.6	$11,653.0	$(18,567.6)	$28,404.5

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$136.0	$61.0	$358.2	$431.8	$—	$987.0
Receivables, net of allowance for doubtful accounts	—	18.0	261.4	113.8	—	393.2
Deferred income taxes	—	66.2	92.6	17.0	—	175.8
Prepayments and other	—	29.0	77.2	77.9	—	184.1
Inventories	—	0.4	32.7	17.3	—	50.4
Intercompany receivables	3.7	313.0	161.9	169.1	(647.7)	—

Total current assets	139.7	487.6	984.0	826.9	(647.7)	1,790.5
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	229.8	10,457.8	7,079.0	—	17,766.6
Goodwill	—	—	1,646.1	1,774.8	—	3,420.9
Intangible assets other than goodwill	—	5.6	4,052.1	654.1	—	4,711.8
Investments in and advances to non-consolidated affiliates	1,002.3	13,924.4	7.6	914.0	(15,754.3)	94.0
Deferred charges and other	—	408.2	188.4	207.3	—	803.9
Intercompany receivables	500.0	1,106.7	669.5	184.2	(2,460.4)	—

	$1,642.0	$16,162.3	$18,005.5	$11,640.3	$(18,862.4)	$28,587.7

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$2.1	$87.6	$91.3	$70.4	$—	$251.4
Interest payable	—	191.2	0.5	9.8	—	201.5
Accrued expenses	7.3	208.2	420.2	438.6	—	1,074.3
Current portion of long-term debt	—	30.0	6.7	18.9	—	55.6
Intercompany payables	—	47.9	318.8	281.0	(647.7)	—

Total current liabilities	9.4	564.9	837.5	818.7	(647.7)	1,582.8
Long-term debt	—	13,690.7	71.8	5,825.0	(802.0)	18,785.5
Deferred credits and other	—	646.4	164.2	112.5	—	923.1
Deferred income taxes	(0.2)	1,131.3	2,536.1	1,956.5	—	5,623.7
Intercompany payables	—	598.1	955.2	907.1	(2,460.4)	—

	9.2	16,631.4	4,564.8	9,619.8	(3,910.1)	26,915.1

Caesars Entertainment Corporation Stockholders’ equity/(deficit)	1,632.8	(469.1)	13,440.7	1,980.7	(14,952.3)	1,632.8
Non-controlling interests	—	—	—	39.8	—	39.8

Total Stockholders’ equity/(deficit)	1,632.8	(469.1)	13,440.7	2,020.5	(14,952.3)	1,672.6

	$1,642.0	$16,162.3	$18,005.5	$11,640.3	$(18,862.4)	$28,587.7

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED MARCH 31, 2011

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$13.5	$1,054.5	$595.1	$—	$1,663.1
Food and beverage	—	3.6	208.2	166.1	—	377.9
Rooms	—	3.6	151.1	138.8	—	293.5
Management fees	—	—	17.8	1.1	(9.8)	9.1
Other	—	12.4	91.4	85.9	(45.1)	144.6
Less: casino promotional allowances	—	(4.3)	(184.2)	(120.7)	—	(309.2)

Net revenues	—	28.8	1,338.8	866.3	(54.9)	2,179.0

Operating expenses
Direct
Casino	—	9.5	596.8	333.7	—	940.0
Food and beverage	—	2.0	82.8	73.7	—	158.5
Rooms	—	0.5	31.6	35.8	—	67.9
Property general, administrative and other	—	14.3	323.1	225.3	(35.0)	527.7
Depreciation and amortization	—	1.7	113.2	62.1	—	177.0
Project opening costs	—	—	—	0.2	—	0.2
Write-downs, reserves and recoveries	—	11.9	3.2	3.2	—	18.3
Losses/(income) on interests in non-consolidated affiliates	146.7	(106.0)	(10.6)	(0.3)	(30.1)	(0.3)
Corporate expense	4.7	23.5	3.6	22.4	(19.9)	34.3
Acquisition and integration costs	0.3	0.3	1.4	0.6	—	2.6
Amortization of intangible assets	—	0.2	23.5	15.6	—	39.3

Total operating expenses	151.7	(42.1)	1,168.6	772.3	(85.0)	1,965.5

(Loss)/income from operations	(151.7)	70.9	170.2	94.0	30.1	213.5
Interest expense, net of interest capitalized	—	(439.0)	(9.6)	(81.2)	56.4	(473.4)
Gains on early extinguishments of debt	—	—	—	33.2	—	33.2
Other income, including interest income	3.8	11.7	4.8	39.6	(56.4)	3.5

(Loss)/income from continuing operations before income taxes	(147.9)	(356.4)	165.4	85.6	30.1	(223.2)
Benefit/(provision) for income taxes	0.4	163.6	(60.1)	(25.5)	—	78.4

Net (loss)/income	(147.5)	(192.8)	105.3	60.1	30.1	(144.8)
Less: net income attributable to non-controlling interests	—	—	—	(2.7)	—	(2.7)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(147.5)	$(192.8)	$105.3	$57.4	$30.1	$(147.5)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED MARCH 31, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$14.9	$1,153.9	$581.2	$—	$1,750.0
Food and beverage	—	4.1	217.1	152.8	—	374.0
Rooms	—	3.7	144.5	120.2	—	268.4
Management fees	—	2.3	17.0	0.2	(6.4)	13.1
Other	—	13.9	83.3	71.5	(37.7)	131.0
Less: casino promotional allowances	—	(5.0)	(218.9)	(124.2)	—	(348.1)

Net revenues	—	33.9	1,396.9	801.7	(44.1)	2,188.4

Operating expenses
Direct
Casino	—	10.5	648.2	328.9	—	987.6
Food and beverage	—	2.1	77.0	65.5	—	144.6
Rooms	—	0.5	28.9	29.8	—	59.2
Property general, administrative and other	—	9.2	322.9	203.2	(32.0)	503.3
Depreciation and amortization	—	1.9	108.4	59.4	—	169.7
Project opening costs	—	—	0.7	—	—	0.7
Write-downs, reserves and recoveries	—	(4.1)	9.5	7.1	—	12.5
Losses/(income) on interests in non-consolidated affiliates	189.3	(119.4)	(8.3)	0.5	(61.5)	0.6
Corporate expense	7.5	21.4	5.6	12.1	(12.1)	34.5
Acquisition and integration costs	—	0.1	0.8	6.3	—	7.2
Amortization of intangible assets	—	0.2	27.0	15.5	—	42.7

Total operating expenses	196.8	(77.6)	1,220.7	728.3	(105.6)	1,962.6

(Loss)/income from operations	(196.8)	111.5	176.2	73.4	61.5	225.8
Interest expense, net of interest capitalized	(1.4)	(435.5)	(21.3)	(92.6)	59.3	(491.5)
Losses on early extinguishments of debt	—	—	—	(47.4)	—	(47.4)
Other income, including interest income	—	23.2	12.9	37.8	(59.3)	14.6

(Loss)/income from continuing operations before income taxes	(198.2)	(300.8)	167.8	(28.8)	61.5	(298.5)
Benefit/(provision) for income taxes	2.6	142.5	(61.1)	20.9	—	104.9

Net (loss)/income	(195.6)	(158.3)	106.7	(7.9)	61.5	(193.6)
Less: net income attributable to non-controlling interests	—	—	—	(2.0)	—	(2.0)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(195.6)	$(158.3)	$106.7	$(9.9)	$61.5	$(195.6)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

QUARTER ENDED MARCH 31, 2011

(in millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$55.2	$149.2	$(52.1)	$25.5	$—	$177.8

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(3.8)	(22.8)	(11.3)	—	(37.9)
Change in restricted cash	—	—	—	(81.0)	—	(81.0)
Additional investments in subsidiaries	(73.5)	(67.5)	—	—	141.0	—
Investments in and advances to non-consolidated affiliates	—	—	—	(67.5)	—	(67.5)
Proceeds from other asset sales	—	—	0.1	—	—	0.1
Other	—	—	(2.7)	(2.4)	—	(5.1)

Cash flows used in investing activities	(73.5)	(71.3)	(25.4)	(162.2)	141.0	(191.4)

Cash flows (used in)/provided by financing activities
Borrowings under lending agreements	—	50.0	—	—	—	50.0
Repayments under lending agreements	—	(50.0)	—	—	—	(50.0)
Cash paid in connection with early extinguishment of debt	—	—	(0.7)	(75.0)	—	(75.7)
Scheduled debt retirements	—	(7.5)	—	(5.1)	—	(12.6)
Non-controlling interests’ distributions, net of contributions	—	—	—	(2.1)	—	(2.1)
Other	(0.7)	—	(1.8)	—	—	(2.5)
Transfers (to)/from affiliates	—	—	—	141.0	(141.0)	—

Cash flows (used in)/provided by financing activities	(0.7)	(7.5)	(2.5)	58.8	(141.0)	(92.9)

Net (decrease)/increase in cash and cash equivalents	(19.0)	70.4	(80.0)	(77.9)	—	(106.5)
Cash and cash equivalents, beginning of period	136.0	61.0	358.2	431.8	—	987.0

Cash and cash equivalents, end of period	$117.0	$131.4	$278.2	$353.9	$—	$880.5

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$79.1	$203.4	$(181.6)	$61.4	$—	$162.3

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(0.9)	(22.5)	(12.3)	—	(35.7)
Payment for partnership interest	—	—	—	(19.5)	—	(19.5)
Cash acquired in business acquisition, net of transaction costs	—	(18.8)	—	31.8	—	13.0
Proceeds from other asset sales	—	—	12.5	—	—	12.5
Other	—	—	(2.8)	(1.1)	—	(3.9)

Cash flows used in investing activities	—	(19.7)	(12.8)	(1.1)	—	(33.6)

Cash flows (used in)/provided by financing activities
Debt issuance costs	—	(0.1)	—	(2.2)	—	(2.3)
Borrowings under lending agreements	—	545.0	—	—	—	545.0
Repayments under lending agreements	—	(472.0)	—	—	—	(472.0)
Scheduled debt retirements	—	(150.9)	—	(8.6)	—	(159.5)
Non-controlling interests’ distributions, net of contributions	—	—	—	(1.4)	—	(1.4)
Other	(0.2)	—	(1.0)	(0.8)	—	(2.0)
Transfers from/(to) affiliates	1.4	(12.4)	35.5	(24.5)	—	—

Cash flows provided by/(used in) financing activities	1.2	(90.4)	34.5	(37.5)	—	(92.2)

Effect of deconsolidation of variable interest entities	—	—	—	(7.9)	—	(7.9)

Net increase/(decrease) in cash and cash equivalents	80.3	93.3	(159.9)	14.9	—	28.6
Cash and cash equivalents, beginning of period	122.7	(15.6)	445.2	365.8	—	918.1

Cash and cash equivalents, end of period	$203.0	$77.7	$285.3	$380.7	$—	$946.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Caesars Entertainment Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Caesars Entertainment,” the “Company,” “we,” “our” and “us”) for the quarters ended March 31, 2011 and 2010, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

REGIONAL AGGREGATION

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more meaningful information than would be possible on a consolidated basis, our properties as of March 31, 2011, have been grouped as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas(1)	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester(3)	Harrah’s Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel &
Bill’s Gamblin’ Hall & Saloon		Casino
Planet Hollywood Resort & Casino(2)

Illinois/Indiana	Other Nevada	Managed and International
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin(5)
Harrah’s Joliet(4)	Harrah’s Lake Tahoe	Harrah’s Cherokee(5)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Rincon(5)
Horseshoe Hammond	Harrah’s Laughlin	Conrad Punta del Este(3)
Caesars Windsor(6)
London Clubs International(7)

(1)	Includes O’Shea’s Casino, which is adjacent to this property.
(2)	Acquired on February 19, 2010.
(3)	We have an approximately 95 percent ownership interest in and manage this property.
(4)	We have an 80 percent ownership interest in and manage this property.

(5)	Managed.
(6)	We have a 50 percent interest in Windsor Casino Limited, which operates this property. The province of Ontario owns the complex.
(7)	We own, operate or manage ten casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70 percent ownership interest in and manage one casino club in South Africa.

CONSOLIDATED OPERATING RESULTS

(In millions)	Quarter Ended March 31,		Percentage Increase/ (Decrease)
	2011	2010
Casino revenues	$1,663.1	$1,750.0	(5.0)%
Net revenues	2,179.0	2,188.4	(0.4)%
Income from operations	213.5	225.8	(5.4)%
Net loss	(144.8)	(193.6)	(25.2)%
Net loss attributable to Caesars Entertainment Corporation	(147.5)	(195.6)	(24.6)%
Operating margin	9.8%	10.3%	(0.5	) pts

On a consolidated basis, when compared with the respective period of 2010, visitation by our rated players decreased 8.0 percent for the quarter ended March 31, 2011 while the amount spent per rated-player trip increased approximately 3.7 percent. These results are indicators of a still weak economy in certain regions in which we operate. Cash average daily room rates increased 5.8 percent while occupancy percentage increased by 3.8 percentage points.

The Company’s net revenues during the quarter ended March 31, 2011, decreased approximately 0.4 percent to $2,179.0 million from $2,188.4 million in 2010 due to reduced visitation by our rated players and the temporary closures of our four properties in the Illinois/Indiana region as a result of weather conditions and flooding, the effects of which were partially offset by the full-quarter impact of Planet Hollywood revenues in first quarter 2011. Income from operations for the quarter ended March 31, 2011 was $213.5 million, compared with income from operations of $225.8 million for 2010 due primarily to the reduction in revenues discussed above.

Net loss for the quarter ended March 31, 2011 was $144.8 million, compared with net loss of $193.6 million for the year-ago quarter. Net loss for the quarter ended March 31, 2011 included gains related to the early extinguishment of debt of $33.2 million while net loss for the quarter ended March 31, 2010 included losses related to the early extinguishment of debt of $47.4 million.

REGIONAL OPERATING RESULTS

Las Vegas Region visitation by our rated players increased 8.7 percent for the quarter ended March 31, 2011 from the year-ago period, and the amount spent per rated-player trip increased 1.0 percent. Hotel revenues increased 17.4 percent for the quarter ended March 31, 2011, as our cash average daily room rates increased 7.6 percent and occupancy percentage rose 4.4 percentage points.

Atlantic City Region visitation by our rated players decreased 5.8 percent for the quarter ended March 31, 2011, and the amount spent per rated-player trip decreased 1.6 percent from the year-ago quarter. Hotel revenues decreased 2.4 percent for the quarter ended March 31, 2011 as our cash average daily room rates decreased 5.4 percent while occupancy percentage generally remained flat.

For the remainder of our United States markets, visitation by our rated players for the quarter ended March 31. 2011 decreased 13.6 percent, while spend per rated-player trip increased 4.4 percent.

Recent flooding of the Ohio and Mississippi Rivers has caused closures of certain of the Company’s facilities. Specifically, Horseshoe Southern Indiana reopened May 4,2011 after flood-related closures, while Horseshoe Tunica, Tunica Roadhouse, Harrah’s Tunica and Harrah’s Metropolis are currently closed due to the flood waters. At this time, it is unclear when these properties will re-open for business. Tunica County, Mississippi, where three of the affected properties are located, said on May 3, 2011 the casinos in that market are projected to be closed for at least three to six weeks, but that those time frames could change considerably. Based on their locations and other factors, some properties may remain closed longer than others. In 2010, the five properties contributed approximately 9.4 percent of the Company’s Net Revenues. The Company has property damage and loss of earnings insurance that we believe will cover most of the cost of any damage and lost earnings from the flooding, less applicable deductibles. Our insurance is subject to maximum payouts, but we do not believe the damage and loss of earnings will exceed the maximum payouts. We believe that the financial impact of these closures will be immaterial to our 2011 overall results of operations after taking into account our insurance coverage; however, the timing of the receipt of insurance proceeds is currently unknown.

Further discussion of our first quarter results by region follow:

Las Vegas Region

(In millions)	Quarter Ended March 31,		Percentage Increase/ (Decrease)
	2011	2010
Casino revenues	$374.9	$379.6	(1.2)%
Net revenues	726.4	682.8	6.4%
Income from operations	112.7	105.9	6.4%
Operating margin	15.5%	15.5%	—

On February 19, 2010, CEOC acquired 100% of the equity interests of PHW Las Vegas, which owns and operates the Planet Hollywood located in Las Vegas, Nevada. Net revenues and income from continuing operations before income taxes (excluding transaction costs associated with the acquisition) of Planet Hollywood subsequent to the date of acquisition are included in the Company’s consolidated results from operations.

Hotel occupancy rose 440 basis points and net revenues increased 6.4 percent for the quarter ended March 31, 2011 from the year-ago period due to increased visitation and customer spend per trip, combined with the full- quarter impact of Planet Hollywood revenues.

The full-quarter impact of depreciation expense on Planet Hollywood assets, combined with incremental depreciation expense in 2011 associated with the Caesars Palace expansion, was more than offset by a reduction in expenses related to remediation projects at certain of our Las Vegas properties, resulting in increased income from operations for the quarter ended March 31, 2011 compared with the year-ago period.

On February 24, 2011, the Company announced that certain of its direct and indirect wholly-owned subsidiaries (the “Borrowers”) were seeking financing for the completion of the Octavius Tower at Caesars’ Palace Las Vegas (“Project Octavius”) and the development of a retail, dining and entertainment corridor located between the Imperial Palace Hotel and Casino and the Flamingo Las Vegas on the Las Vegas strip (“Project Linq” and, together with Project Octavius, the “Development”). The financing was completed on April 25, 2011 as more fully described in Note 18, “Subsequent Events” in the Notes to the Consolidated Condensed Financial Statements included herein.

Atlantic City Region

(In millions)	Quarter Ended March 31,		Percentage Increase/ (Decrease)
	2011	2010
Casino revenues	$395.5	$424.8	(6.9)%
Net revenues	449.3	457.5	(1.8)%
Income from operations	19.4	21.5	(9.8)%
Operating margin	4.3%	4.7%	(0.4	) pts

The Atlantic City market continues to be affected by the current economic environment, competition from new casinos outside of Atlantic City and the mid-2010 introduction of table games in the Pennsylvania market. As a result, Atlantic City Region revenues and income from operations decreased for the quarter ended March 31, 2011 when compared with 2010 as more focused marketing and reduced payroll-related and property-tax expenses were unable to offset the income impact of reduced revenues.

Louisiana/Mississippi Region

(In millions)	Quarter Ended March 31,		Percentage Increase/ (Decrease)
	2011	2010
Casino revenues	$262.7	$282.5	(7.0)%
Net revenues	286.1	307.0	(6.8)%
Income from operations	33.7	32.3	4.3%
Operating margin	11.8%	10.5%	1.3	pts

Reduced visitation unfavorably impacted 2011 first-quarter revenues when compared with the year-ago period. Income from operations for the quarter ended March 31, 2011 improved from 2010, as more focused marketing expenditures and reduced payroll-related expenses more than offset the income impact of lower revenues.

Iowa/Missouri Region

	Quarter Ended March 31,		Percentage Increase/ (Decrease)
(In millions)	2011	2010
Casino revenues	$166.0	$175.7	(5.5)%
Net revenues	177.4	187.6	(5.4)%
Income from operations	43.9	47.5	(7.6)%
Operating margin	24.7%	25.3%	(0.6	) pts

Revenues in the region declined for the quarter ended March 31, 2011 from the 2010 period due to increased competitive pressures in the region and reduced visitation. Income from operations for the quarter ended March 31, 2011 decreased from 2010 due to the income impact of reduced revenues.

Illinois/Indiana Region

	Quarter Ended March 31,		Percentage Increase/ (Decrease)
(In millions)	2011	2010
Casino revenues	$268.4	$297.9	(9.9)%
Net revenues	277.1	297.0	(6.7)%
Income from operations	39.1	38.9	0.5%
Operating margin	14.1%	13.1%	1.0	pt

Revenues in the region decreased for quarter ended March 31,2011 from the 2010 period, primarily due to decreased visitation and the temporary closures of our four properties in the region as a result of weather conditions and flooding. Income from operations increased slightly for the first quarter of 2011 from the 2010 period due to cost-savings initiatives that more than offset the income impact of reduced revenues.

Other Nevada Region

	Quarter Ended March 31,		Percentage Increase/ (Decrease)
(In millions)	2011	2010
Casino revenues	$81.8	$86.7	(5.7)%
Net revenues	105.6	109.9	(3.9)%
Income from operations	7.2	7.1	1.4%
Operating margin	6.8%	6.5%	0.3	pts

Revenues for the quarter ended March 31, 2011 for the Other Nevada Region declined from the 2010 period due to lower guest visitation and lower visitor spend per trip. Reduced depreciation expense and cost-savings initiatives more than offset the income impact of lower revenues, resulting in an increase in income from operations from 2010.

Managed and International

	Quarter Ended March 31,		Percentage Increase/ (Decrease)
(In millions)	2011	2010
Net revenues
Managed	$10.5	$12.5	(16.0)%
International	126.0	117.7	7.1%

Total net revenues	$136.5	$130.2	4.8%

Income from operations
Managed	$1.0	$4.0	(75.0)%
International	18.4	11.4	61.4%

Total income from operations	$19.4	$15.4	26.0%

Managed and international include income from our managed properties and results of our international properties. Revenues increased for the quarter ended March 31, 2011 when compared to the respective prior year period due to increased visitation and increased spend per trip at our Uruguay property. Income from operations for the quarter ended March 31, 2011 increased when compared to 2010 due to the income impact of increased revenues combined with a decrease in amortization of intangible assets due to certain contract rights being fully amortized in 2010.

In December 2010, we formed a venture, Rock Ohio Caesars LLC, with Rock Gaming, LLC, to pursue casino developments in Cincinnati and Cleveland. Pursuant to the agreements forming the venture, we have committed to invest up to $200.0 million for an approximate 30.0% interest in the venture. As part of our investment, we also plan to contribute Thistledown Racetrack to the venture. During the quarter ended March 31, 2011, the Company contributed an additional $7.5 million into its venture with Rock Gaming, LLC, bringing its total investment to approximately $71.5 million.

Other Factors Affecting Net Income

(In millions) Expense/(Income)	Quarter Ended March 31,		Percentage Increase/ (Decrease)
	2011	2010
Corporate expense	$34.3	$34.5	(0.6)%
Write-downs, reserves and recoveries	18.3	12.5	46.4%
Acquisition and integration costs	2.6	7.2	(63.9)%
Amortization of intangible assets	39.3	42.7	(8.0)%
Interest expense, net	473.4	491.5	(3.7)%
(Gains)/losses on early extinguishments of debt	(33.2)	47.4	N/M
Other income	(3.5)	(14.6)	(76.0)%
Benefit for income taxes	(78.4)	(104.9)	(25.3)%
Income attributable to non-controlling interests	2.7	2.0	35.0%

N/M= Not Meaningful

Write-downs, reserves and recoveries

Write-downs, reserves and recoveries include various pre-tax charges to record certain long-lived tangible asset impairments, contingent liability or litigation reserves or settlements, costs associated with efficiency projects, project write-offs, demolition costs, permit remediation costs, recoveries of previously recorded reserves and other non-routine transactions. Given the nature of the transactions included within write-downs, reserves and recoveries, these amounts are not expected to be comparable from quarter-to-quarter, nor are the amounts expected to follow any particular trend from quarter-to-quarter.

Remediation costs relate to projects at certain of our Las Vegas properties and totaled $3.4 million and $16.1 million during the quarters ended March 31, 2011 and 2010, respectively.

Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies. Costs related to efficiency projects totaled $11.6 million and $0.4 million during the quarters ended March 31, 2011 and 2010, respectively. The increase in efficiency projects expense relates to the Company’s initiative that commenced during the fourth quarter of 2010 to achieve additional costs savings and streamline its operations.

Other write-downs, reserves and recoveries for the quarter ended March 31, 2010 included the release of a $4.8 million reserve for excise tax for which the statute of limitations expired.

Acquisition and integration costs

Acquisition and integration costs for the quarter ended March 31, 2010 included costs in connection with our acquisition of Planet Hollywood and costs associated with other potential development and investment activities.

Amortization of intangible assets

Amortization of intangible assets was lower for the quarter ended March 31, 2011 when compared to the same period in 2010 due to lower intangible asset balances as a result of certain contract rights being fully amortized during 2010.

Interest expense

Interest expense decreased by $18.1 million for the quarter ended March 31, 2011, compared to the same period in 2010 due primarily to reduced interest resulting from purchases of CMBS debt and CEOC senior notes in open-market transactions and hedge ineffectiveness related to our derivative instruments, partially offset by increased interest associated with CEOC’s 2010 debt issuance and the assumption of the Planet Hollywood loan. Interest expense for the quarter ended March 31, 2011, as a result of interest rate swap agreements and interest rate cap agreements, includes (i) $9.8 million of gains due to measured ineffectiveness and amounts excluded from effectiveness testing for derivatives designated as hedging instruments; (ii) $3.3 million of gains due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $10.1 million of expense due to amortization of deferred losses frozen in Accumulated Other Comprehensive Loss (“AOCL”).

(Gains)/losses on early extinguishments of debt

During the quarter ended March 31, 2011, we recognized a gain on early extinguishments of debt of $33.2 million, compared with a loss on early extinguishments of debt of $47.4 million in 2010. The gain in 2011 was a result of the purchase of $108.1 million face value of CMBS Loans for $73.5 million, net of deferred financing costs. The loss in 2010 was to record an additional liability pursuant to the terms of an amendment under which we agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $47.4 million for their loans previously sold.

Other income

As a result of the cancellation of our debt investment in certain predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investment to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Consolidated Condensed Statement of Operations for the quarter ended March 31, 2010. In addition, other income for all periods presented included insurance policy proceeds related to the Company’s deferred compensation plan.

Income tax (benefit)/provision

For the first quarter of 2011, we recorded a tax benefit of $78.4 million on pre-tax loss from operations of $223.2 million, compared with a tax benefit of $104.9 million on a pre-tax loss from operations of $298.5 million for the same quarter of 2010. The Company’s first quarter of 2011 recorded benefit was favorably impacted by the effects of state income taxes and federal tax credits offset by the impact of nondeductible expenses and accrued interest on prior years’ uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

Caesars Entertainment has undertaken comprehensive cost reduction efforts to right-size expenses with business levels. During the fourth quarter of 2010, the Company launched a new initiative to attempt to reinvent certain aspects of its functional and operating units in an effort to gain significant further cost reductions and streamline our operations. During the quarter ended March 31, 2011, the Company realized cost savings of $66.2 million and has estimated cost savings yet to be realized of $157.4 as of that date.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs, joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the quarter ended March 31, 2011 totaled $37.9 million. Estimated total capital expenditures for 2011, including expenditures associated with portions of Project Linq and Project Octavius, are expected to be between $425 million and $500 million.

Liquidity

We generate substantial cash flows from operating activities, as reflected on the Consolidated Statements of Cash Flows in our unaudited consolidated condensed financial statements. We use the cash flows generated by our operations to fund debt service, to reinvest in existing properties for both refurbishment and expansion projects and to pursue additional growth opportunities via new development. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein will be sufficient to meet our normal operating requirements during the next twelve months and to fund capital expenditures. In addition, we may consider issuing equity or additional debt in the future to refinance existing debt or to finance specific capital projects. In connection with the Acquisition, we incurred substantial additional debt, which has significantly impacted our financial position.

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

Our cash and cash equivalents totaled $880.5 million at March 31, 2011 compared to $987.0 million at December 31, 2010.

Capital Resources

A substantial portion of the financing of the Company is comprised of credit facility and notes financing obtained by CEOC. This financing is neither secured nor guaranteed by Caesars Entertainment’s other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure approximately $5,081.5 million face value of commercial mortgage-backed securities (“CMBS”). Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 of this Form 10-Q.

After consideration of the CMBS amendment agreement discussed below, the majority of our debt is due in 2015 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

The following table presents our debt as of March 31, 2011 and December 31, 2010:

Detail of Debt (dollars in millions)	Final Maturity		Rate(s) at Mar. 31, 2011	Face Value at Mar. 31, 2011	Book Value at Mar. 31, 2011	Book Value at Dec. 31, 2010
Credit Facilities and Secured Debt
Term Loans B1 - B3	2015		3.30%	$5,810.1	$5,810.1	$5,815.1
Term Loans B4	2016		9.50%	987.5	966.5	968.3
Revolving Credit Facility	2014		—	—	—	—
Senior Secured Notes	2017		11.25%	2,095.0	2,050.9	2,049.7
CMBS financing	2015	*	3.27%	5,081.5	5,074.7	5,182.3
Second-Priority Senior Secured Notes	2018		12.75%	750.0	741.5	741.3
Second-Priority Senior Secured Notes	2018		10.0%	4,553.1	2,054.7	2,033.3
Second-Priority Senior Secured Notes	2015		10.0%	214.8	158.0	156.2
Chester Downs term loan	2016		12.375%	243.4	233.6	237.5
PHW Las Vegas senior secured loan	2015	**	3.114%	529.0	428.6	423.8
Other	Various		4.25%-6.0%	0.7	0.7	1.4
Subsidiary-guaranteed debt
Senior Notes, including senior interim loans	2016		10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes, including senior interim loans	2018		10.75%/11.5%	11.1	11.1	10.5
Unsecured Senior Debt
5.375%	2013		5.375%	125.2	103.3	101.6
7.0%	2013		7.0%	0.6	0.6	0.6
5.625%	2015		5.625%	364.6	275.1	273.9
6.5%	2016		6.5%	248.7	183.8	183.8
5.75%	2017		5.75%	153.9	103.5	105.5
Floating Rate Contingent Convertible Senior Notes	2024		0.303%	0.2	0.2	0.2
Other Unsecured Borrowings
5.3% special improvement district bonds	2035		5.3%	67.1	67.1	67.1
Other	Various		Various	1.0	1.0	1.0
Capitalized Lease Obligations
6.42%-9.8%	to 2020		6.42%-9.8%	7.4	7.4	9.4

Total debt				21,723.5	18,751.0	18,841.1
Current portion of long-term debt				(102.9)	(102.9)	(55.6)

Long-term debt				$21,620.6	$18,648.1	$18,785.5

*	We are permitted to extend the maturity of the CMBS Loans from 2013 to 2015, subject to satisfying certain conditions, in connection with the amendment to the CMBS Facilities
**	The Planet Hollywood Las Vegas senior secured loan is subject to extension options moving its maturity from 2011 to 2015, subject to certain conditions.

Book values of debt as of March 31, 2011 are presented net of unamortized discounts of $2,973.0 and unamortized premiums of $0.5 million. As of December 31, 2010, book values are presented net of unamortized discounts of $3,006.6 million.

Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan, the special improvement district bonds, and $50.0 million face value of CMBS financing repurchased on April 1, 2011. The PHW Las Vegas senior secured loan has not been included in current maturities of debt as of March 31, 2011 based upon the Company’s ability and intent to exercise its options to extend the maturity of this loan.

Credit Agreement

In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing (as defined below).

As of March 31, 2011, our Credit Facilities provide for senior secured financing of up to $8,427.6 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,797.6 million with $5,810.1 million maturing on January 28, 2015 and $987.5 million maturing on October 31, 2016, (the $987.5 million borrowing defined as the “Incremental Loans”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,630.0 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $7.5 million, with the balance due at maturity. A total of $6,797.6 million face amount of borrowings were outstanding under the Credit Facilities as of March 31, 2011, with $126.4 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,503.6 million of additional borrowing capacity was available to the Company under its revolving credit facility as of March 31, 2011.

CMBS Financing

In connection with the Acquisition, eight of our properties and their related assets were spun out of CEOC to Caesars Entertainment. As of the Acquisition date, the CMBS properties were Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Showboat Atlantic City, Harrah’s Lake Tahoe, Harveys Lake Tahoe and Bill’s Lake Tahoe. The CMBS properties borrowed $6,500 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Caesars Entertainment. On May 22, 2008, Paris Las Vegas and Harrah’s Laughlin and their related operating assets were spun out of CEOC to Caesars Entertainment and became property secured under the CMBS loans, and Harrah’s Lake Tahoe, Harveys Lake Tahoe, Bill’s Lake Tahoe and Showboat Atlantic City were transferred to CEOC from Caesars Entertainment, and no longer secured the CMBS Financing, as contemplated under the debt agreements effective pursuant to the Acquisition.

On August 31, 2010, we executed an agreement with the lenders to amend the terms of our CMBS Financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to 2 years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS properties at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS properties that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be canceled.

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

In March 2011, we purchased $108.1 million of face value of CMBS Loans for $73.5 million, recognizing a pre-tax gain of $33.2 million, net of deferred finance charges.

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

Exchange Offers, Debt Purchases and Open Market Purchases

From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions or otherwise. These purchases will be funded through available cash from operations and from our established debt programs. Such purchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

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

On June 3, 2010, Caesars announced an agreement under which affiliates of each of Apollo, TPG and Paulson & Co. Inc. (“Paulson”) were to exchange approximately $1,118.3 million face amount of debt for approximately 15.7 percent of the common equity of Caesars Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835.4 million, face amount, of CEOC notes that were held by another subsidiary of Caesars Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The notes that were purchased, together with $282.9 million face amount of notes they had previously acquired, were exchanged for equity in the fourth quarter of 2010. The notes exchanged for equity are held by a subsidiary of Caesars Entertainment and remain outstanding for purposes of CEOC. The exchange was accounted for as an equity transaction.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of March 31, 2011, the Credit Facilities, other than borrowings under the Incremental Loans, bore interest at LIBOR plus 300 basis points for the term loans and a portion of the revolver loan and 150 basis points over LIBOR for the swingline loan and at the alternate base rate plus 200 basis points for the remainder of the revolver loan.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0%; in each case plus an applicable margin. At March 31, 2011, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of March 31, 2011, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

The amount outstanding under the PHW Las Vegas senior secured loan bears interest, payable to third party lenders on a monthly basis, at a rate per annum equal to LIBOR plus 1.530%. Interest only participations of PHW Las Vegas bear interest at a fixed rate equal to $7.3 million per year, payable to the subsidiary of CEOC that owns such participations.

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

In connection with PHW Las Vegas’ Amended and Restated Loan Agreement, Caesars Entertainment entered into a Guaranty Agreement (the “Guaranty”) for the benefit of the Lender pursuant to which Caesars Entertainment guaranteed to the Lender certain recourse liabilities of PHW Las Vegas. Caesars Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million provided that such recourse liabilities of PHW Las Vegas do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by Caesars Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Registrant, to the full extent of the actual benefit received by the Registrant. Pursuant to the Guaranty, Caesars Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.

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

The PHW Las Vegas senior secured loan requires that the Company maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance. Amounts deposited into the specified reserve funds are reported within the accompanying consolidated condensed balance sheet as current and non-current restricted cash as of March 31, 2011.

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

We believe we are in compliance with CEOC’s Credit Facilities and indentures, including the Senior Secured Leverage Ratio, as of March 31, 2011. If our LTM Adjusted EBITDA were to decline significantly from the level achieved at March 31 2010, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under CEOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our Credit Facilities allow us to apply cash contributions received by CEOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

The CMBS Financing includes negative covenants, subject to certain exceptions, restricting or limiting the ability of the borrowers and operating companies under the CMBS Financing to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) make certain investments, loans and advances; (iv) consolidate, merge, sell or otherwise dispose of all or any part of its assets or to purchase, lease or otherwise acquire all or any substantial part of assets of any other person; (v) enter into certain transactions with its affiliates; (vi) engage in any business other than the ownership of the properties and business activities ancillary thereto; and (vi) amend or modify the articles or certificate of incorporation, by-laws and certain agreements.

The CMBS Financing also includes affirmative covenants that require the CMBS properties to, among other things, maintain the borrowers as “special purpose entities”, maintain certain reserve funds in respect of furniture, fixture and equipment, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. Amounts deposited into the specified reserve funds are reported within the accompanying consolidated condensed balance sheet as current and non-current restricted cash as of March 31, 2011.

In addition, the CMBS Financing obligates the CMBS properties to apply excess cash flow in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS properties that may be distributed to Caesars Entertainment. For example, the CMBS properties are required to use 100% of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Caesars Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Caesars Entertainment is limited to 85% of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100% of excess cash flow for such quarter and $31.25 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS properties will need to be applied to such amortization and will not be available for distribution to Caesars Entertainment.

Derivative Instruments — Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2011 we have entered into 13 interest rate swap agreements, three of which have effective dates starting in April 2011, subsequent to the expiration of seven of our other swap agreements. As a result of staggering the effective dates, we had a notional amount of $6,500.0 million outstanding through April 25, 2011, and have a notional amount of $5,750.0 million outstanding beginning after April 25, 2011. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of March 31, 2011 are as follows:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Variable Rate Received as of Mar. 31, 2011	Next Reset Date	Maturity Date
April 25, 2007	$200	4.898%	0.303%	—	April 25, 2011
April 25, 2007	200	4.896%	0.303%	—	April 25, 2011
April 25, 2007	200	4.925%	0.303%	—	April 25, 2011
April 25, 2007	200	4.917%	0.303%	—	April 25, 2011
April 25, 2007	200	4.907%	0.303%	—	April 25, 2011
September 26, 2007	250	4.809%	0.303%	—	April 25, 2011
September 26, 2007	250	4.775%	0.303%	—	April 25, 2011
April 25, 2008	2,000	4.276%	0.303%	April 26, 2011	April 25, 2013*
April 25, 2008	2,000	4.263%	0.303%	April 26, 2011	April 25, 2013*
April 25, 2008	1,000	4.172%	0.303%	April 26, 2011	April 25, 2012*
April 26, 2011	250	1.351%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.347%	—	April 26, 2011	January 25, 2015
April 26, 2011	250	1.350%	—	April 26, 2011	January 25, 2015

*	On April 1, 2011, the Company completed transactions to change the fixed payment rates and extend the maturity dates to January 25, 2015.

The variable rate on our interest rate swap agreements did not materially change as a result of the April 26, 2011 reset.

During October 2009, we borrowed $1,000.0 million under the Incremental Loans and used a majority of the net proceeds to temporarily repay most of our revolving debt under the Credit Facilities. As a result, we no longer had a sufficient amount of outstanding debt under the same terms as our interest rate swap agreements to support hedge accounting treatment for the full $6,500.0 million in interest rate swaps. Thus, as of September 30, 2009, we removed the cash flow hedge designation for the $1,000.0 million swap agreement, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss (“AOCL”) associated with this swap agreement, and reducing the total notional amount on interest rate swaps designated as cash flow hedging instruments to $5,500.0 million. Beginning October 1, 2009, we began amortizing deferred losses frozen in AOCL into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the quarter ended March 31, 2011, we recorded $2.2 million as an increase to interest expense, and we will record an additional $8.6 million as an increase to interest expense and other comprehensive income over the next 12 months, all related to deferred losses on the $1,000.0 million interest rate swap.

During the fourth quarter of 2009, we re-designated approximately $310.1 million of the $1,000.0 million swap as a cash flow hedging instrument. Also, on September 29, 2010, we entered into three forward interest rate swap agreements for notional amounts totaling $750.0 million that have been designated as cash flow hedging instruments. As a result, at March 31, 2011, $5,810.1 million of our total interest rate swap agreements notional amount of $7,250.0 million remained designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap agreement not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 1, 2011, the Company completed transactions related to three existing swap contracts. The $1.0 billion swap was modified to change the fixed payment rate from 4.172% to 3.233% and the maturity date was extended from April 25, 2012 to January 25, 2015. The two $2.0 billion swaps were each split into two $1.0 billion tranches. The terms of one tranche for each swap remained unchanged with fixed payment rates of 4.276% and 4.263% and maturity dates of April 25, 2013. The second tranche for each swap was modified to reduce the fixed payment rates to 3.915% and 3.935% and extend the maturity dates to January 25, 2015.

Derivative Instruments – Interest Rate Cap Agreements

On January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective January 28, 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5%. The CMBS interest rate cap was designated as a cash flow hedging instrument for accounting purposes on May 1, 2008.

In 2009, we began purchasing and extinguishing portions of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap remained effective subsequent to each debt extinguishment. In connection with the extinguishments, we reclassified deferred losses out of AOCL and into interest expense associated with hedges for which the forecasted future transactions are no longer probable of occurring. The following table summarizes the debt extinguishments and the amount of deferred losses reclassified out of AOCL:

Extinguishment Date	Debt Extinguished	Deferred Losses Reclassified
November 30, 2009	$948.8	$12.1
June 7, 2010	46.6	0.8
September 1, 2010	123.8	1.5
December 13, 2010	191.3	3.3
March 11, 2011	108.1	1.4
Subsequent to March 31, 2011, an additional $50.0 million face value of CMBS Financing was purchased and extinguished.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in AOCL associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in AOCL into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the quarter ended March 31, 2011, we recorded $5.2 million as an increase to interest expense, and we will record an additional $20.9 million as an increase to interest expense and AOCL over the next twelve months, all related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the amended and restated loan agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable interest rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we have designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes.

Derivative Instruments – Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of March 31, 2011 and December 31, 2010:

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps		$—		$—	Accrued expenses	$(4.9)	Accrued expenses	$(21.6)
Interest rate swaps	Deferred charges and other	14.5	Deferred charges and other	11.6	Deferred credits and other	(270.5)	Deferred credits and other	(305.5)
Interest rate cap	Deferred charges and other	1.6	Deferred charges and other	3.7		—		—

Subtotal		16.1		15.3		(275.4)		(327.1)
Derivatives not designated as hedging instruments
Interest rate swaps		—		—	Deferred credits and other	(26.7)	Deferred credits and other	(32.2)
Interest rate cap	Deferred charges and other	0.6	Deferred charges and other	1.5		—		—

Subtotal		0.6		1.5		(26.7)		(32.2)

Total Derivatives		$16.7		$16.8		$(302.1)		$(359.3)

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2011 and 2010 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended Mar. 31, 2011	Quarter Ended Mar. 31, 2010		Quarter Ended Mar. 31, 2011	Quarter Ended Mar. 31, 2010		Quarter Ended Mar. 31, 2011	Quarter Ended Mar. 31, 2010
Interest rate contracts	$(44.0)	$45.2	Interest expense	$10.1	$5.9	Interest expense	$(9.8)	$10.6

(In millions)		Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Income	Quarter Ended Mar. 31, 2011	Quarter Ended Mar. 31, 2010
Interest rate contracts	Interest expense	$(3.3)	$4.9

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended March 31, 2011 and 2010 by approximately $66.6 million and $66.4 million, respectively.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize, for the period from December 31, 2010 through March 31, 2011, significant additions to or reductions in our contractual obligations and other commitments through their respective maturity or ending dates, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations (a) (In millions)	Increase/ (Decrease)	Total
Face value of debt, including capital lease obligations	$(124.2)	$21,723.5
Estimated interest payments(b)(c)	(475.7)	8,890.5
Operating lease obligations	9.9	2,220.5
Purchase order obligations	1.8	51.7
State of Louisiana Guarantee (d)	(15.0)	—
Construction commitments	6.1	42.0
Community reinvestment	(1.7)	81.7
Entertainment obligations	(0.5)	84.3
Other contractual obligations	(20.7)	557.6

(a)

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 10, “Income Taxes,” to our Consolidated Condensed Financial Statements included in this quarterly report.)

(b)	Estimated interest for variable rate debt is based on rates at March 31, 2011. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.
(c)

Estimated interest assumes the extension of maturities of the CMBS Loans from 2013 to 2015 and the PHW Las Vegas senior secured loan from 2011 to 2015, resulting in a net increase of interest of approximately $457.3 million.

(d)

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of a $60.0 million annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary and owner of Harrah’s New Orleans, to the State of Louisiana. The agreement ended March 31, 2011.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Letters of credit	$6.6	$126.4
Minimum payments to tribes	(3.1)	13.8

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 45 months from March 31, 2011, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Condensed Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, fair value of guarantees and self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2010 Annual Report on Form 10-K. Significant changes to our accounting policies and any new accounting pronouncements are further discussed in Note 2, “Recently Issued Accounting Pronouncements”, to the consolidated condensed financial statements included in Item I of this Form 10-Q.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $18,751.0 million of total debt at March 31, 2011, $6,598.1 million, excluding $5,810.1 million of variable rate debt for which we have entered into interest rate swap agreements, is subject to variable interest rates. To manage our interest rate risk, we have entered into interest rate swap agreements with respect to LIBOR borrowings for a notional amount of $6,500.0 million of this variable rate debt, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5% and an interest rate cap agreement for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $63.1 million. At March 31, 2011, the weighted average USD LIBOR rate was 0.262%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $16.5 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the first quarter of 2011. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95.0% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation dated November 22, 2010 (Incorporated by reference to the exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.2	Bylaws of Caesars Entertainment Corporation, as amended on November 22, 2010 (Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.3	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010 (Incorporated by reference to the exhibit 3.3 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.4	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.6	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.4	Indenture, dated as of January 29, 2001, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and Bank One Trust Company, N.A., as Trustee, relating to the 8.0% Senior Notes Due 2011. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.5	Indenture, dated as of May 14, 2001, between Park Place Entertainment Corp., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-62508, filed June 7, 2001.)

4.6	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of May 14, 2001, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.7	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, to the Indenture, dated as of May 14, 2001, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 8 1/8% Senior Subordinated Notes due 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.8	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

Exhibit Number	Exhibit Description

4.9	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.11	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.12	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.13	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.14	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.15	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.16	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.17	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.18	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.19	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

Exhibit Number	Exhibit Description

4.20	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.21	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.22	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.23	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.24	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.25	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

4.26	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.27	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.28	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.29	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.30	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Exhibit Description

4.31	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.32	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.33	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.34	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.35	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 17, 2009.)

4.36	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.37	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

4.38	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.39	Registration Rights Agreement, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc, as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.40	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.41	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.42	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

Exhibit Number	Exhibit Description

4.43	Joinder to Registration Rights Agreement, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 29, 2009.)

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

Exhibit Number	Exhibit Description

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.14	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.15	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2010.)

†10.16	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.17	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.18	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

10.19	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.20	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed Decebmer 15, 2008.)

10.21	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.22	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.23	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

Exhibit Number	Exhibit Description

10.24	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.25	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.26	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.27	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.28	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.29	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.30	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.31	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.32	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.33	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.34	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.35	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.36	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.37	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended February 23, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed March 1, 2010.)

†10.38	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

†10.39	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.40	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.41	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.42	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Gary W. Loveman, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne, and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.43	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.).

10.44	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.45	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.46	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.47	Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah’s Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.48	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah’s Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.49	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah’s Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.50	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah’s Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.51	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah’s Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.52	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah’s Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.53	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah’s Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.54	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah’s Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.55	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah’s Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.56	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah’s Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.57	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah’s Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.58	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.59	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.60	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.61	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.62	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.63	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.64	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.65	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.66	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.67	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.68	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.69	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

†10.70	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Registration Statement filed November 16, 2010).

10.71	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010 (Incorporated by reference to the exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010)

10.72	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010 (Incorporated by reference to the exhibit 10.2 to the Company’s Current Report on From 8-K filed November 24, 2010)

10.73	Registration Rights Agreement, dated as of November 23, 2010, by and between Caesars Entertainment Corporation and Paulson & Co. Inc., on behalf of the several investment funds and accounts managed by it (Incorporated by reference to the exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 24, 2010)

10.74	Financial Counseling Plan of Harrah’s Entertainment, Inc., as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.75	Credit Agreement dated as of April 25, 2011 among Caesars Entertainment Corporation, Caesars Octavius, LLC, Caesars Linq, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 27, 2011).

10.76	Completion Guarantee dated as of April 25, 2011 by Caesars Entertainment Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 27, 2011).

Exhibit Number	Exhibit Description

10.77	Disbursement Agreement dated as of April 25, 2011 between Caesars Linq, LLC, Caesars Octavius, LLC, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 27, 2011).

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2011.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2011.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2011.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2011.

*99.1	Supplemental Discussion of Pro Forma Caesars Entertainment Operating Company, Inc. Financial Results

*99.2	Supplemental Discussion of Caesars Commercial Mortgage-Backed Securities Related Properties Financial Results

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 15(a)(3) of Form 10-K.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 12, 2011	By:	/S/ DIANE E. WILFONG
Vice President, Controller and Chief Accounting Officer