Form 10-Q
period 2011-06-30
CAESARS ENTERTAINMENT Corp
filed 2011-08-11
CIK 858339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 7, 2011, the Registrant had 71,793,659 shares of voting Common Stock outstanding.

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except par value)	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$1,037.8	$987.0
Receivables, less allowance for doubtful accounts of $217.7 and $216.3	418.2	393.2
Deferred income taxes	167.6	175.8
Prepayments and other current assets	290.7	184.1
Inventories	49.6	50.4
Assets held for sale	2.8	—

Total current assets	1,966.7	1,790.5

Land, buildings, riverboats and equipment	19,812.7	19,758.1
Less: accumulated depreciation	(2,335.6)	(1,991.5)

	17,477.1	17,766.6
Goodwill	3,468.3	3,420.9
Intangible assets other than goodwill	4,720.4	4,711.8
Investments in and advances to non-consolidated affiliates	101.9	94.0
Restricted cash	461.5	—
Deferred charges and other	766.9	803.9

	$28,962.8	$28,587.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$300.0	$251.4
Interest payable	186.3	201.5
Accrued expenses	1,097.6	1,074.3
Current portion of long-term debt	44.6	55.6

Total current liabilities	1,628.5	1,582.8
Long-term debt	19,539.4	18,785.5
Deferred credits and other	918.3	923.1
Deferred income taxes	5,446.1	5,623.7

	27,532.3	26,915.1

Redeemable non-controlling interests	36.0	—

Stockholders’ equity/(deficit)
Common stock; voting; $0.01 par value; 1,250.0 shares authorized; 71.8 and 71.8 shares issued and outstanding (net of 0.2 and 0.2 shares held in treasury) as of June 30, 2011 and December 31, 2010, respectively	0.7	0.7
Additional paid-in capital	6,915.8	6,906.5
Accumulated deficit	(5,397.8)	(5,105.6)
Accumulated other comprehensive loss	(168.6)	(168.8)

Total Caesars Entertainment Corporation Stockholders’ equity	1,350.1	1,632.8
Non-controlling interests	44.4	39.8

Total Stockholders’ equity	1,394.5	1,672.6

	$28,962.8	$28,587.7

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Revenues
Casino	$1,676.3	$1,717.0	$3,339.3	$3,467.0
Food and beverage	383.2	388.8	761.1	762.8
Rooms	308.7	294.1	602.2	562.5
Management fees	8.9	9.1	18.0	22.2
Other	164.1	153.3	308.8	284.3
Less: casino promotional allowances	(312.1)	(341.6)	(621.3)	(689.7)

Net revenues	2,229.1	2,220.7	4,408.1	4,409.1

Operating expenses
Direct
Casino	932.4	986.2	1,872.5	1,973.8
Food and beverage	167.2	161.2	325.8	305.8
Rooms	74.3	68.1	142.1	127.3
Property general, administrative and other	513.4	535.0	1,041.0	1,038.3
Depreciation and amortization	174.0	197.0	350.8	366.7
Project opening costs	4.1	1.6	4.3	2.3
Write-downs, reserves and recoveries	25.1	95.1	43.4	107.6
Impairment of intangible assets	—	100.0	—	100.0
Loss/(income) on interests in non-consolidated affiliates	3.4	(0.1)	3.0	0.5
Corporate expense	44.2	36.9	78.6	71.4
Acquisition and integration costs	(0.4)	0.4	2.3	7.6
Amortization of intangible assets	39.3	39.6	78.6	82.3

Total operating expenses	1,977.0	2,221.0	3,942.4	4,183.6

Income/(loss) from operations	252.1	(0.3)	465.7	225.5
Interest expense, net of interest capitalized	(524.6)	(456.8)	(998.0)	(948.3)
Gains/(losses) on early extinguishments of debt	14.7	18.7	47.9	(28.7)
Other income, including interest income	5.0	3.8	8.5	18.4

Loss before income taxes	(252.8)	(434.6)	(475.9)	(733.1)
Benefit for income tax	99.7	162.1	178.0	267.0

Net loss	(153.1)	(272.5)	(297.9)	(466.1)
Less: net income attributable to non-controlling interests	(2.4)	(1.5)	(5.0)	(3.5)

Net loss attributable to Caesars Entertainment Corporation	$(155.5)	$(274.0)	$(302.9)	$(469.6)

Loss per share-basic and diluted	$(2.17)	$(4.53)	$(4.22)	$(9.21)

Basic and diluted weighted-average common shares outstanding	71.8	60.6	71.8	51.0

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2011	2010
Cash flows (used in)/provided by operating activities
Net loss	$(297.9)	$(466.1)
Adjustments to reconcile net loss to cash flows provided by operating activities:
(Gains)/losses on early extinguishments of debt	(47.9)	28.7
Depreciation and amortization	571.3	587.0
Non-cash write-downs, reserves and recoveries, net	0.9	73.6
Impairment of intangible assets	—	100.0
Share-based compensation expense	10.3	12.6
Deferred income taxes	(181.0)	(285.1)
Gain on investment	—	(7.1)
Net change in long-term accounts	17.3	(71.8)
Net change in working capital accounts	21.8	86.6
Other	17.6	35.8

Cash flows provided by operating activities	112.4	94.2

Cash flows (used in)/provided by investing activities

Land, buildings, riverboats and equipment additions, net of change in construction payables	(91.7)	(75.2)

Change in restricted cash	(546.0)	—
Investments in subsidiaries	(51.0)	(1.1)
Payment made for partnership interest	—	(19.5)
Payment made for Pennsylvania gaming rights	—	(16.5)
Cash acquired in business acquisition, net of transaction costs	19.9	13.0
Investments in/advances to non-consolidated affiliates and other	(74.0)	—
Proceeds from other asset sales	1.2	13.0
Other	(8.7)	(9.0)

Cash flows used in investing activities	(750.3)	(95.3)

Cash flows provided by/(used in) financing activities
Proceeds from the issuance of long-term debt	863.8	1,292.2
Debt issuance costs	(17.5)	(19.5)
Borrowings under lending agreements	135.0	1,175.0
Repayments under lending agreements	(135.0)	(1,604.2)
Cash paid in connection with early extinguishments of debt	(125.9)	(242.5)
Scheduled debt retirements	(23.5)	(177.8)
Non-controlling interests’ distributions, net of contributions	(3.9)	(1.8)
Other	(4.3)	(1.8)

Cash flows provided by financing activities	688.7	419.6

Effect of deconsolidation of variable interest entities	—	(7.9)

Net increase in cash and cash equivalents	50.8	410.6
Cash and cash equivalents, beginning of period	987.0	918.1

Cash and cash equivalents, end of period	$1,037.8	$1,328.7

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(UNAUDITED)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Comprehensive Loss
(In millions)	Shares Outstanding	Amount
Balance at December 31, 2010	71.8	$0.7	$6,906.5	$(5,105.6)	$(168.8)	$39.8	$1,672.6
Net (loss)/income				(302.9)		5.0	(297.9)	$(297.9)
Share-based compensation			10.2			0.1	10.3
Repurchase of treasury shares	*	*	(0.9)				(0.9)
Post Retirement Medical, net of tax					0.3		0.3	0.3
Pension adjustment, net of tax					(0.9)		(0.9)	(0.9)
Foreign currency translation adjustments, net of tax					(13.4)	3.4	(10.0)	(10.0)
Fair market value of swap agreements, net of tax					5.6		5.6	5.6
Fair market value of interest rate cap agreements, net of tax					7.2		7.2	7.2
Reclassification of loss on interest rate locks from other comprehensive loss to interest expense, net of tax					0.4		0.4	0.4
Unrealized gains/losses on investments, net of tax					1.0		1.0	1.0
Non-controlling distributions, net of contributions						(3.9)	(3.9)
Effect of change in accounting for accruals for casino jackpot liabilities, net of tax				10.7		—	10.7

Comprehensive Loss, six months ended June 30, 2011								$(294.3)

Balance at June 30, 2011	71.8	$0.7	$6,915.8	$(5,397.8)	$(168.6)	$44.4	$1,394.5

*	Amount rounds to zero and does not change rounded total.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Note 1—Basis of Presentation and Organization

Caesars Entertainment Corporation is the world’s most diversified casino-entertainment company. As of June 30, 2011, we owned, operated or managed 52 casinos in 12 U.S. states and seven countries. The vast majority of these casinos operate in the United States and England, primarily under the Caesars, Harrah’s and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one operated casino in Canada, one combination greyhound racetrack and casino, one combination thoroughbred racetrack and casino, and one combination harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment. In this Quarterly Report on Form 10-Q (the “10-Q”) Caesars Entertainment Corporation, together with its consolidated subsidiaries where appropriate, is referred to as “Caesars Entertainment,” the “Company,” “we,” “our” and “us”.

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

Results of operations for interim periods are not necessarily indicative of a full year of operations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).

We have recast certain amounts for prior periods to conform to our 2011 presentation.

Subsequent to the filing of our 2010 10-K, in the first quarter of 2011, the Company determined that $64.9 million reported as cash and cash equivalents as of December 31, 2010 should have been reported as either current or non-current restricted cash at that date. At June 30, 2011 the Company has $557.0 million of current and non-current restricted cash, which is included in our Consolidated Condensed Balance Sheet as $95.5 million of Prepayments and other current assets and $461.5 million of Restricted cash, respectively. Nearly all of the restricted cash consists of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. The Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2011 includes $546.0 million of investing cash outflows for the funding of restricted cash balances and $11.0 million deposited to restricted cash accounts as part of our investments in subsidiaries during the quarter ended June 30, 2011. Included in the $546.0 million of investing cash outflows is $64.9 million of restricted cash funded prior to 2011. Management determined in the first quarter of 2011 that reclassifying the cash balances on the balance sheet and reporting the aggregate investing cash outflows was not a material correction of our 2010 financial statements.

Note 2—Recent Accounting Pronouncements

The following are accounting standards adopted or issued during 2011 that could have an impact on our Company.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for the presentation of comprehensive income. The new guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new requirements are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. As this is a presentation and disclosure update, there will be no impact on our consolidated financial position, results of operations and cash flows upon adoption.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

In May 2011, the FASB issued updated guidance related to fair value measurement and disclosure requirements. The changes result in common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards and change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The changes are effective for annual periods beginning after December 15, 2011. We are currently assessing what impact the adoption of this update will have on our consolidated financial position, results of operations and cash flows.

In April 2011, the FASB issued guidance related to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The update clarifies the guidance practice in identifying restructurings of receivables that constitute troubled debt restructurings for a creditor. The amendments in this update are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. We are currently assessing what impact the adoption of this update will have on our consolidated financial position, results of operations and cash flows.

In December 2010, the FASB issued new guidance regarding goodwill impairment testing for reporting units with zero or negative carrying amounts. The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. As of our 2010 annual assessment of goodwill and other non-amortizing intangible assets for impairment, we did not have any reporting units with zero or negative carrying amounts.

We adopted the FASB’s new requirements for accounting for accruals for casino jackpot liabilities on January 1, 2011. The new requirements clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Instead, jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots. Upon adoption of this standard on January 1, 2011, we adjusted our recorded accrual in the amount of $16.7 million ($10.7 million net of tax) with a corresponding cumulative effect adjustment to Retained Earnings.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Purchase Accounting

The purchase price of PHW Las Vegas was allocated based upon estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. During the first quarter 2011, the Company finalized its purchase price allocation and the supporting valuations and related assumptions. Based upon this finalization, the Company made adjustments to its final purchase price allocation resulting in an increase to the recorded goodwill of $2.4 million and concluding on final assets and liabilities of PHW Las Vegas as follows:

(In millions)	February 19, 2010
Assets
Current assets
Cash and cash equivalents	$31.3
Accounts receivable	13.6
Prepayments and other current assets	5.5
Inventories	1.9

Total current assets	52.3
Land, buildings and equipment	461.0
Goodwill	18.7
Intangible assets other than goodwill	5.4
Deferred charges and other	4.6

542.0

Liabilities
Current liabilities
Accounts payable	(1.9)
Interest payable	(1.1)
Accrued expenses	(27.7)
Current portion of long-term debt	(4.3)

Total current liabilities	(35.0)
Long-term debt, net of discount	(433.3)
Deferred credits and other	(12.6)

Total liabilities	(480.9)

Net assets acquired	$61.1

Acquisition of Thistledown Racetrack

On May 25, 2010, CEOC entered into an agreement to purchase the assets of Thistledown Racetrack. The acquisition was completed on July 28, 2010 at a cost of approximately $42.5 million. The results of Thistledown Racetrack for periods subsequent to July 28, 2010 are consolidated with our results.

The purchase price of Thistledown Racetrack was allocated based upon estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. The preliminary purchase price allocation includes assets, liabilities and net assets acquired of Thistledown Racetrack of $46.8 million, $4.3 million and $42.5 million, respectively.

Venture with Rock Gaming, LLC

In December 2010, we formed a venture, Rock Ohio Caesars LLC, with Rock Gaming, LLC (“Rock Gaming”), to pursue casino developments in Cincinnati and Cleveland. Pursuant to the agreements forming the venture, we have committed to invest up to $200.0 million for an approximate 30 percent interest in the venture. As part of our investment, we plan to contribute Thistledown Racetrack to the venture. The casino developments will be managed by subsidiaries of Caesars Entertainment Operating Company, Inc.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Completion of the casino developments is subject to a number of conditions, including, without limitation, the venture’s ability to obtain financing for development of the projects, the adoption of final rules and regulations by the Ohio Casino Control Commission and receipt of necessary licensing to operate casinos in the State of Ohio.

During the six months ended June 30, 2011, the Company contributed an additional $14.0 million into its venture with Rock Gaming, LLC, bringing its total investment to approximately $78.0 million. This contribution is included in the line “Investments in and advances to non-consolidated affiliates” in our Consolidated Condensed Balance Sheet at June 30, 2011.

On July 28, 2011, Rock Gaming notified us that they intend to exercise a contractual right to buy down a portion of our interest in the venture and lower our overall ownership in the venture to 20 percent. Pursuant to this right, Rock Gaming will contribute capital to the venture disproportionately with its existing ownership interest until such point as the amount of capital contributed by us and Rock Gaming brings our ownership interest in the venture to 20 percent. We expect this to occur contemporaneously with the receipt of project financing for construction of the Cleveland casino project.

Suffolk Downs

On March 29, 2011, we acquired an interest in Sterling Suffolk Racecourse, LLC, which owns a horse-racing track in Massachusetts, along with options to purchase additional interests and the right to manage a potential future gaming facility. The consideration paid for this investment has been recorded as an amortizing intangible asset, representing the right to manage a potential future gaming facility, with amortization commencing upon the future opening date of such facility. Our interest will be accounted for using the cost method of accounting.

Acquisition of Playtika Ltd

On May 16, 2011, Caesars Interactive Entertainment Israel, Ltd. (“CIEI”), a majority-owned subsidiary of Caesars Entertainment Corporation entered into an agreement to acquire 51 percent of the voting equity interests of Playtika Ltd., a social games developer based in Israel. The results of Playtika Ltd. for periods subsequent to May 16, 2011 will be consolidated with our results.

Purchase Accounting

The purchase price of Playtika Ltd. was allocated based upon estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. The preliminary purchase price allocation includes assets and liabilities of Playtika Ltd. as follows:

(In millions)	May 16, 2011
Assets
Total current assets	$31.4
Land, buildings and equipment	—
Goodwill	46.0
Intangible assets other than goodwill	25.0

102.4

Liabilities
Total current liabilities	(15.4)
Redeemable non-controlling interests	(36.0)

Net assets acquired	$51.0

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill and other intangible assets as of and for the six months ended June 30, 2011.

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance at December 31, 2010	$1,235.1	$3,420.9	$3,476.7
Acquisitions	85.4	48.4	—
Amortization Expense	(78.6)	—	—
Other, including foreign translations	0.4	(1.0)	1.4

Balance at June 30, 2011	$1,242.3	$3,468.3	$3,478.1

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	June 30, 2011				December 31, 2010
(In millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	8.7	$1,456.9	$(429.5)	$1,027.4	$1,456.9	$(366.5)	$1,090.4
Contract rights	3.3	193.0	(93.3)	99.7	132.5	(85.6)	46.9
Patented technology	4.7	118.9	(40.0)	78.9	93.5	(34.1)	59.4
Gaming rights	13.0	42.8	(8.9)	33.9	42.8	(7.6)	35.2
Trademarks	1.6	7.8	(5.4)	2.4	7.8	(4.6)	3.2

		$1,819.4	$(577.1)	1,242.3	$1,733.5	$(498.4)	1,235.1

Non-amortizing intangible assets
Trademarks				1,916.9			1,916.7
Gaming rights				1,561.2			1,560.0

				3,478.1			3,476.7

Total intangible assets other than goodwill				$4,720.4			$4,711.8

The aggregate amortization of intangible assets for the six months ended June 30, 2011 was $78.6 million. Estimated annual amortization expense for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is $161.5 million, $163.2 million, $160.9 million, $145.5 million, $142.3 million and $547.4 million, respectively.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Note 5—Debt

The following table presents our outstanding debt as of June 30, 2011 and December 31, 2010:

Detail of Debt (dollars in millions)	Final Maturity		Rate(s) at June 30, 2011	Face Value at June 30, 2011	Book Value at June 30, 2011	Book Value at Dec. 31, 2010
Credit Facilities
Term Loans B1-B3	2015		3.19%-3.31%	$5,007.2	$5,007.2	$5,815.1
Term Loans B4	2016		9.50%	985.0	964.7	968.3
Term Loan B5	2018		4.44%-4.47%	1,222.7	1,217.8	—
Revolving Credit Facility	2014		—	—	—	—
Secured Debt
Senior Secured Notes	2017		11.25%	2,095.0	2,052.1	2,049.7
CMBS financing	2015	*	3.20%	5,031.5	5,025.2	5,182.3
Second-Priority Senior Secured Notes	2018		12.75%	750.0	741.7	741.3
Second-Priority Senior Secured Notes	2018		10.0%	4,553.1	2,078.8	2,033.3
Second-Priority Senior Secured Notes	2015		10.0%	214.8	160.0	156.2
Chester Downs term loan	2016		12.375%	238.3	228.9	237.5
PHW Las Vegas Senior Secured Loan	2015	**	3.05%	517.7	423.5	423.8
Linq/Octavius Senior Secured Loan	2017		9.25%	450.0	445.6	—
Other	Various		4.25%-6.0%	0.7	0.7	1.4
Subsidiary-guaranteed Debt
Senior Notes, including senior interim loans	2016		10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes, including senior interim loans	2018		10.75%/ 11.5%	8.2	8.2	10.5
Unsecured Senior Debt
5.375%	2013		5.375%	125.2	105.0	101.6
7.0%	2013		7.0%	0.6	0.6	0.6
5.625%	2015		5.625%	364.5	279.1	273.9
6.5%	2016		6.5%	248.7	185.8	183.8
5.75%	2017		5.75%	153.7	104.7	105.5
Floating Rate Contingent Convertible Senior Notes	2024		0.303%	0.2	0.2	0.2
Other Unsecured Borrowings
5.3% special improvement district bonds	2035		5.3%	65.7	65.7	67.1
Other	Various		Various	1.0	1.0	1.0
Capitalized Lease Obligations
6.42%-9.8%	to 2020		6.42%-9.8%	8.9	8.9	9.4

Total debt				22,521.3	19,584.0	18,841.1
Current portion of long-term debt				(44.6)	(44.6)	(55.6)

Long-term debt				$22,476.7	$19,539.4	$18,785.5

*	We are permitted to extend the maturity of the CMBS Loans from 2013 to 2015, subject to satisfying certain conditions, in connection with the amendment to the CMBS Facilities
**	The Planet Hollywood Las Vegas senior secured loan is subject to extension options moving its maturity from 2011 to 2015, subject to certain conditions.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

As of June 30, 2011, book values are presented net of unamortized discounts of $2,937.7 million and unamortized premiums of $0.4 million. Book values as of December 31, 2010 are presented net of unamortized discounts of $3,006.6 million.

Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loans, and the special improvement district bonds. The PHW Las Vegas senior secured loan has not been included in current maturities of debt as of June 30, 2011 based upon the Company’s ability and intent to exercise its options to extend the maturity of this loan.

Credit Agreement

In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities.”) This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing (as defined below).

On May 20, 2011, CEOC amended its Credit Facilities to, among other things: (i) allow CEOC to buy back loans from individual lenders at negotiated prices at any time, which may be less than par, (ii) allow CEOC to extend the maturity of term loans or revolving commitments, as applicable, and for CEOC to otherwise modify the terms of loans or revolving commitments in connection with such an extension and (iii) modify certain other provisions of the credit facilities. CEOC also extended its Credit Facilities by (i) converting $799.4 million of B-1, B-2 and B-3 term loans held by consenting lenders to B-5 term loans with an extended maturity date of January 28, 2018 and a higher interest rate with respect to such extended term loans (the “Extended Term Loans”) and (ii) converting $423.3 million of revolver commitments held by consenting lenders to Extended Term Loans.

As of June 30, 2011, our Credit Facilities provide for senior secured financing of up to $8,421.7 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $7,214.9 million with $5,007.2 million maturing on January 28, 2015, $985.0 million maturing on October 31, 2016 (the $985.0 million borrowing defined as the “Incremental Loans”) and $1,222.7 million maturing on January 28, 2018 and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,206.8 million, maturing January 28, 2015, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $5.9 million, with the balance due at maturity. A total of $7,214.9 million face amount of borrowings were outstanding under the Credit Facilities as of June 30, 2011, with $127.1 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,079.7 million of additional borrowing capacity was available to the Company under its revolving credit facility as of June 30, 2011.

CMBS Financing

The CMBS properties borrowed $6,500.0 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Caesars Entertainment. The CMBS properties are Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Paris Las Vegas and Harrah’s Laughlin.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

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

In April 2011, we purchased $50.0 million of face value of CMBS Loans for $35.0 million, recognizing a pre-tax gain of $14.3 million, net of deferred finance charges.

As part of the amended CMBS Loan Agreement, in order to extend the maturity of the CMBS Loans under the extension option, we are required to extend our interest rate cap agreement to cover the two years of extended maturity of the CMBS Loans, with a maximum aggregate purchase price for such extended interest rate cap for $5.0 million. We funded the $5.0 million obligation on September 1, 2010 in connection with the closing of the amendment to the CMBS Loan Agreement.

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

Octavius and LINQ Projects

On April 25, 2011, the Company, together with certain indirect wholly-owned subsidiaries of CEOC (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) pursuant to which the Borrowers incurred financing to complete the Octavius Tower at Caesars Palace Las Vegas (“Project Octavius”) and to develop a retail, dining and entertainment corridor located between the Imperial Palace Hotel and Casino and the Flamingo Las Vegas on the Las Vegas strip (“Project Linq” and, together with Project Octavius, the “Development”). The Credit Agreement provides for a $450.0 million senior secured term facility (the “Term Facility”) with a six-year maturity, which is secured by all material assets of the Borrowers. The proceeds of the Term Facility will be used by the Borrowers to finance the Development and to pay fees and expenses incurred in connection with the Term Facility and the transactions related thereto.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

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

In connection with the Development and the Term Facility, the Company has contributed the existing Octavius Tower and related assets to one of the Borrowers. In August 2011, the Company completed the contribution of the existing O’Shea’s casino (adjacent to the Flamingo Las Vegas) and related real property and other assets comprising the components of Project Linq to one of the Borrowers. In connection with Project Octavius, one of the Borrowers leases the Octavius Tower to a wholly-owned subsidiary of CEOC. Upon completion of Project Linq, one of the Borrowers will lease the gaming space in Project Linq to a wholly-owned subsidiary of CEOC. The total lease payments will be $50.0 million annually once the Development is open. CEOC has guaranteed certain of the obligations of the lessees under the Project Octavius and Project Linq leases described above.

Pursuant to the Credit Agreement, the Company is required to make cash contributions to the Borrowers from time to time to fund a total equity commitment to the Development of $76.0 million. In addition, from time to time, the Company may be required to make additional cash contributions to the Borrowers to fund certain portions of the Development upon the occurrence of certain conditions. In addition to potential contributions pursuant to the Completion Guaranty, the Company has guaranteed all payments of interest under the Term Facility until the commencement of operations of the Octavius Tower and Project Linq and guaranteed the performance of the Borrowers of the first lien leverage ratio maintenance covenant (the “Performance Guarantee”) by agreeing, upon certain conditions, to make cash equity contributions to the Borrowers from time to time pursuant to the terms of the Term Facility. The maximum liability of the Company under the performance guarantee is $50.0 million. Except in the circumstances described above, neither the Company nor CEOC has any material obligations under the Term Facility, and the Term Facility is non-recourse to the Company or CEOC.

The Credit Agreement requires that the Borrowers maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance. Amounts deposited into the specified reserve funds represent restricted cash. In addition the Credit Agreement requires up to 50.0 percent of excess cash flow (as defined in the agreement), depending on the Senior Secured Leverage Ratio for that period, be applied to prepay the Term Facility.

Other Financing Transactions

On October 8, 2010, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of CEOC and owner of Harrah’s Chester, amended its existing senior secured term loan facility to obtain an additional $40.0 million term loan. The additional loan has substantially the same terms as the existing term loan with respect to interest rates, maturity and security.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

On June 3, 2010, Caesars announced an agreement under which affiliates of each of Apollo, TPG and Paulson were to exchange approximately $1,118.3 million face amount of debt for approximately 15.7 percent of the common equity of Caesars Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, Apollo, TPG, and Paulson purchased approximately $835.4 million, face amount, of CEOC notes that were held by another subsidiary of Caesars Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The notes that were purchased, together with $282.9 million face amount of notes they had previously acquired, were exchanged for equity in the fourth quarter of 2010. The notes exchanged for equity are held by a subsidiary of Caesars Entertainment and remain outstanding for purposes of CEOC. The exchange was accounted for as an equity transaction.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans and the Extended Term Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of June 30, 2011, the Credit Facilities, other than borrowings under the Incremental Loans and the Extended Term Loans, bore interest at LIBOR plus 300 basis points for the term loans. The revolver loan bore interest at LIBOR plus 300 basis points or the alternate base rate plus 200 basis points. The swingline loan bore interest at the alternate base rate plus 150 basis points.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0 percent; in each case plus an applicable margin. At June 30, 2011, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0 percent, plus 750 basis points.

Borrowings under the Extended Term Loans bear interest at a rate equal to either the alternate base rate or the then-current LIBOR rate, plus an applicable margin. At June 30, 2011, borrowings under the Extended Term Loans bore interest at LIBOR plus 425 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of June 30, 2011, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

The amount outstanding under the PHW Las Vegas senior secured loan bears interest, payable to third party lenders on a monthly basis, at a rate per annum equal to LIBOR plus 1.530 percent. Interest only participations of PHW Las Vegas bear interest at a fixed rate equal to $7.3 million per year, payable to the subsidiary of CEOC that owns such participations.

The Linq/Octavius Term Facility bears interest at a rate equal to either the alternate base rate, plus an applicable margin or the greater of (i) the then-current LIBOR rate and (ii) 1.25 percent, plus an applicable margin. At June 30, 2011, borrowings under the agreement bore interest at 1.25 percent, plus 800 basis points.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Collateral and Guarantors

CEOC’s Credit Facilities are guaranteed by Caesars Entertainment, and are secured by a pledge of CEOC’s capital stock, and by substantially all of the existing and future property and assets of CEOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of CEOC’s material, wholly-owned domestic subsidiaries and 65.0 percent of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

The PHW Las Vegas senior secured loan requires that the Company maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance. Certain amounts deposited into the specified reserve funds represent restricted cash.

Certain covenants contained in CEOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). Our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million Original First Lien Notes issued June 15, 2009 and the $720.0 million Additional First Lien Notes issued on September 11, 2009 and (b) up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in CEOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing CEOC’s 10.0 percent Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture and other agreements governing our cash pay debt and PIK toggle debt limit CEOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to CEOC only, engage in any business or own any material asset other than all of the equity interest of CEOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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

The CMBS Financing also includes affirmative covenants that require the CMBS properties to, among other things, maintain the borrowers as “special purpose entities”, maintain certain reserve funds in respect of furniture, fixtures, and equipment, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. Amounts deposited into the specified reserve funds represent restricted cash.

In addition, the CMBS Financing obligates the CMBS properties to apply excess cash flow in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS properties that may be distributed to Caesars Entertainment. For example, the CMBS properties are required to use 100.0 percent of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Caesars Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Caesars Entertainment is limited to 85.0 percent of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100.0 percent of excess cash flow for such quarter and $31.3 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS properties will need to be applied to such amortization and will not be available for distribution to Caesars Entertainment.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Note 6—Derivative Instruments

Derivative Instruments – Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2011, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of June 30, 2011 are as follows:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Variable Rate Received as of June 30, 2011	Next Reset Date	Maturity Date
April 25, 2011	$250.0	1.351%	0.186%	July 25, 2011	January 25, 2015
April 25, 2011	250.0	1.347%	0.186%	July 25, 2011	January 25, 2015
April 25, 2011	250.0	1.350%	0.186%	July 25, 2011	January 25, 2015
January 25, 2011	1,000.0	3.233%	0.274%	July 25, 2011	January 25, 2015
April 25, 2011	1,000.0	3.315%	0.274%	July 25, 2011	January 25, 2015
January 25, 2011	1,000.0	3.915%	0.274%	July 25, 2011	January 25, 2015
April 25, 2011	1,000.0	3.385%	0.274%	July 25, 2011	January 25, 2015
January 25, 2011	1,000.0	3.935%	0.274%	July 25, 2011	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the July 25, 2011 reset.

During the second quarter of 2011, the Company completed transactions to amend and extend certain swap contracts. A $1,000.0 million swap was modified to change the fixed payment rate from 4.172 percent and the maturity date from April 25, 2012. Two $2,000.0 million swaps were split into four $1,000.0 million tranches. The terms were modified to change the fixed payment rates from 4.276 percent and 4.263 percent and the maturity dates from April 25, 2013. The amended payment rates and maturity dates are shown in the table above.

In connection with the transactions to amend and extend the swap contracts, we removed the cash flow hedging designation for those swap agreements, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss (“AOCL”). We are amortizing deferred losses from the amend and extend transactions and other amounts previously frozen in AOCL into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the quarter and six months ended June 30, 2011, we amortized $14.3 million and $16.4 million, respectively, out of AOCL to interest expense. We will amortize an additional $79.0 million out of AOCL to interest expense over the next twelve months.

During the second quarter of 2011, we re-designated $4,310.1 million of the amended swap contracts as cash flow hedging instruments. To qualify for cash flow hedge accounting, the total designated swap amounts must match the critical terms such as notional amounts, benchmark interest rates and payment dates of the corresponding debt. At June 30, 2011, $5,060.1 million of our total interest rate swap agreements notional amount of $5,750.0 million are designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap agreement not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

Derivative Instruments – Interest Rate Cap Agreements

On January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective January 28, 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5 percent. The CMBS interest rate cap was designated as a cash flow hedging instrument for accounting purposes on May 1, 2008.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Extinguishment Date	Debt Extinguished	Deferred Losses Reclassified
November 30, 2009	$948.8	$12.1
June 7, 2010	46.6	0.8
September 1, 2010	123.8	1.5
December 13, 2010	191.3	3.3
March 11, 2011	108.1	1.4
April 1, 2011	50.0	0.5

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in AOCL associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in AOCL into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the quarter and six months ended June 30, 2011, we recorded $5.2 million and $10.4 million, respectively, as an increase to interest expense. We will record an additional $20.9 million as an increase to interest expense and AOCL over the next twelve months, all related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the the PHW Las Vegas Amended and Restated Loan Agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable interest rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5.0 percent, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes. On May 1, 2011, we removed the cash flow hedging designation for the interest rate cap agreement. Any subsequent change in fair value is recognized in interest expense during the period in which the change in value occurs.

Derivative Instruments – Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010:

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps		$—		$—	Accrued expenses	$—	Accrued expenses	$(21.6)
Interest rate swaps	Deferred charges and other	—	Deferred charges and other	11.6	Deferred credits and other	(341.5)	Deferred credits and other	(305.5)
Interest rate cap	Deferred charges and other	0.5	Deferred charges and other	3.7		—		—

Subtotal		0.5		15.3		(341.5)		(327.1)
Derivatives not designated as hedging instruments
Interest rate swaps		—		—	Deferred credits and other	(13.4)	Deferred credits and other	(32.2)
Interest rate cap	Deferred charges and other	0.2	Deferred charges and other	1.5		—		—

Subtotal		0.2		1.5		(13.4)		(32.2)

Total Derivatives		$0.7		$16.8		$(354.9)		$(359.3)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the quarters ended June 30, 2011 and 2010 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010		Quarter Ended June 30, 2011	Quarter Ended June 30, 2010		Quarter Ended June 30, 2011	Quarter Ended June 30, 2010
Interest rate contracts	$45.8	$78.8	Interest expense	$9.2	$8.4	Interest expense	$14.2	$(59.3)

(In millions)							Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments						Location of (Gain) or Loss Recognized in Income	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010
Interest rate contracts						Interest expense	$8.9	$4.9

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the six months ended June 30, 2011 and 2010 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion)
Derivatives designated as hedging instruments	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest rate contracts	$1.8	$123.9	Interest expense	$19.3	$14.3	Interest expense	$4.4	$(48.7)

(In millions)							Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments						Location of (Gain) or Loss Recognized in Income	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest rate contracts						Interest expense	$5.6	$9.8

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended June 30, 2011 and 2010 by approximately $50.8 million and $68.0 million, respectively. This cash settlement portion of the interest rate swap agreements increased interest expense for the six months ended June 30, 2011 and 2010 by approximately $117.3 million and $134.5 million, respectively.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

A change in interest rates on variable-rate debt will impact our financial results. For example, assuming a constant outstanding balance for our variable-rate debt, excluding the $5,060.1 million of variable-rate debt for which our interest rate swap agreements are designated as hedging instruments for accounting purposes, for the next twelve months, a hypothetical 1.0 percent increase in corresponding interest rates would increase interest expense for the twelve months following June 30, 2011 by approximately $71.7 million. At June 30, 2011, our weighted average USD LIBOR rate for our variable rate debt was 0.203 percent. A hypothetical reduction of this rate to zero percent would decrease interest expense for the next twelve months by approximately $14.6 million. At June 30, 2011, our variable-rate debt, excluding the aforementioned $5,060.1 million of variable-rate debt hedged using interest rate swap agreements, represents approximately 31.3 percent of our total debt, while our fixed-rate debt is approximately 68.7 percent of our total debt.

Note 7—Stock-Based Employee Compensation

Our share-based compensation expense consists primarily of time-based and performance-based options that have been granted to management, other personnel and key service providers. As of June 30, 2011, there was approximately $45.1 million of total unrecognized compensation cost related to stock option grants. The Company has recognized compensation expense associated with its stock-based employee compensation programs as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Amounts included in:
Corporate expense	$1.8	$3.3	$5.6	$7.6
Property general, administrative and other	2.6	2.5	4.7	5.0

Total Stock-Based Compensation Expense	$4.4	$5.8	$10.3	$12.6

On February 23, 2010, the Human Resources Committee of the Board of Directors of the Company adopted an amendment to the Company’s Management Equity Incentive Plan (the “Plan”). The amendment provides for an increase in the available number shares of the Registrant’s non-voting common stock for which options may be granted to 4,566,919 shares.

The amendment also revised the vesting hurdles for performance-based options under the Plan. The performance options vest if the return on investment in the Company of TPG, Apollo, and their respective affiliates and co-investors (the “Majority Stockholders”) achieve a specified return. Previously, 50.0 percent of the performance-based options vested upon a 2x return and 50.0 percent vested upon a 3x return. The triggers have been revised to 1.5x and 2.5x, respectively. In addition, a pro-rata portion of the 2.5x options will vest if the Majority Stockholders achieve a return on their investment that is greater than 2.0x, but less than 2.5x. The pro rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5x options depending upon the level of returns that the Majority Stockholders realize between 2.0x and 2.5x.

The following is a summary of share-based option activity for the six months ended June 30, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2010	4,242,002	$80.75	7.7
Options granted	156,669	59.90
Canceled	(345,264)	69.92

Outstanding at June 30, 2011	4,053,407	80.81	7.2

Exercisable at June 30, 2011	1,038,201	$88.05	5.8

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

The assumptions used to estimate fair value and the resulting estimated fair value of options granted during the six months ended June 30, 2011 are as follows:

Six Months Ended June 30, 2011
Expected volatility	70.7%
Expected dividend yield	—
Expected term (in years)	6.21
Risk-free interest rate	2.59%
Weighted average fair value per share of options granted	$30.86

Subsequent to the end of the 2011 second quarter, on July 8, 2011, the Human Resources Committee of the Board of Directors of the Company approved amendments to the Company’s Management Equity Incentive Plan (the “Plan”) and to outstanding stock options which were granted pursuant to the Plan.

As a result of the amendments, performance-based options will vest and become exercisable if the return on investment in the Company of TPG, Apollo, and their respective affiliates and co-investors (the “Majority Stockholders”) reaches at least 2.0 (rather than 2.5, which applied prior to the amendments), and if the Majority Stockholders realize a return of less than 2.0 but equal to or greater than 1.75, a pro-rata portion of such performance based options will vest based on straight line interpolation (collectively, the “Vesting Adjustment”).

The exercise price of outstanding 1.5X performance-based options was reduced to $35 per share. All outstanding 2.5X performance options were amended to reflect the Vesting Adjustment described above; however, the exercise price for the outstanding 2.5X, now 2.0X, performance options was not reduced to $35 per share. Additionally, the exercise price for all outstanding time-based options was reduced to $35 per share, with the reduced exercise price being phased in between a four to six year period, depending on grant date, as set forth in each individual award agreement. Prior to the phase in, any vested options may still be exercised at the original exercise price, subject to the terms of the Plan.

As a result of these amendments, an additional amount of expense will be recognized in future periods as the repricing vests. We are in the process of determining the income statement impact, which we believe will not be material to the results of operations in any given year.

Note 8—Preferred and Common Stock

As of June 30, 2011, the total number of shares of capital stock which the Company has authority to issue is 1,375.0 million shares, consisting of 1,250.0 million shares of voting economic common stock, par value $0.01 per share and 125.0 million shares of preferred stock, par value $0.01 per share. The holders of common stock shall be entitled to one vote per share on all matters to be voted on by the stockholders of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of common stock shall receive a pro-rata distribution of any remaining assets after payment of or provision for liabilities and the liquidation preference on preferred stock, if any.

During the six months ended June 30, 2011, we paid approximately $0.9 million to purchase 16,060 shares of our outstanding common stock from former employees. Such shares were recorded as treasury shares as of June 30, 2011.

The Company has no shares of preferred stock outstanding at June 30, 2011 and December 31, 2010.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Note 9—Write-downs, Reserves and Recoveries

Write-downs, reserves and recoveries include various pretax charges to record long-lived tangible asset impairments, contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, recoveries of previously recorded non-routine reserves and other non-routine transactions. The components of write-downs, reserves and recoveries were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Remediation costs	$4.3	$15.6	$7.8	$31.7
Efficiency projects	14.0	0.2	25.5	0.6
(Gain)/loss on divested or abandoned assets	(2.6)	0.2	(0.4)	0.2
Write-down of long-term note receivable	—	52.2	—	52.2
Litigation reserves, awards and settlements	5.3	26.5	6.1	27.0
Flood insurance deductibles	4.4	—	4.4	—
Other	(0.3)	0.4	—	(4.1)

Total Write-downs, reserves and recoveries	$25.1	$95.1	$43.4	$107.6

Remediation costs relate to projects at certain of our Las Vegas properties.

Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies. The costs recorded in 2011 relate to the new initiative launched during the fourth quarter of 2010.

During the quarter ended June 30, 2010, we recorded a $52.2 million write-down on a long-term note receivable related to land and pre-development costs contributed to a venture for development of a casino project in Philadelphia with which we were involved prior to December 2005. In April 2010, the proposed operator for the project withdrew from the project and the Pennsylvania Gaming Control Board commenced proceedings to revoke the license for the project. As a result, we fully reserved the note.

Litigation reserves, awards and settlements include costs incurred or reversed as a result of the Company’s involvement in various litigation matters, including contingent losses. During 2010, we recorded a $25.0 million charge related to the Hilton matter, which is more fully discussed in Note 12, “Commitments and Contingent Liabilities.”

Flood insurance deductibles represent the deductibles incurred as a result of the temporary closures of certain properties due to flooding during the quarter and six months ended June 30, 2011.

Other write-downs, reserves and recoveries for the six months ended June 30, 2010 included the release of a $4.8 million reserve for excise tax for which the statute of limitations expired.

Note 10—Income Taxes

The Company’s income tax benefit/(provision) and effective tax rate were as follows:

(In millions, except effective tax rate)	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Loss from continuing operations before income tax	$(252.8)	$(434.6)	$(475.9)	$(733.1)
Benefit for income taxes	$99.7	$162.1	$178.0	$267.0
Effective tax rate	(39.4)%	(37.3)%	(37.4)%	(36.4)%

Total income taxes were allocated as follows:

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Income tax benefit/(provision)	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Loss from continuing operations	$99.7	$162.1	$178.0	$267.0
Accumulated other comprehensive loss	17.2	18.1	(0.2)	28.8
Retained earnings	—	—	(6.0)	—

	$116.9	$180.2	$171.8	$295.8

We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities (uncertain tax benefits (“UTB”)) resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. During the quarter ended June 30, 2011, our UTB, excluding related interest and penalties, decreased by $4.9 million as a result of the change in judgment of certain foreign UTBs and translation adjustments on foreign UTBs. This change in gross UTB, excluding related interest and penalties, during the quarter ended June 30, 2011 benefited the effective tax rate by $4.6 million.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. The IRS audit of our 2008 federal income tax year concluded during the quarter ended June 30, 2010. The IRS proposed an adjustment to our cancellation of debt income tax position which we have appealed. It is reasonably possible that this issue could be settled in the next twelve months; however, we are unable to estimate the impact of a settlement at this time.

Under the American Recovery and Reinvestment Act of 2009, (the “ARRA”), the Company will receive temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, (“CODI”), rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $3.6 billion for tax purposes (net of Original Issue Discount (OID) interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. For state income tax purposes, certain states have conformed to the Act and others have not.

Note 11—Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of June 30, 2011 and December 31, 2010.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2011
Assets:
Cash equivalents	$42.7	$42.7	$—	$—
Restricted cash	442.8	—	442.8	—
Investments	105.2	102.9	2.3	—
Derivative instruments	0.7	—	0.7	—
Liabilities:
Derivative instruments	(354.9)	—	(354.9)	—

December 31, 2010
Assets:
Cash equivalents	$175.7	$175.7	$—	$—
Investments	95.4	92.7	2.7	—
Derivative instruments	16.8	—	16.8	—
Liabilities:
Derivative instruments	(359.3)	—	(359.3)	—

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts with a maturity of 90 days or less at the date of purchase and use Level 1 inputs to determine fair value.

Restricted cash – Restricted cash includes investments in commercial paper that are valued using Level 2 inputs. All amounts are included in either Prepayments and other current assets or Restricted cash in our Consolidated Balance Sheets.

Investments – Investments are primarily debt and equity securities with a maturity date greater than 90 days at the date of the security’s acquisition. The majority of these securities are traded in active markets, have readily determined market values and use Level 1 inputs. Those debt and equity securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. All of these investments are included in either Prepayments and other current assets or Deferred charges and other in our Consolidated Balance Sheets.

Investments in marketable securities were as follows:

	June 30, 2011		December 31, 2010
(In millions)	Fair Value	Unrealized Gains/(Losses)	Fair Value	Unrealized Gains/(Losses)
Corporate bonds	$2.3	$0.1	$2.7	$0.1
Equity	2.9	0.6	2.6	0.5
Government bonds	98.0	2.9	88.0	2.1
Mortgaged backed securities	—	—	0.1	—
Other liquid investments	2.0	—	2.0	—

Total Investments	$105.2	$3.6	$95.4	$2.7

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Items Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of June 30, 2011 for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of June 30, 2011, the Company’s outstanding debt had a fair value of $19,876.5 million and a carrying value of $19,584.0 million. The Company’s interest rate swaps used for hedging purposes had fair values equal to their carrying values; in the aggregate a liability of $354.9 million. Our interest rate cap agreements had a fair value equal to their carrying value as an asset of $0.7 million at June 30, 2011. See additional discussion about derivatives in Note 6, “Derivative Instruments”.

Interest-only Participations – Late in 2009, a subsidiary of CEOC acquired certain interest only participations payable by certain predecessor entities of PHW Las Vegas. When the Company assumed the debt in connection with the acquisition of Planet Hollywood, these interest only participations survived the transaction and remain outstanding as an asset of a subsidiary of CEOC as of June 30, 2011. In connection with both the initial acquisition of the interest only participations and the acquisition of Planet Hollywood, the fair value of these participations was determined based upon valuations as of each date. As the Company owns 100.0 percent of the outstanding participations, there is no active market available to determine a trading fair value at any point in time subsequent to the acquisition. As a result, the Company does not have the ability to update the fair value of the interest only participations subsequent to their acquisition and valuation, other than by estimating fair value based upon discounted future cash flows. Since discounted cash flows were used as the primary basis for valuation upon their acquisition and are also being used as the method to determine the amortization of the value of such participations into earnings, the Company believes that the book values of the interest only participations at June 30, 2011 approximate their fair values.

Note 12—Commitments and Contingent Liabilities

Litigation

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

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 42 months from June 30, 2011, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

During the quarter ended June 30, 2011, the Eastern Band of Cherokee Indians renewed our management agreement for Harrah’s Cherokee in North Carolina via an amendment which includes a seven year contract term beginning in November 2011. The amendment is pending approval by the National Indian Gaming Commission.

In addition to the guarantees discussed above, we had total aggregate non-cancelable purchase obligations of $947.1 million as of June 30, 2011, including construction-related commitments.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

On October 21, 2010, the administrative law judge issued a decision and ruled in our favor on a number of key issues. Both the Company and the Nevada Department of Taxation have filed an appeal of the decision with the Nevada Tax Commission and a hearing has been scheduled.

Contingent Liability - Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. (“Caesars”) and the Company acquired Caesars in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan’s benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. Thereafter, the Court required the parties to attempt to agree on a remedies determination and further required the parties to submit briefs to the Court in support of their positions. On September 7, 2010, the Court issued an opinion resolving certain of Hilton’s and the plaintiffs’ issues regarding a remedies determination and requiring the parties to confer and take other actions in an effort to resolve the remaining issues. Prior to the Court’s 2010 opinion, we were advised by counsel for the defendants that the plaintiffs have estimated that the damages are in the range of $180.0 million to $250.0 million. Counsel for the defendants further advised that approximately $50.0 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.

The Company received a letter from Hilton dated October 7, 2009 notifying the Company for the first time of this lawsuit and alleging that the Company has potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, the Company believes its maximum potential exposure is approximately 30.0 percent to 33.0 percent of the amount ultimately awarded as damages. The Company is not a party to the proceedings between the plaintiffs and the defendants and has not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, the Company does not have access to information sufficient to enable the Company to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between a representative of the Company and a representative of the defendants, the Company believes it is probable that damages will be at least $80.0 million and, accordingly, the Company recorded a charge of $25.0 million in accordance with ASC 450, Contingencies, during the second quarter 2010 in relation to this matter. The Company has not changed its belief respecting the damages which may be awarded in this lawsuit as a result of the 2010 opinion of the Court. The Company also continues to believe that it may have various defenses if a claim under the Allocation Agreement is asserted against the Company, including defenses as to the amount of damages. Because the Company has not had access to sufficient information regarding this matter, we cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.

Contingent Liability - Multi-Employer Pension Plans

We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (“the PPA”) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, we believe that some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation, employee medical coverage and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Note 13—Comprehensive Loss

The following activity affected comprehensive loss:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net loss	$(153.1)	$(272.5)	$(297.9)	$(466.1)
Post retirement medical, net of tax	0.2	—	0.3
Pension adjustments, net of tax	0.1	0.2	(0.9)	0.4
Reclassification of loss on derivative instruments from other comprehensive loss to net loss, net of tax	0.2	0.1	0.4	0.3
Unrealized gains/losses on investments, net of tax	1.2	—	1.0	—
Foreign currency translation adjustment, net of tax	5.7	8.7	(10.0)	(1.4)
Fair market value of swap agreements, net of tax	(23.7)	(44.6)	5.6	(63.2)
Fair market value of interest rate cap agreements, net of tax	3.7	(6.4)	7.2	(21.9)

Total comprehensive loss	$(165.7)	$(314.5)	$(294.3)	$(551.9)

Note 14— Loss Per Share

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Weighted-average common shares outstanding used in the calculation of basic loss per share	71.8	60.6	71.8	51.0
Potential dilution from stock options and warrants	—	—	—	—

Weighted-average common and common equivalent shares used in the calculation of diluted loss per share	71.8	60.6	71.8	51.0

Antidilutive stock options, warrants, and convertible preferred shares excluded from the calculation of diluted loss per share	4.0	4.0	4.1	32.3

Note 15—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our interest expense, net of capitalized interest, per the Consolidated Condensed Statements of Operations, to cash paid for interest, net of amount capitalized:

	Six Months Ended June 30,
(In millions)	2011	2010
Interest expense, net of interest capitalized	$998.0	$948.3
Adjustments to reconcile to cash paid for interest:
Net change in accruals	8.4	(23.8)
Amortization of deferred finance charges	(37.8)	(39.8)
Net amortization of discounts and premiums	(78.1)	(74.2)
Amortization of other comprehensive income	(19.9)	(18.1)
Rollover of Paid-in-Kind (“PIK”) interest to principal	(0.6)	(0.5)
Change in fair value of derivative instruments	(10.0)	48.7

Cash paid for interest, net of amount capitalized	$860.0	$840.6

Cash (refunds) payments of income taxes, net	$(4.7)	$21.7

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

Significant non-cash transactions during the six months ended June 30, 2011 include an adjustment to the accrued jackpot liability, and the corresponding cumulative effect adjustment to Retained Earnings, resulting from the adoption of the provision of new accounting requirements, as further discussed in Note 2, “Recent Accounting Pronouncements”.

Note 16—Related Party Transactions

In connection with the Acquisition, Apollo, TPG and their affiliates entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to Apollo and TPG, which are included in Corporate expense in our Consolidated Statements of Operations, for the quarter and six months ended June 30, 2011, were $7.5 million and $15.0 million, respectively. For the quarter and six months ended June 30, 2010, fees paid to Apollo and TPG totaled approximately $7.2 million and $14.2 million, respectively. We also reimburse Apollo and TPG for expenses that they incur related to their management services.

Note 17—Consolidating Financial Information of Guarantors and Issuers

As of June 30, 2011, CEOC is the issuer of certain debt securities that have been guaranteed by Caesars Entertainment and certain subsidiaries of CEOC. The following consolidating schedules present condensed financial information for Caesars Entertainment, the parent and guarantor; CEOC, the subsidiary issuer; guarantor subsidiaries of CEOC; and non-guarantor subsidiaries of Caesars Entertainment and CEOC, which include PHW Las Vegas and the CMBS properties, as of June 30, 2011, and December 31, 2010, and for the quarters and six months ended June 30, 2011 and 2010.

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

As described in more detail in Note 5—Debt in this 10-Q, Caesars is in the process of developing the Octavius Tower at Caesars Palace Las Vegas and Project Linq on the Las Vegas strip. As part of the financing of the two projects, certain non-guarantor entities borrowed $450 million in April 2011. Also, in April 2011, a guarantor entity contributed the existing Octavius Tower and related assets, which totaled $293 million, to the Octavius non-guarantor borrower. Concurrent with this asset contribution, the contributing guarantor entity increased its investment in the non-guarantor borrower entity by the same amount.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2011

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$51.8	$170.3	$304.8	$510.9	$—	$1,037.8
Receivables, net of allowance for doubtful accounts	—	39.9	259.2	119.1	—	418.2
Deferred income taxes	—	70.9	82.7	14.0	—	167.6
Prepayments and other current assets	—	8.8	107.5	174.4	—	290.7
Inventories	—	0.6	32.3	16.7	—	49.6
Assets held for sale	—	—	2.8	—	—	2.8
Intercompany receivables	10.5	235.3	159.7	147.0	(552.5)	—

Total current assets	62.3	525.8	949.0	982.1	(552.5)	1,966.7
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	233.2	9,978.2	7,265.7	—	17,477.1
Goodwill	—	—	1,646.1	1,822.2	—	3,468.3
Intangible assets other than goodwill	—	5.2	4,005.6	709.6	—	4,720.4
Investments in and advances to non-consolidated affiliates	930.2	13,700.0	316.2	954.7	(15,799.2)	101.9
Restricted cash	—	—	—	461.5	—	461.5
Deferred charges and other	—	364.9	188.7	213.3	—	766.9
Intercompany receivables	361.2	1,111.4	585.9	98.6	(2,157.1)	—

	$1,353.7	$15,940.5	$17,669.7	$12,507.7	$(18,508.8)	$28,962.8

Liabilities and Stockholders’ Equity/ (Deficit)
Current liabilities
Accounts payable	$0.1	$135.3	$95.0	$69.6	$—	$300.0
Interest payable	—	175.5	1.1	9.7	—	186.3
Accrued expenses	3.7	187.4	399.5	507.0	—	1,097.6
Current portion of long-term debt	—	23.5	5.0	16.1	—	44.6
Intercompany payables	—	58.7	301.7	192.1	(552.5)	—

Total current liabilities	3.8	580.4	802.3	794.5	(552.5)	1,628.5
Long-term debt	—	14,195.7	68.5	6,109.9	(834.7)	19,539.4
Deferred credits and other	—	651.5	166.0	100.8	—	918.3
Deferred income taxes	(0.2)	1,008.2	2,504.0	1,934.1	—	5,446.1
Intercompany payables	—	408.3	871.6	877.2	(2,157.1)	—

	3.6	16,844.1	4,412.4	9,816.5	(3,544.3)	27,532.3

Redeemable non-controlling interests	—	—	—	36.0	—	36.0

Caesars Entertainment Corporation Stockholders’ equity/(deficit)	1,350.1	(903.6)	13,257.3	2,610.8	(14,964.5)	1,350.1
Non-controlling interests	—	—	—	44.4	—	44.4

Total Stockholders’ equity/(deficit)	1,350.1	(903.6)	13,257.3	2,655.2	(14,964.5)	1,394.5

	$1,353.7	$15,940.5	$17,669.7	$12,507.7	$(18,508.8)	$28,962.8

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$136.0	$61.0	$358.2	$431.8	$—	$987.0
Receivables, net of allowance for doubtful accounts	—	18.0	261.4	113.8	—	393.2
Deferred income taxes	—	66.2	92.6	17.0	—	175.8
Prepayments and other current assets	—	29.0	77.2	77.9	—	184.1
Inventories	—	0.4	32.7	17.3	—	50.4
Intercompany receivables	3.7	313.0	161.9	169.1	(647.7)	—

Total current assets	139.7	487.6	984.0	826.9	(647.7)	1,790.5
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	229.8	10,457.8	7,079.0	—	17,766.6
Goodwill	—	—	1,646.1	1,774.8	—	3,420.9
Intangible assets other than goodwill	—	5.6	4,052.1	654.1	—	4,711.8
Investments in and advances to non-consolidated affiliates	1,002.3	13,924.4	7.6	914.0	(15,754.3)	94.0
Deferred charges and other	—	408.2	188.4	207.3	—	803.9
Intercompany receivables	500.0	1,106.7	669.5	184.2	(2,460.4)	—

	$1,642.0	$16,162.3	$18,005.5	$11,640.3	$(18,862.4)	$28,587.7

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$2.1	$87.6	$91.3	$70.4	$—	$251.4
Interest payable	—	191.2	0.5	9.8	—	201.5
Accrued expenses	7.3	208.2	420.2	438.6	—	1,074.3
Current portion of long-term debt	—	30.0	6.7	18.9	—	55.6
Intercompany payables	—	47.9	318.8	281.0	(647.7)	—

Total current liabilities	9.4	564.9	837.5	818.7	(647.7)	1,582.8
Long-term debt	—	13,690.7	71.8	5,825.0	(802.0)	18,785.5
Deferred credits and other	—	646.4	164.2	112.5	—	923.1
Deferred income taxes	(0.2)	1,131.3	2,536.1	1,956.5	—	5,623.7
Intercompany payables	—	598.1	955.2	907.1	(2,460.4)	—

	9.2	16,631.4	4,564.8	9,619.8	(3,910.1)	26,915.1

Caesars Entertainment Corporation Stockholders’ equity/(deficit)	1,632.8	(469.1)	13,440.7	1,980.7	(14,952.3)	1,632.8
Non-controlling interests	—	—	—	39.8	—	39.8

Total Stockholders’ equity/(deficit)	1,632.8	(469.1)	13,440.7	2,020.5	(14,952.3)	1,672.6

	$1,642.0	$16,162.3	$18,005.5	$11,640.3	$(18,862.4)	$28,587.7

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2011

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$18.5	$1,061.2	$596.6	$—	$1,676.3
Food and beverage	—	3.7	210.8	168.7	—	383.2
Rooms	—	4.8	156.5	147.4	—	308.7
Management fees	—	—	16.2	0.6	(7.9)	8.9
Other	—	12.8	100.7	97.4	(46.8)	164.1
Less: casino promotional allowances	—	(5.2)	(185.7)	(121.2)	—	(312.1)

Net revenues	—	34.6	1,359.7	889.5	(54.7)	2,229.1

Operating expenses
Direct
Casino	—	10.6	593.4	328.4	—	932.4
Food and beverage	—	1.7	86.5	79.0	—	167.2
Rooms	—	0.6	35.3	38.4	—	74.3
Property general, administrative and other	—	13.2	302.5	231.9	(34.2)	513.4
Depreciation and amortization	—	1.7	110.1	62.2	—	174.0
Project opening costs	—	—	4.1	—	—	4.1
Write-downs, reserves and recoveries	—	16.2	5.2	3.7	—	25.1
Loss/(income) on interests in non-consolidated affiliates	153.8	(122.6)	(15.3)	3.1	(15.6)	3.4
Corporate expense	5.5	31.7	4.6	22.9	(20.5)	44.2
Acquisition and integration costs	—	—	(0.4)	—	—	(0.4)
Amortization of intangible assets	—	0.2	23.5	15.6	—	39.3

Total operating expenses	159.3	(46.7)	1,149.5	785.2	(70.3)	1,977.0

(Loss)/income from operations	(159.3)	81.3	210.2	104.3	15.6	252.1
Interest expense, net of interest capitalized	—	(476.5)	(8.5)	(85.7)	46.1	(524.6)
Gains on early extinguishments of debt	—	—	—	14.7	—	14.7
Other income, including interest income	2.9	12.0	4.7	31.5	(46.1)	5.0

(Loss)/income before income taxes	(156.4)	(383.2)	206.4	64.8	15.6	(252.8)
Benefit/(provision) for income taxes	0.9	184.3	(71.9)	(13.6)	—	99.7

Net (loss)/income	(155.5)	(198.9)	134.5	51.2	15.6	(153.1)
Less: net income attributable to non-controlling interests	—	—	—	(2.4)	—	(2.4)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(155.5)	$(198.9)	$134.5	$48.8	$15.6	$(155.5)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$20.3	$1,106.2	$590.5	$—	$1,717.0
Food and beverage	—	5.4	218.7	164.7	—	388.8
Rooms	—	5.3	150.9	137.9	—	294.1
Management fees	—	0.3	14.7	0.4	(6.3)	9.1
Other	—	4.7	94.9	82.2	(28.5)	153.3
Less: casino promotional allowances	—	(7.0)	(210.2)	(124.4)	—	(341.6)

Net revenues	—	29.0	1,375.2	851.3	(34.8)	2,220.7

Operating expenses
Direct
Casino	—	12.0	632.9	341.3	—	986.2
Food and beverage	—	1.8	83.8	75.6	—	161.2
Rooms	—	0.6	31.7	35.8	—	68.1
Property general, administrative and other	—	8.3	342.8	216.0	(32.1)	535.0
Depreciation and amortization	—	1.8	133.3	61.9	—	197.0
Project opening costs	—	—	0.6	1.0	—	1.6
Write-downs, reserves and recoveries	—	25.3	60.1	9.7	—	95.1
Impairment of intangible assets	—	—	100.0	—	—	100.0
Loss/(income) on interests in non- consolidated affiliates	273.5	21.2	(6.2)	(0.9)	(287.7)	(0.1)
Corporate expense	3.3	23.0	6.0	7.3	(2.7)	36.9
Acquisition and integration costs	—	0.3	0.1	—	—	0.4
Amortization of intangible assets	—	0.1	24.2	15.3	—	39.6

Total operating expenses	276.8	94.4	1,409.3	763.0	(322.5)	2,221.0

(Loss)/income from operations	(276.8)	(65.4)	(34.1)	88.3	287.7	(0.3)
Interest expense, net of interest capitalized	1.4	(392.1)	(20.5)	(102.9)	57.3	(456.8)
(Losses)/gains on early extinguishment of debt	—	(4.6)	—	23.3	—	18.7
Other income, including interest income	0.3	11.4	18.3	31.1	(57.3)	3.8

(Loss)/income before income taxes	(275.1)	(450.7)	(36.3)	39.8	287.7	(434.6)
Benefit/(provision) for income taxes	1.1	188.0	(6.4)	(20.6)	—	162.1

Net (loss)/income	(274.0)	(262.7)	(42.7)	19.2	287.7	(272.5)
Less: net income attributable to non-controlling interests	—	—	—	(1.5)	—	(1.5)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(274.0)	$(262.7)	$(42.7)	$17.7	$287.7	$(274.0)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$32.0	$2,115.6	$1,191.7	$—	$3,339.3
Food and beverage	—	7.3	419.0	334.8	—	761.1
Rooms	—	8.4	307.6	286.2	—	602.2
Management fees	—	—	34.0	1.7	(17.7)	18.0
Other	—	25.2	192.1	183.4	(91.9)	308.8
Less: casino promotional allowances	—	(9.5)	(369.9)	(241.9)	—	(621.3)

Net revenues	—	63.4	2,698.4	1,755.9	(109.6)	4,408.1

Operating expenses
Direct
Casino	—	20.2	1,190.2	662.1	—	1,872.5
Food and beverage	—	3.7	169.4	152.7	—	325.8
Rooms	—	1.1	66.9	74.1	—	142.1
Property general, administrative and other	—	27.5	625.4	457.3	(69.2)	1,041.0
Depreciation and amortization	—	3.4	223.1	124.3	—	350.8
Project opening costs	—	—	4.1	0.2	—	4.3
Write-downs, reserves and recoveries	—	28.1	8.5	6.8	—	43.4
Loss/(income) on interests in non-consolidated affiliates	300.5	(228.7)	(26.0)	2.9	(45.7)	3.0
Corporate expense	10.2	55.2	8.3	45.3	(40.4)	78.6
Acquisition and integration costs	0.3	0.4	1.1	0.5	—	2.3
Amortization of intangible assets	—	0.3	47.0	31.3	—	78.6

Total operating expenses	311.0	(88.8)	2,318.0	1,557.5	(155.3)	3,942.4

(Loss)/income from operations	(311.0)	152.2	380.4	198.4	45.7	465.7
Interest expense, net of interest capitalized	—	(915.5)	(18.1)	(166.9)	102.5	(998.0)
Gains on early extinguishments of debt	—	—	—	47.9	—	47.9
Other income, including interest income	6.8	23.7	9.5	71.0	(102.5)	8.5

(Loss)/income before income taxes	(304.2)	(739.6)	371.8	150.4	45.7	(475.9)
Benefit/(provision) for income taxes	1.3	347.9	(132.1)	(39.1)	—	178.0

Net (loss)/income	(302.9)	(391.7)	239.7	111.3	45.7	(297.9)
Less: net income attributable to non-controlling interests	—	—	—	(5.0)	—	(5.0)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(302.9)	$(391.7)	$239.7	$106.3	$45.7	$(302.9)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$35.2	$2,260.1	$1,171.7	$—	$3,467.0
Food and beverage	—	9.5	435.8	317.5	—	762.8
Rooms	—	9.0	295.4	258.1	—	562.5
Management fees	—	2.6	31.7	0.6	(12.7)	22.2
Other	—	18.6	178.2	153.7	(66.2)	284.3
Less: casino promotional allowances	—	(12.0)	(429.1)	(248.6)	—	(689.7)

Net revenues	—	62.9	2,772.1	1,653.0	(78.9)	4,409.1

Operating expenses
Direct
Casino	—	22.5	1,281.1	670.2	—	1,973.8
Food and beverage	—	3.9	160.8	141.1	—	305.8
Rooms	—	1.1	60.6	65.6	—	127.3
Property general, administrative and other	—	17.5	665.7	419.2	(64.1)	1,038.3
Depreciation and amortization	—	3.7	241.7	121.3	—	366.7
Project opening costs	—	—	1.3	1.0	—	2.3
Write-downs, reserves and recoveries	—	21.2	69.6	16.8	—	107.6
Impairment of intangible assets	—	—	100.0	—	—	100.0
Loss/(income) on interests in non-consolidated affiliates	462.8	(98.2)	(14.5)	(0.4)	(349.2)	0.5
Corporate expense	10.8	44.4	11.6	19.4	(14.8)	71.4
Acquisition and integration costs	—	0.4	0.9	6.3	—	7.6
Amortization of intangible assets	—	0.3	51.2	30.8	—	82.3

Total operating expenses	473.6	16.8	2,630.0	1,491.3	(428.1)	4,183.6

(Loss)/income from operations	(473.6)	46.1	142.1	161.7	349.2	225.5
Interest expense, net of interest capitalized	—	(827.6)	(41.8)	(195.5)	116.6	(948.3)
Losses on early extinguishments of debt	—	(4.6)	—	(24.1)	—	(28.7)
Other income, including interest income	0.3	34.6	31.2	68.9	(116.6)	18.4

(Loss)/income before income taxes	(473.6)	(751.5)	131.5	11.0	349.2	(733.1)
Benefit/(provision) for income taxes	3.7	330.5	(67.5)	0.3	—	267.0

Net (loss)/income	(469.6)	(421.0)	64.0	11.3	349.2	(466.1)
Less: net income attributable to non-controlling interests	—	—	—	(3.5)	—	(3.5)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(469.6)	$(421.0)	$64.0	$7.8	$349.2	$(469.6)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$107.2	$(226.9)	$6.3	$225.8	$—	$112.4

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(7.1)	(51.8)	(32.8)	—	(91.7)
Change in restricted cash	—	—	—	(546.0)	—	(546.0)
Investments in subsidiaries	(108.5)	(89.6)	(15.6)	(51.0)	213.7	(51.0)
Cash acquired in business acquisition, net of transaction costs	—	—	—	19.9	—	19.9
Investments in/advances to non-consolidated affiliates and other	—	—	—	(74.0)	—	(74.0)
Proceeds from other asset sales	—	—	1.2	—	—	1.2
Other	—	—	(5.1)	(3.6)	—	(8.7)

Cash flows (used in)/provided by investing activities	(108.5)	(96.7)	(71.3)	(687.5)	213.7	(750.3)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	418.3	—	445.5	—	863.8
Debt issuance costs	—	(3.2)	—	(14.3)	—	(17.5)
Borrowings under lending agreements	—	135.0	—	—	—	135.0
Repayments under lending agreements	—	(135.0)	—	—	—	(135.0)
Cash paid in connection with early extinguishment of debt	—	—	(0.7)	(125.2)	—	(125.9)
Scheduled debt retirements	—	(13.4)	—	(10.1)	—	(23.5)
Non-controlling interests’ distributions, net of contributions	—	—	—	(3.9)	—	(3.9)
Other	(0.9)	—	(3.3)	(0.1)	—	(4.3)
(Distributions to) and transfers from affiliates, net	(82.0)	31.2	15.6	248.9	(213.7)	—

Cash flows (used in)/provided by financing activities	(82.9)	432.9	11.6	540.8	(213.7)	688.7

Net (decrease)/increase in cash and cash equivalents	(84.2)	109.3	(53.4)	79.1	—	50.8
Cash and cash equivalents, beginning of period	136.0	61.0	358.2	431.8	—	987.0

Cash and cash equivalents, end of period	$51.8	$170.3	$304.8	$510.9	$—	$1,037.8

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$702.0	$(4.9)	$(170.0)	$(432.9)	$—	$94.2

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(1.4)	(44.9)	(28.9)	—	(75.2)
Investment in subsidiaries	—	—	(0.6)	(0.5)	—	(1.1)
Payment made for partnership interest	—	—	—	(19.5)	—	(19.5)
Payment made for Pennsylvania gaming rights	—	—	—	(16.5)	—	(16.5)
Cash acquired in business acquisition, net of transaction costs	—	(18.8)	—	31.8	—	13.0
Proceeds from other asset sales	—	—	13.0	—	—	13.0
Other	—	—	(6.4)	(2.6)	—	(9.0)

Cash flows used in investing activities	—	(20.2)	(38.9)	(36.2)	—	(95.3)

Cash flows provided by/(used in) financing activities
Proceeds from the issuance of long-term debt	—	740.8	—	551.4	—	1,292.2
Debt issuance costs	—	(17.3)	—	(2.2)	—	(19.5)
Borrowings under lending agreements	—	1,175.0	—	—	—	1,175.0
Repayments under lending agreements	—	(1,602.0)	—	(2.2)	—	(1,604.2)
Cash paid in connection with early extinguishment of debt	—	(219.9)	—	(22.6)	—	(242.5)
Scheduled debt retirements	—	(158.4)	—	(19.4)	—	(177.8)
Non-controlling interests’ distributions, net of contributions	—	—	—	(1.8)	—	(1.8)
Other	(0.6)	—	(0.8)	(0.4)	—	(1.8)
(Distributions to) and transfers from affiliates, net	(446.8)	401.3	27.9	17.6	—	—

Cash flows (used in)/provided by financing activities	(447.4)	319.5	27.1	520.4	—	419.6

Effect of deconsolidation of variable interest entities	—	—	—	(7.9)	—	(7.9)

Net increase/(decrease) in cash and cash equivalents	254.6	294.4	(181.8)	43.4	—	410.6
Cash and cash equivalents, beginning of period	122.7	(15.6)	445.2	365.8	—	918.1

Cash and cash equivalents, end of period	$377.3	$278.8	$263.4	$409.2	$—	$1,328.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Caesars Entertainment Corporation for the quarters and six months ended June 30, 2011 and 2010, updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the 2010 10-K.

REGIONAL AGGREGATION

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We, therefore, believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more meaningful information than would be possible on either a consolidated basis, or an individual property basis, our casino properties as of June 30, 2011, have been grouped as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace Bally’s Las Vegas Flamingo Las Vegas(1) Harrah’s Las Vegas Paris Las Vegas Rio Imperial Palace Bill’s Gamblin’ Hall & Saloon Planet Hollywood Resort & Casino(2)	Harrah’s Atlantic City Showboat Atlantic City Bally’s Atlantic City Caesars Atlantic City Harrah’s Chester(3)	Harrah’s New Orleans Harrah’s Louisiana Downs Horseshoe Bossier City Grand Biloxi Harrah’s Tunica Horseshoe Tunica Tunica Roadhouse Hotel & Casino	Harrah’s St. Louis Harrah’s North Kansas City Harrah’s Council Bluffs Horseshoe Council Bluffs/ Bluffs Run

Illinois/Indiana	Other Nevada	Managed and International
Horseshoe Southern Indiana Harrah’s Joliet(4) Harrah’s Metropolis Horseshoe Hammond	Harrah’s Reno Harrah’s Lake Tahoe Harveys Lake Tahoe Harrah’s Laughlin	Harrah’s Ak-Chin(5) Harrah’s Cherokee(5) Harrah’s Rincon(5) Conrad Punta del Este(3) Caesars Windsor(6) London Clubs International(7)

(1)	Includes O’Shea’s Casino, which is adjacent to this property.
(2)	Acquired on February 19, 2010.
(3)	We have an approximately 95 percent ownership interest in and manage this property.
(4)	We have an 80 percent ownership interest in and manage this property.
(5)	Managed.
(6)	We have a 50 percent interest in Windsor Casino Limited, which operates this property. The province of Ontario owns the complex.
(7)	We own, operate or manage ten casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70 percent ownership interest in and manage one casino club in South Africa.

CONSOLIDATED OPERATING RESULTS

Because the financial results for 2010 include impairment charges, the following tables present separately income from operations before impairment charges and the impairment charges for 2010 to provide more meaningful comparisons of results. This presentation is not in accordance with U.S. GAAP.

(In millions)	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2011	2010			2011	2010
Casino revenues	$1,676.3	$1,717.0	(2.4)%		$3,339.3	$3,467.0	(3.7)%
Net revenues	2,229.1	2,220.7	0.4%		4,408.1	4,409.1	—%
Income/(loss) from operations	252.1	(0.3)	N/M		465.7	225.5	N/M
Impairment of intangible assets, including goodwill	—	100.0	N/M		—	100.0	N/M
Income from operations before impairment charges	252.1	99.7	N/M		465.7	325.5	43.1%
Net loss attributable to Caesars Entertainment Corporation, Inc.	(155.5)	(274.0)	(43.2)%		(302.9)	(469.6)	(35.5)%
Operating margin	11.3%	—%	11.3	pts	10.6%	5.1%	5.5	pts
Operating margin before impairment charge	11.3%	4.5%	6.8	pts	10.6%	7.4%	3.2	pts

The company measures its performance in part through tracking of trips by rated players and spend per rated-player trip. On a consolidated basis, trips by rated players in 2011 decreased 9.2 percent and 8.6 percent for the quarter and six months ended June 30, 2011, respectively, while spend per rated-player trip increased 5.6 and 4.7 percent for the quarter and six months ended June 30, 2011, respectively, when compared to the 2010 periods. The visitation declines were the result of temporary closures of five of our properties in the Illinois/Indiana and Louisiana/Mississippi regions during the quarter due to flooding, as well as the impact of marketing programs on visitation frequency of certain customer segments. The visitation declines in the six months ended June 30, 2011 also included temporary closures of two other properties in the mentioned regions due to severe weather conditions. Cash average daily room rates saw an increase in 2011 compared to 2010 of 5.3 percent and 5.5 percent for the quarter and six months ended June 30, 2011, respectively, and total occupancy percentages increased 3.3 and 3.5 percentage points for the quarter and six months ended June 30, 2011, respectively.

The Company’s net revenues for the quarter ended June 30, 2011 increased 0.4 percent to $2,229.1 million from $2,220.7 million for 2010 despite an overall decline in visitation and the temporary property closures. The increase was attributable to higher spend from our most loyal customers as well as growth in hotel revenue, most notably in the Las Vegas market. Net revenues for the six months ended June 30, 2011 were flat compared to the same period in 2010. Reduced visitation by our rated players and the temporary property closures were offset by increased customer spend per trip and the full six-month impact of Planet Hollywood Las Vegas, which we acquired in February 2010.

Income from operations for the quarter ended June 30, 2011 was $252.1 million compared with a loss from operations of $0.3 million for the 2010 respective period. Income from operations for the six months ended June 30, 2011 was $465.7 million, compared with $225.5 million for the year-ago period. The loss from operations for the quarter ended June 30, 2010 and the income from operations for the six months ended June 30, 2010 included impairment charges related to goodwill and other non-amortizing intangible assets of $100.0 million. Prior to the consideration of the 2010 impairment charges, income from operations was $99.7 million and $325.5 million for the 2010 periods. The increase of 2011 over 2010 was due to reduced operating expenses resulting from the company’s cost-reduction efforts and, reduced and more focused marketing expenditures. Additionally, we recorded charges during the quarter ended June 30, 2010, with no comparable amounts in 2011, for $52.2 million to fully reserve a note-receivable balance related to a venture for development of a casino project in Philadelphia, and $25.0 million relating to a previously disclosed contingency. These charges are reported for 2010 within Write-downs, reserves and recoveries in the Consolidated Condensed Statement of Operations.

Net loss attributable to Caesars Entertainment Corporation, Inc. for the quarter ended June 30, 2011 was $155.5 million compared with $274.0 million for the year-ago quarter. Net loss attributable to Caesars Entertainment Corporation for the six months ended June 30, 2011 was $302.9 million, compared with $469.6 million for the year-ago period. Net loss attributable to Caesars Entertainment Corporation for the quarter and six months ended June 30, 2011 included gains related to the early extinguishment of debt of $14.7 million and $47.9 million, respectively, compared with gains on early extinguishment of debt of $18.7 million and losses on early extinguishments of debt of $28.7 million, respectively, for the 2010 periods.

REGIONAL OPERATING RESULTS

Las Vegas property visitation by our rated players rose 0.2 percent for the quarter ended June 30, 2011 and 4.1 percent for the six months ended June 30, 2011 from the year-ago periods, and the amount spent per rated-player trip in 2011 increased 9.2 percent for the quarter ended June 30, 2011 and 5.3 percent for the six months ended June 30, 2011. Hotel revenues increased by 9.5 percent for the quarter ended June 30, 2011 and 13.3 percent for the six months ended June 30, 2011. Cash average daily room rates increased in 2011 by 6.5 percent and 7.0 percent and total occupancy percentages rose 3.6 and 4.0 percentage points for the quarter and six months ended June 30, 2011, respectively.

Atlantic City property visitation by our rated players decreased 4.1 percent for the quarter ended June 30, 2011 and 4.9 percent for the six months ended June 30, 2011 from the year-ago periods, and the amount spent per rated-player trip in 2011 decreased 0.1 percent for the quarter ended June 30, 2011 and 0.9 percent for the six months ended June 30, 2011.

For the remainder of our United States markets, in the quarter ended June 30, 2011 visitation by our rated players decreased 15.1 percent, while spend per rated-player trip increased 6.4 percent when compared to 2010. In the six months ended June 30, 2011 visitation by our rated players decreased 14.4 percent, while spend per rated-player trip increased 5.4 percent compared to 2010. Visitation declines in both periods were due largely to flood-related closures and the impact of more focused marketing.

Flooding of the Ohio and Mississippi rivers during the quarter ended June 30, 2011 caused temporary closures of Horseshoe Southern Indiana, Horseshoe Tunica, Tunica Roadhouse, Harrah’s Tunica, and Harrah’s Metropolis. Based on their locations and other factors, some properties were closed longer than others, however, all properties were reopened as of May 27, 2011. While the closures did contribute to the reduced net revenues experienced in the affected regions, the overall financial impact on our results of operations for 2011 is insignificant, after taking into account our insurance coverage. Costs incurred during the closures, as well as those in connection with restoring the affected properties to operating condition of approximately $29 million have not been expensed, but instead have been recorded as a receivable from our third party insurance providers. We also expect to receive insurance recoveries for lost profits through our business interruption insurance; however, these recoveries will be recognized into income in the period in which settlements with insurers are finalized.

Further discussion of our results by region follow:

Las Vegas Region

(In millions)	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2011	2010			2011	2010
Casino revenues	$413.2	$364.1	13.5%		$788.2	$743.7	6.0%
Net revenues	786.4	712.7	10.3%		1,512.8	1,395.5	8.4%
Income from operations	147.4	72.1	N/M		260.2	178.0	46.2%
Operating margin	18.7%	10.1%	8.6	pts	17.2%	12.8%	4.4	pts

Net revenues increased 10.3 percent and 8.4 percent for the quarter and six months ended June 30, 2011, respectively, from the year-ago periods. Visitation was relatively flat for the quarter ended June 30, 2011 and increased slightly for the first six months ended June 30, 2011 and, this region experienced an increase in its customer gaming spend per trip of 9.2 percent and 5.3 percent, respectively. Net revenues were also increased by higher total occupancy percentages and cash average daily room rates for the quarter and six months ended June 30, 2011. These trends demonstrate strengthening fundamentals in the region. Net revenues for the six months ended June 30, 2011 also include the full six-month impact of Planet Hollywood Las Vegas, which we acquired in February 2010. Income from operations for the quarter and six months ended June 30, 2011 increased compared to the 2010 periods due to the income impact of increased net revenues and improved operating margins due to our continued focus on effective cost management through the implementation of the Company’s efficiency projects. Included in the quarter and six months ended June 30, 2010 income from operations are increased levels of property remediation costs, which did not recur in the 2011 quarter or six month periods ended June 30, 2011.

On April 25, 2011 the financing was completed for the Octavius Tower at Caesars’ Palace Las Vegas (“Project Octavius”) and the development of a retail, dining and entertainment corridor located between the Imperial Palace Hotel and Casino and the Flamingo Las Vegas on the Las Vegas strip (“Project Linq”) and the Company has resumed work towards the completion of the Octavius Tower’s 662 rooms, including 75 luxury suites and expects to commence construction on Project Linq in the fourth quarter of 2011.

Atlantic City Region

(In millions)	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2011	2010			2011	2010
Casino revenues	$410.0	$432.5	(5.2)%		$805.6	$857.3	(6.0)%
Net revenues	477.4	487.9	(2.2)%		926.8	945.4	(2.0)%
Income from operations	34.5	27.7	24.5%		53.9	49.2	9.6%
Operating margin	7.2%	5.7%	1.5	pts	5.8%	5.2%	0.6	pts

The Atlantic City Region revenues continued to be affected by the ongoing difficult economic environment, competition from new casinos and the mid-2010 introduction of table games in the Pennsylvania market. As a result, net revenues for the quarter and six months ended June 30, 2011 were slightly lower than the prior year periods. Income from operations for the quarter and six months ended June 30, 2011 increased from the year ago periods due to reduced operating expenses as a result of reduced and more focused marketing expenses, lower depreciation expense and reduced payroll-related and property-tax expenses.

Louisiana/Mississippi Region

(In millions)	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
	2011	2010			2011	2010
Casino revenues	$244.8	$272.1	(10.0)%		$507.6	$554.6	(8.5)%
Net revenues	267.7	298.7	(10.4)%		553.8	605.7	(8.6)%
Income/(loss) from operations	36.9	(30.6)	N/M		70.6	1.7	N/M
Impairment of intangible assets, including goodwill	—	51.0	N/M		—	51.0	N/M
Income from operations before impairment charges	36.9	20.4	80.9%		70.6	52.7	34.0%
Operating margin	13.8%	(10.2)%	24.0	pts	12.7%	0.3%	12.4	pts
Operating margin before impairment charges	13.8%	6.8%	7.0	pts	12.7%	8.7%	4.0	pts

Net revenues decreased for the quarter and six months ended June 30, 2011 compared to the 2010 periods, primarily due to the temporary closures of three properties in the region due to flooding. Included in income/(loss) from operations for the quarter and six months ended June 30, 2010 was an impairment charge of $51.0 million related to impairment of intangible assets at one of the region’s properties. Prior to the consideration of the 2010 impairment charges, income from operations for the quarter and six months ended June 30, 2011 improved from the 2010 periods, as a result of insurance recovery receivables recorded during the second quarter 2011 which offset certain costs incurred during the closures as a result of the flooding. The 2010 second quarter and first half results include a one-time rent adjustment paid to the City of New Orleans in the amount of $6.4 million.

Iowa/Missouri Region

	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
(In millions)	2011	2010			2011	2010
Casino revenues	$173.4	$174.2	(0.5)%		$339.5	$349.9	(3.0)%
Net revenues	185.1	186.1	(0.5)%		362.5	373.7	(3.0)%
Income from operations	47.8	44.6	7.2%		91.7	92.1	(0.4)%
Operating margin	25.8%	24.0%	1.8	pts	25.3%	24.6%	0.7	pts

Net revenues in the region were relatively flat for the quarter ended June 30, 2011 and down 3.0 percent for the six months ended June 30, 2011 from the respective 2010 periods due to increased competitive pressures in the region and reduced visitation, offset by an increase in customer spend per trip. Income from operations for the quarter ended June 30, 2011 increased due to reduced operating expenses as a result of continued focus on effective cost management through the implementation of the Company’s efficiency projects.

Illinois/Indiana Region

	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
(In millions)	2011	2010			2011	2010
Casino revenues	$258.0	$294.6	(12.4)%		$526.4	$592.5	(11.2)%
Net revenues	268.8	295.5	(9.0)%		545.9	592.5	(7.9)%
Income from operations	40.6	38.3	6.0%		79.7	77.2	3.2%
Operating margin	15.1%	13.0%	2.1	pts	14.6%	13.0%	1.6	pts

Net revenues decreased for the quarter and six months ended June 30, 2011 compared to the 2010 periods, primarily due to the temporary closures of two properties in the region due to flooding. Income from operations for the quarter and six months ended June 30, 2011 improved from the 2010 periods, as a result of insurance recovery receivables recorded during the second quarter 2011 which offset certain costs incurred during the closures and as a result of the flooding.

Other Nevada Region

	Quarter Ended June 30,		Percentage Increase/ (Decrease)		Six Months Ended June 30,		Percentage Increase/ (Decrease)
(In millions)	2011	2010			2011	2010
Casino revenues	$85.3	$88.0	(3.1)%		$167.1	$174.7	(4.4)%
Net revenues	108.6	110.8	(2.0)%		214.2	220.7	(2.9)%
Income/(loss) from operations	10.8	(38.4)	N/M		18.0	(31.3)	N/M
Impairment of intangible assets, including goodwill	—	49.0	N/M		—	49.0	N/M
Income from operations before impairment charges	10.8	10.6	1.9%		18.0	17.7	1.7%
Operating margin	9.9%	(34.7)%	44.6	pts	8.4%	(14.2)%	22.6	pts
Operating margin before impairment charges	9.9%	9.6%	0.3	pts	8.4%	8.0%	0.4	pts

Net revenues for the quarter and six months ended June 30, 2011 declined slightly from the 2010 periods due to lower guest visitation and lower customer spend per trip driven by increased competitive pressure. Included in the quarter and six months ended June 30, 2010 income/(loss) from operations was an impairment charge of $49.0 million related to the impairment of intangible assets at one of the region’s properties. Income from operations before impairment charges was up slightly for the quarter and six months ended June 30, 2011 as the effects from cost-savings initiatives were more than able to offset the income impact of revenue declines.

Managed and International

	Quarter Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(In millions)	2011	2010		2011	2010
Net revenues
Managed	$12.8	$8.5	50.6%	$23.4	$21.0	11.4%
International	99.3	102.2	(2.8)%	225.2	219.9	2.4%

Total net revenues	$112.1	$110.7	1.3%	$248.6	$240.9	3.2%

Income from operations
Managed	$1.0	$3.1	(67.7)%	$2.1	$7.1	(70.4)%
International	1.6	3.5	(54.3)%	19.9	14.9	33.6%

Total income from operations	$2.6	$6.6	(60.6)%	$22.0	$22.0	—%

Revenue increases during the second quarter 2011 were attributable to Thistledown Racetrack which we acquired in July 2010 and increased visitation and customer spend per trip at our Uruguay property, offset by declines experienced by our two properties in Egypt as a result of recent political uprisings. Our properties in Egypt continue to be impacted by the turmoil in the region which is negatively impacting our income from operations.

Other Factors Affecting Net Income

(In millions)	Quarter Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
Expense/(Income)	2011	2010		2011	2010
Corporate expense	$44.2	$36.9	19.8%	$78.6	$71.4	10.1%
Write-downs, reserves and recoveries	25.1	95.1	(73.6)%	43.4	107.6	(59.7)%
Impairment of intangible assets, including goodwill	—	100.0	N/M	—	100.0	N/M
Acquisition and integration costs	(0.4)	0.4	N/M	2.3	7.6	(69.7)%
Amortization of intangible assets	39.3	39.6	(0.8)%	78.6	82.3	(4.5)%
Interest expense, net	524.6	456.8	14.8%	998.0	948.3	5.2%
(Gains)/losses on early extinguishments of debt	(14.7)	(18.7)	(21.4)%	(47.9)	28.7	N/M
Other income	(5.0)	(3.8)	31.6%	(8.5)	(18.4)	(53.8)%
Benefit for income taxes	(99.7)	(162.1)	(38.5)%	(178.0)	(267.0)	(33.3)%
Income attributable to non-controlling interests	2.4	1.5	60.0%	5.0	3.5	42.9%

N/M= Not Meaningful

Corporate Expense

In 2011, the Human Resources Committee of the Board of Directors adopted the Project Renewal Incentive Plan (the “Plan”) – a plan designed to incent the Company’s leadership to undertake the cost savings initiatives proposed as part of a comprehensive program to streamline the Company’s operations that was launched in the fourth quarter of 2010. Under this Plan, the Company recorded $9.6 million and $11.6 million in expense for the quarter and six months ended June 30, 2011, respectively. The expenses are accrued in Corporate expense in the Consolidated Condensed Statement of Operations, but when paid, the relevant amounts will be charged to property operating expenses. Prior to the recording of expense under this Plan, Corporate expense declined by $2.3 million and $4.4 million for the quarter and six months ended June 30, 2011, primarily as a result of the Company’s cost savings initiatives.

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

For the quarter and six months ended June 30, 2011, total write-downs, reserves and recoveries were $25.1 million and $43.4 million, respectively, compared to $95.1 million and $107.6 million for the quarter and six months ended June 30, 2010. Amounts incurred during the quarter ended June 30, 2010 with no comparable amounts in 2011 were charges of $25.0 million for legal reserves relating to a previously disclosed contingency, and $52.2 million to fully reserve a note receivable balance related to a venture for development of a casino project in Philadelphia.

Remediation costs for the quarter and six months ended June 30, 2011 were $4.3 million and $7.8 million, respectively, compared to $15.6 million and $31.7 million for the quarter and six months ended June 30, 2010 and relate to projects at certain Las Vegas properties. These costs have decreased for both the quarter and six months ended June 30, 2011 when compared to the 2010 periods due to lower current activity in remediation projects.

Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies. Costs related to efficiency projects totaled $14.0 million and $0.2 million during the quarters ended June 30, 2011 and 2010, respectively. Costs related to efficiency projects for the six months ended June 30, 2011 totaled $25.5 million. The increase in efficiency projects expense relates to the Company’s initiative that commenced during the fourth quarter of 2010.

Costs related to the flood insurance deductibles are the result of the temporary closings of certain properties during the quarter ended June 30, 2011 and totaled $4.4 million.

Other write-downs, reserves and recoveries for the six months ended June 30, 2010 included the release of a $4.8 million reserve for excise tax for which the statute of limitations expired and was recorded in the first quarter of 2010.

Impairment of intangible assets

During the fourth quarter of each year, we perform annual assessments for impairment of goodwill and other intangible assets that are not subject to amortization as of September 30. We perform assessments for impairment of goodwill and other intangible assets more frequently if impairment indicators exist. Due to the relative impact of weak economic conditions on certain properties, we performed interim assessments of goodwill and certain intangible assets for impairment during the second quarter of 2010. These interim assessments resulted in impairment charges of $100.0 million recorded during the second quarter of 2010. For the quarter ended June 30, 2011, there were no impairment indicators therefore, an interim assessment was not required.

Acquisition and integration costs

Acquisition and integration costs for the six months ended June 30, 2010 included costs in connection with our acquisition of Planet Hollywood and costs associated with other potential development and investment activities.

Amortization of intangible assets

Amortization of intangible assets was lower for the quarter and six months ended June 30, 2011 when compared to the same periods in 2010 due to lower intangible asset balances as a result of certain contract rights being fully amortized during 2010.

Interest expense

Interest expense increased by $67.8 million and $49.7 million for the quarter and six months ended June 30, 2011, respectively compared to the same periods in 2010 due primarily to changes in fair value of derivative instruments and additional amortization of deferred losses frozen in AOCL, partially offset by reduced interest from purchases of CMBS debt and lower fixed payment rates on outstanding swaps. Interest expense for the quarter ended June 30, 2011, as a result of interest rate swap agreements and interest rate cap agreements, includes (i) $14.2 million of expense due to measured ineffectiveness and amounts excluded from effectiveness testing for derivatives designated as hedging instruments; (ii) $8.9 million of expense due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $9.2 million of expense due to amortization of deferred losses frozen in Accumulated Other Comprehensive Loss (“AOCL”). Interest expense for the six months ended June 30, 2011, as a result of interest rate swap agreements and interest rate cap agreements, includes (i) $4.4 million of expense due to measured ineffectiveness and amounts excluded from effectiveness testing for derivatives designated as hedging instruments; (ii) $5.6 million of expense due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $19.3 million of expense due to amortization of deferred losses frozen in AOCL.

(Gains)/losses on early extinguishments of debt

During the quarter ended June 30, 2011, we recognized a pre-tax gain on early extinguishments of debt of $14.7 million, compared with a pre-tax gain on early extinguishments of debt of $18.7 million in the 2010 period. The gain in 2011 is a result of the April 2011 purchase of $50.0 million face value of CMBS Loans for $35.0 million, net of deferred financing costs. In June 2010, we purchased $46.6 million face value of CMBS Loans for $22.6 million, recognizing a net gain on the transaction of approximately $23.3 million and we completed an offering which retired outstanding senior and senior subordinated notes and recorded a pre-tax loss of $4.6 million.

During the six months ended June 30, 2011, we recognized a pre-tax gain on early extinguishments of debt of $47.9 million, compared with a pre-tax loss on early extinguishments of debt of $28.7 million in the 2010 period. The gain in 2011 is the result of the March 2011 purchase of $108.1 million face value of CMBS Loans for $73.5 million net of deferred financing costs and the April 2011 purchase described above. The loss in 2010 is the result of a first quarter charge to record an additional liability pursuant to the terms of an amendment under which we agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $47.4 million for their loans previously sold, offset by the net gain recorded in the second quarter 2010 as described above.

Other income

As a result of the 2010 cancellation of our debt investment in certain predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million in the first quarter of 2010 to adjust our investment to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Consolidated Condensed Statement of Operations for the six months ended June 30, 2010. In addition, other income for all periods presented included insurance policy proceeds related to the Company’s deferred compensation plan.

Income tax benefit

Our quarter ended June 30, 2011 effective tax rate benefit was approximately 39 percent, compared with an effective tax rate benefit of approximately 37 percent for the quarter ended June 30, 2010. The increase in the benefit was primarily due to effects of state income taxes and federal tax credits, partially offset by the impact of nondeductible expenses and accrued interest on prior years’ uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

Caesars Entertainment has undertaken comprehensive cost-reduction efforts to right-size expenses with business levels. During the fourth quarter of 2010, the Company launched a new initiative to reinvent certain aspects of its functional and operating units in an effort to gain significant further cost reductions and streamline our operations. During the quarter and six months ended June 30, 2011, the Company realized cost savings of $86.2 million and $152.4 million, respectively and has estimated cost savings yet to be realized of $161.4 million as of that date.

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

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of casino entertainment development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Cash needed to finance projects currently under development as well as additional projects being pursued is expected to be made available from operating cash flows, established debt programs, joint venture partners, specific project financing, guarantees of third-party debt and additional debt offerings. Our capital spending for the six months ended June 30, 2011 totaled $91.7 million. Estimated total capital expenditures for 2011, including expenditures associated with portions of Project Linq and Project Octavius, are expected to be between $390.0 million and $450.0 million.

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

Our cash and cash equivalents totaled $1,037.8 million at June 30, 2011 compared to $987.0 million at December 31, 2010.

Capital Resources

A substantial portion of the financing of the Company is comprised of credit facility and notes financing obtained by CEOC. This financing is neither secured nor guaranteed by Caesars Entertainment’s other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure approximately $5,031.5 million face value of commercial mortgage-backed securities (“CMBS”). Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 of this Form 10-Q.

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

The following table presents our outstanding debt as of June 30, 2011 and December 31, 2010:

Detail of Debt (dollars in millions)	Final Maturity		Rate(s) at June 30, 2011	Face Value at June 30, 2011	Book Value at June 30, 2011	Book Value at Dec. 31, 2010
Credit Facilities
Term Loans B1 - B3	2015		3.19%-3.31%	$5,007.2	$5,007.2	$5,815.1
Term Loans B4	2016		9.50%	985.0	964.7	968.3
Term Loan B5	2018		4.44%-4.47%	1,222.7	1,217.8	—
Revolving Credit Facility	2014		—	—	—	—
Secured Debt
Senior Secured Notes	2017		11.25%	2,095.0	2,052.1	2,049.7
CMBS financing	2015	*	3.20%	5,031.5	5,025.2	5,182.3
Second-Priority Senior Secured Notes	2018		12.75%	750.0	741.7	741.3
Second-Priority Senior Secured Notes	2018		10.0%	4,553.1	2,078.8	2,033.3
Second-Priority Senior Secured Notes	2015		10.0%	214.8	160.0	156.2
Chester Downs term loan	2016		12.375%	238.3	228.9	237.5
PHW Las Vegas Senior Secured Loan	2015	**	3.05%	517.7	423.5	423.8
Linq/Octavius Senior Secured Loan	2017		9.25%	450.0	445.6	—
Other	Various		4.25%-6.0%	0.7	0.7	1.4
Subsidiary-guaranteed Debt
Senior Notes, including senior interim loans	2016		10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes, including senior interim loans	2018		10.75%/11.5%	8.2	8.2	10.5
Unsecured Senior Debt
5.375%	2013		5.375%	125.2	105.0	101.6
7.0%	2013		7.0%	0.6	0.6	0.6
5.625%	2015		5.625%	364.5	279.1	273.9
6.5%	2016		6.5%	248.7	185.8	183.8
5.75%	2017		5.75%	153.7	104.7	105.5
Floating Rate Contingent Convertible Senior Notes	2024		0.303%	0.2	0.2	0.2
Other Unsecured Borrowings
5.3% special improvement district bonds	2035		5.3%	65.7	65.7	67.1
Other	Various		Various	1.0	1.0	1.0
Capitalized Lease Obligations
6.42%-9.8%	to 2020		6.42%-9.8%	8.9	8.9	9.4

Total debt				22,521.3	19,584.0	18,841.1
Current portion of long-term debt				(44.6)	(44.6)	(55.6)

Long-term debt				$22,476.7	$19,539.4	$18,785.5

*	We are permitted to extend the maturity of the CMBS Loans from 2013 to 2015, subject to satisfying certain conditions, in connection with the amendment to the CMBS Facilities
**	The Planet Hollywood Las Vegas senior secured loan is subject to extension options moving its maturity from 2011 to 2015, subject to certain conditions.

As of June 30, 2011, book values are presented net of unamortized discounts of $2,937.7 million and unamortized premiums of $0.4 million. Book values as of December 31, 2010 are presented net of unamortized discounts of $3,006.6 million.

Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loan and the special improvement district bonds. The PHW Las Vegas senior secured loan has not been included in current maturities of debt as of June 30, 2011 based upon the Company’s ability and intent to exercise its options to extend the maturity of this loan.

Credit Agreement

In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities.”) This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing (as defined below).

On May 20, 2011, CEOC amended its Credit Facilities to, among other things: (i) allow CEOC to buy back loans from individual lenders at negotiated prices at any time, which may be less than par, (ii) allow CEOC to extend the maturity of term loans or revolving commitments, as applicable, and for CEOC to otherwise modify the terms of loans or revolving commitments in connection with such an extension and (iii) modify certain other provisions of the credit facilities. CEOC also extended its Credit Facilities by (i) converting $799.4 million of B-1, B-2 and B-3 term loans held by consenting lenders to B-5 term loans with an extended maturity date of January 28, 2018 and a higher interest rate with respect to such extended term loans (the “Extended Term Loans”) and (ii) converting $423.3 million of revolver commitments held by consenting lenders to Extended Term Loans.

As of June 30, 2011, our Credit Facilities provide for senior secured financing of up to $8,421.7 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $7,214.9 million with $5,007.2 million maturing on January 28, 2015, $985.0 million maturing on October 31, 2016 (the $985.0 million borrowing defined as the “Incremental Loans”) and $1,222.7 million maturing on January 28, 2018 and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,206.8 million, maturing January 28, 2015, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $5.9 million, with the balance due at maturity. A total of $7,214.9 million face amount of borrowings were outstanding under the Credit Facilities as of June 30, 2011, with $127.1 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,079.7 million of additional borrowing capacity was available to the Company under its revolving credit facility as of June 30, 2011.

CMBS Financing

The CMBS properties borrowed $6,500.0 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Caesars Entertainment. The CMBS properties are Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Paris Las Vegas and Harrah’s Laughlin.

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

In April 2011, we purchased $50.0 million of face value of CMBS Loans for $35.0 million, recognizing a pre-tax gain of $14.3 million, net of deferred finance charges.

As part of the amended CMBS Loan Agreement, in order to extend the maturity of the CMBS Loans under the extension option, we are required to extend our interest rate cap agreement to cover the two years of extended maturity of the CMBS Loans, with a maximum aggregate purchase price for such extended interest rate cap for $5.0 million. We funded the $5.0 million obligation on September 1, 2010 in connection with the closing of the amendment to the CMBS Loan Agreement.

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

Octavius and LINQ Projects

On April 25, 2011, the Company, together with certain indirect wholly-owned subsidiaries of CEOC (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) pursuant to which the Borrowers incurred financing to complete the Octavius Tower at Caesars Palace Las Vegas (“Project Octavius”) and to develop a retail, dining and entertainment corridor located between the Imperial Palace Hotel and Casino and the Flamingo Las Vegas on the Las Vegas strip (“Project Linq” and, together with Project Octavius, the “Development”). The Credit Agreement provides for a $450.0 million senior secured term facility (the “Term Facility”) with a six-year maturity, which is secured by all material assets of the Borrowers. The proceeds of the Term Facility will be used by the Borrowers to finance the Development and to pay fees and expenses incurred in connection with the Term Facility and the transactions related thereto.

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

In connection with the Development and the Term Facility, the Company has contributed the existing Octavius Tower and related assets to one of the Borrowers. In August 2011, the Company completed the contribution of the existing O’Shea’s casino (adjacent to the Flamingo Las Vegas) and related real property and other assets comprising the components of Project Linq to one of the Borrowers. In connection with Project Octavius, one of the Borrowers leases the Octavius Tower to a wholly-owned subsidiary of CEOC. Upon completion of Project Linq, one of the Borrowers will lease the gaming space in Project Linq to a wholly-owned subsidiary of CEOC. The total lease payments will be $50.0 million annually once the Development is open. CEOC has guaranteed certain of the obligations of the lessees under the Project Octavius and Project Linq leases described above.

Pursuant to the Credit Agreement, the Company is required to make cash contributions to the Borrowers from time to time to fund a total equity commitment to the Development of $76.0 million. In addition, from time to time, the Company may be required to make additional cash contributions to the Borrowers to fund certain portions of the Development upon the occurrence of certain conditions. In addition to potential contributions pursuant to the Completion Guaranty, the Company has guaranteed all payments of interest under the Term Facility until the commencement of operations of the Octavius Tower and Project Linq and guaranteed the performance of the Borrowers of the first lien leverage ratio maintenance covenant (the “Performance Guarantee”) by agreeing, upon certain conditions, to make cash equity contributions to the Borrowers from time to time pursuant to the terms of the Term Facility. The maximum liability of the Company under the performance guarantee is $50.0 million. Except in the circumstances described above, neither the Company nor CEOC has any material obligations under the Term Facility, and the Term Facility is non-recourse to the Company or CEOC.

The Credit Agreement requires that the Borrowers maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance. Amounts deposited into the specified reserve funds represent restricted cash. In addition the Credit Agreement requires up to 50.0 percent of excess cash flow (as defined in the agreement), depending on the Senior Secured Leverage Ratio for that period, be applied to prepay the Term Facility.

Other Financing Transactions

On October 8, 2010, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of CEOC and owner of Harrah’s Chester, amended its existing senior secured term loan facility to obtain an additional $40.0 million term loan. The additional loan has substantially the same terms as the existing term loan with respect to interest rates, maturity and security.

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

Issuances and Redemptions

During the second quarter of 2010, CEOC completed the offering of $750.0 million aggregate principal amount of 12.75 percent second-priority senior secured notes due 2018 and used the proceeds of this offering to redeem or repay the following outstanding debt:

Debt (dollars in millions)	Maturity	Interest Rate	Face Value
5.5% Senior Notes	2010	5.5%	$191.6
8.0% Senior Notes	2011	8.0%	13.2
8.125% Senior Subordinated Notes	2011	8.125%	12.0
Revolving Credit Facility	2014	3.23% - 3.25%	525.0

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

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans and the Extended Term Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of June 30, 2011, the Credit Facilities, other than borrowings under the Incremental Loans and the Extended Term Loans, bore interest at LIBOR plus 300 basis points for the term loans. The revolver loan bore interest at LIBOR plus 300 basis points or the alternate base rate plus 200 basis points. The swingline loan bore interest at the alternate base rate plus 150 basis points.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0 percent; in each case plus an applicable margin. At June 30, 2011, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0 percent, plus 750 basis points.

Borrowings under the Extended Term Loans bear interest at a rate equal to either the alternate base rate or the then-current LIBOR rate, plus an applicable margin. At June 30, 2011, borrowings under the Extended Term Loans bore interest at LIBOR plus 425 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of June 30, 2011, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

The amount outstanding under the PHW Las Vegas senior secured loan bears interest, payable to third party lenders on a monthly basis, at a rate per annum equal to LIBOR plus 1.530 percent. Interest only participations of PHW Las Vegas bear interest at a fixed rate equal to $7.3 million per year, payable to the subsidiary of CEOC that owns such participations.

The Linq/Octavius Term Facility bears interest at a rate equal to either the alternate base rate, plus an applicable margin or the greater of (i) the then-current LIBOR rate and (ii) 1.25 percent, plus an applicable margin. At June 30, 2011, borrowings under the agreement bore interest at 1.25 percent, plus 800 basis points.

Collateral and Guarantors

CEOC’s Credit Facilities are guaranteed by Caesars Entertainment, and are secured by a pledge of CEOC’s capital stock, and by substantially all of the existing and future property and assets of CEOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of CEOC’s material, wholly-owned domestic subsidiaries and 65.0 percent of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions.

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

The PHW Las Vegas senior secured loan requires that the Company maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance. Certain amounts deposited into the specified reserve funds represent restricted cash.

Certain covenants contained in CEOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months (LTM) Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). Our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million Original First Lien Notes issued June 15, 2009 and the $720.0 million Additional First Lien Notes issued on September 11, 2009 and (b) up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in CEOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing CEOC’s 10.0 percent Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA and consolidated debt to LTM Adjusted EBITDA ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture and other agreements governing our cash pay debt and PIK toggle debt limit CEOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) with respect to CEOC only, engage in any business or own any material asset other than all of the equity interest of CEOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

We believe we are in compliance with CEOC’s Credit Facilities and indentures, including the Senior Secured Leverage Ratio, as of June 30, 2011. If our LTM Adjusted EBITDA were to decline significantly from the level achieved at June 30, 2011, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under CEOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our Credit Facilities allow us to apply cash contributions received by CEOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

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

The CMBS Financing also includes affirmative covenants that require the CMBS properties to, among other things, maintain the borrowers as “special purpose entities”, maintain certain reserve funds in respect of furniture, fixtures and equipment, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. Amounts deposited into the specified reserve funds represent restricted cash.

In addition, the CMBS Financing obligates the CMBS properties to apply excess cash flow in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS properties that may be distributed to Caesars Entertainment. For example, the CMBS properties are required to use 100.0 percent of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Caesars Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Caesars Entertainment is limited to 85.0 percent of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100.0 percent of excess cash flow for such quarter and $31.3 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS properties will need to be applied to such amortization and will not be available for distribution to Caesars Entertainment.

Derivative Instruments — Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2011 we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of June 30, 2011 are as follows:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Variable Rate Received as of June 30, 2011	Next Reset Date	Maturity Date
April 25, 2011	$250.0	1.351%	0.186%	July 25, 2011	January 25, 2015
April 25, 2011	250.0	1.347%	0.186%	July 25, 2011	January 25, 2015
April 25, 2011	250.0	1.350%	0.186%	July 25, 2011	January 25, 2015
January 25, 2011	1,000.0	3.233%	0.274%	July 25, 2011	January 25, 2015
April 25, 2011	1,000.0	3.315%	0.274%	July 25, 2011	January 25, 2015
January 25, 2011	1,000.0	3.915%	0.274%	July 25, 2011	January 25, 2015
April 25, 2011	1,000.0	3.385%	0.274%	July 25, 2011	January 25, 2015
January 25, 2011	1,000.0	3.935%	0.274%	July 25, 2011	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the July 25, 2011 reset.

During the second quarter of 2011, the Company completed transactions to amend and extend certain swap contracts. A $1,000.0 million swap was modified to change the fixed payment rate from 4.172 percent and the maturity date from April 25, 2012. Two $2,000.0 million swaps were split into four $1,000.0 million tranches. The terms were modified to change the fixed payment rates from 4.276 percent and 4.263 percent and the maturity dates from April 25, 2013. The amended payment rates and maturity dates are shown in the table above.

In connection with the transactions to amend and extend the swap contracts, we removed the cash flow hedging designation for those swap agreements, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss (“AOCL”). We are amortizing deferred losses from the amend and extend transactions and other amounts previously frozen in AOCL into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the quarter and six months ended June 30, 2011, we amortized $14.3 million and $16.4 million, respectively, out of AOCL to interest expense. We will amortize an additional $79.0 million out of AOCL to interest expense over the next twelve months.

During the second quarter of 2011, we re-designated $4,310.1 million of the amended swap contracts as cash flow hedging instruments. To qualify for cash flow hedge accounting, the total designated swap amounts must match the critical terms such as notional amounts, benchmark interest rates and payment dates of the corresponding debt. At June 30, 2011, $5,060.1 million of our total interest rate swap agreements notional amount of $5,750.0 million are designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap agreement not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

Derivative Instruments – Interest Rate Cap Agreements

On January 28, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective January 28, 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5 percent. The CMBS interest rate cap was designated as a cash flow hedging instrument for accounting purposes on May 1, 2008.

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

Extinguishment Date	Debt Extinguished	Deferred Losses Reclassified
November 30, 2009	$948.8	$12.1
June 7, 2010	46.6	0.8
September 1, 2010	123.8	1.5
December 13, 2010	191.3	3.3
March 11, 2011	108.1	1.4
April 1, 2011	50.0	0.5

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in AOCL associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in AOCL into income over the original remaining term of the hedge forcasted transactions that are still probable of occurring. For the quarter and six months ended June 30, 2011, we recorded $5.2 million and $10.4 million, respectively, as an increase to interest expense. We will record an additional $20.9 million as an increase to interest expense and AOCL over the next twelve months, all related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the PHW Las Vegas Amended and Restated Loan Agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable interest rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5.0 percent, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes. On May 1, 2011, we removed the cash flow hedging designation for the interest rate cap agreement. Any subsequent change in fair value is recognized in interest expense during the period in which the change in value occurs.

Derivative Instruments – Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010:

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps		$—		$—	Accrued expenses	$—	Accrued expenses	$(21.6)
Interest rate swaps	Deferred charges and other	—	Deferred charges and other	11.6	Deferred credits and other	(341.5)	Deferred credits and other	(305.5)
Interest rate cap	Deferred charges and other	0.5	Deferred charges and other	3.7		—		—

Subtotal		0.5		15.3		(341.5)		(327.1)
Derivatives not designated as hedging instruments
Interest rate swaps		—		—	Deferred credits and other	(13.4)	Deferred credits and other	(32.2)
Interest rate cap	Deferred charges and other	0.2	Deferred charges and other	1.5		—		—

Subtotal		0.2		1.5		(13.4)		(32.2)

Total Derivatives		$0.7		$16.8		$(354.9)		$(359.3)

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the quarters ended June 30, 2011 and 2010 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010		Quarter Ended June 30, 2011	Quarter Ended June 30, 2010		Quarter Ended June 30, 2011	Quarter Ended June 30, 2010
Interest rate contracts	$45.8	$78.8	Interest expense	$9.2	$8.4	Interest expense	$14.2	$(59.3)

(In millions)							Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments						Location of (Gain) or Loss Recognized in Income	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010
Interest rate contracts						Interest expense	$8.9	$4.9

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the six months ended June 30, 2011 and 2010 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion)
Derivatives designated as hedging instruments	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest rate contracts	$1.8	$123.9	Interest expense	$19.3	$14.3	Interest expense	$4.4	$(48.7)

(In millions)							Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments						Location of (Gain) or Loss Recognized in Income	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest rate contracts						Interest expense	$5.6	$9.8

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended June 30, 2011 and 2010 by approximately $50.8 million and $68.0 million, respectively. This cash settlement portion of the interest rate swap agreements increased interest expense for the six months ended June 30, 2011 and 2010 by approximately $117.3 million and $134.5 million, respectively.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The tables below summarize, for the period from December 31, 2010 through June 30, 2011, additions to or reductions in our contractual obligations and other commitments through their respective maturity or ending dates, which were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations (a) (In millions)	Increase/ (Decrease)	Total
Face value of debt, including capital lease obligations	$673.6	$22,521.3
Estimated interest payments(b)(c)	(132.2)	9,234.0
Operating lease obligations	(0.5)	2,210.1
Purchase order obligations	18.3	68.2
State of Louisiana Guarantee (d)	(15.0)	—
Construction commitments	(7.3)	28.6
Community reinvestment	(3.5)	79.9
Entertainment obligations	91.4	176.2
Other contractual obligations	(43.0)	535.3

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

(b)	Estimated interest for variable rate debt is based on rates at June 30, 2011. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.
(c)

Estimated interest assumes the extension of maturities of the CMBS Loans from 2013 to 2015 and the PHW Las Vegas senior secured loan from 2011 to 2015, resulting in a net increase of interest of approximately $448.6 million.

(d)

In February 2008, we entered into an agreement with the State of Louisiana whereby we extended our guarantee of a $60.0 million annual payment obligation of Jazz Casino Company, LLC, our wholly-owned subsidiary and owner of Harrah’s New Orleans, to the State of Louisiana. The agreement ended March 31, 2011.

Other Commitments (In millions)	Increase/ (Decrease)	Total
Letters of credit	$7.3	$127.1
Minimum payments to tribes	(6.9)	10.0

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to these contracts for the three managed Indian-owned facilities now open, which extend for periods of up to 42 months from June 30, 2011, is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $19,584.0 million of total debt at June 30, 2011, $8,154.2 million, excluding $5,060.1 million of variable rate debt for which we have interest rate swap agreements designated as cash flow hedging instruments, is subject to variable interest rates. To manage our interest rate risk, we have entered into interest rate swap agreements with respect to LIBOR borrowings for a notional amount of $5,750.0 million of this variable rate debt, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5% and an interest rate cap agreement for a notional amount of $554.3 million at a LIBOR cap rate of 5.0%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $71.7 million. At June 30, 2011, the weighted average USD LIBOR rate was 0.203%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $14.6 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the quarter and six months ended June 30, 2011. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95.0% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation dated November 22, 2010 (Incorporated by reference to the exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.2	Bylaws of Caesars Entertainment Corporation, as amended on November 22, 2010 (Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.3	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010 (Incorporated by reference to the exhibit 3.3 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.4	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.6	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed January 31, 2008.)

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed March 30, 2010.)

4.4	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.5	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

Exhibit Number	Exhibit Description

4.7	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.8	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.9	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.10	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.11	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.12	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.13	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.14	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.15	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

Exhibit Number	Exhibit Description

4.16	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.17	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.18	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.19	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.20	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.21	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

4.22	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.23	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.24	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.25	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.26	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Exhibit Description

4.27	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.28	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.29	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.30	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.31	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 17, 2009.)

4.32	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.33	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

4.34	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.35	Registration Rights Agreement, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc, as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.36	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.37	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.38	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

Exhibit Number	Exhibit Description

4.39	Joinder to Registration Rights Agreement, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 29, 2009.)

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

Exhibit Number	Exhibit Description

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.14	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.15	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2010.)

†10.16	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.17	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.18	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

10.19	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.20	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

10.21	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.22	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.23	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

Exhibit Number	Exhibit Description

10.24	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.25	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.26	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.27	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.28	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.29	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.30	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.31	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.32	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.33	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.34	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.35	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.36	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.37	Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended February 23, 2010. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed March 1, 2010.)

†10.38	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

†10.39	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.40	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.41	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.42	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Gary W. Loveman, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne, and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.43	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.).

10.44	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.45	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.46	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.47	Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah’s Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.48	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah’s Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.49	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah’s Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.50	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah’s Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.51	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah’s Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.52	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah’s Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.53	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah’s Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.54	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah’s Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.55	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah’s Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.56	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah’s Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.57	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah’s Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.58	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.59	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.60	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.61	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.62	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.63	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.64	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.65	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.66	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.67	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.68	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.69	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

†10.70	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Registration Statement filed November 16, 2010).

10.71	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010 (Incorporated by reference to the exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010)

10.72	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010 (Incorporated by reference to the exhibit 10.2 to the Company’s Current Report on From 8-K filed November 24, 2010)

10.73	Registration Rights Agreement, dated as of November 23, 2010, by and between Caesars Entertainment Corporation and Paulson & Co. Inc., on behalf of the several investment funds and accounts managed by it (Incorporated by reference to the exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 24, 2010)

10.74	Financial Counseling Plan of Harrah’s Entertainment, Inc., as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.75	Credit Agreement dated as of April 25, 2011 among Caesars Entertainment Corporation, Caesars Octavius, LLC, Caesars Linq, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 27, 2011).

10.76	Completion Guarantee dated as of April 25, 2011 by Caesars Entertainment Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 27, 2011).

Exhibit Number	Exhibit Description

10.77	Disbursement Agreement dated as of April 25, 2011 between Caesars Linq, LLC, Caesars Octavius, LLC, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 27, 2011).

10.78	Amendment Agreement dated as of May 16, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed May 23, 2011).

†10.79	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on July 8, 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 12, 2011).

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

*99.1	Supplemental Discussion of Pro Forma Caesars Entertainment Operating Company, Inc. Financial Results

*99.2	Supplemental Discussion of Caesars Commercial Mortgage-Backed Securities Related Properties Financial Results

*101	The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Cash Flows (iv) Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Loss (v) Notes to Consolidated Condensed Financial Statements.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 6 of Form 10-Q.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

August 11, 2011	By:	/S/ DIANE E. WILFONG
Vice President, Controller and Chief Accounting Officer