Form 10-Q
period 2011-09-30
CAESARS ENTERTAINMENT Corp
filed 2011-11-10
CIK 858339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 4, 2011, the Registrant had 71,774,780 shares of voting Common Stock outstanding.

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except par value)	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$1,150.7	$987.0
Receivables, less allowance for doubtful accounts of $219.9 and $216.3	414.2	393.2
Deferred income taxes	160.1	175.8
Prepayments and other current assets	251.3	184.1
Inventories	49.0	50.4
Assets held for sale	2.4	—

Total current assets	2,027.7	1,790.5

Land, buildings, riverboats and equipment	19,870.0	19,758.1
Less: accumulated depreciation	(2,507.5)	(1,991.5)

	17,362.5	17,766.6
Goodwill	3,473.0	3,420.9
Intangible assets other than goodwill	4,703.2	4,711.8
Investments in and advances to non-consolidated affiliates	99.9	94.0
Restricted cash	465.3	—
Deferred charges and other	734.5	803.9

	$28,866.1	$28,587.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$276.2	$251.4
Interest payable	385.5	201.5
Accrued expenses	1,084.7	1,074.3
Current portion of long-term debt	45.5	55.6

Total current liabilities	1,791.9	1,582.8
Long-term debt	19,575.1	18,785.5
Deferred credits and other	908.2	923.1
Deferred income taxes	5,349.0	5,623.7

	27,624.2	26,915.1

Redeemable non-controlling interests	36.0	—

Stockholders’ equity/(deficit)
Common stock; voting; $0.01 par value; 1,250.0 shares authorized; 71.8 and 71.8 shares issued and outstanding (net of 0.2 and 0.2 shares held in treasury) as of September 30, 2011 and December 31, 2010, respectively	0.7	0.7
Additional paid-in capital	6,922.5	6,906.5
Accumulated deficit	(5,561.9)	(5,105.6)
Accumulated other comprehensive loss	(199.4)	(168.8)

Total Caesars Entertainment Corporation Stockholders’ equity	1,161.9	1,632.8
Non-controlling interests	44.0	39.8

Total Stockholders’ equity	1,205.9	1,672.6

	$28,866.1	$28,587.7

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010
Revenues
Casino	$1,690.2	$1,784.3	$5,029.5	$5,251.3
Food and beverage	403.8	395.0	1,165.0	1,157.8
Rooms	315.0	296.0	917.2	858.5
Management fees	9.7	9.1	27.7	31.2
Other	164.8	155.5	473.4	439.9
Less: casino promotional allowances	(329.5)	(351.4)	(950.7)	(1,041.1)

Net revenues	2,254.0	2,288.5	6,662.1	6,697.6

Operating expenses
Direct
Casino	955.5	1,010.9	2,827.9	2,982.9
Food and beverage	174.5	164.0	500.3	469.7
Rooms	75.0	67.2	217.1	195.5
Property general, administrative and other	551.8	540.8	1,593.0	1,580.0
Depreciation	181.3	181.4	532.2	548.1
Project opening costs	—	1.7	4.2	4.0
Write-downs, reserves and recoveries	39.6	28.7	82.9	136.3
Impairment of intangible assets	—	44.0	—	144.0
Loss on interests in non-consolidated affiliates	1.1	1.7	4.2	2.1
Corporate expense	36.5	32.4	115.1	103.8
Acquisition and integration costs	1.3	0.7	3.6	8.3
Amortization of intangible assets	39.2	39.3	117.7	121.7

Total operating expenses	2,055.8	2,112.8	5,998.2	6,296.4

Income from operations	198.2	175.7	663.9	401.2
Interest expense, net of interest capitalized	(450.3)	(523.6)	(1,448.3)	(1,471.9)
Gains on early extinguishments of debt	—	77.4	47.9	48.7
Other income, including interest income	8.2	9.8	16.7	28.2

Loss before income taxes	(243.9)	(260.7)	(719.8)	(993.8)
Benefit for income tax	70.5	97.5	248.5	364.5

Net loss	(173.4)	(163.2)	(471.3)	(629.3)
Less: net loss/(income) attributable to non-controlling interests	9.4	(1.6)	4.3	(5.1)

Net loss attributable to Caesars Entertainment Corporation	$(164.0)	$(164.8)	$(467.0)	$(634.4)

Loss per share - basic and diluted	$(2.28)	$(2.72)	$(6.50)	$(11.70)

Basic and diluted weighted-average common shares outstanding	71.8	60.6	71.8	54.2

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2011	2010
Cash flows (used in)/provided by operating activities
Net loss	$(471.3)	$(629.3)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Gains on early extinguishments of debt	(47.9)	(48.7)
Depreciation and amortization	895.9	889.9
Non-cash write-downs, reserves and recoveries	31.6	102.0
Impairment of intangible assets	—	144.0
Share-based compensation expense	17.6	16.5
Deferred income taxes	(263.0)	(176.7)
Gain on investment	—	(7.1)
Change in federal income tax receivable	—	(233.3)
Net change in long-term accounts	(49.1)	(38.1)
Net change in working capital accounts	169.9	263.9
Other	31.2	25.3

Cash flows provided by operating activities	314.9	308.4

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	(164.9)	(124.6)

Change in restricted cash	(544.0)	—
Payments to acquire a business, net of transaction costs	(19.0)	(44.6)
Payment made for partnership interest	—	(19.5)
Payments to acquire certain gaming rights	(22.7)	(16.5)
Cash acquired in business acquisition, net	—	14.4
Investments in/advances to non-consolidated affiliates and other	(76.0)	(5.0)
Proceeds from other asset sales	1.4	14.3
Other	(10.2)	(14.4)

Cash flows used in investing activities	(835.4)	(195.9)

Cash flows provided by/(used in) financing activities

Proceeds from the issuance of long-term debt	863.8	1,292.2
Debt issuance costs and fees	(17.5)	(58.9)
Borrowings under lending agreements	135.0	1,175.0
Repayments under lending agreements	(135.0)	(1,605.0)
Cash paid in connection with early extinguishments of debt	(125.9)	(273.5)
Scheduled debt retirements	(34.4)	(214.7)
Non-controlling interests’ contributions, net of distributions	4.8	(5.8)
Other	(6.6)	(8.3)

Cash flows provided by financing activities	684.2	301.0

Effect of deconsolidation of variable interest entities	—	(7.9)

Net increase in cash and cash equivalents	163.7	405.6
Cash and cash equivalents, beginning of period	987.0	918.1

Cash and cash equivalents, end of period	$1,150.7	$1,323.7

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(UNAUDITED)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total	Comprehensive Loss
(In millions)	Shares Outstanding	Amount
Balance at December 31, 2010	71.8	$0.7	$6,906.5	$(5,105.6)	$(168.8)	$39.8	$1,672.6
Effect of change in accounting for accruals for casino jackpot liabilities, net of tax				10.7			10.7
Net loss				(467.0)		(4.3)	(471.3)	(471.3)
Share-based compensation			17.5			0.1	17.6
Repurchase of treasury shares	*	*	(1.5)				(1.5)
Defined benefit plan adjustments, net of tax					0.3		0.3	0.3
Foreign currency translation adjustments, net of tax					(26.7)	3.6	(23.1)	(23.1)
Fair market value of derivatives, net of tax					(65.6)		(65.6)	(65.6)
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense, net of tax					59.5		59.5	59.5
Unrealized gains on investments, net of tax					1.9		1.9	1.9
Distributions to non-controlling interests, net of contributions						4.8	4.8

Comprehensive Loss, nine months ended September 30, 2011								$(498.3)

Balance at September 30, 2011	71.8	$0.7	$6,922.5	$(5,561.9)	$(199.4)	$44.0	$1,205.9

*	Amount rounds to zero and does not change rounded total.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

Note 1—Organization, Basis of Presentation and Accounting Policy

Organization

Caesars Entertainment Corporation, a Delaware corporation, is the world’s most diversified casino-entertainment company. In this Quarterly Report on Form 10-Q (the “10-Q”) Caesars Entertainment Corporation, together with its consolidated subsidiaries where appropriate, is referred to as “Caesars Entertainment,” the “Company,” “we,” “our” and “us”.

As of September 30, 2011, we owned, operated or managed 52 casinos in 12 U.S. states and seven countries. The vast majority of these casinos operate in the United States and England, primarily under the Caesars, Harrah’s and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one operated casino in Canada, one combination greyhound racetrack and casino, one combination thoroughbred racetrack and casino, and one combination harness racetrack and casino. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reporting segment.

In January, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and TPG Capital, LP (“TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction, hereinafter referred to as the “Acquisition.” As a result of the Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of common stock of Caesars Entertainment are owned by entities affiliated with the Sponsors, Paulson & Co. Inc. (“Paulson”), certain co-investors and members of management.

Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States. The results for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, operating results and cash flows.

The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2011 fiscal year. The financial information as of December 31, 2010 is derived from our audited consolidated financial statements and notes for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K (the “2010 10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the Consolidated Financial Statements in the 2010 10-K. We have recast certain amounts for prior periods to conform to our 2011 presentation.

Accounting Policy

RESTRICTED CASH. At September 30, 2011 the Company has $544.0 million of current and non-current restricted cash, which is included in our Consolidated Condensed Balance Sheet as $78.7 million of Prepayments and other current assets and $465.3 million of Restricted cash, respectively.

As more fully described in Note 5, “Debt”, the Company borrowed $450.0 million in a senior secured term facility under an unrestricted subsidiary of Caesars Entertainment Operating Company, Inc (“CEOC”), which is the financing incurred to complete the Octavius Tower at Caesars Palace Las Vegas (“Project Octavius”) and to develop a retail, dining and entertainment corridor located between the Imperial Palace Hotel and Casino and the Flamingo Las Vegas on the Las Vegas strip (“Project Linq” and, together with Project Octavius, the “Development”). The borrowing is secured by the Development assets and funds raised that have not been spent on the Development are deemed restricted and are included in restricted cash. Restricted cash also includes cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. Specifically, the PHW Las Vegas senior secured loan requires that the Company maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance; and the commercial mortgage-backed securities (“CMBS”) financing includes affirmative covenants that require the properties securing the CMBS financing to maintain certain reserve funds in respect of furniture, fixtures, and equipment, taxes, and insurance, and comply with other

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

customary obligations for CMBS real estate financings.

Subsequent to the filing of our 2010 10-K, in the first quarter of 2011, the Company determined that $64.9 million reported as cash and cash equivalents as of December 31, 2010 should have been reported as either current or non-current restricted cash at that date. The Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2011 includes $544.0 million of investing cash outflows for the funding of restricted cash balances. Included in the $544.0 million of investing cash outflows is the $64.9 million of restricted cash funded prior to 2011. Management determined in the first quarter of 2011 that reclassifying the cash balances on the balance sheet and reporting the aggregate investing cash outflows was not a material correction of our 2010 financial statements, and does not materially misstate our 2011 financial statements.

Note 2—Recent Accounting Pronouncements

Effective January 1, 2011, we adopted revised guidance regarding goodwill impairment testing for reporting units with zero or negative carrying amounts. The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. As of our 2011 preliminary annual assessment of goodwill and other non-amortizing intangible assets for impairment, we did not have any reporting units with zero or negative carrying amounts.

Effective January 1, 2011, we adopted new guidance for accounting for accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Instead, jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots. Upon adoption, we recorded a decrease to our accrual in the amount of $16.7 million ($10.7 million net of tax) with a corresponding cumulative effect adjustment to Accumulated Deficit.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The guidance clarifies how to identify restructurings of receivables that constitute troubled debt restructurings for a creditor. This new guidance became effective for us July 1, 2011. This new guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued updated guidance related to fair value measurement and disclosure requirements. The changes result in common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards and change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The changes will be effective for us January 1, 2012. We are currently assessing what impact, if any, this new guidance will have on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued new guidance for the presentation of comprehensive income. The new guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new requirements will be effective for us January 1, 2012. As this is a presentation and disclosure requirement, there will be no impact on our consolidated financial position, results of operations or cash flows upon adoption.

In September 2011, the FASB issued updated guidance related to disclosures around employer’s participation in multi-employer benefit plans. The updated guidance increases the quantitative and qualitative disclosures an employer will be required to provide about its participation in significant multi-employer plans that offer pension or other postretirement benefits. The new guidance will be effective for our 2011 Annual Report on Form 10-K. As this relates only to disclosure requirements, there will be no impact on our consolidated financial position, results of operations or cash flows upon adoption.

In September 2011, the FASB issued updated guidance related to goodwill impairment testing. The updated guidance allows an entity to perform a qualitative assessment on goodwill to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance will be effective for us January 1, 2012.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Note 3—Development and Acquisition Activity

Acquisition of Planet Hollywood

In February 2010, CEOC, a wholly-owned subsidiary of Caesars Entertainment, acquired 100 percent of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns the Planet Hollywood Resort and Casino (“Planet Hollywood”) located in Las Vegas, Nevada. PHW Las Vegas is an unrestricted subsidiary of CEOC and therefore not a borrower under CEOC’s credit facilities.

The Company paid approximately $67.2 million, substantially during the second half of 2009, for the combination of i) the Company’s initial debt investment in certain predecessor entities of PHW Las Vegas; and ii) certain interest-only participations associated with the debt of certain predecessor entities of PHW Las Vegas. In connection with the February 2010 cancellation of our debt investment in such predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, the Company recognized a gain of $7.1 million to adjust our investments to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in Other income, including interest income, in our Consolidated Condensed Statement of Operations for the nine months ended September 30, 2010. Also, as a result of the acquisition, the Company acquired the net cash balance of PHW Las Vegas during the quarter ended March 31, 2010, net of closing costs.

In connection with this transaction, PHW Las Vegas assumed a $554.3 million face value senior secured loan, and a subsidiary of CEOC canceled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into an amended and restated loan agreement (the “Amended and Restated Loan Agreement”) as discussed in Note 5, “Debt.”

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

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

Acquisition of Thistledown Racetrack

In May, 2010, CEOC entered into an agreement to purchase the assets of Thistledown Racetrack. The acquisition was completed in July, 2010 at a cost of approximately $42.5 million. The results of Thistledown Racetrack for periods subsequent to July, 2010 are consolidated with our results.

The purchase price of Thistledown Racetrack was allocated based upon estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. During the third quarter 2011, the Company finalized its purchase price allocation and the supporting valuations and related assumptions. The final purchase price allocation includes assets, liabilities and net assets acquired of Thistledown Racetrack of $46.8 million, $4.3 million and $42.5 million, respectively.

Venture with Rock Gaming, LLC

In December 2010, we formed a venture, Rock Ohio Caesars LLC, with Rock Gaming, LLC (“Rock Gaming”), to pursue casino developments in Cincinnati and Cleveland. Pursuant to the agreements forming the venture, we have committed to invest up to $200.0 million for up to an approximate 30 percent interest in the venture. As part of our investment, we plan to contribute Thistledown Racetrack to the venture. The casino developments will be managed by subsidiaries of CEOC.

On August 17, 2011, Rock Gaming exercised a contractual right to buy down a portion of our interest in the venture. Pursuant to this right, Rock Gaming contributed capital to the venture disproportionately with its existing ownership interest lowering our ownership interest in the venture to 20 percent.

Completion of the casino developments is subject to a number of conditions, including, without limitation, the adoption of final rules and regulations by the Ohio Casino Control Commission and receipt of necessary licensing to operate casinos in the State of Ohio.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

During the nine months ended September 30, 2011, the Company contributed an additional $16.0 million into its venture with Rock Gaming, bringing its total cash contribution to the venture to $80.0 million. This contribution is included in Investments in and advances to non-consolidated affiliates in our Consolidated Condensed Balance Sheet at September 30, 2011.

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

Baltimore, Maryland

In September 2011 we filed an application with the State of Maryland for the license to operate a video lottery terminal (“VLT”) facility in the City of Baltimore. The application was filed on behalf of a venture that includes Caesars Entertainment as the lead investor and facility manager, Rock Gaming, LLC, CVPR Gaming Holdings, LLC and The Stronach Group.

The consideration paid to the State of Maryland along with the bid for the license has been recorded as a non-amortizing intangible asset.

Acquisition of Playtika Ltd

On May 16, 2011, Caesars Interactive Entertainment Israel, Ltd. (“CIEI”), a majority-owned subsidiary of Caesars Entertainment, entered into an agreement to acquire 51 percent of the voting equity interests of Playtika Ltd. (“Playtika”), a social games developer based in Israel. The results of Playtika for periods subsequent to the acquisition are consolidated with our results.

Purchase Accounting

The purchase price of Playtika was allocated based upon preliminary estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. The preliminary purchase price allocation includes assets and liabilities of Playtika as follows:

(In millions)	May 16, 2011
Assets
Total current assets	$0.5
Land, buildings and equipment	—
Goodwill	50.7
Intangible assets other than goodwill	25.0

76.2

Liabilities
Total current liabilities	(5.9)
Total long term liabilities	(5.3)
Redeemable non-controlling interests	(36.0)

Net assets acquired	$29.0

During the quarter ended September 30, 2011, the Company continued to review its preliminary purchase price allocation and the supporting valuations and related assumptions. Based upon these reviews, the Company made adjustments to its preliminary purchase price allocation (included in the table above) which resulted in an increase to the recorded goodwill of $4.7 million. The Company has not finalized its review of the purchase price allocation.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill and other intangible assets for the nine months ended September 30, 2011.

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance at December 31, 2010	$1,235.1	$3,420.9	$3,476.7
Acquisitions	85.4	53.1	22.7
Amortization Expense	(117.7)	—	—
Other, including foreign currency translation	0.1	(1.0)	0.9

Balance at September 30, 2011	$1,202.9	$3,473.0	$3,500.3

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	September 30, 2011				December 31, 2010
(In millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	8.4	$1,456.9	$(461.0)	$995.9	$1,456.9	$(366.5)	$1,090.4
Contract rights	3.1	192.6	(96.8)	95.8	132.5	(85.6)	46.9
Patented technology	4.5	118.9	(43.0)	75.9	93.5	(34.1)	59.4
Gaming rights	13.0	42.8	(9.6)	33.2	42.8	(7.6)	35.2
Trademarks	1.3	7.8	(5.7)	2.1	7.8	(4.6)	3.2

		$1,819.0	$(616.1)	1,202.9	$1,733.5	$(498.4)	1,235.1

Non-amortizing intangible assets
Trademarks				1,916.7			1,916.7
Gaming rights				1,583.6			1,560.0

				3,500.3			3,476.7

Total intangible assets other than goodwill				$4,703.2			$4,711.8

The aggregate amortization of intangible assets for the nine months ended September 30, 2011 was $117.7 million. Estimated annual amortization expense for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is $161.5 million, $163.2 million, $160.9 million, $145.5 million, $142.3 million and $547.2 million, respectively.

We have completed a preliminary annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30, 2011, and did not record any impairment charges as a result of this assessment. We are not able to finalize our assessment until such time as we finalize the Company’s 2012 operating plan and certain other assumptions, which we expect to complete during fourth quarter 2011. Changes to the preliminary 2012 operating plan or other assumptions could require us to update our assessment, which could result in an impairment charge.

For our preliminary assessment, we determined the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell cash-intensive businesses such as casinos. We determine the estimated fair values of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Note 5—Debt

The following table presents our outstanding debt as of September 30, 2011 and December 31, 2010:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Sept. 30, 2011	Face Value at Sept. 30, 2011	Book Value at Sept. 30, 2011	Book Value at Dec. 31, 2010
Credit Facilities
Term Loans B1 - B3	2015	3.23%-3.37%	$5,003.9	$5,003.9	$5,815.1
Term Loan B4	2016	9.50%	982.5	962.9	968.3
Term Loan B5	2018	4.50%	1,222.7	1,218.0	—
Revolving Credit Facility	2014	—	—	—	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095.0	2,053.4	2,049.7
CMBS financing	2015*	3.21%	5,031.5	5,025.7	5,182.3
Second-Priority Senior Secured Notes	2018	12.75%	750.0	741.9	741.3
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	2,104.1	2,033.3
Second-Priority Senior Secured Notes	2015	10.0%	214.8	162.0	156.2
Chester Downs term loan	2016	12.375%	233.2	224.2	237.5
PHW Las Vegas Senior Secured Loan	2015**	3.09%	517.7	427.5	423.8
Linq/Octavius Senior Secured Loan	2017	9.25%	450.0	445.7	—
Other	Various	4.25%-6.0%	0.2	0.2	1.4
Subsidiary-guaranteed Debt
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.5%	8.6	8.6	10.5
Unsecured Senior Debt
5.375%	2013	5.375%	125.2	106.8	101.6
7.0%	2013	7.0%	0.6	0.6	0.6
5.625%	2015	5.625%	364.5	283.3	273.9
6.5%	2016	6.5%	248.7	188.2	183.8
5.75%	2017	5.75%	153.7	105.9	105.5
Floating Rate Contingent Convertible Senior Notes	2024	0.303%	0.2	0.2	0.2
Other Unsecured Borrowings
5.3% special improvement district bonds	2035	5.3%	65.7	65.7	67.1
Other	Various	Various	1.0	1.0	1.0
Capitalized Lease Obligations
Various	to 2020	6.42%-9.8%	12.2	12.2	9.4

Total debt			22,513.6	19,620.6	18,841.1
Current portion of long-term debt			(45.5)	(45.5)	(55.6)

Long-term debt			$22,468.1	$19,575.1	$18,785.5

*	We are permitted to extend the maturity of the CMBS Loans from 2013 to 2015, subject to satisfying certain conditions, in connection with the amendment to the CMBS Facilities
**	On October 26, 2011, we notified the lenders of our intent to exercise the option to extend the PHW Las Vegas senior secured loan to 2013. The loan contains an additional extension option to move its maturity from 2013 to 2015, subject to certain conditions.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

As of September 30, 2011, book values are presented net of unamortized discounts, net of premiums, of $2,892.9 million. Book values as of December 31, 2010 are presented net of unamortized discounts of $3,006.6 million.

Our current maturities of debt include required interim principal payments on each of our Term Loans, our Chester Downs term loans, and the special improvement district bonds. The PHW Las Vegas senior secured loan has not been included in current maturities of debt as of September 30, 2011 based upon the Company’s notification to the lenders to exercise its option to extend the maturity of this loan.

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

As of September 30, 2011, our Credit Facilities provide for senior secured financing of up to $8,415.9 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $7,209.1 million with $5,003.9 million maturing on January 28, 2015, $982.5 million maturing on October 31, 2016 (the $982.5 million borrowing defined as the “Incremental Loans”) and $1,222.7 million maturing on January 28, 2018 and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,206.8 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $5.9 million, with the balance due at maturity. A total of $7,209.1 million face amount of borrowings were outstanding under the Credit Facilities as of September 30, 2011, with $126.6 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letters of credit, $1,080.2 million of additional borrowing capacity was available to the Company under its revolving credit facility as of September 30, 2011.

CMBS Financing

The properties securing our commercial mortgage-backed securities (“CMBS properties”) originally borrowed $6,500.0 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Caesars Entertainment. The CMBS properties are Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Paris Las Vegas and Harrah’s Laughlin.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

amount of excess cash flow from the CMBS properties that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be canceled.

Pursuant to the terms of the amendment as initially agreed to in March, 2010, we agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $47.4 million for their loans previously sold, to be paid no later than December 31, 2010. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010 and was paid during the fourth quarter of 2010.

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

PHW Las Vegas senior secured loan

In February 2010, CEOC acquired 100% of the equity interests of PHW Las Vegas, which owns the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of CEOC canceled certain debt issued by PHW Las Vegas’ predecessor entities. The outstanding amount is secured by the assets of PHW Las Vegas, and is non-recourse to other subsidiaries of the Company.

In connection with the transaction and the assumption of debt, PHW Las Vegas entered into the Amended and Restated Loan Agreement with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). On October 26, 2011, we notified the lenders of our intent to exercise the option to extend the PHW Las Vegas senior secured loan to 2013. The loan contains an additional extension option (subject to certain conditions,) which if exercised, would extend its maturity until April 2015. PHW Las Vegas is an unrestricted subsidiary of CEOC and therefore not a borrower under CEOC’s Credit Facilities. A subsidiary of CEOC manages the property for PHW Las Vegas for a fee.

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

Octavius and Linq Projects

On April 25, 2011, the Company, together with certain indirect wholly-owned subsidiaries of CEOC (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) pursuant to which the Borrowers incurred financing to complete the Development. The Credit Agreement provides for a $450.0 million senior secured term facility (the “Term Facility”) with a six-year maturity, which is secured by all material assets of the Borrowers. The proceeds of the Term Facility were funded during the second quarter and are included as restricted cash on the Company’s balance sheet. These funds will be used by the

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Borrowers to finance the Development and to pay fees and expenses incurred in connection with the Term Facility and the transactions related thereto.

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

In connection with the Development and the Term Facility, the Company has contributed the existing Octavius Tower and related assets to one of the Borrowers, the book value of which was $317.2 million. In August 2011, the Company completed the contribution of the existing O’Shea’s casino (adjacent to the Flamingo Las Vegas) and related real property and other assets comprising the components of Project Linq to one of the Borrowers, the book value of which was $297.9 million. In connection with Project Octavius, one of the Borrowers leases the Octavius Tower to a wholly-owned subsidiary of CEOC. Upon completion of Project Linq, one of the Borrowers will lease the gaming space in Project Linq to a wholly-owned subsidiary of CEOC. The total lease payments will be $50.0 million annually once the Development is open. CEOC has guaranteed certain of the obligations of the lessees under the Project Octavius and Project Linq leases described above.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

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

In June, 2010, Caesars Entertainment announced an agreement under which affiliates of each of Apollo, TPG and Paulson were to exchange approximately $1,118.3 million face amount of debt for approximately 15.7 percent of the common equity of Caesars Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, the Sponsors and Paulson purchased approximately $835.4 million, face amount, of CEOC notes that were held by another subsidiary of Caesars Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The notes that were purchased, together with $282.9 million face amount of notes they had previously acquired, were exchanged for equity in the fourth quarter of 2010. The notes exchanged for equity are held by a subsidiary of Caesars Entertainment and remain outstanding for purposes of CEOC. The exchange was accounted for as an equity transaction.

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans and the Extended Term Loans, bear interest at a rate equal to the then-current LIBOR rate or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of September 30, 2011, the Credit Facilities, other than borrowings under the Incremental Loans and the Extended Term Loans, bore interest at LIBOR plus 300 basis points for the term loans. The revolver loan bore interest at LIBOR plus 300 basis points or the alternate base rate plus 200 basis points. The swingline loan bore interest at the alternate base rate plus 150 basis points.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0 percent; in each case plus an applicable margin. At September 30, 2011, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0 percent, plus 750 basis points.

Borrowings under the Extended Term Loans bear interest at a rate equal to either the alternate base rate or the then-current LIBOR rate, plus an applicable margin. At September 30, 2011, borrowings under the Extended Term Loans bore interest at LIBOR plus 425 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of September 30, 2011, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.

We make monthly interest payments on our CMBS Financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed rate debt, have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

The amount outstanding under the PHW Las Vegas senior secured loan bears interest, payable to third party lenders on a monthly basis, at a rate per annum equal to LIBOR plus 2.859 percent. Interest only participations of PHW Las Vegas bear interest at a fixed rate equal to $7.3 million per year, payable to the subsidiary of CEOC that owns such participations.

The Linq/Octavius Term Facility bears interest at a rate equal to either the alternate base rate, plus an applicable margin or the greater of (i) the then-current LIBOR rate or (ii) 1.25 percent, in each case plus an applicable margin. At September 30, 2011, borrowings under the agreement bore interest at 1.25 percent, plus 800 basis points.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

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

Certain covenants contained in CEOC’s credit agreement require the maintenance of a senior first priority secured debt to last twelve months adjusted earnings before interest, taxes, depreciation and amortization adjusted for estimated costs savings yet to be realized (“LTM Adjusted EBITDA – Pro Forma”), as defined in the agreements, ratio (“Senior Secured Leverage Ratio”). Our credit agreement excludes from the Senior Secured Leverage Ratio (a) the $1,375.0 million Original First Lien

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Notes issued June, 2009 and the $720.0 million Additional First Lien Notes issued on September, 2009 and (b) up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned subsidiaries. Certain covenants contained in CEOC’s credit agreement governing its senior secured credit facilities, the indenture and other agreements governing CEOC’s 10.0 percent Second-Priority Senior Secured Notes due 2015 and 2018, and our first lien notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to LTM Adjusted EBITDA – Pro Forma and consolidated debt to LTM Adjusted EBITDA – Pro Forma ratios. The covenants that restrict additional indebtedness and the ability to make future acquisitions require an LTM Adjusted EBITDA – Pro Forma to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

Note 6—Derivative Instruments

Derivative Instruments—Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2011, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of September 30, 2011 are as follows:

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Variable Rate Received as of Sept. 30, 2011	Next Reset Date	Maturity Date
April 25, 2011	$250.0	1.351%	0.235%	October 25, 2011	January 25, 2015
April 25, 2011	250.0	1.347%	0.235%	October 25, 2011	January 25, 2015
April 25, 2011	250.0	1.350%	0.235%	October 25, 2011	January 25, 2015
January 25, 2011	1,000.0	3.233%	0.253%	October 25, 2011	January 25, 2015
April 25, 2011	1,000.0	3.315%	0.253%	October 25, 2011	January 25, 2015
January 25, 2011	1,000.0	3.915%	0.253%	October 25, 2011	January 25, 2015
April 25, 2011	1,000.0	3.385%	0.253%	October 25, 2011	January 25, 2015
January 25, 2011	1,000.0	3.935%	0.253%	October 25, 2011	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the October 25, 2011 reset.

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

In connection with the transactions to amend and extend the swap contracts, we removed the cash flow hedging designation for those swap agreements, freezing the amount of deferred losses recorded in Accumulated Other Comprehensive Loss (“AOCL”). We are amortizing deferred losses from the amend and extend transactions and other amounts previously frozen in AOCL into income over the original remaining term of the hedged forecasted transactions that are still considered to be probable of occurring. For the quarter and nine months ended September 30, 2011, we amortized $20.6 million and $37.0 million, respectively, out of AOCL to interest expense. We will amortize an additional $73.5 million out of AOCL to interest expense over the next twelve months.

During the second quarter of 2011, we re-designated $4,310.1 million of the amended swap contracts as cash flow hedging instruments. To qualify for cash flow hedge accounting, the total designated swap amounts must match the critical terms such as notional amounts, benchmark interest rates and payment dates of the corresponding debt. At September 30, 2011, $5,060.1 million of our total interest rate swap agreements notional amount of $5,750.0 million are designated as hedging instruments for accounting purposes. Any future changes in fair value of the portion of the interest rate swap agreement not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

Derivative Instruments—Interest Rate Cap Agreements

In January, 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective in January, 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5 percent. The CMBS interest rate cap was designated as a cash flow hedging instrument for accounting purposes in May, 2008.

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

Extinguishment Date	Debt Extinguished	Deferred Losses Reclassified
June 7, 2010	$46.6	$0.8
September 1, 2010	123.8	1.5
December 13, 2010	191.3	3.3
March 11, 2011	108.1	1.4
April 1, 2011	50.0	0.5

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in AOCL associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in AOCL into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the quarter and nine months ended September 30, 2011, we recorded $5.2 million and $15.7 million, respectively, as an increase to interest expense. We will record an additional $20.9 million as an increase to interest expense and AOCL over the next twelve months, all related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

In April, 2010, as required under the the PHW Las Vegas Amended and Restated Loan Agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable interest rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $554.3 million at a LIBOR cap rate of 5.0 percent, and matures on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes. On May 1, 2011, we removed the cash flow hedging designation for the interest rate cap agreement. Any subsequent change in fair value is recognized in interest expense during the period in which the change in value occurs.

Derivative Instruments—Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of September 30, 2011 and December 31, 2010:

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swaps		$—		$—	Accrued expenses	$—	Accrued expenses	$(21.6)
Interest rate swaps	Deferred charges and other	—	Deferred charges and other	11.6	Deferred credits and other	(335.1)	Deferred credits and other	(305.5)
Interest rate cap	Deferred charges and other	0.2	Deferred charges and other	3.7		—		—

Subtotal		0.2		15.3		(335.1)		(327.1)
Derivatives not designated as hedging instruments
Interest rate swaps		—		—	Deferred credits and other	(19.7)	Deferred credits and other	(32.2)
Interest rate cap	Deferred charges and other	0.1	Deferred charges and other	1.5		—		—

Subtotal		0.1		1.5		(19.7)		(32.2)

Total Derivatives		$0.3		$16.8		$(354.8)		$(359.3)

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the quarters ended September 30, 2011 and 2010 for amounts transferred into or out of AOCL:

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended Sept. 30, 2011	Quarter Ended Sept. 30, 2010		Quarter Ended Sept. 30, 2011	Quarter Ended Sept. 30, 2010		Quarter Ended Sept. 30, 2011	Quarter Ended Sept. 30, 2010

Interest rate contracts	$72.6	$19.1	Interest expense	$40.5	$9.1	Interest expense	$(78.7)	$(6.4)

(In millions)		Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Income	Quarter Ended Sept. 30, 2011	Quarter Ended Sept. 30, 2010

Interest rate contracts	Interest expense	$6.3	$1.0

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the nine months ended September 30, 2011 and 2010 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income (Ineffective Portion)
Derivatives designated as hedging instruments	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010		Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010		Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010

Interest rate contracts	$74.4	$143.0	Interest expense	$59.8	$23.4	Interest expense	$(74.3)	$(55.1)

(In millions)		Amount of (Gain) or Loss Recognized in Income
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Income	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010

Interest rate contracts	Interest expense	$11.9	$10.8

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended September 30, 2011 and 2010 by approximately $41.0 million and $64.8 million, respectively. This cash settlement portion of the interest rate swap agreements increased interest expense for the nine months ended September 30, 2011 and 2010 by approximately $158.3 million and $199.3 million, respectively.

At September 30, 2011, our variable-rate debt, excluding the aforementioned $5,060.1 million of variable-rate debt hedged using interest rate swap agreements, represents approximately 31.2 percent of our total debt, while our fixed-rate debt is approximately 68.8 percent of our total debt.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Note 7—Stock-Based Employee Compensation

Our stock-based compensation expense consists primarily of time-based and performance-based options that have been granted to management, other personnel and key service providers. The Company has recognized compensation expense associated with its stock-based employee compensation programs as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Amounts included in:
Corporate expense	$4.1	$1.6	$10.0	$9.2
Property general, administrative and other	3.3	2.3	7.6	7.3

Total Stock-Based Compensation Expense	$7.4	$3.9	$17.6	$16.5

In February 2010, the Human Resources Committee of the Board of Directors of the Company adopted an amendment to the Company’s Management Equity Incentive Plan (the “Plan”). The amendment provides for an increase in the available number shares of the Registrant’s non-voting common stock for which options may be granted to 4,566,919 shares.

The amendment also revised the vesting hurdles for performance-based options under the Plan. The performance options vest if the return on investment in the Company of TPG, Apollo, and their respective affiliates and co-investors (the “Majority Stockholders”) achieve a specified return. Previously, 50.0 percent of the performance-based options vested upon a 2x return and 50.0 percent vested upon a 3x return. The triggers have been revised to 1.5x and 2.5x, respectively. In addition, a pro-rata portion of the 2.5x options will vest if the Majority Stockholders achieve a return on their investment that is greater than 2.0x, but less than 2.5x. The pro-rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5x options depending upon the level of returns that the Majority Stockholders realize between 2.0x and 2.5x.

In July, 2011, the Human Resources Committee of the Board of Directors of the Company approved amendments to the Plan and to outstanding stock options which were granted pursuant to the Plan.

As a result of the July 2011 amendments, performance-based options will vest and become exercisable if the return on investment in the Company of the Majority Stockholders reaches at least 2.0 (rather than 2.5, which applied prior to the amendments), and if the Majority Stockholders realize a return of less than 2.0 but equal to or greater than 1.75, a pro-rata portion of such performance based options will vest based on straight line interpolation (collectively, the “Vesting Adjustment”).

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

As a result of the July 8, 2011 amendments, additional expense of $3.1 million was recognized in the third quarter of 2011. As of September 30, 2011, there was approximately $53.2 million of total unrecognized compensation cost related to stock option grants, which includes the additional unrecognized compensation cost from the July 8, 2011 amendments.

The following is a summary of share-based option activity for the nine months ended September 30, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2010	4,242,002	$80.75	7.7
Options granted	156,669	59.90
Canceled	(384,063)	70.60

Outstanding at September 30, 2011	4,014,608	72.19	6.9

Exercisable at September 30, 2011	1,050,803	$76.97	5.6

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

The assumptions used to estimate fair value and the resulting estimated fair value of options granted during the nine months ended September 30, 2011 are as follows:

Nine Months Ended September 30, 2011
Expected volatility	70.7%
Expected dividend yield	—
Expected term (in years)	6.21
Risk-free interest rate	2.59%
Weighted average fair value per share of options granted	$30.86

Note 8—Write-downs, Reserves and Recoveries

Write-downs, reserves and recoveries include various pre-tax charges to record long-lived tangible asset impairments, contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, recoveries of previously recorded non-routine reserves and other non-routine transactions. The components of write-downs, reserves and recoveries are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Remediation costs	$1.7	$6.9	$9.4	$38.7
Efficiency projects	10.6	0.3	36.1	0.9
Loss on divested or abandoned assets	31.3	26.9	31.0	27.1
Write-down of long-term note receivable	—	—	—	52.2
Litigation reserves, awards and settlements	(4.2)	(6.0)	1.7	21.0
Flood insurance deductibles	0.2	—	4.6	—
Other	—	0.6	0.1	(3.6)

Total Write-downs, reserves and recoveries	$39.6	$28.7	$82.9	$136.3

Remediation costs relate to projects at certain of our Las Vegas properties.

Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at stream-lining corporate and operating functions to achieve cost savings and efficiencies. The costs recorded in 2011 relate to the new initiative launched during the fourth quarter of 2010.

Loss on divested or abandoned assets for the quarter and nine months ended September 30, 2011 includes charges of $27.1 million to write off specific assets as a result of the termination of a development stage project in Spain. Loss on divested or abandoned assets for the quarter and nine months ended September 30, 2010 includes charges of $21.2 million to write off specific assets as a result of the indefinite deferral of certain capital projects in the Las Vegas and Atlantic City regions.

During the second quarter of 2010, we recorded a $52.2 million write-down on a long-term note receivable related to land and pre-development costs contributed to a venture for development of a casino project in Philadelphia with which we were involved prior to December 2005. In April 2010, the proposed operator for the project withdrew from the project and the Pennsylvania Gaming Control Board commenced proceedings to revoke the license for the project. As a result, we fully reserved the note.

Litigation reserves, awards and settlements include costs incurred or reversed as a result of the Company’s involvement in various litigation matters, including contingent losses. During 2010, we recorded a $25.0 million charge related to the previously disclosed Hilton matter. An update to this matter is included in Note 11, “Commitments and Contingent Liabilities.”

Flood insurance deductibles represent the deductibles incurred as a result of the temporary closures of certain properties due to flooding during the first half of 2011.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Note 9—Income Taxes

Total income taxes were allocated as follows:

Income Tax Benefit/(Provision)	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss before income taxes	$70.5	$97.5	$248.5	$364.5
Accumulated other comprehensive loss	14.2	2.7	14.0	31.5
Goodwill	(5.3)	—	(5.3)	—
Accumulated deficit	—	—	(6.0)	—

	$79.4	$100.2	$251.2	$396.0

We classify reserves for tax uncertainties within Accrued expenses and Deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities (uncertain tax benefits (“UTB”)) resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. During the quarter and nine months ended September 30, 2011, our UTB, excluding related interest and penalties, did not change significantly from our UTB at December 31, 2010.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. The IRS audit of our 2008 federal income tax year concluded during the quarter ended June 30, 2010. The IRS proposed an adjustment to our cancellation of debt income tax position which we have appealed. It is reasonably possible that this issue could be settled in the next twelve months with an estimated tax impact ranging from $0 to $70 million. Any tax impact of this settlement will have no impact on the Company’s effective tax rate.

Under the American Recovery and Reinvestment Act of 2009, (the “ARRA”), the Company has received temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, (“CODI”), rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $3.6 billion for tax purposes (net of Original Issue Discount (OID) interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. For state income tax purposes, certain states have conformed to the ARRA and others have not.

Note 10—Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of September 30, 2011 and December 31, 2010:

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2011
Assets:
Investments	$107.4	$105.9	$1.5	$—
Derivative instruments	0.3	—	0.3	—
Liabilities:
Derivative instruments	(354.8)	—	(354.8)	—

December 31, 2010
Assets:
Investments	$95.4	$92.7	$2.7	$—
Derivative instruments	16.8	—	16.8	—
Liabilities:
Derivative instruments	(359.3)	—	(359.3)	—

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:

Investments – Investments consist of debt and equity securities with maturity dates greater than 90 days at the date of the security’s acquisition. The majority of these securities are traded in active markets, have readily determined market values and use Level 1 inputs. Securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. All of these investments are included in either Prepayments and other current assets or Deferred charges and other in our Consolidated Condensed Balance Sheets.

The fair value of investments in marketable securities were as follows:

(In millions)	September 30, 2011	December 31, 2010
Corporate bonds	$1.5	$2.7
Equity securities	2.2	2.6
Government bonds	101.7	88.0
Mortgaged-backed securities	—	0.1
Other liquid investments	2.0	2.0

Total Investments	$107.4	$95.4

Gross unrealized gains and losses on marketable securities at September 30, 2011 and December 31, 2010 were not material.

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

Items Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of September 30, 2011 for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of September 30, 2011, the Company’s outstanding debt had a fair value of $17,350.1 million and a carrying value of $19,620.6 million.

Interest-only Participations – Late in 2009, a subsidiary of CEOC acquired certain interest only participations payable by certain predecessor entities of PHW Las Vegas. When the Company assumed the debt in connection with the acquisition of Planet Hollywood, these interest only participations survived the transaction and remain outstanding as an asset of a subsidiary of CEOC as of September 30, 2011. In connection with both the initial acquisition of the interest only participations and the acquisition of Planet Hollywood, the fair value of these participations was determined based upon valuations as of each date. As the Company owns 100 percent of the outstanding participations, there is no active market available to determine a trading fair value at any point in time subsequent to the acquisition. As a result, the Company does not have the ability to update the fair value of the interest only participations subsequent to their acquisition and valuation, other than by estimating fair value based upon discounted future cash flows. Since discounted cash flows were used as the primary basis for valuation upon their acquisition and are also being used as the method to determine the amortization of the value of such participations into earnings, the Company believes that the book values of the interest only participations at September 30, 2011 approximate their fair values.

Note 11—Commitments and Contingent Liabilities

Litigation

The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Contingent Liability—Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc. (“Caesars”) and the Company acquired Caesars in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia (the “Court”) certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan’s benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. Thereafter, the Court required the parties to attempt to agree on a remedies determination and further required the parties to submit briefs to the Court in support of their positions. On September 7, 2010, the Court issued an opinion resolving certain of Hilton’s and the plaintiffs’ issues regarding a remedies determination and requiring the parties to confer and take other actions in an effort to resolve the remaining issues. On July 28 and 29, 2011, the Court held a hearing to address the remaining remedy issues and on August 31, 2011, the Court issued a Memorandum Opinion and a final Order (the “Order”). In the Order, the Court ordered, among other things, Hilton to award back payments and commence increased benefits for all class members no later than January 1, 2012 or, in the case of any individual benefit or vesting disputes, within 30 days after the final dispute resolution by the Court. On September 28, 2011, Hilton filed a Motion for Reconsideration to ask the Court to reconsider certain aspects of the Order. On September 30, 2011, Hilton filed a Notice of Appeal to appeal all aspects of the Order and all other orders in the case to the United States Court of Appeals for the District of Columbia Circuit. Prior to the Court’s 2010 opinion, we were advised by counsel for the defendants that the plaintiffs estimated that the damages are in the range of $180.0 million to $250.0 million. Counsel for the defendants further advised that approximately $50.0 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.

The Company received a letter from Hilton dated October 7, 2009 notifying the Company for the first time of this lawsuit and alleging that the Company has potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, the Company believes its maximum potential exposure is approximately 30.0 percent to 33.0 percent of the amount ultimately awarded as damages. The Company is not a party to the proceedings between the plaintiffs and the defendants and has not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, the Company does not have access to information sufficient to enable the Company to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between a representative of the Company and a representative of the defendants, the Company believes it is probable that damages will be at least $80.0 million and, accordingly, the Company recorded a charge of $25.0 million in accordance with ASC 450, Contingencies, during the second quarter 2010 in relation to this matter. The Company has not changed its belief respecting the damages which may be awarded in this lawsuit as a result of the 2010 opinion of the Court or the Order. The Company also continues to believe that it may have various defenses if a claim under the Allocation Agreement is asserted against the Company, including defenses as to the amount of damages. Because the Company has not had access to sufficient information regarding this matter, we cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.

Contractual Commitments

During 2011, the Eastern Band of Cherokee Indians renewed our management agreement for Harrah’s Cherokee in North Carolina via an amendment (the “Cherokee amendment”) that includes a seven year term. The Cherokee amendment was approved by the National Indian Gaming Commission in September 2011. The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the Cherokee amendment is $84.0 million over the contract term. Currently this casino generates sufficient cash flows to cover all of its obligations, including its debt service.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Note 12—Comprehensive Loss

The following activity affected comprehensive loss:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net loss	$(173.4)	$(163.2)	$(471.3)	$(629.3)
Defined benefit plan adjustments, net of tax	0.9	(1.1)	0.3	(0.7)
Foreign currency translation adjustments, net of tax	(13.1)	9.0	(23.1)	7.6
Fair market value of derivatives, net of tax	(59.6)	(5.3)	(65.6)	(90.4)
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense, net of tax	40.3	0.1	59.5	0.4
Unrealized gains on investments, net of tax	0.9	—	1.9	—

Total comprehensive loss	$(204.0)	$(160.5)	$(498.3)	$(712.4)

Note 13—Loss Per Share

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Weighted-average common shares outstanding used in the calculation of basic loss per share	71.8	60.6	71.8	54.2
Potential dilution from stock options and warrants	—	—	—	—

Weighted-average common and common equivalent shares used in the calculation of diluted loss per share	71.8	60.6	71.8	54.2

Antidilutive stock options, warrants, and convertible preferred shares excluded from the calculation of diluted loss per share	3.9	4.4	3.4	22.9

Note 14—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our interest expense, net of capitalized interest, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	Nine Months Ended September 30,
(In millions)	2011	2010
Interest expense, net of interest capitalized	$1,448.3	$1,471.9
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(201.8)	(237.8)
Amortization of deferred finance charges	(54.0)	(59.9)
Net amortization of discounts and premiums	(122.2)	(120.2)
Amortization of accumulated other comprehensive loss	(60.6)	(31.4)
Rollover of PIK interest to principal	(1.1)	(1.1)
Change in fair value of derivative instruments	62.4	54.1

Cash paid for interest	$1,071.0	$1,075.6

Cash (refunds)/payments of income taxes, net	$(2.4)	$25.9

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Significant non-cash transactions during the nine months ended September 30, 2011 include an adjustment to the accrued jackpot liability, and the corresponding cumulative effect adjustment to Accumulated Deficit, resulting from the adoption of the provision of new accounting requirements, as further discussed in Note 2, “Recent Accounting Pronouncements”.

Note 15—Related Party Transactions

In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to the Sponsors, which are included in Corporate expense in our Consolidated Condensed Statements of Operations, for the quarter and nine months ended September 30, 2011, were $7.5 million and $22.5 million, respectively. For the quarter and nine months ended September 30, 2010, fees paid to the Sponsors totaled approximately $7.1 million and $21.4 million, respectively. We also reimburse the Sponsors for expenses that they incur related to their management services.

Note 16—Consolidating Financial Information of Guarantors and Issuers

As of September 30, 2011, CEOC is the issuer of certain debt securities that have been guaranteed by Caesars Entertainment and certain subsidiaries of CEOC. The following consolidating schedules present condensed financial information for Caesars Entertainment, the parent and guarantor; CEOC, the subsidiary issuer; guarantor subsidiaries of CEOC; and non-guarantor subsidiaries of Caesars Entertainment and CEOC, which include PHW Las Vegas and the CMBS properties, as of September 30, 2011, and December 31, 2010, and for the quarters and nine months ended September 30, 2011 and 2010.

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

As described in more detail in Note 5, “Debt” in this 10-Q, Caesars Entertainment is in the process of completing the Octavius Tower at Caesars Palace Las Vegas and the development of Project Linq on the Las Vegas strip. As part of the financing of the two projects, certain non-guarantor entities borrowed $450.0 million in April 2011. Also, in April 2011, a guarantor entity contributed the existing Octavius Tower and related assets, which totaled $293.2 million, to the Octavius non-guarantor borrower. Concurrent with this asset contribution, the contributing guarantor entity increased its investment in the non-guarantor borrower entity by the same amount.

In August 2010, in conjunction with the amendment of the CMBS Financing, certain trademark assets were transferred from one of the Guarantor subsidiaries of CEOC to the CMBS properties, which are non-guarantor subsidiaries of the Company. This transfer of trademarks, with a book value of $45.3 million, was not properly recorded in this footnote in our filings since that time. At September 30, 2011, the trademark values have been properly reclassified in the respective Guarantor and Non-Guarantor columns of the Condensed Consolidating Balance Sheet herein. This revision resulted in decreases in Intangible assets other than goodwill and Stockholders’ equity in the Guarantors column and corresponding increases in Intangible assets other than goodwill and Stockholders’ equity in the Non-Guarantors column, of this footnote. The error, which the Company has determined is not material to this disclosure for all periods, had no impact on the Company’s Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations or Consolidated Condensed Statements of Cash Flows for any period presented in this 10-Q. In addition, the error had no impact on the Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows within this footnote.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2011

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$113.3	$306.9	$267.9	$462.6	$—	$1,150.7
Receivables, net of allowance for doubtful accounts	—	39.6	260.9	113.7	—	414.2
Deferred income taxes	—	66.6	81.2	12.3	—	160.1
Prepayments and other current assets	—	13.0	76.2	162.1	—	251.3
Inventories	—	0.5	32.1	16.4	—	49.0
Assets held for sale	—	—	2.4	—	—	2.4
Intercompany receivables	12.9	259.0	155.7	137.7	(565.3)	—

Total current assets	126.2	685.6	876.4	904.8	(565.3)	2,027.7
Land, buildings, riverboats and equipment, net of accumulated depreciation	—	228.6	9,800.2	7,333.7	—	17,362.5
Goodwill	—	—	1,646.1	1,826.9	—	3,473.0
Intangible assets other than goodwill	—	5.1	3,848.2	849.9	—	4,703.2
Investments in and advances to non-consolidated affiliates	681.0	13,656.2	653.7	966.5	(15,857.5)	99.9
Restricted cash	—	—	—	465.3	—	465.3
Deferred charges and other	5.0	332.1	183.7	213.7	—	734.5
Intercompany receivables	361.2	1,105.5	585.9	98.5	(2,151.1)	—

	$1,173.4	$16,013.1	$17,594.2	$12,659.3	$(18,573.9)	$28,866.1

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$0.3	$90.8	$87.3	$97.8	$—	$276.2
Interest payable	—	374.7	1.7	9.1	—	385.5
Accrued expenses	3.9	169.6	431.2	480.0	—	1,084.7
Current portion of long-term debt	—	23.5	7.0	15.0	—	45.5
Intercompany payables	7.5	80.0	277.0	200.8	(565.3)	—

Total current liabilities	11.7	738.6	804.2	802.7	(565.3)	1,791.9
Long-term debt	—	14,240.9	68.5	6,111.7	(846.0)	19,575.1
Deferred credits and other	—	645.2	164.8	98.2	—	908.2
Deferred income taxes	(0.2)	940.9	2,465.4	1,942.9	—	5,349.0
Intercompany payables	—	387.8	871.6	891.7	(2,151.1)	—

	11.5	16,953.4	4,374.5	9,847.2	(3,562.4)	27,624.2

Redeemable non-controlling interests				36.0		36.0

Caesars Entertainment Corporation Stockholders’ equity/(deficit)	1,161.9	(940.3)	13,219.7	2,732.1	(15,011.5)	1,161.9
Non-controlling interests	—	—	—	44.0	—	44.0

Total Stockholders’ equity/(deficit)	1,161.9	(940.3)	13,219.7	2,776.1	(15,011.5)	1,205.9

	$1,173.4	$16,013.1	$17,594.2	$12,659.3	$(18,573.9)	$28,866.1

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$18.3	$1,078.0	$593.9	$—	$1,690.2
Food and beverage	—	3.8	227.9	172.1	—	403.8
Rooms	—	5.0	163.3	146.7	—	315.0
Management fees	—	—	16.4	0.7	(7.4)	9.7
Other	—	7.4	96.4	102.8	(41.8)	164.8
Less: casino promotional allowances	—	(5.5)	(201.5)	(122.5)	—	(329.5)

Net revenues	—	29.0	1,380.5	893.7	(49.2)	2,254.0

Operating expenses
Direct
Casino	—	11.3	607.7	336.5	—	955.5
Food and beverage	—	1.6	90.7	82.2	—	174.5
Rooms	—	0.5	35.5	39.0	—	75.0
Property general, administrative and other	—	12.6	334.8	239.3	(34.9)	551.8
Depreciation	—	1.7	110.5	69.1	—	181.3
Write-downs, reserves and recoveries	—	10.6	4.3	24.7	—	39.6
Loss/(income) on interests in non-consolidated affiliates	161.7	(87.4)	(10.5)	0.1	(62.8)	1.1
Corporate expense	7.0	20.0	7.2	16.6	(14.3)	36.5
Acquisition and integration costs	(0.2)	0.1	—	1.4	—	1.3
Amortization of intangible assets	—	0.2	23.4	15.6	—	39.2

Total operating expenses	168.5	(28.8)	1,203.6	824.5	(112.0)	2,055.8

(Loss)/income from operations	(168.5)	57.8	176.9	69.2	62.8	198.2
Interest expense, net of interest capitalized	—	(413.5)	(7.3)	(74.1)	44.6	(450.3)
Other income, including interest income	3.3	14.3	3.8	31.4	(44.6)	8.2

(Loss)/income before income taxes	(165.2)	(341.4)	173.4	26.5	62.8	(243.9)
Benefit/(provision) for income taxes	1.2	148.2	(62.0)	(16.9)	—	70.5

Net (loss)/income	(164.0)	(193.2)	111.4	9.6	62.8	(173.4)
Less: net loss attributable to non-controlling interests	—	—	—	9.4	—	9.4

Net (loss)/income attributable to Caesars Entertainment Corporation	$(164.0)	$(193.2)	$111.4	$19.0	$62.8	$(164.0)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$19.9	$1,161.9	$602.5	$—	$1,784.3
Food and beverage	—	5.1	223.3	166.6	—	395.0
Rooms	—	5.4	155.4	135.2	—	296.0
Management fees	—	—	14.5	0.5	(5.9)	9.1
Other	—	18.5	95.3	82.9	(41.2)	155.5
Less: casino promotional allowances	—	(7.0)	(217.8)	(126.6)	—	(351.4)

Net revenues	—	41.9	1,432.6	861.1	(47.1)	2,288.5

Operating expenses
Direct
Casino	—	12.8	644.8	353.3	—	1,010.9
Food and beverage	—	2.0	85.0	77.0	—	164.0
Rooms	—	0.5	31.5	35.2	—	67.2
Property general, administrative and other	—	16.0	335.2	221.0	(31.4)	540.8
Depreciation	—	1.8	116.1	63.5	—	181.4
Project opening costs	—	—	0.7	1.0	—	1.7
Write-downs, reserves and recoveries	—	6.6	16.2	5.9	—	28.7
Impairment of intangible assets	—	—	38.0	6.0	—	44.0
Loss/(income) on interests in non-consolidated affiliates	160.0	(94.9)	(6.7)	(0.6)	(56.1)	1.7
Corporate expense	6.2	19.0	5.0	17.9	(15.7)	32.4
Acquisition and integration costs	—	0.5	—	0.2	—	0.7
Amortization of intangible assets	—	0.2	23.3	15.8	—	39.3

Total operating expenses	166.2	(35.5)	1,289.1	796.2	(103.2)	2,112.8

(Loss)/income from operations	(166.2)	77.4	143.5	64.9	56.1	175.7
Interest expense, net of interest capitalized	(3.1)	(446.5)	(20.7)	(100.9)	47.6	(523.6)
Gains on early extinguishment of debt	—	—	—	77.4	—	77.4
Other income, including interest income	1.7	21.1	18.5	16.1	(47.6)	9.8

(Loss)/income before income taxes	(167.6)	(348.0)	141.3	57.5	56.1	(260.7)
Benefit/(provision) for income taxes	2.8	160.7	(39.1)	(26.9)	—	97.5

Net (loss)/income	(164.8)	(187.3)	102.2	30.6	56.1	(163.2)
Less: net income attributable to non-controlling interests	—	—	—	(1.6)	—	(1.6)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(164.8)	$(187.3)	$102.2	$29.0	$56.1	$(164.8)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$50.3	$3,193.7	$1,785.5	$—	$5,029.5
Food and beverage	—	11.1	647.0	506.9	—	1,165.0
Rooms	—	13.4	470.8	433.0	—	917.2
Management fees	—	—	50.4	2.4	(25.1)	27.7
Other	—	32.5	288.5	286.1	(133.7)	473.4
Less: casino promotional allowances	—	(15.0)	(571.4)	(364.3)	—	(950.7)

Net revenues	—	92.3	4,079.0	2,649.6	(158.8)	6,662.1

Operating expenses
Direct
Casino	—	31.5	1,797.8	998.6	—	2,827.9
Food and beverage	—	5.3	260.0	235.0	—	500.3
Rooms	—	1.6	102.3	113.2	—	217.1
Property general, administrative and other	—	40.0	960.6	696.5	(104.1)	1,593.0
Depreciation	—	5.1	333.7	193.4	—	532.2
Project opening costs	—	—	3.9	0.3	—	4.2
Write-downs, reserves and recoveries	—	38.7	12.7	31.5	—	82.9
Loss/(income) on interests in non-consolidated affiliates	462.3	(316.1)	(36.5)	3.0	(108.5)	4.2
Corporate expense	17.2	75.2	15.5	61.9	(54.7)	115.1
Acquisition and integration costs	—	0.5	1.1	2.0	—	3.6
Amortization of intangible assets	—	0.5	70.4	46.8	—	117.7

Total operating expenses	479.5	(117.7)	3,521.5	2,382.2	(267.3)	5,998.2

(Loss)/income from operations	(479.5)	210.0	557.5	267.4	108.5	663.9
Interest expense, net of interest capitalized	—	(1,328.9)	(25.5)	(241.0)	147.1	(1,448.3)
Gains on early extinguishments of debt	—	—	—	47.9	—	47.9
Other income, including interest income	10.0	37.9	13.2	102.7	(147.1)	16.7

(Loss)/income before income taxes	(469.5)	(1,081.0)	545.2	177.0	108.5	(719.8)
Benefit/(provision) for income taxes	2.5	496.1	(194.1)	(56.0)	—	248.5

Net (loss)/income	(467.0)	(584.9)	351.1	121.0	108.5	(471.3)
Less: net income attributable to non-controlling interests	—	—	—	4.3	—	4.3

Net (loss)/income attributable to Caesars Entertainment Corporation	$(467.0)	$(584.9)	$351.1	$125.3	$108.5	$(467.0)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$55.1	$3,421.9	$1,774.3	$—	$5,251.3
Food and beverage	—	14.6	659.1	484.1	—	1,157.8
Rooms	—	14.4	450.7	393.4	—	858.5
Management fees	—	2.6	46.0	1.1	(18.5)	31.2
Other	—	37.1	273.6	236.7	(107.5)	439.9
Less: casino promotional allowances	—	(19.0)	(646.9)	(375.2)	—	(1,041.1)

Net revenues	—	104.8	4,204.4	2,514.4	(126.0)	6,697.6

Operating expenses
Direct
Casino	—	35.3	1,923.7	1,023.9	—	2,982.9
Food and beverage	—	6.0	246.2	217.5	—	469.7
Rooms	—	1.6	92.8	101.1	—	195.5
Property general, administrative and other	—	33.6	1,003.0	638.8	(95.4)	1,580.0
Depreciation	—	5.5	357.8	184.8	—	548.1
Project opening costs	—	—	2.0	2.0	—	4.0
Write-downs, reserves and recoveries	—	27.8	85.8	22.7	—	136.3
Impairment of intangible assets	—	—	138.0	6.0	—	144.0
Loss/(income) on interests in non-consolidated affiliates	622.6	(193.1)	(22.4)	0.3	(405.3)	2.1
Corporate expense	17.0	63.4	16.7	37.3	(30.6)	103.8
Acquisition and integration costs	—	0.9	0.9	6.5	—	8.3
Amortization of intangible assets	—	0.5	74.6	46.6	—	121.7

Total operating expenses	639.6	(18.5)	3,919.1	2,287.5	(531.3)	6,296.4

(Loss)/income from operations	(639.6)	123.3	285.3	226.9	405.3	401.2
Interest expense, net of interest capitalized	(3.1)	(1,274.0)	(62.6)	(296.2)	164.0	(1,471.9)
(Losses)/gains on early extinguishments of debt	—	(4.5)	—	53.2	—	48.7
Other income, including interest income	1.8	55.7	50.1	84.6	(164.0)	28.2

(Loss)/income before income taxes	(640.9)	(1,099.5)	272.8	68.5	405.3	(993.8)
Benefit/(provision) for income taxes	6.5	491.2	(106.6)	(26.6)	—	364.5

Net (loss)/income	(634.4)	(608.3)	166.2	41.9	405.3	(629.3)
Less: net income attributable to non-controlling interests	—	—	—	(5.1)	—	(5.1)

Net (loss)/income attributable to Caesars Entertainment Corporation	$(634.4)	$(608.3)	$166.2	$36.8	$405.3	$(634.4)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$169.4	$(62.6)	$2.8	$205.3	$—	$314.9

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(8.8)	(83.1)	(73.0)	—	(164.9)
Change in restricted cash	—	—	—	(544.0)	—	(544.0)
Investments in subsidiaries/payments to acquire a business, net of transaction costs	(108.5)	(103.2)	(15.6)	(19.0)	227.3	(19.0)
Payments to acquire certain gaming rights	—	—	—	(22.7)	—	(22.7)
Investments in/advances to non-consolidated affiliates and other	—	—	—	(76.0)	—	(76.0)
Proceeds from other asset sales	—	—	1.4	—	—	1.4
Other	—	—	(5.2)	(5.0)	—	(10.2)

Cash flows (used in)/provided by investing activities	(108.5)	(112.0)	(102.5)	(739.7)	227.3	(835.4)

Cash flows provided by/(used in) financing activities
Proceeds from issuance of long-term debt	—	418.3	—	445.5	—	863.8
Debt issuance costs and fees	—	(3.2)	—	(14.3)	—	(17.5)
Borrowings under lending agreements	—	135.0	—	—	—	135.0
Repayments under lending agreements	—	(135.0)	—	—	—	(135.0)
Cash paid in connection with early extinguishment of debt	—	—	(1.2)	(124.7)	—	(125.9)
Scheduled debt retirements	—	(19.3)	—	(15.1)	—	(34.4)
Non-controlling interests’ contributions, net of distributions	—	—	—	4.8	—	4.8
Other	(1.6)	—	(5.0)	—	—	(6.6)
(Distributions to) and transfers from affiliates, net	(82.0)	24.7	15.6	269.0	(227.3)	—

Cash flows (used in)/provided by financing activities	(83.6)	420.5	9.4	565.2	(227.3)	684.2

Net (decrease)/increase in cash and cash equivalents	(22.7)	245.9	(90.3)	30.8	—	163.7
Cash and cash equivalents, beginning of period	136.0	61.0	358.2	431.8	—	987.0

Cash and cash equivalents, end of period	$113.3	$306.9	$267.9	$462.6	$—	$1,150.7

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$644.1	$(117.6)	$(122.5)	$(95.6)	$—	$308.4

Cash flows (used in)/provided by investing activities
Land, buildings, riverboats and equipment additions, net of change in construction payables	—	(3.1)	(78.6)	(42.9)	—	(124.6)
Investment in subsidiaries/payments to acquire a business, net of transaction costs	—	(0.2)	(0.9)	(43.5)	—	(44.6)
Payment made for partnership interest	—	—	—	(19.5)	—	(19.5)
Payment made for Pennsylvania gaming rights	—	—	—	(16.5)	—	(16.5)
Cash acquired in business acquisition, net	—	(18.6)	—	33.0	—	14.4
Investments in/advances to non-consolidated affiliates and other	—	—	(5.0)	—	—	(5.0)
Proceeds from other asset sales	—	—	14.3	—	—	14.3
Other	—	—	(10.6)	(3.8)	—	(14.4)

Cash flows used in investing activities	—	(21.9)	(80.8)	(93.2)	—	(195.9)

Cash flows provided by/(used in) financing activities
Proceeds from the issuance of long-term debt	—	740.8	—	551.4	—	1,292.2
Debt issuance costs and fees	—	(17.8)	—	(41.1)	—	(58.9)
Borrowings under lending agreements	—	1,175.0	—	—	—	1,175.0
Repayments under lending agreements	—	(1,602.0)	—	(3.0)	—	(1,605.0)
Cash paid in connection with early extinguishment of debt	—	(219.9)	—	(53.6)	—	(273.5)
Scheduled debt retirements	—	(191.0)	—	(23.7)	—	(214.7)
Non-controlling interests’ distributions, net of contributions	—	—	—	(5.8)	—	(5.8)
Other	(1.3)	—	(6.6)	(0.4)	—	(8.3)
(Distributions to) and transfers from affiliates, net	(448.8)	650.5	26.7	(228.4)	—	—

Cash flows (used in)/provided by financing activities	(450.1)	535.6	20.1	195.4	—	301.0

Effect of deconsolidation of variable interest entities	—	—	—	(7.9)	—	(7.9)

Net increase/(decrease) in cash and cash equivalents	194.0	396.1	(183.2)	(1.3)	—	405.6

Cash and cash equivalents, beginning of period	122.7	(15.6)	445.2	365.8	—	918.1

Cash and cash equivalents, end of period	$316.7	$380.5	$262.0	$364.5	$—	$1,323.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the quarters and nine months ended September 30, 2011 and 2010 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the 2010 10-K.

REGIONAL AGGREGATION

The executive officers of our Company review operating results, assess performance and make decisions related to the allocation of resources on a property-by-property basis. We therefore believe that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. In order to provide more meaningful information than would be possible on either a consolidated basis or an individual property basis, our casino properties as of September 30, 2011, have been grouped into regions as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas(1)	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/
Paris Las Vegas	Harrah’s Chester(3)	Harrah’s Tunica	Bluffs Run
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel &
Bill’s Gamblin’ Hall & Saloon		Casino
Planet Hollywood Resort & Casino(2)

Illinois/Indiana	Other Nevada	Managed and International

Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin(5)
Harrah’s Joliet(4)	Harrah’s Lake Tahoe	Harrah’s Cherokee(5)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Rincon(5)
Horseshoe Hammond	Harrah’s Laughlin	Conrad Punta del Este(3)
Caesars Windsor(6)
London Clubs International(7)

(1)	Includes O’Shea’s Casino, which is adjacent to this property.
(2)	Acquired in February, 2010.
(3)	We have an approximately 95 percent ownership interest in and manage this property.
(4)	We have an 80 percent ownership interest in and manage this property.
(5)	Managed.
(6)	We have a 50 percent interest in Windsor Casino Limited, which operates this property. The province of Ontario owns the complex.
(7)	We own, operate or manage ten casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70 percent ownership interest in and manage one casino club in South Africa.

CONSOLIDATED OPERATING RESULTS

Because the financial results for 2010 include impairment charges, the following tables present separately income from operations before impairment charges and operating margin before impairment charges to provide an understanding of our business without consideration of impairments due to the lack of comparability of these charges from period-to-period. This presentation is not in accordance with U.S. GAAP.

($ in millions)	Quarter Ended September 30,		Percent Increase/ (Decrease)		Nine Months Ended September 30,		Percent Increase/ (Decrease)
	2011	2010			2011	2010
Casino revenues	$1,690.2	$1,784.3	(5.3)%		$5,029.5	$5,251.3	(4.2)%
Net revenues	2,254.0	2,288.5	(1.5)%		6,662.1	6,697.6	(0.5)%
Income from operations	198.2	175.7	12.8%		663.9	401.2	65.5%
Impairment of intangible assets, including goodwill	—	44.0	N/M		—	144.0	N/M
Income from operations before impairment charges	198.2	219.7	(9.8)%		663.9	545.2	21.8%
Net loss attributable to Caesars Entertainment Corporation	(164.0)	(164.8)	(0.5)%		(467.0)	(634.4)	(26.4)%
Operating margin	8.8%	7.7%	1.1	pts	10.0%	6.0%	4.0	pts
Operating margin before impairment charges	8.8%	9.6%	(0.8	) pts	10.0%	8.1%	1.9	pts

N/M = Not Meaningful

The Company measures its performance in part through tracking of trips by rated players (“trips”) and spend per rated-player trip (“spend per trip”). On a consolidated basis, trips in 2011 decreased 5.1 percent for the third quarter and 7.4 percent for the nine months from the year-ago periods, while spend per trip increased 3.0 percent for the third quarter and 4.1 percent for the nine months. The third-quarter trip declines were the result of temporary closures in the Atlantic City region due to Hurricane Irene and reduced access to one of our properties in the Illinois/Indiana region, as well as the impact of marketing programs on trip frequency of certain customer segments in all regions. The trip declines in the nine-month period of 2011 also included temporary closures of seven of our properties in the Illinois/Indiana and Louisiana/Mississippi regions during the first half of 2011 due to flooding and severe weather conditions. Cash average daily room rates for 2011 increased 7.4 percent in the third quarter and 5.8 percent for the nine months, and total occupancy percentages increased 1.3 percentage points for both the third-quarter and nine-month periods when compared to 2010.

Third-Quarter Results

Caesars Entertainment’s 2011 third-quarter revenues decreased 1.5 percent to $2,254.0 million from $2,288.5 million in 2010. The decrease primarily reflects declines in our U.S. operations outside of Nevada due to a number of factors. Hurricane Irene, which made landfall in New Jersey in August 2011, caused temporary closures of four of our properties in the Atlantic City region during one of the final weekends of the peak summer season. The Company estimates that the closures reduced revenues by approximately $22 million to $27 million and reduced income from operations by approximately $15 million to $20 million. New competition in July 2011 caused unfavorable comparisons in the Illinois/Indiana region. These declines were partially offset by positive fundamentals in the Las Vegas and Other Nevada regions as well as the Uruguay and London Clubs properties.

Income from operations for the 2011 third quarter increased to $198.2 million from $175.7 million in 2010. Income from operations in 2010 included impairment charges related to goodwill and other non-amortizing intangible assets of $44.0 million. Prior to consideration of the 2010 impairment charges, income from operations decreased in the third-quarter 2011 to $198.2 million from $219.7 million for 2010. The decrease was due in part to the hurricane in Atlantic City, as well as the income impact of other revenue declines in the Midwest, offset in part by decreased property operating expenses.

Net loss attributable to Caesars for the third-quarter 2011 was $164.0 million, compared with $164.8 million for the year-ago quarter. The net loss in 2010 included gains related to the early extinguishment of debt of $77.4 million ($49.4 million, net of taxes).

Nine-Month Results

Caesars Entertainment’s nine-month revenues for 2011 were down compared with 2010. The decline was due to the third-quarter 2011 regional revenue declines mentioned above, including the effects of Hurricane Irene, as well as the temporary closures of seven properties in the Illinois/Indiana and Louisiana/Mississippi regions due to flooding and severe weather conditions in the first half of 2011. These declines were partially mitigated by steadily improving fundamentals in the Las Vegas region and the full nine-month impact of Planet Hollywood Las Vegas, which was acquired in February 2010.

Income from operations for the nine-months 2011 increased to $663.9 million from $401.2 million in 2010. Included in income from operations for 2010 were impairment charges related to goodwill and other non-amortizing intangible assets of $144.0 million. Prior to consideration of the 2010 impairment charges, income from operations for 2011 increased to $663.9 million from $545.2 million in 2010. The increase was attributable to reduced property operating expenses resulting from the company’s cost-reduction efforts, reduced and more focused marketing expenditures, reduced depreciation expense, and the effect of the second quarter 2010 charges of $52.2 million to fully reserve a note-receivable balance related to a venture for development of a casino project in Philadelphia, and $25.0 million relating to a previously disclosed contingency, with no comparable amounts in 2011.

Net loss attributable to Caesars for the nine-months 2011 was $467.0 million, compared with a net loss of $634.4 million for 2010. The net losses included gains related to the early extinguishment of debt of $47.9 million ($30.5 million, net of taxes) and $48.7 million ($31.0 million, net of taxes) for the nine months 2011 and 2010, respectively.

REGIONAL OPERATING RESULTS

Las Vegas property trips for 2011 rose 3.0 percent for the third quarter and 3.7 percent for the nine months from the year-ago periods, and the amount spent per trip in 2011 increased 3.1 percent for the third quarter and 4.6 percent for the nine months. Hotel revenues increased in 2011 by 10.8 percent for the third quarter and 12.4 percent for the nine months. Cash average daily room rates increased in 2011 by 9.5 percent and 7.5 percent, and total occupancy percentages rose 3.3 and 3.7 percentage points for the third-quarter and nine-month periods, respectively.

Atlantic City property trips decreased in 2011 by 3.3 percent for lodgers and 7.0 percent for non-lodgers for the third quarter, and 1.1 percent for lodgers and 6.0 percent for non-lodgers for the nine months. Spend per trip in 2011 decreased 2.2 percent for lodgers and 1.5 percent for non-lodgers for the third quarter, and 2.1 percent for lodgers and 2.2 percent for non-lodgers for the nine months. Trip declines in the third quarter were directly impacted by the temporary property closures as a result of Hurricane Irene.

On a combined basis, for the remainder of the Company’s U.S. markets, trips decreased in 2011 by 6.7 percent for the third quarter and 11.8 percent for the nine months. However, the amount spent per trip in 2011 increased 4.1 percent for the third quarter and 4.9 percent for the nine months. Trip declines in both periods can be attributed to more focused marketing targeted to certain customer segments. The declines for the nine-month period were further impacted by the temporary property closures in the first half of 2011 due to flooding and severe weather conditions.

Further discussion of results by region follow:

Las Vegas Region

($ in millions)	Quarter Ended September 30,		Percent Increase/ (Decrease)		Nine Months Ended September 30,		Percent Increase/ (Decrease)
	2011	2010			2011	2010
Casino revenues	$369.1	$383.8	(3.8)%		$1,157.3	$1,127.5	2.6%
Net revenues	733.1	712.6	2.9%		2,245.9	2,108.1	6.5%
Income from operations	88.2	71.0	24.2%		348.4	249.0	39.9%
Operating margin	12.0%	10.0%	2.0	pts	15.5%	11.8%	3.7	pts

Net revenues increased 2.9 percent and 6.5 percent in the 2011 third quarter and nine months, respectively, as a result of increases in both property trips and the amount spent per trip. Net revenues were also increased by higher total occupancy percentages and cash average daily room rates for both the 2011 third-quarter and nine-month periods. These trends demonstrate continued strengthening in the fundamentals for this region. Net revenues for the nine months 2011 also include the full nine-month impact of Planet Hollywood Las Vegas, which was acquired in February 2010. Income from operations for the 2011 third quarter and nine months increased significantly from the 2010 periods due to the income impact of increased net revenues. Included in income from operations are decreases in property remediation costs of $5.2 million and $29.2 million for the 2011 third-quarter and nine-month periods, respectively, as well as decreases of $9.8 million for assets written off in the 2010 third quarter for which there was no comparable amount in 2011. Remediation costs and asset write offs are included in Write-downs, reserves and recoveries of the Consolidated Condensed Statement of Operations.

On April 25, 2011, the financing was completed for Project Octavius and Project Linq. The Company has resumed work towards the completion of the Octavius Tower’s 662 rooms, including 75 luxury suites and construction on Project Linq has commenced.

Atlantic City Region

($ in millions)	Quarter Ended September 30,		Percent Increase/ (Decrease)		Nine Months Ended September 30,		Percent Increase/ (Decrease)
	2011	2010			2011	2010
Casino revenues	$422.1	$468.9	(10.0)%		$1,227.6	$1,326.2	(7.4)%
Net revenues	497.5	536.8	(7.3)%		1,424.2	1,482.2	(3.9)%
Income from operations	39.7	50.9	(22.0)%		93.6	100.2	(6.6)%
Operating margin	8.0%	9.5%	(1.5	) pts	6.6%	6.8%	(0.2	) pts

Hurricane Irene, which made landfall in New Jersey in August 2011, caused temporary closures of four of our properties in the Atlantic City region during one of the final weekends of the peak summer season. The Company estimates that the closures reduced net revenues by approximately $22 million to $27 million and reduced income from operations by approximately $15 million to $20 million. In addition, revenues in the region continued to be affected by competition from new casinos and the mid-2010 introduction of table games in the Pennsylvania market. Income from operations for the 2011 periods was lower as a result of the income impact of reduced net revenues, partially offset by reduced property operating expenses due to reduced and more focused marketing expenses, lower depreciation expense and reduced payroll-related and property tax expenses. Included in income from operations are decreases of $11.4 million for assets written off in the 2010 third quarter for which there was no comparable amount in 2011. Asset write offs are included in Write-downs, reserves and recoveries of the Consolidated Condensed Statement of Operations.

Louisiana/Mississippi Region

($ in millions)	Quarter Ended September 30,		Percent Increase/ (Decrease)	Nine Months Ended September 30,		Percent Increase/ (Decrease)
	2011	2010		2011	2010
Casino revenues	$267.8	$278.5	(3.8)%	$775.4	$833.0	(6.9)%
Net revenues	291.7	303.1	(3.8)%	845.5	908.8	(7.0)%
Income from operations	35.4	36.6	(3.3)%	106.0	38.2	N/M
Impairment of intangible assets, including goodwill	—	—	N/M	—	51.0	N/M
Income from operations before impairment charges	35.4	36.6	(3.3)%	106.0	89.2	18.8%
Operating margin	12.1%	12.1%	—	12.5%	4.2%	8.3	pts
Operating margin before impairment charges	12.1%	12.1%	—	12.5%	9.8%	2.7	pts

Net revenues in the region decreased for the 2011 third quarter and nine months due to decreased trips. However, spend per trip increased. Net revenues for the 2011 nine months were further reduced by the temporary closures of three properties in the region in the first-half 2011 due to flooding and severe weather conditions. Included in the 2010 nine months income from operations was an impairment charge of $51.0 million related to goodwill and other non-amortizing intangible assets at one of the region’s properties. Income from operations decreased for the third quarter; however, prior to the consideration of the 2010 impairment charge, improved for the nine months as costs incurred during the first-half 2011 closures, as well as those connected with restoring the affected properties to operating condition, of approximately $21 million have not been expensed, but instead have been recorded as a receivable from third-party insurance providers. The 2010 nine-month results include a one-time rent adjustment paid to the City of New Orleans in the amount of $6.4 million.

Iowa/Missouri Region

	Quarter Ended September 30,		Percent Increase/ (Decrease)		Nine Months Ended September 30,		Percent Increase/ (Decrease)
($ in millions)	2011	2010			2011	2010
Casino revenues	$172.1	$174.4	(1.3)%		$511.6	$524.3	(2.4)%
Net revenues	184.2	186.6	(1.3)%		546.7	560.3	(2.4)%
Income from operations	45.9	36.5	25.8%		137.6	128.6	7.0%
Impairment of intangible assets, including goodwill	—	9.0	N/M		—	9.0	N/M
Income from operations before impairment charges	45.9	45.5	0.9%		137.6	137.6	—%
Operating margin	24.9%	19.6%	5.3	pts	25.2%	23.0%	2.2	pts
Operating margin before impairment charges	24.9%	24.4%	0.5	pts	25.2%	24.6%	0.6	pts

Net revenues in the region decreased for the 2011 third quarter and nine months due to increased competitive pressures in the region and reduced trips. However, spend per trip increased. Included in the 2010 third-quarter and nine-months income from operations was an impairment charge of $9.0 million related to goodwill and other non-amortizing intangible assets at one of the region’s properties. Prior to the consideration of the 2010 impairment charge, income from operations for the 2011 third quarter and nine months were relatively flat due to reduced property operating expenses as a result of continued focus on effective cost management through the implementation of the Company’s efficiency projects, which offset the income impact of net revenue declines.

Illinois/Indiana Region

	Quarter Ended September 30,		Percent Increase/ (Decrease)		Nine Months Ended September 30,		Percent Increase/ (Decrease)
($ in millions)	2011	2010			2011	2010
Casino revenues	$249.1	$288.1	(13.5)%		$775.5	$880.7	(11.9)%
Net revenues	260.2	289.4	(10.1)%		806.1	881.9	(8.6)%
Income from operations	30.5	16.7	82.6%		110.2	93.9	17.4%
Impairment of intangible assets, including goodwill	—	20.0	N/M		—	20.0	N/M
Income from operations before impairment charges	30.5	36.7	(16.9)%		110.2	113.9	(3.2)%
Operating margin	11.7%	5.8%	5.9	pts	13.7%	10.6%	3.1	pts
Operating margin before impairment charges	11.7%	12.7%	(1.0	) pts	13.7%	12.9%	0.8	pts

Net revenues in the region decreased for the 2011 third quarter due to new competition and limited direct access by customers to one of our properties caused by a bridge closure, both of which resulted in decreased trips. However, spend per trip increased. Net revenues for the nine months were further reduced by the temporary closures of four properties in the region in the first half of 2011 due to flooding and severe weather conditions. Included in the 2010 third-quarter and nine-month income from operations was an impairment charge of $20.0 million related to goodwill and other non-amortizing intangible assets at one of the region’s properties. Prior to consideration of the 2010 impairment charge, income from operations decreased for the third quarter; however, the decrease for the nine months was partially offset as costs incurred during the first-half closures, as well as those connected with restoring the affected properties to operating condition, of approximately $12 million have not been expensed, but instead have been recorded as a receivable from third-party insurance providers.

Other Nevada Region

	Quarter Ended September 30,		Percent Increase/ (Decrease)		Nine Months Ended September 30,		Percent Increase/ (Decrease)
($ in millions)	2011	2010			2011	2010
Casino revenues	$107.7	$101.1	6.5%		$274.8	$275.8	(0.4)%
Net revenues	140.9	132.7	6.2%		355.1	353.5	0.5%
Income/(loss) from operations	30.3	18.5	63.8%		48.4	(12.7)	N/M
Impairment of intangible assets, including goodwill	—	—	N/M		—	49.0	N/M
Income from operations before impairment charges	30.3	18.5	63.8%		48.4	36.3	33.3%
Operating margin	21.5%	13.9%	7.6	pts	13.6%	(3.6)%	17.2	pts
Operating margin before impairment charges	21.5%	13.9%	7.6	pts	13.6%	10.3%	3.3	pts

Third-quarter and nine-month 2011 net revenues for the region rose from the 2010 periods due to increased trips. Included in the 2010 nine-months loss from operations was an impairment charge of $49.0 million related to goodwill and other non-amortizing intangible assets at one of the region’s properties. Prior to the consideration of the nine-months 2010 impairment charge, third-quarter and nine-months 2011 income from operations increased due to the income impact of increased revenues and improved operating margins due to effective cost management.

Managed and International

	Quarter Ended September 30,		Percent Increase/ (Decrease)		Nine Months Ended September 30,		Percent Increase/ (Decrease)
($ in millions)	2011	2010			2011	2010
Net revenues	$124.5	$109.0	14.2%		$373.1	$349.9	6.6%
Income/(loss) from operations	2.0	(7.3)	N/M		24.0	14.7	63.3%
Impairment of intangible assets, including goodwill	—	6.0	N/M		—	6.0	N/M
Income/(loss) from operations before impairment charges	2.0	(1.3)	N/M		24.0	20.7	15.9%
Operating margin	1.6%	(6.7)%	8.3	pts	6.4%	4.2%	2.2	pts
Operating margin before impairment charges	1.6%	(1.2)%	2.8	pts	6.4%	5.9%	0.5	pts

Net revenue increases during the 2011 third quarter were attributable to increases in spend per trip at the Company’s Uruguay and London Clubs properties. Net revenue for the nine months 2011 were further increased by the full nine-month impact of our acquisition of Thistledown Racetrack in July 2010, and were partially offset by declines experienced by our two properties in Egypt due to political uprisings earlier in the year. Included in the 2010 third-quarter and nine-months results of operations was an impairment charge of $6.0 million related to the impairment of intangible assets at one of the region’s properties. Prior to the consideration of the 2010 impairment charge, income/(loss) from operations increased due primarily to the income impact of increased net revenues.

Other Factors Affecting Net Income

($ in millions) Expense/(Income)	Quarter Ended September 30,		Percent Increase/ (Decrease)		Nine Months Ended September 30,		Percent Increase/ (Decrease)
	2011	2010			2011	2010
Write-downs, reserves and recoveries	$39.6	$28.7	38.0%		$82.9	$136.3	(39.2)%
Impairment of intangible assets, including goodwill	—	44.0	N/M		—	144.0	N/M
Corporate expense	36.5	32.4	12.7%		115.1	103.8	10.9%
Amortization of intangible assets	39.2	39.3	(0.3)%		117.7	121.7	(3.3)%
Interest expense, net	450.3	523.6	(14.0)%		1,448.3	1,471.9	(1.6)%
Gains on early extinguishments of debt	—	(77.4)	N/M		(47.9)	(48.7)	(1.6)%
Effective income tax rate benefit	28.9%	37.4%	(8.5	) pts	34.5%	36.7%	(2.2	) pts

N/M= Not Meaningful

Write-downs, reserves and recoveries

Given the nature of the transactions included within write-downs, reserves and recoveries, these amounts are not expected to be comparable from period-to-period, nor are the amounts expected to follow any particular trend.

Write-downs, reserves and recoveries increased $10.9 million for the third quarter primarily due to increases in costs associated with the implementation of our efficiency projects. Write-downs, reserves and recoveries for the nine months decreased $53.4 million due to decreases in remediation costs of $29.2 million, and the effect of the second quarter 2010 charges of $52.2 million to fully reserve a note-receivable balance related to a venture for development of a casino project in Philadelphia, and $25.0 million relating to a previously disclosed contingency, with no comparable amounts in 2011. These decreases were offset in part by an increase in costs associated with the implementation of our efficiency projects of $35.2 million.

Impairment of intangible assets

Our preliminary annual impairment assessment of goodwill and other non-amortizing intangibles assets as of September 30, 2011 did not result in any impairment charges. During 2010, due to the impact of weak economic conditions on certain properties, we performed an interim assessment of goodwill and certain non-amortizing intangible assets for impairment during the second quarter, which resulted in an impairment charge of $100.0 million. During the third quarter of 2010, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, which resulted in an impairment charge of $44.0 million which brought the aggregate charges recorded for the nine months 2010 to $144.0 million.

Interest expense

Interest expense decreased $73.3 million and $23.6 million for the quarter and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Interest expense is reported net of capitalized interest of $11.6 million and $0.4 million for the quarters ended September 30, 2011 and 2010, respectively, and net of capitalized interest of $12.3 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. The majority of the capitalized interest in 2011 relates to the completion of the Octavius Tower at Caesars Palace Las Vegas. Prior to the consideration of capitalized interest, interest expense decreased by $62.1 million and $12.4 million for the quarter and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 due to changes in fair values of derivative instruments, the impact of 2011 swap amendments and lower outstanding debt levels during the three- and nine-month periods when compared to the same periods in 2010. The decreases were partially offset by additional amortization of deferred losses frozen in AOCL and additional interest expense associated with new debt issuances. Interest expense for the quarter ended September 30, 2011, as a result of interest rate swap agreements and interest rate cap agreements, includes (i) $78.7 million of gains due to measured ineffectiveness and amounts excluded from effectiveness testing for derivatives designated as hedging instruments; (ii) $6.3 million of expense due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $40.5 million of expense due to amortization of deferred losses frozen in AOCL. Interest expense for the nine months ended September 30, 2011, as a result of interest rate swap agreements and interest rate cap agreements, includes (i) $74.3 million of gains due to measured ineffectiveness and amounts excluded from effectiveness testing for derivatives designated as hedging instruments;

(ii) $11.9 million of expense due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $59.8 million of expense due to amortization of deferred losses frozen in AOCL.

Gains on early extinguishments of debt

The Company did not have any early extinguishments of debt during the 2011 third quarter. During the third-quarter 2010, the Company recognized a pre-tax gain on early extinguishments of debt of $77.4 million as a result of the Company’s repurchase of $123.8 million face value of CMBS Loans. During the nine months 2011, the Company recognized a pre-tax gain on early extinguishments of debt of $47.9 million as the result of the March and April 2011 CMBS Loan repurchases previously disclosed. During the nine months 2010, the Company recognized a pre-tax net gain on early extinguishments of debt of $48.7 million as a result of the third-quarter 2010 transaction noted above and the transactions recorded in the first and second quarters of 2010 to repurchase CMBS Loans and completion of an offering that retired outstanding senior and senior subordinated notes.

Income tax benefit

The Company’s third-quarter 2011 effective tax rate benefit was 28.9 percent, compared with an effective tax rate benefit of 37.4 percent for the third-quarter 2010. The decrease in the effective tax rate benefit for 2011 was due primarily to losses incurred in various state and foreign jurisdictions for which we did not provide a tax benefit in 2011 and from nondeductible losses on our company-owned life insurance policies in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

Caesars Entertainment has undertaken comprehensive cost-reduction efforts to right-size expenses with business levels. During the fourth quarter of 2010, the Company launched a new initiative to reinvent certain aspects of its functional and operating units in an effort to gain significant further cost reductions and streamline our operations. During the third quarter and nine months 2011, the Company realized cost savings of $85.0 million and $237.4 million, respectively and has estimated cost savings yet to be realized of $202.5 million as of that date.

Capital Spending and Development

In addition to the current development and expansion projects discussed in the “Regional Operating Results” section, we incur capital expenditures in the normal course of business and we perform on-going refurbishment and maintenance at our existing casino entertainment facilities to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria.

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Our capital spending for the nine-months 2011 totaled $196.8 million, which includes an increase of $31.9 million of construction payables. Estimated total capital expenditures for 2011, including 2011 expenditures associated with Project Linq and Project Octavius, are expected to be between $280.0 million and $350.0 million.

Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities while cash used for development projects, including projects currently under development as well as additional projects being pursued, is expected to be funded from established debt programs, joint venture partners, specific project financing and additional debt offerings.

Liquidity

Our cash and cash equivalents totaled $1,150.7 million at September 30, 2011 compared to $987.0 million at December 31, 2010. Restricted cash totaled $544.0 million at September 30, 2011 compared to $64.9 million at December 31, 2010. Nearly all of the restricted cash consists of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements.

We are a highly leveraged company and a significant amount of our liquidity needs are for debt service. As of September 30, 2011, we had $19,620.6 million book value of indebtedness outstanding and cash paid for interest for the nine months ended September 30, 2011 was $1,071.0 million.

Our operating cash inflows are used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. From time to time, we retire portions of our outstanding debt through open market purchases, privately negotiated transactions or otherwise, using available cash on hand or established debt programs.

In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At September 30, 2011, our additional borrowing capacity under the credit facility was $1,080.2 million.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein will be sufficient to meet our normal operating requirements during the next twelve months and to fund capital expenditures. We may consider issuing additional debt, or equity, in the future to refinance existing debt or to finance specific capital projects.

We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. Any such actions could negatively impact our competitive position and revenue generation. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements, and if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Capital Resources

A substantial portion of the financing of the Company is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars Entertainment’s other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure $5,031.5 million face value of commercial mortgage-backed securities (“CMBS”). Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 of this 10-Q.

Please refer to Note 5, “Debt” in Item 1 of this 10-Q (“Note 5”) for details on our debt outstanding. This detail includes, among other things, a table presenting details on our individual borrowings outstanding as of September 30, 2011 and December 31, 2010, changes in our debt outstanding and certain changes in the terms of existing debt for the nine months ended September 30, 2011. Note 5 also includes details on interest and fees, restrictive covenants related to certain of our borrowings and the use of interest rate swap and interest rate cap derivatives to manage the mix of our debt between fixed and variable rate instruments.

Assuming extensions permitted under the CMBS Financing and the PHW Las Vegas senior secured loan discussed in Note 5, the majority of our debt is due in 2015 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, joint venture partners or, if necessary, additional debt offerings.

As described in detail in Note 5, certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

We believe we are in compliance with CEOC’s Credit Facilities and indentures, including the Senior Secured Leverage Ratio, as of September 30, 2011. If our LTM Adjusted EBITDA – Pro Forma were to decline significantly from the level achieved at September 30, 2011, it could cause us to exceed the Senior Secured Leverage Ratio and could be an Event of Default under CEOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the Senior Secured Leverage Ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our Credit Facilities allow us to apply cash contributions received by CEOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The management agreement between us and the Eastern Band of Cherokee Indians has been amended as further described in Note 11, “Commitments and Contingent Liabilities”.

Other than the item mentioned above, as of September 30, 2011, there had been no material changes outside the ordinary course of business to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our 2010 10-K.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of the Company’s significant indebtedness;

•	the impact, if any, of unfunded pension benefits under the multi-employer pension plans;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

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

•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same store sales or hotel sales;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents, severe weather conditions, political uprisings or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds;

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, the ongoing downturn in the gaming industry, or any other factor; and

•	the effects of competition, including locations of competitors and operating and market competition.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $19,620.6 million of total debt at September 30, 2011, $8,149.2 million is subject to variable interest rates. To manage our interest rate risk, we have entered into interest rate swap agreements with respect to LIBOR borrowings for a notional amount of $5,750.0 million of this variable rate debt, all of which fix the floating rates of interest to fixed rates. In addition to the swap agreements, we entered into an interest rate cap agreement for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5 percent and an interest rate cap agreement for a notional amount of $554.3 million at a LIBOR cap rate of 5.0 percent. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $71.7 million. At September 30, 2011, the weighted average USD LIBOR rate was 0.262 percent. A hypothetical reduction of this rate to 0 percent would decrease interest expense for the next twelve months by approximately $18.8 million.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the quarter and nine months ended September 30, 2011. Our only material ownership interests in businesses in foreign countries are London Clubs, Macau Orient Golf and an approximate 95.0 percent ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation dated November 22, 2010 (Incorporated by reference to the exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.2	Bylaws of Caesars Entertainment Corporation, as amended on November 22, 2010 (Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.3	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.5	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010 (Incorporated by reference to the exhibit 3.3 to the Company’s Current Report on Form 8-K filed November 24, 2010)

3.6	Bylaws of Harrah’s Operating Company, Inc., as amended. (Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-4 filed October 29, 2008.)

4.1	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Park Place Entertainment Corporation, File No. 333-104829, filed April 29, 2003.)

4.2	First Supplemental Indenture, dated as of June 13, 2005, to Indenture, dated as of April 11, 2003, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.3	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.4	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

4.5	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed August 2, 2005.)

4.6	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Registration Statement on Form S-3/A of Harrah’s Entertainment, Inc., File No. 333-127210, filed September 19, 2005.)

4.7	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

Exhibit Number	Exhibit Description

4.8	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed January 28, 2008)

4.9	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed June 3, 2005.)

4.10	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Registration Statement on Form S-4 of Harrah’s Entertainment, Inc., File No. 333-127840, filed August 25, 2005.)

4.11	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.12	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed October 3, 2005.)

4.13	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.14	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 14, 2006.)

4.15	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed February 4, 2008.)

4.16	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.17	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

4.18	Third Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 30, 2009.)

4.19	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.20	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Exhibit Description

4.21	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4/A, filed December 24, 2008.)

4.22	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.23	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

4.24	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed December 30, 2008.)

4.25	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

4.26	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.27	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.28	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 17, 2009.)

4.29	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

4.30	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

4.31	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.32	Registration Rights Agreement, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc, as representatives of the initial purchasers. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 22, 2010.)

4.33	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.34	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

4.35	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

4.36	Joinder to Registration Rights Agreement, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed June 11, 2009.)

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed September 29, 2009.)

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed April 20, 2009.)

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement. (Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K/A filed June 11, 2009.)

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 17, 2009.) (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 15, 2009.)

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009). (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed September 17, 2009.)

10.14	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.15	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed February 25, 2010.)

†10.16	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

†10.17	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed February 7, 2008.)

†10.18	Form of Employment Agreement between Harrah’s Operating Company, Inc. and Jonathan S. Halkyard, Thomas M. Jenkin and John W. R. Payne. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 11, 2008.)

10.19	Summary Plan Description of Executive Term Life Insurance Plan. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

†10.20	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed December 15, 2008.)

10.21	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

10.22	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989.)

10.23	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

Exhibit Number	Exhibit Description

10.24	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed June 15, 1995.)

10.25	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.26	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 10, 1998, File No. 1-10410.)

10.27	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.28	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

†10.29	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.30	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

†10.31	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.32	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.33	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.34	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.35	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007. (Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

†10.36	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed February 13, 2009.)

†10.37	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.38	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.39	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

Exhibit Number	Exhibit Description

†10.40	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams. (Incorporated by reference to the exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

†10.41	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Gary W. Loveman, Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne, and Peter E. Murphy. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

10.42	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.).

10.43	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed May 24, 2010.)

10.44	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.45	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K, filed June 7, 2010.)

10.46	Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah’s Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.47	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah’s Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.48	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah’s Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.49	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah’s Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.50	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah’s Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.51	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah’s Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.52	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah’s Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.53	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah’s Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.54	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah’s Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.55	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah’s Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.56	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah’s Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.57	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.58	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.59	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.60	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

Exhibit Number	Exhibit Description

10.61	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.62	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.63	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.64	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.65	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.66	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.67	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

10.68	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)

†10.69	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers. (Incorporated by reference to the exhibit to the Company’s Registration Statement filed November 16, 2010).

10.70	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010 (Incorporated by reference to the exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010)

10.71	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010 (Incorporated by reference to the exhibit 10.2 to the Company’s Current Report on From 8-K filed November 24, 2010)

10.72	Registration Rights Agreement, dated as of November 23, 2010, by and between Caesars Entertainment Corporation and Paulson & Co. Inc., on behalf of the several investment funds and accounts managed by it (Incorporated by reference to the exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 24, 2010)

10.73	Financial Counseling Plan of Harrah’s Entertainment, Inc., as amended June 1996. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

Exhibit Number	Exhibit Description

10.74	Credit Agreement dated as of April 25, 2011 among Caesars Entertainment Corporation, Caesars Octavius, LLC, Caesars Linq, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 27, 2011).

10.75	Completion Guarantee dated as of April 25, 2011 by Caesars Entertainment Corporation in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 27, 2011).

10.76	Disbursement Agreement dated as of April 25, 2011 between Caesars Linq, LLC, Caesars Octavius, LLC, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed April 27, 2011).

10.77	Amendment Agreement dated as of May 16, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K/A filed May 23, 2011).

†10.78	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on July 8, 2011. (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed July 12, 2011).

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003. (Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003.)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2011.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2011.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2011.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2011.

*99.1	Supplemental Discussion of Pro Forma Caesars Entertainment Operating Company, Inc. Financial Results

*99.2	Supplemental Discussion of Caesars Commercial Mortgage-Backed Securities Related Properties Financial Results

**101	The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Cash Flows (iv) Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Loss (v) Notes to Consolidated Condensed Financial Statements.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

November 10, 2011	By:	/S/ DIANE E. WILFONG
Diane E. Wilfong Vice President, Controller and Chief Accounting Officer