Form 10-K
period 2011-12-31
CAESARS ENTERTAINMENT Corp
filed 2012-03-15
CIK 858339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10410

CAESARS ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	62-1411755
(State of incorporation)	(I.R.S. Employer Identification No.)

One Caesars Palace Drive, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(702) 407-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was $468.8 million.

As of March 9, 2012, the registrant had 125,297,197 shares of Common Stock outstanding.

CAESARS ENTERTAINMENT CORPORATION

We have proprietary rights to a number of trademarks used in this Form 10-K that are important to our business, including, without limitation, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, World Series of Poker, Horseshoe, Paris Las Vegas, Flamingo Las Vegas, and Bally’s Las Vegas. We have omitted the ® and ™ trademark designations for such trademarks named in this Form 10-K.

PART I

ITEM 1.	Business

Overview

Caesars Entertainment Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Caesars,” “Caesars Entertainment,” the “Company,” “we,” “our” and “us”), a Delaware corporation, is the world’s most diversified casino-entertainment provider and the most geographically diverse U.S. casino-entertainment company. Our business is primarily conducted through a wholly-owned subsidiary, Caesars Entertainment Operating Company, Inc. (“CEOC”) although certain material properties are not owned by CEOC. As of December 31, 2011, we owned, operated, or managed, through various subsidiaries, 52 casinos in 12 U.S. states and seven countries. The majority of these casinos operate in the United States and England. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars, and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Canada, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt, and one in South Africa. As of December 31, 2011, our facilities had an aggregate of approximately three million square feet of gaming space and approximately 43,000 hotel rooms. Our industry-leading customer loyalty program, Total Rewards, has over 40 million members. We use the Total Rewards system to market promotions and to generate customer play across our network of properties. In addition, we own an online gaming business, providing for real money casino, bingo, and poker games in the United Kingdom, alliances with online gaming providers in Italy and France, “play for fun” offerings in other jurisdictions, social games on Facebook and other social media websites, and mobile application platforms. We also own and operate the World Series of Poker tournament and brand.

We were incorporated on November 2, 1989 in Delaware and operated under predecessor companies prior to such date. Our principal executive offices are located at One Caesars Palace Drive, Las Vegas, Nevada 89109, telephone (702) 407-6000.

On January 28, 2008, Caesars was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital, LP (together with such affiliates, “TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction, hereinafter referred to as the “Acquisition,” valued at approximately $30.7 billion, including the assumption of $12.4 billion of debt, and the incurrence of approximately $1.0 billion of acquisition costs. Subsequent to the Acquisition, our stock was no longer publicly traded.

Effective February 8, 2012, as the result of our public offering, our common stock trades on the NASDAQ Global Select Market under the symbol “CZR.” In connection with the public offering, the Company effected a 1.742-for-one split of its common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split.

Description of Business

We have established a rich history of industry-leading growth and expansion since we commenced casino operations in 1937. We own or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants, and non-gaming entertainment facilities. The descriptions below are as of December 31, 2011, except where otherwise noted.

In southern Nevada, Harrah’s Las Vegas, Rio All-Suite Hotel & Casino, Caesars Palace, Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood Resort and Casino, Imperial Palace Hotel & Casino, Bill’s Gamblin’ Hall & Saloon, and Hot Spot Oasis are located in Las Vegas and draw customers from throughout the United States. Harrah’s Laughlin is located near both the Arizona and California borders and draws customers primarily from the southern California and Phoenix metropolitan areas and, to a lesser extent, from throughout the U.S. via charter aircraft.

In northern Nevada, Harrah’s Lake Tahoe and Harveys Resort & Casino are located near Lake Tahoe and Harrah’s Reno is located in downtown Reno. These facilities draw customers primarily from northern California, the Pacific Northwest, and Canada.

Our Atlantic City casinos, Harrah’s Resort Atlantic City, Showboat Atlantic City, Caesars Atlantic City, and Bally’s Atlantic City, draw customers primarily from the Philadelphia metropolitan area, New York, and New Jersey.

Harrah’s Chester is a combination harness racetrack and casino located approximately six miles south of Philadelphia International Airport and draws customers primarily from the Philadelphia metropolitan area and Delaware. At December 31, 2011, we had a 95% ownership interest in and manage this property. In February 2012, we purchased an additional 4.5% interest, bringing our total ownership interest in this property to 99.5%.

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

On the Mississippi gulf coast, we own the Grand Casino Biloxi, located in Biloxi, Mississippi, which caters to customers in southern Mississippi, southern Alabama, and northern Florida.

Harrah’s North Kansas City and Harrah’s St. Louis, both dockside casinos, draw customers from the Kansas City and St. Louis metropolitan areas, respectively. Harrah’s Metropolis is a dockside casino located in Metropolis, Illinois, on the Ohio River, drawing customers from southern Illinois, western Kentucky, and central Tennessee.

Horseshoe Tunica, Harrah’s Tunica, and Tunica Roadhouse Hotel & Casino, dockside casino complexes located in Tunica, Mississippi, are approximately 30 miles from Memphis, Tennessee and draw customers primarily from the Memphis area and, to a lesser extent, from throughout the U.S. via charter aircraft.

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

Caesars Windsor, located in Windsor, Ontario, draws customers primarily from the Detroit metropolitan area. We have a 50% ownership interest in a company that manages Caesars Windsor. The Conrad Resort & Casino located in Punta Del Este, Uruguay, draws customers primarily from Argentina and Uruguay.

We own four casinos in London: the Sportsman, the Golden Nugget, The Playboy Club London (formerly known as the Rendezvous), and The Casino at the Empire. Our casinos in London draw customers primarily from the London metropolitan area as well as international visitors. We also own Alea Nottingham, Alea Glasgow, Alea Leeds, Manchester235, Rendezvous Brighton, and Rendezvous Southend-on-Sea in the provinces of the United Kingdom, which primarily draw customers from their local areas. Pursuant to a concession agreement, we also operate two casinos in Cairo, Egypt, The London Club Cairo (which is located at the Ramses Hilton) and Caesars Cairo (which is located at the Four Seasons Cairo), which draw customers primarily from other countries in the Middle East. Emerald Safari, located in the province of Gauteng in South Africa, draws customers primarily from South Africa.

We also earn fees through our management of three casinos for Indian tribes:

•

Harrah’s Phoenix Ak-Chin, located near Phoenix, Arizona, which we manage for the Ak-Chin Indian Community under a management agreement that expires in December 2014. Harrah’s Phoenix Ak-Chin draws customers from the Phoenix metropolitan area;

•

Harrah’s Cherokee Casino and Hotel, which we manage for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina under a management contract that expires in November 2018. Harrah’s Cherokee draws customers from eastern Tennessee, western North Carolina, northern Georgia and South Carolina;

•

Harrah’s Rincon Casino and Resort, located near San Diego, California, which we manage for the Rincon San Luiseno Band of Mission Indians under a management agreement that expires in November 2013. Harrah’s Rincon draws customers from the San Diego metropolitan area and Orange County, California; and

•

We own and operate Bluegrass Downs, a harness racetrack located in Paducah, Kentucky, and we own a one-half interest in Turfway Park LLC, which is the owner of the Turfway Park thoroughbred racetrack in Boone County, Kentucky. Turfway Park LLC owns a minority interest in Kentucky Downs LLC, which is the owner of the Kentucky Downs racetrack located in Simpson County, Kentucky.

We also own and operate Thistledown Racetrack, a thoroughbred racing facility, located near Cleveland, Ohio.

In December 2010, we formed a joint venture, Rock Ohio Caesars LLC, with Rock Gaming, LLC (“Rock Gaming”), to pursue casino developments in Cincinnati and Cleveland. We have a minority investment in the venture and will manage the two casinos, Horseshoe Cleveland and Horseshoe Cincinnati, being developed by the venture, which are expected to open in May 2012 and the second quarter of 2013, respectively. As part of our investment, we agreed to contribute Thistledown Racetrack to the venture, subject to certain conditions.

In March 2011, we acquired an interest in Sterling Suffolk Racecourse, LLC, which owns a horse-racing track in Boston, Massachusetts, along with an option to purchase additional interests and the right to manage a potential future gaming facility.

In May 2011, Caesars Interactive Entertainment Israel, Ltd. (“CIEI”), a subsidiary of Caesars Interactive Entertainment, Inc., which is a majority-owned subsidiary of Caesars Entertainment, acquired 51% of the voting equity interests of Playtika Ltd. (“Playtika”), a social games developer based in Israel. In December 2011, we purchased the remaining outstanding shares of Playtika.

In September 2011, we filed an application with the State of Maryland for the license to operate a video lottery terminal (“VLT”) facility in the City of Baltimore. The application was filed on behalf of a venture that includes Caesars Entertainment as the lead investor and facility manager, Rock Gaming, LLC, CVPR Gaming Holdings, LLC, and The Stronach Group.

We also operate the World Series of Poker tournaments, and we license trademarks for a variety of products and businesses related to this brand. We also offer real money online gaming in the United Kingdom under the WSOP and Caesars brands, as well as alliances with online poker providers in France and Italy. In addition, we offer online “play for fun” casino genre games to residents globally online, through Facebook and other social networks, and on iOS and Android mobile devices. Going forward, we intend to offer real money gaming in jurisdictions where it is legal.

We also own Caesars Golf Macau which operates a golf course on 175 acres of prime real estate through a land concession on the Cotai strip in Macau.

Additional information about our casino entertainment properties is set forth below in Item 2, “Properties.”

Sales and Marketing

We believe that our North American distribution system of casino entertainment provides us the ability to capture a disproportionate share of our customers’ entertainment wallet when they travel among markets, which is core to our cross-market strategy. In addition, we have several multi-property markets like Las Vegas, Atlantic City, and Tunica, and we have seen increased revenue from customers visiting multiple properties in the same market. We believe our industry-leading customer loyalty program, Total Rewards, in conjunction with this distribution system, allows us to capture a growing share of our customers’ entertainment budget and compete more effectively.

Our Total Rewards program is structured in tiers, providing customers an incentive to consolidate their entertainment spend at our casinos. Total Rewards customers are able to earn Reward Credits at essentially all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses including gaming, hotel, dining, and retail shopping. Total Rewards members can also redeem Reward Credits for on-property amenities or other off-property items such as merchandise, gift cards, and travel. Depending on their level of play with us in a calendar year, customers earn status within the Total Rewards program, designated as Gold, Platinum, Diamond, or Seven Stars customers, each with increasing sets of benefits. Separately, customers are provided promotional offers and rewards based on the ways that they choose to engage with us. These benefits encourage new customers to join Total Rewards and provide existing customers an incentive to consolidate their play at our casinos.

We have developed a database containing information about our customers, aspects of their casino gaming play, and their preferred spending choices outside of gaming. We use this information for marketing promotions, including through direct mail campaigns, the use of electronic mail, our website, mobile devices, social media, and interactive slot machines.

Patents and Trademarks

The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent or combination of several of our patents or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks, and trade secret laws. We file applications for and obtain patents, copyrights, and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We currently have 31 active US cases (27 issued patents, 4 pending) and 7 active foreign cases (5 issued patents, 2 pending). The U.S. cases have patent terms that variously expire between 2012 and 2030.

We have not applied for patents or the registration of all of our technology or trademarks, as the case may be, and may not be successful in obtaining the patents and trademarks for which we have applied. Despite our efforts to protect our proprietary rights, parties may infringe our patents and use information that we regard as proprietary, and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others may be able independently to develop substantially equivalent intellectual property.

We hold the following trademarks used in this document: Harrah’s, Caesars, Grand Biloxi, Bally’s, Flamingo, Paris, Caesars Palace, Rio, Showboat, Bill’s, Harveys, Total Rewards, Bluffs Run, Louisiana Downs, Reward Credits, Horseshoe, Seven Stars, Tunica Roadhouse and World Series of Poker. Trademark rights are perpetual provided that the mark remains in use by us. In addition, we hold trademark licenses for Planet Hollywood used in connection with the Planet Hollywood Resort & Casino in Las Vegas, NV, which will expire on February 19, 2045, and for Imperial Palace used in connection with the Imperial Palace Las Vegas hotel and casino, which will expire on December 23, 2012. We consider all of these marks, and the associated name recognition, to be valuable to our business.

Competition

We own, operate or manage land-based, dockside, riverboat, and Indian casino facilities in most U.S. casino entertainment jurisdictions. We also own, operate, or manage properties in Canada, the United Kingdom, South Africa, Egypt, and Uruguay. We compete with numerous casinos and casino hotels of varying quality and size in the market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity.

In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

In recent years competition in existing markets has intensified. Many casino operators, including us, have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets, such as our acquisition of Caesars Entertainment, Inc. in 2005 and Planet Hollywood in 2010, our renovated and expanded facility in Hammond, Indiana, and our expansion at Caesars Palace in Las Vegas. This expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition can be expected to continue.

The expansion of casino entertainment into new markets presents competitive issues for us which have had a negative impact on our financial results. In particular, our businesses have been adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, New York, Connecticut, Pennsylvania, Mississippi, Missouri, Maryland, Michigan, Indiana, Iowa, Kansas, Illinois, Ohio, Louisiana, Ontario, South Africa, Uruguay, United Kingdom and Egypt. In addition, our operations located in New Jersey and Nevada have been adversely impacted by the expansion of Indian gaming in New York and California, respectively.

The casino entertainment industry is also subject to political and regulatory uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Operating Results” and “—Regional Operating Results.”

2011 Events

Suffolk Downs

In March 2011, we acquired an interest in Sterling Suffolk Racecourse, LLC, which owns a horse-racing track in Massachusetts, along with an option to purchase additional interests and the right to manage a potential future gaming facility.

In November 2011, Massachusetts enacted a law that would allow three destination casinos and one slot parlor. Three regions were established for the casinos and the Commission is authorized to issue one casino license in each of these regions: Zone A–Suffolk/Middlesex/Essex/Worcester/Norfolk counties; Zone B–Hampshire/Hampden/Franklin/Berkshire counties; and Zone C–Bristol/Plymouth/Nantucket/Dukes/Barnstable counties. The law also allows for a single slot parlor license to be competitively bid. A gaming commission will be established under the law and establish a bid process for the gaming licenses.

Acquisition of Playtika Ltd

In May 2011, CIEI, a subsidiary of Caesars Interactive Entertainment, Inc., which is a majority-owned subsidiary of Caesars Entertainment, acquired 51% of the voting equity interests of Playtika. In December 2011, we purchased the remaining 49% of Playtika.

Baltimore, Maryland

In September 2011, we filed an application with the State of Maryland for the license to operate a video lottery terminal (“VLT”) facility in the City of Baltimore. The application was filed on behalf of a venture that includes Caesars Entertainment as the lead investor and facility manager, Rock Gaming, LLC, CVPR Gaming Holdings, LLC, and The Stronach Group.

Octavius and Linq Projects

In April 2011, the Company, together with certain indirect wholly-owned subsidiaries of CEOC (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) pursuant to which the Borrowers incurred financing to complete the development of the Octavius Tower at Caesars Palace Las Vegas and a retail, dining and entertainment corridor located between the Imperial Palace Hotel and Casino and the Flamingo Las Vegas on the Las Vegas strip (“Project Linq”). The Credit Agreement provides for a $450.0 million senior secured term facility (the “Term Facility”) with a six-year maturity, which is secured by all material assets of the Borrowers.

Amendment to CEOC Financing

In May 2011, CEOC amended its Credit Facilities to, among other things: (i) allow CEOC to buy back loans from individual lenders at negotiated prices at any time, which may be less than par, (ii) allow CEOC to extend the maturity of term loans or revolving commitments, as applicable, and for CEOC to otherwise modify the terms of loans or revolving commitments in connection with such an extension, and (iii) modify certain other provisions of the credit facilities. CEOC also extended its Credit Facilities by (i) converting $799.4 million of B-1, B-2 and B-3 term loans held by consenting lenders to B-5 term loans with an extended maturity date of January 28, 2018 and a higher interest rate with respect to such extended term loans (the “Extended Term Loans”) and (ii) converting $423.3 million of revolver commitments held by consenting lenders into Extended Term Loans.

Project Renewal

In the fourth quarter of 2010, we embarked on a reorganization we refer to as “Project Renewal.” Under Project Renewal, our management team was challenged to review all of our key decision making procedures and lines of business and to identify the optimum way of structuring them given our breadth and scale of product offerings. As a result of the process, in the third quarter of 2011, we designed a unique shared services organization that will enable more efficient decision making and sharing of best practices. This organization includes business analytics, meetings and conventions, retail, database marketing, VIP marketing, our flight program, and other key areas of our operations. We anticipate that our company will have a permanently lower cost structure and will benefit from greater concentration of specified talent and quicker decision making. To ensure that the impact from Project Renewal is reflected in our financial performance and that each planned initiative is executed, we track our progress centrally and in a detailed fashion. The savings value for each initiative is calculated by predicting the change in the expense level compared to the current expense level under constant business volumes and conditions. See “Risk Factors—Risks Related to our Business—We may not realize any or all of our projected cost savings, which would have the effect of reducing our LTM Adjusted EBITDA—Pro Forma, which would have a negative effect on our results of operations and negatively impact our covenant calculation and could have a negative effect on our stock price.

2012 Events

Chester Bond Offering

In February 2012, Chester Downs issued $330.0 million aggregate principal amount of 9.25% senior secured notes due 2020 through a private placement. Chester Downs used $232.4 million of the proceeds of the notes to repay its existing term loan plus accrued interest and a prepayment penalty. The remaining proceeds were used to make a distribution to Chester Downs’ managing member, Harrah’s Chester Downs Investment Company, LLC, a wholly-owned subsidiary of CEOC, and for other general corporate purposes.

Caesars public offering and stock split

In February 2012, CEC offered 1.8 million shares of its common stock in a public offering (the “Public Offering”), at $9.00 per share. The Company received net proceeds of approximately $15.2 million after taking into account expenses and underwriting commissions and giving effect to the exercise of the underwriters’ overallotment option. Under this option, the Company granted to the underwriters, and the underwriters subsequently exercised, a 30-day option to purchase 271,697 additional shares of its common stock at the initial price less underwriting discounts and commissions. CEC used the net proceeds from the Public Offering for general corporate purposes. As the result of our public offering, our common stock trades on the NASDAQ Global Select Market under the symbol “CZR.” In connection with the public offering, the Company effected a 1.742-for-one split of its common stock.

Co-Investors Transaction

In connection with the Company’s public offering, Caesars and the Sponsors agreed to release the contractual transfer restrictions on the shares of our common stock (the “Released Shares”) beneficially owned by certain indirect stockholders (the “Participating Co-Investors”). The Released Shares comprised 24.2 million shares of our common stock. In consideration for such release, the Participating Co-Investors agreed to direct the contribution to Caesars of a portion of the Released Shares beneficially owned by each Participating Co-Investor, which were sold by Caesars in its public offering in February 2012. Caesars agreed to cause the registration for resale under the Securities Act of 1933, as amended, of the remaining Released Shares not constituting Delivered Shares (the “Registered Shares”) and the listing of the Registered Shares on the NASDAQ Global Select Market. 50% of the Registered Shares were eligible for resale at the time of our equity offering in February 2012, and the Participating Co-Investors agreed not to offer or sell, dispose of or hedge, directly or indirectly, the remaining 50% of the Registered Shares without the permission of the underwriters in our equity offering until 180 days from the pricing of our public offering, subject to certain exceptions and automatic extension in certain circumstances. We refer to the transaction with the Participating Co-Investors as the “Co-Investors Transaction.”

CEOC Bond Offering

In February 2012, Caesars Operating Escrow LLC and Caesars Escrow Corporation, wholly owned subsidiaries of CEOC, completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020, the proceeds of which were placed into escrow. On March 1, 2012, the escrow conditions were satisfied and CEOC assumed the notes. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of its credit facilities in connection with the amendment discussed below.

Amendment to CEOC Credit Facilities

On March 1, 2012, CEOC entered into an amendment to its outstanding senior secured credit agreement, to, among other things, (i) extend the maturity of B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018 and increase the interest rate with respect to such extended term loans (the “Term B-6 Loans”); (ii) convert original maturity revolver commitments held by consenting lenders to Term B-6 Loans and promptly following such conversion, repay Term B-6 Loans held by any consenting lender in an amount equal to 10% of the amount of revolver commitments that such lender elected to convert; (iii) extend the maturity of original maturity revolver commitments held by consenting lenders who elect not to convert their commitments to term loans, from January 28, 2014 to January 28, 2017 and increase the interest rate and the undrawn commitment fee with respect to such extended revolver commitments and upon the effectiveness of such extension, terminate 20% of extended revolver commitments on a pro rata basis; and (iv) modify certain other provisions of the credit facilities. In addition to the foregoing, the CEOC may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.

Governmental Regulation

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules, and regulations of the jurisdiction where it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.3 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

Our businesses are subject to various foreign, federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Employee Relations

We have approximately 70,000 employees through our various subsidiaries. Approximately 28,000 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at certain of our properties. Most of our employees covered by collective bargaining agreements are located at our properties in Las Vegas and Atlantic City. Our collective bargaining agreements with employees located at our Atlantic City properties expire at various times throughout 2014 and 2016 and our collective bargaining agreements with our employees located at our Las Vegas properties expire at various times throughout 2012 and 2013.

Available Information

Our Internet address is www.caesars.com. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available through our website all filings of our executive officers and directors on Forms 3, 4, and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics for Principal Officers is available on our website under the “Investor Relations” link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Caesars Entertainment Corporation, Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

ITEM 1A.	Risk Factors

If we are unable to effectively compete against our competitors, our profits will decline.

The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing, and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market that we participate may have substantially greater financial, marketing, and other resources than we do, and there can be no assurance that they will not, in the future, engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot assure you that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations, and cash flow.

In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009 in Las Vegas. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, New York, Connecticut, Pennsylvania, Mississippi, Missouri, Maryland, Michigan, Indiana, Iowa, Kansas, Illinois, Ohio, Louisiana, Ontario, South Africa, Uruguay, United Kingdom, Egypt, and/or other projects not yet announced which may be competitive in the other markets where we operate or intend to operate. Several states, such as Kentucky, Texas and Indian tribes are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions. In addition, our operations located in New Jersey and Nevada may be adversely impacted by the expansion of Indian gaming in New York and California, respectively.

The recent downturn in the national economy, the volatility and disruption of the capital and credit markets, and adverse changes in the global economy could negatively impact our financial performance and our ability to access financing.

The severe economic downturn over the past few years and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction such as recently experienced, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. For example, key determinants of our revenues and operating performance include hotel Average Daily Rate (“ADR”), number of gaming trips and average spend per trip by our customers. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as a result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition and results of operations. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition, and results of operations.

We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, revenues and income from operations were negatively impacted during July 2006 in Atlantic City by a three-day government-imposed casino shutdown. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. For example, in Iowa, our ability to continue our gaming operations is subject to a referendum every eight years or at any time upon petition of the voters in the county in which we operate; the most recent referendum which approved our ability to continue to operate our casinos occurred in November 2010. There can be no assurance that continued gaming activity will be approved in any referendum in the future. If we do not obtain the requisite approval in any future referendum, we will not be able to operate our gaming operations in Iowa, which would negatively impact our future performance.

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

The acquisition, development and construction of new hotels, casinos and gaming and non-gaming venues and the expansion of existing ones could have an adverse effect on our business, financial condition and results of operations due to various factors including delays, cost overruns and other uncertainties.

We intend to develop, construct and open or acquire new hotels, casinos and other gaming venues, as well as develop and manage non-gaming venues, in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third party debt, the incurrence of contingent liabilities and an increase in depreciation and amortization expense , which could have an adverse effect upon our business, financial condition and results of operations. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our recent expansion at Caesars Palace in Las Vegas, as well as the development and construction of non-gaming venues such as Project Linq in Las Vegas and Caesars Palace Longmu Bay, are susceptible to various risks and uncertainties, such as:

•	the existence of acceptable market conditions and demand for the completed project;

•

general construction risks, including cost overruns, change orders and plan or specification modification, shortages of equipment, materials or skilled labor, labor disputes, unforeseen environmental, engineering or geological problems, work stoppages, fire and other natural disasters, construction scheduling problems, and weather interferences;

•	changes and concessions required by governmental or regulatory authorities;

•	the ability to finance the projects, especially in light of our substantial indebtedness;

•	delays in obtaining, or inability to obtain, all licenses, permits and authorizations required to complete and/or operate the project; and

•	disruption of our existing operations and facilities.

Moreover, our development and expansion projects are sometimes jointly pursued with third parties or by licensing our brands to third parties. These joint development, expansion projects or license agreements are subject to risks, in addition to those disclosed above, as they are dependent on our ability to reach and maintain agreements with third parties. For example, we made a bid with Rock Gaming LLC and other local investors for a video lottery terminal facility in Baltimore, Maryland and we can give no assurances that the bid will be awarded to us, that we will reach definitive agreements with the other parties that comprise the bid, or that the development project will be undertaken.

Our failure to complete any new development or expansion project, or consummate any joint development, expansion projects or projects where we license our brands, as planned, on schedule, within budget or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition and results of operations.

We may sell different properties as a result of our evaluation of our portfolio of businesses. Such divestitures would affect our costs, revenues, profitability and financial position.

From time to time, we evaluate our properties and may, as a result, sell or attempt to sell different properties. These divestitures affect our costs, revenues, profitability and financial position.

Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts. Expected costs savings, which are offset by revenue losses from divested properties, may also be difficult to achieve or maximize due to our fixed cost structure.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits.

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. Each year, we perform a preliminary annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30. In the fourth quarter of each year, we update our preliminary assessment once we finalize our long-term operating plan and certain other assumptions, however, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements. In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs.

We are dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in significant write-downs and impairment charges during the years ended December 31, 2010 and 2009, and during the period from January 28, 2008 through December 31, 2008, and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.

Acts of terrorism and war, natural disasters and severe weather may negatively impact our future profits.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of our customers for our properties in Las Vegas use air travel. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington, D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, other countries throughout the world will continue to directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt were negatively affected from the uprising there in January 2011. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially under insured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills could also adversely impact our business and operating results. For example, four of our properties were closed for an extended period of time due to the damage sustained from Hurricanes Katrina and Rita in August and September 2005, respectively. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted. Seven of our properties were closed during the first half of 2011 due to flooding and severe weather conditions. Additionally, in August 2011, our casinos in Atlantic City were closed during a busy summer weekend due to Hurricane Irene.

In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we will receive no proceeds from insurance, such as our August 2011 closing in Atlantic City.

Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position.

As our operations depend in part on our customers’ ability to travel, severe or inclement weather can also have a negative impact on our results of operations.

Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.

We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel, and transportation costs.

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

We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a withdrawal by us, which we consider from time to time, or a mass withdrawal or insolvency of contributing employers, we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. Any termination of a multi-employer plan, or mass withdrawal or insolvency of contributing employers, could require us to contribute an amount under a plan of rehabilitation or surcharge assessment that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

We extend credit to a portion of our customers and we may not be able to collect gaming receivables from our credit players.

We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis and judgments in such jurisdictions on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

We may not realize all of the anticipated benefits of current or potential future acquisitions.

Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the businesses of such acquired company with our businesses. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies, including our recent acquisitions of Planet Hollywood in Las Vegas and Thistledown Racetrack in Cleveland, Ohio, include, among others:

•	coordinating marketing functions;

•	undisclosed liabilities;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We may be unable to realize in whole or in part the benefits anticipated for any current or future acquisitions.

We may not realize any or all of our projected cost savings, which would have the effect of reducing our LTM Adjusted EBITDA, which would have a negative effect on our results of operations and negatively impact our covenant calculation and could have a negative effect on our stock price.

Beginning in the third quarter of 2008, we initiated a company-wide cost savings plan in an effort to align our expenses with current revenue levels. In addition, we embarked on Project Renewal in the fourth quarter of 2010 to identify the optimum way of structuring our business given our breadth and scale of product offerings. While these efforts have allowed us to realize substantial savings since we initiated our cost savings plan, our continued reduction efforts may fail to achieve similar or continued savings. Although we believe, as of December 31, 2011, once fully implemented, these cost savings programs will produce additional estimated annual cost savings of $198.3 million, we may not realize some or all of these projected savings without impacting our revenues. Our cost savings plans are intended to increase our effectiveness and efficiency in our operations without impacting our revenues and margins. Our cost savings plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual savings may differ materially from what we anticipate. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. In addition, our expected savings from procurement of goods may be affected by unexpected increases in the cost of raw materials. Furthermore, because we use our projected yet-to-be realized cost savings as a pro forma adjustment to calculate our LTM Adjusted EBITDA—Pro Forma—CEOC Restricted, our actual LTM Adjusted EBITDA would be reduced to the extent of the cost savings we do not achieve.

We may be required to pay our future tax obligation on our deferred cancellation of debt income.

Under the American Recovery and Reinvestment Act of 2009, or the ARRA, we will receive temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $3.6 billion for tax purposes (net of Original Issue Discount (“OID”) interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. To the extent that our federal taxable income exceeds our available federal net operating loss carry forwards in those years, we will have a cash tax obligation. Our tax obligations related to CODI could be substantial and could materially and adversely affect our cash flows as a result of tax payments. For more information on the debt that we reacquired in 2009 and 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Other Factors Affecting Net Income.”

The risks associated with our international operations could reduce our profits.

Some of our properties are located outside the United States, and our 2006 acquisition of London Clubs has increased the percentage of our revenue derived from operations outside the United States. International operations are subject to inherent risks including:

•	political and economic instability;

•	variation in local economies;

•	currency fluctuation;

•	greater difficulty in accounts receivable collection;

•	trade barriers; and

•	burden of complying with a variety of international laws.

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

Hamlet Holdings, the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors, beneficially owns approximately 69.9% of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares. As a result, the Sponsors have the power to elect all of our directors. Therefore, the Sponsors have the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. The interests of the Sponsors could conflict with or differ from the interests of other holders of our common stock. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Additionally, the Sponsors are in the business of making or advising on investments in companies it holds, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with the Sponsors or their co-investors could cause our stock price to decline. So long as Hamlet Holdings continues to hold the irrevocable proxy, they will continue to be able to strongly influence or effectively control our decisions.

In addition, we have an executive committee that serves at the discretion of our Board and is authorized to take such actions as it reasonably determines appropriate. Currently, the executive committee may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee. See “Directors, Executive Officers and Corporate Governance—Executive Committee” for a further discussion.

Use of the “Caesars” brand name, or any of our other brands, by entities other than us could damage the brands and our operations and adversely affect our business and results of operations.

Our “Caesars” brand remains the most recognized casino brand in the world and our operations benefit from the global recognition and reputation generated by our brands. Generally and through Caesars Global Life, we are actively pursuing gaming and non-gaming management, branding, and development opportunities in Asia and other parts of the world where our brands and reputation are already well-recognized assets. In September 2011, we announced a management and branding agreement for a non-gaming development, whose equity will be provided by a third party, that will be called Caesars Palace Longmu Bay. In addition, we will continue to expand our World Series of Poker tournaments to international jurisdictions where we believe there is a likelihood of legalization of online gaming, in order to grow the brand’s awareness. In connection with such opportunities, we intend to grant third parties licenses to use our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the “Caesars” and the “World Series of Poker” brand names, or any of our other brands, by third parties outside of our exclusive control.

Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.

The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. For example, we own and operate the World Series of Poker tournaments, and we license trademarks for a variety of products and businesses related to this brand. While our business as a whole is not substantially dependent on any one trademark or combination of several of our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. We file applications for and obtain patents, copyrights and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and use information that we regard as proprietary and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resource. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.

We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or Company policies governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our resorts could have a negative effect on our results of operations.

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

Our senior secured credit facilities, the CMBS mortgage loan and/or related mezzanine loans the (“CMBS Loans”), the indentures governing most of our existing notes, the senior secured loans related to the development of Octavius Tower at Caesars Palace Las Vegas and Project Linq, the senior secured loan of PHW Las Vegas, LLC and the senior secured notes of Chester Downs contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

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

We have pledged and will pledge a significant portion of our assets as collateral under our senior secured credit facilities, our CMBS Loans, our first lien notes, our second lien notes, the senior secured loan of PHW Las Vegas, LLC, or PHW Las Vegas, the senior secured loan related to the development of the Octavius Tower at Caesars Palace Las Vegas, the Octavius Tower or Project Octavius, and a retail, dining and entertainment corridor located between the Imperial Palace Hotel and Casino and the Flamingo Las Vegas on the Las Vegas strip, or Project Linq, or the senior secured notes of Chester Downs. If any of these lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Under our senior secured credit facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our senior secured credit facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other indebtedness, the lenders thereunder:

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

We are a highly leveraged company. As of December 31, 2011, we had $22,657.9 million face value of outstanding indebtedness and our current debt service obligation for the next 12 months is $1,693.0 million, which includes required interest payments of $1,647.7 million. As of December 31, 2011, CEOC had $19,088.5 million face value of outstanding indebtedness including $1,462.1 million owed to Caesars Entertainment, and CEOC’s debt service obligation for the next 12 months is $1,606.5 million, which includes required interest payments of $1,561.2 million.

In February 2012, subsidiaries of CEOC completed the offering of $1,250.0 million in first lien notes, and used the majority of the proceeds to pay down certain Term Loans. Also in February 2012, Chester Downs issued $330.0 million in bonds, using a majority of the proceeds to pay off its senior secured loans. In addition, on March 1, 2012, CEOC’s credit agreement was amended to create a new tranche of term loan due in 2018 and to revise interest rates on certain tranches of term loans outstanding. The full terms of these transactions are described in Note 22, “Subsequent Events,” to the consolidated financial statements included in Item 8 of this report. Had these transactions occurred on December 31, 2011, we would have had $22,983.4 million face value of outstanding indebtedness and our current debt service obligation for the next 12 months would be $1,764.8 million, which includes required interest payments of $1,741.3 million. As of December 31, 2011, CEOC would have had $19,414.0 million face value of outstanding indebtedness including $1,462.1 million owed to Caesars Entertainment, and CEOC’s debt service obligation for the next 12 months would be $1,678.3 million, which includes required interest payments of $1,654.8 million.

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

For example, as of December 31, 2011, we had $938.2 million available for additional borrowing under our senior secured revolving credit facility after giving effect to $113.5 million in outstanding letters of credit thereunder, all of which would be secured. None of our existing indebtedness limits the amount of debt that may be incurred by Caesars Entertainment. Our senior secured credit facilities allow for one or more future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the senior secured credit facilities and our first lien notes. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis, as well as development opportunities.

We may be unable to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful. If we are unable to satisfy or refinance our debt obligations as they come due, we cannot assure you that your investment in our company will retain any value.

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

We may be unable to generate sufficient cash flow from operations, or unable to draw under our senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. As of December 31, 2011, $11.1 billion face value of our indebtedness is scheduled to mature in 2015 (assuming the extension options with respect to the CMBS Financing and PHW Las Vegas senior secured loan are exercised), representing 49% of the total face value of our debt. In March 2012 we extended the maturity of $2.7 billion face value of debt from 2015 to 2018. For a discussion of our debt maturities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital

Resources-Guarantees of Third-Party Debt and Other Obligations and Commitments-Contractual Obligations.” We do not expect that our cash flow from operations will be sufficient to repay this indebtedness, and we will have to seek a refinancing. We cannot predict at this time whether we will be able to secure any such refinancing, even if market conditions and our financial condition improve between now and then. The market for CMBS financings has substantially decreased since we raised the CMBS financing and it is uncertain whether we will be able to refinance the entire outstanding principal amount of our indebtedness that will be due in 2015, including the CMBS Financing. Even if refinancing alternatives were available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced. In addition, the terms of existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time. In the absence of such operating results and resources, we would face substantial liquidity problems and would likely be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. We could also be required to reorganize our Company in its entirety. Neither the Sponsors nor any of their respective affiliates has any continuing obligation to provide us with debt or equity financing. Even if we are able to refinance our debt, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the interest rates on our first and second lien notes are substantially higher than the interest rates under our senior secured credit facility. If we are unable to service our debt obligations generally, and if we are unable to refinance our debt obligations that mature in 2015 or thereafter, we cannot assure you that our company will continue in its current state or that your investment in our company will retain any value.

An active trading market for our common stock may not develop.

Prior to our listing in February 2012, there has not been a public market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. Our shares may be less liquid than the shares of other newly public companies and there may be imbalances between supply and demand for our shares. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, owners of our common stock may have difficulty selling any of our common stock.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.

As of March 9, 2012, there were 125,297,197 shares outstanding all of which are the same class of voting common stock. All of the outstanding shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act, subject to volume limitations, applicable holding period requirements and certain lockup agreements related to certain of our shareholders and management described below or other contractual restrictions. The Sponsors have the ability to cause us to register the resale of its shares, and our management members who hold shares will have the ability to include their shares in such registration.

In connection with the Co-Investors Transaction, we filed a shelf prospectus to register 22,339,143 shares of our common stock for resale on a continuous basis by the Participating Co-Investors, subject to the lockup agreements described herein. We may issue shares of common stock or other securities from time to time as consideration for future acquisitions and investments or for any other reason that our board of directors deems advisable. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future issuances and sales of our common stock or other securities, including future sales by the Sponsors, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares of common stock issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

The price and trading volume of our common stock may fluctuate significantly.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent a holder of our common stock from being able to sell their shares. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team;

•	the expiration of contractual lockup agreements; and

•

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in the gaming, lodging, hospitality and entertainment industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.

Our stockholders are subject to extensive governmental regulation and if a stockholder is found unsuitable by the gaming authority, that stockholder would not be able to beneficially own our common stock directly or indirectly.

In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. For additional information on the criteria used in making determinations regarding suitability, see “Governmental Regulation”

For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission, or the Gaming Commission, may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable shall apply for a finding of suitability within 30 days after the Gaming Commission’s request that he or she should do so and, together with his or her application for suitability, deposit with the Nevada Gaming Control Board, or the Control Board, a sum of money which, in the sole discretion of the Control Board, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the Control Board to pay final costs and charges. Additionally, under Ohio law, an institutional investor, which is broadly defined and includes any corporation that holds any amount of our stock, will be required to apply for and obtain a waiver of suitability determination.

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

Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest. In Indiana, for example, a person may not have an ownership interest in more than two Indiana riverboat owner’s licenses.

Because we have not paid dividends since the Acquisition and do not anticipate paying dividends on our common stock in the foreseeable future, holders of our common stock should not expect to receive dividends on shares of our common stock.

We have no present plans to pay cash dividends to our stockholders and, for the foreseeable future, intend to retain all of our earnings for use in our business. The declaration of any future dividends by us is within the discretion of our Board and will be dependent on our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by our Board.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Hamlet Holdings controls a majority of our voting common stock. As a result, we will be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and we have elected not to comply with certain Nasdaq corporate governance requirements, including:

•	the requirement that a majority of the Board consists of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

As a result of these exemptions, we do not have a majority of independent directors nor do our nominating/corporate governance and compensation committees consist entirely of independent directors and we are not required to have an annual performance evaluation of the nominating/corporate governance and compensation committees. Accordingly, a holder of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Our bylaws and certificate of incorporation contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our bylaws and our certificate of incorporation may delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our directors. These provisions include:

•	establishing a classified board of directors;

•	establishing limitations on the removal of directors;

•	permitting only an affirmative vote of at least two-thirds of the Board to fix the number of directors;

•	prohibiting cumulative voting in the election of directors;

•	empowering only the Board to fill any vacancy on the Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholders from acting by written consent if less than 50.1% of our outstanding common stock is controlled by the Sponsors;

•

prohibiting amendments to the bylaws without the affirmative vote of at least two-thirds of the Board or the affirmative vote of at least two-thirds of the total voting power of the outstanding shares entitled to vote;

•

prohibiting amendments to the certificate of incorporation relating to stockholder meetings, amendments to the bylaws or certificate of incorporation, or the election or classification of the Board without the affirmative vote of two-thirds of the shares entitled to vote on any matter; and

•	establishing advance notice requirements for nominations for election to the Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

Our issuance of shares of preferred stock could delay or prevent a change of control of us. Our Board has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock controlled by Hamlet Holdings, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of our substantial indebtedness;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•

construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•	the effects of environmental and structural building conditions relating to our properties;

•	our ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	our ability to realize the expense reductions from our cost savings programs;

•	access to available and reasonable financing on a timely basis;

•

changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, the ongoing downturn in the gaming industry, or any other factor;

•	the effects of competition, including locations of competitors and operating and market competition; and

•	the other factors set forth under “Risk Factors” above.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth information about our casino entertainment facilities as of December 31, 2011:

Summary of Property Information

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)
Atlantic City, New Jersey
Harrah’s Atlantic City	Land-based	179,800	2,870	180	2,590
Showboat Atlantic City	Land-based	120,100	2,600	110	1,330
Bally’s Atlantic City	Land-based	167,200	3,270	210	1,730
Caesars Atlantic City	Land-based	140,800	2,340	180	1,140

Las Vegas, Nevada
Harrah’s Las Vegas	Land-based	90,600	1,370	110	2,530
Rio	Land-based	117,300	1,090	90	2,520
Caesars Palace	Land-based	136,500	1,370	180	3,950
Paris Las Vegas	Land-based	95,300	1,070	90	2,920
Bally’s Las Vegas	Land-based	66,200	1,010	60	2,810
Flamingo Las Vegas (b)	Land-based	89,000	1,350	160	3,460
Imperial Palace	Land-based	118,000	780	50	2,550
Bill’s Gamblin’ Hall & Saloon	Land-based	42,500	360	50	200
Hot Spot Oasis	Land-based	1,000	15	—	—
Planet Hollywood Resort and Casino	Land-based	108,900	1,130	90	2,500

Laughlin, Nevada
Harrah’s Laughlin	Land-based	56,000	900	40	1,510

Reno, Nevada
Harrah’s Reno	Land-based	41,600	800	40	930

Lake Tahoe, Nevada
Harrah’s Lake Tahoe	Land-based	57,500	810	70	510
Harveys Lake Tahoe	Land-based	71,500	770	70	740

Chicago, Illinois area
Harrah’s Joliet (Illinois) (c)	Dockside	38,900	1,140	30	200
Horseshoe Hammond (Indiana)	Dockside	108,200	3,060	150	—

Metropolis, Illinois
Harrah’s Metropolis	Dockside	31,000	1,160	30	260

Southern Indiana
Horseshoe Southern Indiana	Dockside	86,600	1,770	110	500

Council Bluffs, Iowa
Harrah’s Council Bluffs	Dockside	28,000	800	30	250
Horseshoe Council Bluffs (d)	Greyhound racing facility and land- based casino	78,800	1,740	70	—

Tunica, Mississippi
Horseshoe Tunica	Dockside	63,000	1,470	90	510
Harrah’s Tunica	Dockside	136,000	1,350	70	1,360
Tunica Roadhouse Hotel & Casino	Dockside	31,000	770	20	130

Mississippi Gulf Coast
Grand Casino Biloxi	Dockside	28,800	750	30	490

St. Louis, Missouri
Harrah’s St. Louis	Dockside	109,000	2,430	90	500

North Kansas City, Missouri
Harrah’s North Kansas City	Dockside	60,100	1,530	60	390

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)

New Orleans, Louisiana
Harrah’s New Orleans	Land-based	125,100	1,990	120	450

Bossier City, Louisiana
Louisiana Downs (e)	Thoroughbred racing facility and land- based casino	14,900	1,070	—	—
Horseshoe Bossier City	Dockside	29,900	1,340	80	610

Chester, Pennsylvania
Harrah’s Chester (f)	Harness racing facility and land based casino	110,500	3,000	130	—

Phoenix, Arizona
Harrah’s Ak-Chin (g)	Indian Reservation	38,300	1,100	30	300

Cherokee, North Carolina
Harrah’s Cherokee (g)	Indian Reservation	138,800	3,120	50	1,110

San Diego, California
Harrah’s Rincon (g)	Indian Reservation	72,900	1,990	70	660

Punta del Este, Uruguay
Conrad Punta del Este Resort and Casino (h)	Land-based	44,500	520	70	300

Ontario, Canada
Caesars Windsor (i)	Land-based	100,000	2,330	80	760

United Kingdom
Golden Nugget	Land-based	5,100	50	20	—
Playboy Club London	Land-based	6,200	20	20	—
The Sportsman	Land-based	5,200	50	20	—
Rendezvous Brighton	Land-based	7,800	80	30	—
Rendezvous Southend-on-Sea	Land-based	8,700	50	30	—
Manchester235	Land-based	11,500	60	40	—
The Casino at the Empire	Land-based	20,900	130	40	—
Alea Nottingham	Land-based	10,000	50	20	—
Alea Glasgow	Land-based	15,000	50	30	—
Alea Leeds	Land-based	10,300	50	30	—

Egypt
The London Clubs Cairo-Ramses (g)	Land-based	2,700	40	20	—
Caesars Cairo (g)	Land-based	5,500	30	30	—

South Africa
Emerald Safari (j)	Land-based	37,700	660	30	190

(a)	Approximate.

(b)	Information includes O’Shea’s Casino, which is adjacent to this property.

(c)	We have an 80% ownership interest in and manage this property.

(d)	The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024. This information includes the Bluffs Run greyhound racetrack that operates at the property.

(e)	We own a 49% share of a joint venture that owns a 150-room hotel located near the property.

(f)	At December 31, 2011, we had a 95% ownership interest in and manage this property. In February 2012, we purchased an additional 4.5% interest, bringing our total ownership interest in this property to 99.5%.

(g)	Managed.

(h)	We have approximately a 95% ownership interest and manage this property.

(i)	We have a 50% ownership interest in Windsor Casino Limited, which operates this property. The Province of Ontario owns the complex.

(j)	We have a 70% ownership interest in and manage this property.

ITEM 3.	Legal Proceedings

The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective February 8, 2012, our common stock trades on the NASDAQ Global Select Market under the symbol “CZR.” Subsequent to the Acquisition in 2008, and prior to the above date, our outstanding common stock was privately held, and there was no established public trading market for our common stock; therefore, there are no high and low sales prices for the common stock available for 2011 and 2010.

The following table sets forth repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report after giving effect to the 1.742-for-one stock split effected by the Company in February 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2011 – 10/31/2011	—	—	—	—
11/1/2011 – 11/30/2011	—	—	—	—
12/1/2011 – 12/31/2011	6,272	$20.09	—	—

As of March 9, 2012, there were 125,297,197 shares of common stock issues and outstanding that were held by 230 stockholders of record.

We did not pay any cash dividends in the years ended December 31, 2011, 2010, or 2009.

There have not been any sales by the Company of equity securities in the last fiscal year that have not been registered under the Securities Act of 1933.

ITEM 6.	Selected Financial Data

The selected financial data set forth below for the periods indicated, should be read in conjunction with the consolidated financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K.

	Successor				Predecessor
(In millions, except per share data)	2011 (a)	2010 (b)	2009 (c)	Jan. 28, 2008 through Dec. 31, 2008 (d)	Jan. 1, 2008 through Jan. 27, 2008 (e)	2007 (f)
OPERATING DATA
Net revenues	$8,834.5	$8,818.6	$8,907.4	$9,366.9	$760.1	$10,825.2
Income/(loss) from operations	$875.5	$532.3	$(607.8)	$(4,237.5)	$(36.8)	$1,652.0
Net (loss)/income	$(666.7)	$(823.3)	$846.4	$(5,174.7)	$(99.4)	$542.4
Net (loss)/income attributable to Caesars	$(687.6)	$(831.1)	$827.6	$(5,096.3)	$(100.9)	$619.4
COMMON STOCK DATA
Diluted (loss)/earnings per share (g)
From continuing operations	$(5.50)	$(8.37)	$3.95	$(77.26)	$(0.54)	$2.77
Net (loss)/income	$(5.50)	$(8.37)	$3.95	$(75.99)	$(0.54)	$3.25
Cash dividends declared per share	$—	$—	$—	$—	$—	$1.60
FINANCIAL POSITION DATA
Total assets	$28,515.6	$28,587.7	$28,979.2	$31,048.6	$23,371.3	$23,357.7
Long-term debt	$19,759.5	$18,785.5	$18,868.8	$23,123.3	$12,367.5	$12,429.6
Stockholders’ equity/(deficit)	$1,053.4	$1,672.6	$(867.0)	$(1,360.8)	$6,733.4	$6,679.1

(a)	The full year results of 2011 include $47.9 million in pre-tax gains on early extinguishments of debt, $11.0 million in pre-tax charges for impairment of goodwill and other non-amortizing intangible assets, and $96.0 million in net pre-tax charges for write-downs, reserves, recoveries, and project opening costs.

(b)	The full year results of 2010 include $115.6 million in pre-tax gains on early extinguishments of debt, $193.0 million in pre-tax charges for impairment of goodwill and other non-amortizing intangible assets, and $149.7 million in net pre-tax charges for write-downs, reserves, recoveries, and project opening costs.

(c)	The full year results of 2009 include $4,965.5 million in pre-tax gains on early extinguishments of debt, $1,638.0 million in pre-tax charges for impairment of goodwill and other non-amortizing intangible assets, and $111.5 million in net pre-tax charges for write-downs, reserves, recoveries, and project opening costs.

(d)	The Successor period of 2008 includes $5,489.6 million in pre-tax charges for impairment of goodwill and other non-amortizing intangible assets, $742.1 million in pre-tax gains on early extinguishment of debt, $24.0 million in pre-tax charges related to the sale of the Company, and $45.1 million in net pre-tax charges for write-downs, reserves, recoveries, and project opening costs.

(e)	The Predecessor period of 2008 includes $5.4 million in net pre-tax charges for write-downs, reserves, recoveries, and project opening costs and $125.6 million in pre-tax charges related to the sale of the Company.

(f)	The full year results of 2007 include $34.4 million in net pre-tax credits for write-downs, reserves, recoveries, and project opening costs and $13.4 million in pre-tax charges related to the proposed sale of the Company. The 2007 results also include the financial results of Bill’s Gamblin’ Hall & Saloon from its February 27, 2007 date of acquisition and Caesars Golf Macau from its September 12, 2007 date of acquisition.

(g)	As adjusted to reflect the impact of the February 2012 1.742-for-one split of our common stock on the years ended December 31, 2011, 2010, 2009 and January 28, 2008 through December 31, 2008. As the Predecessor operated under a different capital structure than the Successor, the earnings per share data does not reflect the stock split for the period from January 1, 2008 through January 27, 2008 and for the year ended December 31, 2007 (Predecessor).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto and other financial information included elsewhere in this Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “ITEM 1A. Risk Factors—PRIVATE SECURITIES LITIGATION REFORM ACT.”

OVERVIEW

We are the world’s most diversified casino-entertainment provider and the most geographically diverse U.S. casino-entertainment company. As of December 31, 2011, we owned, operated, or managed, through various subsidiaries, 52 casinos in 12 U.S. states and seven countries. The majority of these casinos operate in the United States and England. Our casino entertainment facilities operate primarily under the Harrah’s, Caesars, and Horseshoe brand names in the United States. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Canada, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt, and one in South Africa. As of December 31, 2011, our facilities had an aggregate of approximately three million square feet of gaming space and approximately 43,000 hotel rooms. Our industry-leading customer loyalty program, Total Rewards, has over 40 million members. We use the Total Rewards system to market promotions and to generate customer play across our network of properties. In addition, we own an online gaming business, providing for real money casino, bingo, and poker games in the United Kingdom, alliances with online gaming providers in Italy and France, “play for fun” offerings in other jurisdictions, social games on Facebook and other social media websites, and mobile application platforms. We also own and operate the World Series of Poker tournament and brand.

REGIONAL AGGREGATION

The executive officers of our Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of our Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, our casino properties (as of December 31, 2011 , or otherwise noted below) have been grouped into seven regions as follows to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas(a)	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/Bluffs Run
Paris Las Vegas	Harrah’s Chester(h)	Harrah’s Tunica
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel & Casino
Bill’s Gamblin’ Hall & Saloon
Planet Hollywood Resort & Casino(b)

Illinois/Indiana	Other Nevada	Managed/International and Other
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin(e)
Harrah’s Joliet(d)	Harrah’s Lake Tahoe	Harrah’s Cherokee(e)
Horseshoe Hammond	Harveys Lake Tahoe	Harrah’s Rincon(e)
Harrah’s Metropolis	Harrah’s Laughlin	Conrad Punta del Este(c)
Caesars Windsor(f)
London Clubs International(g)

(a)	Includes O’Shea’s Casino, which is adjacent to this property.

(b)	Acquired February 2010.

(c)	We have an approximately 95% ownership interest in and manage this property.

(d)	We have an 80% ownership interest in and manage this property.

(e)	Managed.

(f)	We have a 50% ownership interest in Windsor Casino Limited, which operates this property. The province of Ontario owns the complex.

(g)	We own, operate, or manage 10 casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70% ownership interest in and manage one casino club in South Africa.

(h)	At December 31, 2011, we had a 95% ownership interest in and manage this property. In February 2012, we purchased an additional 4.5% interest, bringing our total ownership interest in this property to 99.5%.

CONSOLIDATED OPERATING RESULTS

				Percentage Favorable/(Unfavorable)
($ in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Casino revenues	$6,637.1	$6,917.9	$7,124.3	(4.1)%		(2.9)%
Net revenues	8,834.5	8,818.6	8,907.4	0.2%		(1.0)%
Income/(loss) from operations	875.5	532.3	(607.8)	64.5%		*
Net (loss)/income attributable to Caesars	(687.6)	(831.1)	827.6	17.3%		*
Operating margin**	9.9%	6.0%	(6.8)%	3.9	pts	12.8	pts

*	Not meaningful

**	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Year ended December 31, 2011 compared to December 31, 2010

Despite a decline in casino revenues, net revenues for 2011 were $8,834.5 million, an increase of $15.9 million, or 0.2%, from 2010, as favorable results in Las Vegas and from our international and online businesses, including revenues related to Playtika, which we acquired during the year, were somewhat offset by revenue declines at properties in the Midwest and Atlantic City.

For 2011, income from operations increased $343.2 million, or 64.5%, to $875.5 million from 2010. This increase was due mainly to a $182.0 million decrease from 2010 in impairment charges related to goodwill and other non-amortizing intangible assets, the effects of cost-reduction efforts under cost savings programs, including Project Renewal, and a $53.7 million reduction in write-downs, reserves, recoveries, and project opening costs.

Net loss attributable to Caesars for 2011 decreased 17.3% to $687.6 million from $831.1 million in 2010, due primarily to higher income from operations and an increase in the benefit for income taxes, partially offset by higher interest expense in 2011, due mainly to certain interest rate swaps no longer qualifying for hedge accounting and gains on the early extinguishment of debt recognized in 2010 that were not as significant in 2011.

Year ended December 31, 2010 compared to December 31, 2009

Our 2010 net revenues decreased 1.0% to $8,818.6 million from $8,907.4 million in 2009, as incremental revenues associated with our February 2010 acquisition of Planet Hollywood were unable to offset the continuing impact of the weak economic environment on customers’ discretionary spending.

Income from operations for 2010 was $532.3 million, compared with a loss from operations of $607.8 million for the same period in 2009. Included in income/(loss) from operations for 2010 and 2009 were impairment charges for goodwill and other non-amortizing intangible assets totaling $193.0 million and $1,638.0 million, respectively. Prior to consideration of these impairment charges, income from operations for 2010 decreased to $725.3 million from $1,030.2 million in the prior year. The decline was driven by the income impact of reduced revenues and the contingent liability reserve and asset reserve charges recorded during 2010 described above, which were partially offset by a tangible asset impairment charge in 2009 that did not recur in 2010 and a favorable $23.5 million property tax accrual adjustment recorded in 2010.

Net loss attributable to Caesars for 2010 was $831.1 million compared with net income attributable to Caesars of $827.6 million for 2009. The loss for 2010 included (i) the aforementioned impairment charges for intangible assets and (ii) pre-tax gains related to the early extinguishment of debt of $115.6 million. The income for 2009 included (i) the aforementioned impairment charges for intangible assets and (ii) pre-tax gains related to the early extinguishment of debt of $4,965.5 million. Gains on early extinguishments of debt in 2009 represented discounts related to the exchange of certain outstanding debt for new debt in the second quarter, CMBS debt repurchases in the fourth quarter, and purchases of certain of our debt in the open market during 2009. The gains were partially offset by the write-off of market value premiums and unamortized debt issue costs. These events are discussed more fully in the “Liquidity and Capital Resources” section that follows herein.

Performance Metrics

The Company measures its performance in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through our Total Rewards customer-loyalty system (“trips”), and by spend per rated customer trip (“spend per trip”). A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at one of our properties: (1) hotel stay, (2) gaming activity, or (3) a comp redemption, which means the receipt of a complimentary item given out by our casinos. In markets where we have multiple properties, customers often engage in trip generating activities at more than one property in a day. In these instances, we consider the market as a whole and do not count multiple trips. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. For the Atlantic City region, the Company refers to customers that stay at a hotel in one of our properties as lodgers and customers that may play at a casino located in one of our properties but do not stay at a hotel at such property as non-lodgers.

The following table reflects the percentage increase/(decrease) in trips and spend per trip for the U.S. regions for 2011 as compared to 2010.

	Trips	Spend per Trip
Consolidated Caesars	(6.8)%	3.6%
Las Vegas region	2.5%	2.7%
Atlantic City region:
Lodgers	(0.2)%	(2.2)%
Non-lodgers	(5.6)%	(0.7)%
All other regions	(9.7)%	3.2%

For 2011, trips on a consolidated basis declined from 2010 due to (i) new competition in the Atlantic City, Iowa/Missouri, and Illinois/Indiana regions, (ii) reduced access to one of our properties due to a bridge closure in the Illinois/Indiana region beginning in the first week of September 2011 that reopened in February 2012, (iii) temporary closures in the Atlantic City region during the third quarter of 2011 due to Hurricane Irene, (iv) temporary closures of seven properties in the Illinois/Indiana and Louisiana/Mississippi regions during the first half of 2011 due to flooding and severe weather conditions, and (v) the impact of marketing programs on trip frequency of certain customer segments in all U.S. regions. These decreases in trips were partially offset by an increase in trips for the Las Vegas region during 2011.

On a consolidated basis, cash average daily room rates for 2011 increased to $91 from $86, or 6.4%, when compared to 2010. Total occupancy percentages in 2011 increased 1.4 percentage points when compared to 2010.

The following table reflects the percentage increase/(decrease) in trips and spend per trip for our U.S. regions for 2010 as compared to 2009.

	Trips	Spend per Trip
Consolidated Caesars	(2.1)%	(1.6)%
Las Vegas region	1.6%	(2.3)%
Atlantic City region:
Lodgers	(4.3)%	(3.9)%
Non-lodgers	(0.1)%	(7.8)%
All other regions	(3.5)%	1.3%

For 2010, trips on a consolidated basis, declined from 2009 as a result of new competition in the Atlantic City and Iowa/Missouri regions, the impact of the weak economic environment, and mid-2010 introduction of table games in the Pennsylvania market. These decreases in trips were partially offset by an increase in trips for the Las Vegas region during 2010.

On a consolidated basis, cash average daily room rates for 2010 decreased to $86 from $88, or 3.1%, when compared to 2009. Total occupancy percentages in 2010 increased 1.1 percentage points when compared to 2009.

REGIONAL OPERATING RESULTS

Las Vegas Region

				Percentage Favorable/(Unfavorable)
($ in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Casino revenues	$1,582.5	$1,544.4	$1,476.0	2.5%		4.6%
Net revenues	3,013.1	2,834.8	2,698.0	6.3%		5.1%
Income/(loss) from operations	495.5	349.9	(681.0)	41.6%		*
Operating margin**	16.4%	12.3%	(25.2)%	4.1	pts	37.5	pts

*	Not meaningful

**	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Strengthening fundamentals in the overall Las Vegas market positively impacted the Company’s results in the region. Increases in trips, spend per trip, cash average daily room rates, and total occupancy contributed to a $178.3 million, or 6.3% increase in the Company’s Las Vegas region net revenues for 2011 from 2010. Hotel revenues in the region increased 11.4%, cash average daily room rates increased 8.0% to $92 from $85 and total occupancy percentages rose 3.2 percentage points for 2011, marking our highest occupancy percentage in the Las Vegas region in six years. For 2011, income from operations increased $145.6 million, or 41.6%, from 2010 due to the impact of increased revenues and a decrease in remediation costs related to the properties in the region.

For 2010, hotel occupancy remained above 90%, and net revenues increased 5.1% in the Las Vegas region from 2009 due to the Planet Hollywood acquisition in February 2010. On a same-store basis, revenues declined 3.5% for 2010, resulting primarily from decreased spend per trip. Increased labor and depreciation expenses in the region combined with the income impact of reduced same-store revenues resulted in reduced income from operations for 2010, before consideration of impairment charges. Income from operations for 2010 includes incremental depreciation associated with the Caesars Palace expansions placed into service late in 2009, increased levels of remediation costs during 2010 at two properties within the region, and the write-off of assets associated with certain capital projects. Loss from operations for 2009 includes charges of $1,130.9 million related to impairment of intangible assets in the region. Increased labor and depreciation expenses in the region combined with the income impact of reduced same-store revenues resulted in reduced income from operations for 2010, before consideration of the 2009 impairment charges. Income from operations for 2010 includes incremental depreciation associated with the Caesars Palace expansions placed into service late in 2009, increased levels of remediation costs during 2010 at two properties within the region, and the write-off of assets associated with certain capital projects.

The opening of the 662-room Octavius Tower in early January 2012 marked the substantial completion of the $860 million Caesars Palace expansion announced in 2007. In addition to the tower, the expansion included 110,000-square-feet of additional meeting and convention space, three 10,000-square-foot luxury villa suites, and an expanded pool and garden area.

During 2011, we also commenced construction on Project Linq, a dining, entertainment, and retail development between our Flamingo and Imperial Palace casinos, on the east side of the Las Vegas Strip, which is scheduled to open in phases in mid to late 2013. See Note 7, “Debt—Octavius and Linq Projects,” for discussion of the financing related to these projects.

Atlantic City Region

				Percentage Favorable/(Unfavorable)
($ in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Casino revenues	$1,584.9	$1,696.8	$1,894.5	(6.6)%		(10.4)%
Net revenues	1,839.1	1,899.9	2,025.9	(3.2)%		(6.2)%
Income from operations	79.6	83.7	28.3	(4.9)%		195.8%
Operating margin**	4.3%	4.4%	1.4%	(0.1	) pts	3.0	pts

**	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Atlantic City region net revenues declined $60.8 million, or 3.2%, for 2011 from 2010 due to declines in trips and spend per trip in both lodger and non-lodger segments. Trip declines resulted from temporary closures of the properties in the region during the third quarter of 2011 due to Hurricane Irene, the continued effect of competition from new casinos and the mid-2010 introduction of table games in the Pennsylvania market. Income from operations declined $4.1 million, or 4.9%, for 2011 from 2010 due to lower revenues, which was mostly offset by reduced property operating expenses as a result of our cost reduction activities.

Reduced spend per trip, declines in overall trip frequency and increased competition from other markets, including the mid-2010 introduction of table games in the Pennsylvania market, led to lower Atlantic City region revenues during 2010. Income from operations for 2009 included a charge of $178.7 million related to impairment of goodwill and other non-amortizing intangible assets at certain of the region’s properties. Income from operations for 2010 was lower than the prior year, prior to consideration of the impairment charge, as cost-saving initiatives were unable to offset the income impact of reduced revenues and increased marketing and labor-related expenses.

Louisiana/Mississippi Region

				Percentage Favorable/(Unfavorable)
($ in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Casino revenues	$1,012.0	$1,096.4	$1,140.8	(7.7)%		(3.9)%
Net revenues	1,104.4	1,193.4	1,245.2	(7.5)%		(4.2)%
Income from operations	122.0	69.9	181.4	74.5%		(61.5)%
Operating margin**	11.0%	5.9%	14.6%	5.1	pts	(8.7	) pts

**	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Louisiana/Mississippi region net revenues decreased $89.0 million, or 7.5%, for 2011 from 2010 due to a decrease in trips, which were negatively impacted by the temporary closure of three properties in the first half of 2011 due to flooding and severe weather conditions. Income from operations increased $52.1 million, or 74.5%, in 2011 from 2010. This increase was due mainly to reduced property operating expenses and a $48.0 million decrease from 2010 in impairment charges related to goodwill and other non-amortizing intangible assets, partially offset by the impact of lower revenues. Certain costs incurred during 2011 in connection with the closures of several properties due to flooding were not expensed but instead have been recovered from, or recorded as receivables from, third-party insurance providers.

For 2010, reduced trips and spend per trip unfavorably impacted the Louisiana/ Mississippi region revenues. Income from operations for 2010 included a charge of $51.0 million related to impairment of goodwill and other non-amortizing intangible assets at one of the region’s properties. Income from operations for 2009 included a charge of $6.0 million related to impairment of intangible assets at one of the region’s properties. Income from operations for 2010 was lower than in 2009, prior to consideration of impairment charges, as cost-saving initiatives were unable to offset the income impact of reduced revenues and increased marketing expenses.

Iowa/Missouri Region

				Percentage Favorable/(Unfavorable)
($ in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Casino revenues	$678.3	$688.4	$707.3	(1.5)%		(2.7)%
Net revenues	724.4	735.4	756.6	(1.5)%		(2.8)%
Income from operations	180.9	171.0	187.5	5.8%		(8.8)%
Operating margin**	25.0%	23.3%	24.8%	1.7	pts	(1.5	) pts

**	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Iowa/Missouri region net revenues declined $11.0 million, or 1.5%, for 2011 from 2010 as the impact of higher spend per trip was more than offset by lower trips largely resulting from modifications to marketing programs to certain customer segments. For 2011, income from operations increased $9.9 million, or 5.8%, from 2010. This increase was due mainly to a $9.0 million decrease from 2010 in impairment charges related to goodwill and other non-amortizing intangible assets, while the decrease in net revenues was offset by lower property operating expenses as a result of our cost reduction activities.

For 2010, revenues in the region declined from 2009 due to new competition in the region and lower spend per trip. Income from operations for 2010 included a charge of $9.0 million related to impairment of goodwill and other non-amortizing intangible assets at one of the region’s properties. Income from operations for 2010 declined from 2009 primarily due to the income impact of revenue declines.

Illinois/Indiana Region

				Percentage Favorable/(Unfavorable)
($ in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Casino revenues	$1,010.9	$1,152.9	$1,180.7	(12.3)%		(2.4)%
Net revenues	1,059.5	1,160.1	1,172.3	(8.7)%		(1.0)%
Income/(loss) from operations	145.8	119.0	(35.4)	22.5%		*
Operating margin**	13.8%	10.3%	(3.0)%	3.5	pts	13.3	pts

*	Not meaningful

**	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Despite an increase in spend per trip, Illinois/Indiana region net revenues decreased $100.6 million, or 8.7%, for 2011 from 2010, as trips declined due to the impact of temporary closures of four properties in the first half of 2011 as a result of flooding and severe weather conditions, reduced access to one of our properties in the region resulting from a bridge closure beginning in the first week of September 2011 that reopened in February 2012, and new competition. Income from operations for 2011 increased $26.8 million, or 22.5%, to $145.8 million from $119.0 million in 2010. This increase was primarily due to lower property operating expenses and a $58.0 million decrease from 2010 in impairment charges related to goodwill and other non-amortizing intangible assets, partially offset by the impact of lower revenues and a favorable $23.5 million property tax adjustment recorded in the fourth quarter of 2010 that did not recur in 2011.

Revenues in the region decreased for 2010 from 2009 due to decreased spend per trip. Income from operations for 2010 included a charge of $58.0 million related to impairment of goodwill and other non-amortizing intangible assets at certain of the region’s properties, partially offset by a favorable $23.5 million property tax accrual adjustment recorded in 2010 as mentioned above. Loss from operations for 2009 included a charge of $180.7 million related to impairment of intangible assets at certain of the region’s properties. Income from operations, prior to consideration of impairment charges, increased for 2010 relative to 2009 as a result of reduced marketing expenses and the aforementioned property tax accrual adjustment.

Other Nevada Region

				Percentage Favorable/(Unfavorable)
($ in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Casino revenues	$349.8	$351.0	$372.0	(0.3)%		(5.6)%
Net revenues	450.0	447.5	472.6	0.6%		(5.3)%
Income/(loss) from operations	46.6	(13.9)	47.3	*		*
Operating margin**	10.4%	(3.1)%	10.0%	13.5	pts	(13.1	) pts

*	Not meaningful

**	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues in the Other Nevada region for 2011 increased slightly from 2010 as an increase in number of trips more than offset a decrease in spend per trip. Income/(loss) from operations improved by $60.5 million for 2011 from 2010 primarily due to a $49.0 million decrease in impairment charges related to goodwill and other non-amortizing intangible assets, higher net revenues and lower property operating expenses.

Results for 2010 in the region declined from 2009 due to reduced trips and decreased spend per trip. Also contributing to the decline in income from operations for 2010 was a charge of $49.0 million related to the impairment of goodwill and other non-amortizing intangible assets at one of the region’s properties.

Managed, International and Other

Managed, International and Other results include our three Managed, Indian-owned casinos and Thistledown Racetrack, the results of our International properties, and Other, which is comprised of corporate expenses, including administrative, marketing and development costs; income from certain non-consolidated affiliates and the results of Caesars Interactive Entertainment, which consists of the businesses related to our World Series of Poker® (“WSOP”) brand, our online real money business in the U.K. and alliances with online gaming providers in Italy and France, and “for fun” gaming offerings, including the results of recently acquired Playtika Ltd., a social media and mobile gaming business, since the date of our initial acquisition.

				Percent Favorable/(Unfavorable)
($ in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Net revenues
Managed	$48.1	$43.9	$56.3	9.6%		(22.0)%
International	462.2	431.1	403.8	7.2%		6.8%
Other	133.7	72.5	76.7	84.4%		(5.5)%

Total net revenues	$644.0	$547.5	$536.8	17.6%		2.0%

(Loss)/income from operations
Managed	6.0	11.9	19.4	(49.6)%		(38.7)%
International	38.8	10.5	(23.0)	269.5%		*
Other	(239.7)	(269.7)	(332.3)	11.1%		18.8%

Total loss from operations	$(194.9)	$(247.3)	$(335.9)	21.2%		26.4%

Operating margin**
Managed	12.5%	27.1%	34.5%	(14.6	) pts	(7.4	) pts
International	8.4%	2.4%	(5.7)%	6.0	pts	8.1	pts
Other	(179.3)%	(372.0)%	(433.2)%	192.7	pts	61.2	pts

Total operating margin	(30.3)%	(45.2)%	(62.6)%	14.9	pts	17.4	pts

*	Not meaningful

**	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues in the Managed, International, and Other businesses, for 2011, increased $96.5 million, or 17.6%, from 2010 due mainly to increases in spend per trip at the Company’s Uruguay and London Clubs properties and to the addition of revenues from our 2011 acquisition of Playtika. Net revenues for 2011 increased despite declines experienced by our two properties in Egypt due to uprisings earlier in the year. Loss from operations decreased $52.4 million, or 21.2%, due to the strong performance of our international businesses and the results of our online businesses, and by an $18.0 million decrease from 2010 in impairment charges related to goodwill and other non-amortizing intangible assets, partially offset by lower results at Thistledown Racetrack.

Net revenues for 2010 increased over 2009 primarily due to increased visitation and increased spend per trip at our Uruguay and London Clubs properties. Income from operations for 2010 included a charge of $6.0 million related to impairment of goodwill and other non-amortizing intangible assets at our international properties. Income from operations for 2009 included a charge of $31.0 million related to impairment of goodwill and other non-amortizing intangible assets. Prior to consideration of impairment charges, income from operations increased slightly for 2010 when compared with 2009 due to strong revenue performance and cost-saving initiatives at our international properties, offset in part by lower income from our managed properties.

OTHER FACTORS AFFECTING NET INCOME

				Percentage Favorable/(Unfavorable)
Expense/(income) (In millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Write-downs, reserves, recoveries, and project opening costs	$96.0	$149.7	$111.5	35.9%	(34.3)%
Impairment of goodwill and other non-amortizing intangible assets	11.0	193.0	1,638.0	*	*
Corporate expense	152.8	140.9	150.7	(8.4)%	6.5%
Amortization of intangible assets	156.7	160.8	174.8	2.5%	8.0%
Interest expense, net of interest capitalized	2,122.3	1,981.6	1,892.5	(7.1)%	(4.7)%
Gains on early extinguishments of debt	(47.9)	(115.6)	(4,965.5)	(58.6)%	(97.7)%
Other income, including interest income	(25.3)	(41.7)	(33.0)	(39.3)%	26.4%
(Benefit)/provision for income taxes	(506.9)	(468.7)	1,651.8	8.2%	*

*	Not meaningful

Write-downs, reserves, recoveries, and project opening costs

Given the nature of the transactions included within write-downs, reserves, recoveries, and project opening costs, these amounts are not expected to be comparable from year-to-year, nor are the amounts expected to follow any particular trend.

Write-downs, reserves, recoveries, and project opening costs for 2011 decreased $53.7 million, or 35.9%, driven primarily by a $31.7 million reduction in remediation costs associated with Las Vegas properties and $77.2 million in 2010 expenses that did not recur in 2011, consisting of a $52.2 million write-down of a note receivable related to a venture for development of a casino project in Philadelphia, Pennsylvania, and a $25.0 million expense related to a previously disclosed contingency. These reductions were partially offset by a $45.2 million increase in 2011 costs associated with identification and implementation of our efficiency projects, and 2011 charges of $28.2 million to write off specific assets as a result of the termination of a development stage project in Spain.

Write-downs, reserves, recoveries, and project opening costs for 2010 were $149.7 million, compared with $111.5 million in 2009. Included in write-downs, reserves, recoveries, and project opening costs for 2010, with no comparable amounts in 2009, are the charge of $52.2 million to fully reserve the note receivable balance and the contingency accrual of $25.0 million. Also included in write-downs, reserves, recoveries, and project costs for 2010 were charges of $29.0 million to write-off assets associated with certain capital projects in the Las Vegas and Atlantic City regions.

For additional discussion, refer to Note 11, “Write-downs, Reserves, Recoveries, and Project Opening Costs,” to our consolidated financial statements, included elsewhere in this Form 10-K.

Impairment of goodwill and other non-amortizing intangible assets

Each year we perform a preliminary annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30. In the fourth quarter of each year, we update our preliminary assessment, once we finalize the long-term operating plan for the next fiscal year and certain other assumptions. We perform assessments more frequently if impairment indicators exist.

Our preliminary annual impairment assessment as of September 30, 2011 did not result in any impairment charges. We finalized our annual impairment assessment during the fourth quarter of 2011 and, as a result of the final assessment, we recorded an impairment charge of $11.0 million, primarily as a result of adjustments to our long-term operating plan.

During 2010, due to the relative impact of weak economic conditions on certain properties in the Other Nevada and Louisiana/Mississippi regions, we performed an interim impairment assessment during the second quarter, which resulted in an impairment charge of $100.0 million. During the third quarter, we completed our preliminary annual impairment assessment as of September 30, 2010, which resulted in an impairment charge of $44.0 million. We finalized our annual impairment assessment during the fourth quarter 2010, and as a result of the final assessment, we recorded an impairment charge of $49.0 million, which brought the aggregate charges recorded for 2010 to $193.0 million.

During 2009, we performed an interim impairment assessment during the second quarter, due to the relative impact of weak economic conditions on certain properties in the Las Vegas market, which resulted in an impairment charge of $297.1 million.

During the third quarter, we completed our preliminary annual assessment as of September 30, 2009, which resulted in an impairment charge of $1,328.6 million. We finalized our annual impairment assessment during the fourth quarter, and as a result of the final assessment, we recorded an impairment charge of $12.3 million, which brought the aggregate charges recorded for 2009 to $1,638.0 million.

For additional discussion of impairments, refer to Note 5, “Goodwill and Other Intangible Assets,” to our consolidated financial statements, included elsewhere in this Form 10-K.

Corporate Expense

Corporate expense increased in 2011 from the comparable period in 2010 due primarily to increases in variable compensation accruals.

Amortization of intangible assets

Amortization of intangible assets was lower in 2011 when compared to 2010, due to lower intangible asset balances as a result of certain contract rights being fully amortized during 2011.

Amortization expense associated with intangible assets for 2010 was lower than the amounts recorded in 2009 due to lower intangible asset balances as a result of certain contract rights being fully amortized during 2009.

Interest Expense, net of interest capitalized

Interest expense, net of interest capitalized, increased by $140.7 million for 2011, compared to the same period in 2010. Interest expense is reported net of interest capitalized of $22.8 million and $1.4 million for 2011 and 2010, respectively. The majority of the interest capitalized in 2011 relates to the completion of the Octavius Tower at Caesars Palace Las Vegas. Prior to the consideration of interest capitalized, interest expense increased by $162.1 million for 2011, compared to the same period in 2010. During the fourth quarter 2011, the Company amended certain of its interest rate swap agreements and modified the interest rate election on a portion of its portfolio of underlying term loans. As a result, the Company determined that all of its interest rate swap agreements no longer qualified as hedging instruments for accounting purposes, and was required to reclassify $183.2 million of accumulated other comprehensive losses into interest expense. Prior to consideration of this non-cash charge, interest expense decreased by $21.1 million for 2011 from the same period in 2010. Incremental interest expense associated with debt issued in April 2011 to complete the Company’s Linq and Octavius projects was more than offset by reduced interest associated with debt retired in connection with the fourth quarter 2010 exchange of debt for equity. Interest expense was favorably impacted by lower interest rates obtained through the amendments to our interest rate swap agreements completed in the second quarter of 2011. Interest expense for 2011, as a result of interest rate swap agreements and interest rate cap agreements, included (i) $53.4 million of gains due to measured ineffectiveness for derivatives designated as hedging instruments; (ii) $16.9 million of gains due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $265.7 million of expense due to amortization and reclassification of deferred losses frozen in accumulated other comprehensive loss (“AOCL”).

Interest expense, net of interest capitalized, increased by $89.1 million for 2010, compared to the same period in 2009. Interest expense is reported net of interest capitalized of $1.4 million and $32.4 million for 2010 and 2009, respectively. The majority of the interest capitalized in 2009 related to the Caesars Palace expansion in Las Vegas. Prior to the consideration of interest capitalized, interest expense increased by $58.1 million for 2010, compared to the same period in 2009 due primarily to (i) debt issuances that occurred in the second quarter of 2010 that resulted in higher debt levels and a higher weighted average interest rate; and (ii) changes in hedging designations related to our $6,500.0 million interest rate cap agreement related to our CMBS Financing and one interest rate swap agreement. Interest expense for 2010, as a result of interest rate swap agreements and interest rate cap agreements, included (i) $76.6 million of gains due to measured ineffectiveness for derivatives designated as hedging instruments; (ii) $1.9 million of expense due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $36.3 million of expense due to amortization of deferred losses frozen in AOCL. At December 31, 2010, our variable-rate debt, excluding $6,500.0 million of variable-rate debt for which we entered into interest rate swap agreements, represented approximately 30% of our total debt, while our fixed-rate debt was approximately 70% of our total debt.

For additional discussion of interest expense, refer to Note 7, “Debt,” and Note 17, “Supplemental Cash Flow Information,” to our consolidated financial statements, included elsewhere in this Form 10-K.

Gains on early extinguishments of debt

During 2011, we recognized a $47.9 million gain on early extinguishments of debt as the result of March and April 2011 CMBS Loan repurchases. During 2010, we recognized $115.6 million of gains on early extinguishments of debt as a result of repurchases of CMBS Loans and completion of an offering that retired outstanding senior and senior subordinated notes. Gains on early extinguishments of debt of $4,965.5 million in 2009 related to multiple debt transactions initiated throughout the year,

For additional discussion of extinguishments of debt, refer to Note 7, “Debt,” to our consolidated financial statements, included elsewhere in this Form 10-K.

Other income, including interest income

Other income for all periods presented included interest income on the cash surrender value of life insurance policies and insurance policy proceeds related to our deferred compensation plan.

As a result of the cancellation of our debt investment in certain predecessor entities of PHW Las Vegas in exchange for the equity of PHW Las Vegas, we recognized a gain of $7.1 million to adjust our investment to reflect the estimated fair value of consideration paid for the acquisition. This gain is reflected in other income, including interest income, in our consolidated statement of operations for the year ended December 31, 2010.

(Benefit)/provision for income taxes

For 2011, we recorded an income tax benefit of $506.9 million on loss before income taxes of $1,173.6 million, compared with an income tax benefit of $468.7 million on loss before income taxes of $1,292.0 million for 2010.

The Company’s full year 2011 effective tax rate benefit was 43.2%, compared with an effective tax rate benefit of 36.3% for full year 2010. The increase in the effective tax rate benefits for 2011 was due to (i) a deferred tax benefit of $46.4 million from a correction of an error in the deferred tax liabilities primarily relating to transaction costs incurred in connection with the acquisition in 2008 that were incorrectly recorded in 2008 and not properly adjusted upon the 2009 receipt of the final transaction cost reports, (ii) state deferred tax benefits resulting from the reorganization of certain of the Company’s state operations, and (iii) other discrete items. The income tax benefit for 2010 was favorably impacted by the effects of state income tax benefits and other discrete items.

Beginning in 2012, income tax benefits are projected to be lower than in 2010 and 2011 as a result of state operating losses which will not be tax benefited starting in 2012. The Company estimates that the projected effective tax rate benefit will be 3% to 4% lower due to these reduced state income tax benefits.

Under the American Recovery and Reinvestment Act of 2009, or the ARRA, the Company received temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allowed for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, following by recognition of CODI ratably from 2014 to 2018. In connection with the debt that the Company reacquired in 2009 and 2010, the Company deferred related CODI of $3.6 billion for tax purposes (net of Original Issue Discount (“OID”) interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). The Company is required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. For state income tax purposes, certain states have conformed to the Act and others have not.

Refer to Note 12 “Income Taxes,” to our consolidated financial statements, included elsewhere in this Form 10-K, for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

Caesars Entertainment has undertaken comprehensive cost-reduction efforts to right size expenses with business levels. In the fourth quarter of 2010, we embarked on a reorganization we referred to as “Project Renewal,” an initiative designed to reinvent certain aspects of the Company’s functional and operating units to gain significant further cost reductions and streamline its operations. As part of Project Renewal, we have implemented a shared-services organization that will enable more efficient decision making and sharing of best practices. Caesars anticipates that the Company will have a permanently lower cost structure and will benefit from greater concentration of specified talent and quicker decision making. We estimate that Project Renewal and previous cost-savings programs produced $268.9 million in incremental cost savings for 2011 when compared to prior year. Additionally, as of December 31, 2011, we estimate that, once fully implemented, these cost-savings programs will produce additional annual cost savings of $198.3 million.

Capital Spending and Development

In addition to the development and expansion projects discussed in the “Regional Operating Results” section, we incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities, to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria.

Our planned development projects, if they go forward, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements. Our capital spending for the year ended December 31, 2011 totaled $303.8 million, which includes an increase of $20.6 million of construction payables.

Our capital spending in 2010 and 2009 totaled $153.9 million and $409.3 million, which includes a decrease in construction payables of $6.8 million and $55.2 million, respectively.

Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities while cash used for development projects, including projects currently under development as well as additional projects being pursued, is expected to be funded from established debt programs, specific project financing, and additional debt offerings. Estimated total capital expenditures for 2012, including 2012 expenditures associated with Project Linq, are expected to be between $590.0 million and $640.0 million.

Liquidity

Our cash and cash equivalents, excluding restricted cash, totaled $904.6 million, excluding restricted cash, at December 31, 2011 compared to $987.0 million at December 31, 2010. Restricted cash, including $66.6 million included in prepayments and other current assets, totaled $517.7 million at December 31, 2011. Nearly all of the restricted cash consists of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements.

We are a highly leveraged company and a significant amount of our liquidity needs are for debt service. As of December 31, 2011, we had $19,799.9 million book value of indebtedness outstanding and cash paid for interest for the year ended December 31, 2011 was $1,685.0 million. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, or, if necessary, additional debt or equity offerings. We do not expect that any new financing is required to meet our obligations during the next 12 months.

Our operating cash inflows are used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. From time to time, we retire portions of our outstanding debt through open market purchases, privately negotiated transactions, or otherwise, using available cash on hand or established debt programs.

Included as an operating cash inflow in 2010 was an income tax refund of $220.8 million, which resulted from our implementation of several accounting method changes for tax purposes including a method change to deduct currently certain repairs and maintenance expenditures which had been previously capitalized. As a result of the combination of the tax accounting method changes with our net operating loss, we reported a taxable loss for 2009 of $1,248.9 million. Of this loss, $170.9 million was carried back to the 2008 tax year to offset federal taxable income recognized and tax payable from that year. In addition, under a new tax law, we elected to extend our loss carryback period. As a result, $630.3 million of the 2009 taxable loss was carried back to 2006. The amount refunded was net of interest due on the 2008 tax payable.

In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At December 31, 2011, our additional borrowing capacity under the credit facility was $938.2 million.

Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed herein will be sufficient to meet our normal operating requirements during the next 12 months and to fund capital expenditures.

In February 2012, Chester Downs issued $330.0 million aggregate principal amount of 9.25% senior secured notes due 2020 through a private placement. Chester Downs used $232.4 million of the proceeds of the notes to repay its existing term loan plus accrued interest and a prepayment penalty. The remaining proceeds were used to make a distribution to Chester Downs’ managing member, Harrah’s Chester Downs Investment Company, LLC, a wholly-owned subsidiary of CEOC, and for other general corporate purposes.

Effective February 8, 2012, as the result of the Company’s initial public offering, our common stock trades on the NASDAQ Global Select Market under the symbol “CZR.” The net proceeds to the Company were approximately $15.2 million, taking into account expenses and underwriting commissions and giving effect to the exercise of the underwriters’ overallotment option. In connection with the public offering, the Company effected a 1.742-for-one split of its common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. See Note 22, “Subsequent Events,” for additional discussion of the public offering.

In February 2012, Caesars Operating Escrow LLC and Caesars Escrow Corporation, wholly owned subsidiaries of CEOC, completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020, the proceeds of which were placed into escrow. On March 1, 2012, the escrow conditions were satisfied and CEOC assumed the notes. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of its credit facilities in connection with the amendment discussed below.

On March 1, 2012, CEOC entered into an amendment to its outstanding senior secured credit agreement, to, among other things, (i) extend the maturity of B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018 and increase the interest rate with respect to such extended term loans (the “Term B-6 Loans”); (ii) convert original maturity revolver commitments held by consenting lenders to Term B-6 Loans and promptly following such conversion, repay Term B-6 Loans held by any consenting lender in an amount equal to 10% of the amount of revolver commitments that such lender elected to convert; (iii) extend the maturity of original maturity revolver commitments held by consenting lenders who elect not to convert their commitments to term loans, from January 28, 2014 to January 28, 2017 and increase the interest rate and the undrawn commitment fee with respect to such extended revolver commitments and upon the effectiveness of such extension, terminate 20% of extended revolver commitments on a pro rata basis; and (iv) modify certain other provisions of the credit facilities. In addition to the foregoing, the CEOC may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.

After giving effect to the credit agreement amendment, there are $2,113.1 million of existing B-1, B-2 and B-3 term loans outstanding with a maturity of January 28, 2015, $1,862.9 million of extended Term B-6 Loans outstanding with a maturity of January 28, 2018, $25.0 million of extended revolver commitments with a maturity of January 28, 2017 and $1,104.5 million of existing revolving commitments outstanding with a maturity of January 28, 2014. The Term B-6 Loans will have a springing maturity to April 14, 2017 if more than $250.0 million of the Company’s 11.25% Senior Secured Notes due 2017 remain outstanding on April 14, 2017. As part of the amendment, CEOC’s existing tranche of $1,222.7 million of B-5 term loans maturing on January 28, 2018 was also modified to provide for the same springing maturity that applies to the Term B-6 Loans.

The following table summarizes the annual maturities of the face value of our long-term debt as of December 31, 2011, and after consideration of the 2012 debt offerings and the credit agreement amendment discussed above.

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Actual (1)	$45.3	$170.7	$193.9	$11,123.6	$1,856.9	$9,267.5	$22,657.9
As adjusted (1)	23.5	148.9	172.1	8,265.8	1,699.2	12,673.9	22,983.4

(1)	Maturities assume the extension of the CMBS Loans and PHW Las Vegas senior secured loan from 2013 to 2015.

We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets, or attempt to restructure our debt. Any such actions could negatively impact our competitive position and revenue generation. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements, and, if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Capital Resources

A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars’ other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure $5,031.5 million face value, as of December 31, 2011, of the CMBS Loans.

Please refer to Note 7, “Debt,” to our consolidated financial statements for details on our debt outstanding. This detail includes, among other things, a table presenting details on our individual borrowings outstanding as of December 31, 2011 and December 31, 2010, changes in our debt outstanding and certain changes in the terms of existing debt for the year ended December 31, 2011. Note 7 also includes details on interest and fees, restrictive covenants related to certain of our borrowings, and the use of interest rate swap and interest rate cap derivatives to manage the mix of our debt between fixed and variable rate instruments.

Assuming extensions permitted under the CMBS Financing and the PHW Las Vegas senior secured loan discussed in Note 7 to our consolidated financial statements, the majority of our debt is due in 2015 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, or, if necessary, additional debt offerings.

As described in detail in Note 7 to our consolidated financial statements, certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

We believe we are in compliance with CEOC’s senior secured credit facilities and indentures, including the senior secured leverage ratio, as of December 31, 2011. If our LTM Adjusted EBITDA—Pro Forma—CEOC Restricted were to decline significantly from the level achieved at December 31, 2011, it could cause us to exceed the senior secured leverage ratio and could be an event of default under CEOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the senior secured leverage ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our senior secured credit facilities allow us to apply cash contributions received by CEOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

Guarantees of Third-Party Debt and Other Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2011, prior to consideration of the 2012 capital transactions mentioned above.

	Payments due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt, face value (c)	$22,644.3	$38.5	$357.8	$12,980.5	$9,267.5
Capital lease obligations	13.6	6.8	6.8	—	—

Estimated interest payments (b) (c)	8,368.3	1,647.7	3,314.9	2,174.6	1,231.1

Operating lease obligations	2,168.7	85.4	143.6	121.2	1,818.5

Purchase order obligations	56.4	56.4	—	—	—
Community reinvestment	81.4	6.4	13.0	12.8	49.2

Construction commitments	281.8	213.7	68.1	—	—

Entertainment obligations (d)	247.2	66.2	85.2	39.9	55.9
Letters of credit	113.5	113.5	—	—	—
Minimum payments to tribes (e)	86.6	13.8	26.3	24.0	22.5

Other contractual obligations	593.1	106.7	138.6	118.8	229.0

	$34,654.9	$2,355.1	$4,154.3	$15,471.8	$12,673.7

(a)	In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 12, “Income Taxes,” to our consolidated financial statements included elsewhere in this Form 10-K.)
(b)	Estimated interest for variable rate debt included in this table is based on rates at December 31, 2011. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

(c)	Debt maturities and estimated interest assumes the extension of maturities of the CMBS Loans and the PHW Las Vegas senior secured loan from 2013 to 2015, resulting in a net increase of interest of approximately $435.2 million. Amounts presented do not include the impact of our 2012 transactions as discussed in Note 22, “Subsequent Events.”
(d)	Entertainment obligations represent obligations to pay performers that have contracts for future performances at one or more of our properties.
(e)	The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the three managed Indian-owned facilities now open is $1.2 million per month. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

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

In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed expansion projects, supply has typically grown at a faster pace than demand in some markets and competition has increased significantly. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have affected, and are expected to continue to adversely affect our financial performance in certain markets.

Several states and Indian tribes are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions.

Although, historically, the short-term effect of such competitive developments on us generally has been negative, we are not able to determine the long-term impact, whether favorable or unfavorable, that development and expansion trends and events will have on current or future markets. We also cannot determine the long-term impact of the financial crisis on the economy, and casinos specifically. In the short-term, the current financial crisis has stalled or delayed some of our capital projects, as well as those of many of our competitors. In addition, our substantial indebtedness could limit our flexibility in planning for, or reacting to, changes in our operations or business and restrict us from developing new gaming facilities, introducing new technologies or exploiting business opportunities, all of which could place us at a competitive disadvantage. We believe that the geographic diversity of our operations; our focus on multi-market customer relationships; our service training, our rewards and customer loyalty programs; and our continuing efforts to establish our brands as premier brands upon which we have built strong customer loyalty have well-positioned us to face the challenges present within our industry. We utilize the unique capabilities of WINet, a sophisticated nationwide customer database, and Total Rewards, a nationwide loyalty program that allows our customers to earn complimentary items and other benefits for playing at our casinos. We believe these sophisticated marketing tools provide us with competitive advantages, particularly with players who visit more than one market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, Total Rewards point liability, self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger, the fair value of derivative instruments, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from our estimates. For a summary of our significant accounting policies, please refer to the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

We consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations

When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality.

Property and Equipment

We have significant capital invested in our property and equipment and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the reporting unit level, which, for most of our assets, is the individual property.

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

Each year, we perform a preliminary annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30. In the fourth quarter of each year, we update our preliminary assessment once we finalize our long-term operating plan and certain other assumptions. We perform assessments more frequently if impairment indicators exist.

For our impairment assessment, we determine estimated fair value of a reporting unit as a function, or multiple, of EBITDA, combined with estimated future cash flows discounted at rates commensurate with prevailing rates of return within the casino industry in general. We determine the estimated fair values of our non-amortizing intangible assets by using the relief from royalty and excess earnings methods under the income approach.

The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the economy deteriorates further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairment to record in the next twelve months within our financial statements, and such impairments could be material. This is especially true for our Las Vegas region, which has a significant portion of our total goodwill balance. In accordance with GAAP, once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed.

Total Rewards Point Liability Program

Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the expense of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The value of the cost to provide reward credits is expensed as the reward credits are earned and is included in casino expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals.

In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in casino promotional allowances on our Consolidated Statements of Operations.

Allowance for Doubtful Accounts - Gaming

We reserve an estimated amount for gaming receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts.

Self-Insurance Accruals

We are self-insured up to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, we consider historical loss experience and make judgments about the expected levels of costs per claim. We also utilize consultants to assist in the determination of certain estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not yet reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions.

Income Taxes

We are subject to income taxes in the United States (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We will record a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts for uncertain tax positions relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months.

Derivative Instruments

We record all derivative instruments at fair value in the financial statements. Any changes in fair value are recorded in the statements of operations or in other comprehensive income/(loss) within the equity section of the balance sheets, depending upon whether or not the derivative is designated and qualifies for hedge accounting, the type of hedge transaction, and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for our credit rating if the derivative is a liability.

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2, “Recently Issued Accounting Pronouncements,” to our consolidated financial statements, included in Item 8 of this Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $22,657.9 million face value of debt, including capital lease obligations, at December 31, 2011, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $7,849.4 million of debt remains subject to variable interest rates.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2011, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

In addition to the swap agreements, we have an interest rate cap agreement for a notional amount of $6,500.0 million at a London Inter-Bank Offered Rate (“LIBOR”) cap rate of 4.5% and an interest rate cap agreement for a notional amount of $517.7 million at a LIBOR cap rate of 7.0%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by approximately $68.7 million. At December 31, 2011, the weighted average USD LIBOR rate on our variable rate debt was 0.348%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by approximately $23.9 million.

We do not purchase or hold any derivative financial instruments for trading purposes.

The table below provides information as of December 31, 2011, about our financial instruments that are sensitive to changes in interest rates, including the cash flows associated with the principal amounts of debt obligations, the notional amounts of interest rate derivative instruments and related weighted average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreement(s) and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2011.

	Expected Maturity Date
($ in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$14.9	$140.8	$15.0	$5,540.8	$728.8	$7,618.7	$14,059.0	$12,203.1
Average interest rate	8.5%	8.4%	8.4%	10.1%	10.4%	5.7%	9.0%
Variable rate (1)	$30.4	$29.9	$178.9	$5,582.8	$1,128.1	$1,648.8	$8,598.9	$6,178.5
Average interest rate	4.8%	5.0%	5.4%	6.5%	7.1%	4.6%	5.4%
Interest Rate Derivatives
Interest rate swaps
Variable to fixed (2)							$5,750.0	$(336.1)
Average pay rate	3.1%	3.1%	3.3%	3.3%	—	—	3.2%
Average receive rate	0.3%	0.4%	0.7%	0.8%	—	—	0.5%
Interest rate caps (3)							$7,017.7	$—

(1)	Maturities assume the extension of the CMBS Loans and PHW Las Vegas senior secured loan from 2013 to 2015.
(2)	Expire in 2015.
(3)	Expire in 2013.

As of December 31, 2011 and 2010, our long-term variable rate debt reflects borrowings under our senior secured credit facilities provided to us by a consortium of banks with a total capacity of $8,410.0 and $8,435.1 million, respectively. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.

Foreign currency transaction gains and losses were not material to our results of operations for the years ended December 31, 2011, 2010, and 2009. Our only material ownership interests in businesses in foreign countries are London Clubs, Caesars Golf Macau, and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caesars Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit)/equity and comprehensive income/(loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule included in Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 14, 2012

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except for par value)

	As of December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$904.6	$987.0
Receivables, less allowance for doubtful accounts of $202.3 and $216.3	489.2	393.2
Deferred income taxes	170.5	175.8
Prepayments and other current assets	228.0	184.1
Inventories	44.9	50.4

Total current assets	1,837.2	1,790.5
Property and equipment, net of accumulated depreciation of $2,681.3 and $1,991.5	17,266.0	17,766.6
Goodwill	3,464.8	3,420.9
Intangible assets other than goodwill	4,655.9	4,711.8
Investments in and advances to non-consolidated affiliates	94.2	94.0
Restricted cash	451.1	—
Deferred charges and other	746.4	803.9

	$28,515.6	$28,587.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$293.9	$251.4
Interest payable	191.4	201.5
Accrued expenses	1,077.1	1,074.3
Current portion of long-term debt	40.4	55.6

Total current liabilities	1,602.8	1,582.8
Long-term debt	19,759.5	18,785.5
Deferred credits and other	901.8	923.1
Deferred income taxes	5,198.1	5,623.7

	27,462.2	26,915.1

Stockholders’ equity
Common stock; voting; $0.01 par value; 1,250.0 shares authorized; 125.1 shares issued and outstanding (net of 0.3 shares held in treasury)	0.7	0.7
Additional paid-in capital	6,885.1	6,906.5
Accumulated deficit	(5,782.7)	(5,105.6)
Accumulated other comprehensive loss	(96.4)	(168.8)

Total Caesars stockholders’ equity	1,006.7	1,632.8
Non-controlling interests	46.7	39.8

Total stockholders’ equity	1,053.4	1,672.6

	$28,515.6	$28,587.7

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Casino	$6,637.1	$6,917.9	$7,124.3
Food and beverage	1,534.4	1,510.6	1,479.3
Rooms	1,208.2	1,132.3	1,068.9
Management fees	35.8	39.1	56.6
Other	682.5	576.3	592.4
Less: casino promotional allowances	(1,263.5)	(1,357.6)	(1,414.1)

Net revenues	8,834.5	8,818.6	8,907.4

Operating expenses
Direct
Casino	3,746.5	3,948.9	3,925.5
Food and beverage	665.7	621.3	596.0
Rooms	287.1	259.4	213.5
Property, general, administrative, and other	2,118.5	2,061.7	2,018.8
Depreciation and amortization	712.5	735.5	683.9
Write-downs, reserves, recoveries, and project opening costs	96.0	149.7	111.5
Impairment of goodwill and other non-amortizing intangible assets	11.0	193.0	1,638.0
Loss on interests in non-consolidated affiliates	7.9	1.5	2.2
Corporate expense	152.8	140.9	150.7
Acquisition and integration costs	4.3	13.6	0.3
Amortization of intangible assets	156.7	160.8	174.8

Total operating expenses	7,959.0	8,286.3	9,515.2

Income/(loss) from operations	875.5	532.3	(607.8)
Interest expense, net of interest capitalized	(2,122.3)	(1,981.6)	(1,892.5)
Gains on early extinguishments of debt	47.9	115.6	4,965.5
Other income, including interest income	25.3	41.7	33.0

(Loss)/income before income taxes	(1,173.6)	(1,292.0)	2,498.2
Benefit/(provision) for income taxes	506.9	468.7	(1,651.8)

Net (loss)/income	(666.7)	(823.3)	846.4
Less: net income attributable to non-controlling interests	(20.9)	(7.8)	(18.8)

Net (loss)/income attributable to Caesars	(687.6)	(831.1)	827.6
Preferred stock dividends	—	—	(354.8)

Net (loss)/income attributable to common stockholders	$(687.6)	$(831.1)	$472.8

(Loss)/earnings per share
Basic	$(5.50)	$(8.37)	$6.67

Diluted	$(5.50)	$(8.37)	$3.95

Weighted-average common shares outstanding
Basic	125.1	99.3	70.9

Diluted	125.1	99.3	209.4

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

AND COMPREHENSIVE INCOME/(LOSS)

(In millions)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at December 31, 2008	70.9	0.4	$3,825.1	$(5,096.3)	$(139.6)	$49.6	$(1,360.8)	$—
Net income	—	—	—	827.6	—	18.8	846.4	846.4
Share-based compensation	—	—	16.4	—	—	—	16.4	—
Repurchase of treasury shares	*	*	(1.3)	—	—	—	(1.3)	—
Cumulative preferred stock dividends	—	—	(354.8)	—	—	—	(354.8)	—
Related party debt exchange transaction, net of tax	—	—	80.1	—	—	—	80.1	—
Defined benefit plan adjustments, net of tax	—	—	—	—	(14.1)	—	(14.1)	(14.1)
Foreign currency translation adjustments, net of tax	—	—	—	—	19.0	4.8	23.8	23.8
Change in fair market value of derivatives, net of taxes	—	—	—	—	3.4	—	3.4	3.4
Adjustment for ASC 740 tax implications	—	—	(2.4)	—	—	—	(2.4)	—
Purchase of additional interest in subsidiary	—	—	(83.7)	—	—	(3.3)	(87.0)	—
Distributions to non-controlling interests, net of contributions	—	—	—	—	—	(14.0)	(14.0)	—
Reclassification of loss on derivative instruments from other comprehensive income to interest expense, net of taxes	—	—	—	—	(2.7)	—	(2.7)	(2.7)
Other	—	—	0.6	(0.6)	—	—	—	—

2009 Comprehensive Income	—	—	—	—	—	—	—	$856.8

Balance at December 31, 2009	70.9	0.4	$3,480.0	$(4,269.3)	$(134.0)	$55.9	$(867.0)

*	Amount rounds to zero.

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

AND COMPREHENSIVE INCOME/(LOSS)

(In millions)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at December 31, 2009	70.9	0.4	$3,480.0	$(4,269.3)	$(134.0)	$55.9	$(867.0)	$—
Net (loss)/income	—	—		(831.1)	—	7.8	(823.3)	(823.3)
Share-based compensation	—	—	17.9	—	—	0.2	18.1	—
Repurchase of treasury shares	*	*	(1.6)	—	—	—	(1.6)	—
Cumulative preferred stock dividends	—	—	(64.6)	—	—	—	(64.6)	—
Cancellation of cumulative preferred stock dividends in connection with conversion of preferred stock to common stock	—	—	717.2	—	—	—	717.2	—
Conversion of non-voting perpetual preferred stock to non-voting common stock	34.6	0.2	1,989.6	—	—	—	1,989.8	—
Private Placement	19.6	0.1	768.0	—	—	—	768.1	—
Defined benefit plan adjustments, net of tax	—	—	—	—	(6.1)	—	(6.1)	(6.1)
Foreign currency translation adjustments, net of tax	—	—	—	—	8.2	(4.2)	4.0	4.0
Change in fair market value of derivatives, net of taxes	—	—	—	—	(60.7)	—	(60.7)	(60.7)
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense, net of tax	—	—	—	—	22.2	—	22.2	22.2
Unrealized gains on investments, net of tax	—	—	—	—	1.6	—	1.6	1.6
Distributions to non-controlling interests, net of contributions	—	—	—	—	—	(10.1)	(10.1)	—
Effect of deconsolidation of variable interest entities	—	—	—	(5.2)	—	(9.8)	(15.0)	—

2010 Comprehensive Loss	—	—	—	—	—	—	—	$(862.3)

Balance at December 31, 2010	125.1	0.7	$6,906.5	$(5,105.6)	$(168.8)	$39.8	$1,672.6

*	Amount rounds to zero.

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

AND COMPREHENSIVE INCOME/(LOSS)

(In millions)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total	Comprehensive Income/(Loss)
	Shares Outstanding	Amount
Balance at December 31, 2010	125.1	0.7	$6,906.5	$(5,105.6)	$(168.8)	$39.8	$1,672.6	$—
Effect of change in accounting for accruals for casino jackpot liabilities, net of tax	—	—	—	10.7	—	—	10.7	—
Net (loss)/income	—	—	—	(687.6)	—	20.9	(666.7)	(666.7)
Share-based compensation	—	—	22.1	—	—	0.1	22.2	—
Repurchase of treasury shares	*	*	(1.7)	—	—	—	(1.7)	—
Defined benefit plan adjustments, net of tax	—	—	—	—	(39.5)	—	(39.5)	(39.5)
Foreign currency translation adjustments, net of taxes	—	—	—	—	(2.1)	1.3	(0.8)	(0.8)
Change in fair market value of derivatives, net of tax	—	—	—	—	(35.9)	—	(35.9)	(35.9)
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense, net of tax	—	—	—	—	148.4	—	148.4	148.4
Unrealized gains on investments, net of tax	—	—	—	—	1.5	—	1.5	1.5
Distributions to non-controlling interests, net of contributions	—	—	—	—	—	(5.8)	(5.8)	—
Changes in non-controlling interests	—	—	—	—	—	(9.6)	(9.6)	—
Purchase of additional interest in subsidiary	—	—	(31.5)	—	—	—	(31.5)	—
Other	—	—	(10.3)	(0.2)	—	—	(10.5)	—

2011 Comprehensive Loss	—	—	—	—	—	—	—	$(593.0)

Balance at December 31, 2011	125.1	0.7	$6,885.1	$(5,782.7)	$(96.4)	$46.7	$1,053.4

*	Amount rounds to zero.

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net (loss)/income	$(666.7)	$(823.3)	$846.4
Adjustments to reconcile net (loss)/income to cash flows provided by operating activities:
Gains on early extinguishments of debt	(47.9)	(115.6)	(4,965.5)
Depreciation and amortization	881.4	907.8	872.0
Amortization of deferred finance costs and debt discount/premium	227.5	240.1	255.0
Reclassification from, and amortization of, accumulated other comprehensive loss	266.5	36.3	18.2
Non-cash write-downs, reserves, and recoveries	27.1	108.1	32.0
Impairment of goodwill and other non-amortizing intangible assets	11.0	193.0	1,638.0
Share-based compensation expense	22.2	18.1	16.4
Deferred income taxes	(503.5)	(467.3)	1,541.2
Federal income tax refund received	—	220.8	—
Net change in long-term accounts	(71.5)	(12.3)	74.7
Net change in working capital accounts	(26.1)	(150.6)	(117.4)
Other	3.1	15.7	9.2

Cash flows provided by operating activities	123.1	170.8	220.2

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	(283.2)	(160.7)	(464.5)
Change in restricted cash	(517.7)	—	—
Payments to acquire businesses, net of transaction costs and cash acquired	(19.0)	(30.6)	—
Purchase of additional interests in subsidiary	(75.4)	(19.5)	—
Payments made to acquire certain gaming rights	(22.7)	(16.5)	—
Investments in/advances to non-consolidated affiliates and other	(76.0)	(64.0)	(66.9)
Other	(23.0)	3.4	8.1

Cash flows used in investing activities	(1,017.0)	(287.9)	(523.3)

Cash flows from financing activities
Proceeds from issuance of long-term debt	863.8	1,332.2	2,259.6
Debt issuance costs and fees	(18.1)	(64.6)	(76.4)
Borrowings under lending agreements	358.0	1,175.0	3,076.6
Repayments under lending agreements	(203.0)	(1,625.8)	(3,535.1)
Cash paid for early extinguishments of debt	(128.5)	(369.1)	(1,003.5)
Scheduled debt retirements	(43.7)	(237.0)	(45.5)
Purchase of additional interest in subsidiary	—	—	(83.7)
Other	(17.0)	(23.3)	(21.3)

Cash flows provided by financing activities	811.5	187.4	570.7

Effect of deconsolidation of variable interest entities	—	(1.4)	—
Net (decrease)/increase in cash and cash equivalents	(82.4)	68.9	267.6
Cash and cash equivalents, beginning of period	987.0	918.1	650.5

Cash and cash equivalents, end of period	$904.6	$987.0	$918.1

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these footnotes, the words “Company,” “Caesars Entertainment,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

Note 1—Summary of Significant Accounting Policies

ORGANIZATION AND DESCRIPTION OF BUSINESS. As of December 31, 2011, we owned, operated, or managed, through various subsidiaries, 52 casinos in 12 U.S. states and seven countries. The majority of these casinos operate in the United States and England, primarily under the Caesars, Harrah’s, and Horseshoe brand names in the United States (the “U.S.”). Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the U.S., one managed casino in Canada, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt, and one in South Africa. We view each property as an operating segment and aggregate all operating segments into one reportable segment.

On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital, LP (together with such affiliates, “TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction (“the Acquisition”). As a result of the Acquisition and through December 31, 2011, our stock was not publicly traded.

Effective February 8, 2012, as the result of the Company’s initial public offering, our common stock trades on the NASDAQ Global Select Market under the symbol “CZR.” In connection with the public offering, the Company effected a 1.742-for-one split of its common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. See Note 22, “Subsequent Events,” for additional discussion of the public offering.

BASIS OF PRESENTATION. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Management believes the accounting estimates are appropriate and reasonably stated; however, due to the inherent uncertainties in making these estimates, actual amounts could differ.

PRINCIPLES OF CONSOLIDATION. Our consolidated financial statements include the accounts of Caesars Entertainment and its subsidiaries after elimination of all intercompany accounts and transactions.

We consolidate into our financial statements the accounts of all wholly-owned subsidiaries and any partially-owned subsidiary that we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method.

We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2011, we analyzed our variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. Our analysis included both quantitative and qualitative reviews. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, and financial agreements. Based on these analyses, there were no consolidated variable interest entities that were material to our consolidated financial statements.

CASH AND CASH EQUIVALENTS. Cash equivalents are highly liquid investments with maturities of less than three months from the date of purchase and are stated at the lower of cost or market value.

RESTRICTED CASH. At December 31, 2011, the Company has $517.7 million of current and non-current restricted cash, which is included in our Consolidated Balance Sheet as $66.6 million of prepayments and other current assets and $451.1 million of restricted cash, respectively.

As more fully described in Note 7, “Debt”, in 2011, the Company borrowed $450.0 million in a senior secured term facility under an unrestricted subsidiary of Caesars Entertainment Operating Company, Inc. (“CEOC”), which is the financing incurred to complete the Octavius Tower at Caesars Palace Las Vegas (“Project Octavius”) and to develop a retail, dining, and entertainment corridor located between the Imperial Palace Hotel and Casino and the Flamingo Las Vegas on the Las Vegas Strip (“Project Linq” and, together with Project Octavius, the “Development”). The borrowing is secured by the Development assets, and funds raised that have not been spent on the Development are deemed restricted and are included in restricted cash. Restricted cash also includes cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. Specifically, the PHW Las Vegas senior secured loan requires that the Company maintain certain reserve funds in respect of furniture, fixtures, and equipment; capital improvements, interest service, taxes, and insurance; and the commercial mortgage-backed securities (“CMBS”) financing includes affirmative covenants that require the properties securing the CMBS financing to maintain certain reserve funds in respect of furniture, fixtures, and equipment, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings.

ALLOWANCE FOR DOUBTFUL ACCOUNTS—GAMING. We reserve an estimated amount for gaming receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves.

CASINO REINVESTMENT DEVELOPMENT AUTHORITY INVESTMENT OBLIGATIONS. The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions, or by depositing funds with the Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. Upon initial obligation deposits made by the Company, an allowance is made to record the deposit at their expected eventual realizability upon conversion into bonds by the CRDA.

INVENTORIES. Inventories, which consist primarily of food, beverage, retail merchandise, and operating supplies, are stated at average cost.

PROPERTY AND EQUIPMENT. Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are included in the determination of income.

Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Interest was capitalized totaling $22.8 million, $1.4 million, and $32.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Depreciation on our land concessions, buildings, riverboats, and equipment is provided using the straight-line method over the shorter of the estimated useful life of the asset or the related lease or concession term, as follows:

Land improvements	12 years
Land concessions	40 years
Buildings	30 to 40 years
Leasehold improvements	5 to 15 years
Riverboats and barges	30 years
Furniture, fixtures, and equipment	2 1/2 to 20 years

We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted, expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the estimated fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends, and prospects, and the effect of obsolescence, demand, competition, significant decreases in marketplace, a change in physical condition, and legal and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the reporting unit level, which, for most of our assets, is the individual property.

GOODWILL AND OTHER INTANGIBLE ASSETS. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.

We determine the estimated fair value of each reporting unit as a function, or multiple, of EBITDA, and using estimated future cash flows discounted at rates commensurate with prevailing rates of return within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses such as casinos. We estimated the fair values of our non-amortizing intangible assets, other than goodwill, by using the relief from royalty and excess earnings methods under the income approach. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the reporting unit level, which, for most of our assets, is the individual property.

Each year, we perform a preliminary annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30. In the fourth quarter of each year, we update our preliminary assessment, once we finalize our long-term operating plan for the next fiscal year and certain other assumptions. We perform assessments for impairment of goodwill and other intangible assets more frequently if impairment indicators exist. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates, to determine their estimated fair value. Changes in these assumptions can materially affect these estimates.

UNAMORTIZED DEBT ISSUE COSTS. Debt discounts or premiums and debt issue costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Unamortized debt issue costs are included in deferred charges and other in our Consolidated Balance Sheets.

DERIVATIVE INSTRUMENTS. Derivative instruments are recognized in the financial statements at fair value. Any changes in fair value are recorded in the statements of operations or in accumulated other comprehensive income/(loss) (“AOCI/(L)”) within the equity section of the balance sheets, depending upon whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction, and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. The fair values of our derivative instruments are adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability.

TOTAL REWARDS POINT LIABILITY PROGRAM. Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the expense of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The value of the cost to provide reward credits is expensed as the reward credits are earned and is included in direct casino expense in our Consolidated Statements of Operations. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. Such amounts are included within accrued expenses in the Consolidated Balance Sheets presented herein.

In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in casino promotional allowances in our Consolidated Statements of Operations.

SELF-INSURANCE ACCRUALS. We are self-insured up to certain limits for costs associated with general liability, workers’ compensation, and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is included in casino expenses as follows:

(In millions)	2011	2010	2009
Food and beverage	$482.2	$489.5	$473.4
Rooms	191.9	191.3	190.4
Other	59.6	60.0	70.6

	$733.7	$740.8	$734.4

ADVERTISING. The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $192.2 million, $199.7 million, and $188.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

INCOME TAXES. We are subject to income taxes in the United States (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have previously provided a valuation allowance on foreign tax credits, certain foreign and state net operating losses (“NOLs”), and other deferred foreign and state deferred tax assets. Certain foreign and state NOLs and other deferred foreign and state deferred tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings.

We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.

ERROR CORRECTIONS AND RECLASSIFICATIONS. We have reclassified certain amounts in prior periods to conform to the current year presentation.

Subsequent to the filing of our 2010 Annual Report on Form 10-K (the “2010 10-K”), in the first quarter of 2011, the Company determined that $64.9 million reported as cash and cash equivalents as of December 31, 2010 should have been reported as either current or non-current restricted cash at that date. The Consolidated Statement of Cash Flows for the year ended December 31, 2011 includes $517.7 million of investing cash outflows for the funding of restricted cash balances. Included in the $517.7 million of investing cash outflows is the $64.9 million of restricted cash funded prior to 2011. Management determined that reclassifying the cash balances on the balance sheet and reporting the aggregate investing cash outflows was not a material correction of our 2010 financial statements and does not materially misstate our 2011 consolidated financial statements.

Subsequent to the filing of our quarterly report on Form 10-Q for the quarter and nine-months ended September 30, 2011, we identified certain deferred tax liabilities primarily related to transaction costs incurred in connection with the Acquisition, which had been incorrectly recorded in 2008, and not properly adjusted upon the 2009 receipt of the final transaction cost reports. The net impact in 2011 of correcting for this error is to reduce our deferred tax liabilities by approximately $57 million, reduce goodwill by approximately $11 million, and recognize the difference of approximately $46 million as an increase to income tax benefit. There are no cash impacts as a result of this correction, and this does not materially misstate our consolidated financial statements.

Note 2—Recently Issued Accounting Pronouncements

Effective January 1, 2011, we adopted revised guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. We did not have any reporting units with zero or negative carrying amounts as of our 2011 annual impairment assessment of goodwill and other non-amortizing intangible assets.

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The guidance clarifies how to identify restructurings of receivables that constitute troubled debt restructurings for a creditor. This new guidance became effective for us July 1, 2011 but did not have a material effect on our consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued updated guidance related to fair value measurement and disclosure requirements. The changes result in common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”) and change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The changes were originally to be effective for us January 1, 2012. In December 2011, the FASB issued updated guidance deferring the effective date indefinitely pending further deliberations by the FASB at a future date.

In June 2011, the FASB issued new guidance for the presentation of comprehensive income. The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new requirements will be effective for us January 1, 2012. As this is a presentation and disclosure requirement, there will be no impact on our consolidated financial position, results of operations, or cash flows upon adoption.

In September 2011, the FASB issued updated guidance related to disclosures around an employer’s participation in multi-employer benefit plans. The updated guidance increases the quantitative and qualitative disclosures an employer will be required to provide about its participation in significant multi-employer plans that offer pension or other post-retirement benefits. The new disclosure requirements have been included in this Form 10-K, and, as this update relates only to disclosures, there was no impact on our consolidated financial position, results of operations, or cash flows upon adoption.

In September 2011, the FASB issued updated guidance related to goodwill impairment testing. The updated guidance allows an entity to perform a qualitative assessment on goodwill to determine whether it is more likely than not (defined as having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance will be effective for us January 1, 2012.

In December 2011, the FASB issued updated guidance related to disclosures about offsetting assets and liabilities. The new guidance contains disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under GAAP more comparable to those prepared under IFRS. To facilitate comparison between financial statements prepared under GAAP and IFRS, the new disclosures give financial statement users information about both gross and net exposures. The new disclosure requirements will be effective for us January 1, 2013.

Note 3—Development and Acquisition Activity

Suffolk Downs

In March 2011, we acquired an interest in Sterling Suffolk Racecourse, LLC, which owns a horse-racing track in Massachusetts, along with an option to purchase additional interests and the right to manage a potential future gaming facility. The consideration paid for this investment has been recorded as an amortizing intangible asset, representing the right to manage a potential future gaming facility, with amortization commencing upon the future opening date of such facility. Our interest is accounted for using the cost method of accounting.

Baltimore, Maryland

In September 2011, we filed an application with the State of Maryland for the license to operate a video lottery terminal (“VLT”) facility in the City of Baltimore. The application was filed on behalf of a venture that includes Caesars Entertainment as the lead investor and facility manager, Rock Gaming, LLC, CVPR Gaming Holdings, LLC, and The Stronach Group.

The consideration paid to the State of Maryland along with the bid for the license has been recorded as a non-amortizing intangible asset.

Acquisition of Playtika Ltd.

In May 2011, Caesars Interactive Entertainment Israel, Ltd. (“CIEI”), a subsidiary of Caesars Interactive Entertainment, Inc., which is a majority-owned subsidiary of Caesars Entertainment, acquired 51% of the voting equity interests of Playtika Ltd. (“Playtika”), a social games developer based in Israel. The results of Playtika for periods subsequent to the acquisition are consolidated with our results.

The purchase price of Playtika was allocated based upon estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. The purchase price allocation includes assets and liabilities of Playtika as follows:

(In millions)	May 16, 2011
Assets
Total current assets	$6.5
Goodwill	50.7
Intangible assets other than goodwill	25.0

82.2

Liabilities
Total current liabilities	(5.9)
Total long term liabilities	(5.3)
Redeemable non-controlling interests	(36.0)

Net assets acquired	$35.0

The Company finalized the purchase price allocations during fourth quarter 2011.

CIEI purchased the remaining 49% of Playtika in December 2011 bringing CIEI’s ownership of Playtika to 100%. The non-controlling interest acquired was adjusted to its acquisition-date fair value by recording a reduction to equity of $31.5 million. There was no gain or loss recognized as a result of remeasuring the redeemable non-controlling interests to its acquisition-date fair value.

Acquisition of Planet Hollywood

In February 2010, CEOC, a wholly-owned subsidiary of Caesars Entertainment, acquired 100% of the equity interests of PHW Las Vegas, LLC (“PHW Las Vegas”), which owns the Planet Hollywood Resort and Casino (“Planet Hollywood”) located in Las Vegas, Nevada. PHW Las Vegas is an unrestricted subsidiary of CEOC and, therefore, not a borrower under CEOC’s credit facilities.

CEOC paid $67.2 million, substantially during the second half of 2009, for the combination of their initial debt investment in certain predecessor entities of PHW Las Vegas and certain interest-only participations associated with the debt of certain predecessor entities of PHW Las Vegas.

In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of CEOC canceled certain debt issued by PHW Las Vegas’ predecessor entities. In connection with the transaction and the assumption of debt, PHW Las Vegas entered into an amended and restated loan agreement (the “Amended and Restated Loan Agreement”) as discussed below in Note 7, “Debt.”

The purchase price of PHW Las Vegas was allocated based upon estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. During 2011, purchase price allocation was finalized and the supporting valuations and related assumptions, concluding on assets and liabilities of PHW Las Vegas as follows:

(In millions)	February 19, 2010
Assets
Total current assets	$52.2
Land, buildings, and equipment	461.0
Goodwill	24.4
Intangible assets other than goodwill	5.4
Deferred charges and other	4.6

547.6

Liabilities
Total current liabilities	(35.0)
Long-term debt, net of discount	(433.3)
Deferred credits and other	(12.6)

(480.9)

Net assets acquired	$66.7

Acquisition of Thistledown Racetrack

In May 2010, CEOC entered into an agreement to purchase the assets of Thistledown Racetrack. The acquisition was completed on July 28, 2010 at a cost of approximately $42.5 million. The results of Thistledown Racetrack for periods subsequent to July 2010 were consolidated with our results.

The purchase price of Thistledown Racetrack was allocated based on estimated fair values of the assets acquired and liabilities assumed, with the excess of estimated fair value over net tangible and intangible assets acquired recorded as goodwill. During the third quarter 2011, CEOC finalized its purchase price allocation and the supporting valuations and related assumptions. The final purchase price allocation includes assets, liabilities, and net assets acquired of Thistledown Racetrack of $46.8 million, $4.3 million, and $42.5 million, respectively.

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

In August 2011, Rock Gaming exercised a contractual right to buy down a portion of our interest in the venture. Pursuant to this right, Rock Gaming contributed capital to the venture disproportionately with its existing ownership interest, lowering our ownership interest in the venture to 20.0%.

The venture obtained financing for the casinos in August 2011. Completion of the casino developments is subject to a number of conditions, including, without limitation, receipt of the necessary licensing to operate casinos in the State of Ohio.

During 2011, the Company contributed an additional $16.0 million into its venture with Rock Gaming, bringing its total cash contribution to the venture to $80.0 million. This contribution is included in “Investments in and advances to nonconsolidated affiliates” in our Consolidated Balance Sheet.

Note 4—Property and Equipment, net

Property and equipment, net consisted of the following:

	As of December 31,
(In millions)	2011	2010
Land and land improvements	$7,460.8	$7,405.9
Land concessions	606.7	625.2
Buildings, riverboats, and improvements	9,103.5	8,824.0
Furniture, fixtures, and equipment	2,415.2	2,242.0
Construction in progress	361.1	661.0

	19,947.3	19,758.1
Less: accumulated depreciation	(2,681.3)	(1,991.5)

	$17,266.0	$17,766.6

Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009, was $724.7 million, $747.0 million, and $697.2 million, respectively, and is included in depreciation and amortization and corporate expense in our Consolidated Statements of Operations.

Note 5—Goodwill and Other Intangible Assets

The following table sets forth changes in the carrying value of goodwill:

	As of December 31,
(In millions)	2011	2010
Beginning goodwill gross balance	$9,496.1	$9,440.1
Additions or adjustments	46.9	56.0

Ending goodwill gross balance	9,543.0	9,496.1
Accumulated goodwill impairment changes	(6,078.2)	(6,075.2)

Ending goodwill net balance	$3,464.8	$3,420.9

Each year we perform a preliminary annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30. In the fourth quarter of each year, we update our preliminary assessment, once we finalize the long-term operating plan for the next fiscal year and certain other assumptions. We perform assessments more frequently if impairment indicators exist.

For our assessment, we determine the estimated fair value of each reporting unit as a function, or multiple, of EBITDA, combined with estimated future cash flows discounted at rates commensurate with prevailing rates of return within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses such as casinos. We determine the estimated fair values of our non-amortizing intangible assets by using the relief from royalty and excess earnings methods under the income approach.

Our preliminary annual impairment assessment as of September 30, 2011 did not result in any impairment charges. We finalized our annual impairment assessment during the fourth quarter of 2011 and, as a result of the final assessment, we recorded an impairment charge of $11.0 million, primarily as a result of adjustments to our long-term operating plan.

In 2010, due to weak economic conditions in certain gaming markets in which we operate, we performed an interim assessment of goodwill and other non-amortizing intangible assets for impairment in the second quarter. This analysis resulted in an impairment charge of $100.0 million. During the third quarter, we completed a preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, which resulted in an impairment charge of $44.0 million. We finalized our annual assessment during the fourth quarter, and, as a result of the final assessment, we recorded an impairment charge of $49.0 million, which brought the aggregate charges recorded for the year ended December 31, 2010 to $193.0 million. These impairment charges were primarily a result of adjustments to our long-term operating plan.

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

In March 2010, the Company paid $19.5 million to a former owner of Chester Downs for resolution of the final contingency associated with the Company’s purchase of additional interest in this property. This payment was recorded as goodwill. The acquisitions of Planet Hollywood and Thistledown Racetrack also added $36.5 million in goodwill during 2010. The acquisition of Playtika added $50.7 million in goodwill during 2011.

The table below summarizes our impairment charges for goodwill and other non-amortizing intangible assets:

	Year ended December 31,
(In millions)	2011	2010	2009
Goodwill	$3.0	$92.0	$1,445.3
Trademarks	8.0	20.0	106.7
Gaming rights and other	—	81.0	86.0

Total impairment of goodwill and other non-amortizing intangible assets	$11.0	$193.0	$1,638.0

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	December 31, 2011				December 31, 2010
(In millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	7.9	$1,456.7	$(492.4)	$964.3	$1,456.9	$(366.5)	$1,090.4
Contract rights	2.8	144.4	(52.3)	92.1	132.5	(85.6)	46.9
Patented technology	4.5	118.9	(45.9)	73.0	93.5	(34.1)	59.4
Gaming rights	12.5	42.8	(10.2)	32.6	42.8	(7.6)	35.2
Trademarks	1.1	7.8	(6.1)	1.7	7.8	(4.6)	3.2

		$1,770.6	$(606.9)	1,163.7	$1,733.5	$(498.4)	1,235.1

Non-amortizing intangible assets
Trademarks				1,908.7			1,916.7
Gaming rights				1,583.5			1,560.0

				3,492.2			3,476.7

Total intangible assets other than goodwill				$4,655.9			$4,711.8

In June 2010, the Company paid $16.5 million to the State of Pennsylvania for the right to operate table games at Harrah’s Chester. This payment was recorded as a non-amortizing intangible asset.

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the statement of operations and was $156.7 million, $160.8 million and $174.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated annual amortization expense for the years ending December 31, 2012, 2013, 2014, 2015, 2016, and thereafter is $159.9 million, $157.5 million, $147.3 million, $147.3 million, $135.5 million, and $416.2 million, respectively.

Note 6—Detail of Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
(In millions)	2011	2010
Payroll and other compensation	$227.3	$213.6
Self-insurance claims and reserves	209.2	215.7
Accrued taxes	147.4	133.2
Total Rewards liability	55.9	57.7
Other accruals	437.3	454.1

	$1,077.1	$1,074.3

Note 7—Debt

The following table presents our outstanding debt as of December 31, 2011 and 2010:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Dec. 31, 2011	Face Value at Dec. 31, 2011	Book Value at Dec. 31, 2011	Book Value at Dec. 31, 2010
Credit Facilities
Term Loans B1 - B3	2015	3.29%-3.58%	$5,000.5	$5,000.5	$5,815.1
Term Loan B4	2016	9.50%	980.0	961.2	968.3
Term Loan B5	2018	4.67%	1,222.7	1,218.2	—
Revolving Credit Facility	2014	4.75%	155.0	155.0	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095.0	2,054.6	2,049.7
CMBS Financing	2015*	3.28%	5,031.5	5,026.0	5,182.3
Second-Priority Senior Secured Notes	2018	12.75%	750.0	742.1	741.3
Second-Priority Senior Secured Notes	2018	10.00%	4,553.1	2,131.2	2,033.3
Second-Priority Senior Secured Notes	2015	10.00%	214.8	164.2	156.2
Chester Downs term loan	2016	12.38%	229.9	221.3	237.5
PHW Las Vegas Senior Secured Loan	2015**	3.14%	515.6	417.9	423.8
Linq/Octavius Senior Secured Loan	2017	9.25%	450.0	445.9	—
Other	Various	4.25%-6.0%	—	—	1.4
Subsidiary-guaranteed Debt
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.5%	8.6	8.6	10.5
Unsecured Senior Debt
5.375%	2013	5.375%	125.2	108.6	101.6
7.0%	2013	7.0%	0.6	0.6	0.6
5.625%	2015	5.625%	364.5	287.7	273.9
6.5%	2016	6.5%	248.7	190.6	183.8
5.75%	2017	5.75%	153.7	107.2	105.5
Floating Rate Contingent Convertible Senior Notes	2024	0.40%	0.2	0.2	0.2
Other Unsecured Borrowings
Special improvement district bonds	2037	5.30%	65.7	65.7	67.1
Other	Various	Various	0.4	0.4	1.0
Capitalized Lease Obligations
Various	to 2014	1.10%-9.49%	13.6	13.6	9.4

Total debt			22,657.9	19,799.9	18,841.1
Current portion of long-term debt			(45.3)	(40.4)	(55.6)

Long-term debt			$22,612.6	$19,759.5	$18,785.5

*	We are permitted to extend the maturity of the CMBS Financing from 2013 to 2015, subject to certain conditions described below, in connection with the amendment to the CMBS Facilities
**	On October 26, 2011, we exercised the option to extend the PHW Las Vegas senior secured loan to 2013. The loan contains an additional extension option to move its maturity from 2013 to 2015, subject to certain conditions described below.

As of December 31, 2011 and 2010, book values of debt are presented net of unamortized discounts, net of premiums, of $2,858.0 million and $3,006.6 million, respectively.

Our current maturities of debt include required interim principal payments on certain Term Loans, the Chester Downs term loan, the special improvement district bonds and capitalized lease obligations.

As of December 31, 2011, aggregate annual principal maturities for the four years subsequent to 2012, assuming all conditions to extend the maturities of the CMBS Financing and the PHW Las Vegas senior secured loan are met and such maturities are extended, were as follows: 2013, $170.7 million; 2014, $193.9 million; 2015, $11,123.6 million; and 2016, $1,856.9 million. These maturities do not reflect the debt offering and credit facility amendments that were completed in February 2012. See Note 22, “Subsequent Events” for more information.

Credit Agreement

In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing.

On May 20, 2011, CEOC amended its Credit Facilities to, among other things: (i) allow CEOC to buy back loans from individual lenders at negotiated prices at any time, which may be less than par, (ii) allow CEOC to extend the maturity of term loans or revolving commitments, as applicable, and for CEOC to otherwise modify the terms of loans or revolving commitments in connection with such an extension, and (iii) modify certain other provisions of the credit facilities. CEOC also extended its Credit Facilities by (i) converting $799.4 million of B-1, B-2 and B-3 term loans held by consenting lenders to B-5 term loans with an extended maturity date of January 28, 2018 and a higher interest rate with respect to such extended term loans (the “Extended Term Loans”) and (ii) converting $423.3 million of revolver commitments held by consenting lenders into Extended Term Loans.

As of December 31, 2011, our Credit Facilities provide for senior secured financing of up to $8,410.0 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $7,203.2 million with $5,000.5 million maturing on January 28, 2015, $980.0 million maturing on October 31, 2016 (the $980.0 million borrowing defined as the “Incremental Loans”), and $1,222.7 million maturing on January 28, 2018 and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,206.8 million, maturing January 28, 2014, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $5.9 million, with the balance due at maturity. A total of $7,358.2 million face amount of borrowings were outstanding under the Credit Facilities as of December 31, 2011, with $113.5 million of the revolving credit facility committed to outstanding letters of credit. After consideration of these borrowings and letter of credit commitments, $938.2 million of additional borrowing capacity was available to the Company under its revolving credit facility as of December 31, 2011.

On March 1, 2012, CEOC amended its Credit Facilities. See Note 22, “Subsequent Events” for more information.

CMBS Financing

The properties securing our commercial mortgage-backed securities (“CMBS properties”) originally borrowed $6,500.0 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Caesars Entertainment. The CMBS properties are Harrah’s Las Vegas, Rio, Flamingo Las Vegas, Harrah’s Atlantic City, Paris Las Vegas, and Harrah’s Laughlin.

On August 31, 2010, we executed an agreement with the lenders to amend the terms of our CMBS Financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”) the right to extend the maturity of the CMBS Loans by up to two years until February 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices, and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS properties at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions, and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS properties that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be canceled.

With respect to the CMBS Financing, the initial maturity date of this loan is February 13, 2013, with two successive 1-year extension options. The conditions to the first extension of the initial maturity date to February 13, 2014 (the “first extended maturity date”) are (i) no default or event of default on the initial maturity date, (ii) notice of the election of the extension, (iii) delivery of an officer’s certificate reaffirming and restating the representations and warranties in the loan agreements as of the initial maturity date, (iv) if the interest rate cap agreement then in effect is scheduled to mature prior to the first extended maturity date, the borrowers shall have obtained new or extended interest rate cap agreements extending the agreement through the first extended maturity date and (v) the borrowers shall have paid a 50 bps extension fee in respect of such extension. The conditions to the extension of the first extended maturity date to February 13, 2015 (the “second extended maturity date”) are (i) no default or event of default on the first extended maturity date, (ii) notice of the election of the extension, (iii) delivery of an officer’s certificate reaffirming and restating the representations and warranties in the loan agreements as of the first extended maturity date, (iv) if the interest rate cap agreement then in effect is scheduled to mature prior to the second extended maturity date, the borrowers shall have obtained new or extended interest rate cap agreements extending the agreement through the second extended maturity date and (v) the borrowers shall have paid a 50 bps extension fee in respect of such extension.

Pursuant to the terms of the amendment as initially agreed to in March 2010, we agreed to pay lenders selling CMBS Loans during the fourth quarter 2009 an additional $47.4 million for their loans previously sold, to be paid no later than December 31, 2010. This additional liability was recorded as a loss on early extinguishment of debt during the first quarter of 2010 and was paid during the fourth quarter of 2010.

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

As part of the amended CMBS Loan Agreement, in order to extend the maturity of the CMBS Loans under the extension option, we are required to extend our interest rate cap agreement to cover the two years of extended maturity of the CMBS Loans, with a maximum aggregate purchase price for such extended interest rate cap for $5.0 million. We funded the $5.0 million obligation on September 1, 2010, in connection with the closing of the amendment to the CMBS Loan Agreement.

PHW Las Vegas senior secured loan

In February 2010, CEOC acquired 100% of the equity interests of PHW Las Vegas, which owns the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of CEOC canceled certain debt issued by PHW Las Vegas’ predecessor entities. The outstanding amount is secured by the assets of PHW Las Vegas and is non-recourse to other subsidiaries of the Company.

In connection with the transaction and the assumption of debt, PHW Las Vegas entered into the Amended and Restated Loan Agreement with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). On October 26, 2011, we exercised the option to extend the PHW Las Vegas senior secured loan to 2013. The loan contains an additional extension option which, if exercised, would extend its maturity until April 2015. The conditions to extend the maturity date are (i) no default or event of default on the date that notice of the extension is given and on the first extended maturity date of December 9, 2013, (ii) notice of the election of the extension, (iii) the purchase of an interest rate cap (or provision of an acceptable alternative letter of credit or other support) with a strike price such that our Debt Service Coverage Ratio is at least 1.10:1.00 as of the first extended maturity date and (iv) the ratio of (a) the Adjusted Net Cash Flow (defined as gross income from operations less operating expenses less 3% of gross income from operations) for the trailing twelve calendar month period to (b) the outstanding principal balance of the loan as of the first extended maturity date is not less than 9%.

PHW Las Vegas is an unrestricted subsidiary of CEOC and, therefore, not a borrower under CEOC’s Credit Facilities. A subsidiary of CEOC manages the property for PHW Las Vegas for a fee.

PHW Las Vegas may, at its option, voluntarily prepay the loan in whole or in part upon twenty (20) days prior written notice to Lender. PHW Las Vegas is required to prepay the loan in (i) the amount of any insurance proceeds received by Lender for which Lender is not obligated to make available to PHW Las Vegas for restoration in accordance with the terms of the Amended and Restated Loan Agreement, (ii) the amount of any proceeds received from the operator of the timeshare property adjacent to the Planet Hollywood Resort and Casino, subject to the limitations set forth in the Amended and Restated Loan Agreement, and (iii) the amount of any excess cash remaining after application of the cash management provisions of the Amended and Restated Loan Agreement.

Octavius and Linq Projects

On April 25, 2011, the Company, together with certain indirect wholly-owned subsidiaries of CEOC (the “Borrowers”) entered into a credit agreement (the “Octavius/Linq Credit Agreement”) pursuant to which the Borrowers incurred financing to complete the Development. The Octavius/Linq Credit Agreement provides for a $450.0 million senior secured term facility (the “Term Facility”) with a six-year maturity, which is secured by all material assets of the Borrowers. The proceeds of the Term Facility were funded during the second quarter and are included as restricted cash on the Company’s balance sheet until drawn to pay for costs incurred in the Development. These funds are being used by the Borrowers to finance the Development and to pay fees and expenses incurred in connection with the Term Facility and the transactions related thereto.

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

In connection with the Development and the Term Facility, the Company contributed the existing Octavius Tower and related assets to one of the Borrowers, the book value of which was $312.0 million. In August 2011, the Company completed the contribution of the existing O’Shea’s casino (adjacent to the Flamingo Las Vegas) and related real property and other assets comprising the components of Project Linq to one of the Borrowers, the book value of which was $319.2 million. In connection with Project Octavius, one of the Borrowers leases the Octavius Tower to a wholly-owned subsidiary of CEOC. Upon completion of Project Linq, one of the Borrowers will lease the gaming space in Project Linq to a wholly-owned subsidiary of CEOC. The total lease payments will be $50.0 million annually once the Development is open. As described above, CEOC has guaranteed certain of the obligations of the lessees under the Project Octavius and Project Linq leases.

Pursuant to the Octavius/Linq Credit Agreement, the Company is required to make cash contributions to the Borrowers from time to time to fund a total equity commitment to the Development of $76.0 million. In addition, from time to time, the Company may be required to make additional cash contributions to the Borrowers to fund certain portions of the Development upon the occurrence of certain conditions. In addition to potential contributions pursuant to the Completion Guaranty, the Company has guaranteed all payments of interest under the Term Facility until the commencement of operations of the Octavius Tower and Project Linq and guaranteed the performance of the Borrowers of the first lien leverage ratio maintenance covenant (the “Performance Guarantee”) by agreeing, upon certain conditions, to make cash equity contributions to the Borrowers from time to time pursuant to the terms of the Term Facility. The maximum liability of the Company under the performance guarantee is $50.0 million. Except in the circumstances described above, neither the Company nor CEOC has any material obligations under the Term Facility, and the Term Facility is non-recourse to the Company or CEOC.

The Octavius/Linq Credit Agreement requires that the Borrowers maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes, and insurance. Amounts deposited into the specified reserve funds represent restricted cash. In addition, the Octavius/Linq Credit Agreement requires up to 50.0% of excess cash flow (as defined in the agreement), depending on the Senior Secured Leverage Ratio for that period, be applied to prepay the Term Facility.

Other Financing Transactions

On October 8, 2010, Chester Downs and Marina LLC (“Chester Downs”), a majority-owned subsidiary of CEOC and owner of Harrah’s Chester, amended its existing senior secured term loan facility to obtain an additional $40.0 million term loan. The additional loan has substantially the same terms as the existing term loan with respect to interest rates, maturity, and security. On February 3, 2012, Chester Downs issued $330.0 million of notes and repaid its term loan. See Note 22, “Subsequent Events,” for more information.

Exchange Offers, Debt Repurchases, and Open Market Purchases

From time to time, we may retire portions of our outstanding debt in open market purchases, privately negotiated transactions, or otherwise. These purchases will be funded through available cash from operations and from our established debt programs. Such purchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors.

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

In June 2010, Caesars Entertainment announced an agreement under which affiliates of each of Apollo, TPG, and Paulson were to exchange approximately $1,118.3 million face amount of debt for approximately 15.7% of the common equity of Caesars Entertainment, subject to regulatory approvals and certain other conditions. In connection with the transaction, the Sponsors and Paulson purchased approximately $835.4 million, face amount, of CEOC notes that were held by another subsidiary of Caesars Entertainment for aggregate consideration of approximately $557.0 million, including accrued interest. The notes that were purchased, together with $282.9 million face amount of notes they had previously acquired, were exchanged for equity in the fourth quarter of 2010. The notes exchanged for equity are held by a subsidiary of Caesars Entertainment and remain outstanding for purposes of CEOC. The exchange was accounted for as an equity transaction.

In February 2012, CEOC completed a private-placement note offering and amended its Credit Facilities as more fully described in Note 22, “Subsequent Events.”

Interest and Fees

Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans and the Extended Term Loans, bear interest at a rate equal to the then-current LIBOR rate, or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of December 31, 2011, the Credit Facilities, other than borrowings under the Incremental Loans and the Extended Term Loans, bore interest at LIBOR plus 300 basis points for the term loans. The revolver loan bore interest at LIBOR plus 300 basis points or the alternate base rate plus 200 basis points. The swingline loan bore interest at the alternate base rate plus 150 basis points.

Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0%; in each case plus an applicable margin. At December 31, 2011, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.

Borrowings under the Extended Term Loans bear interest at a rate equal to either the alternate base rate or the then-current LIBOR rate, plus an applicable margin. At December 31, 2011, borrowings under the Extended Term Loans bore interest at LIBOR plus 425 basis points.

In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of December 31, 2011, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points. Certain of the interest rates changed in conjunction with the amendment to the CEOC Credit Facilities described in Note 22, “Subsequent Events.”

We make monthly interest payments on our CMBS Financing. Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed-rate debt, have semi-annual interest payments, with the majority of those payments on June 15 and December 15.

The amount outstanding under the PHW Las Vegas senior secured loan bears interest at a rate per annum equal to LIBOR plus 2.859%. A subsidiary of CEOC owns interest-only participations in a portion of the PHW Las Vegas senior secured loan that bear interest at a fixed rate equal to 1.59% per year.

The Linq/Octavius Term Facility bears interest at a rate equal to either the alternate base rate, plus an applicable margin or the greater of (i) the then-current LIBOR rate or (ii) 1.25%, in each case plus an applicable margin. At December 31, 2011, borrowings under the agreement bore interest at the minimum base rate of 1.25%, plus 800 basis points.

Collateral and Guarantors

CEOC’s Credit Facilities are guaranteed by Caesars Entertainment and are secured by a pledge of CEOC’s capital stock and by substantially all of the existing and future property and assets of CEOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of CEOC’s material, wholly-owned domestic subsidiaries and 65.0% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. The following casino properties have mortgages under the Credit Facilities:

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

In connection with PHW Las Vegas’ Amended and Restated Loan Agreement, Caesars Entertainment entered into a Guaranty Agreement (the “Guaranty”) for the benefit of the Lender, pursuant to which Caesars Entertainment guaranteed to the Lender certain recourse liabilities of PHW Las Vegas. Caesars Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million, provided that such recourse liabilities of PHW Las Vegas do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by, Caesars Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Company, to the full extent of the actual benefit received by the Company. Pursuant to the Guaranty, Caesars Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.

Restrictive Covenants and Other Matters

The Credit Facilities require compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting CEOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans, and advances; (v) consolidate, merge, sell, or otherwise dispose of all or any part of its assets or to purchase, lease, or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws, and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as “Designated Senior Debt.”

Caesars Entertainment is not bound by any financial or negative covenants contained in CEOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of CEOC.

All borrowings under the senior secured revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under our new senior secured credit facilities without ratably securing the retained notes.

The PHW Las Vegas senior secured loan requires that the Company maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes, and insurance. Certain amounts deposited into the specified reserve funds represent restricted cash.

Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Specifically, CEOC’s senior secured credit facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to LTM Adjusted EBITDA—Pro Forma—CEOC Restricted. This ratio excludes $2,095.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted cash on hand. As of December 31, 2011, CEOC’s senior secured leverage ratio was 4.32 to 1.0.

In addition, certain covenants contained in CEOC’s senior secured credit facilities and indentures covering its second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA—Pro Forma—CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA—Pro Forma—CEOC Restricted) of no more than 4.5 to 1.0 and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA—Pro Forma—CEOC Restricted) of no more than 7.25 to 1.0. As of December 31, 2011, CEOC’s total first priority secured leverage ratio and consolidated leverage ratio were 5.80 to 1.0 and 11.15 to 1.0, respectively. For the year ended December 31, 2011, CEOC’s earnings were insufficient to cover fixed charges by $342.3 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio and consolidated leverage ratio described in this paragraph are not maintenance covenants.

The CMBS Financing includes negative covenants, subject to certain exceptions, restricting or limiting the ability of the borrowers and operating companies under the CMBS Financing to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) make certain investments, loans, and advances; (iv) consolidate, merge, sell, or otherwise dispose of all or any part of its assets or to purchase, lease, or otherwise acquire all or any substantial part of assets of any other person; (v) enter into certain transactions with its affiliates; (vi) engage in any business other than the ownership of the properties and business activities ancillary thereto; and (vi) amend or modify the articles or certificate of incorporation, by-laws, and certain agreements.

The CMBS Financing also includes affirmative covenants that require the CMBS properties to, among other things, maintain the borrowers as “special-purpose entities”, maintain certain reserve funds in respect of furniture, fixtures, and equipment, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. Amounts deposited into the specified reserve funds represent restricted cash.

In addition, the CMBS Financing obligates the CMBS properties to apply excess cash flow in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS properties that may be distributed to Caesars Entertainment. For example, the CMBS properties are required to use 100.0% of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Caesars Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Caesars Entertainment is limited to 85.0% of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100.0% of excess cash flow for such quarter and $31.3 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS properties will need to be applied to such amortization and will not be available for distribution to Caesars Entertainment.

Note 8—Derivative Instruments

Derivative Instruments - Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2011, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of December 31, 2011 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of Dec. 31, 2011	Next Reset Date	Maturity Date
	(In millions)
April 25, 2011	$250.0	1.351%	0.294%	January 25, 2012	January 25, 2015
April 25, 2011	250.0	1.347%	0.294%	January 25, 2012	January 25, 2015
April 25, 2011	250.0	1.350%	0.294%	January 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.233%	0.418%	January 25, 2012	January 25, 2015
April 25, 2011	1,000.0	3.315%	0.418%	January 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.915%	0.418%	January 25, 2012	January 25, 2015
April 25, 2011	1,000.0	3.385%	0.418%	January 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.935%	0.418%	January 25, 2012	January 25, 2015

The variable rate received on our interest rate swap agreements did not materially change as a result of the January 25, 2012 reset.

During the second quarter of 2011, the Company completed transactions to amend and extend certain swap contracts. Prior to the amendment, a $1,000.0 million swap had a fixed payment rate of 4.172% and a maturity date of April 25, 2012. Two $2,000.0 million swaps were split into four $1,000.0 million tranches. The previous terms included fixed payment rates of 4.276% and 4.263% and maturity dates of April 25, 2013. The amended payment rates and maturity dates are shown in the table above.

In December 2011, the Company amended the terms of two $1,000.0 million swap contracts with a corresponding change in the elected interest rate on $2,000.0 million of term loans. Effective January 25, 2012 through January 25, 2014, the variable rate received on the swaps changes from three-month to one-month LIBOR, and the fixed payment rate is reduced by 12 basis points. In connection with the amendment, the Company determined that it was not probable that previously forecasted transactions would occur on all interest rate swaps. Therefore, we removed the cash flow hedging designation for all of our interest rate swap agreements and were required to reclassify $183.2 million of deferred losses recorded in AOCL into interest expense. Prior to removing the cash flow hedging designation, we amortized $51.2 million of deferred losses frozen in AOCL to interest expense for the year ended December 31, 2011. Any future changes in fair value of the swap agreements will be recognized in interest expense during the period in which the changes in value occur. In January 2012, the Company amended the terms of three $1,000.0 million notional value interest rate swap contracts. See Note 22, “Subsequent Events” for more information.

Derivative Instruments - Interest Rate Cap Agreements

In January 2008, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective January 28, 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5%. The interest rate cap was designated as a cash flow hedging instrument for accounting purposes on May 1, 2008.

In 2009, we began purchasing and extinguishing portions of the CMBS Financing. The hedging relationship between the CMBS Financing and the interest rate cap remained effective subsequent to each debt extinguishment. In connection with the extinguishments, we reclassified deferred losses out of AOCL and into interest expense associated with the hedge for which the forecasted future transactions are no longer probable of occurring.

On January 31, 2010, we removed the cash flow hedge designation for the $6,500.0 million interest rate cap, freezing the amount of deferred losses recorded in AOCL associated with the interest rate cap. Beginning February 1, 2010, we began amortizing deferred losses frozen in AOCL into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the year ended December 31, 2011, we recorded $20.9 million as an increase to interest expense, and we will record an additional $20.9 million as an increase to interest expense and AOCL over the next twelve months, all related to deferred losses on the interest rate cap.

On January 31, 2010, we re-designated $4,650.2 million of the interest rate cap as a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

On April 5, 2010, as required under the PHW Las Vegas Amended and Restated Loan Agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement was for a notional amount of $554.3 million at a LIBOR cap rate of 5.0% and matured on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes. On May 1, 2011, we removed the cash flow hedging designation for the interest rate cap agreement. On December 9, 2011, we entered into a new interest rate cap agreement for a notional amount of $517.7 million at a LIBOR cap rate of 7.0% and matures on December 9, 2013. Any change in fair value is recognized in interest expense during the period in which the change in value occurs.

Derivative Instruments – Impact on Financial Statements

The following table represents the fair values of derivative instruments in the Consolidated Balance Sheets as of December 31:

	Asset Derivatives				Liability Derivatives
	2011		2010		2011		2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest Rate Swaps		$—		$—		$—	Accrued expenses	$(21.6)
Interest Rate Swaps		—	Deferred charges and other	11.6		—	Deferred credits and other	(305.5)
Interest Rate Caps		—	Deferred charges and other	3.7		—		—

Subtotal		—		15.3		—		(327.1)

Derivatives not designated as hedging instruments
Interest Rate Swaps		—		—	Deferred credits and other	(336.1)	Deferred credits and other	(32.2)
Interest Rate Caps		—	Deferred charges and other	1.5		—		—

Subtotal		—		1.5		(336.1)		(32.2)

Total Derivatives		$—		$16.8		$(336.1)		$(359.3)

The following table represents the effect of derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)			Location of (Gain) or Loss Reclassified From AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)			Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest Rate Contracts	$64.3	$99.2	$20.9	Interest Expense	$265.7	$36.3	$15.1	Interest Expense	$(53.4)	$(76.6)	$(7.6)

(In millions)	Location of (Gain) or Loss Recognized in Net Loss	Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments		2011	2010	2009
Interest Rate Contracts	Interest Expense	$(16.9)	$1.9	$(7.6)

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the years ended December 31, 2011, 2010 and 2009 by approximately $201.1 million, $265.8 million and $214.2 million, respectively.

At December 31, 2011, our variable-rate debt, excluding $5,750.0 million of variable-rate debt hedged using interest rate swap agreements, represents 35% of our total debt, while our fixed-rate debt is 65% of our total debt.

Note 9—Stockholders’ Equity

Preferred stock conversion

In February 2010, the Board of Directors approved revisions to the Certificate of Designation for the Non-Voting Perpetual Preferred Stock to eliminate dividends (including all existing accrued but unpaid dividends totaling $717.2 million at the revision approval date) and to specify that the conversion right of the Non-Voting Perpetual Preferred Stock be at the original value of the Company’s non-voting common stock. In March 2010, Hamlet Holdings LLC (the then holder of all of the Company’s voting common stock) and holders of a majority of our Non-Voting Perpetual Preferred Stock approved the revisions to the Certificate of Designation. In March 2010, the holders of a majority of our Non-Voting Perpetual Preferred Stock voted to convert all of the non-voting preferred stock to non-voting common stock at the revised conversion rate.

Voting Rights

On November 22, 2010, the Company amended its Certificate of Incorporation to (i) convert each share of the economic non-voting common stock into one share of newly-created economic voting common stock, par value $0.01 per share and (ii) cancel each share of non-economic voting common stock. The holders of common stock shall be entitled to one vote per share on all matters to be voted on by the stockholders of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of common stock shall receive a pro rata distribution of any remaining assets after payment of or provision for liabilities and the liquidation preference on preferred stock, if any.

Note 10—Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss (“AOCL”) consists of the following:

	As of December 31,
(In millions)	2011	2010
Net unrealized losses on derivative instruments, net of tax	$(26.8)	$(139.3)
Unrealized gains/losses on investments, net of tax	3.1	1.6
Defined benefit plan adjustments, net of tax	(66.6)	(27.1)
Foreign currency translation, net of tax	(6.1)	(4.0)

	$(96.4)	$(168.8)

Note 11—Write-downs, Reserves, Recoveries, and Project Opening Costs

Write-downs, reserves, recoveries, and project opening costs include various pre-tax charges to record long-lived tangible asset impairments, contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, recoveries of previously recorded non-routine reserves, and other non-routine transactions. The components of write-downs, reserves, recoveries, and project opening costs are as follows:

(In millions)	2011	2010	2009
Write-downs, reserves, and recoveries:
Efficiency projects	$46.6	$1.4	$34.8
Loss/(gain) on divested or abandoned assets	32.3	29.0	(4.0)
Remediation costs	11.0	42.7	39.3
Litigation reserves, awards, and settlements	3.2	20.9	(23.5)
Write-down of long-term note receivable	—	52.2	—
Impairment of long-lived tangible assets	—	—	59.3
Other	(1.8)	1.4	2.0

Total write-downs, reserves, and recoveries	91.3	147.6	107.9
Project opening costs	4.7	2.1	3.6

Total write-downs, reserves, recoveries, and project opening costs	$96.0	$149.7	$111.5

Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at stream lining corporate and operating functions to achieve cost savings and efficiencies. The costs recorded in 2011 relate to cost saving initiatives proposed as part of Project Renewal, a program to streamline our operations that was launched during the fourth quarter of 2010. In 2009, the majority of the costs incurred related to the closing of the office in Memphis, Tennessee, which previously housed certain corporate functions.

Loss/(gain) on divested or abandoned assets represents credits or costs associated with various projects that are determined to no longer be viable. Loss on divested or abandoned assets for 2011 included charges of $28.2 million to write off specific assets as a result of the termination of a development stage project in Spain. Loss on divested or abandoned assets for 2010 primarily related to write-offs of specific assets associated with certain capital projects no longer expected to be completed in the Las Vegas and Atlantic City regions. During 2009, associated with its closure and ultimate liquidation, we wrote off the assets and liabilities on one of our London Club properties. Because the assets and liabilities were in a net liability position, a pre-tax gain of $9.0 million was recognized in the fourth quarter of 2009. The recognized gain was partially offset by charges related to other projects.

Remediation costs relate to projects at certain of our Las Vegas properties.

Litigation reserves, awards, and settlements include costs incurred or reversed as a result of the Company’s involvement in various litigation matters, including contingent losses. During 2010, we recorded a $25.0 million charge related to the Hilton matter, which is more fully discussed in Note 14, “Commitments and Contingent Liabilities.” During 2009, an approximate $30.0 million legal judgment against the Company was vacated by court action. This amount was previously charged to write-downs, reserves, and recoveries in 2006 and was reversed accordingly upon the vacated judgment. The reversal was partially offset by expenses incurred during 2009 related to other ongoing litigation matters.

For 2010, we recorded a $52.2 million write-down on a long-term note receivable related to land and pre-development costs contributed to a venture for development of a casino project in Philadelphia with which we were involved. In April 2010, the proposed operator for the project withdrew from the project and the Pennsylvania Gaming Control Board commenced proceedings to revoke the license for the project. As a result, we fully reserved the note.

For 2009, we recorded impairment charges related to long-lived tangible assets of $59.3 million. The majority of the charge was related to the Company’s office building in Memphis, Tennessee, due to the relocation to Las Vegas, Nevada of those corporate functions formerly performed at that location.

Note 12—Income Taxes

The components of (loss)/income before income taxes and the related (benefit)/provision for U.S. and other income taxes were as follows:

	$(1,196.2)	$(1,196.2)	$(1,196.2)
(Loss)/Income before Income Taxes
(In millions)	2011	2010	2009

United States	$(1,196.2)	$(1,263.7)	$2,533.0
Outside of the U.S.	22.6	(28.3)	(34.8)

	$(1,173.6)	$(1,292.0)	$2,498.2

	$(1,196.2)	$(1,196.2)	$(1,196.2)
Income Tax (Benefit)/Provision
(In millions)	2011	2010	2009
United States
Current
Federal	$(1.0)	$(215.1)	$—
State	(16.4)	(7.7)	24.4
Deferred
Federal	(426.2)	(200.6)	1,461.4
State	(65.0)	(56.5)	147.8
Outside of the U.S.
Current	8.7	10.4	11.6
Deferred	(7.0)	0.8	6.6

	$(506.9)	$(468.7)	$1,651.8

Total income taxes were allocated as follows:

(In millions)	2011	2010	2009
Income tax (benefit)/provision on (loss)/income before taxes	$(506.9)	$(468.7)	$1,651.8
Accumulated other comprehensive income/(loss)	70.9	(10.5)	(3.3)
Retained earnings	6.0	—	—
Additional paid in capital	11.6	—	54.7

The tax provision of $70.9 million allocated to accumulated other comprehensive income/(loss) in 2011 was primarily comprised of $117.3 million related to the reclassification of losses on derivative instruments from accumulated other comprehensive loss to interest expense, offset by tax benefits of $28.4 million related to the change in fair market value of derivatives and $19.2 million related to foreign currency translation adjustments. The tax impact for the components of accumulated other comprehensive income/(loss) in 2010 and 2009 were immaterial both individually and in the aggregate.

Income taxes allocated to retained earnings represent the impact of the change in accounting related to accruals for casino jackpot liabilities.

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of income/(loss) before taxes were as follows:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	9.4	5.8	7.2
Valuation allowance	(7.0)	(3.4)	(3.9)
Foreign income taxes	2.6	1.0	0.9
Goodwill	0.1	(2.3)	19.8
Officers’ life insurance/insurance proceeds	(0.3)	0.2	(0.3)
Acquisition and integration costs	—	—	2.6
Reserves for uncertain tax positions	(0.2)	(0.1)	4.5
Deferred tax liability adjustment	3.3	—	—
Other	0.3	0.1	0.3

Effective tax rate	43.2%	36.3%	66.1%

The Company’s tax provision and net deferred tax liability, for the year ending December 31, 2011, reflects adjustments to correct errors in the deferred tax liabilities primarily related to transaction costs incurred in connection with the acquisition in 2008 which were incorrectly recorded in 2008, and not properly adjusted upon the 2009 receipt of the final transaction cost reports. See Note 1, “Summary of Significant Accounting Policies—Error Corrections and Reclassifications,” for more information.

The major components of the deferred tax assets and liabilities in our Consolidated Balance Sheets as of December 31 were as follows:

(In millions)	2011	2010
Deferred tax assets
State net operating losses	$155.9	$133.7
Foreign net operating losses	35.4	29.7
Federal net operating loss	617.7	371.9
Compensation programs	112.0	90.3
Allowance for doubtful accounts	112.2	105.5
Self-insurance reserves	28.4	17.9
Accrued expenses	57.0	60.1
Federal tax credits	22.4	16.5
Federal indirect tax benefits of uncertain state tax positions	59.6	65.6
Other	57.2	19.5

Subtotal	1,257.8	910.7
Less: valuation allowance	210.7	122.2

Total deferred tax assets	1,047.1	788.5

Deferred tax liabilities
Depreciation and other property-related items	2,540.8	2,499.7
Deferred cancellation of debt income and other debt-related items	1,983.1	2,107.0
Management and other contracts	8.2	14.2
Intangibles	1,517.5	1,576.5
Prepaid expenses	28.1	37.4
Investments in non-consolidated affiliates	(3.0)	1.6

	6,074.7	6,236.4

Net deferred tax liability	$5,027.6	$5,447.9

Deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

(In millions)	2011	2010
Assets:
Deferred income taxes (current)	$170.5	$175.8

Liabilities:
Deferred income taxes (non-current)	$5,198.1	$5,623.7

Net deferred tax liability	$5,027.6	$5,447.9

As of December 31, 2011 and 2010, the Company had federal net operating loss (“NOL”) carryforward of $2,022.3 million and $1,358.0 million, respectively. This NOL will begin to expire in 2029. The federal NOL carryforward per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to application of ASC Topic 740, the federal NOL carryforwards reflected in the income tax returns, as filed, are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. In addition, the Company had federal general business tax credits carryforward of $17.2 million which will begin to expire in 2029. As of December 31, 2011, no valuation allowance has been established for the Company’s federal NOL carryforward or general business tax credits carryforward deferred tax assets because the Company has sufficient future tax liabilities arising within the carryforward periods. However, the Company will continue to assess the need for an allowance in future periods.

NOL carryforwards for the Company’s subsidiaries for state income taxes were $5,878.8 million and $5,323.2 million as of December 31, 2011 and 2010, respectively. The state NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to application of ASC 740, they are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. We anticipate that state NOLs in the amount of $14.9 million will expire in 2012. The remainder of the state NOLs will expire between 2013 and 2031.

NOL carryforwards of the Company’s foreign subsidiaries were $139.8 million and $108.9 million for the years ended December 31, 2011 and 2010, respectively. The majority of these foreign NOLs have an indefinite carryforward period but are subject to a full valuation allowance as the Company believes these assets do not meet the “more likely than not” criteria for recognition under ASC 740.

As of December 31, 2011 and 2010, the Company had foreign tax credit carryforwards of $5.2 million. During 2010, the Company amended its 2005 federal tax return to deduct $22.4 million of the foreign tax credits which were projected to expire in 2015. The remaining foreign tax credit carryforward of $5.2 million is projected to expire unused in 2012 as the Company does not project to have sufficient future foreign source income in order to utilize this carryforward.

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is estimated to total $42.5 million at December 31, 2011. The additional deferred taxes that have not been provided is estimated at $8.8 million at December 31, 2011.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2009	$136.0
Additions based on tax positions related to the current year	123.0
Additions for tax positions of prior years	139.0
Reductions for tax positions for prior years	(3.0)
Settlements	(13.0)
Expiration of statutes	(20.0)

Balance at December 31, 2009	$362.0
Additions based on tax positions related to the current year	8.8
Additions for tax positions of prior years	224.2
Reductions for tax positions for prior years	(26.5)
Settlements	—
Expiration of statutes	(1.1)

Balance at December 31, 2010	$567.4
Additions based on tax positions related to the current year	4.2
Additions for tax positions of prior years	2.0
Reductions for tax positions for prior years	(36.4)
Settlements	—
Expiration of statutes	(4.9)

Balance at December 31, 2011	$532.3

We classify reserves for tax uncertainties within “Accrued expenses” and “Deferred credits and other” in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. The increases in the year ended December 31, 2011, 2010 and 2009 related to costs associated with the Acquisition, cancellation of indebtedness income, cost recovery related to capital and non capital expenditures and other identified uncertain tax positions.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We accrued approximately $19 million, $10 million, and $9 million during 2011, 2010, and 2009, respectively. In total, we have accrued balances of approximately $80 million, $64 million, and $54 million for the payment of interest and penalties at December 31, 2011, 2010, and 2009, respectively. Included in the balance of unrecognized tax benefits at December 31, 2011, 2010, and 2009 are $287 million, $312 million, and $255 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. The IRS audit of our 2008 federal income tax year concluded during the quarter ended June 30, 2010. The IRS proposed an adjustment to our cancellation of debt income tax position which we appealed. We are currently awaiting the final results of our appeals process. As a result of a possible settlement of the issue under appeal, it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2011 will decrease by a range of $0 to $70 million in the next twelve months. Any settlement will have no impact on the Company’s effective tax rate.

During 2011, the IRS commenced an audit of the Company’s 2009 federal income tax return. We are also subject to exam by various state and foreign tax authorities. Tax years prior to 2005 are generally closed for foreign and state income tax purposes as the statutes of limitations have lapsed. However, various subsidiaries could be examined by the New Jersey Division of Taxation for tax years beginning with 1999 due to our execution of New Jersey statute of limitation extensions.

It is reasonably possible that our other unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or settlements. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.

Note 13—Fair Value Measurements

The fair value hierarchy defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. The fair value hierarchy establishes three tiers, which prioritize the inputs used in measuring fair value as follows:

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

Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecast cash flows) inputs. See Note 5, “Goodwill and Other Intangible Assets,” for more information on the application of the use of fair value methodology to measure goodwill and other intangible assets.

Entities are permitted to choose to measure certain financial instruments and other items at fair value. We have not elected the fair value measurement option for any of our assets or liabilities that meet the criteria for this option.

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value:

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2011
Assets:
Investments	$108.4	$106.9	$1.5	$—
Liabilities:
Derivative instruments	(336.1)	—	(336.1)	—
December 31, 2010
Assets:
Investments	$95.4	$92.7	$2.7	$—
Derivative instruments	16.8	—	16.8	—
Liabilities:
Derivative instruments	(359.3)	—	(359.3)	—

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Investments – Investments consist of debt and equity securities with maturity dates greater than 90 days at the date of the security’s acquisition. The majority of these securities are traded in active markets, have readily determined market values, and use Level 1 inputs. Securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. All of these investments are included in either prepayments and other current assets or deferred charges and other in our Consolidated Balance Sheets.

The fair value of investments in marketable securities were as follows:

(In millions)	December 31, 2011	December 31, 2010
Corporate bonds	$1.5	$2.7
Equity securities	2.4	2.6
Government bonds	102.5	88.0
Mortgaged-backed securities	—	0.1
Other liquid investments	2.0	2.0

Total Investments	$108.4	$95.4

Gross unrealized gains and losses on marketable securities at December 31, 2011 and 2010 were not material.

Derivative instruments – The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in either deferred charges and other, or deferred credits and other, in our Consolidated Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 8, “Derivative Instruments” for more information.

Items Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of December 31, 2011, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of December 31, 2011, the Company’s outstanding debt had a fair value of $18,381.6 million and a carrying value of $19,799.9 million.

Note 14—Commitments and Contingent Liabilities

Contractual Commitments

We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, and development completion guarantees.

The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to contracts for the three managed, Indian-owned facilities is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

During 2011, the Eastern Band of Cherokee Indians renewed our management agreement for Harrah’s Cherokee in North Carolina via an amendment (the “Cherokee amendment”) that includes a seven-year term. The Cherokee amendment was approved by the National Indian Gaming Commission in September 2011.

The table below gives the location and expiration date of the current management contracts for our three Indian-owned casino properties as of December 31, 2011.

Casino	Location	Expiration of Management Agreement
Harrah’s Rincon	near San Diego, California	November 2013
Harrah’s Cherokee	Cherokee, North Carolina	November 2018
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2014

In addition to the guarantees discussed above, we had total aggregate non-cancelable purchase obligations of $921.7 million as of December 31, 2011.

Contingent Liability - Nevada Sales and Use Tax

The Supreme Court of Nevada decided in early 2008 that food purchased for subsequent use in the provision of complimentary and/or employee meals is exempt from use tax. Previously, such purchases were subject to use tax and the Company has claimed, but not recognized into earnings, a use tax refund totaling $32.2 million, plus interest, as a result of the 2008 decision. In early 2009, the Nevada Department of Taxation audited our refund claim, but has taken the position that those same purchases are now subject to sales tax; therefore, they subsequently issued a sales tax assessment totaling $27.4 million plus interest after application of our refund on use tax. While we have established certain reserves against possible loss on this matter, we believe that the Nevada Department of Taxation’s position has no merit, and we moved the matter to a procedural, administrative hearing before a Nevada Department of Taxation administrative law judge.

On October 21, 2010, the administrative law judge (“ALJ”) issued a decision and ruled in our favor on a number of key issues. Although both the Company and the Nevada Department of Taxation filed an appeal of the decision with the Nevada Tax Commission, the case was returned to the ALJ for further factual development and the Company is awaiting the ALJ’s supplemental ruling. Once all administrative remedies have been exhausted, the Company may seek relief from the state judiciary.

Recently, another gaming company, with a similar case, was issued an adverse ruling from both the ALJ and Nevada Tax Commission.

Contingent Liability - Employee Benefit Obligations

In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc., and the Company acquired Caesars Entertainment, Inc. in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan’s benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants’ service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. Thereafter, the Court required the parties to attempt to agree on a remedies determination and further required the parties to submit briefs to the Court in support of their positions. On September 7, 2010, the Court issued an opinion resolving certain of Hilton’s and the plaintiffs’ issues regarding a remedies determination and requiring the parties to confer and take other actions in an effort to resolve the remaining issues. On July 28 and 29, 2011, the Court held a hearing to address the remaining remedy issues and on August 31, 2011, the Court issued a Memorandum Opinion and a final Order (the “Order”). In the Order, the Court ordered, among other things, Hilton to award back payments and commence increased benefits for all class members no later than January 1, 2012 or, in the case of any individual benefit or vesting disputes, within 30 days after the final dispute resolution by the Court. On September 28, 2011, Hilton filed a Motion for Reconsideration to ask the Court to reconsider certain aspects of the Order. On September 30, 2011, Hilton filed a Notice of Appeal to appeal all aspects of the Order and all other orders in the case to the United States Court of Appeals for the District of Columbia Circuit and on December 20, 2011, plaintiffs filed a cross-appeal. On November 28, 2011, Hilton filed a motion to stay the implementation of the backloading remedy pending the appeal and on January 19, 2012, the Court granted Hilton’s motion contingent upon Hilton posting a bond of $75.8 million by no later than February 21, 2012. Prior to the Court’s 2010 opinion, we were advised by counsel for the defendants that the plaintiffs estimated that the damages are in the range of $180.0 million to $250.0 million. Counsel for the defendants further advised that approximately $50.0 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.

The Company received a letter from Hilton dated October 7, 2009 notifying the Company for the first time of this lawsuit and alleging that the Company has potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, the Company believes its maximum potential exposure is approximately 30.0 percent to 33.0 percent of the amount ultimately awarded as damages. The Company is not a party to the proceedings between the plaintiffs and the defendants and has not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, the Company does not have access to information sufficient to enable the Company to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between are representative of the Company and a representative of the defendants, the Company believes it is probable that damages will be at least $80.0 million and, accordingly, the Company recorded a charge of $25.0 million in accordance with ASC 450, Contingencies, during the second quarter 2010 in relation to this matter. The Company has not changed its belief respecting the damages which maybe awarded in this lawsuit as a result of the 2010 opinion of the Court or the Order. The Company also continues to believe that it may have various defenses if a claim under the Allocation Agreement is asserted against the Company, including defenses as to the amount of damages. Because the Company has not had access to sufficient information regarding this matter, we cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation, employee medical coverage, and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2011 and 2010, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $209.2 million and $215.7 million, respectively.

Note 15—Leases

We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases, for accounting purposes. At December 31, 2011, the remaining lives of our operating leases ranged from one to 86 years, with various automatic extensions totaling up to 82 years.

Rental expense, net of income from subleases, is associated with operating leases for continuing operations and is charged to expense in the year incurred. Net rental expense is included within each line of the Statements of Operations dependent upon the nature or use of the assets under lease. Total net rental expense was as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Noncancelable
Minimum	$102.3	$90.4	$78.7
Contingent	2.4	3.7	4.1
Sublease	(0.9)	(1.6)	(0.9)
Other	77.4	71.5	55.5

	$181.2	$164.0	$137.4

Our future minimum rental commitments as of December 31, 2011 are as follows:

(In millions)	Noncancelable Operating Leases
2012	$85.4
2013	77.9
2014	65.7
2015	61.1
2016	60.1
Thereafter	1,818.5

Total minimum rental commitments	$2,168.7

In addition to these minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

Note 16—Litigation

The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 17—Supplemental Cash Flow Information

The increase/(decrease) in cash and cash equivalents due to the changes in long-term and working capital accounts were as follows:

(In millions)	2011	2010	2009
Long-term accounts
Deferred charges and other	$52.0	$58.2	$(128.7)
Deferred credits and other	(123.5)	(70.5)	203.4

Net change in long-term accounts	$(71.5)	$(12.3)	$74.7

Working capital accounts
Receivables	$(87.3)	$(59.6)	$52.1
Inventories	5.5	3.3	9.7
Prepayments and other	39.0	(21.7)	40.0
Accounts payable	16.5	(17.8)	(47.8)
Accrued expenses	0.2	(54.8)	(171.4)

Net change in working capital accounts	$(26.1)	$(150.6)	$(117.4)

Significant non-cash transactions in 2011 included the impairment of goodwill and other non-amortizing intangible assets discussed in Note 5, “Goodwill and Other Intangible Assets,” the change between the pre- and post-modification fair values related to the interest rate swap blend and extend transactions in April and June and the de-designation of certain interest rate swaps during 2011, both discussed in Note 8, “Derivative Instruments,” the write off of specific assets as a result of the termination of a development stage project in Spain discussed in Note 11, “Write-downs, Reserves, Recoveries, and Project Opening Costs,” and an adjustment to the accrued jackpot liability, and the corresponding cumulative effect adjustment to Accumulated Deficit, resulting from the adoption of the provision of new accounting requirements, as further discussed in Note 2, “Recently Issued Accounting Pronouncements.”

Significant non-cash transactions in 2010 included the impairment of goodwill and other non-amortizing intangible assets discussed in Note 5, “Goodwill and Other Intangible Assets,” the first quarter 2010 conversion of preferred shares into common shares and the elimination of cumulative dividends on such preferred shares, the second quarter 2010 write-down of long-term note receivable and contingent liability charge discussed in Note 11, “Write-downs, Reserves, Recoveries, and Project Opening Costs,” and the fourth quarter 2010 exchange of debt for equity discussed in Note 7, “Debt.”

Significant non-cash transactions in 2009 included the Company’s accrued, but unpaid, dividends on its preferred shares of $354.8 million, the impairment of goodwill and other non-amortizing intangible assets discussed in Note 5, “Goodwill and other Intangible Assets,” the April 2009 debt exchange transaction discussed in Note 7, “Debt,” and the impairment of long-lived tangible assets and the litigation reserve adjustment, both of which are discussed in Note 11, “Write-downs, Reserves, Recoveries, and Project Opening Costs.”

Cash Paid for Interest and Taxes

The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Statements of Operations, to cash paid for interest.

(In millions)	2011	2010	2009
Interest expense, net of interest capitalized(a)	$2,122.3	$1,981.6	$1,892.5
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(12.5)	(12.8)	248.4
Amortization of deferred finance charges	(70.3)	(76.4)	(126.8)
Net amortization of discounts and premiums	(157.2)	(163.7)	(128.2)
Reclassification from accumulated other comprehensive loss	(183.2)	—	—
Amortization of accumulated other comprehensive loss	(83.3)	(36.3)	(18.2)
Rollover of PIK interest to principal	(1.1)	(1.0)	(62.8)
Change in accrual (related to PIK interest)	—	—	(40.1)
Change in fair value of derivative instruments	70.3	74.7	7.6

Cash paid for interest	$1,685.0	$1,766.1	$1,772.4

Cash payments/(receipts) for income taxes, net (a)	$5.4	$(190.2)	$31.0

(a)	Interest capitalized in 2011, 2010, and 2009 was $22.8 million, $1.4 million, and $32.4 million, respectively.
(b)	The 2010 net receipt includes $220.8 million of federal income tax refund received, offset by other federal, state, and foreign taxes paid during the year.

Note 18—Employee Benefit Plans

We have established a number of employee benefit programs for purposes of attracting, retaining, and motivating our employees. The following is a description of the basic components of these programs as of December 31, 2011.

Share-based Compensation Plans

Our stock-based compensation expense consists primarily of time-based and performance-based options that have been granted to management, other personnel and key service providers. The Company has recognized compensation expense associated with its stock-based employee compensation programs

In 2010 the Human Resources Committee of the Board of Directors of the Company adopted an amendment to the Company’s Management Equity Incentive Plan (the “Plan”) to revise the vesting hurdles for performance-based options under the Plan. The performance options vest if the return on investment in the Company of TPG, Apollo, and their respective affiliates and co-investors (the “Majority Stockholders”) achieves a specified return. Previously, 50.0% of the performance-based options vested upon a 2.0X return and 50.0% vested upon a 3.0X return. The triggers were revised to 1.5X and 2.5X, respectively. In addition, a pro-rata portion of the 2.5X options will vest if the Majority Stockholders achieve a return on their investment that is greater than 2.0X, but less than 2.5X. The pro-rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5X options depending upon the level of returns that the Majority Stockholders realize between 2.0X and 2.5X.

In July 2011, the Human Resources Committee of the Board of Directors of the Company approved amendments to the Plan and to outstanding stock options which were granted pursuant to the Plan. Performance-based options will vest and become exercisable if the return on investment in the Company of the Majority Stockholders reaches at least 2.0X (rather than 2.5X, which applied prior to the amendments), and if the Majority Stockholders realize a return of less than 2.0X but equal to or greater than 1.75X, a pro-rata portion of such performance based options will vest based on straight line interpolation (collectively, the “Vesting Adjustment”). The exercise price of outstanding 1.5X performance-based options was reduced to $35 per share (pre-split per share exercise price). All outstanding 2.5X performance options were amended to reflect the Vesting Adjustment; however, the exercise price for the outstanding 2.5X, now 2.0X, performance options was not reduced to $35 per share (pre-split per share exercise price). Additionally, the exercise price for all outstanding time-based options was reduced to $35 per share (pre-split per share exercise price), with the reduced exercise price being phased in between a four- to six-year period, depending on grant date, as set forth in each individual award agreement. Prior to the phase in, any vested options may still be exercised at the original exercise price, subject to the terms of the Plan. As a result of these amendments, additional expense of $3.2 million was recognized in 2011.

In November 2011, an amendment was approved to increase the available number of shares of the Company’s common stock for which options may be granted to 4,927,024 shares.

As disclosed in Note 22, “Subsequent Events” the Company declared a 1.742-for-one stock split in conjunction with the February 2012 public offering transaction. The stock split revised the number of options that may be granted under the Plan to 8,582,876 shares and adjusted the reduced per share exercise price under the July 2011 option repricing from $35 to $20.09. In conjunction with the subsequent events described above, the Board of Directors adopted the 2012 Performance Incentive Plan; therefore, no more options may be issued pursuant to the Plan.

The following is a summary of share-based option activity, adjusted for the stock split, including options under the Plan and warrants to purchase common stock, for the years ended December 31, 2011 and 2010:

	Shares(1)	Weighted Average Exercise Price(1)	Fair Value(1)(2)	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2009	5,564,884	$52.54	$19.20
Granted	2,372,919	$33.04	$15.41
Exercised	(426)	$29.73	$10.44
Cancelled	(547,186)	$50.61	$19.04

Outstanding at December 31, 2010	7,390,191	$46.35	$18.06	7.7

Exercisable at December 31, 2010	1,399,052	$48.46	$19.18	6.1

Outstanding at December 31, 2010	7,390,191	$46.35	$18.06
Granted (3)	2,252,457	$26.23	$10.55
Exercised	—	—	—
Cancelled	(897,999)	$42.67	$16.67

Outstanding at December 31, 2011	8,744,649	$38.15	$16.48	7.3

Vested and expected to vest at December 31, 2011	7,149,140	$36.84	$16.18	7.4

Exercisable at December 31, 2011	1,780,770	$43.69	$19.53	5.4

(1)	Adjusted for the February 2012 1.742-for-one stock split.
(2)

Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

(3)	There are no provisions in the Equity Plan for the issuance of SARs or restricted shares.

The Company utilized historical optionee behavioral data to estimate the option exercise and termination rates used in the option-pricing models. The expected term of the options represents the period of time the options were expected to be outstanding based on historical trends. Expected volatility was based on the historical volatility of the common stock of Caesars Entertainment and its competitor peer group for a period approximating the expected life. The Company does not expect to pay dividends on common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. Valuation assumptions for the indicated periods are presented below:

	2011	2010	2009
Expected volatility	65.8%	71.4%	65.9%
Expected dividend yield	—	—	—
Expected term (in years)	4.8	6.6	6.8
Risk-free interest rate	1.1%	2.4%	2.5%
Weighted average fair value per share of options granted(1)	$10.55	$15.41	$10.27

(1)	Adjusted for the February 2012 1.742-for-one stock split.

As of December 31, 2011, there was approximately $61.0 million of total unrecognized compensation cost related to stock option grants. This cost is expected to be recognized over a remaining weighted-average period of 2.9 years. For the years ended December 31, 2011, 2010, and 2009, the compensation cost that has been charged against income for stock option grants was approximately $21.8 million, $18.0 million, and $16.4 million, respectively, of which, for the year ended December 31, 2011, $13.8 million was included in corporate expenses and $8.0 million was included in property, general, administrative, and other in the Consolidated Statements of Operations. For the year ended December 31, 2010, $9.4 million of compensation cost was included in corporate expense and $8.6 million was included in property, general, administrative, and other in the Consolidated Statements of Operations. For the year ended December 31, 2009, $7.6 million of compensation cost was included in corporate expense and $8.8 million was included in property, general, administrative, and other in the Consolidated Statements of Operations.

Savings and Retirement Plan

We maintain a defined contribution savings and retirement plan, which, among other things, allows pre-tax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. Prior to February 2009, the Company matched 50% of the first six percent of employees’ contributions. In February 2009, Caesars Entertainment announced the suspension of the employer match for all participating employees, where allowed by law or not in violation of an existing agreement. The Acquisition was a change in control under the savings and retirement plan, and, therefore, all unvested Company match as of the Acquisition became vested. Amounts contributed to the plan are invested, at the participant’s direction, in up to 19 separate funds. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $38,000, $0.1 million, and $3.2 million, respectively, for the years ended December 31, 2011, 2010, and 2009. A modified matching program with a $600 annual cap per participant was approved by the Human Resources Committee in November 2011 and will be reinstated beginning in April 2012.

Deferred Compensation Plans

The Company has one currently active deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”); although, there are five other plans that contain deferred compensation assets: Harrah’s Executive Deferred Compensation Plan (“EDCP”), the Harrah’s Executive Supplemental Savings Plan (“ESSP”), Harrah’s Deferred Compensation Plan (“HDCP”), the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and the Caesars World, Inc. Executive Security Plan. The deferred compensation plans are collectively referred to as “DCP.”

Amounts deposited into DCP are unsecured liabilities of the Company. The EDCP and HDCP earn interest at rates approved by the Human Resources Committee of the Board of Directors. The other plans, including the ESSP II are variable investment plans, which allow employees to direct their investments by choosing from several investment alternatives. In connection with the 2005 acquisition of Caesars Entertainment, Inc., we assumed the outstanding liability for Caesars Entertainment, Inc.’s deferred compensation plan; however, the balance was frozen and former Caesars employees may no longer contribute to that plan. The total liability included in deferred credits and other for DCP at December 31, 2011 and 2010 was $85.2 million and $95.1 million, respectively. In connection with the administration of one of these plans, we have purchased company-owned life insurance policies insuring the lives of certain directors, officers, and key employees.

Beginning in 2005, we implemented the ESSP II for certain executive officers, directors, and other key employees of the Company to replace the ESSP. Eligible employees may elect to defer a percentage of their salary and/or bonus under ESSP II. Prior to February 2009, the Company had the option to make matching contributions with respect to deferrals of salary to those participants who are eligible to receive matching contributions under the Company’s 40l(k) plan. In February 2009, the Company eliminated matching contributions with respect to deferrals of salary. Employees immediately vest in their own deferrals of salary and bonus and vest in Company funded matching and discretionary contributions over five years.

The Acquisition was a change in control under our deferred compensation plans, and, therefore, all unvested Company match as of the Acquisition became vested. The change in control also required that the pre-existing trust and escrow funds related to our deferred compensation plans be fully funded.

Subsequent to the Acquisition, contributions by the Company have been segregated in order to differentiate between the fully-funded trusts and escrows prior to the Acquisition and the post-acquisition contributions. In January 2010, the Company funded $5.6 million into the trust in order to increase the security of the participants’ deferred compensation plan benefits.

Multiemployer Pension Plan

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from a single-employer plan in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the annual period ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2011 and 2010 is for the plan years beginning January 1, 2011, and January 1, 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table below utilized extended amortization provisions to calculate zone status except Southern Nevada Culinary and Bartenders Pension Plan and Pension Plan of the UNITE HERE National Retirement Fund. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. With the exception of the Pension Plan of the UNITE HERE National Retirement Fund and the Southern Nevada Culinary and Bartenders Pensions Plan, all plans listed in the table below utilized the extended amortization provisions that affect the calculation of zone status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

		Pension Protection Act Zone Status			Contributions of CEOC ($ in millions)
Pension Fund	EIN/Pension Plan Number	2011	2010	FIP/RP Status Pending/Implemented	2011	2010	2009	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$16.3	$14.6	$12.1	No	Various up to July 2013
Pension Plan of the UNITE HERE National Retirement Fund	13-6130178/001	Red	Red	Yes	12.8	12.3	11.8	Yes	Various up to Sept. 2014
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	4.7	4.1	4.0	No	Various up to Sept. 2014
Nevada Resort Association IATSE Local 720 Retirement Plan	51-0144767/001	Green	Red	No	1.0	0.8	0.6	No	Various up to June 2014
Central Pension Fund of the IUOE & Participating Employers(1)	36-6052390/001	Green	Green	No	5.6	5.7	4.4	No	Various up to March 2013
Local 68 Engineers Union Pension Plan(2)	51-0176618/001	Green	Red	No	5.3	5.2	5.1	No	Various up to June 2014
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Red	Yes	1.2	1.1	1.3	No	Various up to April 2014
Southwest Carpenters Pension Trust	95-6042875/001	Green	Green	No	0.9	0.8	0.5	No	Various up to April 2014
Other Funds					1.8	1.6	1.4

Total Contributions					$49.6	$46.2	$41.2

(1)	Plan years begin 2/1/11 and 2/1/10.
(2)	Plan years begin 7/1/11 and 7/1/10.

The Company was listed in its plans’ Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5% of Total Contributions (as of December 31 of the Plan’s Year End)

Pension Plan of the UNITE HERE National Retirement Fund	2010 and 2009

Southern Nevada Culinary and Bartenders Pension Plan	2010 and 2009

Local 68 Engineers Union Pension Plan	2010 and 2009

Nevada Resort Association IATSE Local 720 Retirement Plan	2010 and 2009

At the date these financial statements were issued, Forms 5500 were not available for the plan year ending in 2011.

Pension Commitments

With the acquisition of London Clubs in December 2006, we assumed a defined benefit plan, which provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. The most recent actuarial valuation of the plan showed a deficit of approximately $56.4 million, which is recognized as a liability in our Consolidated Balance Sheet at December 31, 2011.

As discussed within Note 14, “Commitments and Contingent Liabilities”, with our acquisition of Caesars Entertainment, Inc., we assumed certain obligations related to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Worldwide, Inc. (formerly Hilton Hotels Corporation) and Caesars Entertainment, Inc. dated December 31, 1998, pursuant to which we shall retain or assume, as applicable, all liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company’s employees covered under the plan. Based on this ratio, our share of any benefit or obligation would be approximately 30% of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Worldwide, Inc. Hilton Worldwide, Inc. has informed the Company that, as of December 31, 2011, the plan benefit obligations exceeded the fair value of the plan assets by $90.1 million, of which $28.6 million is our share. We did not make contributions to the plan in 2011. Expected contributions for 2012 are $13.1 million, of which $4.2 million is our share.

Note 19—(Loss)/Earnings Per Share

The following table reconciles net (loss)/income attributable to Caesars to (loss)/income available to common stockholders used in our calculations of basic and diluted (loss)/earnings per share. It also reconciles the weighted-average number of common and common equivalent shares used in the calculations of basic and diluted (loss)/earnings per share. Shares and per share figures have been restated to reflect the 1.742-for-one stock split as further described in Note 22, “Subsequent Events.”

	Year ended December 31,
(In millions, except per share amounts)	2011	2010	2009
Net (loss)/income attributable to Caesars	$(687.6)	$(831.1)	$827.6
Preferred stock dividends	—	—	(354.8)

Net (loss)/income available to common stockholders used to calculate basic (loss)/earnings per share	(687.6)	(831.1)	472.8
Effect of dilutive securities on income available to common stockholders	—	—	354.8

Net (loss)/income available to common stockholders used to calculate diluted (loss)/earnings per share	$(687.6)	$(831.1)	$827.6

Weighted-average common shares outstanding used in the calculation of basic (loss)/earnings per share	125.1	99.3	70.9
Potential dilution from stock options and warrants	—	—	0.1
Potential dilution from convertible preferred shares	—	—	138.4

Weighted-average common and common equivalent shares used in the calculation of diluted (loss)/earnings per share	125.1	99.3	209.4

Antidilutive stock options, warrants, and convertible preferred shares excluded from the calculation of diluted (loss)/earnings per share	6.0	31.7	5.2

(Loss)/earnings per share
Basic	$(5.50)	$(8.37)	$6.67

Diluted	$(5.50)	$(8.37)	$3.95

Note 20—Non-consolidated Affiliates

As of December 31, 2011, our investments in and advances to non-consolidated affiliates consisted of interests in a company that provides management services to a casino in Windsor, Canada, a horse-racing facility in Florence, Kentucky, a joint venture in a hotel at our combination thoroughbred racetrack and casino in Bossier City, Louisiana, a direct train line from New York City Penn Station to Atlantic City Rail Terminal, a restaurant located inside the Flamingo Hotel and Casino in Las Vegas, Nevada, and our investment in Rock Ohio Caesars, LLC in Ohio.

	As of December 31,
(In millions)	2011	2010
Investments in and advances to non-consolidated affiliates
Accounted for under the equity method	$94.2	$94.0

	$94.2	$94.0

Note 21—Related Party Transactions

In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. We pay a monitoring fee for management services and advice. Fees paid to the Sponsors, which are included in corporate expense in our Consolidated Statements of Operations, for the years ended December 31, 2011, 2010, and 2009 were $30.0 million, $28.5 million, and $28.7 million, respectively. We also reimburse the Sponsors for expenses that they incur related to their management services.

Note 22—Subsequent Events

Interest Rate Swap Agreements

On January 18, 2012, the Company amended the terms of three $1.0 billion notional value of interest rate swap contracts with a corresponding change in the elected interest rate on $3.0 billion of term loans under the Credit Facilities. Effective January 25, 2012 through January 25, 2014, the variable rate received on the swaps changed from 3-month to 1-month LIBOR and the fixed payment rate was reduced by 16.5 basis points.

Chester Bond Offering

On February 3, 2012, Chester Downs issued $330.0 million aggregate principal amount of 9.25% senior secured notes due 2020 through a private placement. Chester Downs used $232.4 million of the proceeds of the notes to repay its existing term loan plus accrued interest and a prepayment penalty. The remaining proceeds were used to make a distribution to Chester Downs’ managing member, Harrah’s Chester Downs Investment Company, LLC, a wholly-owned subsidiary of CEOC, and for other general corporate purposes.

Chester Put/Call

On January 20, 2012, we received notice that the minority owners of Chester Downs have elected to exercise their put rights under an operating agreement with one of its wholly-owned subsidiaries. As a result, effective as of January 22, 2012, we were required to purchase from the minority owners 90% of their interest in Chester Downs for consideration of approximately $9.6 million. We consummated this purchase on February 14, 2012. As a result, we now have a 99.5% ownership interest in this property.

Caesars Public Offering and Stock Split

On February 8, 2012, CEC offered 1.8 million shares of its common stock in a public offering (the “Public Offering”), at $9.00 per share. The Company received net proceeds of approximately $15.2 million on February 13, 2012, after taking into account expenses and underwriting commissions and giving effect to the exercise of the underwriters’ overallotment option. Under this option, the Company granted to the underwriters, and the underwriters subsequently exercised, a 30-day option to purchase 271,697 additional shares of its common stock at the initial price less underwriting discounts and commissions. CEC used the net proceeds from the Public Offering for general corporate purposes. None of the Sponsors or affiliates or employees of the Company participated in the Public Offering as selling stockholders.

CEC has listed its common stock on the NASDAQ Global Select Market under the symbol “CZR.”

In connection with the Public Offering, the Company effected a 1.742-for-one split of its common stock.

Co-Investors Transaction

The Company entered into a Release and Contribution Agreement, dated as of January 25, 2012 (the “Contribution Agreement”), with certain of its direct and indirect stockholders, pursuant to which the Company, Hamlet Holdings and entities controlled by the Sponsors have agreed to release the contractual transfer restrictions on the shares of our common stock (the “Released Shares”) beneficially owned by certain indirect stockholders (the “Participating Co-Investors”). The Released Shares comprise 24.2 million shares of the Company’s common stock. In consideration for such release, the Participating Co-Investors have agreed to direct the contribution to the Company of 1.8 million Released Shares beneficially owned by each Participating Co-Investor (the “Delivered Shares”). CEC agreed to cause the registration for resale (the “Shelf Registration”) under the Securities Act of the remaining Released Shares not constituting Delivered Shares (the “Registered Shares”) and the listing of the Registered Shares on NASDAQ. Upon the effectiveness of the Shelf Registration filed in connection with the Public Offering, 50% of the Registered Shares became eligible for resale under the Shelf Registration. In connection with the Public Offering, the Participating Co-Investors agreed not to offer or sell, dispose of or hedge, directly or indirectly, the remaining 50% of the Registered Shares without the permission of certain of the underwriters for the Public Offering for a period of 180 days from the pricing of the Public Offering, subject to certain exceptions and automatic extension in certain circumstances. The shares of common stock offered by the Company in the Public Offering, excluding any shares issued pursuant to the underwriters’ option to purchase additional shares, was equal in number to the Delivered Shares contributed to CEC on behalf of the Participating Co-Investors.

CEOC Bond Offering

In February 2012, Caesars Operating Escrow LLC and Caesars Escrow Corporation, wholly owned subsidiaries of CEOC, completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020, the proceeds of which were placed into escrow. On March 1, 2012, the escrow conditions were satisfied and CEOC assumed the notes. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of its credit facilities in connection with the amendment discussed below.

Amendment to CEOC Credit Facilities

On March 1, 2012, CEOC entered into an amendment to its outstanding senior secured credit agreement, to, among other things, (i) extend the maturity of B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018 and increase the interest rate with respect to such extended term loans (the “Term B-6 Loans”); (ii) convert original maturity revolver commitments held by consenting lenders to Term B-6 Loans and promptly following such conversion, repay Term B-6 Loans held by any consenting lender in an amount equal to 10% of the amount of revolver commitments that such lender elected to convert; (iii) extend the maturity of original maturity revolver commitments held by consenting lenders who elect not to convert their commitments to term loans, from January 28, 2014 to January 28, 2017 and increase the interest rate and the undrawn commitment fee with respect to such extended revolver commitments and upon the effectiveness of such extension, terminate 20% of extended revolver commitments on a pro rata basis; and (iv) modify certain other provisions of the credit facilities. In addition to the foregoing, the CEOC may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.

After giving effect to the credit agreement amendment, there are $2,113.1 million of existing B-1, B-2 and B-3 term loans outstanding with a maturity of January 28, 2015, $1,862.9 million of extended Term B-6 Loans outstanding with a maturity of January 28, 2018, $25.0 million of extended revolver commitments with a maturity of January 28, 2017 and $1,104.5 million of existing revolving commitments outstanding with a maturity of January 28, 2014. The Term B-6 Loans will have a springing maturity to April 14, 2017 if more than $250.0 million of the Company’s 11.25% Senior Secured Notes due 2017 remain outstanding on April 14, 2017. As part of the amendment, CEOC’s existing tranche of $1,222.7 million of B-5 term loans maturing on January 28, 2018 was also modified to provide for the same springing maturity that applies to the Term B-6 Loans.

Note 23—Consolidating Financial Information of Guarantors and Issuers

As of December 31, 2011, CEOC is the issuer of certain debt securities that have been guaranteed by Caesars Entertainment and certain subsidiaries of CEOC. The following consolidating schedules present condensed financial information for Caesars Entertainment, the parent and guarantor; CEOC, the subsidiary issuer; guarantor subsidiaries of CEOC; and non-guarantor subsidiaries of Caesars Entertainment and CEOC, which include PHW Las Vegas and the CMBS properties, as of December 31, 2011 and December 31, 2010, and for the years ended December 31, 2011, 2010, and 2009.

In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors; therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

As described in more detail in Note 7, “Debt” in this 10-K, as of December 31, 2011 Caesars Entertainment has substantially completed the Octavius Tower at Caesars Palace Las Vegas and has commenced the development of Project Linq on the Las Vegas Strip. As part of the financing of the two projects, certain non-guarantor entities borrowed $450.0 million in April 2011. Also, in April 2011, a guarantor entity contributed the existing Octavius Tower and related assets, the book value of which totaled $312.0 million, to the Octavius non-guarantor borrower. Concurrent with this asset contribution, the contributing guarantor entity increased its investment in the non-guarantor borrower entity by the same amount. In August 2011, the Company completed the contribution of the existing O’Shea’s casino (adjacent to the Flamingo Las Vegas) and related real property and other assets comprising the components of Project Linq to one of the Borrowers, the book value of which was $319.2 million.

In August 2010, in conjunction with the amendment of the CMBS Financing, certain trademark assets were transferred from one of the Guarantor subsidiaries of CEOC to the CMBS properties, which are non-guarantor subsidiaries of the Company. This transfer of trademarks, with a book value of $45.3 million, was not properly recorded in this footnote in our filings since that time. At December 31, 2011, the trademark values have been properly reclassified in the respective Guarantor and Non-Guarantor columns of the Condensed Consolidating Balance Sheet herein. This revision resulted in decreases in Intangible assets other than goodwill and Stockholders’ equity in the Guarantors column and corresponding increases in Intangible assets other than goodwill and Stockholders’ equity in the Non-Guarantors column, of this footnote. The error, which the Company has determined is not material to this disclosure for all periods, had no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows for any period presented in this 10-K. In addition, the error had no impact on the Consolidating Statements of Operations and Consolidating Statements of Cash Flows within this footnote.

CAESARS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$3.9	$16.6	$382.5	$501.6	$—	$904.6
Receivables, net of allowance for doubtful accounts	—	38.0	315.6	135.6	—	489.2
Deferred income taxes	—	37.9	117.7	14.9	—	170.5
Prepayments and other current assets	—	8.4	76.6	143.0	—	228.0
Inventories	—	0.4	28.2	16.3	—	44.9
Intercompany receivables	15.7	237.7	135.6	108.7	(497.7)	—

Total current assets	19.6	339.0	1,056.2	920.1	(497.7)	1,837.2
Property and equipment, net of accumulated depreciation	—	205.6	9,695.9	7,364.5	—	17,266.0
Goodwill	—	—	1,630.6	1,834.2	—	3,464.8
Intangible assets other than goodwill	—	4.9	3,816.9	834.1	—	4,655.9
Investments in and advances to non-consolidated affiliates	535.8	13,568.0	891.0	972.9	(15,873.5)	94.2
Restricted cash	—	—	—	451.1	—	451.1
Deferred charges and other	5.0	324.9	183.1	233.4	—	746.4
Intercompany receivables	469.0	1,102.8	586.0	98.7	(2,256.5)	—

	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$(18,627.7)	$28,515.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$0.2	$99.3	$106.0	$88.4	$—	$293.9
Interest payable	—	174.0	0.8	16.6	—	191.4
Accrued expenses	7.5	136.3	469.7	463.6	—	1,077.1
Current portion of long-term debt	—	20.2	7.0	13.2	—	40.4
Intercompany payables	15.0	67.9	264.8	150.0	(497.7)	—

Total current liabilities	22.7	497.7	848.3	731.8	(497.7)	1,602.8
Long-term debt	—	14,446.3	69.8	6,100.7	(857.3)	19,759.5
Deferred credits and other	—	612.5	166.0	123.3	—	901.8
Deferred income taxes	—	647.7	2,558.8	1,991.6	—	5,198.1
Intercompany notes	—	420.2	871.7	964.6	(2,256.5)	—

	22.7	16,624.4	4,514.6	9,912.0	(3,611.5)	27,462.2
Total Caesars Stockholders’ equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,750.3	(15,016.2)	1,006.7
Non-controlling interests	—	—	—	46.7	—	46.7

Total stockholders’ equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,797.0	(15,016.2)	1,053.4

	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$(18,627.7)	$28,515.6

CAESARS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$136.0	$61.0	$358.2	$431.8	$—	$987.0
Receivables, net of allowance for doubtful accounts	—	18.0	261.4	113.8	—	393.2
Deferred income taxes	—	66.2	92.6	17.0	—	175.8
Prepayments and other current assets	—	29.0	77.2	77.9	—	184.1
Inventories	—	0.4	32.7	17.3	—	50.4
Intercompany receivables	3.7	313.0	161.9	169.1	(647.7)	—

Total current assets	139.7	487.6	984.0	826.9	(647.7)	1,790.5
Property and equipment, net of accumulated depreciation	—	229.8	10,457.8	7,079.0	—	17,766.6
Goodwill	—	—	1,646.1	1,774.8	—	3,420.9
Intangible assets other than goodwill	—	5.6	4,052.1	654.1	—	4,711.8
Investments in and advances to non-consolidated affiliates	1,002.3	13,924.4	7.6	914.0	(15,754.3)	94.0
Deferred charges and other	—	408.2	188.4	207.3	—	803.9
Intercompany receivables	500.0	1,106.7	669.5	184.2	(2,460.4)	—

	$1,642.0	$16,162.3	$18,005.5	$11,640.3	$(18,862.4)	$28,587.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2.1	$87.6	$91.3	$70.4	$—	$251.4
Interest payable	—	191.2	0.5	9.8	—	201.5
Accrued expenses	7.3	208.2	420.2	438.6	—	1,074.3
Current portion of long-term debt	—	30.0	6.7	18.9	—	55.6
Intercompany payables	—	47.9	318.8	281.0	(647.7)	—

Total current liabilities	9.4	564.9	837.5	818.7	(647.7)	1,582.8
Long-term debt	—	13,690.7	71.8	5,825.0	(802.0)	18,785.5
Deferred credits and other	—	646.4	164.2	112.5	—	923.1
Deferred income taxes	(0.2)	1,131.3	2,536.1	1,956.5	—	5,623.7
Intercompany notes	—	598.1	955.2	907.1	(2,460.4)	—

	9.2	16,631.4	4,564.8	9,619.8	(3,910.1)	26,915.1
Total Caesars Stockholders’ equity/(deficit)	1,632.8	(469.1)	13,440.7	1,980.7	(14,952.3)	1,632.8
Non-controlling interests	—	—	—	39.8	—	39.8

Total stockholders’ equity/(deficit)	1,632.8	(469.1)	13,440.7	2,020.5	(14,952.3)	1,672.6

	$1,642.0	$16,162.3	$18,005.5	$11,640.3	$(18,862.4)	$28,587.7

CAESARS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$62.6	$4,194.8	$2,379.7	$—	$6,637.1
Food and beverage	—	14.2	846.7	673.5	—	1,534.4
Rooms	—	16.7	620.9	570.6	—	1,208.2
Management fees	—	—	66.1	3.0	(33.3)	35.8
Other	—	46.5	384.9	396.6	(145.5)	682.5
Less: casino promotional allowances	—	(19.0)	(756.5)	(488.0)	—	(1,263.5)

Net revenues	—	121.0	5,356.9	3,535.4	(178.8)	8,834.5

Operating expenses
Direct
Casino	—	40.9	2,372.2	1,333.4	—	3,746.5
Food and beverage	—	6.7	344.1	314.9	—	665.7
Rooms	—	2.0	134.2	150.9	—	287.1
Property, general, administrative, and other	—	54.2	1,263.9	940.9	(140.5)	2,118.5
Depreciation and amortization	—	6.8	445.7	260.0	—	712.5
Write-downs, reserves, recoveries, and project opening costs	—	46.6	25.0	24.4	—	96.0
Impairment of goodwill and other non-amortizing intangible assets	—	—	11.0	—	—	11.0
Loss/(income) on interests in non-consolidated affiliates	693.4	(421.9)	(42.9)	6.1	(226.8)	7.9
Corporate expense	22.7	98.4	22.3	47.7	(38.3)	152.8
Acquisition and integration costs	0.1	1.0	1.1	2.1	—	4.3
Amortization of intangible assets	—	0.7	93.6	62.4	—	156.7

Total operating expenses	716.2	(164.6)	4,670.2	3,142.8	(405.6)	7,959.0

(Loss)/income from operations	(716.2)	285.6	686.7	392.6	226.8	875.5
Interest expense, net of interest capitalized	—	(1,953.3)	(50.2)	(328.6)	209.8	(2,122.3)
Gains on early extinguishments of debt	—	—	—	47.9	—	47.9
Other income, including interest income	25.5	70.7	17.6	134.2	(222.7)	25.3

(Loss)/income before income taxes	(690.7)	(1,597.0)	654.1	246.1	213.9	(1,173.6)
Benefit/(provision) for income taxes	3.1	776.8	(228.7)	(44.3)	—	506.9

Net (loss)/income	(687.6)	(820.2)	425.4	201.8	213.9	(666.7)
Less: net income attributable to non-controlling interests	—	—	—	(20.9)	—	(20.9)

Net (loss)/income attributable to Caesars	$(687.6)	$(820.2)	$425.4	$180.9	$213.9	$(687.6)

CAESARS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In millions)

	CEC (Parent)	Subsidiary Issuer	Other Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$67.9	$4,487.6	$2,362.4	$—	$6,917.9
Food and beverage	—	18.6	852.1	639.9	—	1,510.6
Rooms	—	17.8	591.6	522.9	—	1,132.3
Management fees	—	2.6	61.1	1.5	(26.1)	39.1
Other	—	47.2	359.1	335.9	(165.9)	576.3
Less: casino promotional allowances	—	(23.6)	(839.1)	(494.9)	—	(1,357.6)

Net revenues	—	130.5	5,512.4	3,367.7	(192.0)	8,818.6

Operating expenses
Direct
Casino	—	45.3	2,533.7	1,369.9	—	3,948.9
Food and beverage	—	7.8	324.3	289.2	—	621.3
Rooms	—	2.1	121.6	135.7	—	259.4
Property, general, administrative, and other	—	52.7	1,290.8	859.0	(140.8)	2,061.7
Depreciation and amortization	—	7.3	472.0	256.2	—	735.5
Write-downs, reserves, recoveries, and project opening costs	—	27.9	90.8	31.0	—	149.7
Impairment of goodwill and other non-amortizing intangible assets	—	—	187.0	6.0	—	193.0
Loss/(income) on interests in non-consolidated affiliates	816.5	(295.8)	(30.9)	(0.6)	(487.7)	1.5
Corporate expense	23.3	85.6	21.6	61.6	(51.2)	140.9
Acquisition and integration costs	0.8	1.9	4.4	6.5	—	13.6
Amortization of intangible assets	—	0.7	97.9	62.2	—	160.8

Total operating expenses	840.6	(64.5)	5,113.2	3,076.7	(679.7)	8,286.3

(Loss)/income from operations	(840.6)	195.0	399.2	291.0	487.7	532.3
Interest expense, net of interest capitalized	(3.1)	(1,712.2)	(96.5)	(392.6)	222.8	(1,981.6)
(Losses)/gains on early extinguishments of debt	—	(4.7)	—	120.3	—	115.6
Other income, including interest income	4.5	93.3	59.8	106.9	(222.8)	41.7

(Loss)/income before income taxes	(839.2)	(1,428.6)	362.5	125.6	487.7	(1,292.0)
Benefit/(provision) for income taxes	8.1	642.2	(131.5)	(50.1)	—	468.7

Net (loss)/income	(831.1)	(786.4)	231.0	75.5	487.7	(823.3)

Less: net income attributable to non-controlling interests	—	—	—	(7.8)	—	(7.8)

Net (loss)/income attributable to Caesars	$(831.1)	$(786.4)	$231.0	$67.7	$487.7	$(831.1)

CAESARS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$76.1	$4,724.9	$2,323.3	$—	$7,124.3
Food and beverage	—	17.3	842.3	619.7	—	1,479.3
Rooms	—	17.2	601.5	450.2	—	1,068.9
Management fees	—	8.5	60.2	1.2	(13.3)	56.6
Other	—	42.6	373.2	317.8	(141.2)	592.4
Less: casino promotional allowances	—	(22.6)	(891.6)	(499.9)	—	(1,414.1)

Net revenues	—	139.1	5,710.5	3,212.3	(154.5)	8,907.4

Operating expenses
Direct
Casino	—	45.9	2,575.6	1,304.0	—	3,925.5
Food and beverage	—	9.5	314.8	271.7	—	596.0
Rooms	—	1.8	111.6	100.1	—	213.5
Property, general, administrative, and other	—	40.3	1,326.8	770.0	(118.3)	2,018.8
Depreciation and amortization	—	8.3	449.5	226.1	—	683.9
Write-downs, reserves, recoveries, and project opening costs	—	(18.8)	99.1	31.2	—	111.5
Impairment of goodwill and other non-amortizing intangible assets	—	—	1,147.9	490.1	—	1,638.0
(Income)/losses on interests in non-consolidated affiliates	(854.4)	598.1	(49.0)	3.9	303.6	2.2
Corporate expense	40.1	91.5	19.1	36.2	(36.2)	150.7
Acquisition and integration costs	—	0.3	—	—	—	0.3
Amortization of intangible assets	—	0.7	112.4	61.7	—	174.8

Total operating expenses	(814.3)	777.6	6,107.8	3,295.0	149.1	9,515.2

Income/(loss) from operations	814.3	(638.5)	(397.3)	(82.7)	(303.6)	(607.8)
Interest expense, net of interest capitalized	(1.8)	(1,660.4)	(152.3)	(363.2)	285.2	(1,892.5)
Gains on early extinguishments of debt	—	3,929.6	—	1,035.9	—	4,965.5
Other income, including interest income	0.5	96.5	109.8	111.4	(285.2)	33.0

Income/(loss) before income taxes	813.0	1,727.2	(439.8)	701.4	(303.6)	2,498.2
Benefit/(provision) for income taxes	14.6	(1,052.5)	(203.7)	(410.2)	—	(1,651.8)

Net income/(loss)	827.6	674.7	(643.5)	291.2	(303.6)	846.4
Less: net income attributable to non-controlling interest	—	—	—	(18.8)	—	(18.8)

Net income/(loss) attributable to Caesars	$827.6	$674.7	$(643.5)	$272.4	$(303.6)	$827.6

CAESARS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$182.9	$(507.6)	$152.1	$295.7	$—	$123.1

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	—	(12.3)	(113.3)	(157.6)	—	(283.2)
Change in restricted cash	—	—	—	(517.7)	—	(517.7)
Payments to acquire businesses, net of transaction costs and cash acquired	—	—	—	(19.0)	—	(19.0)
Purchase of additional interests in subsidiary	—	—	—	(75.4)	—	(75.4)
Payments made to acquire certain gaming rights	—	—	—	(22.7)	—	(22.7)
Investments in/advances to non-consolidated affiliates and other	(123.5)	(136.7)	(49.1)	(76.0)	309.3	(76.0)
Other	—	—	(3.8)	(19.2)	—	(23.0)

Cash flows (used in)/provided by investing activities	(123.5)	(149.0)	(166.2)	(887.6)	309.3	(1,017.0)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	418.3	—	445.5	—	863.8
Debt issuance costs and fees	—	(3.2)	—	(14.9)	—	(18.1)
Borrowings under lending agreements	—	358.0	—	—	—	358.0
Repayments under lending agreements	—	(203.0)	—	—	—	(203.0)
Cash paid for early extinguishments of debt	—	—	(2.6)	(125.9)	—	(128.5)
Scheduled debt retirements	—	(25.2)	—	(18.5)	—	(43.7)
(Distributions to)/transfers from affiliates, net	(189.8)	67.3	49.1	382.7	(309.3)	—
Other	(1.7)	—	(8.1)	(7.2)	—	(17.0)

Cash flows provided by/(used in) financing activities	(191.5)	612.2	38.4	661.7	(309.3)	811.5

Net (decrease)/increase in cash and cash equivalents	(132.1)	(44.4)	24.3	69.8	—	(82.4)
Cash and cash equivalents, beginning of period	136.0	61.0	358.2	431.8	—	987.0

Cash and cash equivalents, end of period	$3.9	$16.6	$382.5	$501.6	$—	$904.6

CAESARS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$753.9	$(516.6)	$59.6	$(126.1)	$—	$170.8

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	—	(5.3)	(93.8)	(61.6)	—	(160.7)
Payments to acquire businesses, net of transaction costs and cash acquired	—	(18.8)	(2.1)	(9.7)	—	(30.6)
Purchase of additional interests in subsidiary	—	—	—	(19.5)	—	(19.5)
Payments made to acquire certain gaming rights	—	—	—	(16.5)	—	(16.5)
Investments in/advances to non-consolidated affiliates and other	—	—	(64.0)	—	—	(64.0)
Other	—	—	8.6	546.1	(551.3)	3.4

Cash flows (used in)/provided by investing activities	—	(24.1)	(151.3)	438.8	(551.3)	(287.9)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	740.8	—	40.1	551.3	1,332.2
Debt issuance costs and fees	—	(17.8)	—	(46.8)	—	(64.6)
Borrowings under lending agreements	—	1,175.0	—	—	—	1,175.0
Repayments under lending agreements	—	(1,602.0)	—	(23.8)	—	(1,625.8)
Cash paid for early extinguishments of debt	—	(219.9)	—	(149.2)	—	(369.1)
Scheduled debt retirement	—	(198.5)	—	(38.5)	—	(237.0)
(Distributions to)/transfers from affiliates, net	(739.0)	742.0	4.7	(7.7)	—	—
Other	(1.6)	(2.3)	—	(19.4)	—	(23.3)

Cash flows (used in)/provided by financing activities	(740.6)	617.3	4.7	(245.3)	551.3	187.4

Effect of deconsolidation of variable interest entities	—	—	—	(1.4)	—	(1.4)
Net increase/(decrease) in cash and cash equivalents	13.3	76.6	(87.0)	66.0	—	68.9
Cash and cash equivalents, beginning of period	122.7	(15.6)	445.2	365.8	—	918.1

Cash and cash equivalents, end of period	$136.0	$61.0	$358.2	$431.8	$—	$987.0

CAESARS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(36.8)	$(1,015.0)	$303.5	$465.4	$503.1	$220.2

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	—	8.6	(431.0)	(42.1)	—	(464.5)
Investments in/advances to non-consolidated affiliates and other	—	(66.9)	—	(213.7)	213.7	(66.9)
Other	—	20.0	—	(11.9)	—	8.1

Cash flows (used in)/provided by investing activities	—	(38.3)	(431.0)	(267.7)	213.7	(523.3)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,043.5	—	216.1	—	2,259.6
Debt issuance costs and fees	—	(70.5)	—	(5.9)	—	(76.4)
Borrowings under lending agreements	—	3,076.6	—	—	—	3,076.6
Repayments under lending agreements	—	(3,535.1)	—	—	—	(3,535.1)
Cash paid for early extinguishments of debt	—	(544.9)	—	(244.9)	(213.7)	(1,003.5)
Scheduled debt retirement	—	(39.0)	—	(6.5)	—	(45.5)
Purchase of additional interest in subsidiary	—	—	(83.7)	—	—	(83.7)
Transfers from/(distributions to) affiliates, net	162.4	100.0	339.2	(98.5)	(503.1)	—
Other	(3.0)	—	(1.1)	(17.2)	—	(21.3)

Cash flows provided by/(used in) financing activities	159.4	1,030.6	254.4	(156.9)	(716.8)	570.7

Net increase/(decrease) in cash and cash equivalents	122.6	(22.7)	126.9	40.8	—	267.6
Cash and cash equivalents, beginning of period	0.1	7.1	318.3	325.0	—	650.5

Cash and cash equivalents, end of period	$122.7	$(15.6)	$445.2	$365.8	$—	$918.1

Note 24—Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
2011
Net revenues	$2,179.0	$2,229.1	$2,254.0	$2,172.4
Income from operations(a)	213.5	252.1	198.2	211.6
Net loss	(144.8)	(153.1)	(173.4)	(195.4)
Net loss attributable to Caesars Entertainment Corporation	(147.5)	(155.5)	(164.0)	(220.6)
Diluted loss per share	(1.18)	(1.25)	(1.31)	(1.76)
2010
Net revenues	2,188.4	2,220.7	2,288.5	2,121.0
Income/(loss) from operations(a)	225.8	(0.3)	175.7	131.1
Net loss	(193.6)	(272.5)	(163.2)	(194.0)
Net loss attributable to Caesars Entertainment Corporation	(195.6)	(274.0)	(164.8)	(196.7)
Diluted loss per share	(2.72)	(2.60)	(1.56)	(1.71)

(1)	During the second quarter of 2010, the Company recorded an impairment loss of $100.0 million.
(2)	During the third quarter of 2010, the Company recorded an impairment loss of $44.0 million.
(3)	During the fourth quarters of 2011 and 2010, the Company recorded impairment losses of $11.0 million and $49.0 million, respectively.

Because loss per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

In May 2011, Caesars Interactive Entertainment Israel, Ltd. (“CIEI”), a subsidiary of Caesars Interactive Entertainment, Inc., which is a majority-owned subsidiary of Caesars Entertainment, acquired 51% of the voting equity interests of Playtika Ltd. (“Playtika”), a social games developer based in Israel. CIEI purchased the remaining 49% of Playtika in December 2011. For purposes of determining the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2011, and any change in our internal control over financial reporting for the fourth quarter of 2011, management has excluded the internal control over financial reporting of Playtika from its evaluation of these matters. Our consolidated financial statements as of and for the year ended December 31, 2011, include approximately $121 million of assets and approximately $55 million of revenue associated with Playtika.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting. Their report is included below.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caesars Entertainment Corporation:

We have audited the internal control over financial reporting of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Playtika Ltd. (“Playtika”), for which a majority ownership was acquired in May 2011 and whose financial statements constitute 0.4% total assets and 0.6% of net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Playtika. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2011. Our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 14, 2012

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

Directors

The following tables list the Directors and Executive Officers of the Company as of March 1, 2012. Jonathan Coslet resigned from our Board of Directors effective November 29, 2011. In order to fill the vacancy created by Mr. Coslet’s resignation, Jeffrey T. Housenbold was appointed to serve as a director.

Name and Age	Principal Occupations or Employment
Jeffrey Benjamin (50)	Mr. Benjamin became a member of our Board of Directors in January 2008 upon consummation of the Acquisition. He has nearly 25 years of experience in the investment industry and has extensive experience serving on the boards of directors of other public and private companies, including Mandalay Resort Group, another gaming company. He has been senior advisor to Cyrus Capital Partners since June 2008 and serves as a consultant to Apollo Global Management, LLC with respect to investments in the gaming industry. He was senior advisor to Apollo Global Management, LLC from 2002 to 2008. He holds a bachelors degree from Tufts University and a masters degree from the Massachusetts Institute of Technology Sloan School of Management. He has previously served on the boards of directors of Goodman Global Holdings, Inc., Dade Behring Holdings, Inc., Chiquita Brands International, Inc., McLeod USA, Mandalay Resort Group and Virgin Media Inc. Mr. Benjamin also currently serves on the boards of directors of Spectrum Group International, Inc., Exco Resources, Inc., ImOn Communications, the American Numismatic Society and Chemtura Corporation.

David Bonderman (69)	Mr. Bonderman became a member of our Board of Directors in January 2008 upon consummation of the Acquisition. Mr. Bonderman is a TPG Founding Partner. Prior to forming TPG in 1993, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (now doing business as Keystone Group, L.P.) in Fort Worth, Texas. He holds a bachelors degree from the University of Washington and a law degree from Harvard University. He has previously served on the boards of directors of Gemalto N.V., Burger King Holdings, Inc., Washington Mutual, Inc., IASIS Healthcare LLC, and Univision Communications. Mr. Bonderman also currently serves on the boards of directors of JSC VTB Bank, Energy Future Holdings Corp., General Motors Company, Armstrong World Industries, Inc., CoStar Group, Inc. and Ryanair Holdings PLC, of which he is Chairman.

Kelvin Davis (48)	Kelvin L. Davis became a member of our Board in January 2008 upon consummation of the Acquisition. Mr. Davis is a TPG Senior Partner and Head of TPG’s North American Buyouts Group, incorporating investments in all non-technology industry sectors. He also leads TPG’s Real Estate investing activities. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc., a private international real estate-related investment firm which is co-founded in 1991. He holds a bachelors degree from Stanford University and an M.B.A. from Harvard University. Mr. Davis currently serves on the boards of directors of Northwest Investments, LLC (which is an affiliate of ST Residential), Taylor Morrison, Inc., Univision Communications, Inc., and Catellus Development Corporation. He is a member of the Company’s Human Resources Committee and a member of the Executive Committee.

Jeffrey Housenbold (42)	Mr. Housenbold became a member of our Board in November 2011. Mr. Housenbold has served as the President and Chief Executive Officer and a director of Shutterfly, Inc. since January 2005. Prior to joining Shutterfly, Mr. Housenbold served as Vice President of Business Development and Internet Marketing at eBay Inc., an online marketplace for the sale of goods and services, from January 2002 to January 2005. Previously, he was the Vice President & General Manager, Business-to-Consumer Group at eBay from June 2001 to January 2002, and served as Vice President, Mergers & Acquisitions at eBay from March 2001 to June 2001. Mr. Housenbold holds Bachelor of Science degrees in Economics and Business Administration from Carnegie Mellon University and a Master of Business Administration degree from the Harvard Graduate School of Business Administration. Mr. Housenbold currently serves on the Board of Directors of Clover, a mobile payments company, Digital Chocolate, a publisher of social and mobile games and the Children’s Discovery Museum of San Jose. He is a member of the Company’s Audit Committee.

Name and Age	Principal Occupations or Employment
Karl Peterson (41)	Mr. Peterson became a member of our Board in January 2008 upon consummation of the Acquisition. Mr. Peterson is a TPG Partner where he serves as the Head of Europe and leads TPG’s investments in travel and leisure and media & entertainment sectors. He rejoined TPG in 2004 after serving as President and Chief Executive Officer of Hotwire, Inc. Mr. Peterson led Hotwire, Inc. from inception through its sale to IAC/InterActiveCorp. Before his work at Hotwire, Inc., Mr. Peterson was a principal of TPG in San Francisco. He holds a bachelors degree from the University of Notre Dame and has previously served on the board of directors of Univision Communications, Inc. Mr. Peterson currently serves on the boards of directors of Norwegian Cruise Lines, Sabre Holdings Corporation, and Saxo Bank. Mr. Peterson is a member of the Company’s Finance Committee and a member of the Nominating and Corporate Governance Committee.

Eric Press (46)	Mr. Press became a member of our Board of Directors in January 2008 upon consummation of the Acquisition. Mr. Press has been a Partner at Apollo Global Management, LLC since 2007 and has been a Partner with other Apollo entities since 1998. Mr. Press has significant experience in making and managing investments for Apollo. He has nearly 20 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree in economics from Harvard University and a law degree from Yale University. He has previously served on the board of directors of the Rodolph Sholom School, Innkeepers Trust USA, Wyndham International, Quality Distribution, Inc. AEP Industries, and WMC Finance Corp. Mr. Press also serves on the boards of directors of Prestige Cruise Holdings, Inc., Noranda Aluminum, Affinion Group Holdings, Inc., Metals USA Holdings Corp., Verso Paper Corp., WMC Residco, Inc., Apollo Commercial Real Estate Finance, Inc., and Athene.

Marc Rowan (49)	Mr. Rowan became a member of our Board of Directors in January 2008 upon consummation of the Acquisition. Mr. Rowan is a founding partner of Apollo Global Management, LLC. He has more than 25 years of experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. He holds a bachelors degree from the University of Pennsylvania and an M.B.A. from The Wharton School. He has previously served on the boards of directors of AMC Entertainment, Inc., Culligan Water Technologies, Inc., Furniture Brands International, Mobile Satellite Ventures, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, The Vail Corporation, Cannondale Bicycle Corp., Riverdale Country School, Cablecom GmbH, Rare Medium, and Wyndham International, Inc. Mr. Rowan also serves on the boards of directors of the general partner of AAA Guernsey Limited, Athene Re, Countrywide pic, Youth Renewal Fund, National Jewish Outreach Program, Inc., Undergraduate Executive Board of the Wharton School, Rowan Family Foundation, Wharton Private Equity Partners, and Norwegian Cruise Lines. He is a member of the Company’s Executive Committee, the Finance Committee and the Human Resources Committee.

David B. Sambur (31)	Mr. Sambur became a member of our Board of Directors in November 2010. Mr. Sambur joined Apollo in 2004. Mr. Sambur has experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. Prior to joining Apollo, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. Mr. Sambur serves on the board of directors of Verso Paper Corp., Momentive Performance Materials Holdings and Momentive Specialty Chemical, Inc. Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a BA in Economics. He is a member of the Company’s Nominating and Corporate Governance Committee.

Lynn C. Swann (59)	Mr. Swann became a member of our Board in April 2008. Mr. Swann has served as president of Swann, Inc., a consulting firm specializing in marketing and communications since 1976. Mr. Swann was also a broadcaster for the American Broadcasting Company from 1976 to 2005. He holds a bachelors degree from the University of Southern California. Mr. Swann also serves on the boards of directors of Hershey Entertainment and Resorts Company, H. J. Heinz Company and Empower Software Solutions. Mr. Swann also holds a Series 7 and Series 63 registration. He is member of the Company’s Human Resources Committee, Nominating and Corporate Governance Committee, and the 162(m) Plan Committee.

Name and Age	Principal Occupations or Employment
Jinlong Wang (54)	Mr. Wang became a member of our Board in November 2010. Mr. Wang is currently Senior Vice President of Starbucks Coffee Company and President of Starbucks Asia Pacific region. Prior to his current role from July 2009 to June 2011, Mr. Wang served as Chairman and acting President of Starbucks Greater China;Senior Vice President-Business Development of Starbucks Coffee International Company Limited. From October 2005 to June 2009, Mr. Wang served as Senior Vice President of Starbucks Corporation and President of Starbucks Greater China during which time he was responsible for overseeing all facets of Starbucks activities in the Greater China market including vision and strategy, business development and operations, etc. From January 2003 to August 2005, Mr. Wang served as Vice Chairman and President of Shanghai Buddies CVS Co. Ltd., or Buddies, during which time he and his team created the 2nd generation of the Chinese convenience store. Prior to his time at Buddies from May 1992 to December 2000, Mr. Wang held various positions for different divisions of Starbucks corporation, including Vice President-International Business Development, and Vice President and Director of Starbucks Law and Corporate Affairs department. Before joining Starbucks, Mr. Wang was an attorney at Preston Gates & Ellis LLP and Milbank, Tweed, Hadley & McCloy LLP. Mr. Wang also serves as director, chairman and legal representative at various Starbucks entities including Starbucks holding and investment companies, joint venture companies, etc. in Starbucks Greater China region and Starbucks Asia Pacific region. He is a member of the Company’s Audit Committee.

Christopher J. Williams (54)	Mr. Williams became a member of our Board in April 2008. Mr. Williams has been Chairman of the Board and Chief Executive Officer of Williams Capital Group, L.P., an investment bank, since 1994, and Chairman of the Board and Chief Executive Officer of Williams Capital Management, LLC, an investment management firm, since 2002. He holds a bachelors degree from Harvard University and an M.B.A. from the Dartmouth College Tuck School of Business. Mr. Williams was a director of Caesars from November 2003 to January 2008, and was a member of the Audit Committee. Mr. Williams also serves on the boards of directors for The Partnership for New York City, the National Association of Securities Professionals, and Wal-Mart Stores, Inc. He is Chairman of the Company’s Audit Committee and is a member of the 162(m) Plan Committee.

Executive Officers*

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years

Gary W. Loveman (51)	Mr. Loveman has been a Director since 2000; Chairman of the Board since January 1, 2005; Chief Executive Officer since January 2003; President since April 2001. He has over 13 years of experience in retail marketing and service management, and he previously served as an associate professor at the Harvard University Graduate School of Business. He holds a bachelors degree from Wesleyan University and a Ph.D. in Economics from the Massachusetts Institute of Technology. Mr. Loveman also serves as a director of Coach, Inc., a designer and marketer of high-quality handbags and women’s and men’s accessories, and FedEx Corporation, a world-wide provider of transportation, e-commerce and business services, each of which are traded on the New York Stock Exchange.

Jonathan S. Halkyard (47)	Mr. Halkyard became our Chief Financial Officer in August 2006 and Executive Vice President in November 2011. He served as Senior Vice President from July 2005 to November 2011. He served as Treasurer from November 2003 through July 2010. He served as a Vice President from November 2002 to July 2005, Assistant General Manager-Harrah’s Las Vegas from May 2002 to November 2002 and Vice President and Assistant General Manager-Harrah’s Lake Tahoe from September 2001 to May 2002. He also serves on the Board of Directors of Dave & Busters, Inc.

Timothy R. Donovan (56)	Mr. Donovan became our Executive Vice President in November 2011, General Counsel in April 2009 and our Chief Regulatory and Compliance Officer in January 2011. He served as Senior Vice President from April 2009 to November 2011. Prior to joining us, Mr. Donovan served as Executive Vice President, General Counsel and Corporate Secretary of Republic Services, Inc. from December 2008 to March 2009 after a merger with Allied Waste Industries, Inc., where he served in the same capacities from April 2007 to December 2008. Mr. Donovan earlier served as Executive Vice President-Strategy & Business Development and General Counsel of Tenneco, Inc. from July 1999 to March 2007. He also serves on the Board of Directors of John B. Sanfilippo & Son, Inc.

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past 5 Years

Thomas M. Jenkin (57)	Mr. Jenkin became our President of Operations in November 2011. He served as Western Division President from January 2004 through November 2011. He served as Senior Vice President-Southern Nevada from November 2002 to December 2003 and Senior Vice President and General Manager-Rio from July 2001 to November 2002.

Janis L. Jones (62)	Ms. Jones became our Executive Vice President of Communications and Government Relations in November 2011. She served as our Senior Vice President of Communications and Government Relations from November 1999 through November 2011. She served as Senior Vice President of Communications and Government Relations from November 1999 to November 2011. Prior to joining Caesars, Ms. Jones served as Mayor of Las Vegas from 1991 to 1999.

John W. R. Payne (43)	Mr. Payne became our President of Enterprise Shared Services in July 2011. He served as Central Division President from January 2007 through November 2011. Before becoming President of Enterprise Shared Services and Central Division President, Mr. Payne served as Atlantic City Regional President from January 2006 to December 2006, Gulf Coast Regional President from June 2005 to January 2006, Senior Vice President and General Manager-Harrah’s New Orleans from November 2002 to June 2005 and Senior Vice President and General Manager-Harrah’s Lake Charles from March 2000 to November 2002.

Mary H. Thomas (45)	Ms. Thomas became our Executive Vice President, Human Resources in November 2011. She served as our Senior Vice President, Human Resources from January 2006 to November 2011. Prior to joining us, Ms. Thomas served as Senior Vice President-Human Resources North America for Allied Domecq Spirits & Wines from October 2000 to December 2005.

Steven M. Tight (56)	Mr. Tight became our President, International Development in July 2011. Prior to joining us, Mr. Tight served as Chief Executive Officer of Aquiva Development from August 2008 to August 2009 and Chief Executive Officer of Al Sharq Investment from December 2004 to July 2008. Mr. Tight earlier served as Senior Vice President of Development for the Walt Disney Company from June 1987 to April 2004.

*	All positions are subject to required regulatory approvals.

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

Statement of Business Principles and Policies

In January 2012, our Board adopted a Statement of Business Principles and Policies that applies to all of our directors, officers and employees and is intended to comply with the NASDAQ listing requirement for a code of conduct. The statement contains general guidelines for conducting the business of the company consistent with the highest standards of business ethics. Waivers of the policies set forth in the statement will be granted on a case-by-case basis and only in extraordinary circumstances. Any waivers of the policies for directors or executive officers may be made only by our Board and will be promptly disclosed to the public. The Statement of Business Principles and Policies is available on our website at www.caesars.com under “Investor Relations—Corporate Governance.”

Staggered Board

Pursuant to our certificate of incorporation, our Board is divided into three classes. The members of each class will serve for a staggered, three-year term. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. The classes are composed as follows:

•	Jeffrey Benjamin, Jeffrey T. Housenbold, Lynn C. Swann and Jinlong Wang are Class I directors, whose terms will expire at the fiscal 2013 annual meeting of stockholders;

•	Kelvin L. Davis, Karl Peterson, Eric Press and David Sambur are Class II directors, whose terms will expire at the fiscal 2014 annual meeting of stockholders; and

•	David Bonderman, Gary W. Loveman, Marc Rowan and Christopher J. Williams are Class III directors, whose terms will expire at the fiscal 2015 annual meeting of stockholders.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Committees of Our Board of Directors

Board Committees

Our Board has six standing committees: an audit committee, a human resources committee, a nominating and corporate governance committee, a finance committee, an executive committee and a 162(m) plan committee. The charters for each of these committees are available on our website at www.caesars.com under “Investor Relations—Corporate Governance.”

We have chosen the “controlled company” exception under the NASDAQ rules which exempts us from certain requirements, including the requirements that we have a majority of independent directors on our Board and that we have compensation and nominating and corporate governance committees composed entirely of independent directors. We will, however, remain subject to the requirement that we have an audit committee composed entirely of independent members. If at any time we cease to be a “controlled company” under the NASDAQ Rules, the board of directors will take all action necessary to comply with the applicable NASDAQ Rules, including appointing a majority of independent directors to our Board and establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

Audit Committee

Our audit committee consists of Messrs. Christopher J. Williams, as chairperson, Jinlong Wang and Jeffrey T. Housenbold. Our Board has determined that Mr. Williams qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that Messrs. Williams, Wang and Housenbold are independent as independence is defined in Rule 10A-3 of the Exchange Act and under the NASDAQ listing standards. The purpose of the audit committee is to oversee our accounting and financial reporting processes and the audits of our financial statements, provide an avenue of communication among our independent auditors, management, our internal auditors and our Board, and prepare the audit-related report required by the SEC to be included in our annual proxy statement or annual report on Form 10-K. The principal duties and responsibilities of our audit committee are to oversee and monitor the following:

•	preparation of annual audit committee report to be included in our annual proxy statement;

•	our financial reporting process and internal control system;

•	the integrity of our financial statements;

•	the independence, qualifications and performance of our independent auditor;

•	the performance of our internal audit function; and

•	our compliance with legal, ethical and regulatory matters.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

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

Nominating and Corporate Governance Committee

Our Board has established a nominating and corporate governance committee whose members are Messrs. Karl Peterson, David B. Sambur and Lynn Swann. The principal duties and responsibilities of the nominating and corporate governance committee are as follows:

•	to establish criteria for board and committee membership and recommend to our Board proposed nominees for election to the Board and for membership on committees of our Board;

•	to make recommendations regarding proposals submitted by our stockholders; and

•	to make recommendations to our Board regarding board governance matters and practices.

We have chosen the “controlled company” exception under the NASDAQ rules which exempts us from the requirement that we have a nominating and corporate governance committee composed entirely of independent directors.

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

Compensation Discussion and Analysis

Corporate Governance

Our Human Resources Committee. The HRC serves as our compensation committee with the specific purpose of designing, approving, and evaluating the administration of our compensation plans, policies, and programs. The HRC’s role is to ensure that compensation programs are designed to encourage high performance, promote accountability and align employee interests with the interests of our stockholders. The HRC is also charged with reviewing and approving the compensation of the Chief Executive Officer and our other senior executives, including all of the named executive officers. The HRC operates under our Human Resources Committee Charter. The HRC Charter was updated on January 31, 2012. It is reviewed no less than once per year with any recommended changes presented to our Board for approval.

The HRC currently consists of Messrs. Kelvin L. Davis, Marc Rowan and Lynn C. Swann. The qualifications of the HRC members stem from roles as corporate leaders, private investors, and board members of several large corporations. Their knowledge, intelligence, and experience in company operations, financial analytics, business operations, and understanding of human capital management enables the members to carry out the objectives of the HRC.

In fulfilling its responsibilities, the HRC is entitled to delegate any or all of its responsibilities to a subcommittee of the HRC or to specified executives of Caesars, except that it may not delegate its responsibilities for any matters where it has determined such compensation is intended to comply with the exemptions under Section 16(b) of the Securities Exchange Act of 1934.

In February 2009, our Board formed the 162(m) Plan Committee comprised of two members: Lynn C. Swann and Christopher J. Williams. The purpose of the 162(m) Plan Committee is to administer the Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan.

HRC Consultant Relationships. The HRC has the authority to engage services of independent legal counsel, consultants and subject matter experts in order to analyze, review, recommend and approve actions with regard to Board compensation, executive officer compensation, or general compensation and plan provisions. We provide for appropriate funding for any such services commissioned by the HRC. These consultants are used by the HRC for purposes of executive compensation review, analysis, and recommendations. The HRC has engaged and expects to continue to engage external consultants for the purposes of determining Chief Executive Officer and other senior executive compensation. However, with respect to 2011 compensation, the HRC did not engage any consultants. Rather, consultants were engaged by our Human Resources executives, and these consultants helped formulate information that was then provided to the HRC. See “Role of outside consultants in establishing compensation” below.

2011 HRC Activity

During five meetings in 2011, as delineated in the Human Resources Committee Charter and as outlined below, the HRC performed various tasks in accordance with their assigned duties and responsibilities, including:

•

Chief Executive Officer Compensation: reviewed and approved corporate goals and objectives relating to the compensation of the Chief Executive Officer, evaluated the performance of the Chief Executive Officer in light of these approved corporate goals and objectives and relative to peer group, evaluated and awarded the equity compensation, annual bonus and bonus under the Project Renewal Incentive Plan of the Chief Executive Officer based on such evaluation.

•

Other Senior Executive Compensation: set base compensation, annual bonus (other than those executives that receive bonuses under the 2009 Senior Executive Incentive Plan), awarded bonuses under the Project Renewal Incentive Plan and equity compensation for all senior executives, which included an analysis relative to our competition peer group

•

Executive Compensation Plans: reviewed status of various executive compensation plans, programs, and incentives, including the Annual Management Bonus Plan, our various deferred compensation plans, the Revenue Growth Incentive Plan and our various equity plans, and implemented a new bonus plan, the Project Renewal Incentive Plan.

Role of Human Resources Committee. The HRC has sole authority in setting the material compensation of our senior executives, including base pay, incentive pay (other than those executives that receive bonuses under the 2009 Senior Executive Incentive Plan) and equity awards. The HRC receives information and input from our senior executives and outside consultants (as described below) to help establish these material compensation determinations, but the HRC is the final arbiter on these decisions.

Role of Company executives in establishing compensation. When determining the pay levels for the Chief Executive Officer and our other senior executives, the HRC solicits advice and counsel from internal as well as external resources. Internal company resources include the Chief Executive Officer, Executive Vice President of Human Resources and Vice President of Compensation, Benefits and Human Resource Systems and Services. The Executive Vice President of Human Resources is responsible for developing and implementing our business plans and strategies for all company-wide human resource functions, as well as day-to-day human resources operations. The Vice President of Compensation, Benefits and Human Resource Systems and Services is responsible for the design, execution, and daily administration of our compensation, benefits, and human resources shared-services operations. Both of these Human Resources executives attend the HRC meetings, at the request of the HRC, and act as a source of informational resources and serve in an advisory capacity. The Corporate Secretary is also in attendance at each of the HRC meetings and oversees the legal aspects of our executive compensation and benefit plans, updates the HRC regarding changes in laws and regulations affecting our compensation policies, and records the minutes of each HRC meeting. The Chief Executive Officer also attends HRC meetings.

In 2011, the HRC communicated directly with the Chief Executive Officer and top Human Resources executives in order to obtain external market data, industry data, internal pay information, individual and our performance results, and updates on regulatory issues. The HRC also delegated specific tasks to the Human Resources executives in order to facilitate the decision making process and to assist in the finalization of meeting agendas, documentation, and compensation data for HRC review and approval.

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

Role of outside consultants in establishing compensation. Our internal Human Resources executives regularly engage outside consultants to provide advice related to our compensation policies. Standing consulting relationships are held with several global consulting firms specializing in executive compensation, human capital management, and board of director pay practices. During 2011, the services performed by consultants that resulted in information provided to the HRC are set forth below:

1. Towers Watson provided us with advice regarding our equity compensation plan and other long term incentives on managing our Long Term Incentive (“LTI”) program. Towers Watson also provided advice in methods of executing a re-pricing of our outstanding equity options. Towers Watson also provided external benchmarking data to compare against current compensation policies.

2. Aon Hewitt provided us with advice regarding our equity compensation plan and provided external benchmarking data to compare against our current equity compensation practices.

3. Mercer Human Resources Consulting was retained by the Savings & Retirement Plan (401k) and Executive Deferred Compensation Plan Investment Committees to advise these Committees on investment management performance, monitoring, investment policy development, and investment manager searches. Mercer also provides plan design, compliance, and operational consulting for our qualified defined contribution plan and non-qualified deferred compensation plans.

The consultants provided the information described above to our Human Resources executives to help formulate information that is then provided to the HRC. The consultants did not interact with each other in 2011, as they each work on discrete areas of compensation. We engaged Mercer Human Resources Consulting to perform consulting services for us regarding our 401(k) Plan and our Executive Deferred Compensation Plans. The fees for these services for 2011 were $506,873 for the 401(k) Plan and $111,210 for the Executive Deferred Compensation Plans.

Objectives of Compensation Programs

Our executive compensation program is designed to achieve the following objectives:

•	Align our rewards strategy with our business objectives, including enhancing stockholder value and customer satisfaction;

•	Support a culture of strong performance by rewarding employees for results;

•	Attract, retain and motivate talented and experienced executives; and

•	Foster a shared commitment among our senior executives by aligning our and their individual goals.

These objectives are ever present and are at the forefront of our compensation philosophy and all compensation design decisions.

Compensation Philosophy

Our compensation philosophy provides the foundation upon which all of our compensation programs are built. Our goal is to compensate our executives with a program that rewards loyalty, results-driven individual performance, and dedication to the organization’s overall success. These principles define our compensation philosophy and are used to align our compensation programs with our business objectives. Further, the HRC specifically outlines in its charter the following duties and responsibilities in shaping and maintaining our compensation philosophy:

•	Assess whether the components of executive compensation support our culture and business goals;

•	Consider the impact of executive compensation programs on stockholders;

•	Consider issues and approve policies regarding qualifying compensation for executives for tax deductibility purposes;

•	Approve the appropriate balance of fixed and variable compensation; and

•	Approve the appropriate role of performance based and retention based compensation.

Our executive compensation programs are structured to reward our executives for their contributions in achieving our mission of providing outstanding customer service and attaining strong financial results, as discussed in more detail below. Our executive compensation policy is designed to attract and retain high caliber executives and motivate them to superior performance for the benefit of our stockholders.

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

The executive compensation practices are intended to compensate executives primarily on performance, with a large portion of potential compensation at risk. In the past, the HRC has set senior executive compensation with two driving principles in mind: (1) delivering financial results to our stockholders and (2) ensuring that our customers receive a great experience when visiting our properties. To that end, historically the HRC has set our senior executive compensation so that at least 50% of our senior executives’ total compensation is at risk based on these objectives.

In 2008, as a result of the Acquisition and there being no public market for our common stock, the HRC deviated from our long-term compensation philosophy by awarding a “megagrant” equity award in lieu of annual equity grants that we had historically awarded like many other public companies. However, the HRC continues to review our equity awards, and has subsequently re-priced existing grants and awarded supplemental equity grants to select senior executives in 2010 and 2011, as more fully described below.

Compensation Program Design

The executive compensation program is designed with our executive compensation objectives in mind and is comprised of fixed and variable pay plans, cash and non-cash plans, and short and long-term payment structures in order to recognize and reward executives for their contributions to our Company today and in the future.

The table below reflects our short-term and long-term executive compensation programs during 2011:

Short-term	Long-term
Fixed and Variable Pay	Variable Pay
Base Salary	Equity Awards
Annual Management Bonus Plan	Executive Supplemental Savings Plan II
2009 Senior Executive Incentive Plan	Revenue Growth Incentive Plan
Cross Market Bonus Plan	Project Renewal Incentive Plan
Customer Service Jackpot Plan
Corporate Expense Jackpot Plan

The variable compensation to be paid to each of our NEOs for 2011 includes annual bonuses under the Annual Management Bonus Plan, for Messrs. Jenkin and Payne, and under the Senior Executive Incentive Plan for Messrs. Loveman and Halkyard and Ms. Thomas. Determination of performance against the goals of the Annual Management Bonus Plan for Messrs. Jenkin and Payne is at the discretion of the HRC, with input from the Chief Executive Officer. Determination of performance against the goals for the Senior Executive Incentive Plan for Messrs. Loveman and Halkyard and Ms. Thomas is at the discretion of the 162(m) Committee, with input from Mr. Loveman for Mr. Halkyard and Ms. Thomas.

Our variable compensation program also consists of the Revenue Growth Incentive Plan (“RGIP”), the Project Renewal Incentive Plan (“PRIP”), the Cross Market Bonus Plan, the Customer Service Jackpot Plan and the Corporate Expense Jackpot Plan. The goals of these plans are discussed in more detail below. No compensation is due under the RGIP until 2013. Partial payout of the PRIP occurred in 2011 and was paid to our NEOs. See “—Summary Compensation Table.” Payout information for the PRIP in 2011 is summarized below, and individual performance was taken into account in determining the size of the payout, though the payout amounts followed a formula in almost all instances.

In addition, variable compensation also consists of our equity award grants, which consist of stock option grants. During 2011, we granted stock options to our NEOs. The number of stock options granted to our NEOs in 2011 was intended to supplement the value of the 2008 “mega-grants”, and also to provide additional future value with a goal of strengthening employee retention. Individual performance was taken into account in determining participation and grant size.

We periodically assess and evaluate the internal and external competitiveness for all components of our executive compensation program. Internally, we look at critical and key positions that are directly linked to our profitability and viability. We review our compensation structure to determine whether the appropriate hierarchy of jobs is in place with appropriate ratios of Chief Executive Officer compensation to other senior executive compensation. We believe the appropriate ratio of Chief Executive Officer compensation compared to other senior executives ranges from 1.67:1 on the low end to 6:1 on the high end. These ratios are merely a reference point for the HRC in setting the compensation of our Chief Executive Officer, and were set after reviewing the job responsibilities of our Chief Executive Officer versus other senior executives and market practice. Internal equity is based on both quantitative and qualitative job evaluation methods, including span of control, required skills and abilities, long-term career growth opportunities as well as relevant comparative financial and non-financial job metrics. Externally, benchmarks are used to provide guidance and to improve our ability to attract, retain, and recruit talented senior executives. Due to the highly competitive nature of the gaming industry, as well as the competitiveness across industries for talented senior executives, it is important for our compensation programs to provide us the ability to internally develop executive talent, as well as recruit highly qualified senior executives.

The overall design of the executive compensation program and the elements thereof is a culmination of years of development and compensation plan design adjustments. Each year the plans are reviewed for effectiveness, competitiveness, and legislative compliance. The current plans have been put into place with the approval of the HRC and in support of the principles of the compensation philosophy and objectives of our pay practices and policies.

In 2009, our Human Resources department conducted a review of compensation practices of competitors in the gaming industry and our Human Resources department continued to review and update the analysis in 2010 and 2011. The review covered a range of senior roles and competitive practices. As a result of this review, the HRC believes that the current compensation program adequately compensates and provides incentive to our executives. The companies comprising our peer group for the 2009 review and 2010-2011 update were:

•	Ameristar Casinos, Inc.

•	Boyd Gaming Corporation

•	Isle of Capri Casinos

•	Las Vegas Sands Corp.

•	MGM Resorts International

•	Penn National Gaming, Inc.

•	Station Casinos, Inc.

•	Trump Entertainment Resorts

•	Wynn Resorts, Limited

In 2011, we engaged Aon Hewitt to provide a review of equity compensation practices. The review covered practices at a broad range of 30 US companies of comparable size and geographic scope to the US and was not limited to peers in the gaming industry. The study included the following companies:

•	Marriott International, Inc.

•	Starwood Hotels & Resorts Worldwide, Inc.

•	Wyndham Hotels & Resorts, LLC

•	McDonald’s Corporation

•	Darden Restaurants, Inc.

•	Yum! Brands, Inc.

•	CVS Caremark Corporation

•	The Kroger Co.

•	Home Depot

•	Target Corporation

•	Walgreen Co.

•	Lowe’s Companies, Inc.

•	SuperValu Inc.

•	Staples Inc.

•	Macy’s

•	The TJX Companies, Incorporated

•	J.C. Penney Company, Inc.

•	The Gap, Inc.

•	Genuine Parts Company

•	Starbucks Corporation

•	Nordstrom, Inc.

•	VF Corporation

•	Office Max

•	Ross Stores, Inc.

•	Auto Zone

•	The Pantry, Inc.

•	PetSmart, Inc.

•	Travel Centers of America

•	Radio Shack Corporation

•	Williams-Sonoma, Inc.

Impact of Performance on Compensation

The impact of individual performance on compensation is reflected in base pay merit increases, setting the annual bonus plan payout percentages as compared to base pay, and the amount of equity awards granted. The impact of our financial performance and customer satisfaction is reflected in the calculation of the annual bonus payment and the intrinsic value of equity awards. Supporting a performance-based culture and providing compensation that is directly linked to outstanding individual and overall financial results is at the core of our compensation philosophy and human capital management strategy.

For senior executives, the most significant compensation plans that are directly affected by the attainment of performance goals are our Annual Management Bonus Plan and Senior Executive Incentive Plan. The bonus plan performance criteria, target percentages, and plan awards under our Annual Management Bonus Plan for the bonus payments for fiscal 2011 (paid in 2012) were set in February 2011; however, the HRC continued its past practice of periodically reviewing performance criteria against plan. The bonus plan performance criteria, target percentages, and plan awards under the Senior Executive Incentive Plan were set in February 2011. The financial measurements used to determine the bonus under our Annual Management Bonus Plan are Adjusted EBITDA and corporate expense (prior to allocation to our properties). The non-financial measurement used to determine plan payments is customer satisfaction. The financial measure for the Senior Executive Incentive Plan is EBITDA, as more fully described below.

Based on performance goals set by the HRC each year, there are minimum requirements that must be met in order for a bonus plan payment to be provided under the Annual Management Bonus Plan. Just as bonus payments are increased as performance goals are exceeded, results falling short of goals reduce or eliminate bonus payments. In order for participants in our Annual Management Bonus Plan to receive a bonus, a minimum attainment of 90% of financial and customer satisfaction scores approved by the HRC must be met.

Elements of Compensation

Elements of Active Employment Compensation and Benefits

The total direct compensation mix for each named executive officer, or NEO, varies. For our Chief Executive Officer, the allocation for 2011 was 40% for base salary and 60% for annual bonus. For the other NEOs in 2011, the average allocation was 58% for base salary and 42% for annual bonus. Each compensation element is considered individually and as a component within the total compensation package. In reviewing each element of our senior executives’ compensation, the HRC reviews peer data, internal and external benchmarks, our performance over the past 12 months (as compared to our internal plan as well as compared to other gaming companies) and the executive’s individual performance. Prior compensation and wealth accumulation is considered when making decisions regarding current and future compensation; however, it has not been a decision point used to cap a particular compensation element.

Peer Group

We and the HRC review the compensation of our NEOs against its peer groups. The table below shows the amounts paid for our NEOs in 2011, and the Peer Group Median for each category of compensation, as measured in 2010, the latest data available for the peer group.

	Base Salary		Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation
	Paid($)	Peer Group Median($)	Paid($)	Peer Group Median($)	Paid($)	Peer Group Median($)	Paid($)	Peer Group Median($)
Gary W. Loveman, President and Chief Executive Officer	1,900,000	1,100,000	13,428,357	1,732,605	3,900,000	2,482,506	1,174,840	333,487
Jonathan S. Halkyard, Executive Vice President and Chief Financial Officer	700,000	629,808	663,900	247,515	555,000	356,250	24,403	32,427
Thomas M. Jenkin, President of Operations	1,200,000	1,026,892	1,487,311	654,173	1,350,000	523,725	32,046	95,949
John W. R. Payne, President of Enterprise Shared Services	1,063,077	1,026,892	1,267,120	654,173	923,056	523,725	36,086	95,949
Mary H. Thomas, Executive Vice President, Human Resources	509,615	392,097	756,992	253,025	539,062	497,963	15,826	—	(1)
(1)	Data not available.

Mr. Loveman’s base salary is above the median and is a reflection of our position as one of the world’s largest gaming companies. Additionally, several of Mr. Loveman’s peers are significant shareholders of their respective companies and, therefore, choose to receive a reduced base salary; this does not apply to Mr. Loveman. With respect to options awarded, we awarded one-time “mega-grants” in 2008 following the Acquisition. These grants were intended as a five year equivalent grant value, as opposed to our prior practice of annual option grants. In 2011, we supplemented these grants, as more fully described above. Also in 2011, options were amended as described in “2011 Amendments to Equity Plan and Supplemental Grants-Stock Option Re-Pricing” below, to reduce the exercise price of the outstanding 1.5X performance-based options to $20.09 per share and of outstanding time-based options to $20.09, with the reduced exercise price of the time-based options being phased in between a four to six year period, depending on the grant date and the price. The Option Awards figures in the above table reflect these two events. With respect to non-equity incentive plan compensation, our 2009 Senior Executive Incentive Plan is a discretionary program based on our financial performance. Bonus amounts are determined at the sole discretion of the HRC. With respect to all other compensation, costs above peer group median are related to the costs of Mr. Loveman’s personal security, aircraft usage and hotel lodging expense while in Las Vegas. See Note 5 of “-Summary Compensation Table.”

Messrs. Halkyard’s, Jenkin’s and Payne’s and Ms. Thomas’ base salaries are in line with their peer group median, but where above is a reflection of our position as one of the world’s largest gaming companies. With respect to options awarded, we awarded one-time “mega-grants” in 2008 following the Acquisition. These grants were intended as a five year equivalent grant value, as opposed to our prior practice of annual option grants. In 2011, we supplemented these grants. Also in 2011, options were amended as described in “2011 Amendments to Equity Plan and Supplemental Grants-Stock Option Re-Pricing” below, to reduce the exercise price of the outstanding 1.5X performance-based options to $20.09 per share and of outstanding time-based options to $20.09, with the reduced exercise price of the time-based options being phased in between a four to six year period, depending on the grant date and the price. The Option Awards figures in the above table reflect these two events. With respect to non-equity incentive plan compensation, our 2009 Senior Executive Incentive Plan (for Mr. Halkyard and Ms. Thomas) is a discretionary program based on our financial performance, and the Annual Management Bonus Plan (for Messrs. Jenkin and Payne) is a discretionary program based on our financial performance, corporate expenses and customer service improvement. Bonus amounts are determined at the sole discretion of the HRC, with input from the Chief Executive Officer.

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

Our Chief Executive Officer did not receive an increase in base salary in 2011 due to the general economic environment. In February 2009, we implemented a 5% reduction in base salary for management employees, including the NEOs. Effective January 1, 2010, the 5% base salary reduction was revoked for management employees, with the exception of members of senior management, including the NEOs. In July 2010, the HRC retracted the 5% salary reduction in place for members of our senior management, including the NEOs, with the exception of our Chief Executive Officer. In 2011, the HRC approved increases for Mr. Payne for taking on additional responsibilities and for Ms. Thomas as a merit increase.

2009 Senior Executive Incentive Plan

In December 2008, the Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan was approved by the HRC and our sole voting stockholder, to be effective January 1, 2009. The awards granted pursuant to the Senior Executive Incentive Plan are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Eligibility to participate in the Senior Executive Incentive Plan is limited to senior executives of Caesars and its subsidiaries who are or at some future date may be, subject to Section 16 of the Securities Exchange Act of 1934, as amended. The 162(m) Plan Committee selected the Senior Executive Incentive Plan participants for 2011 in February 2011. In February 2011, the Senior Executive Incentive Plan’s performance goals are based upon our EBITDA. The 162(m) Plan Committee set the bonus target for each participant of the Senior Executive Incentive Plan at 0.5% of the Company’s EBITDA for 2011. Subject to the foregoing and to the maximum award limitations, no awards will be paid for any period unless we achieve positive EBITDA.

Messrs. Loveman and Halkyard, Ms. Thomas and certain other executive officers participated in the Senior Executive Incentive Plan for the year 2011. As noted above, the 162(m) Plan Committee has authority to reduce bonuses earned under the Senior Executive Incentive Plan and also has authority to approve bonuses outside of the Senior Executive Incentive Plan to reward executives for special personal achievement.

It has been the 162(m) Plan Committee’s practice to decrease the bonus target of 0.5% of EBITDA by reference to the achieved performance goals and bonus formulas used under the Annual Management Bonus Plan discussed below.

Senior Executive Incentive Plan bonuses were awarded to our eligible NEOs in 2012 for 2011 performance. See the Summary Compensation Table.

Annual Management Bonus Plan

The Annual Management Bonus Plan (the “Bonus Plan”) provides the opportunity for our senior executives and other participants to earn an annual bonus payment based on meeting corporate financial and non-financial goals. These goals are set at the beginning of each fiscal year by the HRC. Beginning in 2009, the HRC approved a change to the Bonus Plan that allowed the HRC to revise financial goals on a semi-annual basis if external economic conditions indicated that the original goals did not correctly anticipate movements of the broader economy. Under the Bonus Plan, the goals can pertain to operating income, pre-tax earnings, return on sales, earnings per share, a combination of objectives, or another objective approved by the HRC. For

Messrs. Jenkin and Payne, who participated in the Bonus Plan for 2011, the objectives also include Adjusted EBITDA, customer satisfaction and growth of cross property play for their respective divisions. The goals may change annually to support our short or long-term business objectives. For the 2011 plan year, the Bonus Plan’s goal consisted of a combination of Adjusted EBITDA, corporate expense, and customer satisfaction improvement. Although officers that participated in the Senior Executive Incentive Plan during 2011 do not participate in the Bonus Plan, goals are set for all officers under this plan. The measurement used to gauge the attainment of these goals is called the “corporate score.”

For 2011, financial goals are comprised of these separate measures, representing up to 90% of the corporate score.

•

EBITDA is a common measure of company performance in the gaming industry and as a basis for valuation of gaming companies and, in the case of Adjusted EBITDA, as a measure of compliance with certain debt covenants. Adjusted EBITDA comprised 70% of the corporate score for 2011, and the target was set at $1,987 million for 2011.

•

Corporate Expense: In the current economic environment, it is important for us to manage expenses. Corporate expense, prior to the allocation of expenses to our operations, comprised 20% of the corporate score for 2011, and the target was set at $459 million for 2011. The figure used for this corporate expense target is not a GAAP financial measure and does not correspond to the corporate expense line item in our financial statements.

Non-financial goals consist of one key measurement: customer satisfaction. We believe we distinguish ourselves from competitors by providing excellent customer service. Supporting our property team members who have daily interaction with our external customers is critical to maintaining and improving guest service. Customer satisfaction is measured by surveys of our loyalty program (“Total Rewards”) customers taken by a third party. These surveys are taken weekly across a broad spectrum of customers. Customers are asked to rate our casinos’ performance using a simple A-B-C-D-F rating scale. The survey questions focus on friendly/helpful and wait time in key operating areas, such as beverage service, slot services, Total Rewards, cashier services and hotel operation services. Each of our casino properties works against an annual baseline defined by a composite of their performance in these key operating areas from previous years. Customer satisfaction comprised 10% of the corporate score for 2011, and the target was set at a 3% change from non-A to A scores for 2011.

Bonus plan payments would not be paid if Adjusted EBITDA was less than 90% of target, if corporate expense exceeded 10% or more of target or if there was less than a one percent shift in non-A to A customer satisfaction scores.

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

After the end of the fiscal year, the Chief Executive Officer assesses our performance against the financial and customer satisfaction targets set by the HRC. Taking into account our performance against the targets set by the HRC, the Chief Executive Officer will develop and recommend a performance score of 0 to 1.5 to the HRC.

The HRC has the authority under the Bonus Plan to adjust any goal or bonus points with respect to executive officers, including no payment under the Bonus Plan. These decisions are subjective and based generally on a review of the circumstances affecting results to determine if any events were unusual or unforeseen.

The 2011 corporate score of 95 was approved by the HRC in February 2012. Divisional Presidents may earn bonuses based on the performance of the properties in their divisions — see Summary Compensation Table.

In February 2011, the HRC approved a change to the Bonus Plan to include a cross market play component for non-corporate employees, including Messrs. Jenkin and Payne.

In February 2011, the HRC approved raising the corporate score ceiling from a maximum of 150 points at 110% of EBITDA plan performance to 200 points at 120% of EBITDA plan performance. This change was made to reward management with increased bonus opportunity for an extraordinary performance against plan. As a result of the change, management could receive a maximum of up to three times their target bonus percentage of annual salary if maximum points are achieved under the Bonus Plan.

Messrs. Jenkin and Payne participated in the Bonus Plan for the year 2011. Bonuses under the Bonus Plan were awarded to Messrs. Jenkin and Payne by the HRC in February 2012. In addition, as noted above, under the Senior Executive Incentive Plan, performance goals for Messrs. Loveman and Halkyard and Ms. Thomas were assessed by the HRC for 2011 in February 2012 and the 162(m) Plan Committee reviewed the HRC’s assessments for purposes of setting bonuses under the Senior Executive Incentive Plan.

In February 2012, the HRC approved changes to the Bonus Plan, eliminating the corporate expense component for 2012.

Cross Market Bonus Plan

In February 2011, the HRC approved a new incentive plan for all management (including the NEOs) designed to promote cooperation between our properties to increase customer visitation across our properties. The Cross Market Bonus Plan is intended as a supplement to the Bonus Plan for 2011, and is applicable only to employees who do not earn a bonus under the Bonus Plan. Each of our properties has a cross market target equivalent to the cross market target component of the Bonus Plan applicable to non-corporate employees, including Messrs. Jenkin and Payne. However, while the cross market component of the Bonus Plan is subject to the achievement of minimum EBITDA plan results, the Cross Market Bonus Plan is independent of financial results at properties. The combined intent of the Bonus Plan and the Cross Market Bonus Plan was to provide management with incentive to promote cross market play across our entire company, irrespective of property financial performance. In February 2012, the HRC decided not to renew the plan for 2012.

Customer Service Jackpot Plan

In February 2011, the HRC approved a new incentive plan for all management (including the NEOs) designed to incent greatly enhanced performance against our customer service metric. The Customer Service Jackpot functions as a supplement to the Bonus Plan in 2011, and is measured against the same customer service metric as the Bonus Plan. In order to qualify for an award under the Customer Service Jackpot, a property must have a minimum positive shift of non-A to A customer scores of 6.0%, which is double the shift that earns the maximum customer service bonus points in the Bonus Plan, and we consider the Customer Service Jackpot to be an award for the achievement of two year’s worth of maximum service performance in a single year. Payout of the Customer Service Jackpot is targeted at 5% of an employee’s base salary for all management.

Corporate Expense Jackpot Plan

In February 2011, the HRC approved a new incentive plan for all corporate management (including the NEOs) designed to incent our corporate employees to pursue aggressive cost savings. The Corporate Expense Jackpot functions as a supplement to the Bonus Plan, and is measured against the same corporate expense metric as in the Bonus Plan for corporate employees. In order to qualify for an award under the Corporate Expense Jackpot, the final corporate expense figure for 2011 must come in 13% below the target corporate expense figure for 2011. We consider cost savings to be an integral objective in 2011, and believes the Corporate Expense Jackpot incents our corporate employees to be aggressive in order to reach this greatly enhanced savings target. Payout of the Corporate Expense Jackpot is targeted at 5% of an employee’s base salary for all management. In February 2012, the HRC decided not to renew the plan for 2012.

Revenue Growth Incentive Plan

In February 2010, the HRC approved a new medium-term Revenue Growth Incentive Plan, or RGIP, for certain members of management (including the NEOs) designed to promote incremental revenue growth over a two year period (beginning on January 1, 2010) and bridge the gap between our current compensation (salary, bonus, benefits) and longer-term compensation offering (“equity plan”). The RGIP is intended as a special, one-time bonus program for the purpose of promoting top-line revenue growth in excess of our currently forecasted revenue growth over the two year bonus period. The HRC believes that after several years of promoting cost cutting it is now an appropriate time to focus on revenue growth. The RGIP will also provide a liquid medium-term incentive program, as it will allow management and NEOs the ability to earn cash in the medium-term, as opposed to our equity plan which is longer term and currently not liquid.

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

For 2010 and 2011, the sole goal of the RGIP is growth in revenue above the rate forecasted by our company. Incremental Revenue Growth is defined as an increase in the percentage of revenue growth year over year above the growth rate forecasted by our company. For the RGIP, payout levels of the bonus have been set at three incremental growth thresholds: 0.75%, 1.0% and 1.5% incremental revenue growth. These thresholds were set by looking at past growth rates and also our current five year predictions.

Achievement of 0.75% incremental revenue growth over the bonus period results in a payout of the RGIP at the target payout rate. The 1.0% and 1.5% incremental growth levels are “stretch” goals for the program and result in payouts at a premium percentage above the target payout. For our senior executives and officers the payout premiums are 125% and 150% of annual salary, respectively.

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

In July 2010, the HRC determined to modify the time period for the RGIP. The RGIP has been shifted forward six months, and will now run during the two year period from July 1, 2010 through June 30, 2012. The HRC determined to shift the RGIP forward by six months because (a) the plan was not rolled out to employees until March 2010 and (b) the continuing economic downturn in the gaming industry in the first half of 2010.

Project Renewal Incentive Plan

In 2011, the HRC adopted the Project Renewal Incentive Plan, or PRIP, a plan designed to incent our leadership to undertake the cost savings initiatives proposed as part of a comprehensive program to streamline our operations that was launched in the fourth quarter of 2010. PRIP expires on March 1, 2013.

PRIP provides payouts when pre-determined cumulative, run rate savings milestones are achieved and maintained for at least three consecutive months, as certified by the HRC. PRIP includes four savings milestones in the amounts of $100 million, $200 million, $300 million and $400 million. Payout under PRIP is further subject to the maintenance of a minimum EBITDA threshold per $100 million of cost savings to ensure that actual savings flow through to EBITDA.

The maximum payout any participant can receive based on achieving each of the four savings milestones is equal to two times the participant’s annual bonus target. Upon achievement (and maintenance) of each of (i) the first and second savings milestones ($100 million and $200 million, respectively) 33% of the annual bonus target is payable, and (ii) the third and fourth milestones ($300 million and $400 million, respectively) 67% of the annual bonus target is paid. Participants must be employed as of the day bonuses are paid in order to be eligible to receive payment.

The HRC approved that the first $100 million run rate savings milestone has been achieved, sustained for at least three months, and that the EBITDA governor has been achieved as well. Accordingly, on July 27, 2011, the HRC approved the payout for the first milestone, aggregating $7.75 million for all eligible employees, including our NEOs, who received the following amounts pursuant to the Plan and as approved by the HRC: Gary W. Loveman $1,000,000; Thomas M. Jenkin $300,000; John W. R. Payne $256,250; Jonathan S. Halkyard $155,000; and Mary H. Thomas $125,962. See “—Summary Compensation Table” for additional information.

The Senior Executive Incentive Plan, the Bonus Plan, the Cross Market Bonus Plan, the Customer Service Jackpot Plan, the Corporate Expense Jackpot Plan, the Revenue Growth Incentive Plan and the Project Renewal Incentive Plan are discretionary, including making no payments under the plans. As indicated above, the Cross Market Bonus Plan and the Corporate Expense Jackpot Plan are no longer in effect for 2012.

Equity Awards

Equity Plan

In February 2008, the Board approved and adopted the Harrah’s Entertainment Management Equity Incentive Plan, or the Equity Plan. The purpose of the Equity Plan is to promote our long term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business; to motivate management personnel by means of growth-related incentives to achieve long range goals; and to further the alignment of interests of participants with those of our stockholders. Except for options awarded under a predecessor plan that were rolled over into the Company by Mr. Loveman, all awards under prior plans were exchanged in the Acquisition.

The Equity Plan provides for the grant of awards that will vest based on continued service only (“time-based options”) and those that also require attainment of performance criteria (“performance-based options”). The performance-based options vest based on investment return to our stockholders following the Acquisition. Originally, one-half of the performance based options become eligible to vest upon the stockholders receiving cash proceeds equal to two times their amount invested in the Acquisition, (the “2X options”), and one-half of the performance-based options become eligible to vest upon the stockholders receiving cash proceeds equal to three times their amount invested, (the “3X options”).

The combination of time and performance based vesting of the options is designed to compensate executives for long term commitment to us, while motivating sustained increases in our financial performance and helping ensure the stockholders have received an appropriate return on their invested capital.

Amendments to Equity Plan and Supplemental Grants

On February 23, 2010, the HRC adopted an amendment to the Equity Plan. The amendment provided for an increase in the available number of shares of common stock for which options may be granted up to 7,955,573 shares.

The amendment also revised the vesting hurdles for performance-based options under the Equity Plan. Previously, performance-based options vested upon a 2X return and upon a 3X return. The triggers were revised to 1.5X and 2.5X, respectively. In addition, a pro rata portion of the 2.5X options will vest if funds affiliated with the Sponsors achieve a return on their investment that is greater than 2.0X, but less than 2.5X. The pro rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5X options depending upon the level of returns that funds affiliated with the Sponsors realize between 2.0X and 2.5X.

In addition, in March 2010, the HRC approved supplemental equity grants for all of the NEOs and certain other management in an effort to enhance the value of grants under the Equity Plan. The supplemental grants contained solely time-vested options, vesting over 5 years; however, there is no vesting until after the 2nd anniversary from the grant date, and thereafter the options vest at 25% per year.

In March 2010, the HRC approved the following supplemental grants to the NEOs:

Executive	Number of Shares of Time Based Options	Number of Shares of Performance Based Options
Gary W. Loveman	797,833	—
Thomas M. Jenkin	141,411	—
John W. R. Payne	89,717	—
Jonathan S. Halkyard	92,921	—
Mary H. Thomas	30,803	—

2011 Amendments to Equity Plan and Supplemental Grants

Stock Option Re-Pricing

In July 2011, the HRC approved amendments to the Equity Plan and to outstanding stock options which were granted pursuant to the Equity Plan.

As a result of the July 2011 amendments, 2.5X performance-based options were revised to 2.0X, and if the Sponsors and their co-investors realize a return of less than 2.0X but equal to or greater than 1.75X, a pro rata portion of such performance-based options will vest based on straight line interpolation.

In addition, the exercise price for all outstanding time-based options was reduced to $20.09 per share, with the reduced exercise price being phased in between a four to six year period, depending on grant date, as set forth in each individual award agreement. Prior to the phase in, any vested options may still be exercised at the original exercise price, subject to the terms of the Equity Plan. The exercise price of outstanding 1.5X performance-based options was also reduced to $20.09 per share. The exercise price for the outstanding 2.5X, now 2.0X, performance options was not reduced to $20.09 per share.

The stock option re-pricing and the reduction of the vesting hurdles for performance-based options were intended to strengthen employee retention and provide our NEOs with equity based compensation in line with their peer group.

2011 Supplemental Grant

In 2011, we engaged Aon Hewitt to review equity compensation practices at a broad range of companies of similar size and geographic scope. This review indicated that realizable grant values to our senior executives over the period of 2008-2015 were expected to significantly lag behind our peers. In order to mitigate this difference and ensure employee retention, Management recommended to the HRC a supplemental option grant to a select group of employees, including the NEOs.

On November 29, 2011, the HRC approved an amendment to our Management Equity Incentive Plan providing for an increase in the number of shares of our common stock for which time-based options may be granted from 5,516,446 to 6,143,749, which in turn increased the number of shares under the Plan from 7,955,573 to 8,582,876.

In addition, in November 2011 the HRC approved supplemental equity grants for all of the NEOs and certain other key members of senior leadership. Except for the CEO, the supplemental grants contained solely time-vested options, vesting over 4 years; Mr. Loveman’s supplemental grant included time-vested options, vesting over 4 years, and performance-based options with a 1X vesting hurdle.

The size of the supplemental grants was intended to provide our NEOs with equity based compensation in line with their peer group. Specifically, for each NEO the supplemental grant was determined by using a participant’s then-current total option value and increasing the total to meet the 2008-2015 benchmark value developed by our human resources executives in conjunction with Aon Hewitt. In some cases, individual performance was also taken into account.

In November 2011, the HRC approved the following supplemental grants to the NEOs:

Executive	Number of Shares of Time Based Options	Number of Shares of Performance Based Options (1)
Gary W. Loveman	580,667	290,334
Thomas M. Jenkin	66,359	—
John W. R. Payne	68,635	—
Jonathan S. Halkyard	8,710	—
Mary H. Thomas	55,711	—

(1)	These performance options vest if TPG and Apollo Global Management, LLC and its affiliates achieve the return of capital invested in the Company at a $57.41 stock price.

Employment Agreements

We have entered into employment agreements with each of our NEOs. The HRC and the Board put these agreements in place in order to attract and retain the highest quality executives. At least annually, our compensation department reviews our termination and change in control arrangements against peer companies as part of its review of our overall compensation package for executives to ensure that it is competitive. The compensation department’s analysis is performed by reviewing each of our executives under several factors, including the individual’s role in the organization, the importance of the individual to the organization, the ability to replace the executive if he/she were to leave the organization, and the level of competitiveness in the marketplace to replace an executive while minimizing the affect to our on-going business. The compensation department presents its assessment to the HRC for feedback. The HRC reviews the information and determines if changes are necessary to the termination and severance packages of our executives.

Policy Concerning Tax Deductibility

The HRC’s policy with respect to qualifying compensation paid to its executive officers for tax deductibility purposes is that executive compensation plans will generally be designed and implemented to maximize tax deductibility. However, non-deductible compensation may be paid to executive officers when necessary for competitive reasons or to attract or retain a key executive, or where achieving maximum tax deductibility would be considered disadvantageous to our best interests. Our Senior Executive Incentive Plan is designed to comply with Section 162(m) of the Internal Revenue Code so that annual bonuses paid under these plans, if any, will be eligible for deduction by us. See “-Senior Executive Incentive Plan.”

Stock Ownership Requirements

As a company that only recently listed its equity securities on NASDAQ, we do not have a policy regarding stock ownership.

Chief Executive Officer’s Compensation

The objectives of our Chief Executive Officer are approved annually by the HRC. These objectives are revisited each year. The objectives for 2011 were to:

•	achieve 2011 Plan revenue, cash flow margin and liquidity, and generally position the company to benefit from a rebound;

•	optimize capital structure;

•	establish a casino, online and non-gaming presence in Asia;

•	develop the company as the leader online for rake and “for fun” gaming;

•	stimulate Las Vegas growth and Atlantic City revitalization; and

•	develop, motivate and incent our employees.

The HRC’s assessment of the Chief Executive Officer’s performance is based on a subjective or objective review (as applicable) of performance against these objectives. Specific weights may be assigned to particular objectives at the discretion of the HRC, and those weightings, or more focused objectives, are communicated to the Chief Executive Officer at the time the goals are set forth. However, no specific weights were set against the Chief Executive Officer’s objectives in 2011.

As Chief Executive Officer, Mr. Loveman’s base salary was based on his performance, his responsibilities and the compensation levels for comparable positions in other companies in the hospitality, gaming, entertainment, restaurant and retail industries. Merit increases in his salary are a subjective determination by the HRC, which bases its decision upon his prior year’s performance versus his objectives as well as upon an analysis of competitive salaries. Although base salary increases are subjective, the HRC reviews Mr. Loveman’s base salary against peer groups, his roles and responsibilities within the company, his contribution to our success and his individual performance against his stated objective criteria.

The 162(m) Plan Committee used the Senior Executive Incentive Plan to determine the Chief Executive Officer’s bonus for 2011. Under this plan, bonus target is set as a percentage of EBITDA, as more fully described above. The 162(m) Plan Committee has discretion to reduce bonuses (as permitted by Section 162(m) of the Internal Revenue Code), and it is the normal practice of the 162(m) Plan Committee to reduce the Chief Executive Officer’s bonus by reference to the achievement of performance goals and bonus formulas used under the Annual Management Bonus Plan. In February 2012, the 162(m) Plan Committee made the determination to award a bonus to the Chief Executive Officer for 2011 performance. See “-Summary Compensation Table.”

Mr. Loveman’s salary, bonus and equity awards differ from those of our other named executive officers in order to (a) keep Mr. Loveman’s compensation in line with Chief Executive Officer’s of other gaming, hotel and lodging companies, as well as other consumer oriented companies, (b) compensate him for the role as the leader and public face of our company and (c) compensate him for attracting and retaining our senior executive team.

Personal Benefits and Perquisites

During 2011, all of our NEOs received a financial counseling reimbursement benefit, and were eligible to participate in our deferred compensation plan, the Executive Supplemental Savings Plan II, or ESSP II, and our health and welfare benefit plans, including the Caesars Savings and Retirement Plan, or S&RP. In previous years, the NEOs also received matching amounts from us pursuant to the plan documents, which are the same percentages of salary for all employees eligible for these plans. However, in February 2009, Company matching was suspended for the S&RP and ESSP II. A modified matching program with a $600 annual cap was approved by the HRC in November 2011 and will be reinstated for the S&RP exclusively in April 2012.

Additionally, we provided for Mr. Loveman’s personal use of company aircraft at certain times during 2011. Lodging and certain other expenses were incurred by Mr. Loveman for use during his Las Vegas-based residence. We also provided security for Mr. Loveman and his family. The decision to provide Mr. Loveman with the personal security benefit was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security. Based on these results, the HRC approved personal security services to Mr. Loveman and his family.

These perquisites are more fully described in “-Summary Compensation Table.”

Our use of perquisites as an element of compensation is limited. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.

Under our group life insurance program, senior executives, including the NEOs, are eligible for an employer provided life insurance benefit equal to three times their base annual salary, with a maximum benefit of $5.0 million. Mr. Loveman is provided with a life insurance benefit of $3.5 million under our group life insurance program and additional life insurance policies with a benefit of $2.5 million. In addition to group long term disability benefits, which are available to all benefits eligible employees, the Chief Executive Officer and all other NEOs are covered under a Company-paid individual long-term disability insurance policy paying an additional $5,000 monthly benefit and Mr. Loveman receives a supplemental short-term disability policy with a $10,000 monthly benefit.

Elements of Post-Employment Compensation and Benefits

Employment Arrangements

Chief Executive Officer. Mr. Loveman entered into an employment agreement on January 28, 2008 (as amended to date), which provides that Mr. Loveman will serve as Chief Executive Officer and President until January 28, 2013, and the agreement shall extend for additional one year terms thereafter unless terminated by us or Mr. Loveman at least 60 days prior to each anniversary thereafter. Additionally, pursuant to the agreement, Mr. Loveman received a grant of stock options pursuant to the Equity Plan (described above). Mr. Loveman’s annual salary is $2,000,000, subject to annual merit reviews by the HRC. In February 2009, Mr. Loveman agreed to reduce his salary to $1,900,000 as part of a broader management reduction of salaries, and despite the retraction of the reduction of base salary for the other NEOs in July 2010, Mr. Loveman’s annual salary remains at $1,900,000.

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

Mr. Loveman is also entitled to life insurance with a death benefit of at least three times the greater of his base annual salary and $2,000,000. In addition, Mr. Loveman is entitled to financial counseling reimbursed by us, up to $50,000 per year. The agreement also requires Mr. Loveman, for security purposes, to use our aircraft, or other private aircraft, for himself and his family for business and personal travel. The agreement also provides that Mr. Loveman will be provided with accommodations while performing his duties in Las Vegas, and we will also pay Mr. Loveman a gross-up payment for any taxes incurred for such accommodations. Our Board can terminate the employment agreement with or without cause, and Mr. Loveman can resign, at any time.

If we terminate the agreement without Cause, or if Mr. Loveman resigns for Good Reason:

•	Mr. Loveman will be paid, in equal installments over a 24 month period, two times the greater of his base annual salary and $2,000,000 plus his target bonus;

•	Mr. Loveman will continue to have the right to participate in our benefit plans (other than bonus and long-term incentive plans) for a period of two years beginning on the date of termination; and

•	his pro-rated bonus (at target) for the year of termination.

“Cause” is defined under the agreement as:

(i)	the willful failure of Mr. Loveman to substantially perform his duties with us or to follow a lawful reasonable directive from our Board (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to Mr. Loveman by our Board which specifically identifies the manner in which our Board believes that Mr. Loveman has willfully not substantially performed his duties or has willfully failed to follow a lawful reasonable directive and Mr. Loveman is given a reasonable opportunity (not to exceed thirty (30) days) to cure any such failure, if curable.

(ii)	(a) any willful act of fraud, or embezzlement or theft by Mr. Loveman, in each case, in connection with his duties under the employment agreement or in the course of his employment or (b) Mr. Loveman’s admission in any court, or conviction of, or plea of nolo contendere to, a felony that could reasonably be expected to result in damage to our business or reputation.

(iii)	Mr. Loveman being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Jersey, New York, or North Carolina.

(iv)	Mr. Loveman’s willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to us, or (y) a final judicial order or determination prohibiting Mr. Loveman from service as an officer pursuant to the Securities and Exchange Act of 1934 or the rules of the New York Stock Exchange.

“Good Reason” is defined under the agreement as: without Mr. Loveman’s express written consent, the occurrence of any of the following circumstances unless, in the case of paragraphs (a), (d), (e), (f), or (g), such circumstances are fully corrected prior to the date of termination specified in the written notice given by Mr. Loveman notifying us of his resignation for Good Reason:

(a)	The assignment to Mr. Loveman of any duties materially inconsistent with his status as our Chief Executive Officer or a material adverse alteration in the nature or status of his responsibilities, duties or authority;

(b)	The requirement that Mr. Loveman report to anyone other than our Board;

(c)	The failure of Mr. Loveman to be elected/re-elected as a member of our Board;

(d)	A reduction by us in Mr. Loveman’s annual base salary of $2,000,000.00, as the same may be increased from time to time as approved by the HRC;

(e)	The relocation of our principal executive offices from Las Vegas, Nevada, to a location more than fifty (50) miles from such offices, or our requiring Mr. Loveman either: (i) to be based anywhere other than the location of our principal offices in Las Vegas (except for required travel on our business to an extent substantially consistent with Mr. Loveman’s present business travel obligations); or (ii) to relocate his primary residence from Boston to Las Vegas;

(f)	Our failure to pay to Mr. Loveman any material portion of his current compensation, except pursuant to a compensation deferral elected by Mr. Loveman, or to pay to Mr. Loveman any material portion of an installment of deferred compensation under any of our deferred compensation programs within thirty (30) days of the date such compensation is due;

(g)	Our failure to continue in effect compensation plans (and Mr. Loveman’s participation in such compensation plans) which provide benefits on an aggregate basis that are not materially less favorable, both in terms of the amount of benefits provided and the level of Mr. Loveman’s participation relative to other participants at Mr. Loveman’s grade level, to those in which Mr. Loveman is participating as of January 28, 2008;

(h)	Our failure to continue to provide Mr. Loveman with benefits substantially similar to those enjoyed by him under the Savings and Retirement Plan and the life insurance, medical, health and accident, and disability plans in which Mr. Loveman is participating as of January 28, 2008, the taking of any action by us which would directly or indirectly materially reduce any of such benefits or deprive Mr. Loveman of any material fringe benefit enjoyed by Mr. Loveman as of January 28, 2008, except as permitted by the employment agreement;

(i)	Delivery of a written Notice of our non-renewal of the employment agreement by us to Mr. Loveman; or

(j)	Our failure to obtain a satisfactory agreement from any successor to assume and agree to perform the employment agreement.

Mr. Loveman waived his right to terminate his employment agreement for Good Reason in connection with the 5% reduction of his base annual salary implemented in February 2009.

If we terminate the agreement for Cause or Mr. Loveman terminates without Good Reason, Mr. Loveman’s salary will end as of the termination date.

After his employment with us terminates for any reason, Mr. Loveman will be entitled to participate in our group health insurance plans applicable to corporate executives, including family coverage, for his lifetime. We will pay 80% of the premium on an after-tax basis for this coverage, and Mr. Loveman will incur imputed taxable income equal to the amount of our payment. When Mr. Loveman becomes eligible for Medicare coverage, our group health insurance plan will become secondary, and Mr. Loveman will be eligible for the same group health benefits as normally provided to our other retired management directors. He will incur imputed taxable income equal to the premium cost of this benefit.

If a change in control were to occur during the term of Mr. Loveman’s employment agreement, and his employment was terminated involuntarily or he resigned for Good Reason within two years after the change in control, or if his employment was involuntarily terminated within six months before the change in control by reason of the request of the buyer, Mr. Loveman would be entitled to receive the benefits described above under termination without cause by us or by Mr. Loveman for good reason, except that (a) the multiplier would be three times (in lieu of two times) and (b) the payment would be in a lump sum (as opposed to over a 24 month period). In addition, if the payments are subject to a federal excise tax, or Excise Tax, imposed on Mr. Loveman, the employment agreement requires us to pay Mr. Loveman an additional amount, or the Gross-Up Payment, so that the net amount retained by Mr. Loveman after deduction of any Excise Tax on the change in control payments and all Excise Taxes and other taxes on the Gross-Up Payment, will equal the initial change in control payment, less normal taxes.

The agreement provides that Mr. Loveman will not compete with us or solicit employees to leave us above a certain grade level for a period of two years after termination of his active full time employment (which for this purpose does not include the salary continuation period).

Named Executive Officer Employment Arrangements

We also have employment agreements with our other NEOs and members of our senior management team, which provide for a base salary, subject to merit increases as the HRC may approve. We entered into employment agreements on February 28, 2008 with Jonathan S. Halkyard, Thomas M. Jenkin, John W. R. Payne and Mary H. Thomas. The agreements of Messrs. Jenkin, Halkyard, and Payne were renewed on January 4, 2012 and expire on January 4, 2016; the agreement with Ms. Thomas was renewed on January 31, 2011 and expires January 31, 2015. Below is a description of the material terms and conditions of these employment agreements.

The agreement with each of Messrs. Halkyard, Jenkin and Payne is for a term of four years beginning on January 4, 2012 and is automatically renewed for successive one year terms unless either we or the executive delivers a written notice of nonrenewal at least six (6) months prior to the end of the term. The agreement with Ms. Thomas is for a term of four years beginning January 31, 2011 and is automatically renewed for successive one year terms unless either we or the executive delivers a written notice of nonrenewal at least 60 days prior to the end of the term.

Pursuant to the employment agreements, the executives will receive base salaries as follows: Mr. Halkyard, $700,000; Mr. Jenkin, $1,200,000; Mr. Payne, $1,125,000 and Ms. Thomas $525,000. In addition to her salary, Ms. Thomas is eligible to receive a retention bonus if the terms of the bonus provision specified in her employment agreement are met and she is employed in her current position on the specified payment dates. Ms. Thomas received a retention payment of $100,000 on February 15, 2011, and she is eligible to receive a bonus of $100,000 on February 15, 2012 and a bonus of $75,000 on February 15, 2013.

In February 2009, Messrs. Halkyard, Jenkin, and Payne agreed to reduce their respective base salaries by 5% as part of a broader management reduction of salaries. In August 2009, Mr. Halkyard was given a market based salary increase to $700,000 and took a 5% reduction of that salary to $665,000. In January 2010, Mr. Payne was given a market based salary increase to $1,025,000 and took a 5% reduction of that salary to $973,750. The 5% salary reductions were reinstated for each of the executives discussed above in July 2010. In July 2011, the HRC approved a salary increase for Mr. Payne from $1,025,000 to $1,125,000.

The HRC will review base salaries on an annual basis with a view towards merit increases (but not decreases) in such salary. In addition, each executive will participate in our annual incentive bonus program applicable to the executive’s position and shall have the opportunity to earn an annual bonus based on the achievement of performance objectives.

Each NEO will be entitled to participate in benefits and perquisites at least as favorable to the executive as such benefits and perquisites currently available to the executives, group health insurance, long term disability benefits, life insurance, financial counseling, vacation, reimbursement of expenses, director and officer insurance and the ability to participate in our 401(k) plan. If (a) the executive attains age fifty (50) and, when added to his or her number of years of continuous service with us, including any period of salary continuation, the sum of his or her age and years of service equals or exceeds sixty-five (65), and at any time after the occurrence of both such events executive’s employment is terminated and his or her employment then terminates either (1) without cause or (2) due to non-renewal of the agreement, or (b) the executive attains age fifty-five (55) and, when added to his or her number of years of continuous service with us, including any period of salary continuation, the sum of his or her age and years of service equals or exceeds sixty-five (65) and the executive’s employment is terminated other than for cause, he or she will be entitled to lifetime coverage under our group health insurance plan. The executive will be required to pay 20% of the premium for this coverage and we will pay the remaining premium, which will be imputed taxable income to the executive. This insurance coverage terminates if the executive competes with us.

Upon a termination without cause (as defined in the employment agreement and set forth below), a resignation by the executive for good reason (as defined in the employment agreement and set forth below) or upon our delivery of a non-renewal notice, the executive shall be entitled to his or her accrued but unused vacation, unreimbursed business expenses and base salary earned but not paid through the date of termination. In addition, the executive will receive a cash severance payment equal to

1.5 times his or her base salary payable in equal installments during the 18 months following such termination and pro-rated bonus for the year in which the termination occurs based on certain conditions. In the event that the executive’s employment is terminated by reason of his or her disability, he or she will be entitled to apply for our long term disability benefits, and, if he or she is accepted for such benefits, he or she will receive 18 months of base salary continuation offset by any long term disability benefits to which he or she is entitled during such period of salary continuation. Furthermore, during the time that the executive receives his or her base salary during the period of salary continuation, he or she will be entitled to all benefits. Payment of any severance benefits is contingent upon the execution of a general release in favor of us and our affiliates.

“Cause” under the employment agreements is defined as:

(i)	the willful failure of executive to substantially perform executive’s duties with us or to follow a lawful, reasonable directive from our Board or the Chief Executive Officer (the “CEO”) or such other executive officer to whom executive reports (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to executive by our Board (or the CEO, as applicable) which specifically identifies the manner in which our Board (or the CEO, as applicable) believes that executive has willfully not substantially performed executive’s duties or has willfully failed to follow a lawful, reasonable directive;

(ii)	any willful act of fraud, or embezzlement or theft, by executive, in each case, in connection with executive’s duties hereunder or in the course of executive’s employment hereunder or (B) executive’s admission in any court, or conviction of, or plea of nolo contendere to, a felony;

(iii)	executive being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in any jurisdiction in which we conduct gaming operations;

(iv)	executive’s willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to us, or (B) a final judicial order or determination prohibiting executive from service as an officer pursuant to the Securities and Exchange Act of 1934 or the rules of the NYSE; or

(v)	a willful breach by the executive of non competition provisions or confidentiality provisions of the agreement.

For purposes of definition, no act or failure to act on the part of executive, shall be considered “willful” unless it is done, or omitted to be done, by executive in bad faith and without reasonable belief that executive’s action or omission was in our best interests. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by our Board or based upon the advice of our counsel shall be conclusively presumed to be done, or omitted to be done, by executive in good faith and in our best interests of our Company. The cessation of employment of the executive shall not be deemed to be for Cause unless and until executive has been provided with written notice of the claim(s) against him or her under the above provision(s) and a reasonable opportunity (not to exceed thirty (30) days) to cure, if possible, and to contest said claim(s) before our Board.

“Good Reason” under the employment agreements is defined as:

The occurrence, without executive’s express written consent, of any of the following circumstances unless such circumstances are fully corrected prior to the date of termination specified in the written notice given by executive notifying us of his or her intention to terminate his or her Employment for Good Reason:

(a)	A reduction by us in executive’s annual base salary, other than a reduction in base salary that applies to a similarly situated class of our employees or our affiliates;

(b)	Any material diminution in the duties or responsibilities of executive as of the date of the employment agreement; provided that a change in control of the company that results in our becoming part of a larger organization will not, in and of itself and unaccompanied by any material diminution in the duties or responsibilities of the executive, constitute Good Reason;

(c)	Our failure to pay or provide to the executive any material portion of his or her then current Base Salary or then current benefits under the employment agreement (except pursuant to a compensation deferral elected by the executive) or (ii) the failure to pay executive any material portion of deferred compensation under any of our deferred compensation programs within thirty (30) days of the date such compensation is due and permitted to be paid under Section 409A of the Code, in each case other than any such failure that results from a modification to any compensation arrangement or benefit plan that is generally applicable to similarly situated officers;

(d)	Our requiring executive to be based anywhere other than Atlantic City, New Orleans or Las Vegas, depending on the NEO (except for required travel on company business to an extent substantially consistent with the executive’s present business travel obligations); or

(e)	Our failure to obtain a satisfactory agreement from any successor to assume and agree to perform the employment agreement.

The executives each have covenants to not compete, not to solicit and not to engage in communication in a manner that is detrimental to the business. The executive’s “non-compete period” varies based on the type of termination that the executive has. If the executive has a voluntary termination of employment with us without Good Reason, the non-compete period is six months. If we have terminated the executive’s employment without cause, or the executive has terminated for Good Reason, we have delivered a notice of non-renewal to the executive or if the executive’s employment terminates by reason of disability, the non-compete period is for 18 months. If the executive’s employment is terminated for cause, the non-compete period is for six months. The non-solicitation and non-communication periods last for 18 months following termination. A breach of the non-compete covenant will cause our obligations under the agreement to terminate. In addition, the executives each have confidentiality obligations.

Deferred Compensation Plans

We have one deferred compensation plan, the Executive Supplemental Savings Plan II, or ESSP II, currently active, although there are five other plans that contain deferred compensation assets: Harrah’s Executive Deferred Compensation Plan, or EDCP, the Harrah’s Executive Supplemental Savings Plan, or ESSP, Harrah’s Deferred Compensation Plan, or DCP, the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and the Caesars World, Inc. Executive Security Plan.

Further deferrals into the EDCP were terminated in 2001 when the HRC approved the ESSP, which permitted certain key employees, including executive officers, to make deferrals of specified percentages of salary and bonus. No deferrals were allowed after December 2004 into ESSP, and we approved the ESSP II, which complies with the American Jobs Creation Act of 2004 and allowed deferrals starting in 2005. ESSP II, similar to ESSP, allows participants to choose from a selection of varied investment alternatives and the results of these investments will be reflected in their deferral accounts. To assure payment of these deferrals, a trust fund was established similar to the escrow fund for the EDCP. The trust fund is funded to match the various types of investments selected by participants for their deferrals.

ESSP and ESSP II do not provide a fixed interest rate, as the EDCP and DCP do, and therefore the market risk of plan investments is borne by participants rather than us. To encourage EDCP participants to transfer their account balances to the ESSP thereby reducing our market risk, we approved a program in 2001 that provided incentives to a limited number of participants to transfer their EDCP account balances to the ESSP. Under this program, a currently employed EDCP participant who was five or more years away from becoming vested in the EDCP retirement rate, including any executive officers who were in this group, received an enhancement in his or her account balance if the participant elected to transfer the account balance to the ESSP. The initial enhancement was the greater of (a) twice the difference between the participant’s termination account balance and retirement account balance, (b) 40% of the termination account balance, not to exceed $100,000, or (c) four times the termination account balance not to exceed $10,000. Upon achieving eligibility for the EDCP retirement rate (age 55 and 10 years of service), the participant electing this program will receive an additional enhancement equal to 50% of the initial enhancement. Pursuant to the ESSP, the additional enhancement vested upon the closing of the Acquisition. Mr. Loveman elected to participate in this enhancement program, and therefore no longer has an account in the EDCP.

Mr. Jenkin maintained a balance in the EDCP during 2011. Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (1) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and non-compete period. Additionally, if an executive is “separated from service” within 24 months of the Acquisition, the executive earns the retirement rate under the EDCP. Mr. Jenkin has met the requirements to earn the retirement rate.

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

Based on the review and discussion referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Kelvin Davis
Marc Rowan
Lynn Swann

The above Report of the Human Resources Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

Summary Compensation Table

The Summary Compensation Table below sets forth certain compensation information concerning the Company’s Chief Executive Officer, Chief Financial Officer, and our three additional most highly compensated executive officers during 2011.

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus (2) ($)	(e) Stock Awards (1) ($)	(f) Option Awards (1) ($)	(g) Non-Equity Incentive Plan Compensation (3) ($)	(h) Change in Pension Value and Nonqualified- Deferred Compensation Earnings (4) ($)	(i) All Other Compensation (5) ($)	(j) Total ($)
Gary W. Loveman, President and Chief Executive Officer	2011	1,900,000	—	—	13,428,357	3,900,000	—	1,174,840	20,403,197
	2010	1,900,000	—	—	12,398,006	2,700,000	—	1,268,906	18,266,912
	2009	1,919,231	—	—	—	3,000,000	—	1,047,079	5,966,310
Jonathan S. Halkyard, Executive Vice President, Chief Financial Officer	2011	700,000	—	—	663,900	555,000	—	24,403	1,943,303
	2010	675,365	—	—	1,443,941	336,000	—	18,534	2,473,840
	2009	605,731	—	—	—	349,867	—	25,610	981,208
Thomas M. Jenkin, President of Operations	2011	1,200,000	—	—	1,487,311	1,350,000	54,118	32,046	4,123,475
	2010	1,157,769	—	—	2,197,461	500,000	17,147	35,898	3,908,275
	2009	1,151,538	—	—	—	767,289	116,834	33,188	2,068,849
John W. R. Payne, President of Enterprise Shared Services	2011	1,063,077	—	—	1,267,120	953,056	—	36,086	3,319,339
	2010	985,274	—	—	1,394,159	825,000	—	34,356	3,238,789
	2009	887,645	—	—	—	904,574	—	22,781	1,815,000
Mary H. Thomas, Executive Vice President, Human Resources	2011	509,615	100,000	—	756,992	539,062	—	15,826	1,921,495
	2010	385,923	—	—	478,652	235,000	—	16,972	1,116,547
	2009	377,692	—	—	88,504	265,718	—	21,990	753,904

(1)	Amounts in this column reflect the grant date fair value of stock awards and option awards granted during the applicable year and was determined as required by Accounting Standards Codification, or ASC, Topic 718, (formerly, Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R))). See Note 18 “Employee Benefit Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K for details on assumptions used in the valuations for 2011, 2010 and 2009.

Performance-based awards are valued using a Monte Carlo simulation option pricing model. This model approach provides a probable outcome fair value for these types of awards. The estimated maximum potential values for the performance awards, and the related total Option Award fair values for the 2011 awards, respectively, were $3,018,339 and $9,055,000 for Mr. Loveman. The estimated maximum potential values for the performance awards, and the related total Option Award fair values for the 2009 awards, respectively, were $33,906 and $90,386 for Ms. Thomas.

In July 2011, the HRC approved amendments to outstanding stock options reducing the price of outstanding time-based options to $20.09, with the reduced exercise price being phased in between a four to six year period, depending on the grant date. The exercise price of outstanding 1.5X performance-based options was also reduced to $20.09 per share. Included in the figures in this column is the incremental fair value, computed as of the date of the above amendments in accordance with FASB ASC Topic 718 with respect to such amended stock options. See “-Executive Compensation-Compensation Discussion & Analysis-Elements of Compensation-Stock Option Re-Pricing” for additional information.

(2)	Reflects a special, retention-oriented bonus awarded in February 2011.

(3)	In 2011, Messrs. Loveman, Halkyard, Jenkin, and Payne and Ms. Thomas received bonuses related to the Project Renewal Incentive Plan in the amounts of $1,000,000, $155,000, $300,000, $256,250, and $125,962, respectively. Messrs. Jenkin and Payne received 2011 bonus pursuant to the Annual Management Bonus Plan in the amounts of $1,050,000 and $696,806, respectively. Messrs. Loveman and Halkyard and Ms. Thomas received 2011 bonuses pursuant to the Senior Executive Incentive Plan in the amounts of $2,900,000, $400,000, and $413,100, respectively. Amounts paid in both 2010 and 2009 were paid pursuant to the Annual Management Bonus Plan for Messrs. Jenkin and Payne, and the Senior Executive Incentive Plan for Messrs. Loveman and Halkyard, and Ms. Thomas.

(4)	Includes above-market earnings on the balance Mr. Jenkin maintain in the EDCP. Mr. Jenkin has met the requirements to earn the retirement rate of interest. In October 1995, the HRC approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post-1995 deferrals continue to be approved each year by the HRC. The retirement rate on post 1995 deferrals during 2011 was the EDCP’s minimum retirement rate of 7.64%.

(5)	All Other Compensation includes the amounts in the following table:

Name	Year	Executive Security ($)	Allocated amount for aircraft usage ($)	Allocated amount for company lodging ($)	Tax Reimbursements ($)
Gary W. Loveman	2011	236,443	539,005	126,710	137,616
	2010	412,890	464,630	133,607	120,681
	2009	394,529	330,618	126,393	58,799
Jonathan S. Halkyard	2011	—	—	—	—
	2010	—	—	—	—
	2009	—	—	—	—
Thomas M. Jenkin	2011	—	—	—	—
	2010	—	—	—	—
	2009	—	—	—	—
John W. R. Payne	2011	—	—	—	—
	2010	—	—	—	—
	2009	—	—	—	—
Mary H. Thomas	2011	—	—	—	—
	2010	—	—	—	—
	2009	—	—	—	—

Perquisites consist of executive security, personal aircraft usage, company lodging, pension matching contributions, life and disability insurance, financial planning, and tax reimbursements. Perquisites are detailed in the above table only to the extent that the amount of any individual item exceeds the greater of $25,000 or 10% of the executive’s total perquisites.

Mr. Loveman is required to have executive security protection. See “Compensation Discussion & Analysis—Personal Benefits and Perquisites” for additional information.

The amount allocated to Mr. Loveman for personal and/or commuting aircraft usage is calculated based on the incremental cost to us of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs, and other miscellaneous variable costs. Since our aircrafts are used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries, depreciation of the purchase costs of our aircraft, fractional ownership commitment fees, and the cost of maintenance not specifically related to trips. For security reasons, Mr. Loveman is required to use our aircraft for personal and business travel.

The amount allocated to Mr. Loveman for company lodging while in Las Vegas and the associated taxes are based on respective taxable earnings for such lodging. In addition to tax reimbursements for lodging, Mr. Loveman also receives tax reimbursements for the premiums paid for his life and disability insurance. In 2011, 2010 and 2009, Mr. Loveman received tax reimbursements related to lodging of $90,817, $95,762, and $58,799, respectively. Tax reimbursements for Mr. Loveman’s life and disability insurance premiums were $46,799, $24,919, and zero, for 2011, 2010 and 2009, respectively.

We do not provide a fixed benefit pension plan for our executives but maintain a deferred compensation plan, the Executive Supplemental Savings Plan II, or the ESSP II, under which the executives may defer a portion of their compensation. The ESSP II is a variable investment plan that allows the executives to direct their investments by choosing among several investment alternatives.

Discussion of Summary Compensation Table

Each of our named executive officers has entered into employment agreements with us that relate to the benefits that the named executive officers receive upon termination. See “—Executive Compensation—Compensation Discussion and Analysis—Elements of Post Employment Compensation and Benefits-Employment Arrangements” for additional information.

Grants of Plan-Based Awards

The following table gives information regarding potential incentive compensation for 2011 to our executive officers named in the Summary Compensation Table. Non-Equity Incentive Plan Awards approved for 2011 and 2010 are included in the “Non Equity Incentive Plan Compensation” column in the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Share Value on Grant Date ($/Sh)	Grant Date Fair Value of Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gary W. Loveman	n/a	—	2,850,000	7,125,000	—	—	—	—	—	—	—
	11/29/2011	—	—	—	—	—	290,334	580,667	20.09	20.09	7,878,331
	7/8/2011(2)	—	—	—	—	—	478,375	1,610,875	20.09	20.09	5,550,026	(3)
Jonathan S. Halkyard	n/a	—	420,000	1,260,000	—	—	—	—	—	—	—
	11/29/2011	—	—	—	—	—	—	8,710	20.09	20.09	90,550
	7/8/2011(2)	—	—	—	—	—	26,730	182,020	20.09	20.09	573,350	(3)
Thomas M. Jenkin	n/a	—	900,000	2,700,000	—	—	—	—	—	—	—
	11/29/2011	—	—	—	—	—	—	66,359	20.09	20.09	689,864
	7/8/2011(2)	—	—	—	—	—	35,947	261,235	20.09	20.09	797,447	(3)
John W. R. Payne	n/a	—	843,750	2,531,250	—	—	—	—	—	—	—
	11/29/2011	—	—	—	—	—	—	68,635	20.09	20.09	713,534
	7/8/2011(2)	—	—	—	—	—	25,808	175,744	20.09	20.09	553,586	(3)
Mary H. Thomas	n/a	—	393,750	1,181,250	—	—	—	—	—	—	—
	11/29/2011	—	—	—	—	—	—	55,711	20.09	20.09	579,176
	7/8/2011(2)	—	—	—	—	—	8,998	60,792	20.09	20.09	177,816	(3)

(1)	Represents potential threshold, target, and maximum incentive compensation for 2011.

(2)	In July 2011, the HRC approved amendments to outstanding stock options reducing the price of outstanding time-based options to $20.09, with the reduced exercise price being phased in between a four to six year period, depending on the grant date. The exercise price of outstanding 1.5X performance-based options was also reduced to $20.09 per share. See “—Executive Compensation—Compensation Discussion & Analysis—Elements of Compensation-Stock Option Re—Pricing” for additional information.

(3)	The figure in this column represents, with respect to the amended stock options, the incremental fair value, computed as of the date of the option amendments in accordance with FASB ASC Topic 718.

Discussion of Grants of Plan Based Awards Table

In February 2008, the Board approved and adopted the Harrah’s Entertainment Corporation Management Equity Incentive Plan (the “Equity Plan”). The purpose of the Equity Plan is to promote our long-term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience, and ability to enable them to make a substantial contribution to the success of our business; to motivate management personnel by means of growth-related incentives to achieve long-range goals; and to further the alignment of interests of participants with those of our stockholders. Grants to each of our named executive officers under this plan are listed above. For a more detailed discussion of how equity grants are determined, see “—Executive Compensation—Compensation Discussion & Analysis—Elements of Compensation—Equity Awards.”

On January 27, 2008, we entered into a stock option rollover agreement with Mr. Loveman that provides for the conversion of options to purchase our shares prior to the Acquisition into options to purchase our shares following the Acquisition with such conversion preserving the intrinsic “spread value” of the converted option. The rollover option is immediately exercisable with respect to 231,918 shares of our common stock at an exercise price of $14.35 per share. The rollover option expires on June 17, 2012.

Outstanding Equity Awards at Fiscal Year-End

In February 2008, the Board approved and adopted the Harrah’s Entertainment, Inc. Management Equity Incentive Plan. Grants to each of our named executive officers under this plan are listed below, as of December 31, 2011. See “—Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Equity Awards” for more information.

	Options
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Options Exercise Price ($)	Options Expiration Date
Gary W. Loveman	231,918		—		—		14.35	6/17/2012
	325,218		325,216	(1)	478,375	(2)	57.41	2/27/2018
	162,609	(5)	—		478,375	(2)	20.09	2/27/2018
	—		683,857	(3)	—		32.19	3/1/2020
	—		113,976	(3)	—		20.09	3/1/2020
	—		580,667	(4)	290,334	(6)	20.09	11/29/2021
Jonathan S. Halkyard	35,640		35,640	(1)	26,730	(2)	57.41	2/27/2018
	17,819	(5)	—		26,730	(2)	20.09	2/27/2018
	—		79,646	(3)	—		32.19	3/1/2020
	—		13,275	(3)	—		20.09	3/1/2020
	—		8,710	(4)	—		20.09	11/29/2021
Thomas M. Jenkin	47,930		47,930	(1)	35,947	(2)	57.41	2/27/2018
	23,965	(5)	—		35,947	(2)	20.09	2/27/2018
	—		121,209	(3)	—		32.19	3/1/2020
	—		20,202	(3)	—		20.09	3/1/2020
	—		66,359	(4)	—		20.09	11/29/2021
John W. R. Payne	34,412		34,410	(1)	25,808	(2)	57.41	2/27/2018
	17,206	(5)	—		25,808	(2)	20.09	2/27/2018
	—		76,901	(3)	—		32.19	3/1/2020
	—		12,816	(3)	—		20.09	3/1/2020
	—		68,635	(4)	—		20.09	11/29/2021
Mary H. Thomas	9,832		9,832	(1)	7,374	(2)	57.41	2/27/2018
	4,916	(5)	—		7,374	(2)	20.09	2/27/2018
	1,262		3,246		1,624	(2)	29.73	2/24/2019
	903	(5)	—		1,624	(2)	20.09	2/24/2019
	—		26,402	(3)	—		32.19	3/1/2020
	—		4,401	(3)	—		20.09	3/1/2020
	—		55,711	(4)	—		20.09	11/29/2021

(1)	One-half of unvested options vest on January 28, 2012 and 2013, respectively.

(2)

Performance options vest if the return on investment in Caesars of the Sponsors and co-investors achieves a specified return. Specifically, 50% of the performance-based options vest upon a 1.5X return and 2X return, respectively. In addition, a pro rata portion of the 2X options vest if the Sponsors and co-investors achieve a return on their investment that is greater than 1.75X, but less than 2X. The pro rata portion increases on a straight-line basis from zero to a participant’s total number of 2X options depending upon the level of return the Sponsors and co-investors realize between 1.75X and 2X. In July 2011, the HRC approved an amendment to all outstanding option grants reducing the strike price of all outstanding 1.5X performance-based options to $20.09. The strike prices of 2X options were not changed from their original issue price.

(3)	One-fourth of unvested options vest on March 1, 2012, 2013, 2014, and 2015, respectively.

(4)	One-fourth of unvested options vest on September 30, 2012, 2013, 2014, and 2015, respectively.

(5)

In July 2011, the HRC approved amendments to the outstanding stock options, which reduced the exercise price for all outstanding, time-based options to $20.09 per share. The reduced exercise price is phased in over a four to six-year period, depending on grant date, as set forth in each individual award agreement. Prior to the phase-in, any vested options may still be exercised at the original exercise price, subject to the terms of the Equity Plan.

(6)	These performance options vest if the Sponsors and their respective affiliates achieve the return of capital invested in Caesars at a $57.41 stock price.

Option Exercises and Stock Vested

The following table gives certain information concerning stock option and stock award exercises and vesting during 2011. No options were exercised during 2011.

Name	Option Awards Number of Shares Vesting (#)	Stock Awards Number of Shares Vesting (#)	Value Realized on Exercise ($)
Gary W. Loveman	162,609	—	—
Jonathan S. Halkyard	17,819	—	—
Thomas M. Jenkin	23,965	—	—
John W. R. Payne	17,206	—	—
Mary H. Thomas	5,998	—	—

For discussion of how equity grants are determined, see “—Executive Compensation—Compensation Discussion & Analysis—Elements of Compensation—Equity Awards.”

Nonqualified Deferred Compensation

Name	Executive Contributions in 2011 ($) (1)	Company’s Contributions in 2011 ($) (1)	Aggregate Earnings in 2011 ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance in 2011 ($) (2)
Gary W. Loveman	—	—	(712)	—	50,445
Jonathan S. Halkyard	303,000	—	(45,091)	—	1,228,244
Thomas M. Jenkin	—	—	599,885	—	5,546,935
John W. R. Payne	—	—	(389)	—	12,570
Mary H. Thomas	107,731	—	(18,213)	—	567,208

(1)	The following deferred compensation contribution and earnings amounts were reported in the 2011 Summary Compensation Table.

Name	Contributions in 2011 ($)	Above Market Earnings in 2011 ($)
Gary W. Loveman	—	—
Jonathan S. Halkyard	303,000	—
Thomas M. Jenkin	—	54,118
John W. R. Payne	—	—
Mary H. Thomas	107,731	—

All other earnings were at market rates from deferred compensation investments directed by the executives.

(2)	The following deferred compensation contribution and earnings amounts were reported in the Summary Compensation Table in previous years.

Name	Prior Years Contributions and Above Market Earnings Amounts ($)
Gary W. Loveman	12,484,249
Jonathan S. Halkyard	932,551
Thomas M. Jenkin	1,008,092
John W. R. Payne	801,986
Mary H. Thomas	107,731

Discussion of Nonqualified Deferred Compensation Table

We do not provide a fixed benefit pension plan for our executives but maintain deferred compensation plans (collectively, DCP) and an ESSP II. During 2011, certain key employees, including executive officers, could defer a portion of their salary and bonus into the ESSP II. The ESSP II is a variable investment plan that allows the executives to direct their investments by choosing among several investment alternatives. The contributions of the executives and the company into the ESSP II during 2011 are reflected in the above table. The earnings of the executives in 2011 on current and prior year deferrals are also reflected in the above table.

The ESSP II replaced our Executive Supplemental Savings Plan, or ESSP, for future deferrals beginning on January 1, 2005. No deferrals were allowed after December 2004 into ESSP. We approved the ESSP II, which complies with the American Jobs Creation Act of 2004 and allowed deferrals starting in 2005. Messrs. Jenkin, Halkyard and Payne and Ms. Thomas maintain a balance in the ESSP II, and Mr. Halkyard maintains a balance in the ESSP. Earnings for 2011 are included in the above table.

Mr. Jenkin currently maintains, a balance in the Executive Deferred Compensation Plan, or the EDCP. Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (a) specified age and service requirements (55 years of age plus 10 years of service or 60 years of age) or (b) attains specified age and service requirements (is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. The executive receives service credit under the EDCP for any salary continuation and non-compete period. Additionally, if an executive is “separated from service” within 24 months of the Acquisition, the executive earns the retirement rate under the EDCP. Mr. Jenkin has met the requirements under the EDCP to earn the retirement rate. Deferrals into the EDCP were terminated in 2001. The HRC approves the EDCP retirement rate (which cannot be lower than a specified formula rate) annually. In October 1995, the HRC approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post-1995 deferrals continue to be approved each year by the HRC. The retirement rate on post-1995 deferrals during 2011 was the Plan’s minimum retirement rate of 7.64%. Mr. Jenkin’s earnings in 2011 under the EDCP are included in the above table.

The table below shows the investment funds available under the ESSP and the ESSP II and the annual rate of return for each fund for the year ended December 31, 2011:

Name of Fund	2011 Rate of Return
500 Index Trust B	1.86%
Aggressive Growth Lifecycle	(5.10)%
American Growth Trust	(4.63)%
American International Trust	(14.34)%
M International Equity	(13.56)%
Conservative Lifecycle	2.72%
Equity-Income Trust	(0.76)%
Growth Lifecycle	(2.57)%
Inflation Managed	11.85%
Managed Bond	3.84%
Mid Cap Stock Trust	(9.16)%
Mid Value Trust	(4.80)%
Moderate Lifecycle	0.15%
Money Market Trust B	0.08%
Real Estate Securities Trust	6.12%
Small Cap Growth Trust	(6.79)%
Small Cap Value Trust	1.15%
Small Cap Index	(4.51)%
International Equity Index	(13.99)%

Pursuant to the terms of the DCP and ESSP II, any unvested amounts of the participants in the plans became fully vested upon the Acquisition.

Potential Payments Upon Termination or Change of Control

We have entered into employment agreements with the named executive officers that require us to make payments and provide various benefits to the executives in the event of the executive’s termination or a Change in Control. The terms of the agreements are described above under “—Executive Compensation—Compensation Discussion and Analysis—Elements of Post-Employment Compensation and Benefits—Employment Arrangements.” The estimated value of the payments and benefits due to the executives pursuant to their agreements under various termination events are detailed below.

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2011.

For each of the NEOs, we have assumed that their employment was terminated on December 31, 2011, and the market value of their unvested equity awards was $20.09 per share, which was the fair market value of our stock (as determined by the HRC) as of December 31, 2011. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an NEOs termination of employment.

Gary W. Loveman	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($) (1)	Disability ($) (2)	Death ($)
Compensation:
Base Salary	—	—	9,700,000	—	14,550,000	4,000,000	—
Short Term Incentive	—	—	2,850,000	—	2,850,000	—	—
Benefits and Perquisites:
Post-retirement Health Care (3)	315,100	315,100	315,100	315,100	315,100	315,100	—
Medical Benefits	—	—	—	—	—	—	17,161
Life & Accident Insurance and Benefits (4)	—	—	22,520	—	22,520	22,520	6,000,000
Disability Insurance and Benefits (5)	—	—	—	—	—	80,000 per mo.	—

Totals	315,100	315,100	12,887,620	315,100	17,737,620	4,337,620 and 80,000 per mo.	6,017,161

(1)	Amounts do not include amount of any gross up payment for excise taxes under Section 4999 of the Code.

(2)	Base salary payments will be offset by disability payments.

(3)	Reflects the estimated present value of all future premiums under our health plans.

(4)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(5)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Jonathan S. Halkyard	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,050,000	—	1,050,000	1,050,000	—
Short Term Incentive	—	—	555,000	—	555,000	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	—	382,319	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	—	—	1,995,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—

Totals	—	—	1,605,000	—	1,605,000	1,432,319 and 30,000 per mo.	1,995,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under our health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Thomas M. Jenkin	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,800,000	—	1,800,000	1,800,000	—
Short Term Incentive	—	—	1,350,000	—	1,350,000	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	243,948	243,948	243,948	—	243,948	243,948	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	—	—	3,420,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—

Totals	243,948	243,948	3,393,948	—	3,393,948	2,043,948 and 30,000 per mo.	3,420,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under our health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

John W. R. Payne	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	1,687,500	—	1,687,500	1,687,500	—
Short Term Incentive	—	—	953,056	—	953,056	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	—	434,177	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	—	—	2,922,000
Disability Insurance and Benefits (4)	—	—	—	—	—	30,000 per mo.	—

Totals	—	—	2,640,556	—	2,640,556	2,121,677 and 30,000 per mo.	2,922,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under our health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Mary H. Thomas	Voluntary Termination ($)	Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (Change in Control) ($)	Disability ($) (1)	Death ($)
Compensation:
Base Salary	—	—	787,500	—	787,500	787,500	—
Short Term Incentive	—	—	539,062	—	539,062	—	—
Benefits and Perquisites:
Post-retirement Health Care (2)	—	—	—	—	—	410,454	—
Life & Accident Insurance and Benefits (3)	—	—	—	—	—	—	1,140,000
Disability Insurance and Benefits (4)	—	—	—	—	—	25,000 per mo.	—

Totals	—	—	1,326,562	—	1,326,562	1,197,954 and 25,000 per mo.	1,140,000

(1)	Base salary payments will be offset by disability payments.

(2)	Reflects the estimated present value of all future premiums under our health plans.

(3)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(4)	Reflects the estimated amount of proceeds payable to the executive in the event of the executive’s disability.

Compensation of Directors

The following table sets forth the compensation provided by the Company to non-management directors during 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Benjamin	—	—	—	—	—
David Bonderman	—	—	—	—	—
Jonathan Coslet (2)	—	—	—	—	—
Kelvin Davis	—	—	—	—	—
Jeffrey Housenbold (3)	8,889	—	—	—	8,889
Karl Peterson	—	—	—	—	—
Eric Press	—	—	—	—	—
Marc Rowan	—	—	—	—	—
David Sambur	—	—	—	—	—
Lynn C. Swann (4)	90,000	33,247	—	—	123,247
Jinlong Wang (5)	100,000	71,952	—	—	171,952
Christopher J. Williams (6)	130,000	20,352	—	—	150,352

(1)	Amounts in this column represent the sum of (i) the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and (ii) the incremental fair value of options that were repriced in 2011, as of July 8, 2011, the date of the repricing.

(2)	Mr. Coslet resigned from the Board effective November 29, 2011.

(3)	Mr. Housenbold was elected to the Board effective November 29, 2011 and his compensation for 2011 was prorated.

(4)	Mr. Swann had a total of 4,690 options outstanding on December 31, 2011.

(5)	Mr. Wang had a total of 4,009 options outstanding on December 31, 2011.

(6)	Mr. Williams also serves on the NJ/PA Audit Committee. For his services on the NJ/PA Audit Committee, Mr. Williams was paid an annual retainer of $30,000 in 2011. He had a total of 4,916 options outstanding on December 31, 2011.

In 2011, only Mr. Williams, Mr. Swann, Mr. Wang, and Mr. Housenbold received compensation for their services as members of our Board. Mr. Williams and Mr. Swann received a one-time option grant on July 1, 2008, which vests ratably over five years from the date of election to our Board. Mr. Williams received an option to purchase 4,916 shares of common stock, and Mr. Swann received an option to purchase 3,688 shares of common stock. In January 2011, Mr. Swann received an option to purchase an additional 1,002 shares of common stock, and Mr. Wang received an option to purchase 4,009 shares of common stock. In July 2011, the HRC approved amendments to outstanding stock options reducing the price of outstanding time-based options to $20.09, with the reduced exercise price being phased in between a four to six year period, depending on the grant date. In addition, each of these directors and Mr. Housenbold receive annual cash compensation paid monthly in arrears. Mr. Williams receives $100,000 annually, Mr. Swann receives $90,000 annually, and Mr. Wang receives $100,000 annually. Mr. Housenbold’s compensation for 2012 shall be $100,000 annually. The remaining directors do not receive compensation for their service as a member of our Board. All of our directors are reimbursed for any expenses incurred in connection with their service.

2012 Performance Incentive Plan

Our Board and stockholders have adopted the 2012 Performance Incentive Plan, or 2012 Incentive Plan. The following is a summary of certain terms and conditions of the 2012 Incentive Plan.

Eligibility

Directors, employees, officers, and individual consultants or advisors who render services to the Company or its subsidiaries may be selected to receive awards under the 2012 Incentive Plan.

Administration

Our Board or a subcommittee thereof has the authority to administer the 2012 Incentive Plan. The Board or a subcommittee may delegate some or all authority to another committee. In addition, to the extent permitted by applicable law, the Board or subcommittee may delegate to one or more officers of the Company its powers to designate the officers and employees who will receive grants of awards under the 2012 Incentive Plan and to determine the number of shares subject to, and the other terms and conditions of, such awards. Ministerial, non-discretionary functions may be delegated to certain officers, employees and third parties.

For awards intended to satisfy the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code, the 2012 Incentive Plan will be administered by a committee consisting solely of two or more outside directors. Awards or transactions intended to be exempt under Rule 16b-3 of the Securities Exchange Act, must be authorized by the Board or a committee consisting solely of two or more non-employee directors (as such requirement is applied under Rule 16b-3). And, to the extent required by any applicable listing agency, this 2012 Incentive Plan shall be administered by a committee composed entirely of “independent directors,” within the meaning of the applicable listing agency.

It is currently anticipated that the HRC will administer the 2012 Incentive Plan. The HRC, the Board or any subcommittee administrating the 2012 Incentive Plan is referred to in this summary as the “plan administrator.”

The plan administrator has broad authority, subject to express provisions of the 2012 Incentive Plan, to:

•	select participants and determine the types of awards that they are to receive;

•

determine the number of shares that are to be subject to awards and the terms and conditions of awards (including the price (if any) to be paid for the shares or award, vesting schedules, performance targets and the events of termination of such awards);

•	approve the form of agreements evidencing the awards, which need not be identical as to type of award or among participants;

•	cancel, modify or waive our rights with respect to, or modify, discontinue, suspend or terminate any or all outstanding awards, subject to any required consents;

•	accelerate or extend the vesting or exercisability of, or extend the term of, any or all outstanding awards, subject to the terms of the 2012 Incentive Plan;

•	construe and interpret the 2012 Incentive Plan and any agreements relating to the 2012 Incentive Plan;

•

subject to the other provisions of the 2012 Incentive Plan, make certain adjustments to outstanding awards, including to the number of shares of common stock subject to any award, the price of any award or previously imposed terms and conditions;

•	authorize the termination, conversion, substitution or succession of awards upon the occurrence of certain events;

•

allow the purchase price of an award or shares of our common stock to be paid in the form of cash, check or electronic funds transfer, by the delivery of previously-owned shares of our common stock or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third party payment or cashless exercise on such terms as the plan administrator may authorize, or any other form permitted by law; and

•

determine the date of grant of awards, which may be after, but not before, the plan administrator’s action and, unless otherwise designated by the plan administrator, will be the date of plan administrator’s action.

The plan administrator will have full discretion to take such actions as it deems necessary or desirable for the administration of the 2012 Incentive Plan. Plan administrator decisions relating to the 2012 Incentive Plan are final and binding.

Number of Shares Authorized and Award Limits

Subject to adjustment in connection with changes in capitalization, the maximum number of shares of our common stock that may be delivered pursuant to awards under the 2012 Incentive Plan is the sum of: (1) 6,867,019 shares of our common stock, (2) 474,211 the number of shares under the Equity Plan that are not subject to stock options granted as of consummation of our initial public offering in February 2012 and (3) the number of shares subject to stock options granted under the Equity Plan, and outstanding on the date the 2012 Incentive Plan was first approved by its stockholders, which thereafter expire, or for any reason are cancelled or terminated, without being exercised.

As of the date of this 2011 Form 10-K, no awards have been granted under the 2012 Incentive Plan, and the full number of shares authorized under the 2012 Incentive Plan is available for award purposes.

This maximum share reserve will be reduced in accordance with the rules in this paragraph:

•

to the extent an award is settled in cash or a form other than common stock, the shares that would have been delivered had there been no such cash or other settlement will not be counted against the shares available for issuance under the 2012 Incentive Plan;

•	if shares of common stock are delivered in respect of a dividend equivalent right, the actual number of shares delivered with respect to the award will be counted against the share limits;

•

if shares of common stock are delivered pursuant to the exercise of a stock appreciation right or option granted under the 2012 Incentive Plan, the number of underlying shares as to which the exercise related will be counted against the applicable share limits, as opposed to only counting the shares actually issued; and

•

shares that are subject to or underlie awards that expire, are cancelled, terminated or forfeited, fail to vest, or for any other reason are not paid or delivered under the 2012 Incentive Plan shall again be available for subsequent awards under the 2012 Incentive Plan, but shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award under the 2012 Incentive Plan, or to satisfy tax withholding obligations related to any award, will not be available for subsequent awards under the 2012 Incentive Plan.

No fractional shares may be awarded under the 2012 Incentive Plan. The plan administrator may pay cash in lieu of fractional shares.

The 2012 Incentive Plan includes the following additional caps:

•	no more than 6,867,019 shares may be issued with respect to incentive stock options under the 2012 Incentive Plan;

•

the maximum number of shares of common stock subject to those options and stock appreciation rights that are granted during any calendar year to any individual under the 2012 Incentive Plan is 3,433,509 shares;

•

the maximum number of shares of common stock which may be delivered pursuant to performance-based awards (other than options and stock appreciation rights intended to satisfy the requirements for “performance-based compensation” under Internal Revenue Code Section 162(m), and other than cash awards covered by the cap in the following sentence) that are granted to any one participant in any calendar year will not exceed 1,373,404 shares, either individually or in the aggregate;

•

in addition, the aggregate amount of compensation to be paid to any one participant in respect of all performance-based awards payable only in cash and not related to shares of common stock and granted to that participant in any one calendar year will not exceed $25,000,000.00; and

•	awards cancelled during the year will be counted against the limits in the preceding two bullets to the extent required by Section 162(m) of the Internal Revenue Code.

Changes in Capitalization

As is customary in incentive plans of this nature, (1) the number and type of shares of common stock (or other securities) available under the 2012 Incentive Plan, and the specific share limits, maximums and numbers of shares set forth elsewhere in the 2012 Incentive Plan, (2) the number, amount and type of shares of common stock (or other securities or property) subject to outstanding awards, (3) the grant, purchase, base, or exercise price and/or (4) the securities, cash or other property deliverable upon exercise or payment of outstanding awards must be equitably and proportionately adjusted by the plan administrator upon any reclassification, recapitalization, stock split, reverse stock split, merger, combination, consolidation, reorganization, spin-off, split-up, extraordinary dividend distribution in respect of the common stock, any exchange of common stock or other securities of the Company, or any similar, unusual or extraordinary corporate transaction in respect of the common stock. Unless otherwise expressly provided in the applicable award agreement, upon (or, as may be necessary to effect the adjustment, immediately prior to) any change-in-control-type event, the plan administrator shall equitably and proportionately adjust the performance standards applicable to any then-outstanding performance-based awards to the extent necessary to preserve (but not increase) the level of incentives intended by the 2012 Incentive Plan and the then-outstanding performance-based awards.

Awards Available for Grant

Awards under the 2012 Incentive Plan may be in the form of non-qualified and incentive (qualified) stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares, or similar securities with a value related to our common stock. Awards may be made in combination or in tandem with, in replacement of, as alternatives to, or as the payment form for grants or rights under any other employee or compensation plan of the Company or one of its subsidiaries.

Awards under the 2012 Incentive Plan generally will not be transferable other than by will or the laws of descent and distribution, though the plan administrator may permit awards to be exercised by and paid to, or otherwise transferred, under certain conditions or in the plan administrator’s discretion.

Options and Stock Appreciation Rights

Options granted under the 2012 Incentive Plan will be subject to the terms and conditions established by the plan administrator in an award agreement. All options granted under the 2012 Incentive Plan shall be non-qualified unless the applicable award agreement states that the option is intended to be an incentive stock option. The term of an option or stock appreciation right will generally be ten years (or five years for incentive stock options granted to a 10% shareholder) subject to the 2012 Incentive Plan’s and the applicable award agreement’s provisions for earlier expiration upon certain termination from employment.

The exercise price of options and base price of stock appreciation rights will not be less than the fair market value of the common stock at the date of grant; however, incentive stock options granted to a participant who owns shares representing more than 10% of the voting power of all classes of shares of the Company or any subsidiary will have an exercise price that is no less than 110% of the fair market value of our common stock at grant.

Payment of Exercise Price

The purchase or exercise price for an award under the 2012 Incentive Plan may be paid by means of any lawful consideration, as determined by the plan administrator, including: services rendered by the award recipient; cash, check, or electronic funds transfer; notice and third party payment; delivery of previously—owned shares of common stock; a reduction in the number of shares otherwise deliverable pursuant to the award; or pursuant to a “cashless exercise” with a third party who provides financing for the purposes of (or who otherwise facilitates) the purchase or exercise of awards. Shares of common stock used to satisfy the exercise price of an option will be valued at their fair market value on the date of exercise. The Company will not be obligated to deliver any shares until it receives full payment of the exercise or purchase price therefore and any related withholding obligations and other conditions to exercise or purchase have been satisfied. Unless otherwise expressly provided in an applicable award agreement, the plan administrator may at any time eliminate or limit a participant’s ability to pay the purchase or exercise price of any award by any method other than cash. The plan administrator may provide for the deferred payment of awards and may determine the terms applicable to deferrals.

Section 162(m) Performance-Based Awards

Any of the types of awards granted under the 2012 Incentive Plan may be, and options and stock appreciation rights granted to officers and employees typically will be, granted as awards intended to satisfy the requirements for “performance—based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. If the plan administrator determines that an award other than an option or stock appreciation right is intended to be subject to Section 162(m), the plan administrator shall establish performance criteria based on one or more of the following (as applied under generally accepted accounting principles or in the financial reporting of the Company or of its subsidiaries):

•	earnings per share;

•	cash flow (which means cash and cash equivalents derived from either net cash flow from operations or net cash flow from operations, financing and investing activities);

•	stock price;

•	total stockholder return;

•	net revenue;

•	revenue growth;

•	operating income (before or after taxes);

•	net earnings (before or after interest, taxes, depreciation and/or amortization);

•	return on equity or on assets or on net investment;

•	cost containment or reduction;

•	property earnings (before interest, taxes, depreciation and/or amortization);

•	adjusted earnings (before interest, taxes, depreciation and/or amortization);

•	reduction in corporate expenses;

•	customer service scores; or

•	any combination thereof.

Performance-based awards may provide for performance targets to be adjusted to mitigate the unbudgeted impact of material, unusual or nonrecurring gains and losses, accounting changes or other extraordinary events not foreseen at the time the targets were set. The applicable performance measurement period may not be less than three months nor more than 10 years.

Corporate Transactions

Generally, and subject to limited exceptions set forth in the 2012 Incentive Plan, if we dissolve or undergo certain corporate transactions such as a merger, business combination, consolidation, or other reorganization; an exchange of our common stock; a sale of substantially all of our assets; or any other event in which we are not the surviving entity, all awards then-outstanding under the 2012 Incentive Plan will become fully vested or paid, as applicable, and will terminate or be terminated in such circumstances, unless the plan administrator provides for the assumption, substitution or other continuation of the award. The plan administrator may also make provision for a cash payment in settlement of awards upon such events. The plan administrator may adopt such valuation methodologies for outstanding awards as it deems reasonable in the event of a cash or property settlement and, in the case of options, stock appreciation rights or similar rights, may base such settlement solely upon the excess if any of the per share amount payable upon or in respect of such event over the exercise or base price of the award.

The plan administrator also has the discretion to establish other change in control provisions with respect to awards granted under the 2012 Incentive Plan. For example, the plan administrator could provide for the acceleration of vesting or payment of an award in connection with a corporate event that is not described above and provide that any such acceleration shall be automatic upon the occurrence of any such event.

Amendment

Our Board may amend or terminate the 2012 Incentive Plan at any time, but no amendment or termination may, without participant consent, impair the rights of such participant in any material respect under any award previously granted. Plan amendments will be submitted to stockholders for their approval as required by applicable law or any applicable listing agency.

Clawback/Forfeiture

Unless an award agreement provides otherwise, in the event of an accounting restatement due to material noncompliance by the Company with any financial reporting requirement under the securities laws that reduces the amount payable or due in respect of an award under the 2012 Incentive Plan that would have been earned had the financial results been properly reported (i) the award will be cancelled and the participant will forfeit the cash or shares received or payable on the vesting, exercise or settlement of the award and proceeds of the sale, gain or other value realized on the vesting or exercise of the award or the shares of common stock acquired in respect of the award (and the participant may be required to return or pay such shares or amount to the Company). If, after a termination by a participant from employment or services with the Company and its subsidiaries, the plan administrator determines that the Company or any of its subsidiaries had grounds to terminate such participant for “Cause” (as defined in the 2012 Incentive Plan), then (i) any outstanding award held by such participant may be cancelled without payment therefor and (ii) the plan administrator may require the participant to forfeit and pay over to the Company, on demand, all or any portion of the compensation, gain or other value realized upon the exercise of any option or stock appreciation right, or the subsequent sale of shares of common stock acquired upon exercise of such option or stock appreciation right and the value realized on the vesting, payment or settlement of any other award during the period following the date of the conduct constituting cause. To the extent required by applicable law and/or the rules of any exchange or inter-dealer quotation system on which shares of common stock are listed or quoted, or if so required pursuant to a written policy adopted by the Company (as in effect and/or amended from time to time), awards under the 2012 Incentive Plan shall be subject (including on a retroactive basis) to clawback, forfeiture or similar requirements (and such requirements shall be deemed incorporated by reference into the 2012 Incentive Plan and all outstanding award agreements).

U.S. Federal Income Tax Consequences

The following is a general summary of the material U.S. federal income tax consequences of the grant, exercise and vesting of awards under the 2012 Incentive Plan and the disposition of shares acquired pursuant to exercise or settlement of such awards and is intended to reflect the current provisions of the Internal Revenue Code and the regulations thereunder. This summary is not intended to be a complete statement of applicable law, nor does it address foreign, state, local and payroll tax considerations. Moreover, the U.S. federal income tax consequences to any particular participant may differ from those described herein by reason of, among other things, the particular circumstances of such participant.

Options

The Internal Revenue Code requires that, for treatment of an option as an incentive stock option, shares acquired through exercise of an incentive stock option cannot be disposed of before the later of (i) two years from grant or (ii) one year from exercise. Holders of incentive stock options will generally incur no federal income tax liability at the time of grant or exercise. However, the spread at exercise will be an “item of tax preference,” which may give rise to “alternative minimum tax” liability for the taxable year in which the exercise occurs. If the holder does not dispose of the shares before the above-mentioned holding periods, the difference between the exercise price and the amount realized upon disposition of the shares will be long-term capital gain or loss. Assuming both holding periods are satisfied, no deduction will be allowed to us for federal income tax purposes in connection with the grant or exercise of the incentive stock option. If the holder of shares acquired through exercise of an incentive stock option disposes of those shares within the holding periods, the participant will generally realize taxable compensation at the time of such disposition equal to the difference between the exercise price and the lesser of the fair market value of the share on the exercise date or the amount realized on the subsequent disposition of the shares, and that amount will generally be deductible by us for federal income tax purposes, subject to the possible limitations on deductibility under Sections 280G and 162(m) of the Code for compensation paid to executives designated in those sections. Finally, if an incentive stock option becomes first exercisable in any year for shares having an aggregate value in excess of $100,000 (based on the grant date value), the portion of the incentive stock option in respect of those excess shares will be treated as a non-qualified share option for federal income tax purposes.

No income will be realized by a participant upon grant of an option that does not qualify as an incentive stock option (“a nonqualified option”). Upon exercise of a non-qualified option, the participant will recognize ordinary compensation income equal to the excess, if any, of the fair market value of the underlying exercised shares over the option exercise price paid at the time of exercise, and the participant’s tax basis will equal the sum of the compensation income recognized and the exercise price. We will be able to deduct this same amount for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those sections. In the event of a sale of shares received upon the exercise of a non-qualified option, any appreciation or depreciation after the exercise date generally will be taxed as capital gain or loss and will be long-term gain or loss if the holding period for such shares is more than one year.

Stock Appreciation Rights

No income will be realized by a participant upon grant of a stock appreciation right. Upon exercise, the participant will recognize ordinary compensation income equal to the fair market value of the payment received in respect of the stock appreciation right. We will be able to deduct this same amount for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Internal Revenue Code for compensation paid to certain executives designated in those sections.

Restricted Stock. A participant will not be subject to tax upon the grant of an award of restricted stock unless the participant otherwise elects to be taxed at the time of grant pursuant to Section 83(b) of the Code. No election under Section 83(b) of the Code or any similar law shall be made without the prior written consent of the Committee. On the date an award of restricted stock becomes transferable or is no longer subject to a substantial risk of forfeiture, the participant will have taxable compensation equal to the difference between the fair market value of the shares on that date over the amount the participant paid for such shares, if any, unless the participant made an election under Section 83(b) of the Code to be taxed at the time of grant. If the participant made an election under Section 83(b), the participant will have taxable compensation at the time of grant equal to the difference between the fair market value of the shares on the date of grant over the amount the participant paid for such shares, if any. If the election is made, the participant will not be allowed a deduction for amounts subsequently required to be returned to the Company. (Special rules apply to the receipt and disposition of restricted stock received by officers and directors who are subject to Section 16(b) of the Exchange Act). The Company will be able to deduct, at the same time as it is recognized by the participant, the amount of taxable compensation to the participant for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Restricted Stock Units. A participant will not be subject to tax upon grant of a restricted stock unit. Rather, upon delivery of shares or cash pursuant to an RSU, the participant will have taxable compensation equal to the fair market value of the number of shares (or the amount of cash) the participant actually receives with respect to the restricted stock unit. The Company will be able to deduct the amount of taxable compensation for U.S. federal income tax purposes, but the deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Other Stock-Based Awards. In general, a participant will not be subject to tax on the date of grant of another stock-based award. In general, the compensation that the participant receives pursuant to another stock-based award will be subject to tax on the date that the participant becomes vested in such award at ordinary income tax rates.

Section 162(m)

In general, Section 162(m) of the Internal Revenue Code denies a publicly held corporation a deduction for U.S. federal income tax purposes for compensation in excess of $1,000,000 per year per person to its chief executive officer and three other officers whose compensation is required to be disclosed in its proxy statement (excluding the chief financial officer), subject to certain exceptions. The 2012 Incentive Plan is intended to satisfy an exception from Section 162(m) with respect to grants of options and stock appreciation rights. In addition, the 2012 Incentive Plan is designed to permit certain awards of restricted stocks, stock units and other awards (including cash bonus awards) to qualify under the “performance-based compensation” exception to Section 162(m) of the Code.

Human Resources Committee Interlocks and Insider Participation

The HRC is comprised of three members: Messrs. Davis, Rowan and Swann. None of these individuals is a current or former officer or employee of any of our subsidiaries. During 2011, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of the HRC.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

In February 2008, our Board of Directors approved the Harrah’s Entertainment, Inc. Management Equity Incentive Plan and granted options to purchase our common stock to certain of our officers and employees.

The table below sets forth information regarding our equity compensation plans as of December 31, 2011.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(2)

Management Equity Incentive Plan	8,744,649	$38.15	452,274

(1)	The weighted average remaining contract life for the options set forth in this column is 7.3 years. The number of securities to be issued upon exercise of outstanding options includes 231,918 shares related to a rollover option signed within an executive on January 27, 2008, that provides for the conversion of options to purchase shares of the Company prior to the Acquisition into options to purchase shares of the Company following the Acquisitions. The rollover options are separate from the shares available under Harrah’s Entertainment, Inc. Management Equity Incentive Plan.

(2)	In November 2011, the Board approved an increase in the total number of shares of common stock that may be issued pursuant to the Management Equity Incentive Plan to 8,582,876 from 7,955,573.

Ownership of Caesars Entertainment Common Stock

The following table lists the beneficial ownership of our common stock as of March 1, 2012, by Hamlet Holdings LLC, the Sponsors, the Paulson Investors, all current directors and director nominees, our named executive officers, all directors and executive officers as a group, and the percentage of shares beneficially owned by such beneficial owners. In connection with the Co-Investors Transaction, Hamlet Holdings has agreed to cause its irrevocable proxy to be terminated with respect to 24,150,456 of the Released Shares held by certain co-investors. All shares held by funds affiliated with and controlled by the Sponsors and their co-investors, representing 69.9% of our outstanding common stock are subject to an irrevocable proxy that gives Hamlet Holdings sole voting and sole dispositive power with respect to such shares.

Name	Shares of Stock Beneficially Owned	Percentage of Class
Apollo Funds(1)(2)	—	—
TPG Funds(1)(3)(4)	—	—
Hamlet Holdings (1)(5)	87,605,299	69.9%
Paulson Investors(6)	12,372,835	9.9%
Jeffrey Benjamin(7)	—	—
David Bonderman(3)(4)	—	—
Kelvin Davis(8)	—	—
Jonathan S. Halkyard(10)	125,948	*
Jeffrey T. Housenbold	—	—
Thomas M. Jenkin(10)	170,016	*
Gary W. Loveman(10)	1,343,110	1.1%
John W. R. Payne(10)	113,411	*
Karl Peterson(8)	—	—
Eric Press(7)	—	—
Marc Rowan(2)	—	—
David B. Sambur(7)	—	—
Lynn C. Swann(10)	2,414	*
Mary H. Thomas(10)	45,017	*
Jinlong Wang(10)	802	*
Christopher J. Williams(10)	2,950	*
All directors and executive officers as a group(9)(10)	1,886,640	1.5%

*	Indicates less than 1%

(1)	Each of Apollo Hamlet Holdings, LLC (“Apollo Hamlet”) and Apollo Hamlet Holdings B, LLC (“Apollo Hamlet B” and together with Apollo Hamlet, the “Apollo Funds”), TPG Hamlet Holdings, LLC (“TPG Hamlet”) and TPG Hamlet Holdings B, LLC (“TPG Hamlet B,” and together with TPG Hamlet, the “TPG Funds”), and Co-Invest Hamlet Holdings B, LLC (“Co-Invest B”) and Co-Invest Hamlet Holdings, Series LLC (“Co-Invest LLC” and together with “Co-Invest B”, the “Co-Invest Funds”), have granted an irrevocable proxy (the “Irrevocable Proxy”) in respect of all of the shares of common stock held by such entity to Hamlet Holdings, irrevocably constituting and appointing Hamlet Holdings, with full power of substitution, its true and lawful proxy and attorney-in-fact to: (i) vote all of the shares of the common stock held by such entity at any meeting (and any adjournment or postponement thereof) of Caesars’ stockholders, and in connection with any written consent of Caesars’ stockholders, and (ii) direct and effect the sale, transfer or other disposition of all or any part of the shares of common stock held by that entity, if, as and when so determined in the sole discretion of Hamlet Holdings.

(2)	Apollo Hamlet, Apollo Hamlet B and the Co-Invest Funds directly hold an aggregate of 61,109,995 shares of common stock, all of which are subject to the Irrevocable Proxy. Each of Apollo Hamlet Holdings, LLC and Apollo Hamlet Holdings B, LLC is an affiliate of, and is controlled by, affiliates of Apollo. Apollo Management VI, L.P., an affiliate of Apollo, is one of two managing members of each of the Co-Invest Funds. Messrs. Black, Harris and Rowan serve as the managers of Apollo Hamlet and Apollo Hamlet B, and also serve as the executive officers and managers of Apollo and its affiliated investment managers and advisors. Messrs. Black, Harris and Rowan are also members of Hamlet Holdings. The Apollo Funds, the Co-Invest Funds, Apollo and each of its affiliates, and Messrs. Black, Harris and Rowan, each disclaim beneficial ownership of any shares of common stock beneficially owned by Hamlet Holdings pursuant to the Irrevocable Proxy, or directly held by Apollo Hamlet, Apollo Hamlet B or the Co-Invest Funds, in which such person does not have a pecuniary interest. The address of the Apollo Funds, Apollo and Apollo’s investment management affiliates, and Messrs. Black, Harris and Rowan is c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019. The address of the Co-Invest Funds is c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019 and c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(3)	The TPG Funds and the Co-Invest Funds directly hold an aggregate of 61,109,995 shares of Caesars common stock, all of which are subject to the Irrevocable Proxy. The TPG Funds disclaim beneficial ownership of the common stock held by Hamlet Holdings pursuant to the Irrevocable Proxy. The address of the TPG Funds is c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(4)	David Bonderman and James G. Coulter are directors, officers and shareholders of TPG Group Holdings (SBS) Advisors, Inc., which is the general partner of TPG Group Holdings (SBS), L.P., which is the sole member of TPG Holdings I-A, LLC, which is the general partner of TPG Holdings I, L.P. which is the sole member of TPG GenPar V Advisors, LLC, which is the general partner of TPG GenPar V, L.P., which is the general partner of TPG V Hamlet AIV, L.P. which is the managing member of TPG Hamlet. TPG GenPar V, L.P. is also the managing member of TPG Hamlet B and a managing member of each of the Co-Invest Funds. Messrs. Bonderman and Coulter are also members of Hamlet Holdings. Messrs. Bonderman and Coulter disclaim beneficial ownership of the common stock held by Hamlet Holdings pursuant to the Irrevocable Proxy. The address of Messrs. Bonderman and Coulter is c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(5)	All shares held by the Apollo Funds, the TPG Funds and the Co-Invest Funds, representing 69.9% of Caesars’ outstanding common stock, are subject to the Irrevocable Proxy granting Hamlet Holdings sole voting and sole dispositive power with respect to such shares. The members of Hamlet Holdings are Leon Black, Joshua Harris and Marc Rowan, each of whom is affiliated with Apollo, and David Bonderman, James G. Coulter and Jonathan Coslet, each of whom is affiliated with the TPG Funds. Each member holds approximately 17% of the limited liability company interests of Hamlet Holdings.

(6)	Includes all of the common stock held by funds and accounts managed by Paulson & Co. Inc., which include Paulson Credit Opportunities Master Ltd., Paulson Recovery Master Fund Ltd., Paulson Advantage Master Ltd. and Paulson Advantage Plus Master Ltd. The address of Paulson & Co. Inc. is 1251 Avenue of the Americas, 50th Floor, New York, NY 10020.

(7)	Jeffrey Benjamin, Eric Press and David B. Sambur are each affiliated with Apollo or its affiliated investment managers and advisors. Messrs. Benjamin, Press and Sambur each disclaim beneficial ownership of the shares of common stock that are beneficially owned by Hamlet Holdings, or directly held by any of the Apollo Funds or the Co-Invest Funds. The address of Messrs. Benjamin, Press and Sambur is c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

(8)	Kelvin L. Davis is a TPG Senior Partner and Karl Peterson is a TPG Partner and each is an officer of Hamlet Holdings. TPG is an affiliate of (a) the TPG Funds, (b) the Co-Invest Funds, and (c) Hamlet Holdings. Each of Messrs. Davis and Peterson disclaim beneficial ownership of the securities subject to the Irrevocable Proxy. The address of Messrs. Davis and Peterson is c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(9)	Unless otherwise specified, the address of each of our named executive officers is c/o Caesars Entertainment Corporation, One Caesars Palace Drive, Las Vegas, Nevada 89109.

(10)	Includes common stock that may be acquired within 60 days pursuant to outstanding stock options: Mr. Halkyard, 94,508 shares; Mr. Jenkin, 131,212 shares; Mr. Loveman, 1,081,810 shares; Mr. Payne, 91,251 shares; Ms. Thomas, 30,611 shares; Mr. Swann, 2,414 shares; Mr. Wang, 802 shares; Mr. Williams, 2,950 shares; and 1,492,399 shares for all directors and executive officers as a group.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

Our Board has a written related party transaction policy and procedures which gives our Audit Committee the power to approve or disapprove potential related party transactions of our directors and executive officers, their immediate family members, and entities where they hold a 5% or greater beneficial ownership interest. The Audit Committee is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the person’s interest in the transaction.

The policy has pre-approved the following related party transactions:

•

Compensation to an executive officer or director that is reported in the company’s public filings and has such been approved or recommended to the Board of Directors for approval by the Human Resources Committee or the 162(m Plan Committee;

•

Transactions where the interest arises only from (a) the person’s position as a director on the related party’s board; (b) direct or indirect ownership of less than 5% of the related party; or (c) the person’s position as a partner with the related party and all other related parties, in the aggregate, have an interest of less than 5% interest and is not the general partner of and does not have another position in the partnership; and

•	Transactions involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

•

Any transaction where the Related Party’s interest arises solely from the ownership of any class of the Company’s securities and all holders of that class of the Company’s securities receive the same benefit on a pro rata basis.

•	Any transaction involving a Related Party where the rates or charges involved are determined by competitive bids.

A Related Party Transaction is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Party had, has or will have a direct or indirect interest.

The following discussion reflects our relationships and related party transactions entered into in connection with the Acquisition and does not reflect relationships prior to that time.

Hamlet Holdings Operating Agreement

All holders of Hamlet Holdings’ equity securities are parties to Hamlet Holdings’ limited liability company operating agreement. The operating agreement provides, among other things, for the various responsibilities of the members. The members include Leon Black, Joshua Harris, and Marc Rowan, each of whom is affiliated with Apollo (the “Apollo Members”), and David Bonderman, James Coulter, and Jonathan Coslet, each of whom is affiliated with TPG (the “TPG Members” and, together with the Apollo Members, the “Members”). The Members have the full and exclusive right to manage Hamlet Holdings, and the consent of at least one Apollo Member and one TPG Member is required for all decisions by or on behalf of Hamlet Holdings. The operating agreement also contains customary indemnification rights.

Stockholders’ Agreement

In connection with the Acquisition, Hamlet Holdings, the Sponsors and certain of their affiliates, the co-investors, and certain of their affiliates entered into a stockholders’ agreement with the Company. The stockholders’ agreement contains, among other things, the agreement among the stockholders to restrict their ability to transfer stock of the Company, as well as rights of first refusal, tag-along rights and drag-along rights. Pursuant to the stockholders’ agreement, certain of the stockholders have, subject to certain exceptions, preemptive rights on future offerings of equity securities by the Company. The stockholders’ agreement also provides the stockholders with certain rights with respect to the approval of certain matters and the designation of nominees to serve on the Board, as well as registration rights of securities of the Company that they own.

Our Board was initially comprised of at least nine (9) directors, (i) four (4) of whom were designated by the Apollo Members and (ii) four (4) of whom were designated by the TPG Members, and (iii) one (1) of whom is the chairman. As ownership in us by either of the Sponsors decreases, the stockholders’ agreement provides for the reduction in the number of directors the relevant Members can designate.

Pursuant to the stockholders’ agreement, approval of our Board and at least two directors (one designated by Apollo Members and one designated by TPG Members) is required for various transactions by us, including, among other things, our liquidation, dissolution, merger, sale of all or substantially all of our assets as well as the issuance of our securities in connection with certain acquisitions and joint ventures.

The stockholders’ agreement has been amended in connection with the recent public offering to prevent certain rights under the stockholders’ agreement (including certain rights described above) from terminating.

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

Services Agreement

Upon the completion of the Acquisition, the Sponsors and their affiliates entered into a services agreement with us relating to the provision of certain financial and strategic advisory services and consulting services. We paid the Sponsors a one time transaction fee of $200 million for structuring the Acquisition and will pay an annual fee for their management services and advice equal to the greater of $30 million and 1% of our earnings before interest, taxes, depreciation and amortization. Also, under the services agreement, the Sponsors have the right to act, in return for additional fees based on a percentage of the gross transaction value, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide we need to engage someone to fill such a role. We have agreed to indemnify the Sponsors and their affiliates and their directors, officers and representatives for losses relating to the services contemplated by the services agreement and the engagement of affiliates of the Sponsors pursuant to, and the performance by them of the services contemplated by, the services agreement.

Currently, the annual monitoring fee payable under the services agreement would terminate automatically upon an initial public offering of our common stock (among other circumstances), and we would be required to pay to the Sponsors a lump-sum representing the remaining annual fees due to the Sponsors for the remainder of the services agreement term. If this lump-sum fee was due upon consummation of our recent public offering, we would have been required to pay an approximately $195 million termination fee to the Sponsors. However, the Sponsors agreed that our recent offering did not trigger the termination of the services agreement or cause any termination fee to be due. The current terms and provisions, including as to periodic and termination fees, of the services agreement will continue to apply.

Sponsor Investment and Exchange Agreement

On June 3, 2010, in connection with a private placement transaction with the Paulson Investors, we entered into an investment and exchange agreement with HBC and affiliates of the Sponsors (the “Sponsor Investment and Exchange Agreement”). Pursuant to the Sponsor Investment and Exchange Agreement, on June 24, 2010, affiliates of the Sponsors acquired approximately $303 million of certain senior notes of CEOC from HBC for aggregate consideration of approximately $200 million. Affiliates of the Sponsors also agreed in the Sponsor Investment and Exchange Agreement to exchange up to a total of $408 million of the notes, including the notes it purchased pursuant to the Sponsor Investment and Exchange Agreement, for 5.7% of Caesars’ equity.

Proxy

All shares of Caesars held by funds affiliated with and controlled by the Sponsors and their co-investors were made subject to a proxy in favor of Hamlet Holdings effective as of November 22, 2010. The proxy, which is irrevocable, granted Hamlet Holdings sole voting and dispositive control over all such shares. The members of Hamlet Holdings are comprised of an equal number of individuals affiliated with each of the Sponsors. In connection with our recent public offering, Hamlet Holdings has agreed to cause its irrevocable proxy to be terminated with respect to 24,150,456 of the Released Shares held by certain co-investors. After giving effect to the public offering, 69.9% of Caesars’ outstanding common stock is subject to the proxy in favor of Hamlet Holdings.

Director Independence

As of March 1, 2012, our Board was comprised of Jeffrey Benjamin, David Bonderman, Kelvin L. Davis, Jeffrey T. Housenbold, Gary W. Loveman, Karl Peterson, Eric Press, Marc Rowan, Lynn C. Swann, Christopher J. Williams, David B. Sambur, and Jinlong Wang. We are a “controlled company” under the NASDAQ corporate governance standards, and we have elected not to comply with the NASDAQ corporate governance requirement that a majority of our Board consist of independent directors. Additionally, based upon the listing standards of the NASDAQ, the national securities exchange upon which our common stock was listed on February 8, 2012, we do not believe that Messrs. Benjamin, Bonderman, Davis, Loveman, Peterson, Press, Rowan, or Sambur would be considered independent because of their relationships with certain affiliates of the funds and other entities which hold 69.9% of our outstanding voting common stock, and other relationships with us.

ITEM 14.	Principal Accountant Fees and Services.

FEES PAID TO DELOITTE & TOUCHE LLP

The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2011 and 2010:

	2011	2010
	(in thousands)
Audit Fees (a)	$4,840.5	$4,975.0
Audit-Related Fees (b)	326.4	590.1
Tax Fees (c)	1,217.4	1,719.2

Total	$6,384.3	$7,284.3

(a)	Audit Fees—Fees for audit services billed in 2011 and 2010 consisted of:

•	Audit of the Company’s annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company’s quarterly financial statements; and

•	Comfort letters, statutory and regulatory audits, consents, and other services related to Securities and Exchange Commission (“SEC”) matters.

(b)	Audit-Related Fees—Fees for audit-related services billed in 2011 and 2010 consisted of:

•	Quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations;

•	Internal control reviews; and

•	Agreed-upon procedures engagements.

(c)	Tax Fees—Fees for tax services paid in 2011 and 2010 consisted of tax compliance and tax planning and advice:

•

Fees for tax compliance services totaled $817,336 and $834,715 in 2011 and 2010, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i. Federal, state, and local income tax return assistance

ii. Requests for technical advice from taxing authorities

iii. Assistance with tax audits and appeals

•

Fees for tax planning and advice services totaled $400,030 and $884,450 in 2011 and 2010, respectively. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of:

i. Tax advice related to structuring certain proposed mergers, acquisitions, and disposals

ii. Tax advice related to the alteration of employee benefit plans

iii. Tax advice related to an intra-group restructuring

		2011	2010
Memo:	Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees, and Tax Compliance Fees	0.07:1	0.14:1

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

The services performed by Deloitte & Touche LLP in 2011 and 2010 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 26, 2003, meeting, and amended at its April 15, 2004, meeting. This policy describes the permitted audit, audit-related, tax, and other services that Deloitte & Touche may perform. Any requests for audit services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax, or other services also must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the Audit Committee. The Chairperson must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

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

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit, tax, and other services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1. The service is not an audit, review, or other attest service;

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

No fees were approved under the de minimis provision in 2011 or 2010.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1.	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Stockholders’ Equity/(Deficit) and Comprehensive Income/(Loss) for the Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009.

2.	Schedules for the Years Ended December 31, 2011, 2010, and 2009 are as follows:

Schedule II—Consolidated valuation and qualifying accounts.

Schedules I, III, IV, and V are not applicable and have therefore been omitted.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation dated November 22, 2010	—	8-K	—	3.1	11/24/2010

3.2	Bylaws of Caesars Entertainment Corporation, as amended on November 22, 2010	—	8-K	—	3.2	11/24/2010

3.3	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010	—	8-K	—	3.3	11/24/2010

3.4	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended.	—	S-4	—	3.1	10/29/2008

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc.	—	10-K	12/31/2008	3.4	3/17/2009

3.6	Bylaws of Harrah’s Operating Company, Inc., as amended.	—	S-4	—	3.4	10/29/2008

3.7	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation	X	—	—	—	—

3.8	Amended Bylaws of Caesars Entertainment Corporation	X	—	—	—	—

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.4	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	*S-4	—	4.1	4/29/2003

4.5	First Supplemental Indenture, dated as of June 13, 2005, between Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	10-Q	6/30/2005	4.22	8/9/2005

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013.	—	8-K	—	4.7	8/2/2005

4.7	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013.	—	10-K	12/31/2003	10.6	3/5/2004

4.8	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.8	8/2/2005

4.9	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	**S-3/A	—	4.7	9/19/2005

4.10	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	10-K	12/31/2007	4.25	2/29/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.1	1/28/2008

4.12	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.1	6/3/2005

4.13	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	S-4	—	4.44	8/25/2005

4.14	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.4	10/3/2005

4.15	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	10/3/2005

4.16	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.1	6/14/2006

4.17	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.2	6/14/2006

4.18	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	10.1	2/4/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.19	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	6/30/2008	4.34	8/11/2008

4.20	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	3/31/2009	4.35	5/14/2009

4.21	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	4.1	3/31/2009

4.22	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	S-4/A	—	4.39	12/24/2008

4.23	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	10-Q	6/30/2009	4.38	8/13/2009

4.24	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent.	—	S-4/A	—	4.40	12/24/2008

4.25	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent.	—	8-K	—	4.1	4/20/2009

4.26	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	10-Q	6/30/2009	4.40	8/13/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.27	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager.	—	8-K	—	10.3	12/30/2008

4.28	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers.	—	8-K	—	4.2	4/20/2009

4.29	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	6/15/2009

4.30	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.2	6/15/2009

4.31	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	9/17/2009

4.32	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers.	—	8-K	—	4.3	6/15/2009

4.33	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers.	—	8-K	—	4.2	9/17/2009

4.34	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/22/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.35	Registration Rights Agreement, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc, as representatives of the initial purchasers.	—	8-K	—	4.2	4/22/2010

4.36	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

4.37	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

4.38	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee	—	8-K	—	4.1	5/24/2010

4.39	Joinder to Registration Rights Agreement, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers	—	8-K	—	4.2	5/24/2010

4.40	Financial Counseling Plan of Harrah’s Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

4.41	Registration Rights Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers.		8-K		4.2	2/15/2012

4.42	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee.	—	8-K	—	4.1	2/15/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.43	Indenture dated as of February 3, 2012 among Chester Downs and Mariana, LLC, a Pennsylvania limited liability company, Chester Downs Finance Corp., and, together with the Company, Subsidiary Guarantors party hereto from time to time, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	X

4.44	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Entertainment Operating Company, Inc. and U.S. Bank National Association, as trustee.		8-K		4.1	3/2/2012

4.45	Joinder to Registration Rights Agreement, dated as of March 1, 2012, by and among Caesars Entertainment Operating Company, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers.		8-K		4.2	3/2/2012

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents.	—	8-K/A	—	10.1	2/7/2008

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto.	—	8-K/A	—	10.1	6/11/2009

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008.	—	8-K	—	99.1	9/29/2009

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	10-K	12/31/2008	10.4	3/17/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	9/17/2009

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

10.14	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2.	—	10-Q	3/31/2010	10.24	5/10/2010

10.15	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2.	—	8-K	—	99.1	2/25/2010

†10.16	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	10-K	12/31/2008	10.16	3/17/2009

†10.17	Rollover Option Agreement, dated as of January 28, 2008, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	8-K	—	10.18	2/7/2008

10.18	Summary Plan Description of Executive Term Life Insurance Plan.	—	10-K	12/31/1996	10.25	3/6/1996

†10.19	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009.	—	8-K	—	10.2	12/15/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.20	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.21	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent	—	10-K	12/29/1989	Unknown	3/28/1990

10.22	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.23	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.24	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.25	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

10.26	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.27	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

†10.28	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

†10.29	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

†10.30	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.31	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.32	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.33	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.34	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.35	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.36	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.52	8/11/2008

†10.37	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.54	8/11/2008

†10.38	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.56	8/11/2008

†10.39	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams.	—	10-Q	6/30/2008	10.57	8/11/2008

†10.40	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Thomas M. Jenkin, John W. R. Payne, Peter E. Murphy, and Mary H. Thomas.	—	10-K	12/31/2009	10.61	3/9/2010

10.41	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent.	—	8-K	—	10.1	5/24/2010

10.42	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008.	—	8-K	—	10.2	5/24/2010

10.43	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it.	—	8-K	—	10.1	6/7/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.44	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds.	—	8-K	—	10.1	6/7/2010

10.45	Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah’s Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.1	9/3/2010

10.46	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah’s Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.2	9/3/2010

10.47	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah’s Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.48	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah’s Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.4	9/3/2010

10.49	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah’s Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.5	9/3/2010

10.50	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah’s Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.6	9/3/2010

10.51	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah’s Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.7	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.52	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah’s Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.8	9/3/2010

10.53	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah’s Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.9	9/3/2010

10.54	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah’s Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.10	9/3/2010

10.55	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah’s Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company.	—	8-K	—	10.11	9/3/2010

10.56	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company.	—	8-K	—	10.12	9/3/2010

10.57	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.13	9/3/2010

10.58	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.14	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.59	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer.	—	8-K	—	10.15	9/3/2010

10.60	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.16	9/3/2010

10.61	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.17	9/3/2010

10.62	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.18	9/3/2010

10.63	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)	—	8-K	—	10.19	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.64	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.20	9/3/2010

10.65	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.21	9/3/2010

10.66	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.22	9/3/2010

10.67	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender.	—	8-K	—	10.23	9/3/2010

†10.68	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

10.69	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010	—	8-K	—	10.1	11/24/2010

10.70	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010	—	8-K	—	10.2	11/24/2010

10.71	Registration Rights Agreement, dated as of November 23, 2010, by and between Caesars Entertainment Corporation and Paulson & Co. Inc., on behalf of the several investment funds and accounts managed by it	—	8-K	—	10.3	11/24/2010

10.72	Credit Agreement dated as of April 25, 2011 between the Company, the Borrowers, the lenders (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders.	—	8-K	—	10.1	4/27/2011

10.73	Completion Guarantee dated as of April 25, 2011 by the Company in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders (as defined therein).	—	8-K	—	10.2	4/27/2011

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.74	Disbursement Agreement dated as of April 25, 2011 between the Borrowers, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant.	—	8-K	—	10.3	4/27/2011

10.75	Amendment Agreement dated as of May 16, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K/A	—	10.1	5/23/2011

†10.76	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.77	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	S-1/A	—	10.79	12/28/2011

†10.78	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and Jonathan S. Halkyard.	—	S-1/A	—	10.80	12/28/2011

†10.79	Form of Stock Option Grant Agreement dated November 29, 2011 between Caesars Entertainment Corporation and Gary W. Loveman.	—	S-1/A	—	10.81	12/28/2011

†10.80	Form of Stock Option Grant Agreement dated November 29, 2011 between Caesars Entertainment Corporation and Jonathan S. Halkyard.	—	S-1/A	—	10.82	12/28/2011

†10.81	Form of Stock Option Grant Agreement dated November 29, 2011 between Caesars Entertainment Corporation and each of Thomas M. Jenkin, John W. R. Payne and Mary H. Thomas.	—	S-1/A	—	10.83	12/28/2011

†10.82	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Jonathan S. Halkyard, Thomas M. Jenkin, and John W. R. Payne.	—	8-K	—	10.1	1/9/2012

†10.83	Employment Agreement, made as of January 31, 2011, by and between Caesars Entertainment Operating Company, Inc. and Mary H. Thomas.	—	S-1/A	—	10.84	1/27/2012

†10.84	Stock Option Grant Agreement dated February 27, 2008 between Mary H. Thomas and Harrah’s Entertainment, Inc.	—	S-1/A	—	10.85	1/27/2012

†10.85	Stock Option Grant Agreement dated February 24, 2009 between Mary H. Thomas and Harrah’s Entertainment, Inc.	—	S-1/A	—	10.86	1/27/2012

†10.86	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.87	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.88	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

10.89	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

10.90	Escrow Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, U.S. Bank National Association, as escrow agent and securities intermediary and U.S. Bank National Association, as trustee.	—	8-K	—	10.1	2/15/2012

†10.91	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement	X	—	—	—	—

10.92	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.		8-K		10.1	3/2/2012

10.93	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.		8-K		10.2	3/2/2012

10.94	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.		8-K		10.3	3/2/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.95	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.		8-K		10.4	3/2/2012

10.96	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.		8-K		10.5	3/2/2012

12	Computation of Ratios.	X	—	—	—	—

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003.	—	10-K	12/31/2002	14	3/9/2003

21	List of subsidiaries of Caesars Entertainment Corporation.	X	—	—	—	—

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	X	—	—	—	—

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2012.	X	—	—	—	—

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2012.	X	—	—	—	—

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2012.	X	—	—	—	—

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2012.	X	—	—	—	—

99.1	Supplemental Discussion of Pro Forma Caesars Entertainment Operating Company, Inc. Financial Results	X	—	—	—	—

99.2	Supplemental Discussion of Caesars Commercial Mortgage-Backed Securities Related Properties Financial Results	X	—	—	—	—

99.3	Gaming and Regulatory Overview	X	—	—	—	—

***101	The following financial statements from the Company’s Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statement of Stockholders’ Equity and Comprehensive Loss (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 15(a)(3) of Form 10-K.

*	Filed by Park Place Entertainment Corporation

**	Filed by Harrah’s Entertainment, Inc.

***	Furnished herewith.

Schedule II

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts
Current	$216.3	$49.4	$—	$(63.4	)(a)	$202.3

Long-term	$0.3	$—	$—	$—		$0.3

Liability to sellers under acquisition agreement (b)	$1.2	$—	$—	$(0.1)		$1.1

YEAR ENDED DECEMBER 31, 2010
Allowance for doubtful accounts
Current	$207.1	$66.1	$—	$(56.9	)(a)	$216.3

Long-term	$0.3	$—	$—	$—		$0.3

Liability to sellers under acquisition agreement (b)	$1.4	$—	$—	$(0.2)		$1.2

YEAR ENDED DECEMBER 31, 2009
Allowance for doubtful accounts
Current	$201.4	$72.1	$13.1	$(79.5	)(a)	$207.1

Long-term	$0.3	$—	$—	$—		$0.3

Liability to sellers under acquisition agreement (b)	$1.6	$—	$—	$(0.2)		$1.4

(a)	Uncollectible accounts written off, net of amounts recovered.

(b)	We acquired Players International, Inc., (“Players”) in March 2000. In 1995, Players acquired a hotel and land adjacent to its riverboat gaming facility in Lake Charles, Louisiana, for cash plus future payments to the seller based on the number of passengers boarding the riverboat casinos during a defined term. In accordance with the guidance provided by ASC 805 regarding the recognition of liabilities assumed in a business combination accounted for as a purchase, Players estimated the net present value of the future payments to be made to the sellers and recorded that amount as a component of the total consideration paid to acquire these assets. Our recording of this liability in connection with the purchase price allocation process following the Players acquisition was originally reported in 2000. Our casino operations in Lake Charles sustained significant damage in late third quarter 2005 as a result of Hurricane Rita. As a result of hurricane damage, and upon the Company’s subsequent decision to scale back operations in Lake Charles and ultimately sell the property, the current and long-term portions of this obligation were written down in fourth quarter 2005; the credit was included in Discontinued operations on our Consolidated Statements of Operations. We sold Harrah’s Lake Charles in fourth quarter 2006. Prior to the sale, the current and long-term portions of this obligation were included in Liabilities held for sale on our Consolidated Balance Sheets. The remaining long-term portion of this liability is included in Deferred credits and other on our Consolidated Balance Sheets; the current portion of this obligation is included in Accrued expenses on our Consolidated Balance Sheets.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

March 14, 2012	By:	/s/ GARY W. LOVEMAN
Gary W. Loveman
Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BENJAMIN	Director	March 14, 2012
Jeffrey Benjamin

/s/ DAVID BONDERMAN	Director	March 14, 2012
David Bonderman

/s/ JEFFREY T. HOUSENBOLD	Director	March 14, 2012
Jeffrey Housenbold

/s/ KELVIN DAVIS	Director	March 14, 2012
Kelvin Davis

/s/ GARY W. LOVEMAN	Director, Chairman of the Board,	March 14, 2012
Gary W. Loveman	Chief Executive Officer and President

/s/ KARL PETERSON	Director	March 14, 2012
Karl Peterson

/s/ ERIC PRESS	Director	March 14, 2012
Eric Press

/s/ MARC ROWAN	Director	March 14, 2012
Marc Rowan

/s/ DAVID SAMBUR	Director	March 14, 2012
David Sambur

/s/ LYNN C. SWANN	Director	March 14, 2012
Lynn C. Swann

/s/ JINLONG WANG	Director	March 14, 2012
Jinlong Wang

/s/ CHRISTOPHER J. WILLIAMS	Director	March 14, 2012
Christopher J. Williams

/s/ JONATHAN S. HALKYARD	Executive Vice President and Chief	March 14, 2012
Jonathan S. Halkyard	Financial Officer

/s/ DIANE E. WILFONG	Senior Vice President, Controller, and Chief	March 14, 2012
Diane E. Wilfong	Accounting Officer