Form 10-Q
period 2012-03-31
CAESARS ENTERTAINMENT Corp
filed 2012-05-09
CIK 858339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common stock, $0.01 par value	125,297,197

CAESARS ENTERTAINMENT CORPORATION

We have proprietary rights to a number of trademarks used in this Form 10-Q that are important to our business, including, without limitation, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, World Series of Poker, Horseshoe, Paris Las Vegas, Flamingo Las Vegas, and Bally’s Las Vegas. We have omitted the ® and ™ trademark designations for such trademarks named in this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,134.9	$904.6
Receivables, less allowance for doubtful accounts of $205.2 and $202.3	483.6	489.2
Deferred income taxes	170.5	170.5
Prepayments and other current assets	269.5	228.0
Inventories	44.5	44.9

Total current assets	2,103.0	1,837.2
Property and equipment, net	17,001.8	17,266.0
Goodwill	3,464.8	3,464.8
Intangible assets other than goodwill	4,613.4	4,655.9
Investments in and advances to non-consolidated affiliates	86.4	94.2
Restricted cash	388.6	451.1
Deferred charges and other	751.7	746.4

	$28,409.7	$28,515.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$293.8	$293.9
Interest payable	352.0	191.4
Accrued expenses	1,042.7	1,077.1
Current portion of long-term debt	100.5	40.4

Total current liabilities	1,789.0	1,602.8
Long-term debt	19,791.3	19,759.5
Deferred credits and other	903.4	901.8
Deferred income taxes	5,076.8	5,198.1

	27,560.5	27,462.2

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock; voting; $0.01 par value; 127.4 and 125.4 shares issued, respectively	1.3	0.7
Treasury stock; 2.1 and 0.3 shares, respectively	(16.3)	—
Additional paid-in capital	6,929.5	6,885.1
Accumulated deficit	(6,063.3)	(5,782.7)
Accumulated other comprehensive loss	(88.1)	(96.4)

Total Caesars stockholders’ equity	763.1	1,006.7
Non-controlling interests	86.1	46.7

Total equity	849.2	1,053.4

	$28,409.7	$28,515.6

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In millions, except per share data)

	Quarter Ended March 31,
	2012	2011
Revenues
Casino	$1,687.2	$1,663.1
Food and beverage	389.6	377.9
Rooms	307.6	293.5
Management fees	9.6	9.1
Other	197.6	144.6
Less: casino promotional allowances	(319.7)	(309.2)

Net revenues	2,271.9	2,179.0

Operating expenses
Direct
Casino	958.3	940.0
Food and beverage	163.9	158.5
Rooms	75.3	67.9
Property, general, administrative, and other	517.8	527.7
Depreciation and amortization	188.3	177.0
Write-downs, reserves, and project opening costs, net of recoveries	190.2	18.5
Loss/(income) on interests in non-consolidated affiliates	7.1	(0.3)
Corporate expense	52.2	34.3
Acquisition and integration costs	0.1	2.6
Amortization of intangible assets	43.2	39.3

Total operating expenses	2,196.4	1,965.5

Income from operations	75.5	213.5
Interest expense, net of interest capitalized	(562.0)	(473.4)
Gains on early extinguishments of debt	45.8	33.2
Other income, including interest income	8.2	3.5

Loss before income taxes	(432.5)	(223.2)
Benefit for income taxes	151.4	78.4

Net loss	(281.1)	(144.8)
Less: net loss/(income) attributable to non-controlling interests	0.5	(2.7)

Net loss attributable to Caesars	(280.6)	(147.5)

Other comprehensive income/(loss):
Total other comprehensive income, net of income taxes of $2.9 and $17.4	9.3	16.2
Less: foreign currency translations adjustments attributable to non-controlling interests	(1.0)	(3.2)

Comprehensive loss attributable to Caesars	$(272.3)	$(134.5)

Loss per share - basic and diluted	$(2.24)	$(1.18)

Weighted-average common shares outstanding - basic and diluted	125.2	125.1

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity	Non-controlling Interests	Total
Balance at December 31, 2010	$0.7	$—	$6,906.5	$(5,105.6)	$(168.8)	$1,632.8	$39.8	$1,672.6
Net loss	—	—	—	(147.5)	—	(147.5)	2.7	(144.8)
Share-based compensation	—	—	5.9	—	—	5.9	—	5.9
Increase of treasury shares	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Distributions to non-controlling interests, net of contributions	—	—	—	—	—	—	(2.1)	(2.1)
Other comprehensive income, net of tax	—	—	—	—	13.0	13.0	3.2	16.2

Effect of ASU 2010-16 Accruals for Casino Jackpot Liabilities, net of tax	—	—	—	10.7	—	10.7	—	10.7

Balance at March 31, 2011	$0.7	$—	$6,911.7	$(5,242.4)	$(155.8)	$1,514.2	$43.6	$1,557.8

Balance at December 31, 2011	$0.7	$—	$6,885.1	$(5,782.7)	$(96.4)	$1,006.7	$46.7	$1,053.4
Net loss	—	—	—	(280.6)	—	(280.6)	(0.5)	(281.1)
Share-based compensation	—	—	11.5	—	—	11.5	—	11.5
Initial public offering	0.6	—	16.6	—	—	17.2	—	17.2
Increase of treasury shares	—	(16.3)	16.3	—	—	—	—	—
Contributions and contractual obligations from non-controlling interests, net of distributions	—	—	—	—	—	—	38.9	38.9
Other comprehensive income, net of tax	—	—	—	—	8.3	8.3	1.0	9.3

Balance at March 31, 2012	$1.3	$(16.3)	$6,929.5	$(6,063.3)	$(88.1)	$763.1	$86.1	$849.2

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(281.1)	$(144.8)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Gains on early extinguishments of debt	(45.8)	(33.2)
Depreciation and amortization	234.6	219.2
Amortization of deferred finance costs and debt discount/premium	96.5	48.2
Reclassification from, and amortization of, accumulated other comprehensive loss	7.2	10.4
Non-cash write-downs and reserves, net of recoveries	178.2	3.1
Share-based compensation expense	11.5	5.9
Deferred income taxes	(124.2)	(76.5)
Change in deferred charges and other	(26.8)	5.9
Change in deferred credits and other	1.6	(14.9)
Change in current assets and liabilities:
Accounts receivable	24.8	26.1
Prepayments and other current assets	(49.3)	(28.4)
Accounts payable	(11.0)	(10.1)
Interest payable	161.1	200.9
Accrued expenses	(29.3)	(40.8)
Other	11.4	6.8

Cash flows provided by operating activities	159.4	177.8

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	(82.9)	(37.9)
Change in restricted cash	70.2	(81.0)
Investments in/advances to non-consolidated affiliates and other	(0.2)	(67.5)
Other	(2.1)	(5.0)

Cash flows used in investing activities	(15.0)	(191.4)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	1,643.6	—
Debt issuance costs and fees	(30.6)	—
Borrowings under lending agreements	453.0	50.0
Repayments under lending agreements	(608.0)	(50.0)
Cash paid for early extinguishments of debt	(1,397.3)	(75.7)
Scheduled debt retirements	(3.8)	(12.6)
Purchase of additional interests in subsidiary	(9.6)	—
Non-controlling interests’ contributions, net of distributions	28.9	(2.1)
Issuance of common stock in public offering, net of fees	17.2	—
Other	(7.5)	(2.5)

Cash flows provided by/(used in) financing activities	85.9	(92.9)

Net increase/(decrease) in cash and cash equivalents	230.3	(106.5)
Cash and cash equivalents, beginning of period	904.6	987.0

Cash and cash equivalents, end of period	$1,134.9	$880.5

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In these footnotes, the words “Company,” “Caesars Entertainment,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

Note 1—Organization and Basis of Presentation

Organization

As of March 31, 2012, we owned, operated, or managed, through various subsidiaries, 52 casinos in 12 U.S. states and seven countries. The majority of these casinos operate in the United States and England, primarily under the Caesars, Harrah’s, and Horseshoe brand names in the United States (the “U.S.”). Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the U.S., one managed casino in Canada, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our 33 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt, and one in South Africa. We view each casino property as an operating segment and aggregate all such casino properties into one reportable segment.

On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital, LP (together with such affiliates, “TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction (“the Acquisition”). As a result of the Acquisition and through February 7, 2012, our stock was not publicly traded.

Effective February 8, 2012, as the result of the Company’s initial public offering, our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CZR.” In connection with the public offering, the Company effected a 1.742-for-one split of its common stock. All applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. See Note 7, “Stockholders’ Equity, Non-controlling Interests, and Loss Per Share,” for further information.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and notes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, operating results, and cash flows.

The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2012 fiscal year. The financial information as of December 31, 2011 is derived from our audited consolidated financial statements and notes for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K (the “2011 10-K”). The information included in this Quarterly Report of Form 10-Q (the “10-Q”) should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 2011 10-K. We have recast certain amounts for prior periods to conform to our 2012 presentation.

Note 2—Development and Acquisition Activity

In January 2012, we received notice that the minority owners of Chester Downs and Marina, LLC (“Chester Downs”) elected to exercise their put rights thereby requiring us to purchase from the minority owners 90% of their interest in Chester Downs for consideration of $9.6 million. We consummated this purchase on February 14, 2012. As a result, we now have a 99.5% ownership interest in this property.

Note 3—Property and Equipment, net

Property and equipment, net consisted of the following:

(In millions)	March 31, 2012	December 31, 2011
Land and land improvements	$7,461.4	$7,460.8
Land concessions	605.8	606.7
Buildings, riverboats, and improvements	9,121.0	9,103.5
Furniture, fixtures, and equipment	2,418.1	2,415.2
Construction in progress	260.1	361.1

	19,866.4	19,947.3
Less: accumulated depreciation	(2,864.6)	(2,681.3)

	$17,001.8	$17,266.0

Depreciation expense for the three months ended March 31, 2012 and 2011, was $189.8 million and $179.8 million, respectively, and is included in depreciation and amortization and corporate expense in our consolidated statements of comprehensive loss.

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill and other intangible assets for the three months ended March 31, 2012.

	Amortizing	Non-Amortizing Intangible Assets
(In millions)	Intangible Assets	Goodwill	Other
Balance at December 31, 2011	$1,163.7	$3,464.8	$3,492.2
Amortization expense	(43.2)	—	—
Other, including foreign currency translation	0.2	—	0.5

Balance at March 31, 2012	$1,120.7	$3,464.8	$3,492.7

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	March 31, 2012				December 31, 2011
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	7.8	$1,456.7	$(523.9)	$932.8	$1,456.7	$(492.4)	$964.3
Contract rights	2.6	145.0	(56.0)	89.0	144.4	(52.3)	92.1
Patented technology	4.1	118.9	(53.2)	65.7	118.9	(45.9)	73.0
Gaming rights	12.3	42.8	(10.9)	31.9	42.8	(10.2)	32.6
Trademarks	0.8	7.8	(6.5)	1.3	7.8	(6.1)	1.7

		$1,771.2	$(650.5)	1,120.7	$1,770.6	$(606.9)	1,163.7

Non-amortizing intangible assets
Trademarks				1,908.9			1,908.7
Gaming rights				1,583.8			1,583.5

				3,492.7			3,492.2

Total intangible assets other than goodwill				$4,613.4			$4,655.9

Note 5—Debt

The following table presents our outstanding debt as of March 31, 2012 and December 31, 2011:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Mar. 31, 2012	Face Value at Mar. 31, 2012	Book Value at Mar. 31, 2012	Book Value at Dec. 31, 2011
Credit Facilities
Term Loans B1 - B3	2015	3.24%-3.47%	$2,111.7	$2,111.7	$5,000.5
Term Loan B4	2016	9.50%	977.5	959.5	961.2
Term Loan B5	2018	4.49%	1,222.7	1,218.3	1,218.2
Term Loan B6	2018	5.49%	1,874.1	1,855.6	—
Revolving Credit Facility	2014	—	—	—	155.0
Revolving Credit Facility	2017	—	—	—	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095.0	2,056.0	2,054.6
Senior Secured Notes	2020	8.50%	1,250.0	1,250.0	—
CMBS Financing	2015*	3.24%	4,912.8	4,907.9	5,026.0
Second-Priority Senior Secured Notes	2018	12.75%	750.0	742.3	742.1
Second-Priority Senior Secured Notes	2018	10.0%	4,553.1	2,160.2	2,131.2
Second-Priority Senior Secured Notes	2015	10.0%	214.8	166.4	164.2
Chester Downs term loan	2016	—	—	—	221.3
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	—
PHW Las Vegas Senior Secured Loan	2015*	3.10%	515.6	422.8	417.9
Linq/Octavius Senior Secured Loan	2017	9.25%	450.0	446.0	445.9
Subsidiary-guaranteed Debt
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/ 11.5%	9.2	9.2	8.6
Unsecured Senior Debt
5.375%	2013	5.375%	125.2	110.5	108.6
7.0%	2013	7.0%	0.6	0.6	0.6
5.625%	2015	5.625%	364.5	292.3	287.7
6.5%	2016	6.5%	248.7	193.0	190.6
5.75%	2017	5.75%	153.7	108.5	107.2
Floating Rate Contingent Convertible Senior Notes	2024	0.57%	0.2	0.2	0.2
Other Unsecured Borrowings
Special improvement district bonds	2037	5.3%	65.7	65.7	65.7
Other	Various	Various	0.4	0.4	0.4
Capitalized Lease Obligations
Various	to 2014	1.10%-9.49%	6.1	6.1	13.6

Total debt			22,710.2	19,891.8	19,799.9
Current portion of long-term debt			(103.8)	(100.5)	(40.4)

Long-term debt			$22,606.4	$19,791.3	$19,759.5

*	Assumes extension options to move the maturity from 2013 to 2015, subject to certain conditions.

As of March 31, 2012 and December 31, 2011, book values are presented net of unamortized discounts of $2,818.4 million and $2,858.0 million, respectively.

Our current maturities of debt include required interim principal payments on certain Term Loans, the special improvement district bonds, capitalized lease obligations, and CMBS mortgage loans and/or related mezzanine loans (“CMBS Loans”) under agreement to be repurchased.

Credit Agreement

In connection with the Acquisition, Caesars Entertainment Operating Company, Inc. (“CEOC”) entered into the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing, as defined in our 2011 10-K.

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

In March 2012, CEOC amended its Credit Facilities to, among other things, (i) extend the maturity of $2,731.4 million of B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018 and increase the interest rate with respect to such extended term loans (the “Term B-6 Loans”); (ii) convert $82.3 million of original maturity revolver commitments held by consenting lenders to Term B-6 Loans and promptly following such conversion, repay $1,095.6 million of B-1, B-2, B-3 and B-6 term loans; (iii) extend the maturity of $25.0 million original maturity revolver commitments from January 28, 2014 to January 28, 2017 and increase the interest rate and the undrawn commitment fee with respect to such extended revolver commitments and terminate $6.3 million of original maturity revolver commitments; and (iv) modify certain other provisions of the Credit Facilities. In addition to the foregoing, CEOC may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.

As of March 31, 2012, our Credit Facilities provide for senior secured financing of up to $7,304.2 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,186.0 million comprised of $2,111.7 million maturing on January 28, 2015, $977.5 million maturing on October 31, 2016, and $3,096.8 million maturing on January 28, 2018 and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,118.2 million, with $1,093.2 million maturing January 28, 2014 and $25.0 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $3.8 million, with the balance due at maturity. As of March 31, 2012, $104.7 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $1,013.5 million of additional borrowing capacity was available to the Company under its revolving credit facility as of March 31, 2012.

CMBS Financing

In March 2011, we purchased $108.1 million of face value of CMBS Loans for $73.5 million, recognizing a gain of $33.2 million, net of deferred financing costs. In April 2011, we purchased $50.0 million of face value of CMBS Loans for $35.0 million, recognizing a gain of $14.3 million, net of deferred financing costs.

In January 2012, we purchased $2.0 million of face value of CMBS Loans for $1.0 million, recognizing a gain of $1.0 million, net of deferred financing costs. In March 2012, we purchased $116.7 million of face value of CMBS Loans for $70.8 million, recognizing a gain of $44.8 million, net of deferred financing costs.

Other Financing Transactions

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

In February 2012, Caesars Operating Escrow LLC and Caesars Escrow Corporation, wholly owned subsidiaries of CEOC, completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020, the proceeds of which were placed into escrow. On March 1, 2012, the escrow conditions were satisfied and CEOC assumed the notes. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of its Credit Facilities in connection with the March 2012 amendment discussed above.

Restrictive Covenants and Other Matters

Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Specifically, CEOC’s senior secured credit facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months (“LTM”) Adjusted EBITDA-Pro Forma - CEOC Restricted. This ratio excludes up to $2,200.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted cash on hand. As of March 31, 2012, CEOC’s senior secured leverage ratio was 4.11 to 1.0.

In addition, certain covenants contained in CEOC’s senior secured credit facilities and indentures covering its second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA-Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of March 31, 2012, CEOC’s total first priority secured leverage ratio and consolidated leverage ratio were 5.70 to 1.0 and 11.07 to 1.0, respectively. For the twelve months ended March 31, 2012, CEOC’s earnings were insufficient to cover fixed charges by $434.4 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio, and consolidated leverage ratio described in this paragraph are not maintenance covenants.

Note 6—Derivative Instruments

Derivative Instruments–Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2012, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. The major terms of the interest rate swap agreements as of March 31, 2012 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of Mar. 31, 2012	Next Reset Date	Maturity Date
April 25, 2011	$250.0	1.351%	0.242%	April 25, 2012	January 25, 2015
April 25, 2011	250.0	1.347%	0.242%	April 25, 2012	January 25, 2015
April 25, 2011	250.0	1.350%	0.242%	April 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.068%	0.242%	April 25, 2012	January 25, 2015
April 25, 2011	1,000.0	3.150%	0.242%	April 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.750%	0.242%	April 25, 2012	January 25, 2015
April 25, 2011	1,000.0	3.264%	0.242%	April 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.814%	0.242%	April 25, 2012	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the April 25, 2012 reset.

On January 18, 2012, the Company amended the terms of three $1,000.0 million notional value of interest rate swap contracts with a corresponding change in the elected interest rate on $3,000.0 million of term loans under the Credit Facilities. Effective January 25, 2012 through January 25, 2014, the variable rate received on the swaps changed from three-month to one-month LIBOR and the fixed payment rate was reduced by 16.5 basis points. The amended payment rates and maturity dates are shown in the table above.

Derivative Instruments–Interest Rate Cap Agreements

We have an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective in January 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5%. We are amortizing deferred losses from the interest rate cap frozen in accumulated other comprehensive loss (“AOCL”) into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the three months ended March 31, 2012, we recorded $5.2 million as an increase to interest expense, and we will record an additional $19.2 million as an increase to interest expense and AOCL through the termination date, all related to deferred losses on the interest rate cap. At March 31, 2012, $4,650.2 million of the interest rate cap was designated a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to each debt extinguishment. In connection with the extinguishments, we reclassified deferred losses out of AOCL and into interest expense associated with the hedge for which the forecasted future transactions are no longer probable of occurring.

Derivative Instruments–Impact on Financial Statements

The following table represents the fair values of derivative instruments in the consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate caps	Deferred charges and other	$—	Deferred charges and other	$—		$—		$—
Derivatives not designated as hedging instruments
Interest rate swaps		—		—	Deferred credits and other	(370.8)	Deferred credits and other	(336.1)
Interest rate caps	Deferred charges and other	—	Deferred charges and other	—		—		—

Subtotal		—		—		(370.8)		(336.1)

Total derivatives		$—		$—		$(370.8)		$(336.1)

The following table represents the effect of derivative instruments in the consolidated statements of comprehensive loss for the quarters ended March 31, 2012 and 2011 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)		Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended Mar. 31, 2012	Quarter Ended Mar. 31, 2011		Quarter Ended Mar. 31, 2012	Quarter Ended Mar. 31, 2011		Quarter Ended Mar. 31, 2012	Quarter Ended Mar. 31, 2011
Interest rate contracts	$—	$(44.0)	Interest expense	$7.1	$10.1	Interest expense	$—	$(9.8)

(In millions)		Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Net Loss	Quarter Ended Mar. 31, 2012	Quarter Ended Mar. 31, 2011
Interest rate contracts	Interest expense	$34.7	$(3.3)

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended March 31, 2012 and 2011 by approximately $41.8 million and $66.6 million, respectively.

At March 31, 2012, our variable-rate debt, excluding $5,750.0 million of variable-rate debt hedged using interest rate swap agreements, represents 28% of our total debt, while our fixed-rate debt is 72% of our total debt.

Note 7—Stockholders’ Equity, Non-controlling Interests, and Loss Per Share

Common Stock

In January 2012, the Company entered into an agreement with certain of its direct and indirect stockholders, pursuant to which the Company, Hamlet Holdings, and entities controlled by the Sponsors released the contractual transfer restrictions on 24.2 million shares of our common stock (the “Released Shares”) beneficially owned by certain indirect stockholders (the “Participating Co-Investors”). In consideration for such release, the Participating Co-Investors agreed to contribute 1.8 million shares to the Company (the Delivered Shares”). The Company agreed to cause the registration for resale (the “Shelf Registration”) under the Securities Act of the remaining Released Shares not constituting Delivered Shares (the “Registered Shares”) and the listing of the Registered Shares on NASDAQ.

In February 2012, the Company received the Delivered Shares, placed them into its treasury, and offered 1.8 million newly issued shares of its common stock and an underwriters allotment of 271,697 shares, in a public offering, at $9.00 per share. As a result of the public offering, the Company’s common stock trades on the NASDAQ under the symbol “CZR.” In connection with this public offering, the Company effected a 1.742-for-one split of its common stock.

The Shelf Registration was filed in February 2012, and, upon its effectiveness, 50% of the Registered Shares became eligible for resale under the Shelf Registration. The Participating Co-Investors agreed not to offer or sell, dispose of or hedge, directly or indirectly, the remaining 50% of the Registered Shares without the permission of certain of the underwriters for the public offering for a period of 180 days from the pricing of such offering, subject to certain exceptions and automatic extension in certain circumstances.

In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million.

Non-controlling Interests

In March 2012, Rock Gaming, LLC (“Rock”) and Caesars Interactive Entertainment, Inc. (“CIE”), a majority-owned subsidiary of Caesars, entered into a subscription agreement pursuant to which Rock purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase approximately 6,155 additional shares of CIE common stock for an additional $30.4 million on or before July 2, 2012. If Rock purchases the above shares of CIE common stock pursuant to the terms of the subscription agreement, then Rock has the option to purchase approximately 3,140 additional shares of CIE common stock for $19.2 million in cash, which option must be exercised on or before November 15, 2012.

Loss Per Share

Basic loss per share amounts are calculated by dividing net loss attributable to Caesars by the weighted-average number of common shares outstanding for the periods presented. Because the Company generated net losses for the three-month periods ended March 31, 2012 and 2011, the weighted-average basic shares outstanding was used in calculating diluted loss per share as using diluted shares would be anti-dilutive to loss per share.

The following table shows the number of shares which were excluded from the computation of diluted loss per share for the three months ended March 31, 2012 and 2011, as they were anti-dilutive:

	Quarter Ended March 31,
(In millions)	2012	2011
Stock options outstanding	8.1	7.0
Warrants outstanding	0.4	0.1

Total anti-dilutive potential common shares	8.5	7.1

Note 8—Stock-Based Employee Compensation

Our stock-based compensation expense consists primarily of time-based and performance-based options that have been granted to management, other personnel, and key service providers. The Company has recognized compensation expense associated with its stock-based employee compensation programs as follows:

	Quarter Ended March 31,
(In millions)	2012	2011
Amounts included in:
Corporate expense	$10.1	$3.6
Property, general, administrative, and other	1.4	2.3

Total stock-based compensation expense	$11.5	$5.9

In February 2012, the Company declared a 1.742-for-one stock split in connection with its public offering, and the Board of Directors adopted the 2012 Performance Incentive Plan (the “2012 Incentive Plan”).

Directors, employees, officers, and individual consultants or advisors who render services to the Company or its subsidiaries may be selected to receive awards under the 2012 Incentive Plan. Our Board of Directors or a subcommittee thereof has the authority to administer the 2012 Incentive Plan. The 2012 Incentive Plan includes the following limits:

•	no more than 6,867,018 shares may be issued with respect to incentive stock options under the 2012 Incentive Plan;

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

•

in addition, the aggregate amount of compensation to be paid to any one participant in respect of all performance-based awards payable only in cash and not related to shares of common stock and granted to that participant in any one calendar year will not exceed $25.0 million; and

•	awards cancelled during the year will be counted against the limits in the preceding two bullets to the extent required by Section 162 (m) of the Internal Revenue Code.

As a result of adopting the 2012 Incentive Plan, options may no longer be granted under the Company’s Management Equity Incentive Plan adopted February 27, 2008 (the “2008 Incentive Plan”).

The following is a summary of share-based option activity, adjusted for the stock split, including options under the 2008 Incentive Plan and 2012 Incentive Plan and warrants to purchase common stock, for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	8,744,649	$38.15
Granted	44,293	$20.09
Canceled	(90,075)	$38.21

Outstanding at March 31, 2012	8,698,867	$34.96

Vested and expected to vest at March 31, 2012	7,283,588	$38.29

Exercisable at March 31, 2012	4,608,046	$36.99

Note 9—Write-downs, Reserves, and Project Opening Costs, net of Recoveries

Write-downs, reserves, and project opening costs, net of recoveries include various pre-tax charges to record long-lived tangible asset impairments, contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine reserves.

The components of write-downs, reserves, and project opening costs, net of recoveries are as follows:

	Quarter Ended March 31,
(In millions)	2012	2011
Write-downs and reserves, net of recoveries:
Impairments of long-lived tangible assets	$167.5	$—
Divestitures and abandonments	12.7	2.2
Efficiency projects	6.1	11.6
Remediation costs	2.4	3.4
Other	(0.2)	1.1

Total write-downs and reserves, net of recoveries	188.5	18.3
Project opening costs	1.7	0.2

Total write-downs, reserves, and project opening costs, net of recoveries	$190.2	$18.5

Impairments of long-lived tangible assets include a $167.5 million non-cash impairment related to a previously halted development project in Biloxi, Mississippi.

Divestitures and abandonments include losses on divested assets and costs associated with various projects that are determined to no longer be viable.

Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at streamlining corporate and operating functions to achieve cost savings and efficiencies, such as Project Renewal.

Remediation costs relate to projects at certain of our Las Vegas properties.

Note 10—Income Taxes

Total income taxes were allocated as follows:

	Quarter Ended March 31,
(In millions)	2012	2011
Income tax (benefit) on loss before income taxes	$(151.4)	$(78.4)
Accumulated other comprehensive loss	2.9	17.4
Accumulated deficit	—	6.0

We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. During the quarter ended March 31, 2012, our uncertain tax benefits, excluding related interest and penalties, did not change significantly from December 31, 2011.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. The IRS audit of our 2008 federal income tax year concluded during the quarter ended June 30, 2010. The IRS proposed an adjustment to our cancellation of debt income tax position which we appealed. We are currently awaiting the final results of our appeals process. As a result of a possible settlement of the issue under appeal, it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2012 will decrease by a range of $0 to $70 million in the next twelve months. Any settlement will have no impact on the Company’s effective tax rate.

Note 11—Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of March 31, 2012 and December 31, 2011:

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Investments	$112.9	$111.4	$1.5	—
Liabilities:
Derivative instruments	(370.8)	—	(370.8)	—

December 31, 2011
Assets:
Investments	$108.4	$106.9	$1.5	—
Liabilities:
Derivative instruments	(336.1)	—	(336.1)	—

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

The fair value of investments in marketable securities were as follows:

(In millions)	March 31, 2012	December 31, 2011
Corporate bonds	$1.5	$1.5
Equity securities	2.9	2.4
Government bonds	106.5	102.5
Other liquid investments	2.0	2.0

Total investments	$112.9	$108.4

Gross unrealized gains and losses on marketable securities at March 31, 2012 and December 31, 2011 were not material.

Derivative instruments – The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in either deferred charges and other, or deferred credits and other, in our consolidated balance sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 6, “Derivative Instruments,” for more information.

Items Disclosed at Fair Value

Long-term debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of March 31, 2012, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of March 31, 2012, the Company’s outstanding debt had a fair value of $17,664.0 million and a carrying value of $19,891.8 million.

Note 12—Litigation, Commitments, and Contingent Liabilities

Litigation

The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Contractual Commitments and Contingent Liabilities

Material changes to our aggregate indebtedness are described in Note 5, “Debt.” As a result of these changes, at March 31, 2012, our estimated interest payments for the years ended December 31, 2012 through 2016 are $1,319.7 million, $1,766.8 million, $1,768.6 million, $1,388.5 million and $1,218.6 million, respectively, and our estimated interest payments thereafter are $1,773.2 million. There have been no material changes to our other known contractual obligations or material updates for our contingent liabilities to those set forth in our 2011 10-K.

Note 13—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our interest expense, net of capitalized interest, per the consolidated statements of comprehensive loss, to cash paid for interest:

	Quarter Ended March 31,
(In millions)	2012	2011
Interest expense, net of interest capitalized	$562.0	$473.4
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(149.1)	(201.5)
Amortization of deferred finance charges	(38.3)	(14.7)
Net amortization of discounts and premiums	(58.2)	(33.5)
Amortization of accumulated other comprehensive loss	(7.2)	(10.4)
Rollover of PIK interest to principal	(0.5)	(0.6)
Change in fair value of derivative instruments	(34.7)	13.1

Cash paid for interest	$274.0	$225.8

Cash payments/(refunds) of income taxes, net	$3.8	$(6.8)

Significant non-cash transactions during the first quarter 2012 include a contribution of 1.8 million shares by the Participating Co-Investors, as further described in Note 7, “Stockholders’ Equity, Non-controlling Interests, and Loss Per Share,” and a $167.5 million non-cash impairment charge, as fully described in Note 9, “Write-downs, Reserves, and Project Opening Costs, net of Recoveries.”

Note 14—Related Party Transactions

In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to the Sponsors, which are included in corporate expense in our consolidated statements of comprehensive loss, for each of the quarters ended March 31, 2012 and 2011 were $7.5 million. We also reimburse the Sponsors for expenses that they incur related to their management services.

Note 15—Recent Accounting Pronouncements

Effective January 1, 2012, we adopted the updated guidance related to fair value measurement and disclosure requirements. The changes result in common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards and change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. This new guidance did not have any impact on our consolidated financial position, results of operations, or cash flows.

Effective January 1, 2012, we adopted the new guidance for the presentation of comprehensive income. The new guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. As this is a presentation and disclosure requirement, there was no impact on our consolidated financial position, results of operations, or cash flows upon adoption.

Effective January 1, 2012, we adopted the revised guidance for goodwill impairment testing. The new guidance allows an entity to perform a qualitative assessment on goodwill to determine whether it is more likely than not (defined as having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We will determine the impact of this guidance, if any, in conjunction with the annual assessment we perform as of September 30 of each year.

Note 16—Subsequent Events

CMBS Loan Repurchase

In April 2012, we purchased $83.7 million of face value of CMBS Loans for $50.2 million, recognizing a gain of $32.7 million, net of deferred finance charges.

Equity Distribution Agreement

In April 2012, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (collectively, the “Manager”), whereby the Company may issue and sell up to 10.0 million shares of the Company’s common stock from time to time.

CEOC Credit Facilities

Under the March 2012 amendment to the Credit Facilities as described in Note 5, “Debt,” in April and May 2012, CEOC extended the maturity on an additional $27.0 million of B-1, B-2, and B-3 term loans and converted another $38.0 million of original maturity revolver commitments to Term B-6 Loans.

Harrah’s St. Louis

In May 2012, the Company, along with certain of its wholly-owned subsidiaries, entered into an equity interest purchase agreement with Penn National Gaming, Inc. (the “Buyer”) whereby the Company is selling its Harrah’s St. Louis casino to the Buyer. Upon the terms and subject to the conditions set forth in the purchase agreement, the Buyer will purchase from the Company all of the equity interests of Harrah’s St. Louis for a purchase price of $610.0 million, subject to customary closing conditions, including the receipt of regulatory approvals. The transaction is expected to close in the second half of 2012. The Company expects to use the proceeds from the sale for general corporate purposes, including, potentially, the repurchase of certain outstanding debt obligations.

Conrad Punta Del Este

In May 2012, the Company reached an agreement with the government of Uruguay to extend its gaming license in the country. The extension permits the Company to operate the casino at Conrad Punta Del Este Resort and Casino in Punta Del Este, Uruguay through 2036. As part of the agreement, the Company will pay an approximately $17 million license fee.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Note 17—Consolidating Financial Information of Guarantors and Issuers

As of March 31, 2012, CEOC is the issuer of certain debt securities that have been guaranteed by Caesars Entertainment and certain subsidiaries of CEOC. The following consolidating schedules present condensed financial information for Caesars Entertainment, the parent and guarantor; CEOC, the subsidiary issuer; guarantor subsidiaries of CEOC; and non-guarantor subsidiaries of Caesars Entertainment and CEOC as of March 31, 2012, and December 31, 2011, and for the quarters ended March 31, 2012 and 2011.

In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC’s Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors; therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2012

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Cash and cash equivalents	$11.1	$355.9	$307.8	$460.1	$—	$1,134.9
Other current assets	19.2	358.2	683.4	419.6	(512.3)	968.1
Property and equipment, net	—	202.0	9,444.5	7,355.3	—	17,001.8
Goodwill	—	—	1,630.6	1,834.2	—	3,464.8
Intangible assets other than goodwill	—	4.7	3,793.7	815.0	—	4,613.4
Investments in subsidiaries	243.9	13,228.2	752.8	869.7	(15,094.6)	—
Restricted cash	—	—	—	388.6	—	388.6
Intercompany receivables	503.0	1,085.5	586.0	98.6	(2,273.1)	—
Other long-term assets	5.0	330.7	187.1	315.3	—	838.1

	$782.2	$15,565.2	$17,385.9	$12,556.4	$(17,880.0)	$28,409.7

Liabilities and Stockholders’ Equity/(Deficit)
Interest payable	$—	$329.0	$1.6	$21.4	$—	$352.0
Current portion of long-term debt	—	11.9	3.8	84.8	—	100.5
Other current liabilities	19.1	415.7	718.5	695.5	(512.3)	1,336.5
Long-term debt	—	14,570.6	54.4	6,036.0	(869.7)	19,791.3
Deferred credits and other	—	643.2	139.6	120.6	—	903.4
Deferred income taxes	—	582.8	2,510.9	1,983.1	—	5,076.8
Intercompany payables	—	513.1	871.7	888.3	(2,273.1)	—

	19.1	17,066.3	4,300.5	9,829.7	(3,655.1)	27,560.5

Total Caesars stockholders’ equity/(deficit)	763.1	(1,501.1)	13,085.4	2,640.6	(14,224.9)	763.1
Non-controlling interests	—	—	—	86.1	—	86.1

Total equity/(deficit)	763.1	(1,501.1)	13,085.4	2,726.7	(14,224.9)	849.2

	$782.2	$15,565.2	$17,385.9	$12,556.4	$(17,880.0)	$28,409.7

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Cash and cash equivalents	$3.9	$16.6	$382.5	$501.6	$—	$904.6
Other current assets	15.7	322.4	673.7	418.5	(497.7)	932.6
Property and equipment, net	—	205.6	9,695.9	7,364.5	—	17,266.0
Goodwill	—	—	1,630.6	1,834.2	—	3,464.8
Intangible assets other than goodwill	—	4.9	3,816.9	834.1	—	4,655.9
Investments in subsidiaries	535.8	13,568.0	886.7	883.0	(15,873.5)	—
Restricted cash	—	—	—	451.1	—	451.1
Intercompany receivables	469.0	1,102.8	586.0	98.7	(2,256.5)	—
Other long-term assets	5.0	324.9	187.4	323.3	—	840.6

	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$(18,627.7)	$28,515.6

Liabilities and Stockholders’ Equity/(Deficit)
Interest payable	$—	$174.0	$0.8	$16.6	$—	$191.4
Current portion of long-term debt	—	20.2	7.0	13.2	—	40.4
Other current liabilities	22.7	303.5	840.5	702.0	(497.7)	1,371.0
Long-term debt	—	14,446.3	69.8	6,100.7	(857.3)	19,759.5
Deferred credits and other	—	612.5	166.0	123.3	—	901.8
Deferred income taxes	—	647.7	2,558.8	1,991.6	—	5,198.1
Intercompany payables	—	420.2	871.7	964.6	(2,256.5)	—

	22.7	16,624.4	4,514.6	9,912.0	(3,611.5)	27,462.2

Total Caesars stockholders’ equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,750.3	(15,016.2)	1,006.7
Non-controlling interests	—	—	—	46.7	—	46.7

Total equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,797.0	(15,016.2)	1,053.4

	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$(18,627.7)	$28,515.6

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE QUARTER ENDED MARCH 31, 2012

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$26.6	$1,366.6	$932.2	$(53.5)	$2,271.9

Direct operating expenses	—	9.9	726.9	460.7	—	1,197.5
Property, general, administrative, and other	—	9.7	298.4	250.9	(41.2)	517.8
Depreciation and amortization	—	1.7	113.1	73.5	—	188.3
Write-downs, reserves, and project opening costs, net of recoveries	—	3.1	177.0	10.1	—	190.2
Loss/(income) on interests in subsidiaries	280.3	4.5	12.4	—	(297.2)	—
Corporate expense	5.7	37.7	6.5	14.6	(12.3)	52.2
Other operating expenses	—	0.2	23.1	27.1	—	50.4

Total operating expenses	286.0	66.8	1,357.4	836.9	(350.7)	2,196.4

(Loss)/income from operations	(286.0)	(40.2)	9.2	95.3	297.2	75.5
Interest expense, net of interest capitalized	—	(509.0)	(7.7)	(95.2)	49.9	(562.0)
Gains on early extinguishments of debt	—	—	—	45.8	—	45.8
Other income, including interest income	5.2	14.9	5.4	32.6	(49.9)	8.2

(Loss)/income before income taxes	(280.8)	(534.3)	6.9	78.5	297.2	(432.5)
Benefit/(provision) for income taxes	0.2	185.2	(4.4)	(29.6)	—	151.4

Net (loss)/income	(280.6)	(349.1)	2.5	48.9	297.2	(281.1)
Less: net loss attributable to non-controlling interests	—	—	—	0.5	—	0.5

Net (loss)/income attributable to Caesars	(280.6)	(349.1)	2.5	49.4	297.2	(280.6)
Other comprehensive income/(loss):
Total other comprehensive (loss)/income, net of income taxes	—	(12.2)	—	21.5	—	9.3
Less: foreign currency translations adjustments attributable to non-controlling interests	—	—	—	(1.0)	—	(1.0)

Comprehensive (loss)/income attributable to Caesars	$(280.6)	$(361.3)	$2.5	$69.9	$297.2	$(272.3)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE QUARTER ENDED MARCH 31, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$28.8	$1,338.8	$866.3	$(54.9)	$2,179.0

Direct operating expenses	—	12.0	711.2	443.2	—	1,166.4
Property, general, administrative, and other	—	14.3	323.1	225.3	(35.0)	527.7
Depreciation and amortization	—	1.7	113.2	62.1	—	177.0
Write-downs, reserves, and project opening costs, net of recoveries	—	11.9	3.2	3.4	—	18.5
Loss/(income) on interests in subsidiaries	146.7	(106.0)	(10.6)	—	(30.1)	—
Corporate expense	4.7	23.5	3.6	22.4	(19.9)	34.3
Other operating expenses	0.3	0.5	24.9	15.9	—	41.6

Total operating expenses	151.7	(42.1)	1,168.6	772.3	(85.0)	1,965.5

(Loss)/income from operations	(151.7)	70.9	170.2	94.0	30.1	213.5
Interest expense, net of interest capitalized	—	(439.0)	(9.6)	(81.2)	56.4	(473.4)
Gains on early extinguishments of debt	—	—	—	33.2	—	33.2
Other income, including interest income	3.8	11.7	4.8	39.6	(56.4)	3.5

(Loss)/income before income taxes	(147.9)	(356.4)	165.4	85.6	30.1	(223.2)
Benefit/(provision) for income taxes	0.4	163.6	(60.1)	(25.5)	—	78.4

Net (loss)/income	(147.5)	(192.8)	105.3	60.1	30.1	(144.8)
Less: net loss attributable to non-controlling interests	—	—	—	(2.7)	—	(2.7)

Net (loss)/income attributable to Caesars	(147.5)	(192.8)	105.3	57.4	30.1	(147.5)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	—	47.4	—	(31.2)	—	16.2
Less: foreign currency translations adjustments attributable to non-controlling interests	—	—	—	(3.2)	—	(3.2)

Comprehensive (loss)/income attributable to Caesars	$(147.5)	$(145.4)	$105.3	$23.0	$30.1	$(134.5)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2012

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$95.8	$193.8	$(122.3)	$(7.9)	$—	$159.4

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	—	(0.6)	(27.2)	(55.1)	—	(82.9)
Change in restricted cash	—	—	—	70.2	—	70.2
Purchase of additional interests in subsidiaries	(71.8)	—	—	—	71.8	—
Return of investment in subsidiary	—	—	92.5	—	(92.5)	—
Other	—	—	(1.4)	(0.9)	—	(2.3)

Cash flows (used in)/provided by investing activities	(71.8)	(0.6)	63.9	14.2	(20.7)	(15.0)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,313.6	—	330.0	—	1,643.6
Debt issuance costs and fees	—	(23.3)	—	(7.3)	—	(30.6)
Borrowings under lending agreements	—	453.0	—	—	—	453.0
Repayments under lending agreements	—	(608.0)	—	—	—	(608.0)
Cash paid for early extinguishments of debt	—	(1,095.6)	—	(301.7)	—	(1,397.3)
Non-controlling interests’ contribution, net of distributions	—	—	—	28.9	—	28.9
Net intercompany financing activities	(34.0)	110.2	—	(96.9)	20.7	—
Other	17.2	(3.8)	(16.3)	(0.8)	—	(3.7)

Cash flows (used in)/provided by financing activities	(16.8)	146.1	(16.3)	(47.8)	20.7	85.9

Net increase/(decrease) in cash and cash equivalents	7.2	339.3	(74.7)	(41.5)	—	230.3
Cash and cash equivalents, beginning of period	3.9	16.6	382.5	501.6	—	904.6

Cash and cash equivalents, end of period	$11.1	$355.9	$307.8	$460.1	$—	$1,134.9

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$55.2	$149.2	$(52.1)	$25.5	$—	$177.8

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	—	(3.8)	(22.8)	(11.3)	—	(37.9)
Change in restricted cash	—	—	—	(81.0)	—	(81.0)
Purchase of additional interests in subsidiaries	(73.5)	(67.5)	—	—	141.0	—
Other	—	—	(2.6)	(69.9)	—	(72.5)

Cash flows (used in)/provided by investing activities	(73.5)	(71.3)	(25.4)	(162.2)	141.0	(191.4)

Cash flows from financing activities
Borrowings under lending agreements	—	50.0	—	—	—	50.0
Repayments under lending agreements	—	(50.0)	—	—	—	(50.0)
Cash paid for early extinguishments of debt	—	—	(0.7)	(75.0)	—	(75.7)
Net intercompany financing activities	—	—	—	141.0	(141.0)	—
Other	(0.7)	(7.5)	(1.8)	(7.2)	—	(17.2)

Cash flows (used in)/provided by financing activities	(0.7)	(7.5)	(2.5)	58.8	(141.0)	(92.9)

Net (decrease)/increase in cash and cash equivalents	(19.0)	70.4	(80.0)	(77.9)	—	(106.5)
Cash and cash equivalents, beginning of period	136.0	61.0	358.2	431.8	—	987.0

Cash and cash equivalents, end of period	$117.0	$131.4	$278.2	$353.9	$—	$880.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the quarters ended March 31, 2012 and 2011 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the 2011 10-K.

REGIONAL AGGREGATION

The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company’s casino properties (as of March 31, 2012 or otherwise noted below), have been grouped into seven regions as follows to facilitate discussion of the Company’s operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s St. Louis
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s North Kansas City
Flamingo Las Vegas (a)	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Council Bluffs
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Horseshoe Council Bluffs/Bluffs Run
Paris Las Vegas	Harrah’s Chester (g)	Harrah’s Tunica
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel & Casino
Bill’s Gamblin’ Hall & Saloon
Planet Hollywood Resort & Casino

Illinois/Indiana	Other Nevada	Managed and International

Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin (d)
Harrah’s Joliet (c)	Harrah’s Lake Tahoe	Harrah’s Cherokee (d)
Horseshoe Hammond	Harveys Lake Tahoe	Harrah’s Rincon (d)
Harrah’s Metropolis	Harrah’s Laughlin	Conrad Punta del Este (b)
Caesars Windsor (e)
London Clubs International (f)

(a)	Includes O’Shea’s Casino, which is adjacent to this property. O’Shea’s Casino ceased operations on April 30, 2012.
(b)	We have an approximately 95% ownership interest in and manage this property.
(c)	We have an 80% ownership interest in and manage this property.
(d)	Managed.
(e)	We have a 50% interest in Windsor Casino Limited, which operates this property. The province of Ontario owns the complex.
(f)	We own, operate, or manage 10 casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70% ownership interest in and manage one casino in South Africa.
(g)	We have a 99.5% ownership interest in and manage this property.

CONSOLIDATED OPERATING RESULTS

(Dollars in millions)	Quarter Ended March 31,		Percentage Favorable/ (Unfavorable)
	2012	2011
Casino revenues	$1,687.2	$1,663.1	1.4%
Net revenues	2,271.9	2,179.0	4.3%
Income from operations	75.5	213.5	(64.6)%
Net loss attributable to Caesars	(280.6)	(147.5)	(90.2)%
Operating margin *	3.3%	9.8%	(6.5	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Quarter ended March 31, 2012 compared to March 31, 2011

Net revenues for the first quarter of 2012 were $2,271.9 million, up $92.9 million, or 4.3%, from the year-earlier period. The increase in net revenues was due mainly to higher revenues in the Las Vegas and Louisiana/Mississippi regions, and from the Company’s international and online businesses, including revenues related to Playtika, which was acquired during 2011, partially offset by a decline in net revenues in the Atlantic City region.

For the first quarter of 2012, income from operations decreased $138.0 million, or 64.6%, to $75.5 million from $213.5 million in the year-ago first quarter, mainly due to a $172.0 million charge in the first quarter of 2012, of which $167.5 million is a non-cash impairment of a long-lived tangible asset, related to a previously halted development project in Biloxi, Mississippi. This decrease was partially offset by the income impact of higher revenues, a decrease of approximately $17 million in property tax expense related to the negotiation of a favorable Atlantic City property tax settlement in the first quarter 2012, and other cost reductions achieved as part of Project Renewal. Additionally, first quarter 2012 results include the recovery of business interruption insurance proceeds of approximately $7 million reflecting lost profits associated with temporary closures of three properties in Tunica, Mississippi in the first half of 2011, as a result of flooding.

Net loss attributable to Caesars for the first quarter of 2012 was $280.6 million, up $133.1 million, or 90.2%, from the first quarter of 2011. Higher net losses in the first quarter of 2012 reflect the decrease in income from operations and higher interest expense, partially offset by increased gains on early extinguishments of debt. See “Other Factors Affecting Net Income” section that follows herein for further discussion of the Company’s interest expense and early extinguishments of debt.

Performance Metrics

The Company measures its performance in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through its Total Rewards customer-loyalty system (“trips”), and by spend per rated customer trip (“spend per trip”). A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at one of the Company’s properties: (1) hotel stay, (2) gaming activity, or (3) a comp redemption, which means the receipt of a complimentary item given out by the Company’s casinos. In markets where we have multiple properties, customers often engage in trip generating activities at more than one property in a day. In these instances, we consider the market as a whole and do not count multiple trips. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. For the Atlantic City region, the Company refers to customers that stay at a hotel in one of its properties as lodgers and customers that may play at a casino located in one of its properties but do not stay at a hotel at such property as non-lodgers.

The following table reflects the percentage increase/(decrease) in trips and spend per trip for the U.S. regions for the first quarter of 2012 compared with the same period in 2011.

	Trips	Spend per Trip
Consolidated Caesars	1.4%	(1.0)%
Las Vegas region	5.9%	(1.7)%
Atlantic City region:
Lodgers	(3.2)%	(1.3)%
Non-lodgers	1.4%	1.7%
All other regions	0.8%	(2.1)%

On a consolidated basis, trips in the first quarter of 2012 increased 1.4% from 2011 due mainly to increased trips in Las Vegas and Atlantic City’s non-lodger segment, partially offset by trip declines in Atlantic City’s lodger segment. Trip increases are attributable to the Company’s enterprise-wide cross-marketing initiatives.

On a consolidated basis, cash average daily room rates remained flat at $92 in the first quarter of 2012 compared to the first quarter of 2011. Total occupancy percentage also remained flat in the first quarter 2012.

REGIONAL OPERATING RESULTS

Las Vegas Region

(Dollars in millions)	Quarter Ended March 31,		Percentage Favorable/ (Unfavorable)
	2012	2011
Casino revenues	$417.2	$374.9	11.3%
Net revenues	771.6	726.4	6.2%
Income from operations	120.1	112.7	6.6%
Operating margin *	15.6%	15.5%	0.1	pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Despite a decrease in spend per trip, net revenues in the Las Vegas region increased $45.2 million, or 6.2%, in the first quarter of 2012 from 2011, primarily due to continued strength in the international, high-end gaming segment and to the January 2012 opening to the public of the 662-room Octavius Tower at Caesars Palace. Hotel revenues in the region increased 5.2%, cash average daily room rates increased 1.0% to $95 from $94 and total occupancy percentages decreased 0.7 percentage points for the first quarter of 2012 from 2011. Income from operations increased $7.4 million, or 6.6%, for the first quarter of 2012, due to the income impact of increased revenues, partially offset by an increase in depreciation expense mainly associated with the opening of Octavius Tower.

During 2011, we commenced construction on project Linq, a dining, entertainment, and retail development between our Flamingo and Imperial Palace casinos, on the east side of the Las Vegas Strip, which is scheduled to open in phases in mid to late 2013. Through March 31, 2012, $65.9 million had been spent on this project.

Atlantic City Region

(Dollars in millions)	Quarter Ended March 31,		Percentage Favorable/ (Unfavorable)
	2012	2011
Casino revenues	$372.4	$395.5	(5.8)%
Net revenues	432.5	449.3	(3.7)%
Income from operations	18.8	19.4	(3.1)%
Operating margin *	4.3%	4.3%	—

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues in the Atlantic City region were down $16.8 million, or 3.7%, in the first quarter of 2012 from 2011, as a decline in casino revenues more than offset increases in non-gaming revenues. Trips and spend per trip by lodgers decreased while trips and spend per trip increased for non-lodgers. Income from operations was slightly lower in the first quarter of 2012 compared to 2011 mainly due to the income impact of lower revenues and higher write-downs, reserves, and project opening costs, net of recoveries. These decreases to income from operations were mostly offset by a decrease in property tax expense of approximately $17 million related to the negotiation of a favorable property tax settlement in the first quarter of 2012.

Louisiana/Mississippi Region

(Dollars in millions)	Quarter Ended March 31,		Percentage Favorable/ (Unfavorable)
	2012	2011
Casino revenues	$270.3	$262.7	2.9%
Net revenues	303.4	286.1	6.0%
(Loss)/income from operations	(121.0)	33.7	*	*
Operating margin *	(39.9)%	11.8%	(51.7	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.
**	Not meaningful.

Net revenues in the Louisiana/Mississippi region increased $17.3 million, or 6.0%, in the first quarter 2012 from 2011, primarily due to an increase in casino revenues. Trips rose in the first quarter 2012 from 2011 while spend per trip declined slightly. Loss from operations was $121.0 million in the first quarter of 2012 compared to income from operations of $33.7 million in 2011. This change was mainly due to a $172.0 million charge in the first quarter of 2012, of which $167.5 million is a non-cash impairment of a long-lived tangible asset, related to a previously halted development project in Biloxi, Mississippi, partially offset by increased revenues and reduced property operating expenses. Additionally, first quarter 2012 results include the recovery of business interruption insurance proceeds of approximately $7 million reflecting lost profits associated with temporary closures of three properties in Tunica, Mississippi in the first half of 2011, as a result of flooding.

Iowa/Missouri Region

(Dollars in millions)	Quarter Ended March 31,		Percentage Favorable/ (Unfavorable)
	2012	2011
Casino revenues	$172.4	$166.0	3.9%
Net revenues	182.2	177.4	2.7%
Income from operations	46.7	43.9	6.4%
Operating margin *	25.6%	24.7%	0.9	pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues in the Iowa/Missouri region increased $4.8 million, or 2.7%, for the first quarter of 2012 from 2011, due to increases in both trips and spend per trip. Income from operations increased $2.8 million, or 6.4%, for the quarter due mainly to the income impact of higher revenues in the region.

Illinois/Indiana Region

(Dollars in millions)	Quarter Ended March 31,		Percentage Favorable/ (Unfavorable)
	2012	2011
Casino revenues	$260.7	$268.4	(2.9)%
Net revenues	273.1	277.1	(1.4)%
Income from operations	38.2	39.1	(2.3)%
Operating margin *	14.0%	14.1%	(0.1	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues in the Illinois/Indiana region decreased $4.0 million, or 1.4%, in the first quarter of 2012 from 2011, due to the impact of both reduced access to one of the Company’s properties resulting from a bridge closure beginning in the first week of September 2011 that reopened in February 2012, and new competition in the region. Income from operations for the first quarter of 2012 decreased $0.9 million, or 2.3%, from the same period of the prior year due mainly to the impact of lower net revenues.

Other Nevada Region

(Dollars in millions)	Quarter Ended March 31,		Percentage Favorable/ (Unfavorable)
	2012	2011
Casino revenues	$78.8	$81.8	(3.7)%
Net revenues	100.7	105.6	(4.6)%
Income from operations	5.7	7.2	(20.8)%
Operating margin *	5.7%	6.8%	(1.1	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues decreased $4.9 million, or 4.6%, due mainly to a decrease in spend per trip. Income from operations in the first quarter of 2012 were negatively impacted by the decline in revenues when compared to the first quarter of 2011.

Managed, International, and Other

Managed, International, and Other results include the Company’s three Managed, Indian-owned casinos and Thistledown Racetrack, the results of its International properties, and Other. Other is comprised of corporate expenses, including administrative, marketing, and development costs, income from certain non-consolidated affiliates, and the results of Caesars Interactive Entertainment (“CIE”), which consists of the businesses related to the World Series of Poker® (“WSOP”) brand, an online real money business in the U.K. and alliances with online gaming providers in Italy and France, and the results of Playtika Ltd., the Company’s social media and mobile games business, since May 2011 when CIE acquired a controlling interest.

	Quarter Ended March 31,		Percentage Favorable/ (Unfavorable)
(Dollars in millions)	2012	2011
Net revenues
Managed	$11.0	$10.5	4.8%
International	132.7	126.0	5.3%
Other	64.7	20.6	214.1%

Total net revenues	$208.4	$157.1	32.7%

(Loss)/income from operations
Managed	$2.0	$1.0	100.0%
International	16.9	18.4	(8.2)%
Other	(51.9)	(61.9)	16.2%

Total loss from operations	$(33.0)	$(42.5)	22.4%

Net revenues in Managed, International, and Other increased $51.3 million, or 32.7%, in the first quarter of 2012 from 2011, due mainly to increases in spend per trip at the Company’s London Clubs properties and the addition of revenues from the 2011 acquisition of Playtika. Loss from operations decreased $9.5 million, or 22.4%, in the first quarter of 2012 from 2011, due mainly to the results of the Company’s growing online businesses, partially offset by increased corporate expenses. Corporate expense for the first quarter of 2012 increased $17.9 million, or 52.2%, from the same period of 2011, due primarily to the consolidation of certain functions at corporate as a result of Project Renewal, including the implementation of a corporate shared-services organization, and increased stock-based compensation expense.

OTHER FACTORS AFFECTING NET INCOME

Expense/(income)	Quarter Ended March 31,		Percentage Favorable/ (Unfavorable)
(In millions)	2012	2011
Interest expense, net of interest capitalized	$562.0	$473.4	(18.7)%
Gains on early extinguishments of debt	(45.8)	(33.2)	38.0%
Benefit for income taxes	(151.4)	(78.4)	93.1%

Interest Expense, Net of Interest Capitalized

Interest expense, net of interest capitalized, increased by $88.6 million, or 18.7%, for the quarter ended March 31, 2012 from the same period in 2011, due primarily to mark-to-market adjustments on interest rate swaps that are no longer designated for hedge accounting, higher debt balances compared to the year-ago quarter, and the write off of deferred financing costs and debt discounts associated with debt transactions completed in the first quarter of 2012. Interest expense is reported net of interest capitalized of $8.8 million and $0.5 million for the first quarter of 2012 and 2011, respectively. Interest capitalized in the first quarter of 2012 was primarily related to the Linq project in Las Vegas.

Gains on Early Extinguishments of Debt

During the first quarter of 2012, the Company recognized a gain on early extinguishments of debt of $45.8 million, net of deferred financing costs, due to the purchase of $118.7 million face value of CMBS Loans for $71.8 million. During the first quarter of 2011, the Company recognized a gain on early extinguishments of debt of $33.2 million, net of deferred financing costs, due to the purchase of $108.1 million face value of CMBS Loans for $73.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

Caesars Entertainment has undertaken comprehensive cost-reduction efforts to right size expenses with business levels through its implementation of “Project Renewal,” an initiative designed to reinvent certain aspects of the Company’s functional and operating units to gain significant further cost reductions and streamline its operations. As a part of Project Renewal, we designed a shared-services organization that will enable more efficient decision making and sharing of best practices. Caesars anticipates that the Company will have a permanently lower cost structure and will benefit from greater concentration of specified talent and quicker decision making. We estimate that Project Renewal and previous cost-savings programs produced $42.0 million in incremental cost savings for the first quarter of 2012, when compared to the same period of 2011. Additionally, as of March 31, 2012, we estimate that, once fully implemented, these cost-savings programs will produce additional annual cost savings of $188.6 million.

Capital Spending and Development

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

Our capital spending for the quarter ended March 31, 2012 totaled $82.9 million, which includes an increase of $11.4 million of construction payables. Estimated total capital expenditures for 2012, including 2012 expenditures associated with Project Linq, are expected to be between $590.0 million and $640.0 million.

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

Liquidity

Our cash and cash equivalents, excluding restricted cash, totaled $1,134.9 million at March 31, 2012 compared to $904.6 million at December 31, 2011. Restricted cash, including $58.9 million included in prepayments and other current assets, totaled $447.5 million at March 31, 2012. Nearly all of the restricted cash consists of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements.

We are a highly leveraged company and a significant amount of our liquidity needs are for debt service. As of March 31, 2012, we had $19,891.8 million book value of indebtedness outstanding, including capital lease indebtedness, and cash paid for interest for the quarter ended March 31, 2012 was $274.0 million. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, or, if necessary, additional debt or equity offerings. We do not expect that any new financing is required to meet our obligations during the next 12 months.

Our operating cash inflows are used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. From time to time, we retire portions of our outstanding debt through open market purchases, privately negotiated transactions, or otherwise, using available cash on hand or established debt programs.

In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At March 31, 2012, our additional borrowing capacity under the credit facility was $1,013.5 million.

In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million, and, in April 2012, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (collectively, the “Manager”), whereby the Company may issue and sell up to 10.0 million shares of the Company’s common stock from time to time.

Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our cash flows from operations, and the financing sources discussed herein will be sufficient to meet our normal operating requirements during the next 12 months and to fund capital expenditures.

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

Capital Resources

A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars’ other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure $4,912.8 million face value, as of March 31, 2012, of the CMBS loans. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 of this 10-Q.

Please refer to Note 5, “Debt,” in Item 1 of this Form 10-Q for details on our debt outstanding. This detail includes, among other things, a table presenting details on our individual borrowings outstanding as of March 31, 2012 and December 31, 2011, changes in our debt outstanding, and certain changes in the terms of existing debt for the quarter ended March 31, 2012. Note 5 also includes details on restrictive covenants related to certain of our borrowings. Note 6, “Derivative Instruments,” discusses the use of interest rate swap and interest rate cap derivatives to manage the mix of our debt between fixed and variable rate instruments.

Assuming extensions permitted under the CMBS Financing and the PHW Las Vegas senior secured loan, the majority of our debt is due in 2015 and beyond. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, or, if necessary, additional debt offerings.

As described in Note 5 to our consolidated financial statements, certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

We believe we are in compliance with CEOC’s senior secured credit facilities and indentures, including the senior secured leverage ratio, as of March 31, 2012. If our LTM Adjusted EBITDA-Pro Forma - CEOC Restricted were to decline significantly from the level achieved at March 31, 2012, it could cause us to exceed the senior secured leverage ratio and could be an event of default under CEOC’s credit agreement. However, we could implement certain actions in an effort to minimize the possibility of a breach of the senior secured leverage ratio, including reducing payroll and other operating costs, deferring or eliminating certain maintenance, delaying or deferring capital expenditures, or selling assets. In addition, under certain circumstances, our senior secured credit facilities allow us to apply cash contributions received by CEOC as a capital contribution to cure covenant breaches. However, there is no guarantee that such contributions will be able to be secured.

Guarantees of Third-Party Debt and Other Obligations and Commitments

Material changes to our aggregate indebtedness are described in Note 5, “Debt,” of this Form 10-Q. As a result of these changes, at March 31, 2012, our estimated interest payments for the years ended December 31, 2012 through 2016 are $1,319.7 million, $1,766.8 million, $1,768.6 million, $1,388.5 million and $1,218.6 million, respectively, and our estimated interest payments thereafter are $1,773.2 million. As of March 31, 2012, there have been no material changes outside the ordinary course of business to our other known contractual obligations, which are set forth in the table included in our 2011 10-K.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.

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

•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters;

•	access to insurance on reasonable terms for our assets;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness or any other factor; and

•	the effects of competition, including locations of competitors and operating and market competition.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $22,710.2 million face value of debt, including capital lease obligations, at March 31, 2012, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $6,314.6 million of debt remains subject to variable interest rates.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the quarter ended March 31, 2012. Our only material ownership interests in businesses in foreign countries are London Clubs, Caesars Golf Macau, and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 1, 2012. The table below reflects the retrospective application of this guidance for each of the three years in the period ended December 31, 2011. As this is a presentation and disclosure requirement, there was no impact on our consolidated financial position, results of operations, or cash flows.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Year ended December 31,
	2011	2010	2009
Net (loss)/income attributable to Caesars	$(687.6)	$(831.1)	$827.6
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income tax provision/(benefit) of $70.9, $(10.5), and $(3.3), respectively	73.7	(39.0)	10.4
Less: foreign currency translations adjustments attributable to non-controlling interests	(1.3)	4.2	(4.8)

Comprehensive (loss)/income attributable to Caesars	$(615.2)	$(865.9)	$833.2

The following will be added to the condensed consolidating statements of operations included in the consolidated financial information of guarantors and issuers note to our annual financial statements:

CAESARS ENTERTAINMENT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
December 31, 2011
Net (loss)/income attributable to Caesars	$(687.6)	$(820.2)	$425.4	$180.9	$213.9	$(687.6)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	—	112.9	—	(39.2)	—	73.7
Less: foreign currency translations adjustments attributable to non-controlling interests	—	—	—	(1.3)	—	(1.3)

Comprehensive (loss)/income attributable to Caesars	$(687.6)	$(707.3)	$425.4	$140.4	$213.9	$(615.2)

December 31, 2010
Net (loss)/income attributable to Caesars	$(831.1)	$(786.4)	$231.0	$67.7	$487.7	$(831.1)
Other comprehensive income/(loss):
Total other comprehensive (loss)/income, net of income taxes	—	(77.4)	—	38.4	—	(39.0)
Less: foreign currency translations adjustments attributable to non-controlling interests	—	—	—	4.2	—	4.2

Comprehensive (loss)/income attributable to Caesars	$(831.1)	$(863.8)	$231.0	$110.3	$487.7	$(865.9)

December 31, 2009
Net income/(loss) attributable to Caesars	$827.6	$674.7	$(643.5)	$272.4	$(303.6)	$827.6
Other comprehensive income/(loss):
Total other comprehensive (loss)/income, net of income taxes	—	(5.2)	—	15.6	—	10.4
Less: foreign currency translations adjustments attributable to non-controlling interests	—	—	—	(4.8)	—	(4.8)

Comprehensive income/(loss) attributable to Caesars	$827.6	$669.5	$(643.5)	$283.2	$(303.6)	$833.2

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010	—	8-K	—	3.3	11/24/2010

3.2	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended.	—	S-4	—	3.1	10/29/2008

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc.	—	10-K	12/31/2008	3.4	3/17/2009

3.4	Bylaws of Harrah’s Operating Company, Inc., as amended.	—	S-4	—	3.4	10/29/2008

3.5	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012	—	10-K	12/31/2011	3.7	3/15/2012

3.6	Amended Bylaws of Caesars Entertainment Corporation, as amended.	—	10-K	12/31/2011	3.8	3/15/2012

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.4	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	*S-4	—	4.1	4/29/2003

4.5	First Supplemental Indenture, dated as of June 13, 2005, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	10-Q	6/30/2005	4.22	8/9/2005

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013.	—	8-K	—	4.7	8/2/2005

4.7	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013.	—	10-K	12/31/2003	10.6	3/5/2004

4.8	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.8	8/2/2005

4.9	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	**S-3/A	—	4.7	9/19/2005

4.10	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	10-K	12/31/2007	4.25	2/29/2008

4.11	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.1	1/28/2008

4.12	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.1	6/3/2005

4.13	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	S-4	—	4.44	8/25/2005

4.14	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.4	10/3/2005

4.15	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	10/3/2005

4.16	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.1	6/14/2006

4.17	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.2	6/14/2006

4.18	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	10.1	2/4/2008

4.19	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	6/30/2008	4.34	8/11/2008

4.20	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	3/31/2009	4.35	5/14/2009

4.21	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	4.1	3/31/2009

4.22	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	S-4/A	—	4.39	12/24/2008

4.23	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	10-Q	6/30/2009	4.38	8/13/2009

4.24	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent.	—	S-4/A	—	4.40	12/24/2008

4.25	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent.	—	8-K	—	4.1	4/20/2009

4.26	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	10-Q	6/30/2009	4.40	8/13/2009

4.27	Registration Rights Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., Citigroup Global Markets Inc., as lead dealer manager, and Banc of America Securities LLC, as joint dealer manager.	—	8-K	—	10.3	12/30/2008

4.28	Registration Rights Agreement, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as dealer managers.	—	8-K	—	4.2	4/20/2009

4.29	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	6/15/2009

4.30	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.2	6/15/2009

4.31	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	9/17/2009

4.32	Registration Rights Agreement, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and Banc of America Securities LLC, as representative of the initial purchasers.	—	8-K	—	4.3	6/15/2009

4.33	Registration Rights Agreement, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the initial purchasers.	—	8-K	—	4.2	9/17/2009

4.34	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/22/2010

4.35	Registration Rights Agreement, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc, as representatives of the initial purchasers.	—	8-K	—	4.2	4/22/2010

4.36	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

4.37	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

4.38	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee	—	8-K	—	4.1	5/24/2010

4.39	Joinder to Registration Rights Agreement, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers	—	8-K	—	4.2	5/24/2010

4.40	Financial Counseling Plan of Harrah’s Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

4.41	Registration Rights Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers.		8-K		4.2	2/15/2012

4.42	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee.	—	8-K	—	4.1	2/15/2012

4.43	Indenture dated as of February 3, 2012 among Chester Downs and Marina, LLC , a Pennsylvania limited liability company, Chester Downs Finance Corp., and, together with the Company, Subsidiary Guarantors party hereto from time to time, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	—	10-K	12/31/2011	4.43	3/15/2012

4.44	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Entertainment Operating Company, Inc. and U.S. Bank National Association, as trustee.		8-K		4.1	3/2/2012

4.45	Joinder to Registration Rights Agreement, dated as of March 1, 2012, by and among Caesars Entertainment Operating Company, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers.		8-K		4.2	3/2/2012

4.46	Equity Distribution Agreement, dated April 12, 2012, between Caesars Entertainment Corporation, Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC.		8-K		1.1	4/12/2012

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents.	—	8-K/A	—	10.1	2/7/2008

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto.	—	8-K/A	—	10.1	6/11/2009

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008.	—	8-K	—	99.1	9/29/2009

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	10-K	12/31/2008	10.4	3/17/2009

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	9/17/2009

10.12	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.13	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

10.14	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2.	—	10-Q	3/31/2010	10.24	5/10/2010

10.15	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2.	—	8-K	—	99.1	2/25/2010

†10.16	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	10-K	12/31/2008	10.16	3/17/2009

10.17	Summary Plan Description of Executive Term Life Insurance Plan.	—	10-K	12/31/1996	10.25	3/6/1996

†10.18	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009.	—	8-K	—	10.2	12/15/2008

10.19	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.20	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent	—	10-K	12/29/1989	Unknown	3/28/1990

10.21	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.22	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.23	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.24	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

10.25	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.26	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

†10.27	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

†10.28	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

†10.29	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.30	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.31	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.32	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.33	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.34	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.35	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.52	8/11/2008

†10.36	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.54	8/11/2008

†10.37	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.56	8/11/2008

†10.38	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams.	—	10-Q	6/30/2008	10.57	8/11/2008

†10.39	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Thomas M. Jenkin, John W. R. Payne, Peter E. Murphy, and Mary H. Thomas.	—	10-K	12/31/2009	10.61	3/9/2010

10.40	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent.	—	8-K	—	10.1	5/24/2010

10.41	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008.	—	8-K	—	10.2	5/24/2010

10.42	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it.	—	8-K	—	10.1	6/7/2010

10.43	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds.	—	8-K	—	10.1	6/7/2010

10.44	Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah’s Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.1	9/3/2010

10.45	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah’s Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.2	9/3/2010

10.46	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah’s Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	9/3/2010

10.47	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah’s Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.4	9/3/2010

10.48	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah’s Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.5	9/3/2010

10.49	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah’s Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.6	9/3/2010

10.50	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah’s Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.7	9/3/2010

10.51	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah’s Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.8	9/3/2010

10.52	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah’s Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.9	9/3/2010

10.53	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah’s Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.10	9/3/2010

10.54	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah’s Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company.	—	8-K	—	10.11	9/3/2010

10.55	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company.	—	8-K	—	10.12	9/3/2010

10.56	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.13	9/3/2010

10.57	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.14	9/3/2010

10.58	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer.	—	8-K	—	10.15	9/3/2010

10.59	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.16	9/3/2010

10.60	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.17	9/3/2010

10.61	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.18	9/3/2010

10.62	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)	—	8-K	—	10.19	9/3/2010

10.63	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.20	9/3/2010

10.64	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.21	9/3/2010

10.65	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.22	9/3/2010

10.66	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender.	—	8-K	—	10.23	9/3/2010

†10.67	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

10.68	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010	—	8-K	—	10.1	11/24/2010

10.69	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010	—	8-K	—	10.2	11/24/2010

10.70	Registration Rights Agreement, dated as of November 23, 2010, by and between Caesars Entertainment Corporation and Paulson & Co. Inc., on behalf of the several investment funds and accounts managed by it	—	8-K	—	10.3	11/24/2010

10.71	Credit Agreement dated as of April 25, 2011 between the Company, the Borrowers, the lenders (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders.	—	8-K	—	10.1	4/27/2011

10.72	Completion Guarantee dated as of April 25, 2011 by the Company in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders (as defined therein).	—	8-K	—	10.2	4/27/2011

10.73	Disbursement Agreement dated as of April 25, 2011 between the Borrowers, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant.	—	8-K	—	10.3	4/27/2011

10.74	Amendment Agreement dated as of May 16, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K/A	—	10.1	5/23/2011

†10.75	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.76	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	S-1/A	—	10.79	12/28/2011

†10.77	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and Jonathan S. Halkyard.	—	S-1/A	—	10.80	12/28/2011

†10.78	Form of Stock Option Grant Agreement dated November 29, 2011 between Caesars Entertainment Corporation and Gary W. Loveman.	—	S-1/A	—	10.81	12/28/2011

†10.80	Form of Stock Option Grant Agreement dated November 29, 2011 between Caesars Entertainment Corporation and Jonathan S. Halkyard.	—	S-1/A	—	10.82	12/28/2011

†10.80	Form of Stock Option Grant Agreement dated November 29, 2011 between Caesars Entertainment Corporation and each of Thomas M. Jenkin, John W. R. Payne and Mary H. Thomas.	—	S-1/A	—	10.83	12/28/2011

†10.81	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Jonathan S. Halkyard, Thomas M. Jenkin, and John W. R. Payne.	—	8-K	—	10.1	1/9/2012

†10.82	Employment Agreement, made as of January 31, 2011, by and between Caesars Entertainment Operating Company, Inc. and Mary H. Thomas.	—	S-1/A	—	10.84	1/27/2012

†10.83	Stock Option Grant Agreement dated February 27, 2008 between Mary H. Thomas and Harrah’s Entertainment, Inc.	—	S-1/A	—	10.85	1/27/2012

†10.84	Stock Option Grant Agreement dated February 24, 2009 between Mary H. Thomas and Harrah’s Entertainment, Inc.	—	S-1/A	—	10.86	1/27/2012

†10.85	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

10.86	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.87	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

10.88	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

10.89	Escrow Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, U.S. Bank National Association, as escrow agent and securities intermediary and U.S. Bank National Association, as trustee.	—	8-K	—	10.1	2/15/2012

†10.90	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement	—	10-K	12/31/2011	10.91	3/15/2012

10.91	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	3/2/2012

10.92	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/2/2012

10.93	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.3	3/2/2012

10.94	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

10.95	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

†10.96	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	X

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003.	—	10-K	12/31/2002	14	3/9/2003

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.	X	—	—	—	—

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.	X	—	—	—	—

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.	X	—	—	—	—

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.	X	—	—	—	—

99.1	Supplemental Discussion of the Financial Results of Caesars Entertainment Operating Company, Inc.	X	—	—	—	—

99.2	Supplemental Discussion of the Financial Results of Caesars Entertainment’s Commercial Mortgage-Backed Securities Related Properties	X	—	—	—	—

***101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statement of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements.	—	—	—	—	—

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 6 of Form 10-Q.
*	Filed by Park Place Entertainment Corporation
**	Filed by Harrah’s Entertainment, Inc.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 9, 2012	By:	/S/ DIANE E. WILFONG
Senior Vice President, Controller, and Chief Accounting Officer