Form 10-Q
period 2012-06-30
CAESARS ENTERTAINMENT Corp
filed 2012-08-08
CIK 858339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common stock, $0.01 par value	125,312,197

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

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except par value)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$985.1	$894.6
Receivables, less allowance for doubtful accounts of $208.8 and $202.3	492.8	488.3
Deferred income taxes	170.5	170.5
Prepayments and other current assets	259.1	227.6
Inventories	50.4	44.6
Assets held for sale	11.1	11.6

Total current assets	1,969.0	1,837.2
Property and equipment, net	16,676.1	17,069.9
Goodwill	3,360.4	3,360.4
Intangible assets other than goodwill	4,244.0	4,363.2
Investments in and advances to non-consolidated affiliates	92.2	94.2
Restricted cash	346.2	451.1
Deferred charges and other	758.0	746.2
Assets held for sale	592.3	593.4

	$28,038.2	$28,515.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$305.0	$290.1
Interest payable	183.6	191.4
Accrued expenses	1,132.8	1,070.8
Current portion of long-term debt	42.8	40.4
Liabilities held for sale	9.6	10.1

Total current liabilities	1,673.8	1,602.8
Long-term debt	19,900.8	19,759.5
Deferred credits and other	889.8	901.8
Deferred income taxes	4,966.6	5,198.1

	27,431.0	27,462.2

Commitments and contingencies

Stockholders’ equity
Common stock; voting; $0.01 par value; 127.4 and 125.4 shares issued, respectively	1.3	0.7
Treasury stock; 2.1 and 0.3 shares, respectively	(16.3)	—
Additional paid-in capital	6,935.9	6,885.1
Accumulated deficit	(6,305.0)	(5,782.7)
Accumulated other comprehensive loss	(85.7)	(96.4)

Total Caesars stockholders’ equity	530.2	1,006.7
Non-controlling interests	77.0	46.7

Total equity	607.2	1,053.4

	$28,038.2	$28,515.6

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In millions, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Casino	$1,552.6	$1,612.9	$3,178.4	$3,217.0
Food and beverage	385.9	376.7	768.7	748.2
Rooms	316.4	304.9	620.2	594.9
Management fees	12.3	8.9	21.9	18.0
Other	203.6	162.8	399.9	306.3
Less: casino promotional allowances	(305.1)	(304.5)	(615.0)	(606.6)

Net revenues	2,165.7	2,161.7	4,374.1	4,277.8

Operating expenses
Direct
Casino	898.7	898.8	1,824.3	1,807.9
Food and beverage	170.4	165.7	332.9	322.6
Rooms	80.7	74.1	155.8	141.7
Property, general, administrative, and other	522.4	506.3	1,034.7	1,027.5
Depreciation and amortization	180.9	169.5	364.6	341.7
Write-downs, reserves, and project opening costs, net of recoveries	8.0	29.2	30.6	47.7
Intangible and tangible asset impairment charges	134.0	—	301.5	—
Loss on interests in non-consolidated affiliates	3.2	3.4	10.3	3.0
Corporate expense	41.3	44.2	93.5	78.6
Acquisition and integration costs	1.1	(0.4)	1.2	2.3
Amortization of intangible assets	43.2	39.3	86.4	78.6

Total operating expenses	2,083.9	1,930.1	4,235.8	3,851.6

Income from operations	81.8	231.6	138.3	426.2
Interest expense, net of interest capitalized	(496.5)	(524.6)	(1,058.5)	(998.0)
Gains on early extinguishments of debt	33.7	14.7	79.5	47.9
Other income, including interest income	6.5	5.0	14.7	8.5

Loss from continuing operations before income taxes	(374.5)	(273.3)	(826.0)	(515.4)
Benefit for income taxes	118.6	107.7	277.4	193.5

Loss from continuing operations, net of income taxes	(255.9)	(165.6)	(548.6)	(321.9)
Discontinued operations
Income from discontinued operations	22.9	20.5	41.9	39.5
Provision for income taxes	(8.8)	(8.0)	(16.2)	(15.5)

Income from discontinued operations, net of income taxes	14.1	12.5	25.7	24.0

Net loss	(241.8)	(153.1)	(522.9)	(297.9)
Less: net loss/(income) attributable to non-controlling interests	0.1	(2.4)	0.6	(5.0)

Net loss attributable to Caesars	(241.7)	(155.5)	(522.3)	(302.9)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	2.9	(12.6)	12.2	3.6
Less: foreign currency translation adjustments attributable to non-controlling interests	(0.5)	(0.2)	(1.5)	(3.4)

Comprehensive loss attributable to Caesars	$(239.3)	$(168.3)	$(511.6)	$(302.7)

(Loss)/earnings per share - basic and diluted
Loss per share from continuing operations	$(2.04)	$(1.34)	$(4.38)	$(2.61)
Earnings per share from discontinued operations	0.11	0.10	0.21	0.19

Net loss per share	$(1.93)	$(1.24)	$(4.17)	$(2.42)

Weighted-average common shares outstanding - basic and diluted	125.3	125.1	125.2	125.1

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$0.7	$—	$6,906.5	$(5,105.6)	$(168.8)	$1,632.8	$39.8	$1,672.6
Effect of ASU 2010-16 Accruals for Casino Jackpot Liabilities, net of tax	—	—	—	10.7	—	10.7	—	10.7
Net loss	—	—	—	(302.9)	—	(302.9)	5.0	(297.9)
Share-based compensation	—	—	10.2	—	—	10.2	0.1	10.3
Increase of treasury shares	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Distributions to non-controlling interests, net of contributions	—	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2	3.4	3.6

Balance at June 30, 2011	$0.7	$—	$6,915.8	$(5,397.8)	$(168.6)	$1,350.1	$44.4	$1,394.5

Balance at December 31, 2011	$0.7	$—	$6,885.1	$(5,782.7)	$(96.4)	$1,006.7	$46.7	$1,053.4
Net loss	—	—	—	(522.3)	—	(522.3)	(0.6)	(522.9)
Share-based compensation	—	—	17.7	—	—	17.7	—	17.7
Initial public offering	0.6	—	16.6	—	—	17.2	—	17.2
Common stock issuances	*	—	0.2	—	—	0.2	—	0.2
Increase of treasury shares	—	(16.3)	16.3	—	—	—	—	—
Increase in non-controlling interests, net of distributions	—	—	—	—	—	—	29.4	29.4
Other comprehensive income, net of tax	—	—	—	—	10.7	10.7	1.5	12.2

Balance at June 30, 2012	$1.3	$(16.3)	$6,935.9	$(6,305.0)	$(85.7)	$530.2	$77.0	$607.2

*	Amount rounds to zero.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(522.9)	$(297.9)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Income from discontinued operations	(25.7)	(24.0)
Gains on early extinguishments of debt	(79.5)	(47.9)
Depreciation and amortization	457.3	426.4
Amortization of deferred finance costs and debt discount/premium	163.6	115.9
Reclassification from, and amortization of, accumulated other comprehensive loss	14.3	19.9
Non-cash write-downs and reserves, net of recoveries	9.1	0.9
Impairment of intangible and tangible assets	301.5	—
Share-based compensation expense	33.2	10.3
Deferred income taxes	(236.7)	(181.0)
Change in deferred charges and other	(13.9)	24.4
Change in deferred credits and other	(27.6)	(4.8)
Change in current assets and liabilities:
Accounts receivable	(11.4)	(28.6)
Prepayments and other current assets	(39.9)	(10.3)
Accounts payable	(9.0)	45.4
Interest payable	(7.2)	(15.1)
Accrued expenses	55.3	33.1
Other	11.2	15.4

Cash flows provided by operating activities	71.7	82.1

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	(192.2)	(89.7)
Change in restricted cash	100.7	(546.0)
Payments to acquire business, net of transaction costs and cash acquired	15.2	(31.1)
Investments in/advances to non-consolidated affiliates and other	(13.9)	(74.0)
Other	(10.2)	(7.5)

Cash flows used in investing activities	(100.4)	(748.3)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	1,710.1	863.8
Debt issuance costs and fees	(31.9)	(17.5)
Borrowings under lending agreements	453.0	135.0
Repayments under lending agreements	(608.0)	(135.0)
Cash paid for early extinguishments of debt	(1,450.6)	(125.9)
Scheduled debt retirements	(9.0)	(23.5)
Purchase of additional interests in subsidiary	(9.6)	—
Proceeds from sale of additional interest in a subsidiary	32.2	—
Issuance of common stock, net of fees	17.4	—
Other	(11.1)	(8.2)

Cash flows provided by financing activities	92.5	688.7

Cash flows from discontinued operations
Cash flows from operating activities	29.0	33.0
Cash flows from investing activities	(2.3)	(2.0)
Cash flows from financing activities	—	—

Net cash provided by discontinued operations	26.7	31.0

Net increase in cash and cash equivalents	90.5	53.5
Cash and cash equivalents, beginning of period	894.6	973.5

Cash and cash equivalents, end of period	$985.1	$1,027.0

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In these footnotes, the words “Company,” “Caesars Entertainment,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, a Delaware corporation, and its subsidiaries, unless otherwise stated or the context requires otherwise.

Note 1—Organization and Basis of Presentation

Organization

As of June 30, 2012, we owned, operated, or managed, through various subsidiaries, 53 casinos in 13 U.S. states and seven countries. The majority of these casinos operate in the United States and England, primarily under the Caesars, Harrah’s, and Horseshoe brand names in the U.S. Our casino entertainment facilities include 34 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the U.S., one managed casino in Canada, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our 34 land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt, and one in South Africa. We view each casino property as an operating segment and aggregate all such casino properties into one reportable segment.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows.

The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2012 fiscal year. The financial information as of December 31, 2011 is derived from our audited consolidated condensed financial statements and footnotes for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K (the “2011 10-K”) which has been recast to reflect the assets and liabilities of Harrah’s St. Louis casino as held for sale as further described in Note 2, “Acquisitions, Investments and Dispositions.” The information included in this Quarterly Report of Form 10-Q (the “10-Q”) should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated condensed financial statements in the 2011 10-K. We have recast certain amounts for prior periods to conform to our 2012 presentation.

Note 2—Acquisitions, Investments and Dispositions

Acquisitions and Investments

Chester Downs

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

Windsor Casino Limited

In June 2012, Windsor Casino Limited (“WCL”) redeemed and canceled all of the WCL shares held by HPP International Corporation (a Hilton affiliate), an unrelated third party, representing 50% of WCL’s equity, for $8.7 million. The redemption of the shares increased Caesars’ ownership interest to 100%. The results of WCL for the periods subsequent to the transaction are consolidated with our results of operations. Prior to June 2012, we had a 50% ownership interest in WCL that was accounted for under the equity method. WCL operates Caesars Windsor located in Windsor, Ontario, and the province of Ontario owns the complex.

Dispositions

Harrah’s St. Louis

In May 2012, the Company, along with certain of its wholly-owned subsidiaries, entered into an equity interest purchase agreement with Penn National Gaming, Inc. (“Penn”) whereby the Company is selling its Harrah’s St. Louis casino to Penn for a purchase price of $610.0 million subject to customary closing conditions, including the receipt of regulatory approvals. The sale is expected to close in the second half of 2012. The Company expects to use the net proceeds from the sale to fund Caesars Entertainment Operating Company, Inc. (“CEOC”) capital expenditures or to repurchase certain outstanding debt obligations of CEOC.

All assets and liabilities included in the purchase agreement have been classified as held for sale in our consolidated condensed balance sheets at June 30, 2012 and December 31, 2011, as follows:

(In millions)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$9.6	$10.0
Other current assets	1.5	1.6

Assets held for sale, current	$11.1	$11.6

Property and equipment, net	$194.9	$196.1
Goodwill	104.4	104.4
Intangible assets other than goodwill	292.7	292.7
Other long-term assets	0.3	0.2

Assets held for sale, non-current	$592.3	$593.4

Liabilities
Accounts payable and accrued expenses	$9.6	$10.1

Liabilities held for sale, current	$9.6	$10.1

Net revenues, income before income taxes and net income of Harrah’s St. Louis, which are presented as discontinued operations in our consolidated condensed statements of comprehensive loss for the quarters and six months ended June 30, 2012 and 2011, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net revenues	$64.9	$67.4	$128.5	$130.3

Pre-tax income from discontinued operations	$22.9	$20.5	$41.9	$39.5

Discontinued operations, net of income taxes	$14.1	$12.5	$25.7	$24.0

Note 3—Property and Equipment, net

Property and equipment, net consisted of the following:

(In millions)	June 30, 2012	December 31, 2011
Land and land improvements	$7,420.5	$7,411.8
Land concessions	504.4	606.7
Buildings, riverboats, and improvements	8,965.4	8,944.5
Furniture, fixtures, and equipment	2,395.7	2,353.2
Construction in progress	348.3	361.1

	19,634.3	19,677.3
Less: accumulated depreciation	(2,958.2)	(2,607.4)

	$16,676.1	$17,069.9

Interest capitalized was $9.2 million and $0.2 million for the quarter ended June 30, 2012 and 2011, respectively, and $18.0 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively. Interest capitalized in 2012 was primarily related to the Linq project in Las Vegas.

In March 2012, we recorded an impairment of $167.5 million on tangible assets related to a previously halted development project in Biloxi, Mississippi that was included in construction in progress. During the second quarter of 2012, we determined that it is more likely than not that we will divest of our investment in a land concession in Macau prior to the end of the remaining 35-year term of the concession. As a result, we performed an impairment assessment on this investment and recorded an impairment charge of $101.0 million.

Depreciation expense, which is included in depreciation and amortization, corporate expense, and income from discontinued operations in our consolidated condensed statements of comprehensive loss, is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Depreciation expense	$184.7	$175.7	$374.4	$355.5

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill and other intangible assets for the six months ended June 30, 2012.

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance at December 31, 2011	$1,163.7	$3,360.4	$3,199.5
Impairment	—	—	(33.0)
Amortization expense	(86.4)	—	—
Other, including foreign currency translation	0.1	—	0.1

Balance at June 30, 2012	$1,077.4	$3,360.4	$3,166.6

We completed an impairment assessment of goodwill and other non-amortizing intangible assets during the second quarter of 2012, and recorded an impairment of $33.0 million related to trademark intangibles as a result of reduced revenues associated with our trademarks. For our assessment, we determined the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell cash-intensive businesses such as casinos. We determine the estimated fair values of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	June 30, 2012				December 31, 2011
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	7.5	$1,456.8	$(555.4)	$901.4	$1,456.7	$(492.4)	$964.3
Contract rights	2.5	144.5	(59.1)	85.4	144.4	(52.3)	92.1
Patented technology	3.9	118.9	(60.5)	58.4	118.9	(45.9)	73.0
Gaming rights	12.0	42.8	(11.5)	31.3	42.8	(10.2)	32.6
Trademarks	0.6	7.8	(6.9)	0.9	7.8	(6.1)	1.7

		$1,770.8	$(693.4)	1,077.4	$1,770.6	$(606.9)	1,163.7

Non-amortizing intangible assets
Trademarks				1,875.8			1,908.7
Gaming rights				1,290.8			1,290.8

				3,166.6			3,199.5

Total intangible assets other than goodwill				$4,244.0			$4,363.2

Note 5—Debt

The following table presents our outstanding debt as of June 30, 2012 and December 31, 2011:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at June 30, 2012	Face Value at June 30, 2012	Book Value at June 30, 2012	Book Value at Dec. 31, 2011
Credit Facilities
Term Loans B1 - B3	2015	3.25% -3.46%	$1,987.0	$1,987.0	$5,000.5
Term Loan B4	2016	9.50%	975.0	957.8	961.2
Term Loan B5	2018	4.50%	1,222.7	1,218.5	1,218.2
Term Loan B6	2018	5.50%	2,035.6	2,018.0	—
Revolving Credit Facility	2014	—	—	—	155.0
Revolving Credit Facility	2017	—	—	—	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095.0	2,057.3	2,054.6
Senior Secured Notes	2020	8.50%	1,250.0	1,250.0	—
CMBS Financing	2015*	3.24%	4,829.1	4,824.6	5,026.0
Second-Priority Senior Secured Notes	2018	12.75%	750.0	742.5	742.1
Second-Priority Senior Secured Notes	2018	10.00%	4,553.1	2,191.3	2,131.2
Second-Priority Senior Secured Notes	2015	10.00%	214.8	168.7	164.2
Chester Downs term loan	2016	—	—	—	221.3
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	—
PHW Las Vegas Senior Secured Loan	2015*	3.10%	515.6	427.8	417.9
Linq/Octavius Senior Secured Loan	2017	9.25%	450.0	446.2	445.9
Subsidiary-guaranteed Debt
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.5%	9.2	9.2	8.6
Unsecured Senior Debt
5.375%	2013	5.375%	125.2	112.5	108.6
7.0%	2013	7.00%	0.6	0.6	0.6
5.625%	2015	5.625%	364.5	296.9	287.7
6.5%	2016	6.50%	248.7	195.5	190.6
5.75%	2017	5.75%	147.9	105.8	107.2
Floating Rate Contingent Convertible Senior Notes	2024	0.57%	0.2	0.2	0.2
Other Unsecured Borrowings
Special improvement district bonds	2037	5.30%	64.3	64.3	65.7
Other	Various	Various	28.9	28.9	0.4
Capitalized Lease Obligations	to 2014	1.10%-9.49%	31.4	31.4	13.6

Total debt			22,707.4	19,943.6	19,799.9
Current portion of long-term debt			(46.2)	(42.8)	(40.4)

Long-term debt			$22,661.2	$19,900.8	$19,759.5

*	Assumes the exercise of extension options to move the maturity from 2013 to 2015, subject to certain conditions.

As of June 30, 2012 and December 31, 2011, book values are presented net of unamortized discounts of $2,763.8 million and $2,858.0 million, respectively.

Our current maturities of debt include required interim principal payments on certain Term Loans, the special improvement district bonds and capitalized lease obligations.

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

During the second quarter of 2012, CEOC extended the maturity on an additional $123.5 million of B-1, B-2, and B-3 term loans and converted another $38.0 million of original maturity revolver commitments to Term B-6 Loans.

As of June 30, 2012, our Credit Facilities provide for senior secured financing of up to $7,300.5 million, consisting of (i) senior secured term loans in an aggregate principal amount of $6,220.3 million comprised of $1,987.0 million maturing on January 28, 2015, $975.0 million maturing on October 31, 2016, and $3,258.3 million maturing on January 28, 2018 and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,080.2 million, with $1,055.2 million maturing January 28, 2014 and $25.0 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $3.8 million, with the balance due at maturity. As of June 30, 2012, $97.9 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $982.3 million of additional borrowing capacity was available to the Company under its revolving credit facility as of June 30, 2012.

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

In February 2012, Caesars Operating Escrow LLC and Caesars Escrow Corporation, wholly owned subsidiaries of CEOC, completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020, the proceeds of which were placed into escrow. On March 1, 2012, the escrow conditions were satisfied and CEOC assumed the notes. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of its senior secured term loans under the Credit Facilities in connection with the March 2012 amendment discussed above.

During the second quarter of 2012, a subsidiary of Caesars Entertainment purchased $5.9 million face value of CEOC debt for $3.2 million, recognizing a gain of $1.0 million.

In June 2012, a subsidiary of Caesars Entertainment issued a non-interest bearing promissory note in the amount of $28.5 million. See Note 7, “Stockholders’ Equity, Non-controlling Interests, and Loss Per Share,” for more information.

Restrictive Covenants and Other Matters

Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Specifically, CEOC’s senior secured credit facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months (“LTM”) Adjusted EBITDA-Pro Forma - CEOC Restricted. This ratio excludes up to $2,200.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted cash on hand. As of June 30, 2012, CEOC’s senior secured leverage ratio was 4.30 to 1.0. Many factors affect CEOC’s continuing ability to comply with the covenant including (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) increases in cost-savings actions, (c) asset sales, (d) issuing additional second lien or unsecured debt, (e) equity financings, (f) delays in investments in new developments, or (g) a combination thereof. In addition, under certain circumstances, our senior secured credit facilities allow us to apply cash contributions received by CEOC as an increase to Adjusted EBITDA if CEOC is unable to meet its Senior Secured Leverage Ratio.

In addition, certain covenants contained in CEOC’s senior secured credit facilities and indentures covering its second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA-Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of June 30, 2012, CEOC’s total first priority secured leverage ratio and consolidated leverage ratio were 6.05 to 1.0 and 12.02 to 1.0, respectively. For the twelve months ended June 30, 2012, CEOC’s earnings were insufficient to cover fixed charges by $614.8 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio, and consolidated leverage ratio described in this paragraph are not maintenance covenants.

Note 6—Derivative Instruments

Derivative Instruments–Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2012, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

The major terms of the interest rate swap agreements as of June 30, 2012 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of June 30, 2012	Next Reset Date	Maturity Date
	(In millions)
April 25, 2011	$250.0	1.351%	0.245%	July 25, 2012	January 25, 2015
April 25, 2011	250.0	1.347%	0.245%	July 25, 2012	January 25, 2015
April 25, 2011	250.0	1.350%	0.245%	July 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.068%	0.245%	July 25, 2012	January 25, 2015
April 25, 2011	1,000.0	3.150%	0.245%	July 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.750%	0.245%	July 25, 2012	January 25, 2015
April 25, 2011	1,000.0	3.264%	0.245%	July 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.814%	0.245%	July 25, 2012	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the July 25, 2012 reset.

On January 18, 2012, the Company amended the terms of three $1,000.0 million notional value of interest rate swap contracts with a corresponding change in the elected interest rate on $3,000.0 million of term loans under the Credit Facilities. Effective January 25, 2012 through January 25, 2014, the variable rate received on the swaps changed from three-month to one-month LIBOR and the fixed payment rate was reduced by 16.5 basis points. The table above reflects the amended payment rates.

Derivative Instruments–Interest Rate Cap Agreements

We have an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective in January 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5%. We are amortizing deferred losses from the interest rate cap frozen in accumulated other comprehensive loss (“AOCL”) into income over the original remaining term of the hedged forecasted transactions that are still probable of occurring. For the quarter and six months ended June 30, 2012, we recorded $5.2 million and $10.4 million, respectively, as an increase to interest expense, and we will record an additional $13.9 million as an increase to interest expense and AOCL through the termination date, all related to deferred losses on the interest rate cap. At June 30, 2012, $4,650.2 million of the interest rate cap was designated a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to each debt extinguishment. In connection with the extinguishments, we reclassified deferred losses out of AOCL and into interest expense associated with the hedge for which the forecasted future transactions are no longer probable of occurring.

Derivative Instruments–Other

During the second quarter of 2012, the Company entered into a $33.2 million written put option (the “Option”) for certain preferred equity interests. The potential future aggregate cash payments of $33.2 million related to the Option may occur from time to time. Based on the structure of this security as a written put option, the obligation for these potential cash payments is not reflected in our consolidated condensed balance sheets. Additionally, the Option is recorded in our consolidated condensed balance sheets at its fair value, which was $0 as of June 30, 2012.

Derivative Instruments–Impact on Consolidated Condensed Financial Statements

The following table represents the fair values of derivative instruments in the consolidated condensed balance sheets as of June 30, 2012 and December 31, 2011:

	Asset Derivatives						Liability Derivatives
	June 30, 2012			December 31, 2011			June 30, 2012		December 31, 2011
(In millions)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate caps	Deferred charges and other	$	*	Deferred charges and other	$	*
Derivatives not designated as hedging instruments
Interest rate swaps							Deferred credits and other	$(353.2)	Deferred credits and other	$(336.1)
Interest rate caps	Deferred charges and other		*	Deferred charges and other		*

Total derivatives		$	*		$	*		$(353.2)		$(336.1)

*	Amount rounds to zero

The following table represents the effect of derivative instruments in the consolidated condensed statements of comprehensive loss for the quarters ended June 30, 2012 and 2011 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)		Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011		Quarter Ended June 30, 2012	Quarter Ended June 30, 2011		Quarter Ended June 30, 2012	Quarter Ended June 30, 2011
Interest rate contracts	$—	$45.8	Interest expense	$7.2	$9.2	Interest expense	$—	$14.2

(In millions)		Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Net Loss	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011
Interest rate contracts	Interest expense	$(17.6)	$8.9

The following table represents the effect of derivative instruments in the consolidated condensed statements of comprehensive loss for the six months ended June 30, 2012 and 2011 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)		Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest rate contracts	$—	$1.8	Interest expense	$14.3	$19.3	Interest expense	$—	$4.4

(In millions)		Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Net Loss	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest rate contracts	Interest expense	$17.1	$5.6

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid quarterly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters and six months ended June 30, 2012 and 2011 by approximately $42.2 million and $84.0 million, and $50.8 million and $117.3 million, respectively.

At June 30, 2012, our variable-rate debt, excluding $5,750.0 million of variable-rate debt hedged using interest rate swap agreements, represents 28% of our total debt, while our fixed-rate debt is 72% of our total debt.

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

In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million. In April 2012, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, whereby the Company may issue and sell up to 10.0 million shares of the Company’s common stock from time to time. As of June 30, 2012, the Company has sold 15,000 shares with an aggregate offering price of approximately $216,000.

Non-controlling Interests

In March 2012, Rock Ohio Ventures, LLC (formerly known as Rock Gaming, LLC) (“Rock”) and Caesars Interactive Entertainment, Inc. (“CIE”), a majority-owned subsidiary of Caesars, entered into an agreement pursuant to which Rock purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. In June 2012, CIE and Rock modified the agreement such that CIE issued to Rock approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock upon the satisfaction of certain specified criteria and is classified as long-term debt in our consolidated condensed balance sheet at June 30, 2012. Pursuant to the terms of the original agreement, Rock has the option to purchase approximately 3,140 additional shares of CIE common stock for $19.2 million in cash, which option must be exercised on or before November 15, 2012.

Loss Per Share

Basic loss per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and income from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the quarter and six months ended June 30, 2012 and 2011, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted earnings per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.

The following table shows the number of shares which were excluded from the computation of diluted loss per share for the quarter and six months ended June 30, 2012 and 2011, as they were anti-dilutive:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Stock options outstanding	8.2	6.9	8.2	7.0
Warrants outstanding	0.4	0.1	0.4	0.1

Total anti-dilutive potential common shares	8.6	7.0	8.6	7.1

Note 8—Stock-Based Compensation

Our stock-based compensation expense consists primarily of time-based and performance-based options of Caesars Entertainment and one of its subsidiaries that have been granted to management, other personnel and key service providers. The Company has recognized compensation expense associated with its stock-based compensation programs as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Amounts included in:
Corporate expense	$4.1	$1.8	$14.2	$5.6
Property, general, administrative, and other	17.6	2.6	19.0	4.7

Total stock-based compensation expense	$21.7	$4.4	$33.2	$10.3

During the quarter ended June 30, 2012, the Company recorded $16.2 million of expense related to stock-based awards of its subsidiaries, of which $15.5 million related to liability-classified awards that are re-measured to fair value at each reporting date, and $0.7 million related to equity-classified awards that are measured at their fair value at the date of grant.

In February 2012, the Company declared a 1.742-for-one stock split in connection with its public offering, and the Board of Directors adopted the 2012 Performance Incentive Plan (the “2012 Incentive Plan”). Directors, employees, officers and consultants or advisors who render services to the Company or its subsidiaries may be selected to receive awards under the 2012 Incentive Plan. Our Board of Directors or a subcommittee thereof has the authority to administer the 2012 Incentive Plan. The 2012 Incentive Plan includes the following limits:

•	no more than 6,867,018 shares may be issued with respect to incentive stock options under the 2012 Incentive Plan;

•

the maximum number of shares of common stock subject to those options and stock appreciation rights that are granted during any calendar year to any individual under the 2012 Incentive Plan is 3,433,509 shares, prior to consideration of the July 2012 amendment as further described in Note 16, “Subsequent Events”;

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

The following is a summary of share-based option activity, adjusted for the stock split, including options under the 2008 Incentive Plan and 2012 Incentive Plan and warrants to purchase common stock, for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	8,744,649	$38.15
Granted	397,951	$15.11
Canceled	(617,678)	$26.25

Outstanding at June 30, 2012	8,524,922	$32.85

Vested and expected to vest at June 30, 2012	7,210,354	$32.04

Exercisable at June 30, 2012	4,531,956	$28.15

Subsequent to June 30, 2012, the Company approved a one-time stock option exchange program. Refer to Note 16, “Subsequent Events.”

Note 9—Write-downs, Reserves, and Project Opening Costs, net of Recoveries

Write-downs, reserves, and project opening costs, net of recoveries include project opening costs and various pre-tax charges to record contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine reserves.

The components of write-downs, reserves, and project opening costs, net of recoveries are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Write-downs and reserves, net of recoveries:
Remediation costs	$3.6	$4.3	$6.0	$7.8
Efficiency projects	1.7	14.0	7.8	25.5
Flood insurance deductibles	0.1	4.4	0.5	4.4
Litigation reserves, awards and settlements	(0.2)	5.3	(0.2)	6.1
Divestitures and abandonments	1.9	(2.6)	14.6	(0.4)
Other	0.8	(0.3)	0.1	—

Total write-downs and reserves, net of recoveries	7.9	25.1	28.8	43.4
Project opening costs	0.1	4.1	1.8	4.3

Total write-downs, reserves, and project opening costs, net of recoveries	$8.0	$29.2	$30.6	$47.7

Remediation costs relate to projects at certain of our Las Vegas properties.

Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at streamlining corporate and operating functions to achieve cost savings and efficiencies, such as Project Renewal.

Flood insurance deductibles represent the deductibles incurred as a result of the temporary closures of certain properties due to flooding.

Litigation reserves, awards and settlements include costs incurred/(reversed) as a result of the Company’s involvement in various litigation matters, including contingent losses.

Divestitures and abandonments include (gains)/losses on divested assets and costs associated with various projects that are determined to no longer be viable.

Note 10—Income Taxes

Total income taxes were allocated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Income tax (benefit) on loss before income taxes	$(118.6)	$(107.7)	$(277.4)	$(193.5)
Income tax expense on discontinued operations	8.8	8.0	16.2	15.5
Accumulated other comprehensive loss/(income)	1.7	(17.2)	4.6	0.2
Accumulated deficit	—	—	—	6.0

We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. The IRS audit of our 2008 federal income tax year concluded during the quarter ended June 30, 2010. The IRS proposed an adjustment to our cancellation of debt income tax position which was appealed. In the quarter ended June 30, 2012, the issue was settled resulting in a reduction of our net operating loss carryforwards of approximately $5.4 million. In connection with the settlement, the total amount of unrecognized tax benefits (“UTB”) decreased by $72.2 million. The decrease in UTB did not impact the Company’s effective tax rate.

Note 11—Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of June 30, 2012 and December 31, 2011:

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Investments	$114.5	$113.0	$1.5	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(353.2)	—	(353.2)	—

December 31, 2011
Assets:
Investments	$108.4	$106.9	$1.5	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(336.1)	—	(336.1)	—

*	Amount rounds to zero

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

The fair value of investments in marketable securities were as follows:

(In millions)	June 30, 2012	December 31, 2011
Corporate bonds	$1.5	$1.5
Equity securities	2.7	2.4
Government bonds	108.3	102.5
Other liquid investments	2.0	2.0

Total investments	$114.5	$108.4

Gross unrealized gains and losses on marketable securities at June 30, 2012 and December 31, 2011 were not material.

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

Items Measured at Fair Value on a Non-recurring Basis

The following table shows the fair value of our assets that are required to be measured at fair value as of June 30, 2012 and the total impairment recorded on these assets during the three months ended June 30, 2012:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Impairment
June 30, 2012
Assets:
Intangible and Tangible Assets	$593.9	$—	$—	$593.9	$(134.0)

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:

Intangible and Tangible Assets – Market and income approaches were used to value the intangible and tangible assets in accordance with the provisions of FASB Codification Subtopic 350, Intangibles — Goodwill and Other, and Subtopic 360, Property, Plant, and Equipment. Inputs included an expected range of market values, probabilities made by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate.

Items Disclosed at Fair Value

Long-term debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of June 30, 2012, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of June 30, 2012, the Company’s outstanding debt had a fair value of $18,946.9 million and a carrying value of $19,943.6 million.

Note 12—Litigation, Commitments, and Contingent Liabilities

Litigation

The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Contractual Commitments and Contingent Liabilities

Contractual commitments

Material changes to our aggregate indebtedness are described in Note 5, “Debt.” At June 30, 2012, our estimated interest payments for the years ended December 31, 2012 through 2016 are $882.0 million, $1,771.3 million, $1,773.1 million, $1,396.7 million, and $1,227.2 million, respectively, and our estimated interest payments thereafter are $1,782.6 million.

There have been no material changes of our other known contractual obligations to those set forth in our 2011 10-K.

Contingent Liability - Nevada Sales and Use Tax

The Supreme Court of Nevada decided in early 2008 that food purchased for subsequent use in the provision of complimentary and/or employee meals is exempt from use tax. Previously, such purchases were subject to use tax and the Company has claimed, but not recognized into earnings, a use tax refund totaling $32.2 million, plus interest, as a result of the 2008 decision. In early 2009, the Nevada Department of Taxation (“Department”) audited our refund claim, but has taken the position that those same purchases are now subject to sales tax; therefore, they subsequently issued a sales tax assessment totaling $27.4 million plus interest after application of our refund on use tax.

On October 21, 2010, the administrative law judge (“ALJ”) issued a decision and ruled in our favor on a number of key issues. Although both the Company and the Nevada Department of Taxation filed an appeal of the decision with the Nevada

Tax Commission (“Commission”), the case was returned to the ALJ for further factual development. The ALJ’s issued a second decision on March 8, 2012, reversing her previous, partially favorable ruling relating to the taxability of complimentary employee meals and affirmed the taxability of complimentary meals but limited the retroactive application of the sales tax to the Company’s use tax refund claims. The ALJ decision was affirmed in the Commission hearing on June 25, 2012. We are awaiting the Commission’s written decision; however, we intend to petition for judicial review in District Court.

Subsequent to the written Commission decision issued in February for another gaming company, the Department has issued draft regulations requiring the collection of sales tax on the retail value of complimentary meals and the cost of employee meals. Although the Commission approved the regulation on June 25, 2012, there are several additional approvals required, including by the Legislative Commission, before the regulation is finalized. On June 6, 2012, the Department issued additional guidance regarding the payment of sales tax on complimentary and employee meals, maintaining that meals are taxable as of February 15, 2012 but that the payment of the tax is due, without penalty or interest, at the earlier of (a) one month after approval of the regulation by the Legislative Commission, (b) one month after a Nevada Supreme Court decision, (c) the effective date of any legislation or (d) June 30, 2013. The Department provided this additional guidance regarding the deferral of payment requirements because “the Legislative Commission has not had the opportunity to approve the regulation and because there are several ongoing appeals that have not been heard by the Tax Commission and the Nevada Supreme Court”.

Due to uncertainty regarding the ultimate outcome of our pending litigation and/or the final approval and form of the pending regulation, we continue to record certain reserves against loss on this matter.

There have been no material updates for our other contingent liabilities to those set forth in our 2011 10-K.

Note 13—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our interest expense, net of capitalized interest, per the consolidated condensed statements of comprehensive loss, to cash paid for interest:

	Six Months Ended June 30,
(In millions)	2012	2011
Interest expense, net of interest capitalized	$1,058.4	$998.0
Adjustments to reconcile to cash paid for interest:
Net change in accruals	22.8	8.4
Amortization of deferred finance charges	(52.5)	(37.8)
Net amortization of discounts and premiums	(111.1)	(78.1)
Amortization of accumulated other comprehensive loss	(14.3)	(19.9)
Rollover of PIK interest to principal	(0.5)	(0.6)
Change in fair value of derivative instruments	(17.1)	(10.0)

Cash paid for interest	$885.7	$860.0

Cash payments/(refunds) of income taxes, net	$9.4	$(4.7)

Significant non-cash transactions during the six months ended June 30, 2012 include a contribution of 1.8 million shares by the Participating Co-Investors, as further described in Note 7, “Stockholders’ Equity, Non-controlling Interests, and Loss Per Share,” a $33.0 million non-cash impairment on trademark intangibles, as further described in Note 4, “Goodwill and Other Intangible Assets,” and non-cash impairment charges on tangible assets of $268.5 million, as further described in Note 3, “Property and Equipment, net.”

Note 14—Related Party Transactions

In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to the Sponsors, which are included in corporate expense in our consolidated condensed statements of comprehensive loss, were $7.5 million in each of the quarters ended June 30, 2012 and 2011 and $15.0 million for each of the six-month periods ended June 30, 2012 and 2011. We also reimburse the Sponsors for expenses that they incur related to their management services.

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

Effective January 1, 2012, we adopted the revised guidance for goodwill impairment testing. The new guidance allows an entity to perform a qualitative assessment on goodwill to determine whether it is more likely than not (defined as having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In July 2012, the guidance was amended to include assessments for indefinite-lived intangible assets. The Company adopted the amended guidance in the second quarter of 2012 as permitted under the amendment.

Note 16—Subsequent Events

Option Exchange

On July 23, 2012, certain committees of our Board of Directors and the holders of a majority of the issued and outstanding shares of our voting common stock approved a one-time stock option exchange program to permit the Company to cancel certain options to purchase stock of Caesars Entertainment held by some of our employees, service providers and directors (the “Eligible Options”), in exchange for new, or replacement, options (the “Option Exchange”). They also approved an amendment to the Caesars Entertainment Corporation 2012 Performance Incentive Plan (the “2012 Plan”) to increase the maximum number of shares of the Company’s common stock with respect to which stock options and stock appreciation rights may be granted during any calendar year to any individual under the 2012 Plan from 3,433,509 shares to 6,500,000 shares.

As a result of the Option Exchange, assuming all eligible options are exchanged, we will incur approximately $16 million in additional compensation expense attributable to the incremental fair value of the replacement options granted to eligible participants in exchange for surrendered Eligible Options, measured as of the date such awards are granted, of which approximately $3 million will be recorded in the third quarter of 2012, upon consummation of the exchange. The unamortized compensation expense from the surrendered Eligible Options and any incremental compensation expense associated with the replacement options under the Option Exchange will be recognized over the expected life of the new awards. Including the impact of the incremental expense, assuming all eligible options are exchanged, we will recognize a total non-cash charge of approximately $63 million over the vesting period of the replacement options of Caesars Entertainment.

Baltimore, Maryland VLT License

On July 31, 2012, the State of Maryland Video Lottery Facility Location Commission granted a license to operate a video lottery terminal (VLT) facility in downtown Baltimore to CBAC Gaming, LLC (“CBAC Gaming”), the investment group led by Caesars and Rock.

CBAC Gaming plans to invest more than $300 million to develop Harrah’s Baltimore. In addition to 3,750 VLTs, the property will offer multiple food and beverage amenities, including a fine dining steakhouse and signature casual dining restaurants. The process of obtaining necessary permits and arranging logistics will commence immediately. Construction is expected to begin in the second quarter of 2013, with an opening targeted in the second quarter of 2014.

Note 17—Consolidating Financial Information of Guarantors and Issuers

CEOC is the issuer of certain debt securities that have been guaranteed by Caesars Entertainment and certain subsidiaries of CEOC. The following consolidating schedules present condensed financial information for Caesars Entertainment, the parent and guarantor; CEOC, the subsidiary issuer; guarantor subsidiaries of CEOC; and non-guarantor subsidiaries of Caesars Entertainment and CEOC as of June 30, 2012, and December 31, 2011, and for the quarters and six months ended June 30, 2012 and 2011.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2012

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Cash and cash equivalents	$8.0	$106.8	$302.2	$568.1	$—	$985.1
Assets held for sale	—	—	11.1	—	—	11.1
Other current assets	21.7	336.5	725.3	467.2	(577.9)	972.8
Property and equipment, net	—	195.5	9,156.4	7,324.2	—	16,676.1
Goodwill	—	—	1,526.2	1,834.2	—	3,360.4
Intangible assets other than goodwill	—	4.6	3,441.7	797.7	—	4,244.0
Investments in subsidiaries	—	12,992.5	777.7	886.2	(14,656.4)	—
Restricted cash	—	—	—	346.2	—	346.2
Intercompany receivables	529.3	1,079.9	585.9	98.6	(2,293.7)	—
Assets held for sale	—	—	592.3	—	—	592.3
Other long-term assets	0.8	309.1	187.2	348.1	5.0	850.2

	$559.8	$15,024.9	$17,306.0	$12,670.5	$(17,523.0)	$28,038.2

Liabilities and Stockholders’ Equity/(Deficit)
Interest payable	$—	$154.7	$0.6	$28.3	$—	$183.6
Current portion of long-term debt	—	11.8	19.4	11.6	—	42.8
Liabilities held for sale	—	—	9.6	—	—	9.6
Other current liabilities	29.6	352.0	774.3	859.8	(577.9)	1,437.8
Long-term debt	—	14,664.6	52.8	6,069.6	(886.2)	19,900.8
Deferred credits and other	—	616.2	140.7	132.9	—	889.8
Deferred income taxes	—	462.0	2,542.9	1,961.7	—	4,966.6
Intercompany payables	—	573.6	871.7	848.4	(2,293.7)	—

	29.6	16,834.9	4,412.0	9,912.3	(3,757.8)	27,431.0

Total Caesars stockholders’ equity/(deficit)	530.2	(1,810.0)	12,894.0	2,681.2	(13,765.2)	530.2
Non-controlling interests	—	—	—	77.0	—	77.0

Total equity/(deficit)	530.2	(1,810.0)	12,894.0	2,758.2	(13,765.2)	607.2

	$559.8	$15,024.9	$17,306.0	$12,670.5	$(17,523.0)	$28,038.2

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Assets
Cash and cash equivalents	$3.9	$16.6	$372.5	$501.6	$—	$894.6
Assets held for sale	—	—	11.6	—	—	11.6
Other current assets	15.7	322.4	672.1	418.5	(497.7)	931.0
Property and equipment, net	—	205.6	9,499.8	7,364.5	—	17,069.9
Goodwill	—	—	1,526.2	1,834.2	—	3,360.4
Intangible assets other than goodwill	—	4.9	3,524.2	834.1	—	4,363.2
Investments in subsidiaries	535.8	13,568.0	886.8	882.9	(15,873.5)	—
Restricted cash	—	—	—	451.1	—	451.1
Intercompany receivables	469.0	1,102.8	586.0	98.7	(2,256.5)	—
Assets held for sale	—	—	593.4	—	—	593.4
Other long-term assets	5.0	324.9	187.1	323.4	—	840.4

	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$(18,627.7)	$28,515.6

Liabilities and Stockholders’ Equity/(Deficit)
Interest payable	$—	$174.0	$0.8	$16.6	$—	$191.4
Current portion of long-term debt	—	20.2	7.0	13.2	—	40.4
Liabilities held for sale	—	—	10.1	—	—	10.1
Other current liabilities	22.7	303.5	830.4	702.0	(497.7)	1,360.9
Long-term debt	—	14,446.3	69.8	6,100.7	(857.3)	19,759.5
Deferred credits and other	—	612.5	166.0	123.3	—	901.8
Deferred income taxes	—	647.7	2,558.8	1,991.6	—	5,198.1
Intercompany payables	—	420.2	871.7	964.6	(2,256.5)	—

	22.7	16,624.4	4,514.6	9,912.0	(3,611.5)	27,462.2

Total Caesars stockholders’ equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,750.3	(15,016.2)	1,006.7
Non-controlling interests	—	—	—	46.7	—	46.7

Total equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,797.0	(15,016.2)	1,053.4

	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$(18,627.7)	$28,515.6

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE QUARTER ENDED JUNE 30, 2012

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$27.0	$1,254.7	$928.9	$(44.9)	$2,165.7

Direct operating expenses	—	11.7	679.7	458.4	—	1,149.8
Property, general, administrative, and other	—	3.3	281.1	278.1	(40.1)	522.4
Depreciation and amortization	—	1.7	110.0	69.2	—	180.9
Intangible and tangible asset impairment charges	—	—	33.0	101.0	—	134.0
Loss/(income) on interests in subsidiaries	240.0	(9.5)	(7.6)	—	(222.9)	—
Corporate expense	6.5	25.8	7.2	6.6	(4.8)	41.3
Other operating expenses	—	2.5	33.4	19.6	—	55.5

Total operating expenses	246.5	35.5	1,136.8	932.9	(267.8)	2,083.9

(Loss)/income from operations	(246.5)	(8.5)	117.9	(4.0)	222.9	81.8
Interest expense, net of interest capitalized	—	(461.8)	(6.8)	(76.7)	48.8	(496.5)
Gains on early extinguishments of debt	—	—	—	33.7	—	33.7
Other income, including interest income	3.9	14.3	5.2	31.9	(48.8)	6.5

(Loss)/income from continuing operations before income taxes	(242.6)	(456.0)	116.3	(15.1)	222.9	(374.5)
Benefit/(provision) for income taxes	0.9	168.9	(38.3)	(17.7)	4.8	118.6

Net (loss)/income from continuing operations, net of taxes	(241.7)	(287.1)	78.0	(32.8)	227.7	(255.9)
Discontinued operations
Income from discontinued operations	—	—	22.9	—	—	22.9
Provision for income taxes	—	—	(4.0)	—	(4.8)	(8.8)

Income from discontinued operations, net of income taxes	—	—	18.9	—	(4.8)	14.1

Net loss	(241.7)	(287.1)	96.9	(32.8)	222.9	(241.8)
Less: net loss attributable to non-controlling interests	—	—	—	0.1	—	0.1

Net (loss)/income attributable to Caesars	(241.7)	(287.1)	96.9	(32.7)	222.9	(241.7)
Other comprehensive income/(loss):
Total other comprehensive (loss)/income, net of income taxes	—	(13.6)	—	16.5	—	2.9
Less: foreign currency translation adjustments attributable to non-controlling interests	—	—	—	(0.5)	—	(0.5)

Comprehensive (loss)/income attributable to Caesars	$(241.7)	$(300.7)	$96.9	$(16.7)	$222.9	$(239.3)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE QUARTER ENDED JUNE 30, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$34.6	$1,292.3	$889.5	$(54.7)	$2,161.7

Direct operating expenses	—	12.9	679.9	445.8	—	1,138.6
Property, general, administrative, and other	—	13.2	295.4	231.9	(34.2)	506.3
Depreciation and amortization	—	1.7	105.6	62.2	—	169.5
Loss/(income) on interests in subsidiaries	153.8	(122.6)	(15.6)	—	(15.6)	—
Corporate expense	5.5	31.7	4.6	22.9	(20.5)	44.2
Other operating expenses	—	16.4	32.7	22.4	—	71.5

Total operating expenses	159.3	(46.7)	1,102.6	785.2	(70.3)	1,930.1

(Loss)/income from operations	(159.3)	81.3	189.7	104.3	15.6	231.6
Interest expense, net of interest capitalized	—	(476.5)	(8.5)	(85.7)	46.1	(524.6)
Gains on early extinguishments of debt	—	—	—	14.7	—	14.7
Other income, including interest income	2.9	12.0	4.7	31.5	(46.1)	5.0

(Loss)/income from continuing operations before income taxes	(156.4)	(383.2)	185.9	64.8	15.6	(273.3)
Benefit/(provision) for income taxes	0.9	184.3	(68.3)	(13.6)	4.4	107.7

Net (loss)/income from continuing operations, net of taxes	(155.5)	(198.9)	117.6	51.2	20.0	(165.6)
Discontinued operations
Income from discontinued operations	—	—	20.5	—	—	20.5
Provision for income taxes	—	—	(3.6)	—	(4.4)	(8.0)

Income from discontinued operations, net of income taxes	—	—	16.9	—	(4.4)	12.5

Net loss	(155.5)	(198.9)	134.5	51.2	15.6	(153.1)
Less: net income attributable to non-controlling interests	—	—	—	(2.4)	—	(2.4)

Net (loss)/income attributable to Caesars	(155.5)	(198.9)	134.5	48.8	15.6	(155.5)
Other comprehensive income/(loss):
Total other comprehensive (loss)/income, net of income taxes	—	(23.4)	—	10.8	—	(12.6)
Less: foreign currency translation adjustments attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)

Comprehensive (loss)/income attributable to Caesars	$(155.5)	$(222.3)	$134.5	$59.4	$15.6	$(168.3)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$53.6	$2,557.8	$1,861.1	$(98.4)	$4,374.1

Direct operating expenses	—	21.6	1,372.3	919.1	—	2,313.0
Property, general, administrative, and other	—	13.0	573.9	529.1	(81.3)	1,034.7
Depreciation and amortization	—	3.4	218.4	142.8	—	364.6
Intangible and tangible asset impairment charges	—	—	200.5	101.0	—	301.5
Loss/(income) on interests in subsidiaries	520.3	(5.0)	4.9	—	(520.2)	—
Corporate expense	12.1	63.5	13.9	21.1	(17.1)	93.5
Other operating expenses	—	5.6	66.1	56.8	—	128.5

Total operating expenses	532.4	102.1	2,450.0	1,769.9	(618.6)	4,235.8

(Loss)/income from operations	(532.4)	(48.5)	107.8	91.2	520.2	138.3
Interest expense, net of interest capitalized	—	(970.9)	(14.5)	(171.9)	98.8	(1,058.5)
Gains on early extinguishments of debt	—	—	—	79.5	—	79.5
Other income, including interest income	9.0	29.2	10.8	64.5	(98.8)	14.7

(Loss)/income from continuing operations before income taxes	(523.4)	(990.2)	104.1	63.3	520.2	(826.0)
Benefit/(provision) for income taxes	1.1	354.1	(39.4)	(47.2)	8.8	277.4

Net (loss)/income from continuing operations, net of taxes	(522.3)	(636.1)	64.7	16.1	529.0	(548.6)
Discontinued operations
Income from discontinued operations	—	—	41.9	—	—	41.9
Provision for income taxes	—	—	(7.4)	—	(8.8)	(16.2)

Income from discontinued operations, net of income taxes	—	—	34.5	—	(8.8)	25.7

Net loss	(522.3)	(636.1)	99.2	16.1	520.2	(522.9)
Less: net loss attributable to non-controlling interests	—	—	—	0.6	—	0.6

Net (loss)/income attributable to Caesars	(522.3)	(636.1)	99.2	16.7	520.2	(522.3)
Other comprehensive income/(loss):
Total other comprehensive (loss)/income, net of income taxes	—	(25.8)	—	38.0	—	12.2
Less: foreign currency translation adjustments attributable to non-controlling interests	—	—	—	(1.5)	—	(1.5)

Comprehensive (loss)/income attributable to Caesars	$(522.3)	$(661.9)	$99.2	$53.2	$520.2	$(511.6)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$63.4	$2,568.1	$1,755.9	$(109.6)	$4,277.8

Direct operating expenses	—	25.0	1,358.3	888.9	—	2,272.2
Property, general, administrative, and other	—	27.5	611.9	457.3	(69.2)	1,027.5
Depreciation and amortization	—	3.4	214.0	124.3	—	341.7
Loss/(income) on interests in subsidiaries	300.5	(228.7)	(26.1)	—	(45.7)	—
Corporate expense	10.2	55.2	8.3	45.3	(40.4)	78.6
Other operating expenses	0.3	28.8	60.8	41.7	—	131.6

Total operating expenses	311.0	(88.8)	2,227.2	1,557.5	(155.3)	3,851.6

(Loss)/income from operations	(311.0)	152.2	340.9	198.4	45.7	426.2
Interest expense, net of interest capitalized	—	(915.5)	(18.1)	(166.9)	102.5	(998.0)
Gains on early extinguishments of debt	—	—	—	47.9	—	47.9
Other income, including interest income	6.8	23.7	9.5	71.0	(102.5)	8.5

(Loss)/income from continuing operations before income taxes	(304.2)	(739.6)	332.3	150.4	45.7	(515.4)
Benefit/(provision) for income taxes	1.3	347.9	(125.0)	(39.1)	8.4	193.5

Net (loss)/income from continuing operations, net of taxes	(302.9)	(391.7)	207.3	111.3	54.1	(321.9)
Discontinued operations
Income from discontinued operations	—	—	39.5	—	—	39.5
Provision for income taxes	—	—	(7.1)	—	(8.4)	(15.5)

Income from discontinued operations, net of income taxes	—	—	32.4	—	(8.4)	24.0

Net loss	(302.9)	(391.7)	239.7	111.3	45.7	(297.9)
Less: net income attributable to non-controlling interests	—	—	—	(5.0)	—	(5.0)

Net (loss)/income attributable to Caesars	(302.9)	(391.7)	239.7	106.3	45.7	(302.9)
Other comprehensive income/(loss):
Total other comprehensive (loss)/income, net of income taxes	—	24.0	—	(20.4)	—	3.6
Less: foreign currency translation adjustments attributable to non-controlling interests	—	—	—	(3.4)	—	(3.4)

Comprehensive (loss)/income attributable to Caesars	$(302.9)	$(367.7)	$239.7	$82.5	$45.7	$(302.7)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$175.5	$(137.9)	$(99.7)	$133.8	$—	$71.7

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	—	(3.0)	(66.0)	(123.2)	—	(192.2)
Change in restricted cash	—	—	—	100.7	—	100.7
Purchase of additional interests in subsidiaries	(127.7)	(13.9)	—	—	141.6	—
Return of investment in subsidiary	—	—	92.5	—	(92.5)	—
Other	(0.8)	—	(5.6)	(2.5)	—	(8.9)

Cash flows (used in)/provided by investing activities	(128.5)	(16.9)	20.9	(25.0)	49.1	(100.4)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	1,351.6	—	358.5	—	1,710.1
Debt issuance costs and fees	—	(24.7)	—	(7.2)	—	(31.9)
Borrowings under lending agreements	—	453.0	—	—	—	453.0
Repayments under lending agreements	—	(608.0)	—	—	—	(608.0)
Cash paid for early extinguishments of debt	—	(1,095.6)	—	(355.0)	—	(1,450.6)
Proceeds from sale of non-controlling interest in a subsidiary	—	—	—	32.2	—	32.2
Net intercompany financing activities	(60.3)	176.3	0.1	(67.0)	(49.1)	—
Other	17.4	(7.6)	(18.3)	(3.8)	—	(12.3)

Cash flows (used in)/provided by financing activities	(42.9)	245.0	(18.2)	(42.3)	(49.1)	92.5

Cash flows from discontinued operations
Cash flows from operating activities	—	—	29.0	—	—	29.0
Cash flows from investing activities	—	—	(2.3)	—	—	(2.3)

Net cash provided by discontinued operations	—	—	26.7	—	—	26.7

Net increase/(decrease) in cash and cash equivalents	4.1	90.2	(70.3)	66.5	—	90.5
Cash and cash equivalents, beginning of period	3.9	16.6	372.5	501.6	—	894.6

Cash and cash equivalents, end of period	$8.0	$106.8	$302.2	$568.1	$—	$985.1

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In millions)

	CEC (Parent)	Subsidiary Issuer	Guarantors	Non- Guarantors	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$107.2	$(226.9)	$(24.0)	$225.8	$—	$82.1

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	—	(7.1)	(49.8)	(32.8)	—	(89.7)
Change in restricted cash	—	—	—	(546.0)	—	(546.0)
Payments to acquire business, net of transactions costs and cash acquired	—	—	—	(31.1)	—	(31.1)
Purchase of additional interests in subsidiaries	(108.5)	(89.6)	(15.6)	—	213.7	—
Other	—	—	(3.9)	(77.6)	—	(81.5)

Cash flows (used in)/provided by investing activities	(108.5)	(96.7)	(69.3)	(687.5)	213.7	(748.3)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	418.3	—	445.5	—	863.8
Debt issuance costs and fees	—	(3.2)	—	(14.3)	—	(17.5)
Borrowings under lending agreements	—	135.0	—	—	—	135.0
Repayments under lending agreements	—	(135.0)	—	—	—	(135.0)
Cash paid for early extinguishments of debt	—	—	(0.7)	(125.2)	—	(125.9)
Net intercompany financing activities	(82.0)	31.2	15.6	248.9	(213.7)	—
Other	(0.9)	(13.4)	(3.3)	(14.1)	—	(31.7)

Cash flows (used in)/provided by financing activities	(82.9)	432.9	11.6	540.8	(213.7)	688.7

Cash flows from discontinued operations
Cash flows from operating activities	—	—	33.0	—	—	33.0
Cash flows from investing activities	—	—	(2.0)	—	—	(2.0)

Net cash provided by discontinued operations	—	—	31.0	—	—	31.0

Net (decrease)/increase in cash and cash equivalents	(84.2)	109.3	(50.7)	79.1	—	53.5
Cash and cash equivalents, beginning of period	136.0	61.0	344.7	431.8	—	973.5

Cash and cash equivalents, end of period	$51.8	$170.3	$294.0	$510.9	$—	$1,027.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the quarters and six months ended June 30, 2012 and 2011 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the 2011 10-K.

REGIONAL AGGREGATION

The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company’s casino properties (as of June 30, 2012 or otherwise noted below), have been grouped into seven regions as shown in the table below to facilitate discussion of the Company’s operating results.

In May 2012, the Company entered into an agreement to sell its Harrah’s St. Louis casino to Penn National Gaming, Inc. for a purchase price of $610.0 million. The sale is expected to close in the second half of 2012 and the Company expects to use the net proceeds from the sale to fund CEOC capital expenditures or to repurchase certain outstanding debt obligations of CEOC. As a result of the transaction, the assets and liabilities of the Harrah’s St. Louis casino that are included in the sale are classified as held for sale in the consolidated condensed balance sheets at June 30, 2012 and December 31, 2011. The results of the Harrah’s St. Louis casino are presented as Discontinued Operations in the consolidated condensed statements of comprehensive loss for the quarters and six months ended June 30, 2012 and 2011 and are no longer included in the Iowa/Missouri region results.

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s North Kansas City
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Council Bluffs
Flamingo Las Vegas (a)	Bally’s Atlantic City	Horseshoe Bossier City	Horseshoe Council Bluffs/Bluffs Run
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi
Paris Las Vegas	Harrah’s Philadelphia (g)	Harrah’s Tunica
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel & Casino
Bill’s Gamblin’ Hall & Saloon
Planet Hollywood Resort & Casino

Illinois/Indiana	Other Nevada	Managed and International

Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin (d)
Harrah’s Joliet (c)	Harrah’s Lake Tahoe	Harrah’s Cherokee (d)
Horseshoe Hammond	Harveys Lake Tahoe	Harrah’s Rincon (d)
Harrah’s Metropolis	Harrah’s Laughlin	Horseshoe Cleveland (h)
Conrad Punta del Este (b)
Caesars Windsor (e)
London Clubs International (f)

(a)	Includes O’Shea’s Casino, which is adjacent to this property. O’Shea’s Casino ceased operations on April 30, 2012.
(b)	We have an approximately 95% ownership interest in and manage this property.
(c)	We have an 80% ownership interest in and manage this property.
(d)	Managed.
(e)

Windsor Casino Limited (“WCL”) operates this property and the province of Ontario owns the complex. As of June 2012, we own 100% of WCL and its results are consolidated into our results. Prior to June 2012, we had a 50% ownership interest in WCL that was accounted for under the equity method.

(f)	We own, operate, or manage 10 casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70% ownership interest in and manage one casino in South Africa.
(g)	Prior to May 2012, this property operated under the Harrah’s Chester name. We have a 99.5%% ownership interest in and manage this property.
(h)	We manage this property and have a 20% interest in Rock Ohio Caesars, LLC, which owns and operates this property.

CONSOLIDATED OPERATING RESULTS

(Dollars in millions)	Quarter Ended June 30,		Percentage Favorable/ (Unfavorable)		Six Months Ended June 30,		Percentage Favorable/ (Unfavorable)
	2012	2011			2012	2011
Casino revenues	$1,552.6	$1,612.9	(3.7)%		$3,178.4	$3,217.0	(1.2)%
Net revenues	2,165.7	2,161.7	0.2%		4,374.1	4,277.8	2.3%
Income from operations	81.8	231.6	(64.7)%		138.3	426.2	(67.6)%
Loss from continuing operations, net of income taxes	(255.9)	(165.6)	(54.5)%		(548.6)	(321.9)	(70.4)%
Income from discontinued operations, net of income taxes	14.1	12.5	12.8%		25.7	24.0	7.1%
Net loss attributable to Caesars	(241.7)	(155.5)	(55.4)%		(522.3)	(302.9)	(72.4)%
Operating margin *	3.8%	10.7%	(6.9	) pts	3.2%	10.0%	(6.8	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Quarter ended June 30, 2012 compared to June 30, 2011

Net revenues for the second quarter of 2012 were $2,165.7 million, up $4.0 million, or 0.2%, from the year-earlier period, due mainly to increased revenues from the Company’s international and online operations, including Playtika Ltd., which was acquired during 2011, that offset lower casino revenues in several U.S. regions, primarily Atlantic City. Casino revenues in the second quarter of 2012 have deteriorated from the first quarter of 2012 due to a softening of economic conditions which has negatively impacted the Company’s results.

For the second quarter of 2012, income from operations decreased $149.8 million, or 64.7%, to $81.8 million from $231.6 million in the prior-year quarter, due mainly to non-cash impairment charges of $101.0 million related to the Macau land concession and $33.0 million related to trademark intangibles as well as higher depreciation expense in the Las Vegas region associated with the 662-room Octavius Tower at Caesars Palace that opened to the public in January 2012.

Net loss attributable to Caesars for the second quarter of 2012 was $241.7 million, up $86.2 million, or 55.4%, from the second quarter of 2011. Higher net losses in the second quarter of 2012 reflect the decrease in income from operations described above, largely offset by lower interest expense and an increase in gains on early extinguishments of debt.

Six months ended June 30, 2012 compared to June 30, 2011

Net revenues for the six months ended June 30, 2012 were $4,374.1 million, up $96.3 million, or 2.3%, from the year-earlier period and reflect the increase in the first quarter of 2012 due mainly to higher revenues in the Las Vegas and Louisiana/Mississippi regions, and revenue increases from the Company’s international and online operations, including revenues related to Playtika, largely offset by a decline in casino revenues, primarily Atlantic City.

For the six months ended June 30, 2012, income from operations decreased $287.9 million, or 67.6%, to $138.3 million from $426.2 million in the year-ago period. This decrease was mainly attributable to the impairments recognized in the second quarter of 2012, discussed above, as well as a $167.5 million non-cash impairment related to a previously halted development project in Biloxi, Mississippi. Also contributing to the decrease in income from operations was higher depreciation expense associated with the Octavius Tower and higher corporate expense. The decrease to income from operations from 2011 was partially offset by the income impact of higher revenues, a decrease of approximately $24 million in property tax expense due to lower property tax assessments in Atlantic City and other cost reductions achieved as part of Project Renewal and other cost-savings initiatives.

Net loss attributable to Caesars for the six months ended June 30, 2012 was $522.3 million, up $219.4 million, or 72.4%, from the same period in 2011 and reflects the decrease in income from operations described above and higher interest expense, partially offset by an increase in gains on early extinguishments of debt. See “Other Factors Affecting Net Income” below for further discussion of the Company’s interest expense and early extinguishments of debt.

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

The following table reflects the percentage increase/(decrease) in trips and spend per trip for the U.S. regions for the quarter and six months ended June 30, 2012, compared with the same periods in 2011.

	Quarter Ended June 30, 2012		Six Months Ended June 30, 2012
	Trips	Spend per Trip	Trips	Spend per Trip
Consolidated Caesars	(1.6)%	(1.9)%	(0.4)%	(1.5)%
Las Vegas region	2.3%	(3.3)%	3.8%	(2.9)%
Atlantic City region:
Lodgers	(10.9)%	0.7%	(7.1)%	(0.2)%
Non-lodgers	(8.2)%	(0.7)%	(4.2)%	1.0%
All other regions	2.1%	(2.7)%	1.2%	(2.6)%

On a consolidated basis, in 2012 compared to 2011, trips in the second quarter decreased 1.6% and decreased 0.4% in the six-month period. Trip increases were reflected in several of the U.S. regions in the second quarter and six months ended June 30, 2012 from 2011; however, they were unable to offset the declines in the Atlantic City region overall. The declines in spend per trip were led by the VIP segment, with the retail segment showing gains in some regions.

On a consolidated basis, in 2012 compared to 2011, second quarter cash average daily room rates increased from $92 to $95, and increased from $92 to $94 in the six-month period. Total occupancy percentage remained flat in the second quarter and the six months ended June 30, 2012.

REGIONAL OPERATING RESULTS

Las Vegas Region

(Dollars in millions)	Quarter Ended June 30,		Percent Favorable/		Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
	2012	2011	(Unfavorable)		2012	2011
Casino revenues	$407.3	$413.2	(1.4)%		$824.4	$788.2	4.6%
Net revenues	780.7	786.4	(0.7)%		1,552.3	1,512.8	2.6%
Income from operations	127.8	147.4	(13.3)%		247.9	260.2	(4.7)%
Operating margin *	16.4%	18.7%	(2.3	) pts	16.0%	17.2%	(1.2	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Second-quarter net revenues in the Las Vegas region decreased $5.7 million, or 0.7%, in 2012 from 2011. Trip increases of 2.3% and the additional rooms resulting from the January 2012 opening of the Octavius Tower at Caesars Palace resulted in increased rooms revenues in the second quarter of 2012 from 2011; however lower casino revenues resulting from spend per trip declines, particularly in the VIP segment, of 3.3% more than offset those increases. Hotel revenues in the region increased 4.4%, as cash average daily room rates increased 4.5% to $97 from $93, which was partially offset by a decrease in total occupancy percentages of 2.6 percentage points for the second quarter of 2012 from 2011. Income from operations decreased for the second quarter of 2012 due to the income impact of lower revenues and increases in property operating expenses and depreciation expense mainly associated with the Octavius Tower. Results in the region were also negatively impacted by the Linq construction activities, which the Company estimates to have reduced net revenues by approximately $10 million to $15 million and reduced income from operations by approximately $5 million to $10 million.

Net revenues for the six months ended June 30, 2012 in the Las Vegas region increased $39.5 million, or 2.6%, from 2011, due primarily to strength in the international, high-end gaming segment in the first quarter of 2012 and to increased rooms revenues partially resulting from the January 2012 opening of the Octavius Tower. Trips increased by 3.8% in the six months ended June 30, 2012 from 2011; however, spend per trip declined 2.9%. Hotel revenues in the region increased 4.8% due in part to the 662 additional Octavius Tower rooms, cash average daily room rates increased 2.8% to $96 from $94, partially offset by total occupancy percentages which decreased 1.6 percentage points for the six months ended June 30, 2012 from 2011. Income from operations decreased for the six months ended June 30, 2012, due primarily to an increase in depreciation expense associated with the Octavius Tower. The results in the region were also negatively impacted by construction on the Linq as described above.

During 2011, we commenced construction on Project Linq, a dining, entertainment, and retail development between our Flamingo and Imperial Palace casinos, on the east side of the Las Vegas Strip, which is scheduled to open in phases in the second half of 2013. Project Linq includes the construction of a 550-foot observation wheel, the High Roller, which is expected to open in the first quarter of 2014. Through June 30, 2012, $100.9 million had been spent on this project, of which $48.1 million was spent in 2012.

Atlantic City Region

(Dollars in millions)	Quarter Ended June 30,		Percent Favorable/		Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
	2012	2011	(Unfavorable)		2012	2011
Casino revenues	$366.1	$410.0	(10.7)%		$738.5	$805.6	(8.3)%
Net revenues	436.5	477.4	(8.6)%		868.9	926.8	(6.2)%
Income from operations	16.3	34.5	(52.8)%		35.1	53.9	(34.9)%
Operating margin *	3.7%	7.2%	(3.5	) pts	4.0%	5.8%	(1.8	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues for the second-quarter 2012 in the Atlantic City region were down $40.9 million, or 8.6%, from 2011, due mainly to lower casino revenues caused in part by a decline in trips. Trips by lodgers and non-lodgers declined 10.9% and 8.2%, respectively, in the second quarter of 2012 from 2011 due mainly to new competition in the Northeast and Mid-Atlantic regions; however, spend per trip metrics for both lodger and non-lodger segments did not decline significantly compared with prior year. The Company expects the market to continue to be challenged by local and regional competition in future quarters. Income from operations was down in the second quarter of 2012 compared with 2011 due mainly to the income impact of lower revenues, partially offset by a decrease in property tax expense of approximately $7 million due to lower property tax assessments in Atlantic City.

In the six months ended June 30, 2012, net revenues declined from 2011 by $57.9 million, or 6.2%, due largely to trip declines in both the lodger and non-lodger segments. Spend per trip rose in the non-lodger segment but spend per trip by lodgers declined in the six months ended June 30, 2012 from 2011. Income from operations was down due mainly to the income impact of lower revenues, partially offset by a decrease in property tax expense of approximately $24 million due to lower property tax assessments in Atlantic City.

Louisiana/Mississippi Region

(Dollars in millions)	Quarter Ended June 30,		Percent Favorable/		Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
	2012	2011	(Unfavorable)		2012	2011
Casino revenues	$247.2	$244.8	1.0%		$517.5	$507.6	2.0%
Net revenues	273.8	267.7	2.3%		577.3	553.8	4.2%
Income/(loss) from operations	32.7	36.9	(11.4)%		(88.2)	70.6	*	*
Operating margin *	11.9%	13.8%	(1.9	) pts	(15.3)%	12.7%	(28.0	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.
**	Not meaningful.

Second-quarter 2012 net revenues in the Louisiana/Mississippi region increased slightly from 2011, due to last year’s flood related closures at three properties. There were increases in casino, food and beverage, and rooms revenues due mainly to a rise in trips; however spend per trip was down. Income from operations was lower in the second quarter of 2012 from 2011 due mainly to increased property operating expenses which more than offset the higher revenues.

For the six months ended June 30, 2012, net revenues in the region increased $23.5 million, or 4.2%, from 2011. A rise in trips with a slight decline in spend per trip attributed to increases in casino, food and beverage and other revenues. Loss from operations was $88.2 million in the six months ended June 30, 2012 compared with income from operations of $70.6 million in 2011 due mainly to a $172.0 million charge in the first quarter of 2012, of which $167.5 million was a non-cash impairment related to a previously halted development project in Biloxi, Mississippi, partially offset by the income impact of higher revenues.

Iowa/Missouri Region

The following results exclude Harrah’s St. Louis casino which has been classified as a Discontinued Operation in our consolidated condensed statements of comprehensive loss for the quarter and six months ended June 30, 2012 and 2011 as a result of the pending sale of this property.

(Dollars in millions)	Quarter Ended June 30,		Percent Favorable/		Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
	2012	2011	(Unfavorable)		2012	2011
Casino revenues	$107.5	$110.0	(2.3)%		$218.5	$217.2	0.6%
Net revenues	115.0	117.7	(2.3)%		233.6	232.2	0.6%
Income from operations	28.1	27.3	2.9%		55.8	52.2	6.9%
Operating margin *	24.4%	23.2%	1.2	pts	23.9%	22.5%	1.4	pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues in the second quarter of 2012 in the Iowa/Missouri region decreased $2.7 million, or 2.3%, from 2011 due mainly to a decline in casino revenues resulting from fewer trips partly attributable to increased competition in the region; however, spend per trip increased. Income from operations increased for the second quarter of 2012 from 2011, due to a decrease in property operating expenses, partially offset by lower revenues.

Net revenues in the six months ended June 30, 2012 increased $1.4 million, or 0.6%. Trips declined compared to the prior year period while spend per trip increased. Income from operations increased for the six months ended June 30, 2012 from 2011 due to higher revenues and reduced property operating expenses.

Illinois/Indiana Region

(Dollars in millions)	Quarter Ended June 30,		Percent Favorable/		Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
	2012	2011	(Unfavorable)		2012	2011
Casino revenues	$253.6	$258.0	(1.7)%		$514.3	$526.4	(2.3)%
Net revenues	266.1	268.8	(1.0)%		539.2	545.9	(1.2)%
Income from operations	42.9	40.6	5.7%		81.1	79.7	1.8%
Operating margin *	16.1%	15.1%	1.0	pts	15.0%	14.6%	0.4	pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Second-quarter 2012 net revenues in the Illinois/Indiana region decreased $2.7 million, or 1.0%, from 2011, largely due to a decline in casino revenues attributable in part to new competition in the region beginning in the third quarter of 2011. The decline was partially offset by the comparative impact of the flood-related property closures in the second quarter of 2011. While trips rose slightly in 2012 compared to 2011 there was a decline in spend per trip. Income from operations for the second quarter of 2012 increased $2.3 million, or 5.7%, from the same period in 2011 due mainly to reduced property operating expenses, lower depreciation expense and a decrease in write-downs, reserves, and project opening costs, net of recoveries.

Net revenues in the six months ended June 30, 2012 decreased $6.7 million, or 1.2%, from 2011, due to declines in casino revenues. Trips were negatively impacted by a bridge closure which began in the first week of September 2011 through reopening in February 2012, and new competition, but rose slightly when compared to the six months ended June 30, 2011. Spend per trip also declined compared to 2011. Income from operations for the six months ended June 30, 2012 from 2011 increased slightly due mainly to reduced property operating expenses that were able to offset revenue declines.

Other Nevada Region

(Dollars in millions)	Quarter Ended June 30,		Percent Favorable/		Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
	2012	2011	(Unfavorable)		2012	2011
Casino revenues	$77.9	$85.3	(8.7)%		$156.7	$167.1	(6.2)%
Net revenues	101.7	108.6	(6.4)%		202.4	214.2	(5.5)%
Income from operations	8.0	10.8	(25.9)%		13.8	18.0	(23.3)%
Operating margin *	7.9%	9.9%	(2.0	) pts	6.8%	8.4%	(1.6	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Second-quarter 2012 net revenues decreased $6.9 million, or 6.4%, from the same period in 2011 due mainly to a decline in casino revenues. Trips to the properties in the region increased; however, there was decline in spend per trip. Income from operations was down due mainly to lower revenues, partially offset by reduced property operating expenses.

Net revenues in the six months ended June 30, 2012 decreased $11.8 million, or 5.5%, from 2011 due to a decline in casino revenues. Income from operations in the six months ended June 30, 2012 was down due to the income impact of lower revenues, partially offset by reduced property operating expenses.

Managed, International, and Other

The Managed region includes Caesars’ management companies that operate three Indian-owned casinos, Caesars Windsor and Horseshoe Cleveland, and the results of Thistledown Racetrack. The International region includes the results of Caesars’ international operations. The Other region is comprised of corporate expenses, including administrative, marketing, and development costs, income from certain non-consolidated affiliates, and the results of Caesars Interactive Entertainment, Inc. (“CIE”), which consists of the businesses related to the World Series of Poker® (“WSOP”) brand, an online real-money business in the U.K. and alliances with online gaming providers in Italy and France, and the results of Playtika Ltd., a social media and mobile games developer, since May 2011 when CIE acquired a controlling interest.

(Dollars in millions)	Quarter Ended June 30,		Percent Favorable/	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
	2012	2011	(Unfavorable)	2012	2011
Net revenues
Managed	$14.0	$12.8	9.4%	$25.0	$23.4	6.8%
International	102.2	99.3	2.9%	235.0	225.2	4.4%
Other	75.7	23.0	229.1%	140.4	43.5	222.8%

Total net revenues	$191.9	$135.1	42.0%	$400.4	$292.1	37.1%

(Loss)/income from operations
Managed	$3.0	$1.0	200.0%	$5.0	$2.1	138.1%
International	(102.1)	1.6	* *	(85.2)	19.9	* *
Other	(74.9)	(68.5)	(9.3)%	(127.0)	(130.4)	2.6%

Total loss from operations	$(174.0)	$(65.9)	(164.0)%	$(207.2)	$(108.4)	(91.1)%

**	Not meaningful.

Net revenues in the second quarter of 2012 for Managed, International, and Other increased $56.8 million, or 42.0%, from 2011, due mainly to higher revenues associated with the Company’s growing online operations, including the addition of revenues attributable to the 2011 acquisition of Playtika Ltd. Loss from operations increased $108.1 million, or 164.0%, in the second quarter of 2012 from 2011, due mainly to non-cash impairment charges, including $101.0 million related to the Macau land concession and $33.0 million related to trademark intangibles, partially offset by the income impact of higher revenues.

In the six months ended June 30, 2012, net revenues for Managed, International, and Other increased $108.3 million, or 37.1%, from 2011, due mainly to increases associated with our online operations, as well as increased revenues at our London Clubs properties. Loss from operations increased $98.8 million, or 91.1%, in the six months ended June 30, 2012 from 2011, mainly due to the impairment charges described above and an increase in corporate expense, partially offset by the income impact of higher revenues.

OTHER FACTORS AFFECTING NET INCOME

Expense/(income)	Quarter Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(In millions)	2012	2011		2012	2011
Interest expense, net of interest capitalized	$496.5	$524.6	5.4%	$1,058.5	$998.0	(6.1)%
Gains on early extinguishments of debt	(33.7)	(14.7)	129.3%	(79.5)	(47.9)	66.0%
Benefit for income taxes	(118.6)	(107.7)	10.1%	(277.4)	(193.5)	43.4%
Income from discontinued operations, net of income taxes	(14.1)	(12.5)	12.8%	(25.7)	(24.0)	7.1%

Interest Expense, Net of Interest Capitalized

Interest expense, net of interest capitalized, decreased by $28.1 million, or 5.4% in the second quarter of 2012, due primarily to mark-to-market gains on derivatives of $17.6 million in 2012 compared with losses of $23.1 million in 2011, partially offset by higher debt balances compared with the year ago quarter. Interest expense, net of interest capitalized, increased by $60.5 million or 6.1% for the six months ended June 30, 2012 from 2011, due primarily to higher debt balances compared to the year ago period, and the write off of deferred financing costs and debt discounts associated with debt transactions completed in the six months ended June 30, 2012. Interest expense is reported net of interest capitalized of $9.2 million and $0.2 million for the second quarter of 2012 and 2011, respectively, and $18.0 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively. Interest capitalized in 2012 is primarily related to the Linq project in Las Vegas.

Gains on Early Extinguishments of Debt

During the second quarter of 2012, the Company recognized a gain on early extinguishment of debt of $32.7 million, net of deferred financing costs, due primarily to the purchase of $83.7 million face value of CMBS Loans for $50.2 million. During the second quarter of 2011, the Company recognized a gain on early extinguishment of debt of $14.7 million, net of deferred financing costs, due to the purchase of $50.0 million face value of CMBS Loans for $35.0 million. During the six months ended June 30, 2012, the Company recognized gains on early extinguishments of debt of $79.5 million, net of deferred financing costs, due primarily to the purchases of $202.4 million face value of CMBS Loans for $122.0 million. During the six months ended June 30, 2011, the Company recognized gains on early extinguishments of debt of $47.9 million, net of deferred financing costs, due to purchases of $158.1 million face value of CMBS Loans for $108.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

Caesars Entertainment has undertaken comprehensive cost-reduction efforts to rightsize expenses with business levels through its implementation of “Project Renewal,” an initiative designed to reinvent certain aspects of the Company’s functional and operating units to gain significant further cost reductions and streamline its operations. As a part of Project Renewal, we designed a shared-services organization that will enable more efficient decision making and sharing of best practices. Caesars anticipates that the Company will have a permanently lower cost structure and will benefit from greater concentration of specified talent and quicker decision making. We estimate that Project Renewal and other cost-savings programs produced $42.5 million and $84.5 million, in incremental cost savings for the second quarter and six months of 2012, respectively, when compared to the same periods in 2011. Additionally, as of June 30, 2012, these cost-savings programs will produce additional annual cost savings of $147.2 million, based on the full implementation of current projects that are in process. As we firm up cost reduction activities, this figure could change.

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

Our capital spending for the six months ended June 30, 2012 totaled $192.2 million, which includes an increase of $27.5 million of construction payables. Estimated total capital expenditures for 2012, including 2012 expenditures associated with Project Linq, are expected to be between $590.0 million and $640.0 million.

Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects, including projects currently under development as well as additional projects being pursued, is typically funded from established debt programs, specific project financing, and additional debt offerings. As a result of the sale of Harrah’s St. Louis, the Company expects to use the net proceeds from the sale to fund CEOC capital expenditures or to repurchase certain outstanding debt obligations of CEOC.

Liquidity and Capital Resources

Our cash and cash equivalents, excluding restricted cash, totaled $985.1 million at June 30, 2012 compared to $894.6 million at December 31, 2011. Restricted cash, including $70.8 million included in prepayments and other current assets, totaled $417.0 million at June 30, 2012. Nearly all of the restricted cash consists of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. The net proceeds generated from the sale of Harrah’s St. Louis will be utilized to fund CEOC capital expenditures or to repurchase certain outstanding debt obligation of CEOC. Our cash flows from operating, investing, and financing activities associated with Harrah’s St. Louis, which is defined as discontinued operations for the six months ended June 30, 2012, are included in our consolidated condensed statements of cash flows.

We are a highly leveraged company and a substantial portion of our operating cash flows are used to fund debt service. As of June 30, 2012, we had $19,943.6 million book value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the six months ended June 30, 2012 was $885.7 million. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, or, if necessary, additional debt or equity offerings.

In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At June 30, 2012, our additional borrowing capacity under the credit facility was $982.3 million. In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million, and, in April 2012, the Company entered into an equity distribution agreement whereby the Company may issue and sell up to 10.0 million shares of the Company’s common stock from time to time.

In recent years, we have not been generating sufficient operating cash flows to fund our investing activities, requiring us to fund our investments with additional financing. Our ability to fund our operations and pay our debt and debt service obligations depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities.

A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars’ other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure $4,829.1 million face value, as of June 30, 2012, of the CMBS loans. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 of this 10-Q.

Please refer to Note 5, “Debt,” in Item 1 of this Form 10-Q for details on our debt outstanding. This detail includes, among other things, a table presenting details on our individual borrowings outstanding as of June 30, 2012 and December 31, 2011, changes in our debt outstanding, and certain changes in the terms of existing debt for the quarter ended June 30, 2012. Note 5 also includes details on restrictive covenants related to certain of our borrowings. Note 6, “Derivative Instruments,” discusses the use of interest rate swap and interest rate cap derivatives to manage the mix of our debt between fixed and variable rate instruments.

As described in Note 5 to our consolidated condensed financial statements, certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. We are in compliance with CEOC’s senior secured credit facilities and indentures, including the senior secured leverage ratio, as of June 30, 2012. In order to comply with the quarterly senior secured leverage ratio in the future, the Company will need to achieve a certain amount of Adjusted EBITDA - Pro- Forma - CEOC Restricted and / or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) ability to effect cost-savings initiatives, (c) asset sales, (d) issuing additional second lien or unsecured debt, or project financing, (e) equity financings, (f) delays in development project spending, or (g) a combination thereof. In addition, under certain circumstances, our senior secured credit facilities allow us to apply cash contributions received by CEOC as an increase to Adjusted EBITDA if CEOC is unable to meet its Senior Secured Leverage Ratio. However, there is no guarantee that such contributions will be forthcoming.

Based upon the Company’s current operating forecast, as well as our ability to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with the senior secured leverage ratio and meet its cash flow needs during the next twelve months. If the Company was unable to maintain compliance with the senior secured leverage ratio and the Company failed to remedy a default pursuant to the terms of its senior secured credit facilities, there would be an “event of default” under the senior secured credit agreement. We cannot assure you that our business will generate sufficient cash flows from operations, that we will be successful in sales of assets, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness when due. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may be required to further reduce expenses, sell additional assets, or attempt to restructure our debt. Any such actions could negatively impact our competitive position and revenue generation. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements, and, if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Guarantees of Third-Party Debt and Other Obligations and Commitments

Material changes to our aggregate indebtedness are described in Note 5, “Debt,” of this Form 10-Q. At June 30, 2012, our estimated interest payments for the years ended December 31, 2012 through 2016 are $882.0 million, $1,771.3 million, $1,773.1 million, $1,396.7 million and $1,227.2 million, respectively, and our estimated interest payments thereafter are $1,782.6 million.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $22,707.4 million face value of debt, including capital lease obligations, at June 30, 2012, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $6,265.1 million of debt remains subject to variable interest rates.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the quarter ended June 30, 2012. Our only material ownership interests in businesses in foreign countries are London Clubs, Caesars Golf Macau, and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

We currently plan to hold our 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”) on April 24, 2013 with a location and time to be determined. The record date for determining the stockholders entitled to receive notice of, and to vote at, the 2013 Annual Meeting is expected to be the close of business on February 25, 2013. Because we did not hold an annual meeting of stockholders last year, we are informing our stockholders of the following deadlines for stockholder proposals.

In order to be considered timely, a stockholder proposal submitted in accordance with Rule 14a-8 under the Exchange Act, for inclusion in our proxy materials for the 2013 Annual Meeting must have been received by our Corporate Secretary no later than January 15, 2013, which we believe is a reasonable time before we begin to print and send our proxy materials.

Stockholders also have the right under our Bylaws to nominate director candidates and make other stockholder proposals by following specified procedures. For a stockholder proposal for the 2013 Annual Meeting that is not intended to be included in our proxy statement under Rule 14a-8 of the Exchange Act, including director nominations, the stockholder must (1) provide the information required by our Bylaws and (2) their notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the first anniversary of the preceding year’s annual meeting (which anniversary date, in the case of the first annual meeting following the closing of the Corporation’s initial public offering, shall be deemed to be April 15, 2012). Based upon our Bylaws, stockholders should timely deliver notice to our Corporate Secretary not earlier than December 16, 2012 and not later than January 15, 2013.

Proposals shall be sent to our principal executive offices at One Caesars Palace Drive, Las Vegas, NV 89109, Attention: Corporate Secretary.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010	—	8-K	—	3.3	11/24/2010

3.2	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended.	—	S-4	—	3.1	10/29/2008

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc.	—	10-K	12/31/2008	3.4	3/17/2009

3.4	Bylaws of Harrah’s Operating Company, Inc., as amended.	—	S-4	—	3.4	10/29/2008

3.5	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012	—	10-K	12/31/2011	3.7	3/15/2012

3.6	Amended Bylaws of Caesars Entertainment Corporation, as amended.	—	10-K	12/31/2011	3.8	3/15/2012

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.4	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	*S-4	—	4.1	4/29/2003

4.5	First Supplemental Indenture, dated as of June 13, 2005, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	10-Q	6/30/2005	4.22	8/9/2005

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013.	—	8-K	—	4.7	8/2/2005

4.7	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013.	—	10-K	12/31/2003	10.6	3/5/2004

4.8	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.8	8/2/2005

4.9	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	**S-3/A	—	4.7	9/19/2005

4.10	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	10-K	12/31/2007	4.25	2/29/2008

4.11	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.1	1/28/2008

4.12	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.1	6/3/2005

4.13	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	S-4	—	4.44	8/25/2005

4.14	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.4	10/3/2005

4.15	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	10/3/2005

4.16	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.1	6/14/2006

4.17	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.2	6/14/2006

4.18	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	10.1	2/4/2008

4.19	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	6/30/2008	4.34	8/11/2008

4.20	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	3/31/2009	4.35	5/14/2009

4.21	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	4.1	3/31/2009

4.22	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	S-4/A	—	4.39	12/24/2008

4.23	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	10-Q	6/30/2009	4.38	8/13/2009

4.24	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent.	—	S-4/A	—	4.40	12/24/2008

4.25	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent.	—	8-K	—	4.1	4/20/2009

4.26	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	10-Q	6/30/2009	4.40	8/13/2009

4.27	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	6/15/2009

4.28	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.2	6/15/2009

4.29	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	9/17/2009

4.30	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/22/2010

4.31	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee	—	8-K	—	4.1	5/24/2010

4.32	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

4.33	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

4.34	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Entertainment Operating Company, Inc. and U.S. Bank National Association, as trustee.		8-K		4.1	3/2/2012

4.35	Indenture dated as of February 3, 2012 among Chester Downs and Marina, LLC , a Pennsylvania limited liability company, Chester Downs Finance Corp., and, together with the Company, Subsidiary Guarantors party hereto from time to time, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	—	10-K	12/31/2011	4.43	3/15/2012

4.36	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee.	—	8-K	—	4.1	2/15/2012

4.37	Registration Rights Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers.		8-K		4.2	2/15/2012

4.38	Registration Rights Agreement Joinder, dated as of March 1, 2012 (to the Registration Rights Agreement, dated as of February 14, 2012), by and among Caesars Entertainment Operating Company, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers.		8-K		4.2	3/2/2012

4.39	Equity Distribution Agreement, dated April 12, 2012, between Caesars Entertainment Corporation, Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC.		8-K		1.1	4/13/2012

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents.	—	8-K/A	—	10.1	2/7/2008

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto.	—	8-K/A	—	10.1	6/11/2009

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008.	—	8-K	—	99.1	9/29/2009

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	10-K	12/31/2008	10.4	3/17/2009

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	9/17/2009

10.12	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	3/2/2012

10.13	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/2/2012

10.14	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.3	3/2/2012

10.15	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

10.16	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

10.17	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.18	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

10.19	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2.	—	10-Q	3/31/2010	10.24	5/10/2010

10.20	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2.	—	8-K	—	99.1	2/25/2010

†10.21	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	10-K	12/31/2008	10.16	3/17/2009

10.22	Financial Counseling Plan of Harrah’s Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

†10.23	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009.	—	8-K	—	10.2	12/15/2008

10.24	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.25	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent	—	10-K	12/29/1989	Unknown	3/28/1990

10.26	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.27	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.28	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.29	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

10.30	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.31	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

†10.32	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

†10.33	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

†10.34	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.35	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.36	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.37	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.38	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.39	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.40	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.52	8/11/2008

†10.41	Stock Option Grant Agreement dated February 27, 2008 between Jonathan S. Halkyard and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.54	8/11/2008

†10.42	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.56	8/11/2008

†10.43	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams.	—	10-Q	6/30/2008	10.57	8/11/2008

†10.44	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Thomas M. Jenkin, John W. R. Payne, Peter E. Murphy, and Mary H. Thomas.	—	10-K	12/31/2009	10.61	3/9/2010

10.45	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent.	—	8-K	—	10.1	5/24/2010

10.46	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008.	—	8-K	—	10.2	5/24/2010

10.47	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it.	—	8-K	—	10.1	6/7/2010

10.48	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds.	—	8-K	—	10.1	6/7/2010

10.49	Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah’s Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.1	9/3/2010

10.50	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah’s Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.2	9/3/2010

10.51	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah’s Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	9/3/2010

10.52	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah’s Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.4	9/3/2010

10.53	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah’s Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.5	9/3/2010

10.54	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah’s Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.6	9/3/2010

10.55	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah’s Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.7	9/3/2010

10.56	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah’s Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.8	9/3/2010

10.57	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah’s Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.9	9/3/2010

10.58	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah’s Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.10	9/3/2010

10.59	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah’s Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company.	—	8-K	—	10.11	9/3/2010

10.60	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company.	—	8-K	—	10.12	9/3/2010

10.61	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.13	9/3/2010

10.62	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.14	9/3/2010

10.63	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer.	—	8-K	—	10.15	9/3/2010

10.64	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.16	9/3/2010

10.65	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.17	9/3/2010

10.66	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.18	9/3/2010

10.67	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)	—	8-K	—	10.19	9/3/2010

10.68	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.20	9/3/2010

10.69	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.21	9/3/2010

10.70	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.22	9/3/2010

10.71	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender.	—	8-K	—	10.23	9/3/2010

†10.72	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

10.73	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010	—	8-K	—	10.1	11/24/2010

10.74	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010	—	8-K	—	10.2	11/24/2010

10.75	Registration Rights Agreement, dated as of November 23, 2010, by and between Caesars Entertainment Corporation and Paulson & Co. Inc., on behalf of the several investment funds and accounts managed by it	—	8-K	—	10.3	11/24/2010

10.76	Credit Agreement dated as of April 25, 2011 between the Company, the Borrowers, the lenders (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders.	—	8-K	—	10.1	4/27/2011

10.77	Completion Guarantee dated as of April 25, 2011 by the Company in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders (as defined therein).	—	8-K	—	10.2	4/27/2011

10.78	Disbursement Agreement dated as of April 25, 2011 between the Borrowers, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant.	—	8-K	—	10.3	4/27/2011

10.79	Amendment Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K/A	—	10.1	5/23/2011

†10.80	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.81	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	S-1/A	—	10.79	12/28/2011

†10.82	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and Jonathan S. Halkyard.	—	S-1/A	—	10.80	12/28/2011

†10.83	Form of Stock Option Grant Agreement dated November 29, 2011 between Caesars Entertainment Corporation and Gary W. Loveman.	—	S-1/A	—	10.81	12/28/2011

†10.84	Form of Stock Option Grant Agreement dated November 29, 2011 between Caesars Entertainment Corporation and Jonathan S. Halkyard.	—	S-1/A	—	10.82	12/28/2011

†10.85	Form of Stock Option Grant Agreement dated November 29, 2011 between Caesars Entertainment Corporation and each of Thomas M. Jenkin, John W. R. Payne and Mary H. Thomas.	—	S-1/A	—	10.83	12/28/2011

†10.86	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Jonathan S. Halkyard, Thomas M. Jenkin, and John W. R. Payne.	—	8-K	—	10.1	1/9/2012

†10.87	Employment Agreement, made as of January 31, 2011, by and between Caesars Entertainment Operating Company, Inc. and Mary H. Thomas.	—	S-1/A	—	10.84	1/27/2012

†10.88	Stock Option Grant Agreement dated February 27, 2008 between Mary H. Thomas and Harrah’s Entertainment, Inc.	—	S-1/A	—	10.85	1/27/2012

†10.89	Stock Option Grant Agreement dated February 24, 2009 between Mary H. Thomas and Harrah’s Entertainment, Inc.	—	S-1/A	—	10.86	1/27/2012

†10.90	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

10.91	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.92	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

10.93	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

10.94	Escrow Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, U.S. Bank National Association, as escrow agent and securities intermediary and U.S. Bank National Association, as trustee.	—	8-K	—	10.1	2/15/2012

†10.95	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	—	10-Q	3/31/2012	10.96	5/9/2012

†10.96	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan	—	8-K	—	10.1	7/25/2012

†10.97	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.98	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options)	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.99	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options Granted to Gary W. Loveman)	—	SC-TO-I	—	(d)(5)	7/25/2012

†10.100	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.101	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.102	Equity Interest Purchase Agreement with Exhibits A-F with Penn National Gaming, Inc., Caesars Entertainment Operating Company, Inc. , Harrah’s Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC and Harrah’s Maryland Heights, LLC, dated May 7, 2012.	X

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003.	—	10-K	12/31/2002	14	3/9/2003

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.	X	—	—	—	—

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.	X	—	—	—	—

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.	X	—	—	—	—

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.	X	—	—	—	—

99.1	Supplemental Discussion of the Financial Results of Caesars Entertainment Operating Company, Inc.	X	—	—	—	—

99.2	Supplemental Discussion of the Financial Results of Caesars Entertainment’s Commercial Mortgage-Backed Securities Related Properties	X	—	—	—	—

***101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Comprehensive Loss, (iii) Consolidated Condensed Statement of Stockholders’ Equity (iv) Consolidated Condensed Statements of Cash Flows (v) Notes to Consolidated Condensed Financial Statements.	—	—	—	—	—

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 6 of Form 10-Q.
*	Filed by Park Place Entertainment Corporation
**	Filed by Harrah’s Entertainment, Inc.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

August 8, 2012	By:	/S/ DIANE E. WILFONG
Senior Vice President, Controller, and Chief Accounting Officer