Form 10-Q
period 2012-09-30
CAESARS ENTERTAINMENT Corp
filed 2012-11-08
CIK 858339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common stock, $0.01 par value	125,312,197

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

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except par value)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$1,189.4	$894.6
Restricted cash	799.4	66.6
Receivables, less allowance for doubtful accounts of $217.2 and $202.3	495.8	488.3
Deferred income taxes	170.5	170.5
Prepayments and other current assets	165.5	161.0
Inventories	49.5	44.6
Assets held for sale	9.7	11.6

Total current assets	2,879.8	1,837.2
Property and equipment, net	16,588.6	17,069.9
Goodwill	3,100.8	3,360.4
Intangible assets other than goodwill	4,042.7	4,363.2
Investments in and advances to non-consolidated affiliates	109.8	94.2
Restricted cash	269.3	451.1
Deferred charges and other	759.6	746.2
Assets held for sale	592.3	593.4

	$28,342.9	$28,515.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$330.3	$290.1
Interest payable	348.7	191.4
Accrued expenses	1,140.8	1,070.8
Current portion of long-term debt	797.3	40.4
Liabilities held for sale	8.2	10.1

Total current liabilities	2,625.3	1,602.8
Long-term debt	19,961.2	19,759.5
Deferred credits and other	892.1	901.8
Deferred income taxes	4,749.6	5,198.1

	28,228.2	27,462.2

Commitments and contingencies

Stockholders’ equity
Common stock; voting; $0.01 par value; 127.4 and 125.4 shares issued, respectively	1.3	0.7
Treasury stock; 2.1 and 0.3 shares, respectively	(16.3)	—
Additional paid-in capital	6,945.9	6,885.1
Accumulated deficit	(6,810.5)	(5,782.7)
Accumulated other comprehensive loss	(87.0)	(96.4)

Total Caesars stockholders’ equity	33.4	1,006.7
Non-controlling interests	81.3	46.7

Total equity	114.7	1,053.4

	$28,342.9	$28,515.6

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In millions, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Casino	$1,580.0	$1,629.5	$4,758.4	$4,846.5
Food and beverage	389.7	397.4	1,158.3	1,145.6
Rooms	312.1	311.0	932.3	905.9
Management fees	12.5	9.7	34.4	27.7
Other	226.6	163.5	626.7	469.8
Less: casino promotional allowances	(322.5)	(321.4)	(937.6)	(928.0)

Net revenues	2,198.4	2,189.7	6,572.5	6,467.5

Operating expenses
Direct
Casino	903.0	923.2	2,727.3	2,731.1
Food and beverage	170.3	173.1	503.2	495.7
Rooms	74.3	74.8	230.1	216.5
Property, general, administrative, and other	543.2	544.3	1,577.9	1,571.9
Depreciation and amortization	182.0	176.8	546.6	518.6
Write-downs, reserves, and project opening costs, net of recoveries	32.6	12.5	63.4	60.0
Intangible and tangible asset impairment charges	419.0	27.1	720.5	27.1
(Income)/loss on interests in non-consolidated affiliates	(1.5)	1.1	8.8	4.2
Corporate expense	51.8	36.5	145.2	115.1
Acquisition and integration costs	1.1	1.3	2.2	3.6
Amortization of intangible assets	43.2	39.2	129.6	117.7

Total operating expenses	2,419.0	2,009.9	6,654.8	5,861.5

(Loss)/income from operations	(220.6)	179.8	(82.3)	606.0
Interest expense, net of interest capitalized	(515.7)	(450.3)	(1,574.3)	(1,448.3)
Gains on early extinguishments of debt	—	—	79.5	47.9
Other income, including interest income	4.6	8.2	19.4	16.7

Loss from continuing operations before income taxes	(731.7)	(262.3)	(1,557.7)	(777.7)
Benefit for income taxes	225.5	77.7	502.9	271.2

Loss from continuing operations, net of income taxes	(506.2)	(184.6)	(1,054.8)	(506.5)
Discontinued operations
Income from discontinued operations	4.6	18.4	46.5	57.9
Provision for income taxes	(1.8)	(7.2)	(18.0)	(22.7)

Income from discontinued operations, net of income taxes	2.8	11.2	28.5	35.2

Net loss	(503.4)	(173.4)	(1,026.3)	(471.3)
Less: net (income)/loss attributable to non-controlling interests	(2.1)	9.4	(1.5)	4.3

Net loss attributable to Caesars	(505.5)	(164.0)	(1,027.8)	(467.0)

Other comprehensive loss:
Total other comprehensive (loss)/income, net of income taxes	(1.5)	(30.6)	10.7	(27.0)
Less: foreign currency translation adjustments attributable to non-controlling interests	0.2	(0.2)	(1.3)	(3.6)

Comprehensive loss attributable to Caesars	$(506.8)	$(194.8)	$(1,018.4)	$(497.6)

(Loss) per share - basic and diluted
Loss per share from continuing operations	$(4.05)	$(1.40)	$(8.44)	$(4.01)
Earnings per share from discontinued operations	0.02	0.09	0.23	0.28

Net loss per share	$(4.03)	$(1.31)	$(8.21)	$(3.73)

Weighted-average common shares outstanding - basic and diluted	125.3	125.0	125.3	125.1

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2010	$0.7	$—	$6,906.5	$(5,105.6)	$(168.8)	$1,632.8	$39.8	$1,672.6
Effect of ASU 2010-16 Accruals for Casino Jackpot Liabilities, net of tax	—	—	—	10.7	—	10.7	—	10.7
Net loss	—	—	—	(467.0)	—	(467.0)	(4.3)	(471.3)
Share-based compensation	—	—	17.5	—	—	17.5	0.1	17.6
Increase of treasury shares	*	—	(1.5)	—	—	(1.5)	—	(1.5)
Distributions to non-controlling interests, net of contributions	—	—	—	—	—	—	4.8	4.8
Other comprehensive (loss)/income, net of tax	—	—	—	—	(30.6)	(30.6)	3.6	(27.0)

Balance at September 30, 2011	$0.7	$—	$6,922.5	$(5,561.9)	$(199.4)	$1,161.9	$44.0	$1,205.9

Balance at December 31, 2011	$0.7	$—	$6,885.1	$(5,782.7)	$(96.4)	$1,006.7	$46.7	$1,053.4
Net (loss)/income	—	—	—	(1,027.8)	—	(1,027.8)	1.5	(1,026.3)
Share-based compensation	—	—	25.6	—	—	25.6	—	25.6
Initial public offering:	0.6	—	16.6	—	—	17.2	—	17.2
Common stock issuances	*	—	0.2	—	—	0.2	—	0.2
Increase in treasury shares	—	(16.3)	16.3	—	—	—	—	—
Increase in non-controlling interests, net of distributions	—	—	—	—	—	—	31.8	31.8
Other comprehensive loss, net of tax	—	—	—	—	9.4	9.4	1.3	10.7
Other	—	—	2.1	—	—	2.1	—	2.1

Balance at September 30, 2012	$1.3	$(16.3)	$6,945.9	$(6,810.5)	$(87.0)	$33.4	$81.3	$114.7

*	Amount rounds to zero.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,026.3)	$(471.3)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Income from discontinued operations	(28.5)	(35.2)
Gains on early extinguishments of debt	(79.5)	(47.9)
Depreciation and amortization	685.5	645.5
Amortization of deferred finance costs and debt discount/premium	232.7	176.2
Reclassification from, and amortization of, accumulated other comprehensive loss	21.2	60.6
Non-cash write-downs and reserves, net of recoveries	25.3	4.5
Impairment of intangible and tangible assets	720.5	27.1
Share-based compensation expense	43.0	17.6
Deferred income taxes	(454.0)	(263.0)
Change in deferred charges and other	(3.5)	42.1
Change in deferred credits and other	(46.2)	(90.0)
Change in current assets and liabilities:
Accounts receivable	(22.0)	(26.5)
Prepayments and other current assets	(27.3)	12.8
Accounts payable	8.8	(17.7)
Interest payable	155.9	184.0
Accrued expenses	42.4	19.4
Other	10.3	30.0

Cash flows provided by operating activities	258.3	268.2

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	(304.0)	(161.6)
Change in restricted cash	(551.0)	(544.0)
Payments to acquire certain gaming rights	—	(22.7)
Payments to acquire businesses, net of transaction costs and cash acquired	7.7	(19.0)
Investments in/advances to non-consolidated affiliates and other	(22.8)	(76.0)
Cash received in conjunction with the sale of a subsidiary, net of cash contributed	42.4	—
Purchases of investment securities	(36.0)	(23.8)
Proceeds from the sale and maturity of investment securities	27.0	14.0
Other	(6.3)	1.0

Cash flows used in investing activities	(843.0)	(832.1)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	2,469.4	863.8
Debt issuance costs and fees	(31.9)	(17.5)
Borrowings under lending agreements	453.0	135.0
Repayments under lending agreements	(608.0)	(135.0)
Cash paid for early extinguishments of debt	(1,450.6)	(125.9)
Scheduled debt retirements	(12.7)	(34.4)
Purchase of additional interests in subsidiary	(9.6)	—
Proceeds from sale of additional interest in a subsidiary	32.2	—
Issuance of common stock, net of fees	17.4	—
Other	(9.2)	(1.8)

Cash flows provided by financing activities	850.0	684.2

Cash flows from discontinued operations
Cash flows from operating activities	30.2	46.7
Cash flows from investing activities	(2.3)	(3.3)
Cash flows from financing activities	—	—

Net cash provided by discontinued operations	27.9	43.4

Net increase in cash and cash equivalents	293.2	163.7
Change in cash classified as assets held for sale	1.6	2.0
Cash and cash equivalents, beginning of period	894.6	973.5

Cash and cash equivalents, end of period	$1,189.4	$1,139.2

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

Note 1—Organization and Basis of Presentation

Organization

As of September 30, 2012, we owned, operated, or managed, through various subsidiaries, 53 casinos in 13 U.S. states and seven countries. The majority of these casinos operate in the United States and England, primarily under the Caesars, Harrah’s, and Horseshoe brand names in the U.S. Our casino entertainment facilities include 33 land-based casinos, 12 riverboat or dockside casinos, three managed casinos on Indian lands in the U.S., one managed casino in Cleveland, Ohio, one managed casino in Canada, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our land-based casinos include one in Uruguay, nine in England, one in Scotland, two in Egypt, and one in South Africa. We view each casino property as an operating segment and aggregate all such casino properties into one reportable segment.

On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital, LP (together with such affiliates, “TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction (the “Acquisition”). As a result of the Acquisition and through February 7, 2012, our stock was not publicly traded.

Effective February 8, 2012, as the result of the Company’s initial public offering, our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CZR.” In connection with the public offering, the Company effected a 1.742-for-one split of its common stock. All applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. See Note 7, “Stockholders’ Equity, Non-controlling Interests and Loss Per Share,” for further information.

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

The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2012 fiscal year. The financial information as of December 31, 2011 is derived from our audited consolidated financial statements and footnotes for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K (the “2011 10-K”) and has been revised to reflect the assets and liabilities of Harrah’s Maryland Heights, LLC, owner of the Harrah’s St. Louis casino, as held for sale. The financial information for the quarter and nine months ended September 30, 2011 has been revised to reflect the results of Harrah’s Maryland Heights, LLC as discontinued operations. See Note 2, “Acquisitions, Investments and Dispositions” for further discussion. We have revised certain other amounts for prior periods to conform to our 2012 presentation. The information included in this Quarterly Report on Form 10-Q (the “10-Q”) should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 2011 10-K.

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

Dispositions

Harrah’s St. Louis

In May 2012, the Company, along with certain of its wholly-owned subsidiaries, entered into an equity interest purchase agreement with Penn National Gaming, Inc. (“Penn”) whereby the Company agreed to sell its Harrah’s St. Louis casino to Penn for a purchase price of $610.0 million subject to customary closing conditions, including the receipt of regulatory approvals. The sale closed on November 2, 2012. The Company expects to use the net proceeds from the sale to fund capital expenditures of Caesars Entertainment Operating Company, Inc. (“CEOC”).

All assets and liabilities to be sold pursuant to the purchase agreement have been classified as held for sale in our consolidated condensed balance sheets at September 30, 2012 and December 31, 2011, as follows:

(In millions)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$8.4	$10.0
Other current assets	1.3	1.6

Assets held for sale, current	$9.7	$11.6

Property and equipment, net	$194.9	$196.1
Goodwill	104.4	104.4
Intangible assets other than goodwill	292.7	292.7
Other long-term assets	0.3	0.2

Assets held for sale, non-current	$592.3	$593.4

Liabilities
Accounts payable and accrued expenses	$8.2	$10.1

Liabilities held for sale, current	$8.2	$10.1

Net revenues, income before income taxes and net income of Harrah’s St. Louis, which are presented as discontinued operations in our consolidated condensed statements of comprehensive loss for the quarters and nine months ended September 30, 2012 and 2011, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net revenues	$60.8	$64.3	$189.3	$194.6

Pre-tax income from discontinued operations	$4.6	$18.4	$46.5	$57.9

Discontinued operations, net of income taxes	$2.8	$11.2	$28.5	$35.2

Sale and Contribution of Thistledown Racetrack

In August 2012, Caesars Ohio Investment, LLC (“COI”) sold a 53.39% interest in Thistledown Racetrack, LLC (“Thistledown”) to Rock Ohio Ventures, LLC (formerly Rock Gaming, LLC) (“Rock”) for $28.6 million. Effectively concurrent with this sale, COI contributed their remaining 46.61% interest in Thistledown to Rock Ohio Caesars, LLC (“ROC”) in exchange for additional equity interests. Immediately subsequent to these transactions, Rock purchased equity interests in ROC from COI for $14.3 million to retain an 80% ownership interest in ROC. The Company recognized an $11.0 million gain on these transactions.

Note 3—Property and Equipment, net

Property and equipment, net consists of the following:

(In millions)	September 30, 2012	December 31, 2011
Land and land improvements	$7,400.3	$7,411.8
Land concessions	504.4	606.7
Buildings, riverboats, and improvements	8,987.1	8,944.5
Furniture, fixtures, and equipment	2,464.3	2,353.2
Construction in progress	362.9	361.1

	19,719.0	19,677.3
Less: accumulated depreciation	(3,130.4)	(2,607.4)

	$16,588.6	$17,069.9

Interest capitalized was $9.5 million and $11.6 million for the quarter ended September 30, 2012 and 2011, respectively, and $27.6 million and $12.2 million for the nine months ended September 30, 2012 and 2011, respectively. Interest capitalized in 2012 was primarily related to Project Linq, a dining, entertainment, and retail development between our Flamingo and Imperial Palace casinos, on the east side of the Las Vegas Strip.

In March 2012, we halted our development project in Biloxi, Mississippi and recorded a tangible asset impairment on construction in progress of $167.5 million. In September 2012, we recorded an additional tangible asset impairment of $13.0 million related to certain land associated with the halted project.

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

Depreciation expense, which is included in depreciation and amortization, corporate expense, and income from discontinued operations in our consolidated condensed statements of comprehensive loss, is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Depreciation expense	$188.2	$187.5	$571.8	$550.2

Note 4—Goodwill and Other Intangible Assets

The following table sets forth changes in our goodwill and other intangible assets for the nine months ended September 30, 2012.

	Amortizing	Non-Amortizing Intangible Assets
(In millions)	Intangible Assets	Goodwill	Other
Balance at December 31, 2011	$1,163.7	$3,360.4	$3,199.5
Impairments	—	(247.0)	(192.0)
Additions	—	7.5	—
Amortization expense	(129.6)	—	—
Contribution of Thistledown to joint venture	—	(20.1)	—
Foreign currency translation	0.3	—	0.8

Balance at September 30, 2012	$1,034.4	$3,100.8	$3,008.3

Each year, we perform a preliminary annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30. In the fourth quarter of each year, we update our preliminary assessment, once we finalize our long-term operating plan for the next fiscal year and various other assumptions. We perform assessments for impairment of goodwill and other intangible assets more frequently if impairment indicators exist.

In the second quarter of 2012, due to weak economic conditions in certain gaming markets in which we operate, we performed an interim assessment of goodwill and other non-amortizing intangible assets for impairment. This analysis resulted in an impairment charge of $33.0 million related to trademark intangibles. We have completed our preliminary annual assessment of goodwill and other non-amortizing intangible assets as of September 30, 2012, which resulted in impairment charges of $406.0 million, which is comprised of $247.0 million related to goodwill, $127.0 million related to trademarks, and $32.0 million related to gaming rights. These impairment charges are a result of the combination of an increase in our discount rate, and reduced projected revenues associated with these intangible assets within our long-term operating plan as a result of the current economic climate.

We are not able to finalize our annual impairment assessment until such time as we finalize the Company’s 2013 operating plan and certain other assumptions, which we expect to complete during fourth quarter 2012. Changes to the preliminary 2013 operating plan or other assumptions could require us to update our annual impairment assessment, which could result in either a reduction to the charge recorded during the quarter ended September 30, 2012 or in an additional impairment charge.

For our preliminary assessment, we determined the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), combined with estimated future cash flows discounted at rates commensurate with the Company’s capital structure and cost of capital, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluated the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our actual market capitalization at September 30, 2012 in connection with the determination of an appropriate discount rate. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell cash-intensive businesses such as casinos. We determine the estimated fair values of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.

The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the economy deteriorates further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the next twelve months within our financial statements, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired due to a recent impairment analysis, and for our Las Vegas properties, which have a significant portion of our total remaining goodwill balance.

As discussed in Note 2, “Acquisitions, Investments and Dispositions,” we contributed our interests in Thistledown to ROC which included $20.1 million of goodwill.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	September 30, 2012				December 31, 2011
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	7.3	$1,456.7	$(586.8)	$869.9	$1,456.7	$(492.4)	$964.3
Contract rights	2.2	145.1	(62.9)	82.2	144.4	(52.3)	92.1
Patented technology	3.6	118.9	(67.7)	51.2	118.9	(45.9)	73.0
Gaming rights	11.8	42.8	(12.2)	30.6	42.8	(10.2)	32.6
Trademarks	0.3	7.8	(7.3)	0.5	7.8	(6.1)	1.7

		$1,771.3	$(736.9)	1,034.4	$1,770.6	$(606.9)	1,163.7

Non-amortizing intangible assets
Trademarks				1,748.9			1,908.7
Gaming rights				1,259.4			1,290.8

				3,008.3			3,199.5

Total intangible assets other than goodwill				$4,042.7			$4,363.2

Note 5—Debt

The following table presents our outstanding debt as of September 30, 2012 and December 31, 2011:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Sept. 30, 2012	Face Value at Sept. 30, 2012	Book Value at Sept. 30, 2012	Book Value at Dec. 31, 2011
Credit Facilities
Term Loans B1 - B3	2015	3.22%	$1,985.7	$1,985.7	$5,000.5
Term Loan B4	2016	9.50%	972.5	956.1	961.2
Term Loan B5	2018	4.47%	1,222.7	1,218.7	1,218.2
Term Loan B6	2018	5.47%	2,044.9	2,027.9	—
Revolving Credit Facility	2014	—	—	—	155.0
Revolving Credit Facility	2017	—	—	—	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095.0	2,058.7	2,054.6
Senior Secured Notes	2020	8.50%	1,250.0	1,250.0	—
Senior Secured Notes	2020 (a)	9.00%	750.0	750.0	—
CMBS Financing	2015 (b)	3.24%	4,829.1	4,825.0	5,026.0
Second-Priority Senior Secured Notes	2018	12.75%	750.0	742.7	742.1
Second-Priority Senior Secured Notes	2018	10.00%	4,553.1	2,224.6	2,131.2
Second-Priority Senior Secured Notes	2015	10.00%	214.8	171.2	164.2
Chester Downs Term Loan	2016	—	—	—	221.3
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	—
PHW Las Vegas Senior Secured Loan	2015 (b)	3.10%	515.6	433.0	417.9
Linq/Octavius Senior Secured Loan	2017	9.25%	450.0	446.3	445.9
Subsidiary-Guaranteed Debt
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.5%	9.8	9.8	8.6
Unsecured Senior Debt
5.375%	2013	5.375%	125.2	114.5	108.6
7.0%	2013	7.00%	0.6	0.6	0.6
5.625%	2015	5.625%	364.5	301.7	287.7
6.5%	2016	6.50%	248.7	198.2	190.6
5.75%	2017	5.75%	147.9	106.6	107.2
Floating Rate Contingent Convertible Senior Notes	2024	0.57%	0.2	0.2	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	64.3	64.3	65.7
Other	Various	Various	28.9	28.9	0.4
Capitalized Lease Obligations	to 2014	1.10%-9.49%	35.2	35.2	13.6

Total Debt			23,467.3	20,758.5	19,799.9
Current Portion of Long-Term Debt (a) (c)			(800.8)	(797.3)	(40.4)

Long-Term Debt			$22,666.5	$19,961.2	$19,759.5

(a)

Represents the note offering that occurred in August 2012. Although the notes mature in 2020, they are classified as short-term obligations within our September 30, 2012 balance sheet because the escrow conditions were not met as of that date.

(b)	Assumes the exercise of extension options to move the maturity from 2013 to 2015, subject to certain conditions.
(c)	The CMBS Financing is not included in our current portion of long-term debt due to (b) above.

As of September 30, 2012 and December 31, 2011, book values are presented net of unamortized discounts of $2,708.8 million and $2,858.0 million, respectively.

Our current maturities of debt include required interim principal payments on certain Term Loans, the special improvement district bonds and capitalized lease obligations. The current portion of long-term debt also includes $750.0 million and $0.6 million of 9.0% senior secured notes and 7.0% unsecured senior debt, respectively. Our current maturities exclude the CMBS financing due in February 2013 based upon the assumed exercise of our option to extend the maturity to 2015.

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

During the second and third quarters of 2012, CEOC extended the maturity on an additional $123.5 million of B-1, B-2, and B-3 term loans and converted another $47.3 million of original maturity revolver commitments to Term B-6 Loans.

As of September 30, 2012, our Credit Facilities provide for senior secured financing of up to $7,296.8 million, consisting of (i) senior secured term loans in an aggregate principal amount of $6,225.8 million, comprised of $1,985.7 million maturing on January 28, 2015, $972.5 million maturing on October 31, 2016, and $3,267.6 million maturing on January 28, 2018, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $1,071.0 million, with $1,046.0 million maturing January 28, 2014 and $25.0 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $3.7 million, with the balance due at maturity. As of September 30, 2012, $95.5 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $975.5 million of additional borrowing capacity was available to the Company under its revolving credit facility as of September 30, 2012.

Subsequent to September 30, 2012, CEOC consummated extension transactions with lenders under its Credit Facilities. See Note 16, “Subsequent Events” for further discussion.

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

In February 2012, Caesars Operating Escrow LLC and Caesars Escrow Corporation, wholly-owned unrestricted subsidiaries of CEOC, completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020 (the “8.5% notes”), the proceeds of which were placed into escrow. On March 1, 2012, the escrow conditions were satisfied and CEOC assumed the 8.5% notes. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of its senior secured term loans under the Credit Facilities in connection with the March 2012 amendment discussed above.

During the second quarter of 2012, a subsidiary of Caesars Entertainment purchased $5.9 million face value of CEOC debt for $3.2 million, recognizing a gain of $1.0 million.

In June 2012, a subsidiary of Caesars Entertainment issued a non-interest bearing promissory note in the amount of $28.5 million. See Note 7, “Stockholders’ Equity, Non-controlling Interests and Loss Per Share,” for more information.

In August 2012, Caesars Operating Escrow LLC and Caesars Escrow Corporation, wholly-owned unrestricted subsidiaries of CEOC, completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020 (the “9% notes”), the proceeds of which were placed into escrow and recorded as short-term restricted cash. On October 5, 2012, the escrow conditions were satisfied and CEOC assumed the 9% notes. CEOC used $478.8 million of the net proceeds from this transaction to repay a portion of its senior secured term loans under the Credit Facilities in connection with the consummation of the transactions occurring subsequent to September 30, 2012 as further described in Note 16, “Subsequent Events”.

Restrictive Covenants and Other Matters

Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Specifically, CEOC’s senior secured credit facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months (“LTM”) Adjusted EBITDA-Pro Forma - CEOC Restricted. This ratio excludes up to $2,200.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted cash on hand. As of September 30, 2012, CEOC’s senior secured leverage ratio was 4.02 to 1.0. Many factors affect CEOC’s continuing ability to comply with the covenant including (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) increases in cost-savings actions, (c) asset sales, (d) issuing additional second lien or unsecured debt, (e) equity financings, (f) delays in investments in new developments, or (g) a combination thereof. In addition, under certain circumstances, our senior secured credit facilities allow us to apply cash contributions received by CEOC as an increase to Adjusted EBITDA if CEOC is unable to meet its Senior Secured Leverage Ratio.

In addition, certain covenants contained in CEOC’s senior secured credit facilities and indentures covering its second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA-Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of September 30, 2012, CEOC’s total first priority secured leverage ratio and consolidated leverage ratio were 5.74 to 1.0 and 11.67 to 1.0, respectively. For the twelve months ended September 30, 2012, CEOC’s LTM Adjusted EBITDA-Pro Forma - CEOC Restricted were insufficient to cover fixed charges by $570.7 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio, and consolidated leverage ratio described in this paragraph are not maintenance covenants.

Note 6—Derivative Instruments

Derivative Instruments–Interest Rate Swap Agreements

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2012, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

The major terms of the interest rate swap agreements as of September 30, 2012 are as follows:

Effective Date	Notional Amount	Fixed Rate Paid	Variable Rate Received as of September 30, 2012	Next Reset Date	Maturity Date
	(In millions)
April 25, 2011	$250.0	1.351%	0.217%	October 25, 2012	January 25, 2015
April 25, 2011	250.0	1.347%	0.217%	October 25, 2012	January 25, 2015
April 25, 2011	250.0	1.350%	0.217%	October 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.068%	0.217%	October 25, 2012	January 25, 2015
April 25, 2011	1,000.0	3.150%	0.217%	October 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.750%	0.217%	October 25, 2012	January 25, 2015
April 25, 2011	1,000.0	3.264%	0.217%	October 25, 2012	January 25, 2015
January 25, 2011	1,000.0	3.814%	0.217%	October 25, 2012	January 25, 2015

The variable rate on our interest rate swap agreements did not materially change as a result of the October 25, 2012 reset.

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

Derivative Instruments–Interest Rate Cap Agreements

We have an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective in January 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5%. We are amortizing deferred losses from the interest rate cap frozen in accumulated other comprehensive loss (“AOCL”) into income over the original remaining term of the hedged forecasted transactions that are still probable of occurring. For the quarter and nine months ended September 30, 2012, we recorded $5.2 million and $15.6 million, respectively, as an increase to interest expense, and we will record an additional $8.7 million as an increase to interest expense and AOCL through the termination date, all related to deferred losses on the interest rate cap. At September 30, 2012, $4,650.2 million of the interest rate cap was designated a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.

The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to each debt extinguishment. In connection with the extinguishments, we reclassified deferred losses out of AOCL and into interest expense associated with the hedge for which the forecasted future transactions are no longer probable of occurring.

Derivative Instruments–Other

During the second quarter of 2012, the Company entered into a written put option (the “Option”) for certain preferred equity interests. The potential future aggregate cash payments of $24.3 million as of September 30, 2012 related to the Option may occur from time to time. Based on the structure of this security as a written put option, the obligation for these potential cash payments is not reflected in our consolidated condensed balance sheets. Additionally, the Option is recorded in our consolidated condensed balance sheets at its fair value, which was $0 as of September 30, 2012.

Derivative Instruments–Impact on Consolidated Condensed Financial Statements

The following table represents the fair values of derivative instruments in the consolidated condensed balance sheets as of September 30, 2012 and December 31, 2011:

	Asset Derivatives						Liability Derivatives
	September 30, 2012			December 31, 2011			September 30, 2012		December 31, 2011
(In millions)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate caps	Deferred charges and other		$—	Deferred charges and other		$—
Derivatives not designated as hedging instruments
Interest rate swaps							Deferred credits and other	$(347.0)	Deferred credits and other	$(336.1)
Interest rate caps	Deferred charges and other		*	Deferred charges and other		*

Total derivatives		$	*		$	*		$(347.0)		$(336.1)

*	Amount rounds to zero

The following table represents the effect of derivative instruments in the consolidated condensed statements of comprehensive loss for the quarters ended September 30, 2012 and 2011 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)		Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended Sept. 30, 2012	Quarter Ended Sept. 30, 2011		Quarter Ended Sept. 30, 2012	Quarter Ended Sept. 30, 2011		Quarter Ended Sept. 30, 2012	Quarter Ended Sept. 30, 2011
Interest rate contracts	$—	$72.6	Interest expense	$6.9	$40.5	Interest expense	$—	$(78.7)

(In millions)							Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments						Location of (Gain) or Loss Recognized in Net Loss	Quarter Ended Sept. 30, 2012	Quarter Ended Sept. 30, 2011
Interest rate contracts						Interest expense	$(6.2)	$6.3

The following table represents the effect of derivative instruments in the consolidated condensed statements of comprehensive loss for the nine months ended September 30, 2012 and 2011 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)		Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011		Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011		Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011
Interest rate contracts	$—	$74.4	Interest expense	$21.2	$59.8	Interest expense	$—	$(74.3)

(In millions)							Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments						Location of (Gain) or Loss Recognized in Net Loss	Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011
Interest rate contracts						Interest expense	$10.9	$11.9

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid monthly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters and nine months ended September 30, 2012 and 2011 by $42.6 million and $41.0 million, and $126.6 million and $158.3 million, respectively.

At September 30, 2012, our variable-rate debt, excluding $5,750.0 million of variable-rate debt hedged using interest rate swap agreements, represents 27% of our total debt, while our fixed-rate debt is 73% of our total debt.

Note 7—Stockholders’ Equity, Non-controlling Interests and Loss Per Share

Common Stock

In January 2012, the Company entered into an agreement with certain of its direct and indirect stockholders, pursuant to which the Company, Hamlet Holdings, and entities controlled by the Sponsors released the contractual transfer restrictions on 24.2 million shares of our common stock (the “Released Shares”) beneficially owned by certain indirect stockholders (the “Participating Co-Investors”). In consideration for such release, the Participating Co-Investors agreed to contribute 1.8 million shares to the Company (the “Delivered Shares”). The Company agreed to cause the registration for resale (the “Shelf Registration”) under the Securities Act of the remaining Released Shares not constituting Delivered Shares (the “Registered Shares”) and the listing of the Registered Shares on NASDAQ.

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

The Shelf Registration was filed in February 2012, and, upon its effectiveness, 50% of the Registered Shares became eligible for resale under the Shelf Registration. The remaining 50% of the Registered Shares became eligible for resale in August 2012.

In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million. In April 2012, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, whereby the Company may issue and sell up to 10.0 million shares of the Company’s common stock from time to time. As of September 30, 2012, the Company has sold 15,000 shares with an aggregate offering price of approximately $216,000.

Non-controlling Interests

In March 2012, Rock and Caesars Interactive Entertainment Inc. (“CIE”), a majority-owned subsidiary of Caesars, entered into an agreement pursuant to which Rock purchased approximately 6,155 shares of CIE common stock for $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012. In June 2012, CIE and Rock modified the agreement such that CIE issued to Rock approximately 382 shares of CIE common stock and a promissory note for $28.5 million in exchange for $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock upon the satisfaction of certain specified criteria and is classified as long-term debt in our consolidated condensed balance sheet at September 30, 2012. Pursuant to the terms of the original agreement, Rock has the option to purchase approximately 3,140 additional shares of CIE common stock for $19.2 million in cash, which option must be exercised on or before November 15, 2012.

Loss Per Share

Basic loss per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and income from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the quarter and nine months ended September 30, 2012 and 2011, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted earnings per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.

The following table shows the number of shares which were excluded from the computation of diluted loss per share for the quarter and nine months ended September 30, 2012 and 2011, as they were anti-dilutive:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Stock options outstanding	8.1	6.8	7.4	5.9
Warrants outstanding	0.4	0.1	0.4	0.1

Total anti-dilutive potential common shares	8.5	6.9	7.8	6.0

Note 8—Stock-Based Compensation

Our stock-based compensation expense consists primarily of time-based and performance-based options of Caesars Entertainment and one of its subsidiaries that have been granted to management, other personnel and key service providers. The Company has recognized compensation expense associated with its stock-based compensation programs as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Amounts included in:
Corporate expense	$6.3	$4.1	$20.5	$10.0
Property, general, administrative, and other	3.5	3.3	22.5	7.6

Total stock-based compensation expense	$9.8	$7.4	$43.0	$17.6

During the quarter and nine months ended September 30, 2012, the Company recorded $2.0 million and $18.2 million, respectively, of expense related to stock-based awards of its subsidiaries, of which $1.8 million and $17.3 million, respectively, related to liability-classified awards that are re-measured to fair value at each reporting date, and $0.2 million and $0.9 million, respectively, related to equity-classified awards that are measured at their fair value at the date of grant.

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

•

the maximum number of shares of common stock subject to those options and stock appreciation rights that are granted during any calendar year to any individual under the 2012 Incentive Plan is 3,433,509 shares, prior to consideration of the July 2012 amendment as further described below;

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

During the third quarter of 2012, the Company’s stockholders approved (1) an amendment to the 2012 Incentive Plan to increase the maximum number of shares of the Company’s common stock with respect to which stock options and stock appreciation rights may be granted during any calendar year to any individual under the 2012 Incentive Plan from 3,433,509 shares to 6,500,000 shares, and (2) a one-time stock option exchange program (the “Option Exchange”), to permit the Company to cancel certain stock options held by some of our employees, service providers and directors in exchange for new, replacement options to purchase an equal number of shares of our common stock (the “Replacement Options”).

Options eligible for the Option Exchange (the “Eligible Options”) were granted on or prior to February 9, 2012 and had an exercise price equal to or greater than $20.09 per share. Replacement Options have an exercise price of $8.22 per share, a ten-year term and a new vesting schedule determined on a grant-by-grant basis, as follows:

•

Vesting of Time-Based Options. Each Replacement Option granted in exchange for a time-based eligible option will have a new vesting schedule as follows: 20% of the Replacement Options will be immediately vested, with the remainder vesting in four equal installments of 20% each on each of the first four anniversaries of the exchange date.

•	Vesting of Performance-Based Options. Each Replacement Option granted in exchange for a performance-based eligible option will have a new vesting schedule as follows:

•

With respect to the Eligible Options subject to vesting if funds affiliated with TPG Capital, L.P. (the “TPG Members”) and Apollo Global Management, LLC (the “Apollo Members” and together with the TPG Members, the “Sponsors”) achieve a return on their investment that is equal to or greater than 1.5x, the Replacement Options granted in exchange for such options will vest on the date that the Company’s 30-day trailing average closing common stock price equals or exceeds $35.00 per share.

•

With respect to the Eligible Options subject to vesting if funds affiliated with the Sponsors achieve a return on their investment that is equal to or greater than 2.0x, the Replacement Options granted in exchange for such options will vest on the date that the Company’s 30-day trailing average closing common stock price equals or exceeds $57.41 per share.

•

Vesting of Loveman Performance-Based Option. With respect to the Eligible Option to purchase 290,334 shares of the Company’s common stock granted on November 29, 2011 to Gary Loveman, the Company’s Chairman of the Board, Chief Executive Officer and President, the vesting of which differs from the vesting of the other outstanding performance-based eligible options described above and is eligible to vest if funds affiliated with the Sponsors achieve a return on their investment that is equal to or greater than 1.0x (the “Loveman Performance-Based Option”), the Replacement Option granted in exchange for the Loveman Performance-Based Option will vest on the date that the Company’s 30-day trailing average closing common stock price equals or exceeds $57.41 per share.

As a result of the Option Exchange, additional expense of $2.2 million was recognized in the third quarter of 2012. An additional $13.0 million will be recognized in future periods as the Replacement Options vest.

The following is a summary of share-based option activity, adjusted for the stock split, including options under the 2008 Incentive Plan and 2012 Incentive Plan and warrants to purchase common stock, for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	8,744,649	$38.15
Granted	7,992,285	$8.47
Canceled	(8,296,470)	$31.35

Outstanding at September 30, 2012	8,440,464	$10.71

Vested and expected to vest at September 30, 2012	7,033,200	$10.71

Exercisable at September 30, 2012	1,404,145	$10.69

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

The components of write-downs, reserves, and project opening costs, net of recoveries are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Write-downs and reserves, net of recoveries:
Divestitures and abandonments	$28.1	$4.2	$42.7	$3.9
Remediation costs	6.4	1.7	12.4	9.4
Efficiency projects	1.8	10.6	9.6	36.1
Gain on Thistledown contribution	(11.0)	—	(11.0)	—
Other	4.5	(4.0)	5.0	6.4

Total write-downs and reserves, net of recoveries	29.8	12.5	58.7	55.8
Project opening costs	2.8	—	4.7	4.2

Total write-downs, reserves, and project opening costs, net of recoveries	$32.6	$12.5	$63.4	$60.0

Divestitures and abandonments include (gains)/losses on divested or abandoned assets and costs associated with various projects that are determined to no longer be viable. For the quarter and nine months ended September 30, 2012, divestitures and abandonments include charges of $20.2 million and $24.7 million, respectively, related to a previously halted development project in Biloxi, Mississippi.

Remediation costs relate to projects at certain of our Las Vegas properties.

Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at streamlining corporate and operating functions to achieve cost savings and efficiencies, such as Project Renewal, an initiative designed to reinvent certain aspects of the Company’s functional and operating units to gain significant further cost reductions and streamline its operations.

As previously discussed in Note 2, “Acquisitions, Investments and Dispositions,” the Company divested of its Thistledown property recognizing an $11.0 million gain on the transaction.

Other includes contingent liability reserves, demolition costs, and other non-routine transactions.

Note 10—Income Taxes

Total income taxes were allocated as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Income tax benefit on loss before income taxes	$225.5	$77.7	$502.9	$271.2
Income tax expense on discontinued operations	(1.8)	(7.2)	(18.0)	(22.7)
Accumulated other comprehensive loss	(4.1)	14.2	(8.7)	14.0
Goodwill	—	(5.3)	—	(5.3)
Accumulated deficit	—	—	—	(6.0)
Additional paid-in capital	2.1	—	2.1	—

We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.

The effective tax rate for the quarter and nine months ended September 30, 2012 was 30.8% and 32.3%, respectively. The primary cause for the diversion from the federal statutory rate of 35% is the negative impact of nondeductible goodwill impairments.

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. The IRS audit of our 2008 federal income tax year concluded during the quarter ended June 30, 2010. The IRS proposed an adjustment to our cancellation of debt income tax position which was appealed. In the quarter ended June 30, 2012, the issue was settled resulting in a reduction of our net operating loss carryforwards of approximately $5 million. In connection with the settlement, the total amount of unrecognized tax benefits (“UTB”) decreased by $72.2 million. The decrease in UTB did not impact the Company’s effective tax rate.

Note 11—Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of September 30, 2012 and December 31, 2011:

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Investments	$117.8	$117.0	$0.8	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(347.0)	—	(347.0)	—
December 31, 2011
Assets:
Investments	$108.4	$106.9	$1.5	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(336.1)	—	(336.1)	—

*	Amount rounds to zero

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

The fair value of investments in marketable securities were as follows:

(In millions)	September 30, 2012	December 31, 2011
Corporate bonds	$0.8	$1.5
Equity securities	2.9	2.4
Government bonds	112.1	102.5
Other liquid investments	2.0	2.0

Total investments	$117.8	$108.4

Gross unrealized gains and losses on marketable securities at September 30, 2012 and December 31, 2011 were not material.

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

Items Measured at Fair Value on a Non-recurring Basis

The following table shows the fair value of our assets that are required to be measured at fair value as of September 30, 2012 and the total impairment recorded on these assets during the three months ended September 30, 2012:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Impairment
September 30, 2012
Assets:
Intangible and tangible assets	$1,647.1	$—	$—	$1,647.1	$(419.0)

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:

Intangible and tangible assets – Market and income approaches were used to value the intangible and tangible assets in accordance with the provisions of FASB Codification Subtopic 350, Intangibles — Goodwill and Other, and Subtopic 360, Property, Plant, and Equipment. Inputs included an expected range of market values, probabilities made by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate. See Note 4, “Goodwill and Other Intangible Assets,” for further discussion regarding the valuation of our intangible assets.

Items Disclosed at Fair Value

Long-term debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of September 30, 2012, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of September 30, 2012, the Company’s outstanding debt had a fair value of $19,672.1 million and a carrying value of $20,758.5 million.

Note 12—Litigation, Contractual Commitments and Contingent Liabilities

Litigation

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

On October 21, 2010, the administrative law judge (“ALJ”) issued a decision and ruled in our favor on a number of key issues. Although both the Company and the Nevada Department of Taxation filed an appeal of the decision with the Nevada Tax Commission (“Commission”), the case was returned to the ALJ for further factual development. The ALJ’s issued a second decision on March 8, 2012, reversing her previous, partially favorable ruling relating to the taxability of complimentary employee meals and affirmed the taxability of complimentary meals but limited the entire sales tax assessment to the amount of the Company’s use tax refund claims resulting in no use tax refund awarded but no sales tax amounts due. The ALJ decision was affirmed in the Commission hearing on June 25, 2012 and the Commission’s final decision was issued on July 31, 2012. We filed a petition for judicial review with the District Court on August 7, 2012.

Subsequent to the written Commission decision issued in February for another gaming company, the Department has issued draft regulations requiring the collection of sales tax on the retail value of complimentary meals and the cost of employee meals. Although the Commission approved the regulation on June 25, 2012, there are several additional approvals required, including by the Legislative Commission, before the regulation is finalized. On June 6, 2012, the Department issued additional guidance regarding the payment of sales tax on complimentary and employee meals, maintaining that meals are taxable as of February 15, 2012 but that the payment of the tax is due, without penalty or interest, at the earlier of (a) one month after approval of the regulation by the Legislative Commission, (b) one month after a Nevada Supreme Court decision, (c) the effective date of any legislation or (d) June 30, 2013. The Department stated that it provided this additional guidance regarding the deferral of payment requirements because the Legislative Commission has not had the opportunity to approve the regulation and because there are several ongoing appeals that have not been heard by the Tax Commission and the Nevada Supreme Court.

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

Contractual Commitments and Contingent Liabilities

Material changes to our aggregate indebtedness are described in Note 5, “Debt.” At September 30, 2012, our estimated interest payments for the years ended December 31, 2012 through 2016 are approximately $441 million, $1,770 million, $1,774 million, $1,397 million, and $1,228 million, respectively, and our estimated interest payments thereafter are approximately $1,783 million.

There have been no material changes of our other known contractual obligations or contingent liabilities to those set forth in our 2011 10-K.

Note 13—Supplemental Cash Flow Disclosures

Cash Paid for Interest and Taxes

The following table reconciles our interest expense, net of capitalized interest, per the consolidated condensed statements of comprehensive loss, to cash paid for interest:

	Nine Months Ended September 30,
(In millions)	2012	2011
Interest expense, net of interest capitalized	$1,574.3	$1,448.3
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(138.7)	(201.8)
Amortization of deferred finance charges	(66.5)	(54.0)
Net amortization of discounts and premiums	(166.2)	(122.2)
Amortization of accumulated other comprehensive loss	(21.2)	(60.6)
Rollover of PIK interest to principal	(1.0)	(1.1)
Change in fair value of derivative instruments	(10.9)	62.4

Cash paid for interest	$1,169.8	$1,071.0

Cash payments/(refunds) of income taxes, net	$9.1	$(2.4)

Significant non-cash transactions during the nine months ended September 30, 2012 include a contribution of 1.8 million shares by the Participating Co-Investors, as further described in Note 7, “Stockholders’ Equity, Non-controlling Interests and Loss Per Share,” non-cash intangible asset impairments of $439.0 million, as further described in Note 4, “Goodwill and Other Intangible Assets,” and non-cash impairment charges on tangible assets of $281.5 million, as further described in Note 3, “Property and Equipment, net.”

Note 14—Related Party Transactions

In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to the Sponsors, which are included in corporate expense in our consolidated condensed statements of comprehensive loss, were $7.5 million in each of the quarters ended September 30, 2012 and 2011 and $22.5 million for each of the nine-month periods ended September 30, 2012 and 2011. We also reimburse the Sponsors for expenses that they incur related to their management services.

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

Effective January 1, 2012, we adopted the revised guidance for goodwill impairment testing. The new guidance allows an entity to perform a qualitative assessment on goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In July 2012, the guidance was amended to include assessments for indefinite-lived intangible assets. The Company adopted the amended guidance in the second quarter of 2012 as permitted under the amendment.

Note 16—Subsequent Events

Sale of Harrah’s St Louis Casino

As disclosed in Note 2, “Acquisitions, Investments and Dispositions,” the Company entered into an agreement to sell its Harrah’s St. Louis casino to Penn for $610.0 million. The sale closed on November 2, 2012 and the Company expects to record any gain or loss on the transaction in the fourth quarter of 2012.

9% Notes

In August 2012, Caesars Operating Escrow LLC and Caesars Escrow Corporation, wholly-owned unrestricted subsidiaries of CEOC, completed the offering of the 9% Notes, the proceeds of which were placed into escrow and recorded as restricted cash. On October 5, 2012, the escrow conditions were satisfied and CEOC assumed the 9% notes. CEOC used $478.8 million of the net proceeds from this transaction to repay a portion of its senior secured term loans under the Credit Facilities in connection with the extension transactions occurring subsequent to September 30, 2012 as described in “Extension Transactions Under the Credit Facility” below.

Extension Transactions Under the Credit Facility

On October 5, 2012, CEOC consummated extension transactions with lenders under its Credit Facilities pursuant to which CEOC (i) extended the maturity of $957.5 million aggregate principal amount of B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018, which are new B-6 term loans; (ii) converted $276.6 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to B-6 term loans; and (iii) extended the maturity of $12.2 million aggregate principal amount of original maturity revolver commitments held by consenting lenders who elected not to convert their commitments to term loans, from January 28, 2014 to January 28, 2017 and increased the interest rate and the undrawn commitment fee with respect to such extended revolver commitments. The Term B-6 Loans have a springing maturity to April 14, 2017 if more than $250.0 million of CEOC’s 11.25% Senior Secured Notes due 2017 remain outstanding on April 14, 2017. As a result of these transactions, CEOC repaid $478.8 million principal amount of term loans of extending lenders and terminated $144.4 million principal amount of revolving commitments of extending lenders.

On October 29, 2012, CEOC consummated extension transactions under its Credit Facilities pursuant to which CEOC converted $150.0 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to B-6 term loans. As a result of these transactions, CEOC repaid $75.0 million principal amount of term loans of extending lenders, terminated $150.0 million principal amount of revolving commitments of extending lenders, and increased the amount of outstanding B-6 term loans by $75.0 million. In addition to the foregoing, CEOC may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.

After taking into account the extensions, repayments and commitment reductions described above, there was $2,738.9 million face value of B-6 term loans outstanding, $1,026.4 million face value of B-1, B-2 and B-3 term loans outstanding with a maturity of January 28, 2015, $607.1 million of revolving commitments outstanding with a maturity of January 28, 2014 and $31.1 million of revolving commitments outstanding with a maturity of January 28, 2017.

Baltimore, Maryland

In July 2012, a consortium led by the Company was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars entered into definitive agreements with investors associated with Rock Gaming, The Stronach Group, Caves Valley Partners and Brown Capital Management to form a joint venture that will build and own the casino. Subject to regulatory approvals and receipt of project financing, Caesars expects to begin construction of the casino in the first half of 2013 and to open the casino to the public in the middle of 2014. Pursuant to such definitive agreements, we committed to contribute a maximum of $78.0 million in capital to the joint venture, $12.0 million of which has previously been contributed, for the purpose of developing and constructing the casino. Caesars has an approximately 52% ownership interest in the joint venture, which is a consolidated subsidiary.

Bill’s Gamblin’ Hall and Saloon Conversion Financing

In November 2012, the Company entered into a $185.0 million, seven year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% to fund the conversion of Bill’s Gamblin’ Hall & Saloon into a boutique lifestyle hotel that includes a dayclub/nightclub. The conversion will include a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Company will own the property and manage the casino, hotel, and food and beverage operations, and the dayclub/nightclub will be leased to a third party. The renovated hotel, casino, and restaurant are expected to open in December 2013 and the dayclub/nightclub is expected to open in April 2014.

Note 17—Consolidating Financial Information of Guarantors and Issuers

CEOC is the issuer of certain registered debt securities, a portion of which is guaranteed by Caesars Entertainment (“Parent-Only Guaranteed Debt”) and a portion of which is guaranteed by both Caesars Entertainment and certain wholly-owned subsidiaries of CEOC (“Parent and Subsidiary Guaranteed Debt”). The table below presents the condensed consolidating financial information relevant to these two guarantee structures as of September 30, 2012, and December 31, 2011, and for the quarters and nine months ended September 30, 2012 and 2011. The CEC (parent guarantor), subsidiary issuer, and subsidiary non-guarantors of parent-only guaranteed debt columns represent the information related to the Parent-Only Guaranteed Debt structure. The CEC (parent guarantor), subsidiary issuer, subsidiary guarantors of parent and subsidiary guaranteed debt, and subsidiary non-guarantors of parent and subsidiary guaranteed debt columns represent the information related to the Parent and Subsidiary Guaranteed Debt structure.

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

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2012

(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Cash and cash equivalents	$19.3	$430.0	$289.8	$450.3	$740.1	$—	$1,189.4
Restricted cash	—	—	—	799.4	799.4	—	799.4
Assets held for sale	—	—	9.7	—	9.7	—	9.7
Other current assets	29.8	339.7	680.0	399.5	1,079.5	(567.7)	881.3
Property and equipment, net	—	192.8	9,084.2	7,311.6	16,395.8	—	16,588.6
Goodwill	—	—	1,279.2	1,821.6	3,100.8	—	3,100.8
Intangible assets other than goodwill	—	4.4	3,259.4	778.9	4,038.3	—	4,042.7
Investments in subsidiaries	—	12,440.2	759.7	899.7	1,659.4	(14,099.6)	—
Restricted cash	—	—	—	269.3	269.3	—	269.3
Intercompany receivables	660.1	1,088.3	585.9	153.6	739.5	(2,487.9)	—
Assets held for sale	—	—	592.3	—	592.3	—	592.3
Other long-term assets	0.6	317.4	178.2	373.2	551.4	—	869.4

	$709.8	$14,812.8	$16,718.4	$13,257.1	$29,975.5	$(17,155.2)	$28,342.9

Liabilities and Stockholders’ Equity/(Deficit)
Interest payable	$—	$326.3	$1.7	$20.7	$22.4	$—	$348.7
Current portion of long-term debt	—	11.9	21.9	763.5	785.4	—	797.3
Liabilities held for sale	—	—	8.2	—	8.2	—	8.2
Other current liabilities	33.9	398.6	816.9	789.4	1,606.3	(567.7)	1,471.1
Long-term debt	—	14,733.7	52.5	6,074.8	6,127.3	(899.8)	19,961.2
Accumulated losses of subsidiaries in excess of investment	587.5	—	—	—	—	(587.5)	—
Deferred credits and other	—	611.5	161.0	119.6	280.6	—	892.1
Deferred income taxes	—	376.6	2,427.3	1,945.7	4,373.0	—	4,749.6
Intercompany payables	55.0	714.4	871.7	846.8	1,718.5	(2,487.9)	—

	676.4	17,173.0	4,361.2	10,560.5	14,921.7	(4,542.9)	28,228.2

Total Caesars stockholders’ equity/(deficit)	33.4	(2,360.2)	12,357.2	2,615.3	14,972.5	(12,612.3)	33.4
Non-controlling interests	—	—	—	81.3	81.3	—	81.3

Total equity/(deficit)	33.4	(2,360.2)	12,357.2	2,696.6	15,053.8	(12,612.3)	114.7

	$709.8	$14,812.8	$16,718.4	$13,257.1	$29,975.5	$(17,155.2)	$28,342.9

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Cash and cash equivalents	$3.9	$16.6	$372.5	$501.6	$874.1	$—	$894.6
Assets held for sale	—	—	11.6	—	11.6	—	11.6
Other current assets	15.7	322.4	672.1	418.5	1,090.6	(497.7)	931.0
Property and equipment, net	—	205.6	9,499.8	7,364.5	16,864.3	—	17,069.9
Goodwill	—	—	1,526.2	1,834.2	3,360.4	—	3,360.4
Intangible assets other than goodwill	—	4.9	3,524.2	834.1	4,358.3	—	4,363.2
Investments in subsidiaries	535.8	13,568.0	886.8	882.9	1,769.7	(15,873.5)	—
Restricted cash	—	—	—	451.1	451.1	—	451.1
Intercompany receivables	469.0	1,102.8	586.0	98.7	684.7	(2,256.5)	—
Assets held for sale	—	—	593.4	—	593.4	—	593.4
Other long-term assets	5.0	324.9	187.1	323.4	510.5	—	840.4

	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$30,568.7	$(18,627.7)	$28,515.6

Liabilities and Stockholders’ Equity/(Deficit)
Interest payable	$—	$174.0	$0.8	$16.6	$17.4	$—	$191.4
Current portion of long-term debt	—	20.2	7.0	13.2	20.2	—	40.4
Liabilities held for sale	—	—	10.1	—	10.1	—	10.1
Other current liabilities	22.7	303.5	830.4	702.0	1,532.4	(497.7)	1,360.9
Long-term debt	—	14,446.3	69.8	6,100.7	6,170.5	(857.3)	19,759.5
Deferred credits and other	—	612.5	166.0	123.3	289.3	—	901.8
Deferred income taxes	—	647.7	2,558.8	1,991.6	4,550.4	—	5,198.1
Intercompany payables	—	420.2	871.7	964.6	1,836.3	(2,256.5)	—

	22.7	16,624.4	4,514.6	9,912.0	14,426.6	(3,611.5)	27,462.2

Total Caesars stockholders’ equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,750.3	16,095.4	(15,016.2)	1,006.7
Non-controlling interests	—	—	—	46.7	46.7	—	46.7

Total equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,797.0	16,142.1	(15,016.2)	1,053.4

	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$30,568.7	$(18,627.7)	$28,515.6

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$29.4	$1,275.0	$939.5	$2,214.5	$(45.5)	$2,198.4

Direct operating expenses	—	12.1	681.2	454.3	1,135.5	—	1,147.6
Property, general, administrative, and other	—	—	297.8	283.1	580.9	(37.7)	543.2
Depreciation and amortization	—	1.7	112.4	67.9	180.3	—	182.0
Intangible and tangible asset impairment charges	—	—	416.0	3.0	419.0	—	419.0
Loss/(income) on interests in subsidiaries	503.9	224.0	(4.1)	—	(4.1)	(723.8)	—
Corporate expense	6.4	34.9	8.1	10.2	18.3	(7.8)	51.8
Other operating expenses	—	1.3	58.6	15.5	74.1	—	75.4

Total operating expenses	510.3	274.0	1,570.0	834.0	2,404.0	(769.3)	2,419.0

(Loss)/income from operations	(510.3)	(244.6)	(295.0)	105.5	(189.5)	723.8	(220.6)
Interest expense, net of interest capitalized	(0.4)	(482.0)	(7.2)	(76.8)	(84.0)	50.7	(515.7)
Other income, including interest income	4.3	10.7	5.3	35.0	40.3	(50.7)	4.6

(Loss)/income from continuing operations before income taxes	(506.4)	(715.9)	(296.9)	63.7	(233.2)	723.8	(731.7)
Benefit/(provision) for income taxes	0.9	171.0	57.5	(4.9)	52.6	1.0	225.5

Net (loss)/income from continuing operations, net of taxes	(505.5)	(544.9)	(239.4)	58.8	(180.6)	724.8	(506.2)
Discontinued operations
Income from discontinued operations	—	—	4.6	—	4.6	—	4.6
Provision for income taxes	—	—	(0.8)	—	(0.8)	(1.0)	(1.8)

Income from discontinued operations, net of income taxes	—	—	3.8	—	3.8	(1.0)	2.8

Net (loss)/income	(505.5)	(544.9)	(235.6)	58.8	(176.8)	723.8	(503.4)
Less: net loss attributable to non-controlling interests	—	—	—	(2.1)	(2.1)	—	(2.1)

Net (loss)/income attributable to Caesars	(505.5)	(544.9)	(235.6)	56.7	(178.9)	723.8	(505.5)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	—	6.8	—	(8.3)	(8.3)	—	(1.5)

Less: foreign currency translation adjustments attributable to non-controlling interests	—	—	—	0.2	0.2	—	0.2

Comprehensive (loss)/income attributable to Caesars	$(505.5)	$(538.1)	$(235.6)	$48.6	$(187.0)	$723.8	$(506.8)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$29.0	$1,316.2	$893.7	$2,209.9	$(49.2)	$2,189.7

Direct operating expenses	—	13.4	700.0	457.7	1,157.7	—	1,171.1
Property, general, administrative, and other	—	12.6	327.3	239.3	566.6	(34.9)	544.3
Depreciation and amortization	—	1.7	106.0	69.1	175.1	—	176.8
Intangible and tangible asset impairment charges	—	—	—	27.1	27.1	—	27.1
Write-downs, reserves, and project opening costs, net of recoveries	—	10.6	4.3	(2.4)	1.9	—	12.5
Loss/(income) on interests in subsidiaries	161.7	(87.4)	(11.5)	—	(11.5)	(62.8)	—
Corporate expense	7.0	20.0	7.2	16.6	23.8	(14.3)	36.5
Other operating expenses	(0.2)	0.3	24.4	17.1	41.5	—	41.6

Total operating expenses	168.5	(28.8)	1,157.7	824.5	1,982.2	(112.0)	2,009.9

(Loss)/income from operations	(168.5)	57.8	158.5	69.2	227.7	62.8	179.8
Interest expense, net of interest capitalized	—	(413.5)	(7.3)	(74.1)	(81.4)	44.6	(450.3)
Other income, including interest income	3.3	14.3	3.8	31.4	35.2	(44.6)	8.2

(Loss)/income from continuing operations before income taxes	(165.2)	(341.4)	155.0	26.5	181.5	62.8	(262.3)
Benefit/(provision) for income taxes	1.2	148.2	(58.7)	(16.9)	(75.6)	3.9	77.7

Net (loss)/income from continuing operations, net of taxes	(164.0)	(193.2)	96.3	9.6	105.9	66.7	(184.6)
Discontinued operations
Income from discontinued operations	—	—	18.4	—	18.4	—	18.4
Provision for income taxes	—	—	(3.3)	—	(3.3)	(3.9)	(7.2)

Income from discontinued operations, net of income taxes	—	—	15.1	—	15.1	(3.9)	11.2

Net (loss)/income	(164.0)	(193.2)	111.4	9.6	121.0	62.8	(173.4)
Less: net income attributable to non-controlling interests	—	—	—	9.4	9.4	—	9.4

Net (loss)/income attributable to Caesars	(164.0)	(193.2)	111.4	19.0	130.4	62.8	(164.0)
Other comprehensive loss:
Total other comprehensive loss, net of income taxes	—	(27.6)	—	(3.0)	(3.0)	—	(30.6)

Less: foreign currency translation adjustments attributable to non-controlling interests	—	—	—	(0.2)	(0.2)	—	(0.2)

Comprehensive (loss)/income attributable to Caesars	$(164.0)	$(220.8)	$111.4	$15.8	$127.2	$62.8	$(194.8)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$83.0	$3,832.8	$2,800.6	$6,633.4	$(143.9)	$6,572.5

Direct operating expenses	—	33.9	2,053.2	1,373.5	3,426.7	—	3,460.6
Property, general, administrative, and other	—	12.2	872.6	812.1	1,684.7	(119.0)	1,577.9
Depreciation and amortization	—	5.1	330.8	210.7	541.5	—	546.6
Intangible and tangible asset impairment charges	—	—	616.5	104.0	720.5	—	720.5
Loss/(income) on interests in subsidiaries	1,024.2	219.0	0.8	—	0.8	(1,244.0)	—
Corporate expense	18.5	98.4	21.9	31.3	53.2	(24.9)	145.2
Other operating expenses	—	6.9	124.8	72.3	197.1	—	204.0

Total operating expenses	1,042.7	375.5	4,020.6	2,603.9	6,624.5	(1,387.9)	6,654.8

(Loss)/income from operations	(1,042.7)	(292.5)	(187.8)	196.7	8.9	1,244.0	(82.3)
Interest expense, net of interest capitalized	(0.4)	(1,452.9)	(21.8)	(248.7)	(270.5)	149.5	(1,574.3)
Gains on early extinguishments of debt	—	—	—	79.5	79.5	—	79.5
Other income, including interest income	13.3	40.0	16.1	99.5	115.6	(149.5)	19.4

(Loss)/income from continuing operations before income taxes	(1,029.8)	(1,705.4)	(193.5)	127.0	(66.5)	1,244.0	(1,557.7)
Benefit/(provision) for income taxes	2.0	525.1	18.2	(52.1)	(33.9)	9.7	502.9

Net (loss)/income from continuing operations, net of taxes	(1,027.8)	(1,180.3)	(175.3)	74.9	(100.4)	1,253.7	(1,054.8)
Discontinued operations
Income from discontinued operations	—	—	46.5	—	46.5	—	46.5
Provision for income taxes	—	—	(8.3)	—	(8.3)	(9.7)	(18.0)

Income from discontinued operations, net of income taxes	—	—	38.2	—	38.2	(9.7)	28.5

Net (loss)/income	(1,027.8)	(1,180.3)	(137.1)	74.9	(62.2)	1,244.0	(1,026.3)
Less: net loss attributable to non-controlling interests	—	—	—	(1.5)	(1.5)	—	(1.5)

Net (loss)/income attributable to Caesars	(1,027.8)	(1,180.3)	(137.1)	73.4	(63.7)	1,244.0	(1,027.8)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	(19.0)	—	29.7	29.7	—	10.7

Less: foreign currency translation adjustments attributable to non-controlling interests	—	—	—	(1.3)	(1.3)	—	(1.3)

Comprehensive (loss)/income attributable to Caesars	$(1,027.8)	$(1,199.3)	$(137.1)	$101.8	$(35.3)	$1,244.0	$(1,018.4)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Net revenues	$—	$92.3	$3,884.4	$2,649.6	$6,534.0	$(158.8)	$6,467.5

Direct operating expenses	—	38.4	2,058.1	1,346.8	3,404.9	—	3,443.3
Property, general, administrative, and other	—	40.0	939.5	696.5	1,636.0	(104.1)	1,571.9
Depreciation and amortization	—	5.1	320.1	193.4	513.5	—	518.6
Intangible and tangible asset impairment charges	—	—	—	27.1	27.1	—	27.1
Write-downs, reserves, and project opening costs, net of recoveries	—	38.7	16.6	4.7	21.3	—	60.0
Loss/(income) on interests in subsidiaries	462.3	(316.1)	(37.7)	—	(37.7)	(108.5)	—
Corporate expense	17.2	75.2	15.5	61.9	77.4	(54.7)	115.1
Other operating expenses	—	1.0	72.7	51.8	124.5	—	125.5

Total operating expenses	479.5	(117.7)	3,384.8	2,382.2	5,767.0	(267.3)	5,861.5

(Loss)/income from operations	(479.5)	210.0	499.6	267.4	767.0	108.5	606.0
Interest expense, net of interest capitalized	—	(1,328.9)	(25.5)	(241.0)	(266.5)	147.1	(1,448.3)
Gains on early extinguishments of debt	—	—	—	47.9	47.9	—	47.9
Other income, including interest income	10.0	37.9	13.2	102.7	115.9	(147.1)	16.7

(Loss)/income from continuing operations before income taxes	(469.5)	(1,081.0)	487.3	177.0	664.3	108.5	(777.7)
Benefit/(provision) for income taxes	2.5	496.1	(183.8)	(56.0)	(239.8)	12.4	271.2

Net (loss)/income from continuing operations, net of taxes	(467.0)	(584.9)	303.5	121.0	424.5	120.9	(506.5)
Discontinued operations
Income from discontinued operations	—	—	57.9	—	57.9	—	57.9
Provision for income taxes	—	—	(10.3)	—	(10.3)	(12.4)	(22.7)

Income from discontinued operations, net of income taxes	—	—	47.6	—	47.6	(12.4)	35.2

Net (loss)/income	(467.0)	(584.9)	351.1	121.0	472.1	108.5	(471.3)
Less: net income attributable to non-controlling interests	—	—	—	4.3	4.3	—	4.3

Net (loss)/income attributable to Caesars	(467.0)	(584.9)	351.1	125.3	476.4	108.5	(467.0)
Other comprehensive loss:
Total other comprehensive loss, net of income taxes	—	(3.6)	—	(23.4)	(23.4)	—	(27.0)
Less: foreign currency translation adjustments attributable to non-controlling interests	—	—	—	(3.6)	(3.6)	—	(3.6)

Comprehensive (loss)/income attributable to Caesars	$(467.0)	$(588.5)	$351.1	$98.3	$449.4	$108.5	$(497.6)

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$262.5	$53.8	$(82.7)	$15.0	$(67.7)	$9.7	$258.3

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	—	(0.7)	(104.6)	(198.7)	(303.3)	—	(304.0)
Change in restricted cash	—	—	—	(551.0)	(551.0)	—	(551.0)
Payments to acquire business, net of transactions costs and cash acquired	—	—	—	7.7	7.7	—	7.7
Return of investment in subsidiary	—	—	92.5	—	92.5	(92.5)	—
Investments in/advances to non-consolidated affiliates and other	—	—	—	(22.8)	(22.8)	—	(22.8)
Purchase of additional interests in subsidiaries	(127.7)	(22.8)	—	—	—	150.5	—
Cash received in conjunction with the sale of a subsidiary, net of cash contributed	—	—	—	42.4	42.4	—	42.4
Payments to acquire investments	—	—	—	(36.0)	(36.0)	—	(36.0)
Proceeds from the sale and maturity of investments	—	—	—	27.0	27.0	—	27.0
Other	(0.6)	—	(8.0)	2.3	(5.7)	—	(6.3)

Cash flows (used in)/provided by investing activities	(128.3)	(23.5)	(20.1)	(729.1)	(749.2)	58.0	(843.0)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	110.9	—	2,358.5	2,358.5	—	2,469.4
Assumption of debt issued by non-guarantors	—	1,250.0	—	(1,250.0)	(1,250.0)	—	—
Debt issuance costs and fees	—	(24.7)	—	(7.2)	(7.2)	—	(31.9)
Borrowings under lending agreements	—	453.0	—	—	—	—	453.0
Repayments under lending agreements	—	(608.0)	—	—	—	—	(608.0)
Cash paid for early extinguishments of debt	—	(1,095.6)	—	(355.0)	(355.0)	—	(1,450.6)
Scheduled debt retirements	—	(11.3)	(1.4)	—	(1.4)	—	(12.7)
Purchase of additional interests in subsidiary	—	—	(9.6)	—	(9.6)	—	(9.6)
Proceeds from sale of additional interest in a subsidiary	—	—	—	32.2	32.2	—	32.2
Issuance of common stock in public offering, net of fees	17.4	—	—	—	—	—	17.4
Other	—	—	(8.2)	(1.0)	(9.2)	—	(9.2)
Transfers (to)/from affiliates	(136.2)	308.8	0.1	(114.7)	(114.6)	(58.0)	—

Cash flows (used in)/provided by financing activities	(118.8)	383.1	(19.1)	662.8	643.7	(58.0)	850.0

Cash flows from discontinued operations
Cash flows from operating activities	—	—	39.9	—	39.9	(9.7)	30.2
Cash flows from investing activities	—	—	(2.3)	—	(2.3)	—	(2.3)

Net cash provided by discontinued operations	—	—	37.6	—	37.6	(9.7)	27.9

Net increase/(decrease) in cash and cash equivalents	15.4	413.4	(84.3)	(51.3)	(135.6)	—	293.2
Change in cash classified as assets held for sale	—	—	1.6	—	1.6	—	1.6
Cash and cash equivalents, beginning of period	3.9	16.6	372.5	501.6	874.1	—	894.6

Cash and cash equivalents, end of period	$19.3	$430.0	$289.8	$450.3	$740.1	$—	$1,189.4

CAESARS ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$169.4	$(62.6)	$(43.9)	$205.3	$161.4	$—	$268.2

Cash flows from investing activities
Acquisitions of property and equipment, net of change in construction payables	—	(8.8)	(79.8)	(73.0)	(152.8)	—	(161.6)
Change in restricted cash	—	—	—	(544.0)	(544.0)	—	(544.0)
Payments to acquire certain gaming rights	—	—	—	(22.7)	(22.7)	—	(22.7)
Payments to acquire a business, net of transaction costs and cash acquired	(108.5)	(103.2)	(15.6)	(19.0)	(34.6)	227.3	(19.0)
Investment in/advances to non-consolidated affiliates and other	—	—	—	(76.0)	(76.0)	—	(76.0)
Payments to acquire investments	—	—	—	(23.8)	(23.8)	—	(23.8)
Proceeds from the sale and maturity of investments	—	—	—	14.0	14.0	—	14.0
Other	—	—	(3.8)	4.8	1.0	—	1.0

Cash flows (used in)/provided by investing activities	(108.5)	(112.0)	(99.2)	(739.7)	(838.9)	227.3	(832.1)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	418.3	—	445.5	445.5	—	863.8
Debt issuance costs and fees	—	(3.2)	—	(14.3)	(14.3)	—	(17.5)
Borrowings under lending agreements	—	135.0	—	—	—	—	135.0
Repayments under lending agreements	—	(135.0)	—	—	—	—	(135.0)
Cash paid for early extinguishments of debt	—	—	(1.2)	(124.7)	(125.9)	—	(125.9)
Scheduled debt retirements	—	(19.3)	—	(15.1)	(15.1)	—	(34.4)
Other	(1.6)	—	(5.0)	4.8	(0.2)	—	(1.8)
(Distributions to) and transfers from Affiliates	(82.0)	24.7	15.6	269.0	284.6	(227.3)	—

Cash flows (used in)/provided by financing activities	(83.6)	420.5	9.4	565.2	574.6	(227.3)	684.2

Cash flows from discontinued operations
Cash flows from operating activities	—	—	46.7	—	46.7	—	46.7
Cash flows from investing activities	—	—	(3.3)	—	(3.3)	—	(3.3)

Net cash provided by discontinued operations	—	—	43.4	—	43.4	—	43.4

Net (decrease)/increase in cash and cash equivalents	(22.7)	245.9	(90.3)	30.8	(59.5)	—	163.7
Change in cash classified as assets held for sale	—	—	2.0	—	2.0	—	2.0
Cash and cash equivalents, beginning of period	136.0	61.0	344.7	431.8	776.5	—	973.5

Cash and cash equivalents, end of period	$113.3	$306.9	$256.4	$462.6	$719.0	$—	$1,139.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the quarters and nine months ended September 30, 2012 and 2011 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the 2011 10-K.

RECENT EVENTS

On October 29, 2012, Hurricane Sandy made landfall near Atlantic City, New Jersey. As a result of Hurricane Sandy, our properties in Atlantic City were closed for approximately five days. Further, certain of these properties sustained minor damage from the storm. We are in the process of assessing the impact of Hurricane Sandy on our operations in that region, including any post-storm disruption on our ability to attract customers to these facilities. We have insurance that covers portions of any losses from a natural disaster such as this, but it is subject to deductibles and maximum payouts. Therefore, our ability to estimate the impact that this storm and its aftermath will have on our results of operations in this region for the current quarter and future quarters is subject to uncertainty. However, the results of operations in this region could be significantly affected in the fourth quarter of 2012, subject to our determination of potential insurance recoveries, if any.

REGIONAL AGGREGATION

The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company’s casino properties (as of September 30, 2012 or otherwise noted below), have been grouped into seven regions as shown in the table below to facilitate discussion of the Company’s operating results.

In May 2012, the Company entered into an agreement to sell its Harrah’s St. Louis casino to Penn National Gaming, Inc. for a purchase price of $610.0 million. The sale closed on November 2, 2012 and the net proceeds generated from the sale of Harrah’s St. Louis are expected to be utilized to fund CEOC capital expenditures. As a result of the transaction, the assets and liabilities of the Harrah’s St. Louis casino that are included in the sale are classified as held for sale in the consolidated condensed balance sheets at September 30, 2012 and December 31, 2011. The results of the Harrah’s St. Louis casino are presented as Discontinued Operations in the consolidated condensed statements of comprehensive loss for the quarters and nine months ended September 30, 2012 and 2011 and are no longer included in the Iowa/Missouri region results.

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s North Kansas City
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Council Bluffs
Flamingo Las Vegas (a)	Bally’s Atlantic City	Horseshoe Bossier City	Horseshoe Council Bluffs/Bluffs Run
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi
Paris Las Vegas	Harrah’s Philadelphia (g)	Harrah’s Tunica
Rio		Horseshoe Tunica
Imperial Palace		Tunica Roadhouse Hotel & Casino
Bill’s Gamblin’ Hall & Saloon
Planet Hollywood Resort & Casino

Illinois/Indiana	Other Nevada	Managed and International

Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin (d)
Harrah’s Joliet (c)	Harrah’s Lake Tahoe	Harrah’s Cherokee (d)
Horseshoe Hammond	Harveys Lake Tahoe	Harrah’s Rincon (d)
Harrah’s Metropolis	Harrah’s Laughlin	Horseshoe Cleveland (h)
Conrad Punta del Este (b)
Caesars Windsor (e)
London Clubs International (f)

(a)	Includes O’Shea’s Casino, which is adjacent to this property. O’Shea’s Casino temporarily ceased operations on April 30, 2012 and is expected to reopen in 2013.
(b)	We have an approximately 95% ownership interest in and manage this property.
(c)	We have an 80% ownership interest in and manage this property.
(d)	Managed.
(e)

Windsor Casino Limited (“WCL”) operates this property and the province of Ontario owns the complex. As of June 2012, we own 100% of WCL and its results are consolidated into our results. Prior to June 2012, we had a 50% ownership interest in WCL that was accounted for under the equity method.

(f)	We own, operate, or manage 10 casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70% ownership interest in and manage one casino in South Africa.
(g)	Prior to May 2012, this property operated under the Harrah’s Chester name. We have a 99.5% ownership interest in and manage this property.
(h)	We manage this property and have a 20% interest in Rock Ohio Caesars, LLC, which owns this property.

CONSOLIDATED OPERATING RESULTS

	Quarter Ended September 30,		Percentage Favorable/		Nine Months Ended September 30,		Percentage Favorable/
(Dollars in millions)	2012	2011	(Unfavorable)		2012	2011	(Unfavorable)
Casino revenues	$1,580.0	$1,629.5	(3.0)%		$4,758.4	$4,846.5	(1.8)%
Net revenues	2,198.4	2,189.7	0.4%		6,572.5	6,467.5	1.6%
(Loss)/income from operations	(220.6)	179.8	*	*	(82.3)	606.0	*	*
Loss from continuing operations, net of income taxes	(506.2)	(184.6)	(174.2)%		(1,054.8)	(506.5)	(108.3)%
Income from discontinued operations, net of income taxes	2.8	11.2	(75.0)%		28.5	35.2	(19.0)%
Net loss attributable to Caesars	(505.5)	(164.0)	(208.2)%		(1,027.8)	(467.0)	(120.1)%
Operating margin *	(10.0)%	8.2%	(18.2	) pts	(1.3)%	9.4%	(10.7	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.
**	Not meaningful

Quarter ended September 30, 2012 compared with September 30, 2011

Net revenues for the third quarter of 2012 increased 0.4% compared with the year-earlier period, due mainly to an increase in other revenues from the Company’s interactive operations, which include Playtika, Ltd. (“Playtika”), a wholly-owned subsidiary of CIE, and higher revenues from Caesars’ management companies resulting from the opening of Horseshoe Cleveland earlier this year. These increases were largely offset by lower casino revenues in all but the Las Vegas and Illinois/Indiana regions.

Loss from operations for the third quarter of 2012 was $220.6 million compared with income from operations of $179.8 million in the prior-year quarter. This change was due mainly to non-cash charges totaling $419.0 million, comprised of intangible asset impairments of $247.0 million related to goodwill, $127.0 million related to trademarks, and $32.0 million related to gaming rights, and a tangible asset impairment of $13.0 million.

Net loss attributable to Caesars for the third quarter of 2012 was $505.5 million, up $341.5 million, or 208.2%, from the third quarter of 2011. Higher net losses in the third quarter of 2012 reflect the impairment charges discussed above, increased interest expense for the third quarter of 2012 and changes in the tax rate benefit as further described in “Other Factors Affecting Net Income” that follows herein.

Nine Months Ended September 30, 2012 compared with September 30, 2011

Net revenues for the nine months ended September 30, 2012 were $6,572.5 million, up $105.0 million, or 1.6%, from the year-earlier period due mainly to increased rooms revenues in the Las Vegas region due in part to the opening of the Octavius Tower at Caesars Palace earlier this year, revenues from the Company’s interactive operations, and higher revenues from Caesars’ management companies described above. Strength in the Las Vegas region resulted in higher casino revenues, which were more than offset by decreases in casino revenues across all other regions, most significantly in Atlantic City.

For the nine months ended September 30, 2012, loss from operations was $82.3 million compared to income from operations of $606.0 million in the year-ago period. This change was due mainly to $720.5 million of non-cash impairment charges comprised of the intangible and tangible asset impairments discussed above, together with a $33.0 million intangible asset impairment related to trademarks recorded in the second quarter of 2012, and tangible asset impairments of $167.5 million related to a previously halted development project in Biloxi, Mississippi and $101.0 million related to the Macau land concessions, recorded in the first and second quarters of 2012, respectively. Income from operations for the nine months ended September 30, 2011 included a non-cash tangible asset impairment charge of $27.1 million related to the termination of a development stage project in Spain. Also contributing to the loss from operations in 2012 was higher depreciation expense associated with the opening of the Octavius Tower, partially offset by the income impact of higher revenues.

Net loss attributable to Caesars for the nine months ended September 30, 2012 was $1,027.8 million, up $560.8 million, or 120.1%, from the same period in 2011 and reflects the decrease in income from operations described above, higher interest expense, and changes in the tax rate benefit, partially offset by an increase in gains on early extinguishments of debt as further described in “Other Factors Affecting Net Income” that follows herein.

Performance Metrics

The Company measures its performance in part through the tracking of trips by rated customers, which means a customer whose gaming activity is tracked through the Total Rewards customer-loyalty system (“trips”), and by spend per rated customer trip (“spend per trip”). A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at one of the Company’s properties: (1) hotel stay, (2) gaming activity, or (3) a comp redemption, which means the receipt of a complimentary item given out by the Company’s casinos. In markets where we have multiple properties, customers often engage in trip generating activities at more than one property in a day. In these instances, we consider the market as a whole and do not count multiple trips. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. For the Atlantic City region, the Company refers to customers that stay at a hotel in one of its properties as lodgers and customers that may play at a casino located in one of its properties but do not stay at a hotel at such property as non-lodgers.

The following table reflects the percentage increase/(decrease) in trips and spend per trip for the U.S. regions for the third quarter and the nine-month periods of 2012 compared with the same periods in 2011.

	Quarter Ended September 30,		Nine Months Ended September 30,
	Trips	Spend per Trip	Trips	Spend per Trip
Consolidated Caesars	(4.9)%	1.3%	(1.9)%	(0.6)%
Las Vegas region	(0.4)%	7.8%	2.3%	0.8%
Atlantic City region:
Lodgers	(4.5)%	(2.8)%	(6.2)%	(1.3)%
Non-lodgers	(5.1)%	(4.1)%	(4.1)%	(1.2)%
All other regions	(6.0)%	(0.6)%	(1.4)%	(1.9)%

Trips across all regions decreased in the third quarter of 2012 when compared with the same period in 2011, resulting in a decline of 4.9% on a consolidated basis, due mainly to economic and competitive pressures as well as hurricane-related property closures in the Louisiana/Mississippi region in August 2012. Trips for the nine months ended September 30, 2012 decreased 1.9% on a consolidated basis compared with the same period in 2011, as increased trips in the Las Vegas region were unable to offset the large declines in Atlantic City and modest declines in the rest of the U.S. regions. The overall increase in spend per trip for the third quarter of 2012 was attributable to a large increase in the Las Vegas region due primarily to strength in the international high-end segment, as well as modest increases in the Iowa/Missouri and Louisiana/Mississippi regions. For the nine months ended September 30, 2012, spend per trip declined 0.6% compared with 2011, due mainly to decreases in all U.S. regions, except Las Vegas, which increased slightly.

On a consolidated basis in 2012, third quarter cash average daily room rates decreased from $91 to $89 and remained flat for the nine-month period, due primarily to decreases in our groups segment, and total occupancy percentage remained flat in the third quarter and the nine months ended September 30, 2012 when compared with 2011 periods.

REGIONAL OPERATING RESULTS

Las Vegas Region

	Quarter Ended September 30,		Percent Favorable/		Nine Months Ended September 30,		Percent Favorable/
(Dollars in millions)	2012	2011	(Unfavorable)		2012	2011	(Unfavorable)
Casino revenues	$387.9	$369.1	5.1%		$1,212.3	$1,157.3	4.8%
Net revenues	735.1	733.1	0.3%		2,287.3	2,245.9	1.8%
Income from operations	62.4	88.2	(29.3)%		310.4	348.4	(10.9)%
Operating margin *	8.5%	12.0%	(3.5	) pts	13.6%	15.5%	(1.9	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Third-quarter net revenues were relatively flat for the region when compared with 2011, as increased casino revenues were mostly offset by decreases in food and beverage and other revenues combined with higher promotional allowances. Revenues rose slightly, despite the negative impact on results caused by Project Linq construction activities, including the closure of

O’Shea’s casino in May 2012, the closure of several retail outlets at Harrah’s Las Vegas and the ongoing renovation of the Imperial Palace, which the Company estimates to have reduced net revenues by approximately $10 million to $15 million. Trips were relatively flat, while spend per trip increased 7.8%, due primarily to strength in the international high-end segment. Hotel revenues in the region were relatively flat when compared with 2011, due in part to the 662 additional Octavius Tower rooms, offset by a decrease in cash average daily room rates from $89 in 2011 to $87 in 2012 and a decrease in total occupancy percentage of 1.8 percentage points.

Income from operations decreased for the third quarter of 2012 by 29.3% primarily due to increases in property operating expenses, non-cash intangible asset impairment charges of $3.0 million and an increase in write-downs, reserves, and project opening costs, net of recoveries, associated with demolition costs to prepare for Project Linq. Additionally, the Company estimates that the impact caused by the Project Linq construction activities reduced income from operations by approximately $5 million to $10 million.

Net revenues for the nine months ended September 30, 2012 in the Las Vegas region increased $41.4 million, or 1.8%, from 2011, due primarily to strength in the international, high-end gaming segment contributing to higher casino revenues and the January 2012 opening of the Octavius Tower contributing to higher rooms revenue. Revenues rose, despite the negative impact on results caused by Project Linq construction activities which the Company estimates to have reduced net revenues by approximately $20 million to $30 million. Trips increased by 2.3% in the nine months ended September 30, 2012 from 2011 and cash average daily room rates increased 1.2% to $93 from $92.

Income from operations decreased 10.9% for the nine months ended September 30, 2012, due primarily to an increase in depreciation expense and increases in property operating expenses associated with the Octavius Tower, as well as the intangible impairment charges as discussed above. Additionally, the Company estimates that the impact caused by the Project Linq construction activities reduced income from operations by approximately $10 million to $20 million.

During 2011, we commenced construction on Project Linq, a dining, entertainment, and retail development between our Flamingo and Imperial Palace casinos, on the east side of the Las Vegas Strip, which is scheduled to open in phases beginning in the second half of 2013. Project Linq also includes the construction of a 550-foot observation wheel, the High Roller, which is expected to open in the first quarter of 2014. Through September 30, 2012, $147.2 million had been spent on this project, of which $94.5 million was spent in 2012.

Atlantic City Region

	Quarter Ended September 30,		Percent Favorable/ (Unfavorable)		Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2012	2011			2012	2011
Casino revenues	$397.9	$422.1	(5.7)%		$1,136.4	$1,227.6	(7.4)%
Net revenues	477.3	497.5	(4.1)%		1,346.2	1,424.2	(5.5)%
Income from operations	47.3	39.7	19.1%		82.4	93.6	(12.0)%
Operating margin *	9.9%	8.0%	1.9	pts	6.1%	6.6%	(0.5	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues for the third quarter of 2012 in the Atlantic City region were down $20.2 million, or 4.1%, from 2011, due mainly to lower casino revenues, largely resulting from a decline in trips. Trips by lodgers and non-lodgers declined 4.5% and 5.1%, respectively, in the third quarter of 2012 from 2011 due mainly to new competition in the region. Spend per trip for lodgers and non-lodger decreased 2.8% and 4.1%, respectively. The Company expects the market to continue to be challenged by local and regional competition. Income from operations increased in the third quarter of 2012 by 19.1% compared with 2011 due mainly to decreased property operating expenses resulting from cost savings initiatives and lower property tax assessments in Atlantic City, partially offset by the decline in net revenues.

In the nine months ended September 30, 2012, net revenues decreased from 2011 by $78.0 million, or 5.5%, due largely to trip and spend per trip declines in both the lodger and non-lodger segments. Income from operations was down by 12.0% due mainly to the income impact of lower revenues, partially offset by a decrease in property operating expenses including decreases in property tax expense due to lower property tax assessments in Atlantic City.

The Company is exploring an opportunity to develop an approximately $140 million convention center with the support of the NJ Casino Reinvestment Development Authority that would be connected to its Harrah’s Atlantic City property. The ability to develop this project will be subject to several factors, including the Company’s ability to obtain financing.

Louisiana/Mississippi Region

	Quarter Ended September 30,		Percent Favorable/		Nine Months Ended September 30,		Percent Favorable/
(Dollars in millions)	2012	2011	(Unfavorable)		2012	2011	(Unfavorable)
Casino revenues	$242.5	$267.8	(9.4)%		$760.0	$775.4	(2.0)%
Net revenues	266.2	291.7	(8.7)%		843.5	845.5	(0.2)%
(Loss)/income from operations	(183.0)	35.4	*	*	(271.2)	106.0	*	*
Operating margin *	(68.7)%	12.1%	(80.8	) pts	(32.2)%	12.5%	(44.7	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.
**	Not meaningful.

Third quarter of 2012 net revenues in the Louisiana/Mississippi region decreased $25.5 million, or 8.7%, from 2011. Revenues were negatively impacted by the closures of two casinos in the region as a result of Hurricane Isaac in August 2012, which contributed to a 6.2% decline in trips. Loss from operations was $183.0 million in the third quarter of 2012 compared with income from operations of $35.4 million in 2011. This change was due primarily to the non-cash intangible asset impairment charges of $176.0 million, of which $175.0 million related to goodwill and $1.0 million related to gaming rights, as well as a non-cash tangible asset impairment charge of $13.0 million and a $20.2 million charge for exit activities related to the halted development project in Biloxi, Mississippi. Also contributing to the loss from operations is the income impact of lower revenues and non-recurring costs associated with hurricane-related damage to the closed properties. The Company estimates that the negative impact of Hurricane Isaac on its loss from operations was approximately $8 million to $10 million.

For the nine months ended September 30, 2012, net revenues in the region were down slightly compared with 2011, as revenue increases achieved in the first and second quarters of 2012 were offset by the third quarter hurricane-related impact. Loss from operations was $271.2 million in the nine months ended September 30, 2012, compared with income from operations of $106.0 million in 2011. This change was due mainly to the third quarter of 2012 intangible and tangible asset impairment charges described above, as well as a $172.0 million charge in the first quarter of 2012, of which $167.5 million was a non-cash tangible asset impairment related to the previously halted development project in Biloxi, Mississippi.

Iowa/Missouri Region

The following results exclude Harrah’s St. Louis casino which has been classified as a Discontinued Operation in our consolidated condensed statements of comprehensive loss for the quarter and nine months ended September 30, 2012 and 2011 as a result of the sale of this property.

	Quarter Ended September 30,		Percent Favorable/		Nine Months Ended September 30,		Percent Favorable/
(Dollars in millions)	2012	2011	(Unfavorable)		2012	2011	(Unfavorable)
Casino revenues	$107.6	$111.3	(3.3)%		$326.1	$328.5	(0.7)%
Net revenues	117.0	119.9	(2.4)%		350.6	352.1	(0.4)%
Income from operations	38.8	27.5	41.1%		94.6	79.7	18.7%
Operating margin *	33.2%	22.9%	10.3	pts	27.0%	22.6%	4.4	pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Net revenues in the third quarter of 2012 in the Iowa/Missouri region decreased $2.9 million, or 2.4%, from 2011 due mainly to a decline in casino revenues resulting from new competition in the Kansas City market. Income from operations increased for the third quarter of 2012 from 2011 due mainly to a reduction in property operating expenses resulting from the refinement of estimates of costs remaining in the discontinued operations of the Harrah’s St. Louis casino as a result of the imminent closing of the transaction.

Net revenues in the nine months ended September 30, 2012 decreased $1.5 million, or 0.4%, from 2011. Spend per trip increased while trips to the properties in the region declined as a result of the new competition mentioned above. Income from operations increased for the nine months ended September 30, 2012 from 2011 due mainly to reduced property operating expenses that more than offset lower revenues.

Illinois/Indiana Region

	Quarter Ended September 30,		Percent Favorable/		Nine Months Ended September 30,		Percent Favorable/
(Dollars in millions)	2012	2011	(Unfavorable)		2012	2011	(Unfavorable)
Casino revenues	$250.8	$249.1	0.7%		$765.0	$775.5	(1.4)%
Net revenues	263.5	260.2	1.3%		802.7	806.1	(0.4)%
Income from operations	40.5	30.5	32.8%		121.6	110.2	10.3%
Operating margin *	15.4%	11.7%	3.7	pts	15.1%	13.7%	1.4	pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.

Third quarter of 2012 net revenues in the Illinois/Indiana region increased slightly from 2011. Spend per trip declined while increased competitive pressures in the region resulted in fewer trips, despite the reopening earlier this year of the bridge that allows direct access by customers to our Southern Indiana property, which closure affected the property starting in early September 2011. Income from operations for the third quarter of 2012 increased 32.8% from the same period in 2011 due mainly to higher revenues together with reduced property operating expenses as a result of cost savings initiatives.

Net revenues in the nine months ended September 30, 2012 decreased $3.4 million, or 0.4%, from 2011, due to declines in casino revenues. Trips and spend per trip were negatively impacted by the competition mentioned above. Income from operations for the nine months ended September 30, 2012 increased by 10.3% when compared with 2011 due mainly to reduced property operating expenses mentioned above.

Other Nevada Region

	Quarter Ended September 30,		Percent Favorable/		Nine Months Ended September 30,		Percent Favorable/
(Dollars in millions)	2012	2011	(Unfavorable)		2012	2011	(Unfavorable)
Casino revenues	$98.7	$107.7	(8.4)%		$255.4	$274.8	(7.1)%
Net revenues	134.1	140.9	(4.8)%		336.4	355.1	(5.3)%
(Loss)/income from operations	(75.2)	30.3	*	*	(61.5)	48.4	*	*
Operating margin *	(56.1)%	21.5%	(77.6	) pts	(18.3)%	13.6%	(31.9	) pts

*	Operating margin is calculated as income/(loss) from operations divided by net revenues for the respective period.
**	Not meaningful.

Third quarter of 2012 net revenues decreased $6.8 million, or 4.8%, from the same period in 2011 due mainly to a decline in casino revenues. Trips to the properties in the region, as well as spend per trip, declined in the third quarter of 2012 compared with 2011 due to local competitive pressures and the Company expects the market to continue to be challenged. There was a loss from operations of $75.2 million in the third quarter of 2012 compared with income from operations of $30.3 million in 2011. This change was due mainly to non-cash intangible asset impairment charges of $103.0 million recorded in the 2012 quarter, comprised of $72.0 million related to goodwill and $31.0 million related to gaming rights.

Net revenues in the nine months ended September 30, 2012 decreased $18.7 million, or 5.3%, from 2011 largely due to a decline in casino revenues resulting from the challenging, competitive environment in the region. Loss from operations in the nine months ended September 30, 2012 was $61.5 million compared with income from continuing operations of $48.4 million, a decrease of $109.9 million. This change was due mainly to the non-cash impairment charges in the quarter discussed above, coupled with the income impact of lower revenues.

Managed, International, and Other

The Managed region includes companies that operate three Indian-owned casinos, as well as Horseshoe Cleveland and Caesars Windsor, and the results of Thistledown through August 2012 when the racetrack was contributed to Rock Ohio Caesars, LLC, a joint venture in which Caesars holds a 20% ownership interest. Subsequent to August 2012, the Managed region includes the results of the subsidiary that manages Thistledown. See Note 2, “Acquisitions, Investments and Dispositions” for further discussion. The International region includes the results of Caesars’ international operations. The Other region is comprised of corporate expenses, including administrative, marketing, and development costs, income from certain non-consolidated affiliates, and the results of CIE, which consists of the businesses related to the World Series of Poker® (“WSOP”) brand, an online real-money business in the U.K. and alliances with online gaming providers in Italy and France, and the results of Playtika, since it was acquired in May 2011.

	Quarter Ended September 30,		Percent Favorable/	Nine Months Ended September 30,		Percent Favorable/
(Dollars in millions)	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
Net revenues
Managed	$37.0	$13.6	172.1%	$62.0	$36.9	68.0%
International	105.7	110.9	(4.7)%	340.6	336.2	1.3%
Other	62.5	21.8	186.7%	203.2	65.4	210.7%

Total net revenues	$205.2	$146.3	40.3%	$605.8	$438.5	38.2%

(Loss)/income from operations
Managed	$(2.1)	$2.2	* *	$3.0	$5.0	(40.0)%
International	(3.9)	(0.3)	* *	(89.0)	19.7	* *
Other	(145.3)	(73.8)	(96.9)%	(272.5)	(205.0)	(32.9)%

Total loss from operations	$(151.3)	$(71.9)	(110.4)%	$(358.5)	$(180.3)	(98.8)%

**	Not meaningful.

Net revenues in the third quarter of 2012 for Managed, International, and Other increased $58.9 million, or 40.3%, from 2011, due primarily to higher revenues associated with the Company’s growing interactive operations. Net revenue increases were also attributable to the opening of a new managed casino, Horseshoe Cleveland, which began operations in May 2012, including an increase in reimbursable expenses for Horseshoe Cleveland that is presented on a gross revenue basis, thus resulting in an increase in net revenues and an equally offsetting increase in operating expenses. Loss from operations increased $79.4 million in the third quarter of 2012 from 2011, due mainly to non-cash intangible asset impairment charges of $124.0 million in the 2012 quarter related to trademarks and increased corporate expenses. Increases in corporate expenses were attributable to the consolidation of certain functions at corporate and increased stock-based compensation expense.

In the nine months ended September 30, 2012, net revenues for the region increased $167.3 million, or 38.2%, from 2011, due mainly to increases associated with our interactive operations, as well as increased revenues from the opening of Horseshoe Cleveland, as discussed above. Loss from operations increased $178.2 million, or 98.8%, in the nine months ended September 30, 2012 from 2011, due mainly to an increase in corporate expense, the impairment charges mentioned above and impairment charges recorded in the second quarter of 2012, consisting of a $33.0 million intangible asset impairment related to trademarks and a tangible asset impairment of $101.0 million related to the Macau land concessions. Increases in corporate expenses were attributable to the consolidation of certain functions at corporate and increased stock-based compensation expense. Increased earnings in our interactive business partly offset these unfavorable charges.

OTHER FACTORS AFFECTING NET INCOME

Expense/(income)	Quarter Ended September 30,		Percent Favorable/	Nine Months Ended September 30,		Percent Favorable/
(In millions)	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
Interest expense, net of interest capitalized	$515.7	$450.3	(14.5)%	$1,574.3	$1,448.3	(8.7)%
Gains on early extinguishments of debt	—	—	—	(79.5)	(47.9)	66.0%
Benefit for income taxes	(225.5)	(77.7)	190.2%	(502.9)	(271.2)	85.4%
Income from discontinued operations, net of income taxes	(2.8)	(11.2)	(75.0)%	(28.5)	(35.2)	(19.0)%

Interest Expense, Net of Interest Capitalized

Interest expense, net of interest capitalized, increased by $65.4 million, or 14.5%, in the third quarter of 2012, due primarily to higher interest rates as a result of extending the maturities of our debt combined with higher debt balances compared with the year-ago quarter, and a $66.2 million decrease in mark-to-market gains on derivatives resulting from $6.2 million of gains in 2012 compared with gains of $72.4 million in 2011, partially offset by $33.9 million of lower amortization of deferred losses in accumulated other comprehensive loss.

Interest expense, net of interest capitalized, increased by $126.0 million or 8.7% for the nine months ended September 30, 2012 from 2011, due primarily to higher interest rates as a result of extending the maturities of our debt combined with higher debt balances compared with the year-ago quarter, and a $73.3 million decrease in mark-to-market gains on derivatives resulting from $10.9 million of losses in 2012 compared with gains of $62.4 million in 2011, and the write off of deferred financing costs and debt discounts associated with debt transactions completed in the nine months ended September 30, 2012.

Interest expense is reported net of interest capitalized of $9.5 million and $11.6 million for the third quarter of 2012 and 2011, respectively, and $27.6 million and $12.2 million for the nine months ended September 30, 2012 and 2011, respectively. Interest capitalized in 2012 is primarily related to Project Linq. Cash paid for interest was $285.6 million and $211.0 million for the third quarter of 2012 and 2011, respectively, and $1,169.8 million and $1,071.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Gains on Early Extinguishments of Debt

During the nine months ended September 30, 2012, the Company recognized gains on early extinguishments of debt of $79.5 million, net of deferred financing costs, due primarily to the purchases of $202.4 million face value of CMBS Loans for $122.0 million. During the nine months ended September 30, 2011, the Company recognized gains on early extinguishments of debt of $47.9 million, net of deferred financing costs, due to purchases of $158.1 million face value of CMBS Loans for $108.5 million.

Tax Rate Benefit

The effective tax rate benefit for the quarter ended September 30, 2012 and September 30, 2011, was 30.8% and 29.6%, respectively. The reason for the increase in the quarterly rate at September 30, 2012 is that the negative impact to the 2012 rate, which is primarily caused by nondeductible goodwill impairments, was relatively less than the negative impact to the 2011 rate, which was primarily caused by nondeductible foreign losses and nondeductible losses on company-owned life insurance policies.

The effective tax rate benefit for the nine months ended September 30, 2012 and September 30, 2011 was 32.3% and 34.9%, respectively. The primary cause of the difference in tax rates relates to the negative impact of nondeductible goodwill impairments incurred in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cost Savings Initiatives

Caesars Entertainment has undertaken comprehensive cost-reduction efforts to rightsize expenses with business levels through its implementation of Project Renewal. As a part of Project Renewal, we designed a shared-services organization that will enable more efficient decision making and sharing of best practices. Caesars anticipates that the Company will have a permanently lower cost structure and will benefit from greater concentration of specified talent and quicker decision making. We estimate that Project Renewal and other cost-savings programs produced $50.8 million and $135.3 million, in incremental cost savings for the third quarter and nine months ended of 2012, respectively, when compared with the same periods in 2011. Additionally, as of September 30, 2012, we expect that these cost-savings programs will produce additional annual cost savings of $204.3 million, based on the full implementation of current projects that are in process. As we finalize our estimates of cost reduction activities, this amount could change.

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

Our planned development projects, if they proceed, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

Our capital spending for the nine months ended September 30, 2012 totaled $304.0 million, which includes an increase of $33.9 million of construction payables. Estimated total capital expenditures for 2012, including 2012 expenditures associated with Project Linq, are expected to be between $520.0 million and $560.0 million.

Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects, including projects currently under development as well as additional projects being pursued, is typically funded from established debt programs, specific project financing, and additional debt offerings. As a result of the sale of Harrah’s St. Louis, the Company expects to use the net proceeds from the sale to fund CEOC capital expenditures. Proceeds not used for capital expenditures are required to be used to purchase certain outstanding debt obligations of CEOC.

Liquidity and Capital Resources

Our cash and cash equivalents, excluding restricted cash, totaled $1,189.4 million at September 30, 2012 compared with $894.6 million at December 31, 2011. Restricted cash totaled $1,068.7 million at September 30, 2012, the current portion of which includes the $750.0 million of proceeds from our August 2012 debt offering that were held in escrow until October 5, 2012, when escrow conditions were satisfied. Nearly all of the remaining restricted cash consists of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. The net proceeds generated from the sale of Harrah’s St. Louis are expected to be utilized to fund CEOC capital expenditures. Proceeds not used for capital expenditures are required to be used to purchase certain outstanding debt obligations of CEOC. Our cash flows from operating, investing, and financing activities associated with Harrah’s St. Louis, which is defined as discontinued operations for the nine months ended September 30, 2012, are included in our consolidated condensed statements of cash flows.

We are a highly leveraged company and a substantial portion of our operating cash flows are used to fund debt service. As of September 30, 2012, we had $20,758.5 million book value of indebtedness outstanding, including capital lease indebtedness. This amount includes the August 2012 debt offering of $750.0 million which is classified as current in our consolidated condensed balance sheet at September 30, 2012 due to escrow conditions not being satisfied as of that date. On October 5, 2012, the escrow conditions were satisfied and the debt was reclassified to long-term. Cash paid for interest for the nine months ended September 30, 2012 was $1,169.8 million. Payments of short-term debt obligations other than the $750.0 million described above, and payments of other commitments, are expected to be made from operating cash flows and from borrowings under our established debt programs. Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, or, if necessary, additional debt or equity offerings.

In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At September 30, 2012, our additional borrowing capacity under the credit facility was $975.5 million. After taking into account the extensions, repayments and commitment reductions described in Note 16, “Subsequent Events,” in Item 1 of this Form 10-Q, there was $2,738.9 million face value of B-6 term loans outstanding, $1,026.4 million face value of B-1, B-2 and B-3 term loans outstanding with a maturity of January 28, 2015, $607.1 million of revolving commitments outstanding with a maturity of January 28, 2014 and $31.1 million of revolving commitments outstanding with a maturity of January 28, 2017.

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

A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars’ other wholly-owned subsidiaries, including certain subsidiaries that own properties that secure $4,829.1 million face value, as of September 30, 2012, of the CMBS loans. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 of this 10-Q.

Please refer to Note 5, “Debt,” in Item 1 of this Form 10-Q for details on our debt outstanding. This detail includes, among other things, a table presenting details on our individual borrowings outstanding as of September 30, 2012 and December 31, 2011, changes in our debt outstanding, and certain changes in the terms of existing debt for the quarter ended September 30, 2012. Note 5 also includes details on restrictive covenants related to certain of our borrowings. Note 6, “Derivative Instruments,” discusses the use of interest rate swap and interest rate cap derivatives to manage the mix of our debt between fixed and variable rate instruments.

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

We are in compliance with CEOC’s senior secured credit facilities and indentures, including the senior secured leverage ratio, as of September 30, 2012. In order to comply with the quarterly senior secured leverage ratio in the future, the Company will need to achieve a certain amount of Adjusted EBITDA-Pro-Forma - CEOC Restricted and / or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) ability to effect cost-savings initiatives, (c) asset sales, (d) issuing additional second lien or unsecured debt, (e) equity financings, (f) delays in development project spending, or (g) a combination thereof. In addition, under certain circumstances, our senior secured credit facilities allow us to apply cash contributions received by CEOC as an increase to Adjusted EBITDA if CEOC is unable to meet its Senior Secured Leverage Ratio. However, there is no guarantee that such contributions will be forthcoming.

Based upon the Company’s current operating forecast, as well as our ability to achieve one or more of the factors noted above, the Company believes that it will continue to be in compliance with the senior secured leverage ratio and meet its cash flow needs during the next twelve months. As discussed earlier in this Item 2, we continue to assess the impact of Hurricane Sandy on our forecasted results of operations and Adjusted EBITDA in the Atlantic City region. If the Company was unable to maintain compliance with the senior secured leverage ratio and the Company failed to remedy a default pursuant to the terms of its senior secured credit facilities, there would be an “event of default” under the senior secured credit agreement. We cannot assure you that our business will generate sufficient cash flows from operations, that we will be successful in sales of assets, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness when due. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may be required to further reduce expenses, sell additional assets, or attempt to restructure our debt. Any such actions could negatively impact our competitive position and revenue generation. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements, and, if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Guarantees of Third-Party Debt and Other Obligations and Commitments

Material changes to our aggregate indebtedness are described in Note 5, “Debt,” of this Form 10-Q. At September 30, 2012, our estimated interest payments for the years ended December 31, 2012 through 2016 are approximately $441 million, $1,770 million, $1,774 million, $1,397 million and $1,228 million, respectively, and our estimated interest payments thereafter are $1,783 million.

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

In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of our substantial indebtedness;

•	the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the ability to realize the expense reductions from cost savings programs;

•	access to available and reasonable financing on a timely basis;

•	the ability of our customer-tracking, customer loyalty, and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•

changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines, and fines of courts, regulators and governmental bodies;

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

•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to insurance on reasonable terms for our assets;

•	acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters;

•

losses sustained as a result of natural disasters, including losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of our facilities, such as the amount of losses and disruption to our company as a result of Hurricane Sandy in late October 2012; and

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $23,467.3 million face value of debt, including capital lease obligations, at September 30, 2012, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $6,270.7 million of debt remains subject to variable interest rates.

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.

Foreign currency translation gains and losses were not material to our results of operations for the quarter ended September 30, 2012. Our only material ownership interests in businesses in foreign countries are London Clubs, Caesars Golf Macau, and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.

From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

On October 21, 2010, the administrative law judge (“ALJ”) issued a decision and ruled in our favor on a number of key issues. Although both the Company and the Nevada Department of Taxation filed an appeal of the decision with the Nevada Tax Commission (“Commission”), the case was returned to the ALJ for further factual development. The ALJ’s issued a second decision on March 8, 2012, reversing her previous, partially favorable ruling relating to the taxability of complimentary employee meals and affirmed the taxability of complimentary meals but limited the entire sales tax assessment to the amount of the Company’s use tax refund claims resulting in no use tax refund awarded but no sales tax amounts due. The ALJ decision was affirmed in the Commission hearing on June 25, 2012 and the Commission’s final decision was issued on July 31, 2012. We filed a petition for judicial review with the District Court on August 7, 2012.

Subsequent to the written Commission decision issued in February for another gaming company, the Department has issued draft regulations requiring the collection of sales tax on the retail value of complimentary meals and the cost of employee meals. Although the Commission approved the regulation on June 25, 2012, there are several additional approvals required, including by the Legislative Commission, before the regulation is finalized. On June 6, 2012, the Department issued additional guidance regarding the payment of sales tax on complimentary and employee meals, maintaining that meals are taxable as of February 15, 2012 but that the payment of the tax is due, without penalty or interest, at the earlier of (a) one month after approval of the regulation by the Legislative Commission, (b) one month after a Nevada Supreme Court decision, (c) the effective date of any legislation or (d) June 30, 2013. The Department stated that it provided this additional guidance regarding the deferral of payment requirements because the Legislative Commission has not had the opportunity to approve the regulation and because there are several ongoing appeals that have not been heard by the Tax Commission and the Nevada Supreme Court.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Our 2013 Annual Meeting of Stockholders is scheduled for April 24, 2013.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010	—	8-K	—	3.3	11/24/2010

3.2	Restated Certificate of Incorporation of Harrah’s Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended.	—	S-4	—	3.1	10/29/2008

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Harrah’s Operating Company, Inc., dated May 19, 2008.	—	10-K	12/31/2008	3.4	3/17/2009

3.4	Bylaws of Harrah’s Operating Company, Inc., as amended.	—	S-4	—	3.4	10/29/2008

3.5	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012	—	10-K	12/31/2011	3.7	3/15/2012

3.6	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.4	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	*S-4	—	4.1	4/29/2003

4.5	First Supplemental Indenture, dated as of June 13, 2005, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	10-Q	6/30/2005	4.22	8/9/2005

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013.	—	8-K	—	4.7	8/2/2005

4.7	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013.	—	10-K	12/31/2003	10.6	3/5/2004

4.8	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.8	8/2/2005

4.9	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	**S-3/A	—	4.7	9/19/2005

4.10	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	10-K	12/31/2007	4.25	2/29/2008

4.11	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.1	1/28/2008

4.12	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.1	6/3/2005

4.13	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	S-4	—	4.44	8/25/2005

4.14	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.4	10/3/2005

4.15	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	10/3/2005

4.16	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.1	6/14/2006

4.17	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.2	6/14/2006

4.18	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	10.1	2/4/2008

4.19	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	6/30/2008	4.34	8/11/2008

4.20	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	3/31/2009	4.35	5/14/2009

4.21	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	4.1	3/31/2009

4.22	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	S-4/A	—	4.39	12/24/2008

4.23	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	10-Q	6/30/2009	4.38	8/13/2009

4.24	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent.	—	S-4/A	—	4.40	12/24/2008

4.25	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent.	—	8-K	—	4.1	4/20/2009

4.26	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	10-Q	6/30/2009	4.40	8/13/2009

4.27	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	6/15/2009

4.28	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.2	6/15/2009

4.29	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	9/17/2009

4.30	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/22/2010

4.31	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee	—	8-K	—	4.1	5/24/2010

4.32	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

4.33	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

4.34	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Entertainment Operating Company, Inc. and U.S. Bank National Association, as trustee.	—	8-K	—	4.1	3/2/2012

4.35	Indenture dated as of February 3, 2012 among Chester Downs and Marina, LLC , a Pennsylvania limited liability company, Chester Downs Finance Corp., and, together with the Company, Subsidiary Guarantors party hereto from time to time, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	—	10-K	12/31/2011	4.43	3/15/2012

4.36	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee.	—	8-K	—	4.1	2/15/2012

4.37	Registration Rights Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers.	—	8-K	—	4.2	2/15/2012

4.38	Registration Rights Agreement Joinder, dated as of March 1, 2012 (to the Registration Rights Agreement, dated as of February 14, 2012), by and among Caesars Entertainment Operating Company, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers.	—	8-K	—	4.2	3/2/2012

4.39	Equity Distribution Agreement, dated April 12, 2012, between Caesars Entertainment Corporation, Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC.	—	8-K	—	1.1	4/13/2012

4.40	Indenture dated as of August 22, 2012 among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	8/22/2012

4.41	Registration Rights Agreement, dated as of August 22, 2012, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and Citigroup Global Markets Inc. as representative of the initial purchasers.	—	8-K	—	4.2	8/22/2012

4.42	Supplemental Indenture, dated as of October 5, 2012, among Caesars Entertainment Operating Company, Inc., and U.S. Bank National Association, as trustee, related to the 9% Senior Notes due 2020.	—	8-K	—	4.1	10/10/2012

4.43	Joinder to Registration Rights Agreement, dated October 5, 2012 (to the Registration Rights Agreement, dated August 22, 2012) by and among Caesars Operating Escrow LLC , Caesars Escrow Corporation, Caesars Entertainment Corporation and Citigroup Global Markets, as representative of the several Initial Purchasers.	—	8-K	—	4.2	10/10/2012

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents.	—	8-K/A	—	10.1	2/7/2008

10.2	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto.	—	8-K/A	—	10.1	6/11/2009

10.3	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008.	—	8-K	—	99.1	9/29/2009

10.4	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

10.6	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.7	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

10.8	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

10.9	First Lien Intercreditor Agreement, dated as of June 10, 2009, by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

10.10	Joinder and Supplement to Intercreditor Agreement, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	10-K	12/31/2008	10.4	3/17/2009

10.11	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	9/17/2009

10.12	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	3/2/2012

10.13	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/2/2012

10.14	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.3	3/2/2012

10.15	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

10.16	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

10.17	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.18	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

10.19	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2.	—	10-Q	3/31/2010	10.24	5/10/2010

10.20	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2.	—	8-K	—	99.1	2/25/2010

†10.21	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	10-K	12/31/2008	10.16	3/17/2009

10.22	Financial Counseling Plan of Harrah’s Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

†10.23	Harrah’s Entertainment, Inc. 2009 Senior Executive Incentive Plan, effective January 1, 2009.	—	8-K	—	10.2	12/15/2008

10.24	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.25	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent	—	10-K	12/29/1989	Unknown	3/28/1990

10.26	Amendment to Escrow Agreement dated as of October 29, 1993 among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.27	Amendment, dated as of June 7, 1995, to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.28	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.29	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

10.30	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.31	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

†10.32	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

†10.33	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

†10.34	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.35	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.36	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.37	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.38	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.39	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.40	Stock Option Grant Agreement dated February 27, 2008 between Gary W. Loveman and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.52	8/11/2008

†10.41	Stock Option Grant Agreement dated February 27, 2008 between Thomas M. Jenkin and Harrah’s Entertainment, Inc.	—	10-Q	6/30/2008	10.56	8/11/2008

†10.42	Form of Stock Option Grant Agreement dated July 1, 2008 between Harrah’s Entertainment, Inc. and each of Lynn C. Swann and Christopher J. Williams.	—	10-Q	6/30/2008	10.57	8/11/2008

†10.43	Form of Stock Option Grant Agreement dated March 1, 2010 between Harrah’s Entertainment, Inc. and each of Thomas M. Jenkin, John W. R. Payne, Peter E. Murphy, and Mary H. Thomas.	—	10-K	12/31/2009	10.61	3/9/2010

10.44	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent.	—	8-K	—	10.1	5/24/2010

10.45	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008.	—	8-K	—	10.2	5/24/2010

10.46	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. and Paulson & Co, Inc., on behalf of the several investment funds and accounts managed by it.	—	8-K	—	10.1	6/7/2010

10.47	Investment and Exchange Agreement, dated as of June 3, 2010, among Harrah’s Entertainment, Inc., Harrah’s BC, Inc. Apollo Management VI, L.P., on behalf of certain affiliated investment funds, and TPG Capital, L.P., on behalf of certain affiliated investment funds.	—	8-K	—	10.1	6/7/2010

10.48	Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Propco, LLC, Harrah’s Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah’s Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.1	9/3/2010

10.49	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 1, LLC, Harrah’s Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah’s Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.2	9/3/2010

10.50	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 2, LLC, Harrah’s Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah’s Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	9/3/2010

10.51	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 3, LLC, Harrah’s Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah’s Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.4	9/3/2010

10.52	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 4, LLC, Harrah’s Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah’s Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.5	9/3/2010

10.53	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 5, LLC, Harrah’s Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah’s Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.6	9/3/2010

10.54	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 6, LLC, Harrah’s Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah’s Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.7	9/3/2010

10.55	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 7, LLC, Harrah’s Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah’s Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.8	9/3/2010

10.56	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 8, LLC, Harrah’s Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah’s Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.9	9/3/2010

10.57	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah’s Las Vegas Mezz 9, LLC, Harrah’s Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah’s Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.10	9/3/2010

10.58	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah’s Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company.	—	8-K	—	10.11	9/3/2010

10.59	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company.	—	8-K	—	10.12	9/3/2010

10.60	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.13	9/3/2010

10.61	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.14	9/3/2010

10.62	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer.	—	8-K	—	10.15	9/3/2010

10.63	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.16	9/3/2010

10.64	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.17	9/3/2010

10.65	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.18	9/3/2010

10.66	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed on September 3, 2010.)	—	8-K	—	10.19	9/3/2010

10.67	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.20	9/3/2010

10.68	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.21	9/3/2010

10.69	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.22	9/3/2010

10.70	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender.	—	8-K	—	10.23	9/3/2010

†10.71	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

10.72	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010	—	8-K	—	10.1	11/24/2010

10.73	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010	—	8-K	—	10.2	11/24/2010

10.74	Registration Rights Agreement, dated as of November 23, 2010, by and between Caesars Entertainment Corporation and Paulson & Co. Inc., on behalf of the several investment funds and accounts managed by it	—	8-K	—	10.3	11/24/2010

10.75	Credit Agreement dated as of April 25, 2011 between the Company, the Borrowers, the lenders (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders.	—	8-K	—	10.1	4/27/2011

10.76	Completion Guarantee dated as of April 25, 2011 by the Company in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders (as defined therein).	—	8-K	—	10.2	4/27/2011

10.77	Disbursement Agreement dated as of April 25, 2011 between the Borrowers, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant.	—	8-K	—	10.3	4/27/2011

10.78	Amendment Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K/A	—	10.1	5/23/2011

†10.79	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.80	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Jonathan S. Halkyard, Thomas M. Jenkin, and John W. R. Payne.	—	8-K	—	10.1	1/9/2012

†10.81	Employment Agreement, made as of January 31, 2011, by and between Caesars Entertainment Operating Company, Inc. and Mary H. Thomas.	—	S-1/A	—	10.84	1/27/2012

†10.82	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

10.83	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.84	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

10.85	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

10.86	Escrow Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, U.S. Bank National Association, as escrow agent and securities intermediary and U.S. Bank National Association, as trustee.	—	8-K	—	10.1	2/15/2012

†10.87	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	—	10-Q	3/31/2012	10.96	5/9/2012

†10.88	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan	—	8-K	—	10.1	7/25/2012

†10.89	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.90	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options)	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.91	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options Granted to Gary W. Loveman)	—	SC-TO-I	—	(d)(5)	7/25/2012

†10.92	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.93	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.94	Equity Interest Purchase Agreement with Exhibits A-F with Penn National Gaming, Inc., Caesars Entertainment Operating Company, Inc., Harrah’s Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC and Harrah’s Maryland Heights, LLC, dated May 7, 2012.	—	10-Q	6/30/2012	10.102	8/8/2012

10.95	Escrow Agreement, dated as of August 22, 2012, among U.S. Bank National Association, as escrow agent and securities intermediary, U.S. Bank National Association, as Trustee, Caesars Escrow Corporation, and Caesars Operating Escrow LLC.	—	8-K	—	10.1	8/22/2012

10.96	Reaffirmation Agreement, dated as of October 5, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	10/10/2012

10.97	Joinder and Supplement to the Intercreditor Agreement, dated as of October 5, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.2	10/10/2012

10.98	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	10/10/2012

10.99	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	10/10/2012

†10.100	2012 Performance Incentive Plan Nonqualified Option Award Agreement, dated September 12, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	X

†10.101	2012 Performance Incentive Plan Nonqualified Option Award Agreement, dated September 10, 2012 between Caesars Entertainment Corporation and John Payne.	X

14	Harrah’s Entertainment, Inc. Code of Business Conduct and Ethics for Principal Officers, adopted February 26, 2003.	—	10-K	12/31/2002	14	3/9/2003

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.	X	—	—	—	—

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.	X	—	—	—	—

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.	X	—	—	—	—

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.	X	—	—	—	—

99.1	Supplemental Discussion of the Financial Results of Caesars Entertainment Operating Company, Inc.	X	—	—	—	—

99.2	Supplemental Discussion of the Financial Results of Caesars Entertainment’s Commercial Mortgage-Backed Securities Related Properties	X	—	—	—	—

***101	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Comprehensive Loss, (iii) Consolidated Condensed Statement of Stockholders’ Equity (iv) Consolidated Condensed Statements of Cash Flows (v) Notes to Consolidated Condensed Financial Statements.	—	—	—	—	—

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form pursuant to Item 6 of Form 10-Q.
*	Filed by Park Place Entertainment Corporation
**	Filed by Harrah’s Entertainment, Inc.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

November 8, 2012	By:	/S/ DIANE E. WILFONG
Senior Vice President, Controller, and Chief Accounting Officer