Form 10-K
period 2012-12-31
CAESARS ENTERTAINMENT Corp
filed 2013-03-15
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2012 was $429.9 million.
As of March 1, 2013, the registrant had 125,362,197 shares of Common Stock outstanding.

CAESARS ENTERTAINMENT CORPORATION

We have proprietary rights to a number of trademarks used in this Form 10-K that are important to our business, including, without limitation, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, World Series of Poker, Horseshoe, Paris Las Vegas, Flamingo Las Vegas, and Bally's Las Vegas. We have omitted the ® and ™ trademark designations for such trademarks named in this Form 10-K.

PART I

ITEM 1.    Business
Overview
Caesars Entertainment Corporation (referred to in this discussion, together with its consolidated subsidiaries where appropriate, as “Caesars,” “Caesars Entertainment,” the “Company,” “we,” “our” and “us”), a Delaware corporation, is the world's most diversified casino-entertainment provider and the most geographically diverse U.S. casino-entertainment company. Our business is primarily conducted through a wholly-owned subsidiary, Caesars Entertainment Operating Company, Inc. ("CEOC"), although certain material properties are not owned by CEOC. As of December 31, 2012, we owned, operated, or managed, through various subsidiaries, 52 casinos in 13 U.S. states and seven countries. The majority of these casinos operate in the United States, primarily under the Caesars, Harrah’s, and Horseshoe brand names, and in England. Our casino entertainment facilities include 33 land-based casinos, 11 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Cleveland, Ohio, one managed casino in Canada, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our land-based casinos include nine in England, two in Egypt, one in Scotland, one in South Africa and one in Uruguay. As of December 31, 2012, our facilities had an aggregate of approximately three million square feet of gaming space and approximately 43,000 hotel rooms. Our industry-leading customer loyalty program, Total Rewards, has over 45 million members. We use the Total Rewards system to market promotions and to generate customer play across our network of properties. In addition, we own an online gaming business, providing for real money casino, bingo, and poker games in the United Kingdom, alliances with online gaming providers in Italy and France, "play for fun" offerings in other jurisdictions, social games on Facebook and other social media websites, and mobile application platforms. We also own and manage the World Series of Poker tournament and brand.
We were incorporated on November 2, 1989 in Delaware and operated under predecessor companies prior to such date. Our principal executive offices are located at One Caesars Palace Drive, Las Vegas, Nevada 89109, telephone (702) 407-6000.
On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (together with such affiliates, “Apollo”) and affiliates of TPG Capital, LP (together with such affiliates, “TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction, hereinafter referred to as the “Acquisition,” valued at $30.7 billion, including the assumption of $12.4 billion of debt, and the incurrence of $1.0 billion of acquisition costs. Subsequent to the Acquisition, our stock was no longer publicly traded.
Effective February 8, 2012, as the result of our public offering, our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol “CZR.” In connection with the public offering, we effected a 1.742-for-one split of our common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split.
Description of Business
We have established a rich history of industry-leading growth and expansion since we commenced casino operations in 1937. We own, operate or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants, and non-gaming entertainment facilities. The descriptions below are as of December 31, 2012, except where otherwise noted.
In southern Nevada, Caesars Palace, Harrah’s Las Vegas, Rio All-Suite Hotel & Casino, Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood Resort and Casino, The Quad Resort & Casino (formerly the Imperial Palace Hotel and Casino), Bill’s Gamblin’ Hall & Saloon, and Hot Spot Oasis are located in Las Vegas and draw customers from throughout the United States. Harrah’s Laughlin is located near both the Arizona and California borders and draws customers primarily from the southern California and Phoenix metropolitan areas and, to a lesser extent, from throughout the U.S. via charter aircraft. Bill's Gamblin' Hall & Saloon temporarily closed in early February 2013 to accommodate the renovations discussed below in the Summary of 2012 Events. The renovated hotel, casino, and restaurant are expected to open in December 2013 and the dayclub/nightclub is expected to open in April 2014.
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
Harrah’s Philadelphia (formerly Harrah's Chester) is a combination harness racetrack and casino located approximately six miles south of Philadelphia International Airport and draws customers primarily from the Philadelphia metropolitan area and Delaware.
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
Harrah’s North Kansas City dockside casino draws customers from the Kansas City metropolitan area. Harrah’s Metropolis is a dockside casino located in Metropolis, Illinois, on the Ohio River, drawing customers from southern Illinois, western Kentucky, and central Tennessee.
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
The Conrad Resort & Casino located in Punta Del Este, Uruguay (the “Conrad”), draws customers primarily from Argentina and Uruguay. In November 2012, the Company announced that it had entered into a definitive agreement with Enjoy S.A. ("Enjoy") to form a strategic relationship in Latin America. Under the terms of the agreement, Enjoy will acquire 45% of Baluma S.A., our subsidiary which owns and operates the Conrad, and we will become a 10% shareholder in Enjoy upon consummation of the agreement. Upon the closing of the transaction, which is subject to certain conditions, including the receipt of all regulatory and governmental approvals, Enjoy will assume primary responsibility for management of the Conrad. Enjoy will have the option to acquire the remaining stake in Baluma S.A. between years three and five following closing. The closing of the transaction remains subject to a number of conditions, including regulatory and governmental approvals in both Uruguay and Chile.
We own four casinos in London: the Sportsman, the Golden Nugget, The Playboy Club London, and The Casino at the Empire. Our casinos in London draw customers primarily from the London metropolitan area as well as international visitors. We also own Alea Nottingham, Alea Glasgow, Alea Leeds, Manchester 235, Rendezvous Brighton, and Rendezvous Southend-on-Sea in the provinces of the United Kingdom, which primarily draw customers from their local areas. Pursuant to a concession agreement, we also operate two casinos in Cairo, Egypt, The London Club Cairo (which is located at the Ramses Hilton) and Caesars Cairo (which is located at the Four Seasons Cairo), which draw customers primarily from other countries in the Middle East. Emerald Safari, located in the province of Gauteng in South Africa, draws customers primarily from South Africa. We closed our Alea Leeds casino on March 4, 2013.
We own and operate Bluegrass Downs, a harness racetrack located in Paducah, Kentucky.

We earn fees through our management of three casinos for Indian tribes:

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

We also earn fees through our management of the following casinos:

•	We manage Caesars Windsor, located in Windsor, Ontario, which draws customers primarily from the Detroit metropolitan area.

•
Horseshoe Cleveland casino in Ohio, which we manage for Rock Ohio Caesars LLC (“ROC”), a venture with Rock Ohio Ventures, LLC (“Rock Gaming”), in which we have a 20% equity interest. We manage the property for a fee under a management agreement that expires in May 2032.

•	Subsequent to its opening on March 4, 2013, we manage the Horseshoe Cincinnati casino in Ohio for ROC for a fee under a management agreement that will expire in March 2033.
As more fully discussed in Note 3, "Acquisitions, Investments, Dispositions and Divestitures," in Item 8 of this report, in August 2012, we sold a 53.39% interest in Thistledown Racetrack, LLC (“Thistledown”), a thoroughbred racing facility in Cleveland, Ohio, to Rock Gaming and contributed the remaining 46.61% interest in Thistledown to ROC in exchange for additional equity interests in ROC. ROC wholly owns the operation and once it commences video lottery terminal ("VLT") operations we will manage the property for a fee under a management agreement that will expire on the 20th anniversary of commencing such VLT operations. In May 2012, we also contributed our 50% interest in Turfway Park LLC which is the owner of the Turfway Park thoroughbred racetrack in Boone County, Kentucky, to ROC in exchange for additional equity interests in ROC. Immediately subsequent to these transactions, Rock Gaming purchased a portion of equity interests in ROC from us in order to retain their 80% ownership interest in ROC. Turfway Park LLC, also owns a minority interest in Kentucky Downs LLC, which is the owner of the Kentucky Downs racetrack located in Simpson County, Kentucky.
We have a minority interest in Sterling Suffolk Racecourse, LLC ("Suffolk Downs"), which owns a horse-racing track in Boston, Massachusetts, and the right to manage a potential future gaming facility. During 2012, the Company acquired a $28.1 million preferred equity interest in Suffolk Downs.
In July 2012, a consortium led by the Company was awarded the license to operate a casino in downtown Baltimore, Maryland. In October 2012, Caesars entered into definitive agreements with Rock Gaming, CVPR Gaming Holdings, LLC, The Stronach Group and Brown Capital Management to form a venture that will build and own the casino. Subject to regulatory approvals and receipt of project financing, Caesars expects to begin construction of the casino in the first half of 2013 and to open the casino in the middle of 2014.
Caesars Interactive Entertainment, Inc. ("CIE"), which is a majority-owned subsidiary of Caesars Entertainment, owns the World Series of Poker ("WSOP") tournaments, and we license trademarks for a variety of products and businesses related to this brand. We also offer real money online gaming in the United Kingdom under the WSOP and Caesars brands, as well as alliances with online poker providers in France and Italy. In addition, we offer online “play for fun” casino genre games to residents globally online, through Facebook and other social networks, and on iOS and Android mobile devices. In December 2012, CIE received an interactive operator's license for online poker in Nevada. Going forward, we intend to offer real money gaming in jurisdictions where it is legal.
We also own and operate a golf course on 175 acres of prime real estate through a land concession on the Cotai strip in Macau. In the fourth quarter of 2012, we began discussions with interested investors on a sale of the entities holding the land concession. We cannot assure you that we will be able to sell the entities holding the land concession, if at all.
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
Our Total Rewards program is structured in tiers, providing customers an incentive to consolidate their entertainment spend at our casinos. Total Rewards customers are able to earn Reward Credits at essentially all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Total Rewards members can also redeem Reward Credits for on-property amenities or other off-property items such as merchandise, gift cards, and travel. Depending on their level of play with us in a calendar year, customers earn status within the Total Rewards program, designated as Gold, Platinum, Diamond, or Seven Stars customers, each with increasing sets of benefits and privileges.
Separately, customers are provided promotional offers and rewards based on the ways that they choose to engage with us. These benefits encourage new customers to join Total Rewards and provide existing customers with incentives to consolidate their entertainment spend at our casinos.
We have developed a database containing information about our customers, aspects of their casino gaming play, and their preferred spending choices outside of gaming. We use this information for marketing promotions, including through direct mail campaigns, the use of electronic mail, our website, mobile devices, social media, and interactive slot machines.
Patents and Trademarks
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent or combination of several of our patents or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks, and trade secret laws. We file applications for and obtain patents, copyrights, and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. At December 31, 2012, we had 28 active U.S. cases (22 issued patents, 6 pending) and 8 active foreign cases (5 issued patents, 3 pending). The U.S. cases have patent terms that variously expire between 2015 and 2030.
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
We hold the following trademarks used in this document: Harrah's, Caesars, Grand Biloxi, Bally's, Flamingo, Paris, Caesars Palace, Rio, Showboat, Bill's, Harveys, Total Rewards, Bluffs Run, Louisiana Downs, Reward Credits, Horseshoe, Seven Stars, Slotomania, Tunica Roadhouse, The Quad Resort & Casino, WSOP and World Series of Poker. Trademark rights are perpetual provided that the mark remains in use by us. In addition, we hold a trademark license for Planet Hollywood used in connection with the Planet Hollywood Resort & Casino in Las Vegas, NV, which will expire on February 19, 2045. We consider all of these marks, and the associated name recognition, to be valuable to our business.

Competition
The casino entertainment business is highly competitive and characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. In addition, internet gaming could create additional competition for us and could adversely affect our operations. We also compete with other non-gaming resorts and vacation areas, with various other entertainment businesses, and with other forms of gaming, such as lotteries and internet gaming. Our competitors in each market that we participate may have substantially greater financial, marketing, or other resources than we do, and there can be no assurance that they will not, in the future, engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot assure you that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations, and cash flow.
In recent years competition in existing markets has intensified. Many casino operators, including us, have invested in expanding existing facilities, such as our renovated and expanded facility in Hammond, Indiana, and our expansion at Caesars Palace in Las Vegas, developing new facilities, such as our new Horseshoe Cleveland and Horseshoe Cincinnati casinos, and acquiring established facilities in existing markets, such as our acquisition of Planet Hollywood in Las Vegas in 2010. This expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition can be expected to continue.
The expansion of casino entertainment into new markets presents competitive issues for us which have had a negative impact on our financial results. In particular, our businesses have been adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, New York, Connecticut, Pennsylvania, Mississippi, Missouri, Maryland, Michigan, Indiana, Iowa, Kansas, Illinois, Ohio, Louisiana, Ontario, South Africa, Uruguay, United Kingdom and Egypt. In addition, our operations located in New Jersey may be adversely impacted by the expansion of gaming in Maryland, New York and Pennsylvania, and our operations located in Nevada may be adversely impacted by the expansion of gaming in California. Several states and Indian tribes are also considering enabling the development and operation of gaming facilities in their jurisdictions.
The casino entertainment industry is also subject to political and regulatory uncertainty. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Operating Results” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Regional Operating Results.”
Summary of 2012 Events
Development Transactions
Octavius Tower at Caesars Palace Las Vegas
In January 2012, we opened 662 additional rooms in the Octavius Tower at Caesars Palace Las Vegas. In November 2012, we opened three high-end villas in the Octavius Tower.
Chester Downs
In January 2012, we acquired an additional 4.5% in Chester Downs and Marina, LLC ("Chester Downs"), for $9.6 million, bringing our ownership interest in Chester Downs to 99.5%.
Horseshoe Cleveland
In May 2012, Rock Ohio Caesars LLC (“ROC”) opened the 96,000 square foot Horseshoe Cleveland casino, located in downtown Cleveland, Ohio, which we manage for ROC under a management agreement.
Windsor Casino Limited
In June 2012, we increased our ownership interest in Windsor Casino Limited, the employer of record and which formerly operated Caesars Windsor located in Windsor, Ontario, from 50% to 100%. The property is operated by Caesars Entertainment Windsor Limited.

Horseshoe Baltimore
In July 2012, a consortium led by Caesars was awarded a license to operate a casino in downtown Baltimore, Maryland. In October 2012, we formed a venture that will build and own the casino. Subject to regulatory approvals and receipt of project financing, we expect to begin construction of the casino in the first half of 2013 and to open the casino in the middle of 2014.
Thistledown
In August 2012, we sold a portion of our equity interest in Thistledown to Rock Gaming and contributed the remaining equity interest in Thistledown to ROC in exchange for additional equity interests in ROC. Immediately subsequent to this transaction, Rock Gaming purchased a portion of equity interests in ROC from us in order to retain their 80% ownership interest in ROC. Once Thistledown commences VLT operations we will manage the property for a fee under a management agreement.
Sale of Harrah's St. Louis Casino
In November 2012, we sold our Harrah's St. Louis casino to Penn National Gaming, Inc. for $610.0 million.
Conrad Punta Del Este Resort and Casino
In November 2012, we entered into a definitive agreement with Enjoy S.A. (“Enjoy”) to form a strategic relationship in Latin America. Enjoy will acquire 45% of Baluma S.A., our subsidiary which owns and operates the Conrad, for approximately $140 million in cash and stock. We will become a 10% shareholder in Enjoy and Enjoy will assume primary responsibility for management of the property. Enjoy will have the option to acquire the remaining stake in Baluma S.A. in the future. The closing of the transaction remains subject to a number of conditions, including regulatory and governmental approvals in both Uruguay and Chile.
Buffalo Studios, LLC
In December 2012, we purchased substantially all of the net assets of Buffalo Studios, LLC, a social and mobile games developer and owner of Bingo Blitz.
Suffolk Downs
During 2012, the Company acquired a $28.1 million preferred equity interest in Sterling Suffolk Racecourse, LLC, which owns a horse-racing track in Massachusetts.
Project Linq
During 2012, we continued construction on Project Linq, a dining, entertainment, and retail development between the Flamingo casino and The Quad Resort & Casino, on the east side of the Las Vegas Strip, which is scheduled to open in phases beginning in late 2013. Project Linq also includes the construction of a 550-foot observation wheel, the High Roller, which is expected to open in early 2014.
Financing Transactions
Chester Downs Notes
In February 2012, Chester Downs issued $330.0 million aggregate principal amount of 9.25% senior secured notes due 2020 and used $232.4 million of the proceeds of the notes to repay its existing term loan, and distributed the remaining proceeds to Chester Downs' managing member, a subsidiary of Caesars.
Caesars Public Offering
In February 2012, CEC offered 1.8 million shares of its common stock in a public offering (the “Public Offering”), at $9.00 per share. As the result of the Public Offering, our common stock trades on NASDAQ under the symbol “CZR.” In connection with the Public Offering, the Company effected a 1.742-for-one split of its common stock.

Bill's Credit Facility
In November 2012, we entered into a $185.0 million, seven-year senior secured credit facility to fund the renovation of Bill's Gamblin' Hall & Saloon into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovation will include a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Company will own the property and manage the casino, hotel, and food and beverage operations, and the dayclub/nightclub will be leased to a third party. Bill's Gamblin' Hall & Saloon temporarily closed in early February 2013 to accommodate these renovations. The renovated hotel, casino, and restaurant are expected to open in December 2013 and the dayclub/nightclub is expected to open in April 2014.
CEOC Bond Offerings
During 2012, CEOC completed offerings of $1,250.0 million aggregate principal amount of 8.5% senior secured notes and $1,500.0 million aggregate principal amount of 9% senior secured notes due 2020, $750.0 million of which was held in escrow at December 31, 2012 and released in 2013 upon the satisfaction of certain conditions.
CEOC Credit Facilities
During 2012, we (i) extended the maturity of $3,812.3 million B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018 and increased the interest rate with respect to such extended term loans (the “Term B-6 Loans”), (ii) converted $457.8 million original maturity revolver commitments held by consenting lenders to Term B-6 Loans and promptly following such conversion, repaid $1,574.3 million of term loans held by any consenting lender, (iii) extended the maturity of $37.2 million original maturity revolver commitments held by consenting lenders who elected not to convert their commitments to term loans from January 28, 2014 to January 28, 2017 and increased the interest rate and the undrawn commitment fee with respect to such extended revolver commitments, and upon the effectiveness of such extension, terminated $798.5 million of revolver commitments and increased the amount of outstanding Term B-6 Loans by $2,853.8 million, and (iv) modified certain other provisions of the senior secured credit facilities (the "Credit Facilities"). The Term B-6 Loans have a springing maturity to April 14, 2017 if more than $250.0 million of CEOC's 11.25% senior secured notes due 2017 remain outstanding on April 14, 2017.
CMBS Loans
During 2012, we purchased $367.3 million of face value of commercial mortgage-backed securities (“CMBS”) Loans for $229.3 million, recognizing a gain of $135.0 million, net of deferred financing costs.
Transactions with Rock Gaming
In 2012, Rock Gaming made an investment in CIE whereby it purchased 6,155 shares of CIE common stock for $30.4 million. In addition, during 2012 CIE issued non-interest bearing convertible promissory notes with principal totaling $47.7 million to Rock Gaming that are convertible into approximately 8,913 shares of CIE common stock.
Summary of 2013 Events
Horseshoe Cincinnati
In March 2013, ROC opened the 100,000 square foot Horseshoe Cincinnati casino in Cincinnati, Ohio, which we manage for ROC under a management agreement.
CEOC Financing Transactions
In January and February 2013, CEOC converted $267.8 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans, repaid $133.9 million principal amount of term loans of extending lenders, terminated $267.8 million principal amount of revolving commitments of extending lenders, and increased the amount of outstanding Term B-6 Loans by $133.9 million.
In February 2013, CEOC completed the offering of $1,500.0 million aggregate principal amount of 9% senior secured notes due 2020, the proceeds of which we plan to repay a portion of CEOC's existing term loans at par. The proceeds of this offering are held in escrow pending the satisfaction of certain conditions, including receipt of all regulatory approvals.

Governmental Regulation
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules, and regulations of the jurisdiction where it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.3 to this Form 10-K.
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
Employee Relations
We have approximately 68,000 employees through our various subsidiaries. Approximately 28,000 employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel and restaurant employees at certain of our properties. Most of our employees covered by collective bargaining agreements are located at our properties in Las Vegas and Atlantic City. Our collective bargaining agreements with employees located at our Atlantic City properties expire at various times throughout 2014 and 2016 and our collective bargaining agreements with our employees located at our Las Vegas properties expire at various times throughout 2013. A number of labor contracts expired in 2012, and the Company is actively engaged in bargaining with the respective unions with regard to those contracts.
Available Information
Our Internet address is www.caesars.com. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available through our website all filings of our executive officers and directors on Forms 3, 4, and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics for Principal Officers is available on our website under the “Investor Relations” link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Caesars Entertainment Corporation, Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

ITEM 1A.    Risk Factors
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
We are a highly leveraged company. As of December 31, 2012, we had $24,103.1 million face value of outstanding indebtedness and our current debt service obligation for the next 12 months is $2,848.2 million, which includes required interest payments of $1,943.1 million. As of December 31, 2012, CEOC had $21,045.3 million face value of outstanding indebtedness including $516.4 million owed to Caesars Entertainment, and CEOC’s debt service obligation for the next 12 months is $2,758.8 million, which includes required interest payments of $1,857.3 million.

In January and February 2013, CEOC converted $267.8 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans, repaid $133.9 million principal amount of term loans of extending lenders, terminated $267.8 million principal amount of revolving commitments of extending lenders, and increased the amount of outstanding Term B-6 Loans by $133.9 million. Also in February 2013, CEOC amended its Credit Facilities to, among other things: (i) use the net cash proceeds of the February 2013 notes offering to repay a portion of CEOC's existing term loans at par, with such repayment being applied: first, to all outstanding B-1, B-2, and B-3 term loans held by consenting lenders; second, to B-5 and B-6 term loans held by consenting lenders, in an amount up to 20% of the principal amount of the B-5 and B-6 term loans; and third, if any proceeds remain outstanding, to outstanding term loans as CEOC elects in its discretion; (ii) obtain up to $75 million of extended revolving facility commitments with a maturity of January 28, 2017, (iii) increase the accordion capacity under the Credit Facilities by an additional $650 million, (iv) modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the February 2013 notes, and (v) modify certain other provisions of the Credit Facilities. The full terms of these transactions are described in Note 21, "Subsequent Events," to the consolidated financial statements included in Item 8 of this report. The closing of the amendment transaction is subject to certain conditions, including required regulatory approvals.
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
For example, as of December 31, 2012, we had $317.7 million of additional borrowing capacity available under our revolving credit facility with an additional $90.6 million committed to back outstanding letters of credit, all of which is secured on a first priority basis. None of our existing indebtedness limits the amount of debt that may be incurred by Caesars Entertainment. Our Credit Facilities allow for one or more future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under the Credit Facilities and our first lien notes. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis, as well as development and acquisition opportunities.

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

•	our future ability to borrow under our Credit Facilities, the availability of which depends on, among other things, our complying with the covenants in our Credit Facilities.
We may be unable to generate sufficient cash flow from operations, or unable to draw under our Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. As of December 31, 2012, $6.8 billion face value of our indebtedness is scheduled to mature in 2015 (assuming the extension options with respect to the CMBS Financing and PHW Las Vegas senior secured loan are exercised), representing 28% of the total face value of our debt. For a discussion of our debt maturities, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Guarantees of Third-Party Debt and Other Obligations and Commitments-Contractual Obligations.” We do not expect that our cash flow from operations will be sufficient to repay this indebtedness, and we will have to seek a refinancing. We cannot predict at this time whether we will be able to secure any such refinancing, even if market conditions and our financial condition improve between now and then. Even if refinancing alternatives were available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced. In addition, the terms of existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time. In the absence of such operating results and resources, we would face substantial liquidity problems and would likely be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. We could also be required to reorganize our Company in its entirety. CEC is pursuing a strategic transaction that contemplates the transfer of certain of its assets that are not part of the collateral package for the Credit Facilities or the secured notes issued by CEOC, including unencumbered assets of CEC and unrestricted subsidiaries of CEOC, to a newly created entity, named Caesars Growth Venture Partners ("CGVP"), which is anticipated to be controlled by common parties that control CEC. CGVP would be a growth oriented vehicle focused on projects that are complementary to CEC's existing properties. We anticipate that CEC would own a significant portion of CGVP's equity interests and that subsidiaries of CEC would manage new casino properties owned by CGVP. We are pursuing this transaction because we believe it will improve our liquidity and credit profile, enhance our distribution network and provide additional support for potential new ventures. It is currently contemplated that the following assets would be transferred: (i) Planet Hollywood, (ii) investment in a casino project under development in Baltimore, Maryland, (iii) interest in a portion of the management fee revenues of the management companies for Planet Hollywood and the casino to be developed in Baltimore, Maryland, (iv) shares of Caesars Interactive Entertainment, Inc.'s outstanding common stock held by HIE Holdings, Inc., a subsidiary of CEC, and (v) approximately $1.1 billion face value of senior notes issued by CEOC held by Harrah's BC, Inc. It is anticipated the Sponsors would participate in the transaction and that CEC's other shareholders would have the opportunity to participate on the same terms as the Sponsors. The form of consideration to CEC is expected to be equity interests and cash, and any consideration to CEOC is expected to be cash, in each case at fair value. There is no current intention that this transaction will involve CEC's outstanding CMBS financing. There are no commitments with respect to any such transaction and there have been no agreements with respect to price or value. The transfer of such assets would require the approval of regulators and other third parties, which we may not be able to obtain. Therefore, we cannot assure you that any such transaction will be entered into or consummated or, if consummated, describe the impact the transaction would have on us. Neither the Sponsors nor any of their respective affiliates has any continuing obligation to provide us with debt or equity financing. Even if we are able to refinance our debt, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the interest rates on our first and second lien notes are substantially higher than the interest rates under our Credit Facility. If we are unable to service our debt obligations generally, and if we are unable to refinance our debt obligations that mature in 2015 or thereafter, we cannot assure you that our company will continue in its current state or that your investment in our company will retain any value.

Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our Credit Facilities, the CMBS mortgage loan and/or related mezzanine loans the (“CMBS Loans”), the indentures governing most of our existing notes, the senior secured loans related to the development of Octavius Tower at Caesars Palace Las Vegas and Project Linq, the senior secured loan of PHW Las Vegas, LLC, the senior secured notes of Chester Downs and the senior secured loans related to the redevelopment of Bill's Gamblin' Hall & Saloon contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

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
We have pledged and will pledge a significant portion of our assets as collateral under our Credit Facilities, our CMBS Loans, our first lien notes, our second lien notes, the senior secured loan of PHW Las Vegas, LLC, the senior secured loan related to the developments of the Octavius Tower at Caesars Palace Las Vegas, Bill's Gamblin' Hall & Saloon, and a retail, dining and entertainment corridor located between The Quad Resort & Casino and the Flamingo Las Vegas on the Las Vegas strip ("Project Linq"), or the senior secured notes of Chester Downs. If any of these lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
Under our Credit Facilities, we are required to satisfy and maintain specified financial ratios. Specifically, our Credit Facilities requires us to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of our senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes up to $2,200.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted cash on hand. As of December 31, 2012, the senior secured leverage ratio was 4.44 to 1.0. In addition, under certain circumstances, our Credit Facilities allow us to apply cash contributions received by us as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted if we are unable to meet our senior secured leverage ratio. Many factors affect our continuing ability to comply with the covenant, including (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) increases in cost-savings actions, (c) asset sales, (d) issuing additional second lien or unsecured debt, (e) equity financings, (f) delays in investments in new developments, or (g) a combination thereof.
Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our Credit Facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our Credit Facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require us to apply all of our available cash to repay these borrowings.
Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our Credit Facilities, our CMBS Loans and our first and second lien notes could proceed against the collateral granted to them to secure that indebtedness.

If the indebtedness under our first and second lien notes, Credit Facilities, CMBS Loans or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
We are controlled by the Sponsors, whose interests may not be aligned with ours.
Hamlet Holdings, the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors, beneficially owns approximately 69.9% of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares. As a result, the Sponsors have the power to elect all of our directors. Therefore, the Sponsors have the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. The interests of the Sponsors could conflict with or differ from the interests of other holders of our securities. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Additionally, the Sponsors are in the business of making or advising on investments in companies it holds, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with the Sponsors or their co-investors could cause our stock price to decline. So long as Hamlet Holdings continues to hold the irrevocable proxy, they will continue to be able to strongly influence or effectively control our decisions.
In addition, we have an executive committee that serves at the discretion of our Board and is authorized to take such actions as it reasonably determines appropriate. Currently, the executive committee may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee.
The downturn in the national economy over the past few years, the volatility and disruption of the capital and credit markets, and adverse changes in the global economy could negatively impact our financial performance and our ability to access financing.
The severe economic downturn over the past few years and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction such as recently experienced, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings.
Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. For example, key determinants of our revenues and operating performance include hotel Average Daily Rate ("ADR"), number of gaming trips and average spend per trip by our customers. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as a result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flow. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

We may not realize any or all of our projected cost savings, which would have the effect of reducing our LTM Adjusted EBITDA - Pro Forma, which would have a negative effect on our results of operations and negatively impact our covenant calculation and could have a negative effect on our stock price.
Beginning in the third quarter of 2008, we initiated a company-wide cost savings plan in an effort to align our expenses with current revenue levels. In addition, we embarked on Project Renewal in the fourth quarter of 2010 to identify the optimum way of structuring our business given our breadth and scale of product offerings. While these efforts have allowed us to realize substantial savings since we initiated our cost savings plan, our continued reduction efforts may fail to achieve similar or continued savings. Although we believe, as of December 31, 2012, once fully implemented, these cost savings programs will produce additional estimated annual cost savings of $212.8 million we may not realize some or all of these projected savings without impacting our revenues. Our cost savings plans are intended to increase our effectiveness and efficiency in our operations without impacting our revenues and margins. Our cost savings plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual savings may differ materially from what we anticipate. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. In addition, our expected savings from procurement of goods may be affected by unexpected increases in the cost of raw materials. Furthermore, because we use our projected yet-to-be realized cost savings as a pro forma adjustment to calculate our LTM Adjusted EBITDA - Pro Forma, our actual Adjusted EBITDA would be reduced to the extent of the cost savings we do not achieve.
We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition, and results of operations.
We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, revenues and income from operations were negatively impacted during July 2006 in Atlantic City by a three-day government-imposed casino shutdown. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. For example, in Iowa, our ability to continue our gaming operations is subject to a referendum every eight years or at any time upon petition of the voters in the county in which we operate; the most recent referendum which approved our ability to continue to operate our casinos occurred in November 2010. In Maryland, we will have to reapply for our license in 15 years. There can be no assurance that continued gaming activity will be approved in any referendum in the future. If we do not obtain the requisite approval in any future referendum, we will not be able to operate our gaming operations in Iowa, which would negatively impact our future performance.
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
In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. For additional information on the criteria used in making determinations regarding suitability, see “Governmental Regulation.”

For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission, or the Gaming Commission, may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable shall apply for a finding of suitability within 30 days after the Gaming Commission's request that he or she should do so and, together with his or her application for suitability, deposit with the Nevada Gaming Control Board, or the Control Board, a sum of money which, in the sole discretion of the Control Board, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the Control Board to pay final costs and charges. Additionally, under Ohio law, an institutional investor, which is broadly defined and includes any corporation that holds any amount of our stock, will be required to apply for and obtain a waiver of suitability determination.
Furthermore, any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold directly or indirectly the beneficial ownership of any voting security or the beneficial or record ownership of any nonvoting security or any debt security of any public corporation which is registered with the gaming authority beyond the time prescribed by the gaming authority. A violation of the foregoing may constitute a criminal offense. A finding of unsuitability by a particular gaming authority impacts that person's ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person's ability to associate or affiliate with gaming licensees in other jurisdictions.
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company's voting securities for investment purposes only.
Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest. In Indiana, for example, a person may not have an ownership interest in more than two Indiana riverboat owner's licenses.
If we are unable to effectively compete against our competitors, our profits will decline.
The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing, and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market that we participate may have substantially greater financial, marketing, or other resources than we do, and there can be no assurance that they will not, in the future, engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot assure you that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations, and cash flow.
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009 in Las Vegas, and Revel, a resort and casino in Atlantic City, opened in May 2012. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.
In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada, New Jersey, New York, Connecticut, Pennsylvania, Mississippi, Missouri, Maryland, Michigan, Indiana, Iowa, Kansas, Illinois, Ohio, Louisiana, Ontario, South Africa, Uruguay, United Kingdom, Egypt, and/or other projects not yet announced which may be competitive in the other markets where we operate or intend to operate. Several states, such as Kentucky, Texas and Indian tribes are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions. In addition, our operations located in New Jersey may be adversely impacted by the expansion of gaming in Maryland, New York and Pennsylvania, and our operations located in Nevada may be adversely impacted by the expansion of gaming in California, respectively.

Use of the “Caesars” brand name, or any of our other brands, by entities other than us could damage the brands and our operations and adversely affect our business and results of operations.
Our “Caesars” brand remains the most recognized casino brand in the world and our operations benefit from the global recognition and reputation generated by our brands. Generally and through Caesars Global Living, we are actively pursuing gaming and non-gaming management, branding, and development opportunities in Asia and other parts of the world where our brands and reputation are already well-recognized assets. In September 2011, we announced a management and branding agreement for a non-gaming development, whose equity will be provided by a third party, which will be called Caesars Palace Longmu Bay. In addition, we will continue to expand our World Series of Poker tournaments to international jurisdictions where we believe there is a likelihood of legalization of online gaming, in order to grow the brand’s awareness. In connection with such opportunities, we intend to grant third parties licenses to use our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the “Caesars” and the “World Series of Poker” brand names, or any of our other brands, by third parties outside of our exclusive control.
Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. For example, we own and manage the World Series of Poker tournaments, and we license trademarks for a variety of products and businesses related to this brand. While our business as a whole is not substantially dependent on any one trademark or combination of several of our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. We file applications for and obtain patents, copyrights and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and use information that we regard as proprietary and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resource. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and our market acceptance, competitive advantages or goodwill, which could adversely affect our business.
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
We intend to develop, construct and open or acquire new hotels, casinos and other gaming venues, as well as develop and manage non-gaming venues, in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third party debt, the incurrence of contingent liabilities and an increase in depreciation and amortization expense, which could have an adverse effect upon our business, financial condition, results of operations and cash flow. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our recent construction of the Octavius Tower and redevelopment of the Nobu Tower at Caesars Palace in Las Vegas, the planned redevelopment of Bill's Gamblin' Hall in Las Vegas, the planned construction of Horseshoe Baltimore as well as the development and construction of non-gaming venues such as Project Linq in Las Vegas and Caesars Palace Longmu Bay in China, are susceptible to various risks and uncertainties, such as:

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
For example, we made a bid with Rock Gaming LLC and other local investors for a video lottery terminal facility in Suffolk County Massachusetts and we can give no assurances that the bid will be awarded to us, that we will reach definitive agreements with the other parties that comprise the bid, or that the development project will be undertaken.
Our failure to complete any new development or expansion project, or consummate any joint development, expansion projects or projects where we license our brands, as planned, on schedule, within budget or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition, results of operations and cash flow.
We may sell or divest different properties or assets as a result of our evaluation of our portfolio of businesses. Such sales or divestitures would affect our costs, revenues, profitability and financial position.
From time to time, we evaluate our properties and our portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets. For example, in May 2012, we announced an agreement to sell our Harrah's St. Louis property and, in November 2012, we completed the sale. We plan to dispose of the subsidiaries that hold our land concession in Macau and in the fourth quarter 2012, began discussions with interested investors regarding sale of those entities. These sales or divestitures affect our costs, revenues, profitability and financial position.
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
Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the businesses of such acquired company with our businesses. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies, including our recent acquisitions of Planet Hollywood in Las Vegas and Playtika Ltd., include, among others:

•	coordinating marketing functions;

•	undisclosed liabilities; unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management's attention from ongoing business concerns; and

•	coordinating geographically separate organizations.
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
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to regulations imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our resorts could have a negative effect on our results of operations.

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
Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting, personnel is intense. Recruiting, training, retention and benefit costs place significant demands on our resources. Additionally, our substantial indebtedness and the recent downturn in the gaming, travel and leisure sectors have made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.
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
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of our customers for our properties in Las Vegas use air travel. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington, D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, other countries throughout the world will continue to directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt were negatively affected from the uprising there in January 2011. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially underinsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.
In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills could also adversely impact our business and operating results. For example, four of our properties in Louisiana and Mississippi were closed for an extended period of time due to the damage sustained from Hurricanes Katrina and Rita in August and September 2005, respectively. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted. Seven of our properties were closed during the first half of 2011 due to flooding and severe weather conditions. Additionally, in August 2011, our casinos in Atlantic City were closed during a busy summer weekend due to Hurricane Irene.

Our properties in Atlantic City were closed for five days and our property in Philadelphia was closed for two days in October and November 2012 due to Hurricane Sandy. Further, certain of these properties sustained minor damage from the storm, which totaled approximately $1 million. In addition, Hurricane Sandy significantly affected Atlantic City and surrounding areas in the northeast through flooding, wind and other water damage to properties and infrastructure, loss of power to residences and businesses and by creating a fuel shortage in New Jersey and surrounding areas. The regional storm damage in the northeast is likely to deter customers from visiting Atlantic City and our Atlantic City properties for some period of time. Our covered losses from property damage and business interruption did not exceed our deductible on this storm. Our results of operations in this region were significantly affected in the fourth quarter of 2012, with an estimated reduction in revenues of between $40 million and $45 million and a related reduction in operating income of between $35 million and $40 million.
In most cases, we have insurance that covers portions of any losses from a natural disaster, but in many cases it is subject to deductibles and maximum payouts. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance, such as our August 2011 and October and November 2012 closings in Atlantic City.
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
Each year, we perform a preliminary annual assessment of goodwill as of September 30, or more frequently if impairment indicators exist. For our preliminary assessment, we determine the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization ("EBITDA"), combined with estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at September 30. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry. In the fourth quarter, we finalize our assessment of goodwill once we complete our fair value analysis for reporting units where a step two impairment test is required.
Each year, we perform an annual impairment assessment of other non-amortizing intangible assets as of September 30, or more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and excess Earnings Method under the income approach.
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. When performing this assessment, we consider current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors.
We are dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in impairment charges during the years ended December 31, 2012, 2011, and 2010, and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.

We may be required to pay our future tax obligation on our deferred cancellation of debt income.
Under the American Recovery and Reinvestment Act of 2009, or the ARRA, we received temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $3.5 billion for tax purposes (net of Original Issue Discount ("OID") interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. Alternatively, the deferred CODI, net of deferred OID, could be accelerated into taxable income in a year an impairment transaction occurs. To the extent that our federal taxable income exceeds our available federal net operating loss carry forwards in those years, we will have a cash tax obligation. Our tax obligations related to CODI could be substantial and could materially and adversely affect our cash flows as a result of tax payments. For more information on the debt that we reacquired in 2009 and 2010, see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Other Factors Affecting Net Income."
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
Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.
We have comprehensive property and liability insurance policies for our properties in operation as well as those in the course of construction with coverage features and insured limits that we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.
Compromises of our information systems or unauthorized access to confidential information or our customers' personal information could materially harm our reputation and business.
We collect and store confidential, personal information relating to our customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments.  For example, we handle, collect and store personal information in connection with our customers staying at our hotels and enrolling in our Total Rewards program. We may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Our collection and use of personal data are governed by state and federal privacy laws and regulations as well as the applicable laws and regulations in other countries in which we operate.  Privacy law is an area that changes often and varies significantly by jurisdiction.     We may incur significant costs in order to ensure compliance with the various applicable privacy requirements. In addition, privacy laws and regulations may limit our ability to market to our customers.

We assess and monitor the security of collection, storage and transmission of customer information on an ongoing basis.  We utilize commercially available software and technologies to monitor, assess and secure our network.   Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not us. Although we have taken steps designed to safeguard our customers' confidential personal information, our network and other systems and those of third parties, such as service providers, could be compromised by a third party breach of our system security or that of a third party provider or as a result by purposeful or accidental actions of third parties, our employees or those employees of a third party.   Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that we are adequately protecting our information.
Any loss, disclosure or misappropriation of, or access to, customers' or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition, results of operations and cash flow.
Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either "critical" or "endangered" as those terms are defined in the PPA. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a withdrawal by us, which we consider from time to time, or a mass withdrawal or insolvency of contributing employers, we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities. Any termination of a multi-employer plan, or mass withdrawal or insolvency of contributing employers, could require us to contribute an amount under a plan of rehabilitation or surcharge assessment that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
An active trading market for our common stock may not develop.
Prior to our listing in February 2012, there was no public market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. Our shares may be less liquid than the shares of other newly public companies and there may be imbalances between supply and demand for our shares. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, owners of our common stock may have difficulty selling any of our common stock.
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
As of March 1, 2013, there were 125,362,197 shares outstanding, all of which are the same class of voting common stock. All of the outstanding shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended ("Securities Act"), subject to volume limitations, applicable holding period requirements or other contractual restrictions. The Sponsors have the ability to cause us to register the resale of its shares, and our management members who hold shares will have the ability to include their shares in such registration.

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
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent a holder of our common stock from being able to sell their shares. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team;

•	the expiration of contractual lockup agreements; and

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
Hamlet Holdings controls a majority of our voting common stock. As a result, we are a “controlled company” within the meaning of NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and we have elected not to comply with certain NASDAQ corporate governance requirements, including:

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
PRIVATE SECURITIES LITIGATION REFORM ACT
This Form 10-K contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
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

•	our ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, competition for new licenses and operating and market competition;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, the ongoing downturn in the gaming industry, or any other factor;

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

•
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, including losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of our facilities, such as the amount of losses and disruption to our company as a result of Hurricane Sandy in late October 2012;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to insurance on reasonable terms for our assets;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” above.
You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
The following table sets forth information about our casino entertainment facilities as of December 31, 2012:
Summary of Property Information

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)
Atlantic City, New Jersey
Harrah’s Atlantic City	Land-based	158,500	2,630	180	2,590
Showboat Atlantic City	Land-based	108,900	2,290	110	1,330
Bally’s Atlantic City	Land-based	104,100	2,320	140	1,750
Caesars Atlantic City	Land-based	111,800	2,190	180	1,140
Las Vegas, Nevada
Harrah’s Las Vegas	Land-based	90,600	1,300	100	2,530
Rio	Land-based	117,300	1,080	90	2,520
Caesars Palace	Land-based	139,200	1,370	180	4,270
Paris Las Vegas	Land-based	95,300	1,030	90	2,920
Bally’s Las Vegas	Land-based	66,200	910	70	2,810
Flamingo Las Vegas(b)	Land-based	72,300	1,220	120	3,460
The Quad Resort & Casino (l)	Land-based	32,800	700	50	2,540
Bill’s Gamblin’ Hall & Saloon	Land-based	19,800	350	50	200
Hot Spot Oasis	Land-based	1,000	20	—	—
Planet Hollywood Resort and Casino	Land-based	64,500	1,100	90	2,500
Laughlin, Nevada
Harrah’s Laughlin	Land-based	56,000	930	40	1,510
Reno, Nevada
Harrah’s Reno	Land-based	41,600	790	40	930
Lake Tahoe, Nevada
Harrah’s Lake Tahoe	Land-based	57,500	820	70	510
Harveys Lake Tahoe	Land-based	71,500	760	70	740
Cleveland, Ohio
Horseshoe Cleveland (k)	Land-based	96,000	1,850	120	—
Chicago, Illinois area
Harrah’s Joliet (Illinois)(c)	Dockside	38,900	1,140	30	200
Horseshoe Hammond (Indiana)	Dockside	108,200	3,000	155	—
Metropolis, Illinois
Harrah’s Metropolis	Dockside	31,000	1,150	30	260
Southern Indiana
Horseshoe Southern Indiana	Dockside	86,600	1,750	110	500
Council Bluffs, Iowa
Harrah’s Council Bluffs	Dockside	28,000	830	20	250
Horseshoe Council Bluffs(d)	Greyhound racing facility and land- based casino	78,800	1,670	70	—
Tunica, Mississippi
Horseshoe Tunica	Dockside	63,000	1,460	90	510
Harrah’s Tunica	Dockside	136,000	1,340	70	1,360
Tunica Roadhouse Hotel & Casino	Dockside	31,000	730	30	130
Mississippi Gulf Coast
Grand Casino Biloxi	Dockside	31,300	750	30	490
North Kansas City, Missouri
Harrah’s North Kansas City	Dockside	60,100	1,520	60	390

Property	Type of Casino	Casino Space– Sq. Ft. (a)	Slot Machines (a)	Table Games (a)	Hotel Rooms & Suites (a)
New Orleans, Louisiana
Harrah’s New Orleans	Land-based	125,100	1,830	150	450
Bossier City, Louisiana
Louisiana Downs(e)	Thoroughbred racing facility and land-based casino	12,000	1,070	—	—
Horseshoe Bossier City	Dockside	29,800	1,360	80	610
Chester, Pennsylvania
Harrah’s Philadelphia(f)	Harness racing facility and land- based casino	112,600	2,800	120	—
Phoenix, Arizona
Harrah’s Ak-Chin(g)	Indian Reservation	48,800	1,110	30	300
Cherokee, North Carolina
Harrah’s Cherokee(g)	Indian Reservation	176,800	3,870	140	1,110
San Diego, California
Harrah’s Rincon(g)	Indian Reservation	72,900	1,860	70	660
Punta del Este, Uruguay
Conrad Punta del Este Resort and Casino(h)	Land-based	44,500	550	70	290
Ontario, Canada
Caesars Windsor(i)	Land-based	100,000	2,300	80	760
United Kingdom
Golden Nugget	Land-based	5,100	50	20	—
Playboy Club London	Land-based	6,200	20	20	—
The Sportsman	Land-based	5,200	50	20	—
Rendezvous Brighton	Land-based	7,800	80	30	—
Rendezvous Southend-on-Sea	Land-based	8,700	50	30	—
Manchester235	Land-based	11,500	40	40	—
The Casino at the Empire	Land-based	20,900	130	50	—
Alea Nottingham	Land-based	10,000	50	20	—
Alea Glasgow	Land-based	15,000	50	30	—
Alea Leeds (m)	Land-based	10,300	50	30	—
Egypt
The London Clubs Cairo-Ramses (g)	Land-based	2,700	40	20	—
Caesars Cairo (g)	Land-based	5,500	30	20	—
South Africa
Emerald Safari(j)	Land-based	37,700	560	40	190
____________________

(a)	Approximate.

(b)	Includes O'Shea's Casino, which is adjacent to this property. O'Shea's Casino temporarily ceased operations on April 30, 2012 and is expected to reopen in 2013 as part of The Quad Resort & Casino.

(c)	We have an 80% ownership interest in and manage this property.

(d)
The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024. This information includes the Bluffs Run greyhound racetrack that operates at the property.

(e)	We own a 49% share of a venture that owns a 150-room hotel located near the property.

(f)	Prior to May 2012, this property operated under the Harrah's Chester name. We have a 99.5% ownership interest in and manage this property.

(g)	Managed.

(h)
We have an approximate 95% ownership interest and manage this property. In November 2012, we entered into a definitive agreement with Enjoy to sell 45% of Baluma S.A., our subsidiary that owns and operates Conrad. Under the terms of the agreement, we will have an approximate 52% ownership in this property. Please refer to Note 3, “Acquisitions, Investments, Dispositions and Divestitures," to our consolidated financial statements appearing in Item 8 of this report for more details on this agreement.

(i)	We operate this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(j)	We have a 70% ownership interest in and manage this property.

(k)	We manage this property and have a 20% interest in ROC which owns this property.

(l)	Prior to December 2012, this property operated under the name Imperial Palace Hotel and Casino.

(m)	We closed this casino on March 4, 2013.

ITEM 3.    Legal Proceedings
Litigation
The Supreme Court of Nevada decided in early 2008 that food purchased for subsequent use in the provision of complimentary and/or employee meals is exempt from use tax. Previously, such purchases were subject to use tax and the Company has claimed, but not recognized into earnings, a use tax refund totaling $32.2 million, plus interest, as a result of the 2008 decision. In early 2009, the Nevada Department of Taxation ("Department”) audited our refund claim, but has taken the position that those same purchases are now subject to sales tax; therefore, they subsequently issued a sales tax assessment totaling $27.4 million plus interest after application of our refund on use tax.
On October 21, 2010, the administrative law judge (“ALJ”) issued a decision and ruled in our favor on a number of key issues, including that complimentary employee meals are not subject to sales tax. Although both the Company and the Nevada Department of Taxation filed an appeal of the decision with the Nevada Tax Commission (“Commission”), the case was returned to the ALJ for further factual development. The ALJ issued a second decision on March 8, 2012, reversing her previous, partially favorable ruling relating to the taxability of complimentary employee meals and affirmed the taxability of complimentary meals but limited the entire sales tax assessment to the amount of the Company's use tax refund claims resulting in no use tax refund awarded but no sales tax amounts due. The ALJ decision was affirmed in the Commission hearing on June 25, 2012 and the Commission's final decision was issued on July 31, 2012. We filed a petition for judicial review with the District Court on August 7, 2012. On March 1, 2013, the District Court judge ruled that employee meals are not subject to sales tax but affirmed the application of sales tax to complimentary patron meals. Additionally, the judge ordered a refund of the portion of our use tax refund claims filed prior to October 1, 2005 without any offsetting sales tax assessments relating to complimentary patron meals for those periods. We expect that the District Court decision will be appealed to the Nevada Supreme Court.
Subsequent to a written Commission decision issued in February 2012 for another gaming company, the Department has issued draft regulations requiring the collection of sales tax on the retail value of complimentary meals and the cost of employee meals. Although the Commission approved the regulation on June 25, 2012, there are several additional approvals required, including by the Legislative Commission, before the regulation is finalized. On June 6, 2012, the Department issued additional guidance regarding the payment of sales tax on complimentary and employee meals, maintaining that meals are taxable as of February 15, 2012 but that the payment of the tax is due, without penalty or interest, at the earlier of (a) one month after approval of the regulation by the Legislative Commission, (b) one month after a Nevada Supreme Court decision, (c) the effective date of any legislation or (d) June 30, 2013. The Department stated that it provided this additional guidance regarding the deferral of payment requirements because the Legislative Commission has not had the opportunity to approve the regulation and because there are several ongoing appeals that have not been heard by the Tax Commission and the Nevada Supreme Court.
As of December 31, 2012 we had accrued $16.4 million in sales tax accruals on complementary meals. Due to uncertainty regarding the ultimate outcome of our pending litigation and/or the final approval and form of the pending regulation, we continue to record sales tax reserves against loss on this matter.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.    Mine Safety Disclosures
Not applicable.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC, one of our Sponsors, beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with Caesars, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).
The disclosure below does not relate to any activities conducted by Caesars and does not involve Caesars or Caesars management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.
“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act
Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.
As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.
Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.
In January and February of 2012, one of the Company's non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company's final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.
We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART II

ITEM 5.	Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Effective February 8, 2012, our common stock trades on the NASDAQ under the symbol “CZR.” The following table sets forth the high and low sales prices for the common stock on the NASDAQ for each fiscal quarter of 2012. Subsequent to the Acquisition in 2008, and prior to the above date, our outstanding common stock was privately held, and there was no established public trading market for our common stock; therefore, there are no high and low sales prices for the common stock available for 2011.

	High	Low
2012
First Quarter (from February 8, 2012)	$17.90	$9.00
Second Quarter	15.74	11.03
Third Quarter	11.67	6.38
Fourth Quarter	8.25	4.52
As of March 1, 2013, there were 125,362,197 shares of common stock issued and outstanding that were held by 171 stockholders of record.
Dividends
We did not pay any cash dividends in the years ended December 31, 2012 or 2011. We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the fiscal years ended December 31, 2012, 2011, or 2010 that have not been registered under the Securities Act.
Share Repurchases
The Company did not repurchase shares of our common stock during the quarter ended December 31, 2012.

Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on February 8, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) and ending on December 31, 2012. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on February 8, 2012, and that all dividends were reinvested. Stock price performance, presented for the period from February 8, 2012 to December 31, 2012, is not necessarily indicative of future results.

	2/8/2012	12/31/2012
CZR	$100.00	$44.96
S&P 500 Index	100.00	107.85
Dow Jones U.S. Gambling	100.00	98.69
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information
In February 2008, our Board of Directors approved the Harrah's Entertainment, Inc. Management Equity Incentive Plan, as amended (the "2008 Incentive Plan") and granted options to purchase our common stock to certain of our officers and employees. In February 2012, our Board of Directors adopted the 2012 Performance Incentive Plan, as amended (the "2012 Incentive Plan"), which is more fully discussed in Item 8. Financial Statements and Supplementary Data, Note 18, “Employee Benefit Plans.”
The table below sets forth information regarding our equity compensation plans as of December 31, 2012:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options or vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Stock Options (1)	8,478,148	$10.51	7,303,449
Restricted Stock (2)	50,000	—	N/A
____________________

(1)
The weighted average remaining contract life for the options set forth in this column is 9.4 years.  The number of securities to be issued upon exercise of outstanding options includes 231,918 shares related to a rollover option initially signed with an executive on January 27, 2008 that provided for the conversion of options to purchase shares of the Company prior to the Acquisition into options to purchase shares of the Company following the Acquisition (the "2008 Rollover Options"), which had an expiration date of June 17, 2012. On April 16, 2012, the Human Resources Committee of our Board of Directors approved an award to replace the 2008 Rollover Options with an option to purchase an equal amount of shares of our common stock pursuant to the 2012 Performance Incentive Plan (the "2012 Rollover Options"). The 2012 Rollover Options are fully vested, expire in April 2022 and were issued under the 2012 Incentive Plan.

(2)	The shares of restricted common stock are issued under the 2012 Incentive Plan.

ITEM 6.    Selected Financial Data

The selected financial data set forth below for the periods indicated, should be read in conjunction with the consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K.

	Successor					Predecessor
(In millions, except per share data)	2012	2011	2010	2009	Jan. 28, 2008 through Dec. 31, 2008	Jan. 1, 2008 through Jan. 27, 2008
OPERATING DATA
Net revenues	$8,586.7	$8,573.3	$8,553.2	$8,622.4	$9,100.4	$739.2
Write-downs, reserves, and project opening costs, net of recoveries	106.2	73.8	149.7	111.4	45.1	5.4
Intangible and tangible asset impairment charges	1,067.7	32.8	184.0	1,638.0	5,462.6	—
(Loss)/income from operations	(313.4)	816.3	483.1	(674.7)	(4,263.4)	(38.5)
Gains on early extinguishments of debt	136.0	47.9	115.6	4,965.5	742.1	—
(Loss)/income from continuing operations, net of income taxes	(1,382.7)	(698.1)	(849.4)	811.0	(5,185.8)	(100.6)
(Loss)/income from discontinued operations, net of income taxes	(109.5)	31.4	26.1	35.4	101.5	1.3
Net (loss)/income	(1,492.2)	(666.7)	(823.3)	846.4	(5,084.3)	(99.3)
Net (loss)/income attributable to Caesars	(1,497.5)	(687.6)	(831.1)	827.6	(5,096.3)	(100.9)
COMMON STOCK DATA
Diluted (loss)/earnings per share
From continuing operations	(11.08)	(5.75)	(8.63)	3.78	(77.42)	(0.55)
From discontinued operations	(0.87)	0.25	0.26	0.17	1.43	0.01
Net (loss)/income	(11.95)	(5.50)	(8.37)	3.95	(75.99)	(0.54)
FINANCIAL POSITION DATA
Total assets	$27,998.1	$28,515.6	$28,587.7	$28,979.2	$31,048.6	$23,371.3
Long-term debt	20,532.2	19,759.5	18,785.5	18,868.8	23,123.3	12,367.5
Stockholders’ (deficit)/equity	(411.7)	1,006.7	1,672.6	(867.0)	(1,360.8)	6,733.4

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto and other financial information included elsewhere in this Form 10-K. Certain statements in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Item 1A. Risk Factors— PRIVATE SECURITIES LITIGATION REFORM ACT” of this report.
Overview
We are the world’s most diversified casino-entertainment provider and the most geographically diverse U.S. casino-entertainment company. As of December 31, 2012, we owned, operated, or managed, through various subsidiaries, 52 casinos in 13 U.S. states and seven countries. The majority of these casinos operate in the United States, primarily under the Caesars, Harrah’s, and Horseshoe brand names and in England. Our casino entertainment facilities include 33 land-based casinos, 11 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Cleveland, Ohio, one managed casino in Canada, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our land-based casinos include nine in England, two in Egypt, one in Scotland, one in South Africa and one in Uruguay. As of December 31, 2012, our facilities had an aggregate of approximately three million square feet of gaming space and approximately 43,000 hotel rooms. Our industry-leading customer loyalty program, Total Rewards, has over 45 million members. We use the Total Rewards system to market promotions and to generate customer play across our network of properties. In addition, we own an online gaming business, providing for real money casino, bingo, and poker games in the United Kingdom, alliances with online gaming providers in Italy and France, "play for fun" offerings in other jurisdictions, social games on Facebook and other social media websites, and mobile application platforms. We also own and manage the World Series of Poker tournament and brand.
Regional Aggregation
The executive officers of our company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of our company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, our casino properties (as of December 31, 2012, or otherwise noted below) have been grouped into seven regions as shown in the table below to facilitate discussion of our operating results:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s North Kansas City
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Council Bluffs
Flamingo Las Vegas(a)	Bally’s Atlantic City	Horseshoe Bossier City	Horseshoe Council Bluffs/
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi	Bluffs Run
Paris Las Vegas	Harrah’s Philadelphia(c)	Harrah’s Tunica
Rio		Horseshoe Tunica
The Quad Resort & Casino(b)		Tunica Roadhouse Hotel &
Bill’s Gamblin’ Hall &		Casino
Saloon
Planet Hollywood Resort &
Casino

Illinois/Indiana	Other Nevada	Managed and International
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin(e)
Harrah’s Joliet(d)	Harrah’s Lake Tahoe	Harrah’s Cherokee(e)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Rincon(e)
Horseshoe Hammond	Harrah’s Laughlin	Horseshoe Cleveland(f)
Conrad Punta del Este(g)
Caesars Windsor(h)
London Clubs International(i)

____________________

(a)	Includes O'Shea's Casino, which is adjacent to this property. O'Shea's Casino temporarily ceased operations on April 30, 2012 and is expected to reopen in 2013 as part of The Quad Resort & Casino.

(b)	Prior to December 2012, this property operated under the name Imperial Palace Hotel and Casino.

(c)	Prior to May 2012, this property operated under the Harrah's Chester name. We have a 99.5% ownership interest in and manage this property.

(d)	We have an 80% ownership interest in and manage this property.

(e)	Managed.

(f)	We manage this property and have a 20% interest in Rock Ohio Caesars, LLC, which owns this property.

(g)
We have an approximate 95% ownership interest in and manage this property. In November 2012, we entered into a definitive agreement with Enjoy to sell 45% of Baluma S.A., our subsidiary that owns and operates Conrad. Under the terms of the agreement, we will have an approximate 52% ownership in this property. Please refer to Note 3, “Acquisitions, Investments, Dispositions and Divestitures," to our consolidated financial statements appearing in Item 8 of this report for more details on this agreement.

(h)	We operate this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(i)
As of December 31, 2012, we owned, operated, or managed 10 casino clubs in the provinces of the United Kingdom and two in Egypt. On March 4, 2013, we closed one of the casino clubs in the United Kingdom. We also have a 70% ownership interest in and manage one casino in South Africa.

Consolidated Operating Results

				Percent Favorable/(Unfavorable)
(Dollars in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Casino revenues	$6,246.9	$6,394.5	$6,671.8	(2.3)%	(4.2)%
Net revenues	8,586.7	8,573.3	8,553.2	0.2%	0.2%
(Loss)/income from operations	(313.4)	816.3	483.1	**	69.0%
Loss from continuing operations, net of income taxes	(1,382.7)	(698.1)	(849.4)	(98.1)%	17.8%
(Loss)/income from discontinued operations, net of income taxes	(109.5)	31.4	26.1	**	20.3%
Net loss attributable to Caesars	(1,497.5)	(687.6)	(831.1)	(117.8)%	17.3%
Operating margin *	(3.6)%	9.5%	5.6%	(13.1) pts	3.9 pts
Net revenues, (loss)/income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of the Harrah's St. Louis casino and the results of the subsidiaries that hold our land concession in Macau, both of which are presented as discontinued operations.
____________________
* Operating margin is calculated as (loss)/income from operations divided by net revenues.
** Not meaningful.
Year ended December 31, 2012 compared to year ended December 31, 2011
Net revenues for 2012 increased $13.4 million or 0.2% from 2011 due mainly to higher revenues from our online businesses and from Caesars' management companies due in part to the opening of Horseshoe Cleveland in May 2012. These higher revenues were mostly offset by revenue declines in the Atlantic City Region resulting from hurricane-related property closures as well as continued competitive pressures in that region. All five properties in the Atlantic City Region had closures during the fourth quarter 2012 due to Hurricane Sandy, which made landfall on October 29, 2012. Harrah's Philadelphia reopened two days later and the Atlantic City properties reopened five days later. However, the region's economy has been slow to recover due to the devastation caused by the hurricane. We estimate that the negative impact of Hurricane Sandy on net revenues was approximately $40 million to $45 million.

For 2012, loss from operations was $313.4 million compared with income from operations of $816.3 million in 2011. This change was due largely to non-cash impairment charges that totaled $1,067.7 million, comprised of intangible asset impairment charges of $195.2 million related to goodwill, $209.0 million related to trademarks and $33.0 million related to gaming rights, as well as tangible asset impairment charges of $450.0 million related to the tangible assets of one of the properties in the Atlantic City Region and $180.5 million related to a previously halted development project in Biloxi, Mississippi. By comparison, non-cash intangible and tangible asset impairment charges were $32.8 million in 2011. Also contributing to the loss from operations in 2012 was an increase in depreciation expense associated with the opening of the Octavius Tower at Caesars Palace Las Vegas in January 2012, and increased corporate expenses and write-downs, reserves, and project opening costs, net of recoveries.
Net loss attributable to Caesars for 2012 increased $809.9 million or 117.8% from 2011, due mainly to the increase in loss from operations and a net loss from our discontinued operations of $109.5 million, partially offset by increases in gains on early extinguishments of debt and the tax rate benefit as further described in "Other Factors Affecting Net Income" that follows herein.
Year ended December 31, 2011 compared to year ended December 31, 2010
Despite a decline in casino revenues, net revenues for 2011 increased $20.1 million, or 0.2%, from 2010, as favorable results in Las Vegas and from our international and online businesses, including revenues related to Playtika, which we acquired during the year, were somewhat offset by revenue declines at properties in the Midwest and Atlantic City.
For 2011, income from operations increased $333.2 million, or 69.0%, from 2010. This increase was due mainly to a $151.2 million decrease from 2010 of intangible and tangible non-cash impairment charges, the effects of cost-reduction efforts under cost savings programs, including Project Renewal, and a $75.9 million reduction in write-downs, reserves, recoveries, and project opening costs.
Net loss attributable to Caesars for 2011 decreased $143.5 million or 17.3%, compared with 2010, due primarily to higher income from operations and an increase in the benefit for income taxes, partially offset by higher interest expense in 2011, due mainly to certain interest rate swaps no longer qualifying for hedge accounting.
Performance Metrics
We measure performance in part through the tracking of trips by rated customers, which means a customer whose gaming activity is tracked through the Total Rewards customer-loyalty system ("trips"), and by spend per rated customer trip ("spend per trip"). A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at one of our properties: (1) hotel stay, (2) gaming activity, or (3) a comp redemption, which means the receipt of a complimentary item given out by our casinos. In markets where we have multiple properties, customers often engage in trip generating activities at more than one property in a day. In these instances, we consider the market as a whole and do not count multiple trips. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. For the Atlantic City region, we refer to customers that stay at a hotel in one of its properties as lodgers and customers that may play at a casino located in one of its properties but do not stay at a hotel at such property as non-lodgers.
The following table reflects the percentage increase/(decrease) in trips and spend per trip for the U.S. regions for 2012 compared with 2011:

	Trips	Spend per Trip
Consolidated Caesars	(4.1)%	0.9%
Las Vegas region	1.0%	3.2%
Atlantic City region:
Lodgers	(10.2)%	(0.8)%
Non-lodgers	(8.3)%	(1.1)%
All other regions	(2.5)%	(0.5)%

For 2012, trips decreased on a consolidated basis compared with 2011, due mainly to hurricane-related property closures and competitive pressures in the Atlantic City Region, as well as modest declines in the rest of our domestic regions, except for Las Vegas where trips rose slightly. For 2012, spend per trip increased from 2011, due mainly to an increase in the Las Vegas region largely as a result of strength in the international high-end segment, which was partially offset by declines in Atlantic City and our other domestic regions. On a consolidated basis, cash average daily room rates for 2012 were relatively unchanged from 2011 as declines in the Atlantic City Region as a result of lost convention business in the fourth quarter 2012 due to the hurricane were offset by increases in our Iowa/Missouri and Louisiana/Mississippi regions. Total occupancy percentage decreased 0.6 percentage points in 2012 compared with 2011 due mainly to declines in the Atlantic City Region, partially offset by increases in several of our other domestic regions.
The following table reflects the percentage increase/(decrease) in trips and spend per trip for our U.S. regions for 2011 compared with 2010:

	Trips	Spend per Trip
Consolidated Caesars	(6.7)%	3.4%
Las Vegas region	2.5%	2.7%
Atlantic City region:
Lodgers	(0.2)%	(2.2)%
Non-lodgers	(5.6)%	(0.7)%
All other regions	(9.8)%	2.7%
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
On a consolidated basis, cash average daily room rates for 2011 increased to $91 from $86, or 6.4%, when compared to 2010 largely driven by the Las Vegas region. Total occupancy percentages in 2011 increased 1.4 percentage points when compared to 2010.
Regional Operating Results

Las Vegas Region

				Percent Favorable/(Unfavorable)
(Dollars in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Casino revenues	$1,641.5	$1,582.5	$1,544.4	3.7%	2.5%
Net revenues	3,029.9	3,013.1	2,834.8	0.6%	6.3%
Income from operations	428.7	495.5	349.9	(13.5)%	41.6%
Operating margin*	14.1%	16.4%	12.3%	(2.3) pts	4.1 pts
____________________
* Operating margin is calculated as income from operations divided by net revenues.

Net revenues for 2012 increased $16.8 million or 0.6% from 2011 due primarily to strength in the international, high-end gaming segment contributing to higher casino revenues and the January 2012 opening of 662 additional rooms in the Octavius Tower at Caesars Palace Las Vegas contributing to higher rooms revenue. Trips increased 1.0% in 2012 from 2011 and spend per trip increased 3.2%. In 2012, hotel revenues increased 1.9%, cash average daily room rates were relatively unchanged and occupancy rates decreased 1.5 percentage points from 2011. Revenues were negatively impacted by Project Linq construction activities in 2012, which included the closure of O’Shea’s casino and several retail outlets at Harrah’s Las Vegas earlier in 2012, and the ongoing renovation of The Quad Resort & Casino (formerly, the Imperial Palace Hotel and Casino). We estimate that Project Linq construction activities reduced 2012 net revenues by approximately $30 million to $40 million. Income from operations decreased $66.8 million, or 13.5%, from 2011, due primarily to an increase in property operating expenses and depreciation expense associated with the Octavius Tower at Caesars Palace Las Vegas, in addition to an increase of $19.7 million in write-downs, reserves, and project opening costs, net of recoveries related primarily to increased remediation costs in the region. We estimate that Project Linq construction activities reduced 2012 income from operations by approximately $15 million to $25 million.
Strengthening fundamentals in the overall Las Vegas market and the international, high-end gaming segment positively impacted our 2011 results in the region compared with 2010. Increases in trips, spend per trip, cash average daily room rates, and total occupancy contributed to a $178.3 million, or 6.3% increase in our Las Vegas region net revenues for 2011 from 2010. Hotel revenues in the region increased 11.4%, cash average daily room rates increased 8.0% to $92 from $85 and total occupancy percentages rose 3.2 percentage points for 2011, marking our highest occupancy percentage in the Las Vegas region in six years. For 2011, income from operations increased $145.6 million, or 41.6%, from 2010 due to the impact of increased revenues and a decrease in remediation costs related to the properties in the region.
During 2012, we secured $185.0 million in financing to fund the complete renovation of Bill’s Gamblin’ Hall & Saloon into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovation will include a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. We will own the property and manage the casino, hotel, and food and beverage operations, and the dayclub/nightclub will be leased to a third party. Bill's Gamblin' Hall & Saloon temporarily closed in early February 2013 to accommodate these renovations. The renovated hotel, casino, and restaurant are expected to open in December 2013 and the dayclub/nightclub is expected to open in April 2014. Through December 31, 2012, $3.0 million had been spent on this project. See Note 8, “Debt—Bill's Credit Facility,” to the consolidated financial statements included in Item 8 of this report, for discussion of the financing related to this project.
During 2011, we commenced construction on Project Linq, a dining, entertainment, and retail development between the Flamingo casino and The Quad Resort & Casino, on the east side of the Las Vegas Strip, which is scheduled to open in phases beginning in late 2013. Project Linq also includes the construction of a 550-foot observation wheel, the High Roller, which is expected to open in early 2014. Through December 31, 2012, $240.6 million had been spent on this project, of which $187.9 million was spent in 2012. See Note 8, “Debt—Octavius and Linq Projects,” to the consolidated financial statements included in Item 8 of this report, for discussion of the financing related to Project Linq.
Atlantic City Region

				Percent Favorable/(Unfavorable)
(Dollars in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Casino revenues	$1,429.6	$1,584.9	$1,696.8	(9.8)%	(6.6)%
Net revenues	1,681.3	1,839.1	1,899.9	(8.6)%	(3.2)%
(Loss)/income from operations	(394.6)	79.6	83.7	**	(4.9)%
Operating margin*	(23.5)%	4.3%	4.4%	(27.8) pts	(0.1) pts
____________________
* Operating margin is calculated as (loss)/income from operations divided by net revenues.
** Not meaningful.

For 2012, net revenues decreased by $157.8 million, or 8.6% from 2011, due mainly to continued competitive pressures and the negative impact of Hurricane Sandy which forced the closure of our properties in Atlantic City for five days and our property in Philadelphia for two days in the fourth quarter 2012. The hurricane related property closures contributed to a decline in trips during 2012 compared with 2011, and spend per trip declined slightly. We estimate that the negative impact of Hurricane Sandy on net revenues was approximately $40 million to $45 million. Loss from operations was $394.6 million for 2012 compared with income from operations of $79.6 million in 2011. This change was due largely to a non-cash impairment charge of $450.0 million recorded in the fourth quarter 2012 related to tangible assets of one of the properties in the region, with no comparable charge in 2011, as well as the earnings impact of lower revenues. See Note 5, "Property and Equipment, net" to the consolidated financial statements included in Item 8 of this report, for discussion of the tangible asset impairments. We estimate that the negative impact of Hurricane Sandy on loss from operations was approximately $35 million to $40 million.
We expect that the region will continue to be challenged as a result of the slow recovery from the hurricane and competitive pressures.
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
Louisiana/Mississippi Region

				Percent Favorable/(Unfavorable)
(Dollars in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Casino revenues	$999.7	$1,012.0	$1,096.4	(1.2)%	(7.7)%
Net revenues	1,101.9	1,104.4	1,193.4	(0.2)%	(7.5)%
(Loss)/income from operations	(222.3)	122.0	69.9	**	74.5%
Operating margin*	(20.2)%	11.0%	5.9%	(31.2) pts	5.1 pts
____________________
* Operating margin is calculated as (loss)/income from operations divided by net revenues.
** Not meaningful.
Net revenues in the region for 2012 were down slightly from 2011, due mainly to increased competitive pressures from new competition in Biloxi, Mississippi beginning in May 2012 and Baton Rouge, Louisiana beginning in September 2012, as well as the negative impact from Hurricane Isaac in the third quarter 2012. Spend per trip in the region increased while trips to the region's properties declined. Loss from operations was $222.3 million in 2012, compared with income from operations of $122.0 million in 2011. This change was due mainly to non-cash impairment charges during 2012 of $334.7 million, comprised of intangible asset impairment charges of $153.2 million related to goodwill, $1.0 million related to gaming rights and tangible asset impairment charges of $180.5 million related to a halted development project in Biloxi, Mississippi. We also recorded a non-cash charge of $20.2 million in 2012 related to exit activities associated with the halted project.
Louisiana/Mississippi region net revenues decreased $89.0 million, or 7.5%, for 2011 from 2010 due to a decrease in trips, which were negatively impacted by the temporary closure of three properties in the first half of 2011 due to flooding and severe weather conditions. Income from operations increased $52.1 million, or 74.5%, in 2011 from 2010. This increase was due mainly to reduced property operating expenses and a $48.0 million decrease from 2010 in impairment charges related to goodwill and other non-amortizing intangible assets, partially offset by the impact of lower revenues. Certain costs incurred during 2011 in connection with the closures of several properties due to flooding were not expensed but instead were recovered from, or recorded as receivables from, third-party insurance providers.

Iowa/Missouri Region
The following results for all periods exclude the Harrah's St. Louis casino which has been classified as a discontinued operation as a result of the sale of this property in 2012.

				Percent Favorable/(Unfavorable)
(Dollars in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Casino revenues	$428.0	$435.7	$442.3	(1.8)%	(1.5)%
Net revenues	459.8	466.7	473.0	(1.5)%	(1.3)%
Income from operations	123.1	105.6	105.4	16.6%	0.2%
Operating margin*	26.8%	22.6%	22.3%	4.1 pts	0.3 pts
____________________
* Operating margin is calculated as income from operations divided by net revenues.
Net revenues during 2012 decreased $6.9 million or 1.5% from 2011 due to declines in casino revenues. Spend per trip increased while trips to the properties in the region declined, primarily as a result of the new competition in the Kansas City market beginning in the first quarter 2012. However, income from operations increased for 2012 from 2011 due mainly to reduced property operating expenses resulting from cost-savings initiatives.
Iowa/Missouri region net revenues declined $6.3 million, or 1.3%, for 2011 from 2010 as the impact of higher spend per trip was more than offset by lower trips largely resulting from modifications to marketing programs to certain customer segments. For 2011, income from operations was relatively flat compared with 2010 as the decrease in net revenues was offset by lower property operating expenses as a result of our cost reduction activities.
Illinois/Indiana Region

				Percent Favorable/(Unfavorable)
(Dollars in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Casino revenues	$1,001.3	$1,010.9	$1,152.9	(0.9)%	(12.3)%
Net revenues	1,050.4	1,059.5	1,160.1	(0.9)%	(8.7)%
Income from operations	156.0	145.8	119.0	7.0%	22.5%
Operating margin*	14.9%	13.8%	10.3%	1.1 pts	3.5 pts
____________________
* Operating margin is calculated as income from operations divided by net revenues.
Net revenues in 2012 decreased $9.1 million, or 0.9% from 2011 due primarily to a slight decline in casino revenues. Also, in the fourth-quarter 2011 we recognized revenues of $7.4 million related to the receipt of business interruption insurance proceeds for lost profits caused by property closures earlier that year due to flooding, with no comparable amounts received in 2012. These declines were partially offset by a $6.8 million decrease in promotional allowances. Trips were down year over year, due in part to continued competitive pressures in the region, despite the reopening earlier this year of the bridge that allows direct access by customers to the Company’s Southern Indiana property, which closed in September 2011. Spend per trip was also down. However, income from operations for 2012 increased from 2011, due mainly to reduced property operating expenses as a result of cost-savings initiatives.
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

Other Nevada Region

				Percent Favorable/(Unfavorable)
(Dollars in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Casino revenues	$336.0	$349.8	$351.0	(3.9)%	(0.3)%
Net revenues	436.7	450.0	447.5	(3.0)%	0.6%
(Loss)/income from operations	(23.6)	46.6	(13.9)	**	**
Operating margin*	(5.4)%	10.4%	(3.1)%	(15.8) pts	13.5 pts
____________________
* Operating margin is calculated as (loss)/income from operations divided by net revenues.
** Not meaningful.
Net revenues in 2012 decreased $13.3 million or 3.0% from 2011 due largely to a decline in casino revenues resulting from the challenging competitive environment in the region during 2012. Trips and spend per trip declined in 2012 compared with 2011. Loss from operations in 2012 was $23.6 million compared with income from operations of $46.6 million. This change was due mainly to non-cash intangible asset impairment charges of $74.0 million recorded in 2012, primarily comprised of intangible asset impairment charges of $42.0 million related to goodwill and $32.0 million related to gaming rights. The impact of the above charges was partially offset by a decrease in property operating expenses.
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
Managed, International and Other
The Managed region includes companies that operate three Indian-owned casinos, as well as Horseshoe Cleveland and Caesars Windsor, and the results of Thistledown through August 2012 when the racetrack was contributed to Rock Ohio Caesars, LLC, a venture in which we hold a 20% ownership interest. Subsequent to August 2012, the Managed region includes the results of the subsidiary that will manage Thistledown once it commences video lottery terminal operations, which is expected to occur in the second quarter 2013. See Note 3, "Acquisitions, Investments, Dispositions and Divestitures,” to our consolidated financial statements appearing in Item 8 of this report for further discussion. The International region includes the results of our international operations. The Other region is comprised of corporate expenses, including administrative, marketing, and development costs, income from certain non-consolidated affiliates, and the results of Caesars Interactive Entertainment, Inc. ("CIE"), which consists of the businesses related to the World Series of Poker brand, an online real-money business in the U.K. and alliances with online gaming providers in Italy and France, and the results of Playtika Ltd., a social and mobile games developer.

In the fourth quarter 2012, we began discussions with interested investors on a sale of the subsidiaries that hold our land concession in Macau. As a result of this plan of disposal, the assets and liabilities have been classified as held for sale at December 31, 2012 and 2011 and its operating results have been classified as discontinued operations for all periods presented and are excluded from the table below.

				Percent Favorable/(Unfavorable)
(Dollars in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net revenues
Managed	$89.5	$48.1	$43.9	86.1%	9.6%
International	461.5	458.7	428.1	0.6%	7.1%
Other	275.7	133.7	72.5	106.2%	84.4%
Total net revenues	$826.7	$640.5	$544.5	29.1%	17.6%
Income/(loss) from operations
Managed	$7.0	$6.0	$11.9	16.7%	(49.6)%
International	37.4	54.9	26.9	(31.9)%	104.1%
Other	(425.1)	(239.7)	(269.7)	(77.3)%	11.1%
Total loss from operations	$(380.7)	$(178.8)	$(230.9)	(112.9)%	22.6%
For 2012, net revenues increased $186.2 million, or 29.1%, from 2011 due mainly to increases associated with CIE, as well as increased revenues from our new managed casino, Horseshoe Cleveland, which opened in May 2012, including an increase in reimbursable expenses for Horseshoe Cleveland that is presented on a gross revenue basis, resulting in an increase in net revenues and an equally offsetting increase in operating expenses. Loss from operations increased $201.9 million, or 112.9%, from 2011, due mainly to non-cash intangible asset impairment charges of $206.0 million related to trademarks, compared with non-cash intangible and tangible asset impairments of $29.8 million in 2011. Also contributing to the higher loss from operations are increases in corporate expense of $42.2 million resulting from the consolidation of certain functions at corporate and increased pension accruals and stock based compensation expense, partially offset by the income impact of increased revenues and a decrease of $19.0 million in write-downs, reserves, and project opening costs, net of recoveries related to lower efficiency project costs.
Net revenues in the Managed, International, and Other businesses, for 2011, increased $96.0 million, or 17.6%, from 2010 due mainly to increases in spend per trip at our Uruguay and London Clubs properties and to the addition of revenues from our 2011 acquisition of Playtika. Net revenues for 2011 increased despite declines experienced by our two properties in Egypt due to uprisings earlier in the year. Loss from operations decreased $52.1 million, or 22.6%, due to the strong performance of our international businesses and the results of our online businesses, and by an $18.0 million decrease from 2010 in impairment charges related to goodwill and other non-amortizing intangible assets, partially offset by lower results at Thistledown.

Other Factors Affecting Net Income

Expense/(income)				Percent Favorable/(Unfavorable)
(Dollars in millions)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Interest expense, net of interest capitalized	$2,101.3	$2,122.3	$1,981.6	(1.0)%	7.1%
Gains on early extinguishments of debt	(136.0)	(47.9)	(115.6)	183.9%	(58.6)%
Benefit for income taxes	(870.5)	(534.7)	(492.5)	62.8%	8.6%
Loss/(income) from discontinued operations, net of income taxes	109.5	(31.4)	(26.1)	**	20.3%
____________________
** Not meaningful.

Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized decreased $21.0 million from 2011. During 2011, we recorded a $183.2 million charge to interest expense as a result of our determination that our interest rate swap agreements no longer qualified as hedging instruments for accounting purposes. Excluding the impact of this 2011 charge, interest expense increased in 2012 by $162.2 million as a result of higher interest rates and debt balances in 2012 compared with 2011. Interest expense for 2012 included (i) $29.6 million of gains due to changes in fair value for derivatives not designated as hedging instruments and (ii) $28.4 million of expense due to amortization and reclassification of deferred losses on derivative instruments frozen in Accumulated Other Comprehensive Loss ("AOCL").  Interest expense is reported net of interest capitalized of $38.2 million and $22.8 million for 2012 and 2011, respectively. Interest capitalized in 2012 is primarily related to Project Linq.
Interest expense, net of interest capitalized increased by $140.7 million for 2011, compared to the same period in 2010. Interest expense is reported net of interest capitalized of $22.8 million and $1.4 million for 2011 and 2010, respectively. The majority of the interest capitalized in 2011 relates to the completion of the Octavius Tower at Caesars Palace Las Vegas. Prior to the consideration of interest capitalized, interest expense increased by $162.1 million for 2011, compared to 2010. During the fourth quarter 2011, we amended certain of our interest rate swap agreements and modified the interest rate election on a portion of our portfolio of underlying term loans. As a result, we determined that all of our interest rate swap agreements no longer qualified as hedging instruments for accounting purposes, and therefore we reclassified $183.2 million of accumulated other comprehensive losses into interest expense. Prior to consideration of this non-cash charge, interest expense decreased by $21.1 million for 2011 from the same period in 2010. Incremental interest expense associated with debt issued in April 2011 to complete our Linq and Octavius projects was more than offset by reduced interest associated with debt retired in connection with the fourth quarter 2010 exchange of debt for equity. Interest expense was favorably impacted by lower interest rates obtained through the amendments to our interest rate swap agreements completed in the second quarter of 2011. Interest expense for 2011, as a result of interest rate swap agreements and interest rate cap agreements, included (i) $53.4 million of gains due to measured ineffectiveness for derivatives designated as hedging instruments; (ii) $16.9 million of gains due to changes in fair value for derivatives not designated as hedging instruments; and (iii) $265.7 million of expense due to amortization and reclassification of deferred losses frozen in AOCL.
For additional discussion of interest expense, refer to Note 8, “Debt,” and Note 17, "Supplemental Cash Flow Information," to our consolidated financial statements, in Item 8 of this report.
Gains on Early Extinguishments of Debt
During 2012, we purchased $367.3 million of aggregate face value of CMBS Loans for $229.3 million, recognizing total pre-tax gains on early extinguishments of debt of $135.0 million, net of deferred finance charges. During 2011, we recognized a $47.9 million gain on early extinguishments of debt as the result of March and April 2011 CMBS Loan repurchases. During 2010, we recognized $115.6 million of gains on early extinguishments of debt as a result of repurchases of CMBS Loans and completion of an offering that retired outstanding senior and senior subordinated notes.
For additional discussion of extinguishments of debt, refer to Note 8, “Debt,” to our consolidated financial statements, in Item 8 of this report.
Tax Rate Benefit
The full year effective tax rate benefit for 2012, 2011 and 2010, was 38.6%, 43.4% and 36.7%, respectively. The year-over-year decrease in the effective tax rate benefit for 2012 was, primarily, due to (i) nondeductible goodwill impairments in 2012, (ii) a decrease in the tax benefit from foreign operations in 2012 mostly related to the effect of providing deferred taxes on unremitted earnings from foreign subsidiaries in Uruguay that are no longer permanently reinvested, (iii) a decrease in state deferred tax benefits recognized in 2012 relative to 2011 mostly as a result of a state restructuring completed in 2011, and (iv) deferred tax benefits recognized in 2011 from a correction of the deferred tax liabilities, which were partially offset by tax benefits recognized in 2012 from the decrease of uncertain tax positions relating to the settlement of a foreign matter and our IRS examinations.
The year-over-year increase in the effective tax rate benefits for 2011 was primarily due to (i) a deferred tax benefit of $46.4 million from a correction of an error in the deferred tax liabilities primarily relating to transaction costs incurred in connection with the acquisition in 2008 that were incorrectly recorded in 2008 and not properly adjusted upon the 2009 receipt of the final transaction cost reports, (ii) state deferred tax benefits resulting from the reorganization of certain of the Company's state operations, and (iii) other discrete items.

Under the American Recovery and Reinvestment Act of 2009, or the ARRA, we received temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allowed for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, following by recognition of CODI ratably from 2014 to 2018. In connection with the debt that we reacquired in 2009 and 2010, we deferred related CODI of $3.5 billion for tax purposes (net of Original Issue Discount ("OID") interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. For state income tax purposes, certain states have conformed to the Act and others have not.
In March 2013, we made a “Check-the-Box” election for one of our foreign entities to treat that entity as a partnership for U.S. federal income tax purposes effective at the end of December 2012.  As a result of the election, the foreign entity will be deemed to completely liquidate for U.S. federal income tax purposes.  The deemed  liquidation will produce a capital loss for federal income tax purposes that will be used to offset capital gains resulting from the 2012 sale of our Harrah's St. Louis casino.  We estimate that the utilization of the capital loss will result in a federal income tax benefit of approximately $105 million in first quarter 2013 with a corresponding increase to our net operating loss deferred tax asset.
Refer to Note 13 “Income Taxes,” to our consolidated financial statements, included in Item 8 of this report, for additional information.
Loss/(income) from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes for 2012 was $109.5 million compared with income from discontinued operations, net of income taxes of $31.4 million in 2011. This change was due mainly to a $101.0 million non-cash impairment charge recorded in 2012 related to the Company's land concession in Macau and $63.9 million of income taxes related to the sale of the Harrah's St. Louis casino.
For 2011, income from discontinued operations, net of income taxes increased $5.3 million from 2010 due mainly to an increase in net income related to the operations of the Harrah's St. Louis casino.
Liquidity and Capital Resources
Cost Savings Initiatives
Caesars Entertainment has undertaken comprehensive cost-reduction efforts to rightsize expenses with business levels through its implementation of "Project Renewal," an initiative designed to reinvent certain aspects of the Company's functional and operating units to gain significant further cost reductions and streamline our operations. As part of Project Renewal, we implemented a shared-services organization that enables more efficient decision making and sharing of best practices. We believe that this organization provides us with a permanently lower cost structure and that we benefit from a greater concentration of specified talent and quicker decision making. We estimate that Project Renewal and other cost-savings programs produced $190.8 million in incremental cost savings for the year ended December 31, 2012 compared with 2011. Additionally, as of December 31, 2012, we expect that these and additional new cost-savings programs will produce additional annual cost savings of $212.8 million, based on the full implementation of current projects that are in process. As we realize savings or identify new cost-reduction activities, this amount will change.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities, to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, as well as online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects, including projects currently under development as well as additional projects being pursued, is typically funded from established debt programs, specific project financing, and additional debt offerings. As a result of the sale of the Harrah's St. Louis casino, the Company has been using and will continue to use the net proceeds from the sale to fund CEOC capital expenditures. Proceeds not used for capital expenditures are required to be used to purchase term loans under the Credit Facilities. These proceeds are reflected in our Consolidated Statements of Cash Flows as cash inflows related to investing activities of discontinued operations.

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
Our capital spending for the year ended December 31, 2012 totaled $507.7 million, net of an increase of $49.0 million of related payables. Estimated total capital expenditures for 2013, including 2013 expenditures associated with Project Linq, the Bill's renovation, and other developments for which we expect to obtain financing, are expected to be between $1,150.0 million and $1,250.0 million which includes approximately $300 million of 2013 project financing associated with Project Linq, the Bill's renovation, and other developments for which we expect to obtain financing.
Liquidity and Capital Resources
Effective February 8, 2012, as the result of our initial public offering, our common stock trades on the NASDAQ Global Select Market under the symbol “CZR.” The net proceeds from our initial public offering were approximately $15.2 million, taking into account expenses and underwriting commissions, and giving effect to the exercise of the underwriters' overallotment option. In connection with the public offering, we effected a 1.742-for-one split of our common stock.

In March 2012, we filed a prospectus with the SEC, as part of a registration statement, to sell shares of our common stock, up to a maximum aggregate offering price of $500.0 million, and, in April 2012, we entered into an equity distribution agreement whereby we may issue and sell up to 10.0 million shares of our common stock from time to time.
Our cash and cash equivalents, excluding restricted cash, totaled $1,757.5 million at December 31, 2012 compared to $891.2 million at December 31, 2011. Restricted cash totaled $1,198.2 million at December 31, 2012, the current portion of which includes the $750.0 million of proceeds from our December 2012 debt offering that were placed into escrow until February 20, 2013, when escrow conditions were satisfied. Nearly all of the remaining restricted cash consists of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business.
Our cash flows from operating, investing, and financing activities for the twelve months ended December 31, 2012, 2011 and 2010 associated with the Harrah's St. Louis casino and the subsidiaries that hold our land concession in Macau, which are defined as discontinued operations, are included in our Consolidated Statements of Cash Flows as cash flows from discontinued operations. We sold the Harrah's St. Louis casino on November 2, 2012, and the net proceeds generated from the sale are being used and will continue to be used to fund CEOC capital expenditures. Proceeds not used for capital expenditures are required to be used to purchase term loans under the Credit Facilities.
We are a highly leveraged company and a significant amount of our liquidity needs are for debt service. As of December 31, 2012, we had $21,412.1 million book value of indebtedness outstanding, including capital lease indebtedness. This amount includes the December 2012 debt offering of $750.0 million which is classified as current in our Consolidated Balance Sheet at December 31, 2012 due to escrow conditions not being satisfied until February 20, 2013. Cash paid for interest for the year ended December 31, 2012 was $1,771.9 million. Payments of short-term debt obligations, other than the $750.0 million described above, and payments of other commitments, are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through operating cash flows, refinancing of debt, or, if necessary, additional debt or equity offerings.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At December 31, 2012, our additional borrowing capacity under the credit facility was $317.7 million. In recent years, we have not been generating sufficient operating cash flows to fund our investing activities, requiring us to fund our investments with additional financing. Our ability to fund our operations and pay our debt and debt service obligations depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities.

From time to time, depending upon market, pricing, and other conditions, as well as on our cash balances and liquidity, we or our affiliates may seek to acquire notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under our financing documents.
Please refer to Note 8, “Debt," to our consolidated financial statements appearing in Item 8 of this report for details on our debt outstanding. This detail includes, among other things, a table presenting details on our individual borrowings outstanding as of December 31, 2012 and 2011, changes in our debt outstanding and certain changes in the terms of existing debt for the year ended December 31, 2012. Note 8, “Debt," to our consolidated financial statements appearing in Item 8 of this report also includes details on interest and fees and restrictive covenants related to certain of our borrowings. Note 9, "Derivative Instruments," to our consolidated financial statements appearing in Item 8 of this report discusses the use of interest rate swap and interest rate cap derivatives to manage the mix of our debt between fixed and variable rate instruments.
CEC is pursuing a strategic transaction that contemplates the transfer of certain of its assets that are not part of the collateral package for the Credit Facilities or the secured notes issued by CEOC, including unencumbered assets of CEC and unrestricted subsidiaries of CEOC, to a newly created entity, named Caesars Growth Venture Partners (“CGVP”), which is anticipated to be controlled by common parties that control CEC. CGVP would be a growth oriented vehicle focused on projects that are complementary to CEC's existing properties. We anticipate that CEC would own a significant portion of CGVP's equity interests and that subsidiaries of CEC would manage new casino properties owned by CGVP. We are pursuing this transaction because we believe it will improve our liquidity and credit profile, enhance our distribution network and provide additional support for potential new ventures. It is currently contemplated that the following assets would be transferred: (i) Planet Hollywood, (ii) investment in a casino project under development in Baltimore, Maryland, (iii) interest in a portion of the management fee revenues of the management companies for Planet Hollywood and the casino to be developed in Baltimore, Maryland, (iv) shares of Caesars Interactive Entertainment, Inc.'s outstanding common stock held by HIE Holdings, Inc., a subsidiary of CEC, and (v) approximately $1.1 billion face value of senior notes issued by CEOC held by Harrah's BC, Inc. It is anticipated the Sponsors would participate in the transaction and that CEC's other shareholders would have the opportunity to participate on the same terms. The form of consideration to CEC is expected to be equity interests and cash, and any consideration to CEOC is expected to be cash, in each case at fair value. There is no current intention that this transaction will involve CEC's outstanding CMBS financing. There are no commitments with respect to any such transaction and there have been no agreements with respect to price or value. The transfer of such assets would require the approval of regulators and other third parties, which we may not be able to obtain. Therefore, we cannot assure you that any such transaction will be entered into or consummated or, if consummated, describe the impact the transaction would have on us.
CEOC Bond Offerings
In February 2012, CEOC completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of the Credit Facilities in connection with the consummation of the transactions as further described under the CEOC Credit Facilities section below.
In August 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020. CEOC used $478.8 million of the net proceeds from this transaction to repay a portion of the Credit Facilities in connection with the consummation of the transactions as further described under the CEOC Credit Facilities section below.
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020, the proceeds of which were placed into escrow. Upon release from escrow, we will use the net proceeds from this offering to pay related fees and expenses and for general corporate purposes, which may include capital expenditures and the repayment, redemption, retirement or repurchase in the open market of a portion of our outstanding indebtedness. In addition, we intend to retire or refinance approximately $350 million of our outstanding indebtedness, based on prevailing prices and market and other considerations existing at the time. On February 20, 2013, the escrow conditions were satisfied.

In February 2013, CEOC completed the offering of $1,500.0 million aggregate principal amount of 9% senior secured notes due 2020 (the "February 2013 notes"), the proceeds of which were placed into escrow. Upon release from escrow, we plan to use the net proceeds of the February 2013 notes offering to repay a portion of CEOC's existing term loans at par, with such repayment being applied: first, to all outstanding B-1, B-2, and B-3 term loans held by consenting lenders; second, to B-5 and B-6 term loans held by consenting lenders, in an amount up to 20% of the principal amount of the B-5 and B-6 term loans; and third, if any proceeds remain outstanding, to outstanding term loans as CEOC elects in its discretion, and to pay related fees and expenses. In connection with the February 2013 notes offering, CEOC received the requisite lenders’ consents and entered into a bank amendment to its Credit Facilities to, among other things: (i) use the net cash proceeds of February 2013 notes offering to repay a portion of CEOC’s existing term loans as described above; (ii) obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017, (iii) increase the accordion capacity under the Credit Facilities by an additional $650.0 million (which may be used, among other things, to establish extended revolving facility commitments under the Credit Facilities); (iv) modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the February 2013 notes; and (v) modify certain other provisions of the Credit Facilities. The effectiveness of this proposed bank amendment and related transactions are subject to regulatory approval and other conditions.
CEOC Credit Facilities
A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars’ other subsidiaries, including certain subsidiaries that own properties that secure $4,664.1 million face value, as of December 31, 2012, of the CMBS loans. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 to this Form 10-K.
During 2012, we (i) extended the maturity of $3,812.3 million B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018 and increased the interest rate with respect to such extended term loans (the “Term B-6 Loans”), (ii) converted $457.8 million original maturity revolver commitments held by consenting lenders to Term B-6 Loans and promptly following such conversion, repaid $1,574.3 million of term loans held by any consenting lender, (iii) extended the maturity of $37.2 million original maturity revolver commitments held by consenting lenders who elected not to convert their commitments to term loans from January 28, 2014 to January 28, 2017 and increased the interest rate and the undrawn commitment fee with respect to such extended revolver commitments, and upon the effectiveness of such extension, terminated $798.5 million of revolver commitments and increased the amount of outstanding Term B-6 Loans by $2,853.8 million, and (iv) modified certain other provisions of the Credit Facilities. The Term B-6 Loans have a springing maturity to April 14, 2017 if more than $250.0 million of CEOC's 11.25% senior secured notes due 2017 remain outstanding on April 14, 2017.
In addition to the foregoing, CEOC may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.
As of December 31, 2012, our Credit Facilities provide for senior secured financing of up to $6,480.6 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,072.3 million with $1,025.8 million maturing on January 28, 2015, $970.0 million maturing on October 31, 2016, and $4,076.5 million maturing on January 28, 2018, (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $408.3 million, with $377.2 million maturing January 28, 2014, and $31.1 million maturing January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $3.1 million, with the balance due at maturity. As of December 31, 2012, $90.6 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $317.7 million of additional borrowing capacity was available to the Company under its revolving credit facility as of December 31, 2012.
The following table summarizes the annual maturities of the face value of our long-term debt as of December 31, 2012.

(In millions)	2013 (2)	2014	2015	2016	2017	Thereafter	Total
Actual (1)	$905.1	$74.7	$6,839.5	$1,709.7	$2,735.3	$11,838.8	$24,103.1
____________________

(1)	Maturities assume our exercise of the extension options of the CMBS Loans and PWH Las Vegas senior secured loan to 2015.

(2)
Includes the note offering that occurred in December 2012. Although the notes mature in 2020, $750.0 million face value notes offered in December 2012 are classified as short-term obligations within our December 31, 2012 balance sheet because the escrow conditions were not met as of that date.

Subsequent to December 31, 2012, we consummated additional extension transactions with consenting lenders under our Credit Facilities and amended our Credit Facilities as follows:
In January and February 2013, CEOC converted $267.8 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans, repaid $133.9 million principal amount of term loans of extending lenders, terminated $267.8 million principal amount of revolving commitments of extending lenders, and increased the amount of outstanding Term B-6 Loans by $133.9 million.
In February 2013, CEOC amended its Credit Facilities in connection with the February 2013 notes offering discussed in the CEOC Bond Offerings section above.
CMBS Financing
During 2012, we purchased $367.3 million of aggregate face value of CMBS loans for $229.3 million, recognizing total pre-tax gains of $135.0 million, net of deferred finance charges.
In February 2013, we exercised the option to extend the maturity of the CMBS Financing to 2014. The loan contains an additional extension option to extend its maturity from 2014 to 2015, subject to certain conditions. As part of the extension, we entered into a new interest rate cap agreement. The interest rate cap agreement, which is effective from February 13, 2013 and terminates February 13, 2015, is for a notional amount of $4,664.1 million at a LIBOR cap rate of 4.5%. Any future changes in fair value of the interest rate cap will be recognized in interest expense during the period in which the changes in value occur.
Other Financing Transactions
In February 2012, Chester Downs issued $330.0 million aggregate principal amount of 9.25% senior secured notes due 2020 through a private placement. Chester Downs used $232.4 million of the proceeds of the notes to repay the term loan due 2016 plus accrued interest and a prepayment penalty. The remaining proceeds were used to make a distribution to Chester Downs' managing member, Harrah's Chester Downs Investment Company, LLC, a wholly-owned subsidiary of CEOC, and for other general corporate purposes.
During the second quarter of 2012, a subsidiary of Caesars Entertainment purchased $5.9 million face value of CEOC debt for $3.2 million recognizing a pre-tax gain of $1.0 million, net of deferred finance charges.
In June 2012, a subsidiary of Caesars Entertainment issued a non-interest bearing convertible promissory note in the amount of $28.5 million. In November 2012, a subsidiary of Caesars Entertainment issued an additional non-interest bearing convertible promissory note in the amount of $19.2 million. See Note 10, “Stockholders' Equity, Non-controlling Interests and Loss Per Share," for more information.
Debt Covenant Compliance and Restrictions
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
All borrowings under the senior secured revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under our Credit Facilities without ratably securing the retained notes.

Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Specifically, the Credit Facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes $2,200.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted cash on hand. As of December 31, 2012, CEOC's senior secured leverage ratio was 4.44 to 1.0. In February 2013, CEOC amended its Credit Facilities to, among other things, modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to additionally exclude the $1,500.0 million February 2013 notes as described in the CEOC Bond Offerings section above. The effectiveness of this proposed Credit Facility amendment and related transactions are subject to certain conditions, including required regulatory approvals. Once effective, we expect this amendment will provide us with additional flexibility under our senior secured leverage ratio.
We are in compliance with CEOC’s Credit Facilities and indentures, including the senior secured leverage ratio, as of December 31, 2012. In order to comply with the quarterly senior secured leverage ratio in the future, the Company will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) ability to effect cost-savings initiatives, (c) asset sales, (d) issuing additional second lien or unsecured debt, or project financing, (e) equity financings, (f) delays in development project spending, or (g) a combination thereof. In addition, under certain circumstances, our Credit Facilities allow us to apply cash contributions received by CEOC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted if CEOC is unable to meet its senior secured leverage ratio. However, there is no guarantee that such contributions will be forthcoming.
Based upon the Company's current operating forecast, as well as our ability to achieve one or more of the factors noted above, and assuming the effectiveness of the Credit Facility amendment discussed above, the Company believes that it will continue to be in compliance with the senior secured leverage ratio and meet its cash flow needs during the foreseeable future, including the next twelve months. If the Company is unable to maintain compliance with the senior secured leverage ratio and the Company fails to remedy a default pursuant to the terms of its Credit Facilities, there would be an “event of default” under the senior secured credit agreement. We cannot assure you that our business will generate sufficient cash flows from operations, that we will be successful in sales of assets, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness when due. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may be required to further reduce expenses, sell additional assets, or attempt to restructure our debt. Any such actions could negatively impact our competitive position and revenue generation. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements and, if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
In addition, certain covenants contained in the Credit Facilities and indentures covering the Company's second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0 and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of December 31, 2012, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 6.15 to 1.0 and 12.11 to 1.0, respectively. For the year ended December 31, 2012, CEOC's earnings were insufficient to cover fixed charges by $407.2 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio and consolidated leverage ratio described in this paragraph are not maintenance covenants.

The indenture and other agreements governing our cash pay debt and PIK toggle debt limit CEOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) engage in any business or own any material asset other than all of the equity interest of CEOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
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
The CMBS Financing also includes affirmative covenants that require the CMBS properties to, among other things, maintain the borrowers as "special-purpose entities", maintain certain reserve funds in respect of furniture, fixtures, and equipment, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. Amounts deposited into the specified reserve funds represent restricted cash.
In addition, the CMBS Financing obligates the CMBS properties to apply excess cash flow in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS properties that may be distributed to Caesars Entertainment. For example, the CMBS properties are required to use 100% of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Caesars Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Caesars Entertainment is limited to 85% of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100% of excess cash flow for such quarter and $31.3 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS properties will need to be applied to such amortization and will not be available for distribution to Caesars Entertainment.

As a result of the restrictions from CEOC's borrowings, CMBS Financing and other arrangements, the amount of restricted net assets of our consolidated subsidiaries held at December 31, 2012 and 2011 was approximately $1.2 billion and $1.1 billion, respectively. The amount of restricted net assets in our unconsolidated subsidiaries is not material to the financial statements.

Guarantees of Third-Party Debt and Other Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2012, prior to consideration of the 2013 capital transactions mentioned above:

Contractual Obligations (a)	Payments due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, face value (c)	$24,067.2	$889.7	$6,893.7	$4,445.0	$11,838.8
Capital lease obligations	35.9	15.4	20.5	—	—
Estimated interest payments (b) (c)	9,228.8	1,943.1	3,551.7	2,597.1	1,136.9
Operating lease obligations	1,624.7	71.2	123.7	109.5	1,320.3
Purchase order obligations	77.0	77.0	—	—	—
Community reinvestment	74.7	6.5	12.8	12.9	42.5
Construction commitments	488.8	488.8	—	—	—
Entertainment obligations (d)	206.7	60.9	63.1	38.7	44.0
Letters of credit	90.6	90.6	—	—	—
Minimum payments to tribes (e)	74.1	13.8	25.8	24.0	10.5
Other contractual obligations	525.3	102.8	125.7	100.1	196.7
	$36,493.8	$3,759.8	$10,817.0	$7,327.3	$14,589.7

(a)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items and we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(b)
Estimated interest for variable-rate debt included in this table is based on rates at December 31, 2012. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

(c)
Debt maturities and estimated interest assumes the extensions of the maturity of the CMBS Loans and the PHW Las Vegas senior secured loan from 2013 to 2015, resulting in a net increase of interest of $402.9 million. Extensions of the CMBS Loans and the PHW Las Vegas senior secured loan is subject to certain conditions.

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

Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, Total Rewards point liability, self-insurance reserves, the purchase price allocations made in connection with our acquisitions/merger, the fair value of derivative instruments, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from our estimates. For a summary of our significant accounting policies, please refer to the notes to our audited consolidated financial statements included elsewhere in Item 8 of this report.
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
Long-Lived Assets
We have significant capital invested in our long-lived assets and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property.
Goodwill and Other Non-Amortizing Intangible Assets
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
Each year, we perform a preliminary annual impairment assessment of goodwill as of September 30, or more frequently if impairment indicators exist. For our preliminary assessment, we determine the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), combined with estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at September 30. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry. In the fourth quarter of each year, we finalize our assessment of goodwill once we complete our fair value analysis for reporting units where a step two impairment test is required.
Each year, we perform an annual impairment assessment of other non-amortizing intangible assets as of September 30, or more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.
We are permitted to perform a qualitative assessment of goodwill and other non-amortizing intangible assets to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. We did not elect to perform a qualitative assessment of goodwill or other non-amortizing intangible assets in 2012.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the economy deteriorates further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the next twelve months, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis, and for our Las Vegas properties, which comprise a significant portion of our remaining goodwill balance. Impairment charges related to goodwill and intangible assets other than goodwill are recorded to intangible and tangible asset impairment charges in the Consolidated Statements of Comprehensive Loss.

Total Rewards Point Liability Program
Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at a significant majority of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense in our Consolidated Statements of Comprehensive Loss. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals.
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
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have previously provided a valuation allowance on foreign tax credits, certain foreign and state net operating losses (“NOLs”), and other foreign and state deferred tax assets. Certain foreign and state NOLs and other foreign and state deferred tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings.
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
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.

Derivative Instruments
Derivative instruments are recognized in the financial statements at fair value. Any changes in fair value are recorded in the Consolidated Statements of Comprehensive Loss or in accumulated other comprehensive loss (“AOCL”) within the equity section of the Consolidated Balance Sheets, depending upon whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction, and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.
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

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $24,103.1 million face value of debt, including capital lease obligations, at December 31, 2012, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $6,137.0 million of debt remains subject to variable interest rates.
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2012, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
In addition to the swap agreements, we have an interest rate cap agreement for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5% and an interest rate cap agreement for a notional amount of $517.7 million at a LIBOR cap rate of 7.0%. Assuming a constant outstanding balance for our variable rate debt for the next twelve months, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $45.5 million. At December 31, 2012, the weighted average USD LIBOR rate on our variable rate debt was 0.217%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next twelve months by $9.5 million.
We do not purchase or hold any derivative financial instruments for trading purposes.

The table below provides information as of December 31, 2012, about our financial instruments that are sensitive to changes in interest rates, including the cash flows associated with the principal amounts of debt obligations, the notional amounts of interest rate derivative instruments and related weighted average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreement(s) and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2012.

	Expected Maturity Date
(Dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$895.2	$64.7	$1,609.1	$728.9	$2,244.5	$7,699.4	$13,241.8	$11,147.9
Average interest rate	9.3%	9.3%	9.9%	10.0%	9.9%	7.4%	9.6%
Variable rate (1)	$9.9	$10.0	$5,230.4	$980.8	$490.8	$4,139.4	$10,861.3	$9,504.9
Average interest rate	5.0%	5.4%	6.0%	6.3%	5.6%	5.1%	5.7%
Interest Rate Derivatives
Interest rate swaps
Variable to fixed (2)							$5,750.0	$(306.4)
Average pay rate	3.1%	3.3%	3.3%	—	—	—	3.2%
Average receive rate	0.2%	0.3%	0.4%	—	—	—	0.3%
Interest rate caps (3)							$7,017.7	$—
____________________

(1)
Maturities assume the extensions of the CMBS Loans and PHW Las Vegas senior secured loan from 2013 to 2015. Extensions of the CMBS Loans and the PHW Las Vegas senior secured loan is subject to certain conditions.

(2)	Expire in 2015.

(3)	Expire in 2013.
As of December 31, 2012 and 2011, our long-term variable rate debt reflects borrowings under our Credit Facilities provided to us by a consortium of banks with a total capacity of $6,480.6 million and $8,410.0 million, respectively. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Foreign currency transaction gains and losses were not material to our results of operations for the years ended December 31, 2012, 2011, and 2010. Our only material ownership interests in businesses in foreign countries are London Clubs and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.
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

We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders' (deficit)/equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedules included in Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 15, 2013

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$1,757.5	$891.2
Restricted cash	833.6	66.6
Receivables, less allowance for doubtful accounts of $201.7 and $202.2	580.5	488.4
Deferred income taxes	114.9	170.5
Prepayments and other current assets	150.0	160.4
Inventories	52.0	44.6
Assets held for sale	5.1	15.5
Total current assets	3,493.6	1,837.2
Property and equipment, net of accumulated depreciation of $3,102.1 and $2,541.2	15,701.7	16,485.6
Goodwill	3,160.3	3,360.4
Intangible assets other than goodwill	3,985.7	4,363.2
Investments in and advances to non-consolidated affiliates	100.4	94.2
Restricted cash	364.6	451.1
Deferred charges and other	720.6	746.2
Assets held for sale	471.2	1,177.7
	$27,998.1	$28,515.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$376.2	$290.1
Interest payable	233.7	191.4
Accrued expenses	1,094.7	1,067.4
Current portion of long-term debt	879.9	40.4
Liabilities held for sale	3.8	13.5
Total current liabilities	2,588.3	1,602.8
Long-term debt	20,532.2	19,759.5
Deferred credits and other	823.0	901.7
Deferred income taxes	4,334.1	5,131.9
Liabilities held for sale	52.1	66.3
	28,329.7	27,462.2

Commitments and contingencies
Stockholders’ equity
Common stock; voting; $0.01 par value; 127.5 and 125.4 shares issued, respectively	1.3	0.7
Treasury Stock: 2.1 and 0.3 shares, respectively	(16.3)	—
Additional paid-in capital	6,954.4	6,885.1
Accumulated deficit	(7,280.2)	(5,782.7)
Accumulated other comprehensive loss	(70.9)	(96.4)
Total Caesars stockholders’(deficit)/ equity	(411.7)	1,006.7
Non-controlling interests	80.1	46.7
Total (deficit)/equity	(331.6)	1,053.4
	$27,998.1	$28,515.6

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Casino	$6,246.9	$6,394.5	$6,671.8
Food and beverage	1,510.1	1,508.4	1,482.1
Rooms	1,205.5	1,193.1	1,117.7
Management fees	47.3	35.8	39.1
Other	829.4	674.1	568.8
Less: casino promotional allowances	(1,252.5)	(1,232.6)	(1,326.3)
Net revenues	8,586.7	8,573.3	8,553.2
Operating expenses
Direct
Casino	3,556.0	3,618.1	3,817.7
Food and beverage	660.1	659.4	614.3
Rooms	297.6	286.2	258.5
Property, general, administrative, and other	2,103.8	2,086.9	2,029.7
Depreciation and amortization	715.5	678.1	699.4
Write-downs, reserves, and project opening costs, net of recoveries	106.2	73.8	149.7
Intangible and tangible asset impairment charges	1,067.7	32.8	184.0
Loss on interests in non-consolidated affiliates	17.5	7.9	1.5
Corporate expense	195.0	152.8	140.9
Acquisition and integration costs	6.1	4.3	13.6
Amortization of intangible assets	174.6	156.7	160.8
Total operating expenses	8,900.1	7,757.0	8,070.1
(Loss)/income from operations	(313.4)	816.3	483.1
Interest expense, net of interest capitalized	(2,101.3)	(2,122.3)	(1,981.6)
Gains on early extinguishments of debt	136.0	47.9	115.6
Other income, including interest income	25.5	25.3	41.0
Loss from continuing operations before income taxes	(2,253.2)	(1,232.8)	(1,341.9)
Benefit for income taxes	870.5	534.7	492.5
Loss from continuing operations, net of income taxes	(1,382.7)	(698.1)	(849.4)
Discontinued operations
(Loss)/income from discontinued operations	(59.4)	59.2	49.9
Provision for income taxes	(50.1)	(27.8)	(23.8)
(Loss)/income from discontinued operations, net of income taxes	(109.5)	31.4	26.1
Net loss	(1,492.2)	(666.7)	(823.3)
Less: net income attributable to non-controlling interests	(5.3)	(20.9)	(7.8)
Net loss attributable to Caesars	(1,497.5)	(687.6)	(831.1)
Other comprehensive income/(loss), net of income taxes:
Defined benefit plan adjustments	(10.9)	(39.5)	(6.1)
Foreign currency translation adjustments	19.9	(0.8)	4.0
Change in fair market value of derivatives	—	(35.9)	(60.7)
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense	18.1	148.4	22.2
Unrealized losses/(gains) on investments	(0.5)	1.5	1.6
Total other comprehensive income/(loss), net of income taxes	26.6	73.7	(39.0)
Comprehensive loss	(1,470.9)	(613.9)	(870.1)
Less: foreign currency translation adjustments attributable to non-controlling interests, net of income taxes	(1.1)	(1.3)	4.2
Comprehensive loss attributable to Caesars	$(1,472.0)	$(615.2)	$(865.9)
Loss per share - basic and diluted
Loss per share from continuing operations	$(11.08)	$(5.75)	$(8.63)
(Loss)/earnings per share from discontinued operations	(0.87)	0.25	0.26
Net loss per share	$(11.95)	$(5.50)	$(8.37)
Weighted-average common shares outstanding - basic and diluted	125.3	125.1	99.3
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(In millions)

	Caesars Stockholders
			Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Caesars Stockholders' Equity	Non-Controlling Interests	Total Equity
	Common Stock	Treasury Stock
Balance at December 31, 2009	$0.4	$—	$3,480.0	$(4,269.3)	$(134.0)	$(922.9)	$55.9	$(867.0)
Net (loss)/income	—	—	—	(831.1)	—	(831.1)	7.8	(823.3)
Share-based compensation	—	—	17.9	—	—	17.9	0.2	18.1
Repurchase of treasury shares	*	—	(1.6)	—	—	(1.6)	—	(1.6)
Cumulative preferred stock dividends	—	—	(64.6)	—	—	(64.6)	—	(64.6)
Cancellation of cumulative preferred stock dividends in connection with conversion of preferred stock to common stock	—	—	717.2	—	—	717.2	—	717.2
Conversion of non-voting perpetual preferred stock to non-voting common stock	0.2	—	1,989.6	—	—	1,989.8	—	1,989.8
Private placement	0.1	—	768.0	—	—	768.1	—	768.1
Distributions to non-controlling interests, net of contributions	—	—	—	—	—	—	(10.1)	(10.1)
Effect of deconsolidation of variable interest entities	—	—	—	(5.2)	—	(5.2)	(9.8)	(15.0)
Other comprehensive loss, net of tax	—	—	—	—	(34.8)	(34.8)	(4.2)	(39.0)
Balance at December 31, 2010	0.7	—	6,906.5	(5,105.6)	(168.8)	1,632.8	39.8	1,672.6
Effect of change in accounting for accruals for casino jackpot liabilities, net of tax	—	—	—	10.7	—	10.7	—	10.7
Net (loss)/income	—	—	—	(687.6)	—	(687.6)	20.9	(666.7)
Share-based compensation	—	—	22.1	—	—	22.1	0.1	22.2
Repurchase of treasury shares	*	—	(1.7)	—	—	(1.7)	—	(1.7)
Distributions to non-controlling interests, net of contributions	—	—	—	—	—	—	(5.8)	(5.8)
Changes in non-controlling interests	—	—	—	—	—	—	(9.6)	(9.6)
Purchase of additional interest in subsidiary	—	—	(31.5)	—	—	(31.5)	—	(31.5)
Other comprehensive income, net of tax	—	—	—	—	72.4	72.4	1.3	73.7
Other	—	—	(10.3)	(0.2)	—	(10.5)	—	(10.5)
Balance at December 31, 2011	0.7	—	6,885.1	(5,782.7)	(96.4)	1,006.7	46.7	1,053.4
Net (loss)/income	—	—	—	(1,497.5)	—	(1,497.5)	5.3	(1,492.2)
Share-based compensation	—	—	34.1	—	—	34.1	—	34.1
Initial public offering:	0.6	—	16.6	—	—	17.2	—	17.2
Common stock issuances	*	—	0.2	—	—	0.2	—	0.2
Increase in treasury shares	—	(16.3)	16.3	—	—	—	—	—
Increase in non-controlling interests, net of distributions and contributions	—	—	—	—	—	—	27.0	27.0
Other comprehensive income, net of tax	—	—	—	—	25.5	25.5	1.1	26.6
Other	—	—	2.1	—	—	2.1	—	2.1
Balance at December 31, 2012	$1.3	$(16.3)	$6,954.4	$(7,280.2)	$(70.9)	$(411.7)	$80.1	$(331.6)
____________________
* Amount rounds to zero.
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(1,492.2)	$(666.7)	$(823.3)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Loss/(income) from discontinued operations	109.5	(31.4)	(26.1)
Gains on early extinguishments of debt	(136.0)	(47.9)	(115.6)
Depreciation and amortization	903.1	847.0	871.7
Amortization of deferred finance costs and debt discount/premium	314.8	227.5	240.1
Reclassification from, and amortization of, accumulated other comprehensive loss	28.4	266.5	36.3
Non-cash write-downs and reserves, net of recoveries	41.4	5.3	108.1
Impairment of intangible and tangible assets	1,067.7	32.8	184.0
Share-based compensation expense	55.1	22.2	18.1
Deferred income taxes	(750.4)	(501.3)	(465.7)
Federal income tax refund received	—	—	220.8
Change in deferred charges and other	23.5	51.9	58.5
Change in deferred credits and other	(118.9)	(123.6)	(70.2)
Change in current assets and liabilities:
Accounts receivable	(88.0)	(87.1)	(59.6)
Prepayments and other current assets	(15.4)	43.2	(18.4)
Accounts payable	37.8	14.9	(16.9)
Interest payable	42.6	(10.1)	4.9
Accrued expenses	9.4	15.5	(58.8)
Other	(5.9)	1.6	16.5
Cash flows provided by operating activities	26.5	60.3	104.4
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(507.7)	(272.5)	(151.3)
Change in restricted cash	(680.5)	(517.7)	—
Purchase of additional interest in subsidiary	—	(75.4)	(19.5)
Payments to acquire certain gaming rights	—	(22.7)	(16.5)
Payments to acquire businesses, net of transaction costs and cash acquired	(37.9)	(19.0)	(30.6)
Investments in/advances to non-consolidated affiliates and other	(28.1)	(76.0)	(64.0)
Proceeds from the sale of a subsidiary	42.4	—	—
Purchases of investment securities	(39.2)	(35.7)	(25.8)
Proceeds from the sale and maturity of investment securities	31.6	22.6	14.8
Other	(5.5)	(9.9)	14.4
Cash flows used in investing activities	(1,224.9)	(1,006.3)	(278.5)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	3,709.4	863.8	1,332.2
Debt issuance costs and fees	(50.6)	(18.1)	(64.6)
Borrowings under lending agreements	453.0	358.0	1,175.0
Repayments under lending agreements	(608.0)	(203.0)	(1,625.8)
Cash paid for early extinguishments of debt	(2,036.6)	(128.5)	(369.1)
Scheduled debt retirements	(15.8)	(43.7)	(237.0)
Purchase of additional interests in subsidiary	(9.6)	—	—
Proceeds from sale of additional interest in a subsidiary	32.2	—	—
Issuance of common stock, net of fees	17.4	—	—
Other	(18.8)	(17.0)	(23.3)
Cash flows provided by financing activities	1,472.6	811.5	187.4
Cash flows from discontinued operations
Cash flows from operating activities	(16.9)	62.8	66.4
Cash flows from investing activities	600.3	(10.7)	(9.4)
Cash flows from financing activities	—	—	—
Net cash provided by discontinued operations	583.4	52.1	57.0
Net increase/(decrease) in cash and cash equivalents	857.6	(82.4)	70.3
Effect of deconsolidation of variable interest entities	—	—	(1.4)
Change in cash classified as assets held for sale	8.7	2.5	0.1
Cash and cash equivalents, beginning of period	891.2	971.1	902.1
Cash and cash equivalents, end of period	$1,757.5	$891.2	$971.1
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
Note 1—Summary of Significant Accounting Policies
Organization and Description of Business
Our business is primarily conducted through a wholly-owned subsidiary, Caesars Entertainment Operating Company, Inc. ("CEOC"), although certain material properties are not owned by CEOC. As of December 31, 2012, we owned, operated, or managed, through various subsidiaries, 52 casinos in 13 U.S. states and seven countries. The majority of these casinos operate in the United States, primarily under the Caesars, Harrah’s, and Horseshoe brand names, and in England. Our casino entertainment facilities include 33 land-based casinos, 11 riverboat or dockside casinos, three managed casinos on Indian lands in the United States, one managed casino in Cleveland, Ohio, one managed casino in Canada, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our land-based casinos include nine in England, two in Egypt, one in Scotland, one in South Africa and one in Uruguay. In addition, through Caesars Interactive Entertainment, Inc. ("CIE"), a majority-owned subsidiary, we own an online gaming business, providing for real money casino, bingo, and poker games in the United Kingdom, alliances with online gaming providers in Italy and France, "play for fun" offerings in other jurisdictions, social games on Facebook and other social media websites, and mobile application platforms. Also through CIE, we own the World Series of Poker tournament and brand. We view each casino property and CIE as operating segments and aggregate all such casino properties and CIE into one reportable segment.
On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (together with such affiliates, “Apollo”) and affiliates of TPG Capital, LP (together with such affiliates, “TPG” and, together with Apollo, the “Sponsors”) in an all-cash transaction ("the Acquisition"). As a result of the Acquisition and through February 7, 2012, our stock was not publicly traded.
Effective February 8, 2012, as the result of our public offering, our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol “CZR.” In connection with the public offering, the Company effected a 1.742-for-one split of its common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. See Note 10, “Stockholders' Equity, Non-controlling Interests and Loss Per Share,” for further information.
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Management believes the accounting estimates are appropriate and reasonably stated; however, due to the inherent uncertainties in making these estimates, actual amounts could differ.
Principles of Consolidation
Our consolidated financial statements include the accounts of Caesars Entertainment and its subsidiaries after elimination of all intercompany accounts and transactions.
We consolidate into our financial statements the accounts of all wholly-owned subsidiaries and any partially-owned subsidiary that we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are generally accounted for using the cost method.
We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2012, we analyzed our variable interests to determine if the entity that is party to the variable interest is a variable interest entity in accordance with GAAP. Our analysis included both quantitative and qualitative reviews. Qualitative analysis is based on our review of the design of the entity, its organizational structure including decision-making ability, and financial agreements. Based on these analyses, there were no consolidated variable interest entities that were material to our consolidated financial statements.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturities of less than three months from the date of purchase and are stated at the lower of cost or market value.
Restricted Cash
Proceeds from bond offerings that are in escrow prior to closing, and cash reserved under loan agreements for (a) development projects and (b) certain expenditures incurred in the normal course of business, such as interest services, real estate taxes, casualty insurance, and capital improvements, are classified as restricted cash in our Consolidated Balance Sheets.
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves.
Casino Reinvestment Development Authority Investment Obligations
The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions, or by depositing funds with the Casino Reinvestment Development Authority ("CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. Upon initial obligation deposits made by the Company, an allowance is made to record the deposit at its expected eventual realizable value.
Inventories
Inventories, which consist primarily of food, beverage, retail merchandise, and operating supplies, are stated at average cost.
Long-Lived Assets
We have significant capital invested in our long-lived assets and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property.
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
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease as follows:

Land improvements	12 years
Buildings	30 to 40 years
Leasehold improvements	5 to 15 years
Riverboats and barges	30 years
Furniture, fixtures, and equipment	2 1/2 to 20 years

Goodwill and Other Non-Amortizing Intangible Assets
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
Each year, we perform a preliminary annual impairment assessment of goodwill as of September 30, or more frequently if impairment indicators exist. For our preliminary assessment, we determine the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), combined with estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at September 30. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry. In the fourth quarter of each year, we finalize our assessment of goodwill once we complete our fair value analysis for reporting units where a step two impairment test is required.
Each year, we perform an annual impairment assessment of other non-amortizing intangible assets as of September 30, or more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.
We are permitted to perform a qualitative assessment of goodwill and other non-amortizing intangible assets to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. We did not elect to perform a qualitative assessment of goodwill or other non-amortizing intangible assets in 2012.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the economy deteriorates further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the next twelve months and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis, and for our Las Vegas properties, which comprise a significant portion of our remaining goodwill balance. Impairment charges related to goodwill and intangible assets other than goodwill are recorded to intangible and tangible asset impairment charges in the Consolidated Statements of Comprehensive Loss.
Debt Discounts or Premiums and Unamortized Debt Issue Costs
Debt discounts or premiums and debt issue costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Unamortized debt issue costs are included in deferred charges and other in our Consolidated Balance Sheets.
Derivative Instruments
Derivative instruments are recognized in the financial statements at fair value. Any changes in fair value are recorded in the Consolidated Statements of Comprehensive Loss or in accumulated other comprehensive loss (“AOCL”) within the equity section of the Consolidated Balance Sheets, depending upon whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction, and the effectiveness of the hedge. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.
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

Total Rewards Point Liability Program
Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at certain of our casinos throughout the United States. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense in our Consolidated Statements of Comprehensive Loss. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. Such amounts are included within accrued expenses in the Consolidated Balance Sheets presented herein, see Note 7 "Detail of Accrued Expenses."
In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in casino promotional allowances in our Consolidated Statements of Comprehensive Loss.
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
Revenue Recognition
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
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is included in casino expenses as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Total Food and Beverage Expense	$477.1	$469.4	$475.6
Room Expense	186.7	188.1	187.6
Property general, admin and other	49.7	59.0	59.2
	$713.5	$716.5	$722.4
Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $194.2 million, $190.1 million, and $195.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have previously provided a valuation allowance on foreign tax credits, certain foreign and state net operating losses (“NOLs”), and other foreign and state deferred tax assets. Certain foreign and state NOLs and other foreign and state deferred tax assets were not deemed realizable because they are attributable to subsidiaries that are not expected to produce future earnings.
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
Reclassifications
We have revised certain amounts for prior periods to conform to our 2012 presentation.

Note 2—Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to disclosures about offsetting assets and liabilities. The new guidance contains disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under GAAP more comparable to those prepared under IFRS. To facilitate comparison between financial statements prepared under GAAP and IFRS, the new disclosures give financial statement users information about both gross and net exposures. The new disclosure requirements will be effective for us January 1, 2013. As this is a disclosure requirement only, there will be no impact on our consolidated financial position, results of operations, or cash flows upon adoption.
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
Effective January 1, 2012, we adopted the new guidance for the presentation of comprehensive income. The new guidance requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new disclosure requirements have been included in this Form 10-K, and, as this update relates only to presentation and disclosures, there was no impact on our consolidated financial position, results of operations, or cash flows upon adoption.

Effective January 1, 2012, we adopted the revised guidance for goodwill impairment testing. The new guidance allows an entity to perform a qualitative assessment on goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In July 2012, the guidance was amended to include assessments for indefinite-lived intangible assets. The Company adopted the amended guidance in the second quarter of 2012 as permitted under the amendment which resulted in impairments as further described in Note 6, "Goodwill and Other Intangible Assets." We did not elect to perform a qualitative assessment of goodwill in 2012.

Note 3—Acquisitions, Investments, Dispositions and Divestitures
Acquisitions and Investments
Venture with Rock Gaming, LLC
In December 2010, we formed a venture, Rock Ohio Caesars LLC ("ROC"), with Rock Ohio Ventures, LLC (formerly Rock Gaming, LLC) (“Rock Gaming”), to pursue casino developments in Cincinnati and Cleveland. Pursuant to the agreements forming the venture, we have committed to invest up to $200.0 million for an approximate 30% interest in the venture. The casino developments will be managed by subsidiaries of CEOC.
In August 2011, Rock Gaming exercised a contractual right to buy down a portion of our interest in the venture. Pursuant to this right, Rock Gaming contributed capital to the venture disproportionately with its existing ownership interest, lowering our ownership interest in the venture to 20.0%.
During 2011, the Company contributed an additional $16.0 million into its venture with Rock Gaming, bringing its total cash contribution to the venture to $80.0 million. This contribution is included in “Investments in and advances to nonconsolidated affiliates” in our Consolidated Balance Sheets.
In August 2012, Caesars Ohio Investment, LLC (“COI”) sold a 53.39% interest in Thistledown Racetrack, LLC (“Thistledown”), a thoroughbred racing facility in Cleveland, Ohio, to Rock Gaming for $28.6 million. Effectively concurrent with this sale, COI contributed its remaining 46.61% interest in Thistledown to ROC in exchange for additional equity interests in ROC. Immediately subsequent to these transactions, Rock Gaming purchased a portion of equity interests in ROC from COI for $14.3 million in order to retain an 80% ownership interest in ROC. The Company recognized an $11.0 million gain on these transactions.
Baltimore, Maryland
In September 2011, we filed an application with the State of Maryland for the license to operate a video lottery terminal ("VLT") facility in the City of Baltimore. The application was filed on behalf of a consortium that, at the time, included Caesars Entertainment as the lead investor and facility manager, Rock Gaming, CVPR Gaming Holdings, LLC, and The Stronach Group (the "Baltimore Investors"). The consideration paid to the State of Maryland along with the bid for the license has been recorded as a non-amortizing intangible asset.
In July 2012, the consortium led by the Company was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars entered into definitive agreements with the Baltimore Investors and Brown Capital Management to form a venture that will build and own the casino, subject to regulatory approvals and receipt of project financing. Pursuant to such definitive agreements, we committed to contribute a maximum of $78.0 million in capital to the venture, $17.7 million of which has previously been contributed, for the purpose of developing and constructing the casino. At December 31, 2012, Caesars had an approximately 52% indirect ownership interest in the venture, which was consolidated as a variable interest entity into our financial statements.
Windsor Casino Limited
In June 2012, Windsor Casino Limited ("WCL") redeemed and canceled all of the WCL shares held by HPP International Corporation (a Hilton affiliate), an unrelated third party, representing 50% of WCL's equity, for $8.7 million. The redemption of the shares increased Caesars' ownership interest to 100%. The results of WCL for the periods subsequent to the transaction are consolidated into our financial statements. Prior to June 2012, we had a 50% ownership interest in WCL that was accounted for under the equity method. We operate Caesars Windsor located in Windsor, Ontario, and the province of Ontario owns the complex through the Ontario Lottery and Gaming Commission.

Chester Downs
In January 2012, we received notice that the minority owners of Chester Downs and Marina, LLC ("Chester Downs") elected to exercise their put rights thereby requiring us to purchase from the minority owners 90% of their interest in Chester Downs for consideration of $9.6 million. We consummated this purchase in February 2012. As a result, we now have a 99.5% ownership interest in this property.
Playtika Ltd.
In May 2011, Caesars Interactive Entertainment Israel, Ltd. (“CIEI”), a subsidiary of CIE, which is a majority-owned subsidiary of Caesars Entertainment, acquired 51% of the voting equity interests of Playtika, a social games developer based in Israel. For periods subsequent to the date of acquisition, Playtika is consolidated into our financial statements.
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
Buffalo Studios, LLC and Bubbler Media
In December 2012, CIE purchased substantially all of the net assets of Buffalo Studios, LLC ("Buffalo"), a social and mobile games developer and owner of Bingo Blitz, for consideration of approximately $45.9 million, including the current estimate of contingent consideration. In September 2012, CIE purchased the assets of Bubbler Media ("Bubbler") a social and mobile games developer based in Belarus, for consideration of approximately $7.5 million.
The purchase prices of Buffalo and Bubbler were allocated based on estimated fair values of the assets acquired and liabilities assumed, with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.  The preliminary purchase price allocations include total assets, liabilities and net assets acquired of Buffalo of $48.1 million, $2.2 million and $45.9 million, respectively.  The preliminary purchase price allocations include net assets acquired of Bubbler of $7.5 million.  The Company has not yet finalized its purchase price allocations for either of these transactions. The most significant of the items not finalized is the determination of contingent consideration incurred in connection with the Buffalo acquisition, and deferred tax balances associated with differences between the estimated fair values and the tax bases of assets acquired and liabilities assumed for both transactions.
Suffolk Downs
In March 2011, we acquired an interest in Sterling Suffolk Racecourse, LLC ("Suffolk Downs"), which owns a horse-racing track in Massachusetts, along with an option to purchase additional interests and the right to manage a potential future gaming facility. The consideration paid for this investment has been recorded as an amortizing intangible asset, representing the right to manage a potential future gaming facility, with amortization commencing upon the future opening date of such facility.

During 2012, the Company acquired a $28.1 million preferred equity interest in Suffolk Downs. This investment has been recorded as an investment in non-consolidated affiliates and is accounted for using the equity method of accounting.
Dispositions and Divestitures
Harrah's St. Louis
In May 2012, the Company, along with certain of its wholly-owned subsidiaries, entered into an equity interest purchase agreement with Penn National Gaming, Inc. (“Penn”) whereby the Company agreed to sell its Harrah's St. Louis casino to Penn for a purchase price of $610.0 million. The sale closed on November 2, 2012 and the Company recorded a pre-tax gain of $9.3 million on the sale. The Company has been using and continues to expect to use the net proceeds from the sale to fund capital expenditures of CEOC. All assets and liabilities sold pursuant to the purchase agreement have been classified as held for sale in our Consolidated Balance Sheets at December 31, 2011, and we have presented the operations of the Harrah's St. Louis casino as discontinued operations in our Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011, and 2010. See “Discontinued Operations” below.
Macau Land Concession

During the second quarter of 2012, we determined that it is more likely than not that we will divest of our investment in subsidiaries that hold a land concession in Macau prior to the end of the remaining 35-year term of the concession. As a result, we performed an impairment assessment on the land concession and recorded an impairment charge of $101.0 million. In the fourth quarter of 2012, the Company began discussions with interested investors regarding a sale of the subsidiaries that hold the land concession. As a result of this plan of disposal, the assets and liabilities have been classified as held for sale in our Consolidated Balance Sheets at December 31, 2012 and 2011. At December 31, 2012, the carrying value of the net assets held for sale was lower than their estimated fair value less the estimated costs to sell. We have presented the operations of the business as a discontinued operation in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011, and 2010. See “Discontinued Operations” below.
Discontinued Operations
Assets and liabilities classified as held for sale at December 31, 2012 and 2011 are as follows:

	2012	2011
(In millions)	Macau	Harrah's St. Louis	Macau	Total
Assets
Cash and cash equivalents	$4.7	$10.0	$3.4	$13.4
Other current assets	0.4	1.6	0.5	2.1
Assets held for sale, current	$5.1	$11.6	$3.9	$15.5

Property and equipment, net	$471.2	$196.1	$584.3	$780.4
Goodwill	—	104.4	—	104.4
Intangible assets other than goodwill	—	292.7	—	292.7
Other long-term assets	—	0.2	—	0.2
Assets held for sale, non-current	$471.2	$593.4	$584.3	$1,177.7

Liabilities
Accounts payable and accrued expenses	$3.8	$10.1	$3.4	$13.5
Liabilities held for sale, current	$3.8	$10.1	$3.4	$13.5

Deferred credits and other	$0.2	$—	$0.1	$0.1
Deferred income taxes	51.9	—	66.2	66.2
Liabilities held for sale, non-current	$52.1	$—	$66.3	$66.3

Net revenues, (loss)/income from operations before income taxes, and net (loss)/income presented as discontinued operations are as follows:

	Year ended December 31,
(In millions)	2012	2011	2010
Net revenues
Harrah's St. Louis	$208.4	$257.7	$262.4
Macau	3.6	3.5	3.0
Total net revenues	$212.0	$261.2	$265.4

Pre-tax (loss)/income from operations
Harrah's St. Louis	$62.2	$75.3	$65.7
Macau	(121.6)	(16.1)	(15.8)
Total pre-tax (loss)/income from discontinued operations	$(59.4)	$59.2	$49.9

(Loss)/income, net of income taxes
Harrah's St. Louis	$(1.7)	$45.8	$39.8
Macau	(107.8)	(14.4)	(13.7)
Total (loss)/income from discontinued operations, net of income taxes	$(109.5)	$31.4	$26.1
Conrad Punta Del Este Resort and Casino
In November 2012, we entered into a definitive agreement with Enjoy S.A. (“Enjoy”) to form a strategic relationship in Latin America. Under the terms of the agreement, Enjoy will acquire 45% of Baluma S.A., our subsidiary which owns and operates the Conrad Punta Del Este Resort and Casino in Punta Del Este, Uruguay (the “Conrad”), for approximately $140.0 million in cash and stock, and we will become a 10% shareholder in Enjoy. Upon the closing of the transaction, which is subject to certain conditions, including the receipt of all regulatory and governmental approvals, Enjoy will assume primary responsibility for management of the Conrad and will have the option to acquire the remaining stake in Baluma S.A. between years three and five of the relationship.

Note 4—Restricted Cash
At December 31, 2012 and 2011, the Company had $1,198.2 million and $517.7 million of restricted cash, comprised of current and non-current portions.
In April 2011, the Company borrowed $450.0 million in a senior secured term facility under an unrestricted subsidiary of CEOC, which is the financing incurred to complete the Octavius Tower at Caesars Palace Las Vegas (“Project Octavius”) and to develop a retail, dining, and entertainment corridor located between The Quad Resort & Casino (formerly the Imperial Palace Hotel and Casino) and the Flamingo Las Vegas on the Las Vegas Strip (“Project Linq” and, together with Project Octavius, the “Development”). The borrowing is secured by the Development assets, and funds raised that have not been spent on the Development are deemed restricted and are included in restricted cash at December 31, 2012 and 2011.
In November 2012, the Company entered into a $185.0 million, seven-year senior credit facility to fund the renovation of Bill's Gamblin' Hall & Saloon into a boutique lifestyle hotel that includes a dayclub/nightclub. Funds raised that have not been spent on the renovation are deemed restricted and are included in restricted cash at December 31, 2012.
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020, the proceeds of which were placed into escrow and recorded as short-term restricted cash at December 31, 2012. On February 20, 2013, the escrow conditions were satisfied.

The PHW Las Vegas senior secured loan requires that the Company maintain certain reserve funds in respect of furniture, fixtures, and equipment; capital improvements, interest services, taxes, and insurance; and the commercial mortgage-backed securities (“CMBS”) financing includes affirmative covenants that require the properties securing the CMBS financing to maintain certain reserve funds in respect of furniture, fixtures, and equipment, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. These funds are deemed restricted and are included in restricted cash at December 31, 2012 and 2011.

Note 5—Property and Equipment, net
Property and equipment, net consists of the following:

	As of December 31,
(In millions)	2012	2011
Land and land improvements	$7,208.8	$7,411.8
Buildings, riverboats, and improvements	8,725.7	8,939.2
Furniture, fixtures, and equipment	2,491.0	2,333.3
Construction in progress	378.3	342.5
	18,803.8	19,026.8
Less: accumulated depreciation	(3,102.1)	(2,541.2)
	$15,701.7	$16,485.6
Interest capitalized was $38.2 million and $22.8 million for the years ended December 31, 2012 and 2011, respectively. Interest capitalized in 2012 was primarily related to Project Linq.
Depreciation expense, which is included in depreciation and amortization, corporate expense, and income from discontinued operations in our Consolidated Statements of Comprehensive Loss, is as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Depreciation expense	$751.6	$724.7	$747.0
Tangible asset impairments
Atlantic City
We review the carrying value of property and equipment for impairment whenever events or circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. There has been growing competitive and economic pressure in Atlantic City due to new competition in surrounding markets, exacerbated by significant hurricane-related closures in 2012 and 2011. The collective effect of these trends has resulted in downward pressure on the Company's actual results from operations compared with prior years and with previous forecasts. As a result, the Company continues to evaluate its options for participation in the market. In connection with that evaluation, the Company determined it was necessary to complete an assessment for impairment for one of its Atlantic City properties. Upon the failure of step one of the assessment, we performed a fair value assessment of the property. As a result of this assessment, in December 2012, we recorded a tangible asset impairment of $450.0 million related to the property, comprised of $251.0 million related to building and improvements, $190.0 million for land and $9.0 million for furniture, fixtures, and equipment. With the help of a third-party valuation firm, we estimated the fair value of the property starting with a “Replacement Cost New” approach, and then deducting appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimate. This analysis is sensitive to management assumptions and the estimates of the obsolescence factors, and increases or decreases in these assumptions and estimates would have a material impact on the analysis.

Macau
During 2012, we determined that it is more likely than not that we will divest of our investment in a land concession in Macau prior to the end of the remaining 35-year term of the concession. As a result, we performed an impairment assessment on this investment and recorded a tangible asset impairment of $101.0 million. In the fourth quarter 2012, we began discussions with interested investors on a sale of the subsidiaries that hold our land concession in Macau. As a result of this plan of disposal the impairment charge was reclassified to discontinued operations in our Consolidated Statement of Comprehensive Loss for the year ended December 31, 2012.
Biloxi
In 2012, we recorded tangible asset impairments on a previously halted development project in Biloxi, Mississippi of $180.5 million.

Note 6—Goodwill and Other Intangible Assets
The following table sets forth changes in the carrying value of our goodwill:

	Gross Goodwill		Accumulated Impairment		Net Carrying Value
(In millions)	2012	2011	2012	2011	2012	2011
Balance at January 1	$9,438.6	$9,391.7	$(6,078.2)	$(6,075.2)	$3,360.4	$3,316.5
Additions	14.3	50.7	—	—	14.3	50.7
Impairments	—	—	(195.2)	(3.0)	(195.2)	(3.0)
Contribution of Thistledown to ROC venture	(20.1)	—	—	—	(20.1)	—
Other	0.9	(3.8)	—	—	0.9	(3.8)
Balance at December 31	$9,433.7	$9,438.6	$(6,273.4)	$(6,078.2)	$3,160.3	$3,360.4
During 2012, we acquired substantially all of the net assets of Bubbler and Buffalo and recorded goodwill of $7.5 million and $6.8 million, respectively, based on the preliminary purchase price allocation. During 2012, we contributed our interests in Thistledown to ROC and recorded a $20.1 million reduction of related goodwill. During 2011, we acquired Playtika and recorded goodwill of $50.7 million based on the purchase price allocation.
During the third quarter of 2012, we completed a preliminary annual assessment of goodwill as of September 30, which resulted in impairment charges of $247.0 million. These impairment charges were a result of the combination of an increase in our discount rate, and reduced projected revenues within our long-term operating plan as a result of the current economic climate. We finalized our annual assessment during the fourth quarter of 2012 once we completed our fair value analysis for reporting units where a step two impairment test was required and, as a result of the final assessment, we recorded a reversal of $60.0 million in impairment charges related to certain reporting units which were impaired during the third quarter. Also in the fourth quarter of 2012, we performed an additional impairment assessment, due to further reduced projected earnings within our long-term operating plan, and as a result we recorded an additional impairment charge of $8.2 million related to certain reporting units. Net goodwill impairments recorded during 2012 totaled $195.2 million. The Company did not have any reporting units with a zero or negative book value as of December 31, 2012.
During the third quarter of 2011, we completed a preliminary annual assessment of goodwill as of September 30, which did not result in an impairment charge. We finalized our annual assessment during the fourth quarter of 2011 once we completed our fair value analysis for reporting units where a step two impairment test was required and, as a result, we recorded an impairment of $3.0 million related to certain properties.

The following table sets forth the changes in the carrying value of our intangible assets other than goodwill:

(In millions)	Amortizing	Non-Amortizing
Balance at December 31, 2010	$1,235.1	$3,184.0
Impairments	—	(8.0)
Additions	85.4	23.5
Amortization expense	(156.7)	—
Foreign currency translation	(0.1)	—
Balance at December 31, 2011	1,163.7	3,199.5
Impairments	—	(242.0)
Additions	37.8	—
Amortization expense	(174.6)	—
Foreign currency translation	0.7	0.6
Balance at December 31, 2012	$1,027.6	$2,958.1
During 2012, we acquired substantially all of the net assets of Buffalo Studios LLC and, based on the preliminary purchase price allocation, recorded amortizing intangible assets of $37.8 million related to developed games and game titles.
During the second quarter of 2012, due to weak economic conditions in certain gaming markets in which we operate, we performed an interim impairment assessment of non-amortizing intangible assets. This analysis resulted in an impairment charge of $33.0 million related to our trademark assets. During the third quarter of 2012, we completed our annual assessment of non-amortizing intangible assets as of September 30, which resulted in impairment charges of $159.0 million, comprised of $127.0 million related to trademarks and $32.0 million related to gaming rights. These impairment charges were the result of a combination of an increase in our discount rate, and reduced projected revenues associated with these intangible assets within our long-term operating plan as a result of the current economic climate. During the fourth quarter of 2012, due to continued weak economic conditions in certain gaming markets in which we operate, we performed an interim impairment assessment of non-amortizing intangible assets. This analysis resulted in an impairment charge of $50.0 million, comprised of $49.0 million related to trademarks and $1.0 million related to gaming rights. The total amount of impairment charges recorded during 2012 was $242.0 million, comprised of $209.0 million related to trademarks and $33.0 million related to gaming rights.
The table below summarizes our impairment charges for goodwill and other non-amortizing intangible assets included in intangible and tangible asset impairment charges in our Consolidated Statements of Comprehensive Loss for the period shown:

	Year Ended December 31,
(In millions)	2012	2011	2010
Goodwill	$195.2	$3.0	$92.0
Trademarks	209.0	8.0	20.0
Gaming Rights and other	33.0	—	72.0
Total impairment of goodwill and other non-amortizing intangible assets	$437.2	$11.0	$184.0

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	December 31, 2012				December 31, 2011
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	7.0	$1,456.7	$(618.0)	$838.7	$1,456.7	$(492.4)	$964.3
Contract rights	2.0	145.1	(66.3)	78.8	144.4	(52.3)	92.1
Patented technology	3.8	156.7	(76.6)	80.1	118.9	(45.9)	73.0
Gaming rights	11.5	42.8	(12.8)	30.0	42.8	(10.2)	32.6
Trademarks	0.1	1.7	(1.7)	—	7.8	(6.1)	1.7
		$1,803.0	$(775.4)	1,027.6	$1,770.6	$(606.9)	1,163.7
Non-amortizing intangible assets
Trademarks				1,699.7			1,908.7
Gaming rights				1,258.4			1,290.8
				2,958.1			3,199.5
Total intangible assets other than goodwill				$3,985.7			$4,363.2
The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Comprehensive Loss and was $174.6 million, $156.7 million and $160.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. Estimated annual amortization expense for each of the five years from 2013 through 2017 is $163.9 million, $151.9 million, $150.3 million, $135.4 million, and $126.0 million, respectively.

Note 7—Detail of Accrued Expenses
Accrued expenses consists of the following:

	As of December 31,
(In millions)	2012	2011
Payroll and other compensation	$206.7	$223.8
Self-insurance claims and reserves	202.0	209.2
Accrued taxes	147.0	147.3
Total Rewards liability	52.0	55.9
Advance deposits	138.6	142.3
Other accruals	348.4	288.9
	$1,094.7	$1,067.4

Note 8—Debt
The following table presents our outstanding debt as of December 31, 2012 and 2011:

Detail of Debt (dollars in millions)	Final Maturity	Rate(s) at Dec. 31, 2012	Face Value at Dec. 31, 2012	Book Value at Dec. 31, 2012	Book Value at Dec. 31, 2011
Credit Facilities (c)
Term Loans B1 - B3	2015	3.21% - 3.31%	$1,025.8	$1,025.8	$5,000.5
Term Loan B4	2016	9.50%	970.0	954.5	961.2
Term Loan B5	2018	4.46%	1,222.7	1,218.8	1,218.2
Term Loan B6	2018	5.46%	2,853.8	2,812.6	—
Revolving Credit Facility	2014	—	—	—	155.0
Revolving Credit Facility	2017	—	—	—	—
Secured Debt
Senior Secured Notes (c)	2017	11.25%	2,095.0	2,060.2	2,054.6
Senior Secured Notes (c)	2020	8.50%	1,250.0	1,250.0	—
Senior Secured Notes (c)	2020 (a)	9.00%	1,500.0	1,486.9	—
CMBS Financing	2015 (b)	3.21%	4,664.1	4,660.5	5,026.0
Second-Priority Senior Secured Notes (c)	2018	12.75%	750.0	742.9	742.1
Second-Priority Senior Secured Notes (c)	2018	10.00%	4,553.1	2,260.2	2,131.2
Second-Priority Senior Secured Notes (c)	2015	10.00%	214.8	173.7	164.2
Chester Downs Term Loan	—	—	—	—	221.3
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	—
PHW Las Vegas Senior Secured Loan	2015 (b)	3.07%	515.5	438.2	417.9
Linq/Octavius Senior Secured Loan	2017	9.25%	450.0	446.5	445.9
Bill's Gamblin' Hall & Saloon Credit Facility	2019	11.00%	185.0	181.4	—
Subsidiary-Guaranteed Debt (d)
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.5%	9.7	9.7	8.6
Unsecured Senior Debt (c)
5.375%	2013	5.375%	125.2	116.6	108.6
7.00%	2013	7.00%	0.6	0.6	0.6
5.625%	2015	5.625%	364.5	306.7	287.7
6.50%	2016	6.50%	248.7	200.9	190.6
5.75%	2017	5.75%	147.9	108.7	107.2
Floating Rate Contingent Convertible Senior Notes	2024	0.57%	0.2	0.2	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	64.3	64.3	65.7
Other	2014	—	47.7	47.7	0.4
Capitalized Lease Obligations	to 2017	3.57% - 11.0%	35.9	35.9	13.6
Total Debt			24,103.1	21,412.1	19,799.9
Current Portion of Long-Term Debt (a)			(905.1)	(879.9)	(40.4)
Long-Term Debt			$23,198.0	$20,532.2	$19,759.5
____________________

(a)
Includes the note offering that occurred in December 2012. Although the notes mature in 2020, $750.0 million face value notes offered in December 2012 are classified as short-term obligations within our December 31, 2012 balance sheet because the escrow conditions were not met as of that date.

(b)	Based on our ability and intent, assumes the exercise of extension options to move the maturity from 2013 to 2015, subject to certain conditions.

(c)	Guaranteed by Caesars Entertainment.

(d)	Guaranteed by Caesars Entertainment and certain wholly-owned subsidiaries of CEOC.

As of December 31, 2012 and 2011, book values of debt are presented net of unamortized discounts of $2,691.0 million and $2,858.0 million, respectively.
Current Portion of Long-Term Debt
Our current portion of long-term debt includes required interim principal payments on certain Term Loans, the special improvement district bonds and capitalized lease obligations. The current portion of long-term debt also includes $750.0 million, $125.2 million and $0.6 million of 9.00% senior secured notes, 5.375% unsecured senior debt and 7.00% unsecured senior debt, respectively. The $750.0 million of 9.00% senior secured notes relate to the December 2012 offering, the proceeds of which were placed into escrow. This is classified as current portion of long-term debt in our Consolidated Balance Sheet at December 31, 2012 due to escrow conditions not being satisfied until February 20, 2013.
The current portion of long term debt excludes the PHW Las Vegas senior secured loan and CMBS Financing due in 2013 based upon our ability and intent to exercise of our option to extend the maturities to 2015, subject to certain conditions. As of December 31, 2012, aggregate annual principal maturities for the four years subsequent to 2013, assuming all conditions to extend the maturities of the CMBS Financing and the PHW Las Vegas senior secured loan are met and such maturities are extended, are as follows: 2014, $74.7 million; 2015, $6,839.5 million; 2016, $1,709.7 million; and 2017, $2,735.3 million. These maturities do not reflect the debt offering and credit facility amendments that were completed in 2013. See Note 21, "Subsequent Events,” for more information.
CEOC Credit Facilities
In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing.
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
During 2012, we (i) extended the maturity of $3,812.3 million B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018 and increased the interest rate with respect to such extended term loans (the “Term B-6 Loans”), (ii) converted $457.8 million original maturity revolver commitments held by consenting lenders to Term B-6 Loans and promptly following such conversion, repaid $1,574.3 million of term loans held by any consenting lender, (iii) extended the maturity of $37.2 million original maturity revolver commitments held by consenting lenders who elected not to convert their commitments to term loans from January 28, 2014 to January 28, 2017 and increased the interest rate and the undrawn commitment fee with respect to such extended revolver commitments, and upon the effectiveness of such extension, terminated $798.5 million of revolver commitments and increased the amount of outstanding Term B-6 Loans by $2,853.8 million, and (iv) modified certain other provisions of the Credit Facilities. The Term B-6 Loans have a springing maturity to April 14, 2017 if more than $250.0 million of CEOC's 11.25% senior secured notes due 2017 remain outstanding on April 14, 2017.
In addition to the foregoing, CEOC may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.
As of December 31, 2012, our Credit Facilities provide for senior secured financing of up to $6,480.6 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,072.3 million with $1,025.8 million maturing on January 28, 2015, $970.0 million maturing on October 31, 2016 (the "Incremental Loans"), and $4,076.5 million maturing on January 28, 2018, (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $408.3 million, with $377.2 million maturing January 28, 2014, and $31.1 million maturing January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $3.1 million, with the balance due at maturity. As of December 31, 2012, $90.6 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $317.7 million of additional borrowing capacity was available to the Company under its revolving credit facility as of December 31, 2012.

Subsequent to December 31, 2012, CEOC consummated additional extension transactions with consenting lenders under its Credit Facilities and amended its Credit Facilities. See Note 21, "Subsequent Events,” for further discussion.
Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, the Extended Term Loans and the Term B-6 Loans, bear interest at a rate equal to the then-current LIBOR rate, or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of December 31, 2012, the Credit Facilities, other than borrowings under the Incremental Loans, the Extended Term Loans and the Term B-6 Loans, bore interest at LIBOR plus 300 basis points for the term loans. The revolver loan bore interest at LIBOR plus 300 basis points or the alternate base rate plus 200 basis points. The swingline loan bore interest at the alternate base rate plus 150 basis points. The extended revolver loan bore interest at LIBOR plus 525 basis points or the alternate base rate plus 425 basis points.
Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0%; in each case plus an applicable margin. At December 31, 2012, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.
Borrowings under the Extended Term Loans bear interest at a rate equal to either the alternate base rate or the then-current LIBOR rate, plus an applicable margin. At December 31, 2012, borrowings under the Extended Term Loans bore interest at LIBOR plus 425 basis points.
Borrowings under the Term B-6 Loans bear interest at a rate equal to either the alternate base rate or the then-current LIBOR rate, plus an applicable margin. At December 31, 2012, borrowings under the Term B-6 Loans bore interest at LIBOR plus 525 basis points.
In addition, on a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of December 31, 2012, the Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points.
CEOC’s Credit Facilities are guaranteed by Caesars Entertainment and are secured by a pledge of CEOC’s capital stock and by substantially all of the existing and future property and assets of CEOC and its material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of CEOC’s material, wholly-owned domestic subsidiaries and 65.0% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. At December 31, 2012, the following casino properties have mortgages under the Credit Facilities:

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans	Harrah’s Council Bluffs
Bally’s Las Vegas	Caesars Atlantic City	(Hotel only)	Horseshoe Council Bluffs/
The Quad Resort & Casino	Showboat Atlantic City	Harrah’s Louisiana Downs	Bluffs Run
Horseshoe Bossier City
Harrah’s Tunica
Horseshoe Tunica
Tunica Roadhouse Hotel & Casino

Illinois/Indiana	Other Nevada
Horseshoe Southern Indiana	Harrah’s Reno
Harrah’s Metropolis	Harrah’s Lake Tahoe
Horseshoe Hammond	Harveys Lake Tahoe
Additionally, certain undeveloped land in Las Vegas is mortgaged.

CEOC Bond Offerings
In February 2012, CEOC completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of the Credit Facilities in connection with the consummation of the transactions as further discussed in the Credit Facilities section above.
In August 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020. CEOC used $478.8 million of the net proceeds from this transaction to repay a portion of the Credit Facilities in connection with the consummation of the transactions as further discussed in the Credit Facilities section above.
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020, the proceeds of which were placed into escrow and are recorded as short-term restricted cash in our Consolidated Balance Sheet at December 31, 2012. See Note 21, “Subsequent Events” for further discussion.
Subsequent to December 31, 2012, CEOC completed the offering of $1,500.0 million aggregate principal amount of 9% senior notes due 2020. See Note 21, “Subsequent Events” for further discussion.
Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed-rate debt, have semi-annual interest payments, with the majority of those payments on June 15 and December 15.
CMBS Financing
In connection with the Acquisition, eight of our properties (the “CMBS properties”) and their related assets were spun out of CEOC to Caesars Entertainment. As of the Acquisition date, the CMBS properties were Harrah's Las Vegas, Rio, Flamingo Las Vegas, Harrah's Atlantic City, Showboat Atlantic City, Harrah's Lake Tahoe, Harveys Lake Tahoe and Bill's Lake Tahoe. The CMBS properties borrowed $6,500.0 million of CMBS financing (the “CMBS Financing”). The CMBS Financing is secured by the assets of the CMBS properties and certain aspects of the financing are guaranteed by Caesars Entertainment. On May 22, 2008, Paris Las Vegas and Harrah's Laughlin and their related operating assets were spun out of CEOC to Caesars Entertainment and became property secured under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”), and Harrah's Lake Tahoe, Harveys Lake Tahoe, Bill's Lake Tahoe and Showboat Atlantic City were transferred to CEOC from Caesars Entertainment as contemplated under the debt agreements effective pursuant to the Acquisition.
On August 31, 2010, we executed an agreement with the lenders to amend the terms of our CMBS Financing to, among other things, (i) provide our subsidiaries that are borrowers under the CMBS Loans the right to extend the maturity of the CMBS Loans, subject to certain conditions, by up to two years until February 13, 2015, (ii) amend certain terms of the CMBS Loans with respect to reserve requirements, collateral rights, property release prices and the payment of management fees, (iii) provide for ongoing mandatory offers to repurchase CMBS Loans using excess cash flow from the CMBS entities at discounted prices, (iv) provide for the amortization of the mortgage loan in certain minimum amounts upon the occurrence of certain conditions and (v) provide for certain limitations with respect to the amount of excess cash flow from the CMBS entities that may be distributed to us. Any CMBS Loan purchased pursuant to the amendments will be canceled.
The conditions to the first extension of the initial maturity date to February 13, 2014 (the “first extended maturity date”) are (i) no default or event of default on the initial maturity date, (ii) notice of the election of the extension, (iii) delivery of an officer's certificate reaffirming and restating the representations and warranties in the loan agreements as of the initial maturity date, (iv) if the interest rate cap agreement then in effect is scheduled to mature prior to the first extended maturity date, the borrowers shall have obtained new or extended interest rate cap agreements extending the agreement through the first extended maturity date and (v) the borrowers shall have paid a 50 bps extension fee in respect of such extension.
The conditions to the extension of the first extended maturity date to February 2015 (the “second extended maturity date”) are (i) no default or event of default on the first extended maturity date, (ii) notice of the election of the extension, (iii) delivery of an officer's certificate reaffirming and restating the representations and warranties in the loan agreements as of the first extended maturity date, (iv) if the interest rate cap agreement then in effect is scheduled to mature prior to the second extended maturity date, the borrowers shall have obtained new or extended interest rate cap agreements extending the agreement through the second extended maturity date, and (v) the borrowers shall have paid a 50 bps extension fee in respect of such extension.
As part of the amended CMBS Loan Agreement, in order to extend the maturity of the CMBS Loans under the extension option, we are required to extend our interest rate cap agreement to cover the two years of extended maturity of the CMBS Loans, with a maximum aggregate purchase price for such extended interest rate cap of $5.0 million, which we funded in connection with the closing of the 2010 amendment to the CMBS Loan Agreement.

During 2010, we purchased $361.7 million of aggregate face value of CMBS Loans for $155.3 million, recognizing total pre-tax gains of $167.6 million, net of deferred finance charges. During 2011, we purchased $158.1 million of aggregate face value of CMBS Loans for $108.5 million, recognizing total pre-tax gains of $47.5 million, net of deferred finance charges. During 2012, we purchased $367.3 million of aggregate face value of CMBS Loans for $229.3 million, recognizing total pre-tax gains of $135.0 million, net of deferred finance charges.
Subsequent to December 31, 2012, we executed the first extension of the initial maturity date to February 2014 as discussed in Note 21, "Subsequent Events.”
We make monthly interest payments on our CMBS Financing.
PHW Las Vegas Senior Secured Loan
In February 2010, CEOC acquired 100% of the equity interests of PHW Las Vegas, which owns the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas assumed a $554.3 million, face value, senior secured loan, and a subsidiary of CEOC canceled certain debt issued by PHW Las Vegas' predecessor entities. The outstanding amount is secured by the assets of PHW Las Vegas and is non-recourse to other subsidiaries of the Company.
In connection with the transaction and the assumption of debt, PHW Las Vegas entered into the Amended and Restated Loan Agreement with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 (“Lender”). On October 26, 2011, we exercised the option to extend the PHW Las Vegas senior secured loan to 2013. The loan contains an additional extension option which, if exercised, would extend its maturity until April 2015. The conditions to extend the maturity date are (i) no default or event of default on the date that notice of the extension is given and on the first extended maturity date of December 9, 2013, (ii) notice of the election of the extension, (iii) the purchase of an interest rate cap (or provision of an acceptable alternative letter of credit or other support) with a strike price such that our Debt Service Coverage Ratio is at least 1.1:1.00 as of the first extended maturity date and (iv) the ratio of (a) the Adjusted Net Cash Flow (defined as gross income from operations less operating expenses less 3% of gross income from operations) for the trailing twelve calendar month period to (b) the outstanding principal balance of the loan as of the first extended maturity date is not less than 9%.
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

Octavius and Linq Projects
On April 25, 2011, the Company, together with certain indirect wholly-owned subsidiaries of CEOC (the “Borrowers”) entered into a credit agreement (the “Octavius/Linq Credit Agreement”) pursuant to which the Borrowers incurred financing to complete the Development. The Octavius/Linq Credit Agreement provides for a $450.0 million senior secured term facility (the “Term Facility”) with a six-year maturity, which is secured by all material assets of the Borrowers. The proceeds of the Term Facility were funded during the second quarter of 2011 and are included as restricted cash on the Company's balance sheet until drawn to pay for costs incurred in the Development. These funds are being used by the Borrowers to finance the Development and to pay fees and expenses incurred in connection with the Term Facility and the transactions related thereto.
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
In connection with the Development and the Term Facility, the Company contributed the existing Octavius Tower at Caesars Palace Las Vegas and related assets to one of the Borrowers, the book value of which was $312.0 million. In August 2011, the Company completed the contribution of the existing O’Shea's casino (adjacent to the Flamingo Las Vegas) and related real property and other assets comprising the components of Project Linq to one of the Borrowers, the book value of which was $319.2 million. In connection with Project Octavius, one of the Borrowers leases the Octavius Tower at Caesars Palace Las Vegas to a wholly-owned subsidiary of CEOC. Upon completion of Project Linq, one of the Borrowers will lease the gaming space in Project Linq to a wholly-owned subsidiary of CEOC. The total lease payments will be $50.0 million annually once the Development is open. As described above, CEOC has guaranteed certain of the obligations of the lessees under the Project Octavius and Project Linq leases.
Pursuant to the Octavius/Linq Credit Agreement, the Company is required to make cash contributions to the Borrowers from time to time to fund a total equity commitment to the Development of $76.0 million. In addition, from time to time, the Company may be required to make additional cash contributions to the Borrowers to fund certain portions of the Development upon the occurrence of certain conditions. In addition to potential contributions pursuant to the Completion Guaranty, the Company has guaranteed all payments of interest under the Term Facility until the commencement of operations of the Octavius Tower at Caesars Palace Las Vegas and Project Linq and guaranteed the performance of the Borrowers of the first lien leverage ratio maintenance covenant (the “Performance Guarantee”) by agreeing, upon certain conditions, to make cash equity contributions to the Borrowers from time to time pursuant to the terms of the Term Facility. The maximum liability of the Company under the performance guarantee is $50.0 million. Except in the circumstances described above, neither the Company nor CEOC has any material obligations under the Term Facility, and the Term Facility is non-recourse to the Company or CEOC.
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
The Linq/Octavius Term Facility bears interest at a rate equal to either the alternate base rate, plus an applicable margin or the greater of (i) the then-current LIBOR rate or (ii) 1.25%, in each case plus an applicable margin. At December 31, 2012, borrowings under the agreement bore interest at the minimum base rate of 1.25%, plus 800 basis points.
Bill's Credit Facility
In November 2012, the Company entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Bill's Credit Facility") to fund the renovation of Bill's Gamblin' Hall & Saloon into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovation will include a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Company will own the property and manage the casino, hotel, and food and beverage operations, and the dayclub/nightclub will be leased to a third party. The proceeds of the Bill's Credit Facility were funded during the fourth quarter and are included as restricted cash on the Company's balance sheet until drawn to pay for costs incurred in the renovation.

As part of the credit facility, the Company provided a completion guarantee to ensure prompt and complete performance to (i) complete construction and pay all project costs in accordance with the loan documents, (ii) provide the initial working capital specified in the project budget, and (iii) obtain all material permits and licenses necessary for the commencement of operations. The maximum liability of the Company under the completion guarantee is $20.0 million.
Other Financing Transactions
In February 2012, Chester Downs issued $330.0 million aggregate principal amount of 9.25% senior secured notes due 2020 through a private placement. Chester Downs used $232.4 million of the proceeds of the notes to repay the term loan due 2016 plus accrued interest and a prepayment penalty. The remaining proceeds were used to make a distribution to Chester Downs' managing member, Harrah's Chester Downs Investment Company, LLC, a wholly-owned subsidiary of CEOC, and for other general corporate purposes.
During the second quarter of 2012, a subsidiary of Caesars Entertainment purchased $5.9 million face value of CEOC debt for $3.2 million recognizing a pre-tax gain of $1.0 million, net of deferred finance charges.
In June 2012, a subsidiary of Caesars Entertainment issued a non-interest bearing convertible promissory note in the amount of $28.5 million. In November 2012, a subsidiary of Caesars Entertainment issued an additional non-interest bearing convertible promissory note in the amount of $19.2 million. See Note 10, “Stockholders' Equity, Non-controlling Interests and Loss Per Share," for more information.
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
All borrowings under the senior secured revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under our Credit Facilities without ratably securing the retained notes.
Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Specifically, the Credit Facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes $2,200.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted cash on hand. As of December 31, 2012, CEOC's senior secured leverage ratio was 4.44 to 1.0. We entered into an amendment to the Credit Facilities in February 2013. The closing of the transaction is subject to certain conditions, including required regulatory approvals. See Note 21, "Subsequent Events” for further discussion.

In addition, certain covenants contained in CEOC's Credit Facilities and indentures covering the Company's second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0 and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of December 31, 2012, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 6.15 to 1.0 and 12.11 to 1.0, respectively. For the year ended December 31, 2012, CEOC's earnings were insufficient to cover fixed charges by $407.2 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio and consolidated leverage ratio described in this paragraph are not maintenance covenants.
The indenture and other agreements governing our cash pay debt and PIK toggle debt limit CEOC’s (and most of its subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) engage in any business or own any material asset other than all of the equity interest of CEOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
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
The CMBS Financing also includes affirmative covenants that require the CMBS properties to, among other things, maintain the borrowers as "special-purpose entities", maintain certain reserve funds in respect of furniture, fixtures, and equipment, taxes, and insurance, and comply with other customary obligations for CMBS real estate financings. Amounts deposited into the specified reserve funds represent restricted cash.
In addition, the CMBS Financing obligates the CMBS properties to apply excess cash flow in certain specified manners, depending on the outstanding principal amount of various tranches of the CMBS loans and other factors. These obligations will limit the amount of excess cash flow from the CMBS properties that may be distributed to Caesars Entertainment. For example, the CMBS properties are required to use 100% of excess cash flow to make ongoing mandatory offers on a quarterly basis to purchase CMBS mezzanine loans at discounted prices from the holders thereof. To the extent such offers are accepted, such excess cash flow will need to be so utilized and will not be available for distribution to Caesars Entertainment. To the extent such offers are not accepted with respect to any fiscal quarter, the amount of excess cash flow that may be distributed to Caesars Entertainment is limited to 85% of excess cash flow with respect to such quarter. In addition, the CMBS Financing provides that once the aggregate principal amount of the CMBS mezzanine loans is less than or equal to $625.0 million, the mortgage loan will begin to amortize on a quarterly basis in an amount equal to the greater of 100% of excess cash flow for such quarter and $31.3 million. If the CMBS mortgage loan begins to amortize, the excess cash flow from the CMBS properties will need to be applied to such amortization and will not be available for distribution to Caesars Entertainment.

As a result of the restrictions from CEOC's borrowings, CMBS Financing and other arrangements, the amount of restricted net assets of our consolidated subsidiaries held at December 31, 2012 and 2011 was approximately $1.2 billion and $1.1 billion, respectively.

Note 9—Derivative Instruments

Derivative Instruments – Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2012, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of December 31, 2012 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of Dec. 31, 2012	Next Reset Date	Maturity Date
April 25, 2011	$250.0	1.351%	0.210%	January 25, 2013	January 25, 2015
April 25, 2011	250.0	1.347%	0.210%	January 25, 2013	January 25, 2015
April 25, 2011	250.0	1.350%	0.210%	January 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.068%	0.210%	January 25, 2013	January 25, 2015
April 25, 2011	1,000.0	3.150%	0.210%	January 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.750%	0.210%	January 25, 2013	January 25, 2015
April 25, 2011	1,000.0	3.264%	0.210%	January 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.814%	0.210%	January 25, 2013	January 25, 2015
The variable rate received on our interest rate swap agreements did not materially change as a result of the January 25, 2013 reset.
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
In December 2011, the Company amended the terms of two $1,000.0 million swap contracts with a corresponding change in the elected interest rate on $2,000.0 million of term loans. Effective January 25, 2012 through January 25, 2014, the variable rate received on the swaps changed from three-month to one-month LIBOR, and the fixed payment rate is reduced by 12 basis points. In connection with the amendment, the Company determined that it was not probable that previously forecasted transactions would occur on all interest rate swaps. Therefore, we removed the cash flow hedging designation for all of our interest rate swap agreements and were required to reclassify $183.2 million of deferred losses recorded in AOCL into interest expense. Prior to removing the cash flow hedging designation, we amortized $51.2 million of deferred losses frozen in AOCL to interest expense for the year ended December 31, 2011. Any future changes in fair value of the swap agreements will be recognized in interest expense during the period in which the changes in value occur.
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

Derivative Instruments – Interest Rate Cap Agreements
We have an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CMBS Financing. The CMBS interest rate cap agreement, which was effective in January 2008 and terminates February 13, 2013, is for a notional amount of $6,500.0 million at a LIBOR cap rate of 4.5%. See Note 21, "Subsequent Events,” for further discussion. In 2010, we removed the cash flow hedge designation freezing the amount of deferred losses recorded in AOCL associated with the interest rate cap. Subsequently, we began amortizing deferred losses frozen in AOCL into income over the original remaining term of the hedge forecasted transactions that are still probable of occurring. For the years ended December 31, 2012, 2011 and 2010 we recorded $20.9 million, $20.9 million and $19.2 million, respectively, as an increase to interest expense, and we will record an additional $2.6 million as an increase to interest expense and AOCL through the termination date, all related to deferred losses on the interest rate cap. At December 31, 2012, $4,650.2 million of the interest rate cap was designated a cash flow hedging instrument for accounting purposes. Any future changes in fair value of the portion of the interest rate cap not designated as a hedging instrument will be recognized in interest expense during the period in which the changes in value occur.
The hedging relationship between the CMBS Financing and the interest rate cap has remained effective subsequent to each debt extinguishment. In connection with the extinguishments, we reclassified deferred losses out of AOCL and into interest expense associated with the hedge for which the forecasted future transactions are no longer probable of occurring.
In 2010, as required under the PHW Las Vegas Amended and Restated Loan Agreement, we entered into an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement was for a notional amount of $554.3 million at a LIBOR cap rate of 5.0% and matured on December 9, 2011. To give proper consideration to the prepayment requirements of the PHW Las Vegas senior secured loan, we designated $525.0 million of the $554.3 million notional amount of the interest rate cap as a cash flow hedging instrument for accounting purposes. On May 1, 2011, we removed the cash flow hedging designation for the interest rate cap agreement. On December 9, 2011, we entered into a new interest rate cap agreement for a notional amount of $517.7 million at a LIBOR cap rate of 7.0% and matures on December 9, 2013. Any change in fair value is recognized in interest expense during the period in which the change in value occurs.
Derivative Instruments – Other
During the second quarter of 2012, the Company entered into a written put option (the “Option”) for certain preferred equity interests of an investee. The potential future aggregate cash payments of $19.0 million as of December 31, 2012 related to the Option may occur from time to time. Based on the structure of this security as a written put option, the obligation for these potential cash payments is not reflected in our Consolidated Balance Sheets. Additionally, the Option is recorded in our Consolidated Balance Sheets at its fair value, which was de minimis as of December 31, 2012.
Derivative Instruments – Impact on Financial Statements
The following table represents the fair values of derivative instruments in the Consolidated Balance Sheets as of December 31:

	Asset Derivatives				Liability Derivatives
	2012		2011		2012		2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate cap		$—		$—		$—		$—
Derivatives not designated as hedging instruments
Interest rate swaps		—		—	Deferred credits and other	(306.4)	Deferred credits and other	(336.1)
Interest rate cap		—		—		—		—
Total Derivatives		$—		$—		$(306.4)		$(336.1)

The following table represents the effect of derivative instruments in the Consolidated Statement of Comprehensive Loss for the years ended December 31, 2012, 2011, and 2010 for amounts transferred into or out of AOCL:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)			Location of (Gain) or Loss Reclassified from AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)			Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest Rate Contracts	$—	$64.3	$99.2	Interest Expense	$28.4	$265.7	$36.3	Interest Expense	$—	$(53.4)	$(76.6)

									Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments								Location of (Gain) or Loss Recognized in Net Loss	2012	2011	2010
Interest Rate Contracts								Interest Expense	$(29.6)	$(16.9)	$1.9

In addition to the impact on interest expense from amounts reclassified from AOCL, the difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid monthly. This cash settlement portion of the interest rate swap agreements increased interest expense for the years ended December 31, 2012, 2011, and 2010 by $169.6 million, $201.1 million and $265.8 million, respectively.
At December 31, 2012, our variable-rate debt, excluding $5,750.0 million of variable-rate debt hedged using interest rate swap agreements, represents 25% of our total debt, while our fixed-rate debt is 75% of our total debt.

Note 10—Stockholders' Equity, Non-controlling Interests and Loss Per Share
Stockholders' Equity
Common Stock
The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of common stock shall receive a pro rata distribution of any remaining assets after payment of or provision for liabilities and the liquidation preference on preferred stock, if any.
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

In February 2012, the Company received the Delivered Shares, placed them into its treasury, and offered 1.8 million newly issued shares of its common stock and an underwriters allotment of 271,697 shares, in a public offering, at $9.00 per share. The Company received net proceeds of $15.2 million on February 13, 2012, after taking into account expenses and underwriting commissions and giving effect to the exercise of the underwriters' overallotment option. As a result of the public offering, the Company's common stock trades on the NASDAQ under the symbol “CZR.” In connection with this public offering, the Company effected a 1.742-for-one split of its common stock and used the net proceeds from its public offering for general corporate purposes. None of the Sponsors or affiliates or employees of the Company participated in the public offering as selling stockholders.

In February 2012, the Shelf Registration was filed, and, upon its effectiveness, 50% of the Registered Shares became eligible for resale under the Shelf Registration. The remaining 50% of the Registered Shares became eligible for resale in August 2012.
In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of our common stock, up to a maximum aggregate offering price of $500.0 million. In April 2012, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, whereby the Company may issue and sell up to 10.0 million shares of the Company's common stock from time to time. As of December 31, 2012, the Company had sold 15,000 shares with an aggregate offering price of $216,000.
Non-controlling Interests
In March 2012, Rock Gaming and CIE, a majority-owned subsidiary of Caesars, entered into an agreement pursuant to which Rock Gaming purchased approximately 6,155 shares of CIE common stock for consideration of $30.4 million in cash and agreed to purchase additional shares of CIE common stock on or before July 2, 2012.
In June 2012, CIE and Rock Gaming modified the agreement such that CIE issued to Rock Gaming approximately 382 shares of CIE common stock and a non-interest bearing convertible promissory note for $28.5 million in exchange for consideration of $30.4 million in cash. The promissory note is convertible into approximately 5,773 shares of CIE common stock.
In November 2012, CIE issued to Rock Gaming an additional non-interest bearing convertible promissory note for $19.2 million in exchange for consideration of $19.2 million in cash. The additional promissory note is convertible into approximately 3,140 shares of CIE common stock. The ability to convert the promissory notes into shares is subject to the satisfaction of certain specified criteria and both promissory notes are classified as long-term debt in our Consolidated Balance Sheet at December 31, 2012.
Loss Per Share
Basic earnings/(loss) per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and income from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the years ended December 31, 2012, 2011 and 2010, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted (loss)/earnings per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.

The following table shows the weighted average number of shares that were excluded from the computation of diluted loss per share for the year ended December 31, 2012, 2011 and 2010, as they were anti-dilutive:

	Year Ended December 31,
(In millions)	2012	2011	2010
Stock options	6.1	5.9	7.2
Warrants	0.4	0.1	0.1
Restricted stock	*	—	—
Convertible preferred shares	—	—	24.4
	6.5	6.0	31.7
____________________
*Amount rounds to zero.

Note 11—Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss consists of the following:

	As of December 31,
(In millions)	2012	2011
Defined benefit plan adjustments, net of tax	$(77.5)	$(66.6)
Foreign currency translation, net of tax	12.7	(6.1)
Net unrealized losses on derivative instruments, net of tax	(8.7)	(26.8)
Net unrealized gains on investments, net of tax	2.6	3.1
	$(70.9)	$(96.4)

Note 12—Write-downs, Reserves, and Project Opening Costs, net of Recoveries
Write-downs, reserves, and project opening costs, net of recoveries include project opening costs and various pre-tax charges to record contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine items.
The components of write-downs, reserves, and project opening costs, net of recoveries are as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Write-downs and reserves, net of recoveries:
Divestitures and abandonments	$59.1	$10.1	$29.0
Remediation costs	21.1	11.0	42.7
Write-down of long-term note receivable	—	—	52.2
Efficiency projects	17.5	46.6	1.4
Litigation reserves, awards, and settlements	(0.2)	3.2	20.9
Gain on Thistledown contribution	(11.0)	—	—
Other	7.1	(1.8)	1.4
Total write-downs and reserves, net of recoveries	93.6	69.1	147.6
Project opening costs	12.6	4.7	2.1
Total write-downs, reserves, and project opening costs, net of recoveries	$106.2	$73.8	$149.7
Divestitures and abandonments include (gains)/losses on divested or abandoned assets and costs associated with various projects that are determined to no longer be viable. For 2012, divestitures and abandonments included a charge of $15.0 million related to an investment in a potential venture. For 2012 and 2011, divestitures and abandonments included charges of $28.8 million and $8.3 million, respectively, related to a previously halted development project in Biloxi, Mississippi. Divestitures and abandonments for 2010 primarily related to write-offs of specific assets associated with certain capital projects no longer expected to be completed in the Las Vegas and Atlantic City regions.
Remediation costs relate to projects at certain of our Las Vegas properties.
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
Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at streamlining corporate and operating functions to achieve cost savings and efficiencies, including Project Renewal, an initiative designed to reinvent certain aspects of the Company's functional and operating units to gain significant further cost reductions and streamline its operations.
Litigation reserves, awards, and settlements include costs incurred or reversed as a result of the Company’s involvement in various litigation matters, including contingent losses. During 2010, we recorded a $25.0 million charge related to the Hilton matter, which is more fully discussed in Note 15, "Litigation, Contractual Commitments and Contingent Liabilities."

As previously discussed in Note 3, "Acquisitions, Investments, Dispositions and Divestitures,“ the Company divested of Thistledown, recognizing an $11.0 million gain on the transaction.
Other includes demolition costs and other non-routine transactions.

Note 13—Income Taxes
The components of (loss)/income before income taxes and the related (benefit)/provision for U.S. and other income taxes were as follows:

(Loss)/Income before Income Taxes	Year Ended December 31,
(In millions)	2012	2011	2010
United States	$(2,341.9)	$(1,271.5)	$(1,329.3)
Outside of the U.S.	88.7	38.7	(12.6)
	$(2,253.2)	$(1,232.8)	$(1,341.9)

Income Tax (Benefit)/Provision	Year Ended December 31,
(In millions)	2012	2011	2010
United States
Current
Federal	$(72.0)	$(1.0)	$(215.1)
State	5.6	(16.4)	(7.7)
Deferred
Federal	(726.7)	(450.6)	(221.9)
State	(87.1)	(70.1)	(61.1)
Outside of the U.S.
Current	13.0	8.7	10.4
Deferred	(3.3)	(5.3)	2.9
	$(870.5)	$(534.7)	$(492.5)
Total income taxes were allocated as follows:

Income Tax (Benefit)/Provision	Year Ended December 31,
(In millions)	2012	2011	2010
Loss from continuing operations, before income taxes	$(870.5)	$(534.7)	$(492.5)
Discontinued operations	50.1	27.8	23.8
Accumulated other comprehensive income/(loss)	10.9	70.9	(10.5)
Retained earnings	—	6.0	—
Additional paid in capital	(2.1)	11.6	—
The tax provision of $70.9 million allocated to accumulated other comprehensive income/(loss) in 2011 was primarily comprised of $117.3 million related to the reclassification of losses on derivative instruments from accumulated other comprehensive loss to interest expense, offset by tax benefits of $28.4 million related to the change in fair market value of derivatives and $19.2 million related to foreign currency translation adjustments. The tax impact for the components of accumulated other comprehensive income/(loss) in 2012 and 2010 were immaterial both individually and in the aggregate.

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of income/(loss) from continuing operations before taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	4.4	9.2	5.8
Valuation allowance	(2.3)	(6.6)	(3.2)
Foreign income taxes	—	2.8	1.2
Goodwill	(1.4)	0.1	(2.2)
Stock based compensation	(0.2)	—	—
Officers’ life insurance/insurance proceeds	0.2	(0.3)	0.1
Acquisition and integration costs	(0.2)	—	—
Reserves for uncertain tax positions	3.1	(0.2)	(0.1)
Deferred tax liability adjustment	—	3.3	—
Other	—	0.1	0.1
Effective tax rate	38.6%	43.4%	36.7%

The major components of the deferred tax assets and liabilities in our Consolidated Balance Sheets as of December 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
Deferred tax assets
State net operating losses	$180.3	$155.9
Foreign net operating losses	37.8	35.4
Federal net operating loss	850.2	617.7
Compensation programs	120.6	112.0
Allowance for doubtful accounts	87.6	112.2
Self-insurance reserves	15.7	28.4
Accrued expenses	44.6	57.0
Federal tax credits	33.7	22.4
Federal indirect tax benefits of uncertain state tax positions	52.8	59.6
Outside basis difference in foreign subsidiaries	61.5	—
Other	20.6	57.2
Subtotal	1,505.4	1,257.8
Less: valuation allowance	330.0	210.7
Total deferred tax assets	1,175.4	1,047.1
Deferred tax liabilities
Depreciation and other property-related items	2,241.7	2,540.8
Deferred cancellation of debt income and other debt-related items	1,913.4	1,983.1
Management and other contracts	3.9	8.2
Intangibles	1,255.7	1,517.5
Prepaid expenses	28.3	28.1
Investments in non-consolidated affiliates	3.5	(3.0)
Total deferred tax liabilities	5,446.5	6,074.7
Net deferred tax liability	$4,271.1	$5,027.6

Deferred tax assets and liabilities presented in our Consolidated Balance Sheets as of December 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
Assets:
Deferred income taxes (current)	$114.9	$170.5
Liabilities:
Liabilities held for sale (non-current)	$51.9	$66.2
Deferred income taxes (non-current)	4,334.1	5,131.9
Net deferred tax liability	$4,271.1	$5,027.6
As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation ("ASC Topic 718"), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2012, and December 31, 2011 that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $0.2 million if and when such deferred tax assets are ultimately realized. The Company uses ASC Topic 740, Income Taxes ("ASC Topic 740"), ordering when determining when excess tax benefits have been realized.
As of December 31, 2012 and 2011, the Company had federal net operating loss (“NOL”) carryforwards of $2,418.2 million and $2,022.3 million, respectively. This NOL will begin to expire in 2029. The federal NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to application of ASC Topic 740, the federal NOL carryforwards reflected in the income tax returns, as filed, are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. In addition, the Company had federal general business tax credits carryforwards of $21.4 million which will begin to expire in 2029. As of December 31, 2012, no valuation allowance has been established for the Company’s federal NOL carryforwards or general business tax credits carryforwards deferred tax assets because the Company has sufficient future tax liabilities arising within the carryforward periods. However, the Company will continue to assess the need for an allowance in future periods.
NOL carryforwards for the Company’s subsidiaries for state income taxes were $5,976.8 million and $5,878.8 million as of December 31, 2012 and 2011, respectively. The state NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to application of ASC Topic 740, they are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $163.9 million on the deferred tax assets relating to these NOL carryforwards and other state deferred tax assets which will not more likely than not be realized. We anticipate that state NOLs in the amount of $12.8 million will expire in 2013. The remainder of the state NOLs will expire between 2014 and 2032.
NOL carryforwards of the Company’s foreign subsidiaries were $162.4 million and $139.8 million as of December 31, 2012 and 2011, respectively. The majority of these foreign NOLs have an indefinite carryforward period but are subject to a full valuation allowance as the Company believes these assets do not meet the “more likely than not” criteria for recognition under ASC Topic 740.
As of December 31, 2012 and 2011, the Company had foreign tax credit carryforwards of $12.3 million and $5.2 million, respectively. During 2012, the Company amended its 2006 federal tax return to deduct $12.4 million of the foreign tax credits which were projected to expire in 2015 and the Company amended its 2007 federal tax return to claim $6.4 million of foreign tax credits which were projected to expire in 2015. The remaining foreign tax credit carryforwards of $12.3 million is projected to expire unused in 2015 as the Company does not project to have sufficient future foreign source income in order to utilize these carryforwards. As such, the Company has provided a full valuation allowance against the foreign tax credit carryforward deferred tax asset.
We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is estimated to total $98.2 million at December 31, 2012. The additional deferred taxes, including foreign withholding taxes, that have not been provided is estimated at $31.4 million at December 31, 2012.
Included in the deferred tax assets is a deferred tax asset for the outside basis difference in the investments in foreign subsidiaries, which the Company believes is apparent will reverse in the foreseeable future. As the potential sale of this investment would generate a U.S. capital loss and the Company does not project generating any U.S. capital gains in the year of the sale or the related carryforward period, a full valuation allowance has been provided against this deferred tax asset.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(In millions)
Balance at January 1, 2010	$362.0
Additions based on tax positions related to the current year	8.8
Additions for tax positions of prior years	224.2
Reductions for tax positions for prior years	(26.5)
Settlements	—
Expiration of statutes	(1.1)
Balance at December 31, 2010	$567.4
Additions based on tax positions related to the current year	4.2
Additions for tax positions of prior years	2.0
Reductions for tax positions for prior years	(36.4)
Settlements	—
Expiration of statutes	(4.9)
Balance at December 31, 2011	$532.3
Additions based on tax positions related to the current year	9.5
Additions for tax positions of prior years	3.3
Reductions for tax positions for prior years	(203.7)
Settlements	(7.9)
Expiration of statutes	(0.1)
Balance at December 31, 2012	$333.4
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. The reduction for tax positions from prior years in 2012 and the settlements in 2012 primarily relate to the settlements of the 2008 IRS exam appeal and the 2009 IRS examination. The Company recognized tax benefits through the reduction of tax expense of approximately $70.4 million related to those IRS settlements.
We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We accrued approximately $19 million and $10 million during 2011 and 2010, respectively. We reduced our accrual by approximately $8.0 million during 2012 due primarily to the IRS exam settlements noted above. In total, we have accrued balances of approximately $73 million, $80 million, and $64 million for the payment of interest and penalties at December 31, 2012, 2011 and 2010, respectively. Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are approximately $219 million, $287 million, and $312 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the IRS and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months. We are also subject to exam by various state and foreign tax authorities. As of December 31, 2012, the tax years prior to 2010 are no longer subject to examination for U.S. tax purposes. As of December 31, 2012, the tax years prior to 2009 are no longer subject to examination for foreign and state income tax purposes as the statutes of limitations have lapsed. However, various subsidiaries could be examined by the New Jersey Division of Taxation for tax years beginning with 1999 due to our execution of New Jersey statute of limitation extensions.
The Company believes that it is reasonably possible that the unrecognized tax benefits will not increase or decrease significantly within the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.

Note 14—Fair Value Measurements
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
Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecast cash flows) inputs. See Note 1, "Summary of Significant Accounting Policies - Goodwill and Other Non-Amortizing Intangible Assets," for more information on the application of the use of fair value methodology to measure goodwill and other intangible assets.
Entities are permitted to choose to measure certain financial instruments and other items at fair value. We have not elected the fair value measurement option for any of our assets or liabilities that meet the criteria for this option.
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of the date shown:

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Investments	$155.2	$155.2	$—	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(306.4)	—	(306.4)	—

December 31, 2011
Assets:
Investments	$108.4	$106.9	$1.5	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(336.1)	—	(336.1)	—
____________________
* Amount rounds to zero
The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:
Investments
Investments consist of debt and equity securities with maturity dates greater than 90 days at the date of the security's acquisition. The majority of these securities are traded in active markets, have readily determined market values, and use Level 1 inputs. Securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. All of these investments are included in either prepayments and other current assets or deferred charges and other in our Consolidated Balance Sheets.

The fair values of investments in marketable securities at December 31, 2012 and 2011 are as follows:

(In millions)	2012	2011
Corporate bonds	$—	$1.5
Equity	2.8	2.4
Government bonds	111.4	102.5
Other liquid investments	41.0	2.0
Total Investments	$155.2	$108.4
Gross unrealized gains and losses on marketable securities as of December 31, 2012 and 2011 were not material.
Derivative instruments
The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in either deferred charges and other, or deferred credits and other, in our Consolidated Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 9, "Derivative Instruments," for more information.
Items Measured at Fair Value on a Non-recurring Basis
The following table shows the fair value of our assets that were required to be measured at fair value as of December 31, 2012 and the total impairment recorded on these assets during the year ended December 31, 2012:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Impairment
Intangible and tangible assets	$657.4	$—	$—	$657.4	$(622.3)
The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:
Intangible and tangible assets
Market and income approaches were used to value the intangible and tangible assets. Inputs included an expected range of market values, probabilities made by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate. See Note 1, "Summary of Significant Accounting Policies - Goodwill and Other Non-Amortizing Intangible Assets," for further discussion regarding the valuation of our intangible assets and see Note 1, "Summary of Significant Accounting Policies - Long-Lived Assets," for further discussion regarding the valuation of our tangible assets.
Items Disclosed at Fair Value
Long-Term Debt
The fair value of the Company’s debt has been calculated based on the borrowing rates available as of December 31, 2012, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of December 31, 2012, the Company’s outstanding debt had a fair value of $20,652.8 million and a carrying value of $21,412.1 million.

Note 15—Litigation, Contractual Commitments and Contingent Liabilities
Litigation
The Supreme Court of Nevada decided in early 2008 that food purchased for subsequent use in the provision of complimentary and/or employee meals is exempt from use tax. Previously, such purchases were subject to use tax and the Company has claimed, but not recognized into earnings, a use tax refund totaling $32.2 million, plus interest, as a result of the 2008 decision. In early 2009, the Nevada Department of Taxation ("Department”) audited our refund claim, but has taken the position that those same purchases are now subject to sales tax; therefore, they subsequently issued a sales tax assessment totaling $27.4 million plus interest after application of our refund on use tax.
On October 21, 2010, the administrative law judge (“ALJ”) issued a decision and ruled in our favor on a number of key issues, including that complimentary employee meals are not subject to sales tax. Although both the Company and the Nevada Department of Taxation filed an appeal of the decision with the Nevada Tax Commission (“Commission”), the case was returned to the ALJ for further factual development. The ALJ issued a second decision on March 8, 2012, reversing her previous, partially favorable ruling relating to the taxability of complimentary employee meals and affirmed the taxability of complimentary meals but limited the entire sales tax assessment to the amount of the Company's use tax refund claims resulting in no use tax refund awarded but no sales tax amounts due. The ALJ decision was affirmed in the Commission hearing on June 25, 2012 and the Commission's final decision was issued on July 31, 2012. We filed a petition for judicial review with the District Court on August 7, 2012. On March 1, 2013, the District Court judge ruled that employee meals are not subject to sales tax but affirmed the application of sales tax to complimentary patron meals. Additionally, the judge ordered a refund of the portion of our use tax refund claims filed prior to October 1, 2005 without any offsetting sales tax assessments relating to complimentary patron meals for those periods. We expect that the District Court decision will be appealed to the Nevada Supreme Court.
Subsequent to a written Commission decision issued in February 2012 for another gaming company, the Department has issued draft regulations requiring the collection of sales tax on the retail value of complimentary meals and the cost of employee meals. Although the Commission approved the regulation on June 25, 2012, there are several additional approvals required, including by the Legislative Commission, before the regulation is finalized. On June 6, 2012, the Department issued additional guidance regarding the payment of sales tax on complimentary and employee meals, maintaining that meals are taxable as of February 15, 2012 but that the payment of the tax is due, without penalty or interest, at the earlier of (a) one month after approval of the regulation by the Legislative Commission, (b) one month after a Nevada Supreme Court decision, (c) the effective date of any legislation or (d) June 30, 2013. The Department stated that it provided this additional guidance regarding the deferral of payment requirements because the Legislative Commission has not had the opportunity to approve the regulation and because there are several ongoing appeals that have not been heard by the Tax Commission and the Nevada Supreme Court.
As of December 31, 2012 we had accrued $16.4 million in sales tax accruals on complementary meals. Due to uncertainty regarding the ultimate outcome of our pending litigation and/or the final approval and form of the pending regulation, we continue to record sales tax reserves against loss on this matter.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
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

The table below gives the location and expiration date of the current management contracts for our three tribal casino properties as of December 31, 2012:

Casino	Location	Expiration of Management Agreement
Harrah’s Rincon	near San Diego, California	November 2014
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2014
Harrah’s Cherokee	Cherokee, North Carolina	November 2018

In addition to the guarantees discussed above, we had total aggregate non-cancelable purchase obligations of $806.7 million as of December 31, 2012.

Contingent Liabilities
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation ("Hilton") spun-off its gaming operations as Park Place Entertainment Corporation ("Park Place"). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the "Allocation Agreement") whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the "Hilton Plan") based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc., and the Company acquired Caesars Entertainment, Inc. in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia (the "Court") certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan's benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants' service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. Thereafter, the Court required the parties to attempt to agree on a remedies determination and further required the parties to submit briefs to the Court in support of their positions. On September 7, 2010, the Court issued an opinion resolving certain of Hilton's and the plaintiffs' issues regarding a remedies determination and requiring the parties to confer and take other actions in an effort to resolve the remaining issues. On July 28 and 29, 2011, the Court held a hearing to address the remaining remedy issues and on August 31, 2011, the Court issued a Memorandum Opinion and a final Order (the “Order”). In the Order, the Court ordered, among other things, Hilton to award back payments and commence increased benefits for all class members no later than January 1, 2012 or, in the case of any individual benefit or vesting disputes, within 30 days after the final dispute resolution by the Court. On September 28, 2011, Hilton filed a Motion for Reconsideration to ask the Court to reconsider certain aspects of the Order. On October 5, 2011, Hilton filed a Notice of Appeal to appeal all aspects of the Order and all other orders in the case to the United States Court of Appeals for the District of Columbia Circuit (the "Circuit Court") and on December 22, 2011, plaintiffs filed a cross-appeal. On November 28, 2011, Hilton filed a motion to stay the implementation of the backloading remedy pending the appeal and on January 19, 2012, the Court granted Hilton's motion contingent upon Hilton posting a bond of $75.8 million by no later than February 21, 2012. On December 14, 2012, the Circuit Court affirmed the decisions of the Court. At various times prior to the Court’s 2010 opinion, we were advised by counsel for the defendants that the plaintiffs estimated that the damages were in the range of $80 million to $280 million. Counsel for the defendants further advised that approximately $50 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.

The Company received a letter from Hilton dated October 7, 2009 notifying the Company for the first time of this lawsuit and alleging that the Company has potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, the Company believes its maximum potential exposure is approximately 30 percent to 33 percent of the amount ultimately awarded as damages. The Company is not a party to the proceedings between the plaintiffs and the defendants and has not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, the Company does not have access to information sufficient to enable the Company to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between our representative of the Company and a representative of the defendants, the Company believes it is probable that damages will be at least $80.0 million and, accordingly, the Company recorded a charge of $25.0 million in accordance with FASB Codification Subtopic 450, Contingencies, during the second quarter 2010 in relation to this matter. The Company has not changed its belief respecting the damages which may be awarded in this lawsuit as a result of the 2010 opinion of the Court, the Order, or the Circuit Court's rulings. The Company also continues to believe that it may have various defenses if a claim under the Allocation Agreement is asserted against the Company, including defenses as to the amount of damages. Because the Company has not had access to sufficient information regarding this matter, we cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.
Self-Insurance
We are self-insured for various levels of general liability, workers’ compensation, employee medical coverage, and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2012 and 2011, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of $202.0 million and $209.2 million, respectively.

Note 16—Leases
We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases, for accounting purposes. At December 31, 2012, the remaining lives of our operating leases ranged from one to 85 years, with various automatic extensions totaling up to 81 years.
Rental expense, net of income from subleases, is associated with operating leases for continuing operations and is charged to expense in the year incurred. Net rental expense is included within each line of the Statements of Operations dependent upon the nature or use of the assets under lease. Total net rental expense was as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Noncancelable
Minimum	$115.2	$102.1	$89.7
Contingent	2.3	2.4	3.7
Sublease	(0.9)	(0.9)	(1.6)
Other	77.9	74.6	69.3
	$194.5	$178.2	$161.1
Our future minimum rental commitments as of December 31, 2012 are as follows:

(In millions)	Noncancelable Operating Leases
2013	$71.2
2014	63.0
2015	60.7
2016	55.5
2017	54.0
Thereafter	1,320.3
Total minimum rental commitments	$1,624.7
In addition to these minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

Note 17—Supplemental Cash Flow Information
Significant Non-cash Transactions
Significant non-cash transactions in 2012 include non-cash goodwill and intangible asset impairments as discussed in Note 6, "Goodwill and Other Intangible Assets;" non-cash tangible asset impairments as discussed in Note 5, "Property and Equipment, Net;" foreign currency translation adjustments of $18.8 million; a contribution of $42.9 million of equity interests in Thistledown to ROC as discussed in Note 3, “Acquisitions, Investments, Dispositions and Divestitures;” $35.8 million of assets acquired through capital leases; $55.1 million of share-based compensation expense; $41.4 million of non-cash write-downs and reserves, net of recoveries; and a contribution of 1.8 million shares by the Participating Co-Investors, as discussed in Note 10, “Stockholders' Equity, Non-controlling Interests and Loss Per Share."
Significant non-cash transactions in 2011 include non-cash goodwill and intangible asset impairments as discussed in Note 6, "Goodwill and Other Intangible Assets," the change between the pre- and post-modification fair values related to the interest rate swap blend and extend transactions and the de-designation of certain interest rate swaps, both discussed in Note 9, "Derivative Instruments," the write off of specific assets as a result of the termination of a development stage project in Spain discussed in Note 12, “Write-downs, Reserves, and Project Opening Costs, net of Recoveries,” and a $10.7 million adjustment to the accrued jackpot liability, and the corresponding cumulative effect adjustment to Accumulated Deficit, resulting from the adoption of the provision of new accounting requirements, that went into effect on January 1, 2011.
Significant non-cash transactions in 2010 include the non-cash goodwill and intangible asset impairment as discussed in Note 6, "Goodwill and Other Intangible Assets," the first quarter 2010 conversion of preferred shares into common shares and the elimination of cumulative dividends on such preferred shares, the second quarter 2010 write-down of a long-term note receivable and a contingent liability charge discussed in Note 12, “Write-downs, Reserves, and Project Opening Costs, net of Recoveries,” and the fourth quarter 2010 exchange of debt for equity discussed in Note 8, “Debt."
In addition to the above, we record non-cash charges to interest expense as shown in the table in the Cash Paid for Interest section below.
Cash Paid for Interest and Taxes
The following table reconciles our interest expense, net of interest capitalized, per the Consolidated Statements of Comprehensive Loss, to cash paid for interest:

	Year Ended December 31,
(In millions)	2012	2011	2010
Interest expense, net of interest capitalized (a)	$2,101.3	$2,122.3	$1,981.6
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(14.1)	(12.5)	(12.8)
Amortization of deferred finance charges	(88.5)	(70.3)	(76.4)
Net amortization of discounts and premiums	(226.3)	(157.2)	(163.7)
Reclassification of accumulated other comprehensive loss	—	(183.2)	—
Amortization of other comprehensive income	(29.1)	(83.3)	(36.3)
Rollover of PIK interest to principal	(1.0)	(1.1)	(1.0)
Change in fair value of derivative instruments	29.6	70.3	74.7
Cash paid for interest	$1,771.9	$1,685.0	$1,766.1
Cash payments (refunds) of income taxes, net (b)	$16.5	$5.4	$(190.2)
____________________

(a)	Interest capitalized in 2012, 2011, and 2010 was $38.2 million, $22.8 million, and $1.4 million, respectively.

(b)	The 2010 net receipt includes $220.8 million of federal income tax refund received, offset by other federal, state, and foreign taxes paid during the year.

Note 18—Employee Benefit Plans
We have established a number of employee benefit programs for purposes of attracting, retaining, and motivating our employees. The following is a description of the basic components of these programs as of December 31, 2012.
 Share-based Compensation Plans
Our stock-based compensation expense consists primarily of time-based and performance-based options of Caesars Entertainment and one of its subsidiaries that have been granted to management, other personnel and key service providers. The Company has recognized compensation expense associated with its stock-based employee compensation programs as follows:

(In millions)	2012	2011	2010
Amounts included in:
Corporate expense	$29.1	$13.8	$9.4
Property, general, administrative, and other	26.0	8.0	8.6
Total stock-based compensation expense	$55.1	$21.8	$18.0
During the year ended December 31, 2012, the Company recorded $20.6 million of expense related to stock-based awards of one of its subsidiaries, of which $16.8 million related to liability-classified awards that are re-measured to fair value at each reporting date and $3.8 million related to equity-classified awards that are measured at their fair value at the date of grant.
In 2010, the Human Resources Committee of the Board of Directors of the Company adopted an amendment to the Company’s Management Equity Incentive Plan (the “Plan”) to revise the vesting hurdles for performance-based options under the Plan. The performance options vest if the return on investment in the Company of TPG, Apollo, and their respective affiliates and co-investors (the “Majority Stockholders”) achieves a specified return. Previously, 50.0% of the performance-based options vested upon a 2.0X return and 50.0% vested upon a 3.0X return. The triggers were revised to 1.5X and 2.5X, respectively. In addition, a pro-rata portion of the 2.5X options will vest if the Majority Stockholders achieve a return on their investment that is greater than 2.0X, but less than 2.5X. The pro-rata portion will increase on a straight line basis from zero to a participant’s total number of 2.5X options depending upon the level of returns that the Majority Stockholders realize between 2.0X and 2.5X.
In July 2011, the Human Resources Committee of the Board of Directors of the Company approved amendments to the Plan and to outstanding stock options which were granted pursuant to the Plan. Performance-based options will vest and become exercisable if the return on investment in the Company of the Majority Stockholders reaches at least 2.0X (rather than 2.5X, which applied prior to the amendments), and if the Majority Stockholders realize a return of less than 2.0X but equal to or greater than 1.75X, a pro-rata portion of such performance based options will vest based on straight line interpolation (collectively, the “Vesting Adjustment”). The exercise price of outstanding 1.5X performance-based options was reduced to $35 per share (pre-split per share exercise price). All outstanding 2.5X performance options were amended to reflect the Vesting Adjustment; however, the exercise price for the outstanding 2.5X, now 2.0X, performance options was not reduced to $35 per share (pre-split per share exercise price). Additionally, the exercise price for all outstanding time-based options was reduced to $35 per share (pre-split per share exercise price), with the reduced exercise price being phased in between a four- to six-year period, depending on grant date, as set forth in each individual award agreement. Prior to the phase in, any vested options may still be exercised at the original exercise price, subject to the terms of the Plan. As a result of these amendments, additional expense of $3.3 million and $3.2 million was recognized in 2012 and 2011, respectively.
In November 2011, an amendment was approved to increase the available number of shares of the Company’s common stock for which options may be granted to 4,927,024 shares (pre-split number of shares).

In February 2012, the Company declared a 1.742-for-one stock split in connection with its public offering, and the Board of Directors adopted the 2012 Performance Incentive Plan (the "2012 Incentive Plan"). Directors, employees, officers and consultants or advisors who render services to the Company or its subsidiaries may be selected to receive awards under the 2012 Incentive Plan. Our Board of Directors or a subcommittee thereof has the authority to administer the 2012 Incentive Plan. The 2012 Incentive Plan includes the following limits:

•	no more than 15,449,468 shares may be issued with respect to incentive stock options under the 2012 Incentive Plan;

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
As a result of adopting the 2012 Incentive Plan, options may no longer be granted under the Company's Management Equity Incentive Plan adopted February 27, 2008 (the "2008 Incentive Plan").
During the third quarter of 2012, the Company's stockholders approved (1) an amendment to the 2012 Incentive Plan to increase the maximum number of shares of the Company's common stock with respect to which stock options and stock appreciation rights may be granted during any calendar year to any individual under the 2012 Incentive Plan from 3,433,509 shares to 6,500,000 shares, and (2) a one-time stock option exchange program (the “Option Exchange”), to permit the Company to cancel certain stock options held by some of our employees, service providers and directors in exchange for new, replacement options to purchase an equal number of shares of our common stock (the “Replacement Options”).
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

•
With respect to the Eligible Options subject to vesting if funds affiliated with TPG and Apollo achieve a return on their investment that is equal to or greater than 1.5X, the Replacement Options granted in exchange for such options will vest on the date that the Company's 30-day trailing average closing common stock price equals or exceeds $35.00 per share.

•
With respect to the Eligible Options subject to vesting if funds affiliated with the Sponsors achieve a return on their investment that is equal to or greater than 2.0x, the Replacement Options granted in exchange for such options will vest on the date that the Company's 30-day trailing average closing common stock price equals or exceeds $57.41 per share.

•
Vesting of Loveman Performance-Based Option. With respect to the Eligible Option to purchase 290,334 shares of the Company's common stock granted on November 29, 2011 to Gary Loveman, the Company's Chairman of the Board, Chief Executive Officer and President, the vesting of which differs from the vesting of the other outstanding performance-based eligible options described above and is eligible to vest if funds affiliated with the Sponsors achieve a return on their investment that is equal to or greater than 1.0x (the “Loveman Performance-Based Option”), the Replacement Option granted in exchange for the Loveman Performance-Based Option will vest on the date that the Company's 30-day trailing average closing common stock price equals or exceeds $57.41 per share.

As a result of the Option Exchange, additional expense of $3.0 million was recognized in 2012. An additional $12.2 million will be recognized in future periods as the Replacement Options vest.
The following is a summary of share-based option activity, adjusted for the stock split, including options under the Plan and warrants to purchase common stock, for the years ended December 31, 2012 and 2011:

	Shares (1)	Weighted Average Exercise Price (1)	Fair Value (1) (2)	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2010	7,390,191	$46.35	$18.06
Granted	2,252,457	26.23	10.55
Exercised	—	—	—
Cancelled	(897,999)	42.67	16.67
Outstanding at December 31, 2011	8,744,649	38.15	16.48	7.3
Exercisable at December 31, 2011	1,780,770	43.69	19.53	5.4
Outstanding at December 31, 2011	8,744,649	38.15	16.48
Granted	8,173,944	8.44	3.50
Exercised	—	—	—
Cancelled	(8,440,445)	31.08	16.36
Outstanding at December 31, 2012	8,478,148	10.51	3.51	9.4
Vested and expected to vest at December 31, 2012	6,283,159	10.54	3.57	9.4
Exercisable at December 31, 2012	1,395,374	10.65	3.80	9.0
____________________

(1)	Adjusted for the February 2012 1.742-for-one stock split.

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

	2012	2011	2010
Expected volatility	55.8%	65.8%	71.4%
Expected dividend yield	—%	—%	—%
Expected term (in years)	4.9	4.8	6.6
Risk-free interest rate	0.9%	1.1%	2.4%
Weighted average fair value per share of options granted (1)	$3.50	$10.55	$15.41
____________________

(1)	Adjusted for the February 2012 1.742-for-one stock split.
As of December 31, 2012, there was $82.7 million of total unrecognized compensation cost related to stock option grants.  This cost is expected to be recognized over a remaining weighted-average period of 6.8 years.

Award of Restricted Common Stock
In December 2012, the Human Resources Committee of our Board of Directors granted an award of 50,000 shares of restricted common stock to an executive officer of the Company. The restricted common stock will vest 50% annually on each of the first and second anniversaries of the grant date. The 50,000 shares of restricted common stock were issued under the Company's 2012 Incentive Plan and are outstanding as of December 31, 2012.
Savings and Retirement Plans
We maintain a defined contribution savings and retirement plan, which, among other things, allows pre-tax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, subject to IRS rules and regulations. Prior to February 2009, the Company matched 50% of the first six percent of employees’ contributions. In February 2009, Caesars Entertainment announced the suspension of the employer match for all participating employees, where allowed by law or not in violation of an existing agreement. The Acquisition was a change in control under the savings and retirement plan, and, therefore, all unvested Company match as of the Acquisition became vested. Amounts contributed to the plan are invested, at the participant’s direction, in up to 19 separate funds. Participants become vested in the matching contribution over five years of credited service. Our contribution expense for this plan was $10.0 million, $38,000, and $0.1 million, respectively, for the years ended December 31, 2012, 2011, and 2010. A modified matching program with a $600 annual cap per participant was approved by the Human Resources Committee in November 2011 and was reinstated beginning in April 2012. Pro-rated matching for 2012 has a $450 cap per participant.
We maintain several supplemental executive retirement plans ("SERP") to provide additional retirement benefits to a select group of former executives. The total liability included in deferred credits and other for the SERP plans at December 31, 2012 and 2011 was $32.0 million and $20.7 million, respectively. In 2012, the Company recorded $13.0 million in expense to adjust its December 31, 2012 liabilities.
Deferred Compensation Plans
The Company has one active deferred compensation plan, the Executive Supplemental Savings Plan II (“ESSP II”); although, there are five other plans that contain deferred compensation assets: Harrah's Executive Deferred Compensation Plan (“EDCP”), the Harrah's Executive Supplemental Savings Plan (“ESSP”), Harrah's Deferred Compensation Plan (“HDCP”), the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and the Caesars World, Inc. Executive Security Plan. The deferred compensation plans are collectively referred to as “DCP.”
Amounts deposited into DCP are unsecured liabilities of the Company. The EDCP and HDCP earn interest at rates approved by the Human Resources Committee of the Board of Directors. The other plans, including the ESSP II, are variable investment plans, which allow employees to direct their investments by choosing from several investment alternatives. In connection with the 2005 acquisition of Caesars Entertainment, Inc., we assumed the outstanding liability for Caesars Entertainment, Inc.’s deferred compensation plan; however, the balance was frozen and former Caesars employees may no longer contribute to that plan. The total liability included in deferred credits and other for DCP at December 31, 2012 and 2011 was $82.8 million and $85.2 million, respectively. In connection with the administration of several of these plans, we have invested in mutual funds and purchased company-owned life insurance policies insuring the lives of certain directors, officers, and key employees.
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

The Company's participation in these plans for the annual period ended December 31, 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2012 and 2011 is for the plan years beginning January 1, 2012, and January 1, 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table below utilized extended amortization provisions to calculate zone status. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

		Pension Protection Act Zone Status			Contributions (Dollars in millions)
Pension Fund	EIN/Pension Plan Number	2012	2011	FIP/RP Status Pending/Implemented	2012	2011	2010	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$18.7	$16.3	$14.6	No	Various up to July 2013
Pension Plan of the UNITE HERE National Retirement Fund	13-6130178/001	Red	Red	Yes	13.8	12.8	12.3	No	December 2015
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	4.9	4.7	4.1	No	Various up to March 2016
Nevada Resort Association IATSE Local 720 Retirement Plan	51-0144767/001	Green	Green	No	0.7	1.0	0.8	No	contracts have expired and are currently being negotiated
Central Pension Fund of the IUOE & Participating Employers (1)	36-6052390/001	Green	Green	No	5.0	5.6	5.7	No	Various up to May 2015
Local 68 Engineers Union Pension Plan (2)	51-0176618/001	Green	Green	No	1.5	1.6	1.7	No	December 2015
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	0.4	0.4	0.3	No	December 2015
Southwest Carpenters Pension Trust	95-6042875/001	Green	Green	No	0.6	0.6	0.6	No	contracts have expired and are currently being negotiated
Other Funds					1.3	1.8	1.6
Total Contributions					$46.9	$44.8	$41.7
____________________

(1)	Plan years begin 2/1/12 and 2/1/11.

(2)	Plan years begin 7/1/12 and 7/1/11.

The Company was listed in its plans' Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5% of Total Contributions (as of December 31 of the Plan's Year End)
Pension Plan of the UNITE HERE National Retirement Fund	2011 and 2010
Southern Nevada Culinary and Bartenders Pension Plan	2011 and 2010
Local 68 Engineers Union Pension Plan	2011 and 2010
Nevada Resort Association IATSE Local 720 Retirement Plan	2011 and 2010
At the date these financial statements were issued, Forms 5500 were not available for the plan year ending in 2012.
Pension Commitments
With the acquisition of London Clubs in December 2006, we assumed a defined benefit plan, which provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. The most recent actuarial valuation of the plan showed a deficit of approximately $64.7 million, which is recognized as a liability in our Consolidated Balance Sheet at December 31, 2012.
As discussed within Note 15, "Litigation, Contractual Commitments and Contingent Liabilities,” with our acquisition of Caesars Entertainment, Inc., we assumed certain obligations related to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Worldwide, Inc. (formerly Hilton Hotels Corporation) and Caesars Entertainment, Inc. dated December 31, 1998, pursuant to which we shall retain or assume, as applicable, all liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company’s employees covered under the plan. Based on this ratio, our share of any benefit or obligation would be approximately 30% of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Worldwide, Inc. Hilton Worldwide, Inc. has informed the Company that, as of December 31, 2012, the plan benefit obligations exceeded the fair value of the plan assets by $103.6 million, of which $32.9 million is our share. We did not make contributions to the plan in 2012.

Note 19—Non-consolidated Affiliates
Our non-consolidated affiliates are accounted for under the equity method and, as of December 31, 2012, our investments in and advances to non-consolidated affiliates consists primarily of a venture in a hotel at our combination thoroughbred racetrack and casino in Bossier City, Louisiana, a restaurant located inside the Flamingo Hotel and Casino in Las Vegas, Nevada, Suffolk Downs, and our investment in Rock Ohio Caesars LLC ("ROC") in Ohio. We manage ROC's Horseshoe Cleveland casino for a fee under a management agreement that expires in May 2032.

Note 20—Related Party Transactions
In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to the Sponsors, which are included in corporate expense in our Consolidated Statements of Comprehensive Loss, for the years ended December 31, 2012, 2011, and 2010 were $30.0 million, $30.0 million, and $28.5 million, respectively. We also reimburse the Sponsors for expenses that they incur related to their management services. We may engage in transactions with companies owned or controlled by affiliates of our Sponsors in the normal course of business. We believe such transactions are conducted at fair value. In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.

Note 21—Subsequent Events
CEOC Financing Transactions
In January and February 2013, CEOC converted $267.8 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans, repaid $133.9 million principal amount of term loans of extending lenders, terminated $267.8 million principal amount of revolving commitments of extending lenders, and increased the amount of outstanding Term B-6 Loans by $133.9 million.
In February 2013, CEOC completed the offering of $1,500.0 million aggregate principal amount of 9% senior secured notes due 2020 (the "February 2013 notes"), the proceeds of which were placed into escrow. Upon release from escrow, we plan to use the net proceeds of the February 2013 notes offering to repay a portion of CEOC's existing term loans at par, with such repayment being applied: first, to all outstanding B-1, B-2, and B-3 term loans held by consenting lenders; second, to B-5 and B-6 term loans held by consenting lenders, in an amount up to 20% of the principal amount of the B-5 and B-6 term loans; and third, if any proceeds remain outstanding, to outstanding term loans as CEOC elects in its discretion, and to pay related fees and expenses. In connection with the February 2013 notes offering, CEOC received the requisite lenders’ consents and entered into a bank amendment to its Credit Facilities to, among other things: (i) use the net cash proceeds of February 2013 notes offering to repay a portion of CEOC’s existing term loans as described above; (ii) obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017, (iii) increase the accordion capacity under the Credit Facilities by an additional $650.0 million (which may be used, among other things, to establish extended revolving facility commitments under the Credit Facilities); (iv) modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the February 2013 notes; and (v) modify certain other provisions of the Credit Facilities. The effectiveness of this proposed bank amendment and related transactions are subject to regulatory approval and other conditions.
On February 20, 2013, the escrow conditions restricting our use of proceeds from the December 2012 issuance of the $750.0 million aggregate principal amount of 9% senior secured notes due 2020 were satisfied.
CMBS Financing Transactions
In February 2013, we exercised the option to extend the maturity of the CMBS Financing to 2014. The loan contains an additional extension option to extend its maturity from 2014 to 2015, subject to certain conditions. As part of the extension, we entered into a new interest rate cap agreement. The interest rate cap agreement, which is effective from February 13, 2013 and terminates February 13, 2015, is for a notional amount of $4,664.1 million at a LIBOR cap rate of 4.5%. Any future changes in fair value of the interest rate cap will be recognized in interest expense during the period in which the changes in value occur.

Note 22— Condensed Consolidating Financial Information of Guarantors and Issuers
CEOC is the issuer of certain registered debt securities, a portion of which is guaranteed by Caesars Entertainment ("Parent-Only Guaranteed Debt") and a portion of which is guaranteed by both Caesars Entertainment and certain wholly-owned subsidiaries of CEOC ("Parent and Subsidiary Guaranteed Debt") as further discussed in Note 8, "Debt." The table below presents the condensed consolidating financial information relevant to these two guarantee structures as of December 31, 2012, and December 31, 2011. The CEC (parent guarantor), subsidiary issuer, and subsidiary non-guarantors of parent-only guaranteed debt columns represent the information related to the Parent-Only Guaranteed Debt structure. The CEC (parent guarantor), subsidiary issuer, subsidiary guarantors of parent and subsidiary guaranteed debt, and subsidiary non-guarantors of parent and subsidiary guaranteed debt columns represent the information related to the Parent and Subsidiary Guaranteed Debt structure.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors; therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.
In 2009, one of our non-guarantor subsidiaries invested in debt instruments that were issued by our subsidiary issuer. These marketable securities are deemed to be available-for-sale securities and are to be reported in the non-guarantor's financial statements at fair value as of each reporting period, with unrealized gains and losses for each reporting period to be recorded as a component of stockholders' equity. The mark-to-market adjustments for these securities were not properly reflected in this footnote in our filings since the date the securities were acquired. At December 31, 2012, these marketable securities have been properly reflected in the condensed consolidating financial statements herein. This revision resulted in decreases in Investment in subsidiaries, Intercompany receivables, Deferred income tax liabilities, and Total Caesars stockholders' equity/(deficit) in the Non-Guarantor column and corresponding increases in the Consolidating/ Eliminating Adjustments column, of this footnote. The mark-to-market accounting for these securities and the error, which the Company has determined is not material to this disclosure, are eliminated upon consolidation and, therefore, have no impact on the Company's consolidated financial condition, results of operations, or cash flows.

In 2009, on a consolidated basis, we recognized cancellation of indebtedness ("COD") related to our non-guarantor subsidiary investment in debt instruments that were issued by our subsidiary issuer.  In connection with this COD income, we reversed a deferred tax liability at our subsidiary issuer. We have determined that on a subsidiary issuer “stand-alone” basis, a COD recognition event did not occur and the deferred tax liability should not have been reversed.  At December 31, 2012, this deferred tax liability was restored to the subsidiary issuer resulting in an increase to Deferred income tax liabilities, and a decrease to Total Caesars stockholder's equity/(deficit) in the Subsidiary Issuer column with offsetting changes in the Consolidating/Eliminating Adjustments column, of this footnote. The deferred tax restoration, which the Company has determined is not material to this disclosure, is eliminated in consolidation and, therefore, has no impact on the Company's consolidated financial condition, results of operations, or cash flows.

CAESARS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$7.4	$911.9	$353.8	$484.4	$838.2	$—	$1,757.5
Restricted cash	—	—	—	833.6	833.6	—	833.6
Receivables, less allowance for doubtful accounts	0.1	19.5	348.0	212.9	560.9	—	580.5
Deferred income taxes	—	17.4	75.7	21.8	97.5	—	114.9
Prepayments and other current assets	5.0	8.3	66.8	69.9	136.7	—	150.0
Inventories	—	0.3	31.7	20.0	51.7	—	52.0
Intercompany receivables	29.6	295.5	136.8	97.2	234.0	(559.1)	—
Assets held for sale	—	—	—	5.1	5.1	—	5.1
Total current assets	42.1	1,252.9	1,012.8	1,744.9	2,757.7	(559.1)	3,493.6
Property and equipment, net of accumulated depreciation	—	189.9	8,534.6	6,977.2	15,511.8	—	15,701.7
Goodwill	—	—	1,331.0	1,829.3	3,160.3	—	3,160.3
Intangible assets other than goodwill	—	4.2	3,183.0	798.5	3,981.5	—	3,985.7
Investments in subsidiaries	—	11,669.6	920.3	790.7	1,711.0	(13,380.6)	—
Investments in and advances to non-consolidated affiliates	—	—	3.0	97.4	100.4	—	100.4
Restricted cash	—	—	—	364.6	364.6	—	364.6
Deferred charges and other	7.5	298.4	184.8	236.6	421.4	(6.7)	720.6
Intercompany receivables	563.1	1,089.6	585.9	153.8	739.7	(2,392.4)	—
Assets held for sale	—	—	—	471.2	471.2	—	471.2
	$612.7	$14,504.6	$15,755.4	$13,464.2	$29,219.6	$(16,338.8)	$27,998.1

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$3.9	$75.9	$156.5	$139.9	$296.4	$—	$376.2
Interest payable	—	176.0	0.4	57.3	57.7	—	233.7
Accrued expenses	3.7	164.7	434.7	491.6	926.3	—	1,094.7
Current portion of long-term debt	—	126.2	10.7	743.0	753.7	—	879.9
Intercompany payables	15.9	88.1	284.8	170.3	455.1	(559.1)	—
Liabilities held for sale	—	—	—	3.8	3.8	—	3.8
Total current liabilities	23.5	630.9	887.1	1,605.9	2,493.0	(559.1)	2,588.3
Long-term debt	—	15,257.0	64.8	6,122.9	6,187.7	(912.5)	20,532.2
Accumulated losses of subsidiaries in excess of investment	925.4	—	—	—	—	(925.4)	—
Deferred credits and other	4.1	535.0	160.2	123.7	283.9	—	823.0
Deferred income taxes	—	422.6	2,188.9	1,714.7	3,903.6	7.9	4,334.1
Intercompany payables	55.0	614.5	871.7	851.2	1,722.9	(2,392.4)	—
Liabilities held for sale	—	—	—	52.1	52.1	—	52.1
	1,008.0	17,460.0	4,172.7	10,470.5	14,643.2	(4,781.5)	28,329.7
Total Caesars stockholders’ (deficit)/equity	(395.3)	(2,955.4)	11,582.7	2,913.6	14,496.3	(11,557.3)	(411.7)
Non-controlling interests	—	—	—	80.1	80.1	—	80.1
Total (deficit)/equity	(395.3)	(2,955.4)	11,582.7	2,993.7	14,576.4	(11,557.3)	(331.6)
	$612.7	$14,504.6	$15,755.4	$13,464.2	$29,219.6	$(16,338.8)	$27,998.1

CAESARS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$3.9	$16.6	$372.5	$498.2	$870.7	$—	$891.2
Restricted cash	—	—	—	66.6	66.6	—	66.6
Receivables, less allowance for doubtful accounts	—	38.0	314.7	135.7	450.4	—	488.4
Deferred income taxes	—	37.9	117.7	14.9	132.6	—	170.5
Prepayments and other current assets	—	8.4	76.2	75.8	152.0	—	160.4
Inventories	—	0.4	27.9	16.3	44.2	—	44.6
Intercompany receivables	15.7	237.7	135.6	108.7	244.3	(497.7)	—
Assets held for sale	—	—	11.6	3.9	15.5	—	15.5
Total current assets	19.6	339.0	1,056.2	920.1	1,976.3	(497.7)	1,837.2
Property and equipment, net of accumulated depreciation	—	205.6	9,499.8	6,780.2	16,280.0	—	16,485.6
Goodwill	—	—	1,526.2	1,834.2	3,360.4	—	3,360.4
Intangible assets other than goodwill	—	4.9	3,524.2	834.1	4,358.3	—	4,363.2
Investments in subsidiaries	535.8	13,568.0	886.8	882.9	1,769.7	(15,873.5)	—
Investments in and advances to non-consolidated affiliates	—	—	4.2	90.0	94.2	—	94.2
Restricted cash	—	—	—	451.1	451.1	—	451.1
Deferred charges and other	5.0	324.9	182.9	233.4	416.3	—	746.2
Intercompany receivables	469.0	1,102.8	586.0	98.7	684.7	(2,256.5)	—
Assets held for sale	—	—	593.4	584.3	1,177.7	—	1,177.7
	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$30,568.7	$(18,627.7)	$28,515.6

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$0.2	$99.3	$102.2	$88.4	$190.6	$—	$290.1
Interest payable	—	174.0	0.8	16.6	17.4	—	191.4
Accrued expenses	7.5	136.3	463.4	460.2	923.6	—	1,067.4
Current portion of long-term debt	—	20.2	7.0	13.2	20.2	—	40.4
Intercompany payables	15.0	67.9	264.8	150.0	414.8	(497.7)	—
Liabilities held for sale	—	—	10.1	3.4	13.5	—	13.5
Total current liabilities	22.7	497.7	848.3	731.8	1,580.1	(497.7)	1,602.8
Long-term debt	—	14,446.3	69.8	6,100.7	6,170.5	(857.3)	19,759.5
Deferred credits and other	—	612.5	166.0	123.2	289.2	—	901.7
Deferred income taxes	—	647.7	2,558.8	1,925.4	4,484.2	—	5,131.9
Intercompany payables	—	420.2	871.7	964.6	1,836.3	(2,256.5)	—
Liabilities held for sale	—	—	—	66.3	66.3	—	66.3
	22.7	16,624.4	4,514.6	9,912.0	14,426.6	(3,611.5)	27,462.2
Total Caesars stockholders’ equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,750.3	16,095.4	(15,016.2)	1,006.7
Non-controlling interests	—	—	—	46.7	46.7	—	46.7
Total equity/(deficit)	1,006.7	(1,079.2)	13,345.1	2,797.0	16,142.1	(15,016.2)	1,053.4
	$1,029.4	$15,545.2	$17,859.7	$12,709.0	$30,568.7	$(18,627.7)	$28,515.6

CAESARS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$53.9	$3,875.5	$2,317.5	$6,193.0	$—	$6,246.9
Food and beverage	—	12.5	812.8	684.8	1,497.6	—	1,510.1
Rooms	—	17.8	626.3	561.4	1,187.7	—	1,205.5
Management fees	—	3.9	56.2	11.6	67.8	(24.4)	47.3
Other	—	54.0	375.5	580.3	955.8	(180.4)	829.4
Less: casino promotional allowances	—	(19.0)	(744.3)	(489.2)	(1,233.5)	—	(1,252.5)
Net revenues	—	123.1	5,002.0	3,666.4	8,668.4	(204.8)	8,586.7
Operating expenses
Direct
Casino	—	37.7	2,204.8	1,313.5	3,518.3	—	3,556.0
Food and beverage	—	5.9	330.9	323.3	654.2	—	660.1
Rooms	—	1.7	140.4	155.5	295.9	—	297.6
Property, general, administrative, and other	—	23.5	1,165.8	1,073.2	2,239.0	(158.7)	2,103.8
Depreciation and amortization	—	6.7	445.4	263.4	708.8	—	715.5
Write-downs, reserves, and project opening costs, net of recoveries	15.0	12.1	57.1	22.0	79.1	—	106.2
Intangible and tangible asset impairment charges	—	—	1,064.7	3.0	1,067.7	—	1,067.7
Loss on interests in non-consolidated affiliates	—	—	0.5	17.0	17.5	—	17.5
Loss/(income) on interests in subsidiaries	1,464.3	460.8	(6.6)	—	(6.6)	(1,918.5)	—
Corporate expense	28.2	126.1	32.0	54.9	86.9	(46.2)	195.0
Acquisition and integration costs	—	4.8	—	1.3	1.3	—	6.1
Amortization of intangible assets	—	0.7	102.3	71.6	173.9	—	174.6
Total operating expenses	1,507.5	680.0	5,537.3	3,298.7	8,836.0	(2,123.4)	8,900.1
(Loss)/income from operations	(1,507.5)	(556.9)	(535.3)	367.7	(167.6)	1,918.6	(313.4)
Interest expense, net of interest capitalized	(1.0)	(1,934.2)	(55.5)	(337.6)	(393.1)	227.0	(2,101.3)
Gains on early extinguishments of debt	—	—	—	136.0	136.0	—	136.0
Other income, including interest income	18.3	79.2	21.2	159.0	180.2	(252.2)	25.5
(Loss)/income from continuing operations before income taxes	(1,490.2)	(2,411.9)	(569.6)	325.1	(244.5)	1,893.4	(2,253.2)
Benefit/(provision) for income taxes	9.1	732.0	174.4	(88.5)	85.9	43.5	870.5
(Loss)/income from continuing operations, net of income taxes	(1,481.1)	(1,679.9)	(395.2)	236.6	(158.6)	1,936.9	(1,382.7)
Discontinued operations
Income/(loss) from discontinued operations	—	—	62.1	(121.5)	(59.4)	—	(59.4)
(Provision)/benefit for income taxes	—	—	(29.1)	13.7	(15.4)	(34.7)	(50.1)
Income/(loss) from discontinued operations, net of income taxes	—	—	33.0	(107.8)	(74.8)	(34.7)	(109.5)
Net (loss)/income	(1,481.1)	(1,679.9)	(362.2)	128.8	(233.4)	1,902.2	(1,492.2)
Less: net income attributable to non-controlling interests	—	—	—	(5.3)	(5.3)	—	(5.3)
Net (loss)/income attributable to Caesars	(1,481.1)	(1,679.9)	(362.2)	123.5	(238.7)	1,902.2	(1,497.5)
Other comprehensive income/(loss), net of income taxes:
Total other comprehensive (loss)/income, net of income taxes	—	(25.0)	—	(45.0)	(45.0)	96.6	26.6
Less: foreign currency translation adjustments attributable to non-controlling interests, net of income taxes	—	—	—	(1.1)	(1.1)	—	(1.1)
Comprehensive (loss)/income attributable to Caesars	$(1,481.1)	$(1,704.9)	$(362.2)	$77.4	$(284.8)	$1,998.8	$(1,472.0)

CAESARS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2011
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$62.6	$3,952.2	$2,379.7	$6,331.9	$—	$6,394.5
Food and beverage	—	14.2	820.7	673.5	1,494.2	—	1,508.4
Rooms	—	16.7	605.8	570.6	1,176.4	—	1,193.1
Management fees	—	—	66.1	3.0	69.1	(33.3)	35.8
Other	—	46.5	380.0	393.1	773.1	(145.5)	674.1
Less: casino promotional allowances	—	(19.0)	(725.6)	(488.0)	(1,213.6)	—	(1,232.6)
Net revenues	—	121.0	5,099.2	3,531.9	8,631.1	(178.8)	8,573.3
Operating expenses
Direct
Casino	—	40.9	2,243.8	1,333.4	3,577.2	—	3,618.1
Food and beverage	—	6.7	337.8	314.9	652.7	—	659.4
Rooms	—	2.0	133.3	150.9	284.2	—	286.2
Property, general, administrative, and other	—	54.2	1,235.7	937.5	2,173.2	(140.5)	2,086.9
Depreciation and amortization	—	6.8	427.5	243.8	671.3	—	678.1
Write-downs, reserves, and project opening costs, net of recoveries	—	46.6	24.6	2.6	27.2	—	73.8
Intangible and tangible asset impairment charges	—	—	11.0	21.8	32.8	—	32.8
Loss on interests in non-consolidated affiliates	—	—	1.8	6.1	7.9	—	7.9
Loss/(income) on interests in subsidiaries	693.4	(421.9)	(44.7)	—	(44.7)	(226.8)	—
Corporate expense	22.7	98.4	22.3	47.7	70.0	(38.3)	152.8
Acquisition and integration costs	0.1	1.0	1.1	2.1	3.2	—	4.3
Amortization of intangible assets	—	0.7	93.6	62.4	156.0	—	156.7
Total operating expenses	716.2	(164.6)	4,487.8	3,123.2	7,611.0	(405.6)	7,757.0
(Loss)/income from operations	(716.2)	285.6	611.4	408.7	1,020.1	226.8	816.3
Interest expense, net of interest capitalized	—	(1,953.3)	(50.2)	(328.6)	(378.8)	209.8	(2,122.3)
Gains on early extinguishments of debt	—	—	—	47.9	47.9	—	47.9
Other income, including interest income	25.5	70.7	17.6	134.2	151.8	(222.7)	25.3
(Loss)/income from continuing operations before income taxes	(690.7)	(1,597.0)	578.8	262.2	841.0	213.9	(1,232.8)
Benefit/(provision) for income taxes	3.1	776.8	(215.3)	(46.0)	(261.3)	16.1	534.7
(Loss)/income from continuing operations, net of income taxes	(687.6)	(820.2)	363.5	216.2	579.7	230.0	(698.1)
Discontinued operations
Income/(loss) from discontinued operations	—	—	75.3	(16.1)	59.2	—	59.2
(Provision)/benefit for income taxes	—	—	(13.4)	1.7	(11.7)	(16.1)	(27.8)
Income/(loss) from discontinued operations, net of income taxes	—	—	61.9	(14.4)	47.5	(16.1)	31.4
Net (loss)/income	(687.6)	(820.2)	425.4	201.8	627.2	213.9	(666.7)
Less: net income attributable to non-controlling interests	—	—	—	(20.9)	(20.9)	—	(20.9)
Net (loss)/income attributable to Caesars	(687.6)	(820.2)	425.4	180.9	606.3	213.9	(687.6)
Other comprehensive income/(loss), net of income taxes:
Total other comprehensive income/(loss), net of income taxes	—	112.9	—	(39.2)	(39.2)	—	73.7
Less: foreign currency translation adjustments attributable to non-controlling interests, net of income taxes	—	—	—	(1.3)	(1.3)	—	(1.3)
Comprehensive (loss)/income attributable to Caesars	$(687.6)	$(707.3)	$425.4	$140.4	$565.8	$213.9	$(615.2)

CAESARS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2010
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$67.9	$4,241.5	$2,362.4	$6,603.9	$—	$6,671.8
Food and beverage	—	18.6	823.6	639.9	1,463.5	—	1,482.1
Rooms	—	17.8	577.0	522.9	1,099.9	—	1,117.7
Management fees	—	2.6	61.1	1.5	62.6	(26.1)	39.1
Other	—	47.2	354.6	332.9	687.5	(165.9)	568.8
Less: casino promotional allowances	—	(23.6)	(807.8)	(494.9)	(1,302.7)	—	(1,326.3)
Net revenues	—	130.5	5,250.0	3,364.7	8,614.7	(192.0)	8,553.2
Operating expenses
Direct
Casino	—	45.3	2,402.5	1,369.9	3,772.4	—	3,817.7
Food and beverage	—	7.8	317.3	289.2	606.5	—	614.3
Rooms	—	2.1	120.7	135.7	256.4	—	258.5
Property, general, administrative, and other	—	52.7	1,261.6	856.2	2,117.8	(140.8)	2,029.7
Depreciation and amortization	—	7.3	452.5	239.6	692.1	—	699.4
Write-downs, reserves, and project opening costs, net of recoveries	—	27.9	90.8	31.0	121.8	—	149.7
Intangible and tangible asset impairment charges	—	—	178.0	6.0	184.0	—	184.0
Loss/(income) on interests in non-consolidated affiliates	—	—	2.1	(0.6)	1.5	—	1.5
Loss/(income) on interests in subsidiaries	816.5	(295.8)	(33.0)	—	(33.0)	(487.7)	—
Corporate expense	23.3	85.6	21.6	61.6	83.2	(51.2)	140.9
Acquisition and integration costs	0.8	1.9	4.4	6.5	10.9	—	13.6
Amortization of intangible assets	—	0.7	97.9	62.2	160.1	—	160.8
Total operating expenses	840.6	(64.5)	4,916.4	3,057.3	7,973.7	(679.7)	8,070.1
(Loss)income from operations	(840.6)	195.0	333.6	307.4	641.0	487.7	483.1
Interest expense, net of interest capitalized	(3.1)	(1,712.2)	(96.5)	(392.6)	(489.1)	222.8	(1,981.6)
(Losses)/gains on early extinguishments of debt	—	(4.7)	—	120.3	120.3	—	115.6
Other income, including interest income	4.5	93.3	59.8	106.2	166.0	(222.8)	41.0
(Loss)/income from continuing operations before income taxes	(839.2)	(1,428.6)	296.9	141.3	438.2	487.7	(1,341.9)
Benefit/(provision) for income taxes	8.1	642.2	(119.7)	(52.2)	(171.9)	14.1	492.5
(Loss)/income from continuing operations, net of income taxes	(831.1)	(786.4)	177.2	89.1	266.3	501.8	(849.4)
Discontinued operations
Income/(loss) from discontinued operations	—	—	65.6	(15.7)	49.9	—	49.9
(Provision)/benefit for income taxes	—	—	(11.8)	2.1	(9.7)	(14.1)	(23.8)
Income/(loss) from discontinued operations, net of income taxes	—	—	53.8	(13.6)	40.2	(14.1)	26.1
Net (loss)/income	(831.1)	(786.4)	231.0	75.5	306.5	487.7	(823.3)
Less: net income attributable to non-controlling interests	—	—	—	(7.8)	(7.8)	—	(7.8)
Net (loss)/income attributable to Caesars	(831.1)	(786.4)	231.0	67.7	298.7	487.7	(831.1)
Other comprehensive income/(loss), net of income taxes:
Total other comprehensive (loss)/income, net of income taxes	—	(77.4)	—	38.4	38.4	—	(39.0)
Less: foreign currency translation adjustments attributable to non-controlling interests, net of income taxes	—	—	—	4.2	4.2	—	4.2
Comprehensive (loss)/income attributable to Caesars	$(831.1)	$(863.8)	$231.0	$110.3	$341.3	$487.7	$(865.9)

CAESARS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows from operating activities	$258.6	$94.6	$(505.1)	$141.2	$(363.9)	$37.2	$26.5
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(9.6)	(205.3)	(292.8)	(498.1)	—	(507.7)
Change in restricted cash	—	—	—	(680.5)	(680.5)	—	(680.5)
Return of investment in subsidiary	—	—	92.5	—	92.5	(92.5)	—
Payments to acquire businesses, net of transaction costs and cash acquired	—	—	—	(37.9)	(37.9)	—	(37.9)
Investments in non-consolidated affiliates and other	—	—	—	(28.1)	(28.1)	—	(28.1)
Purchase of additional interests in subsidiaries	(232.5)	(28.1)	—	—	—	260.6	—
Proceeds from the sale of a subsidiary	—	—	—	42.4	42.4	—	42.4
Purchases of investment securities	—	—	—	(39.2)	(39.2)	—	(39.2)
Proceeds from the sale and maturity of investment securities	—	—	—	31.6	31.6	—	31.6
Other	(0.8)	—	(6.8)	2.1	(4.7)	—	(5.5)
Cash flows used in investing activities	(233.3)	(37.7)	(119.6)	(1,002.4)	(1,122.0)	168.1	(1,224.9)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	432.2	—	3,277.2	3,277.2	—	3,709.4
Assumption of debt issued by non-guarantors	—	1,981.3	—	(1,981.3)	(1,981.3)	—	—
Debt issuance costs and fees	—	(38.9)	—	(11.7)	(11.7)	—	(50.6)
Borrowings under lending agreements	—	453.0	—	—	—	—	453.0
Repayments under lending agreements	—	(608.0)	—	—	—	—	(608.0)
Cash paid for early extinguishments of debt	—	(1,574.3)	—	(462.3)	(462.3)	—	(2,036.6)
Scheduled debt retirements	—	(14.4)	(1.4)	—	(1.4)	—	(15.8)
Purchase of additional interests in subsidiary	—	—	(9.6)	—	(9.6)	—	(9.6)
Proceeds from sale of additional interest in a subsidiary	—	—	—	32.2	32.2	—	32.2
Issuance of common stock, net of fees	17.4	—	—	—	—	—	17.4
Other	—	—	(10.8)	(8.0)	(18.8)	—	(18.8)
Transfer (to)/from affiliates	(39.2)	207.5	—	2.3	2.3	(170.6)	—
Cash flows provided by financing activities	(21.8)	838.4	(21.8)	848.4	826.6	(170.6)	1,472.6
Cash flows from discontinued operations
Cash flows from operating activities	—	—	17.5	0.3	17.8	(34.7)	(16.9)
Cash flows from investing activities	—	—	600.3	—	600.3	—	600.3
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	617.8	0.3	618.1	(34.7)	583.4
Net increase/(decrease) in cash and cash equivalents	3.5	895.3	(28.7)	(12.5)	(41.2)	—	857.6
Change in cash classified as assets held for sale	—	—	10.0	(1.3)	8.7	—	8.7
Cash and cash equivalents, beginning of period	3.9	16.6	372.5	498.2	870.7	—	891.2
Cash and cash equivalents, end of period	$7.4	$911.9	$353.8	$484.4	$838.2	$—	$1,757.5

CAESARS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows from operating activities	$182.9	$(507.6)	$72.7	$296.2	$368.9	$16.1	$60.3
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(12.3)	(108.1)	(152.1)	(260.2)	—	(272.5)
Change in restricted cash	—	—	—	(517.7)	(517.7)	—	(517.7)
Purchase of additional interest in subsidiary	—	—	—	(75.4)	(75.4)	—	(75.4)
Payments to acquire certain gaming rights	—	—	—	(22.7)	(22.7)	—	(22.7)
Payments to acquire businesses, net of transaction costs and cash acquired	(123.5)	(136.7)	(49.1)	(19.0)	(68.1)	309.3	(19.0)
(Investments in)/advances to non-consolidated affiliates and other	—	—	—	(76.0)	(76.0)	—	(76.0)
Purchases of investment securities	—	—	—	(35.7)	(35.7)	—	(35.7)
Proceeds from the sale and maturity of investment securities	—	—	—	22.6	22.6	—	22.6
Other	—	—	(3.8)	(6.1)	(9.9)	—	(9.9)
Cash flows used in investing activities	(123.5)	(149.0)	(161.0)	(882.1)	(1,043.1)	309.3	(1,006.3)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	418.3	—	445.5	445.5	—	863.8
Debt issuance costs and fees	—	(3.2)	—	(14.9)	(14.9)	—	(18.1)
Borrowings under lending agreements	—	358.0	—	—	—	—	358.0
Repayments under lending agreements	—	(203.0)	—	—	—	—	(203.0)
Cash paid for early extinguishments of debt	—	—	(2.6)	(125.9)	(128.5)	—	(128.5)
Scheduled debt retirements	—	(25.2)	—	(18.5)	(18.5)	—	(43.7)
Other	(1.7)	—	(8.1)	(7.2)	(15.3)	—	(17.0)
Transfer (to)/from affiliates	(189.8)	67.3	49.1	382.7	431.8	(309.3)	—
Cash flows provided by financing activities	(191.5)	612.2	38.4	661.7	700.1	(309.3)	811.5
Cash flows from discontinued operations
Cash flows from operating activities	—	—	79.4	(0.5)	78.9	(16.1)	62.8
Cash flows from investing activities	—	—	(5.2)	(5.5)	(10.7)	—	(10.7)
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	74.2	(6.0)	68.2	(16.1)	52.1
Net (decrease)/increase in cash and cash equivalents	(132.1)	(44.4)	24.3	69.8	94.1	—	(82.4)
Change in cash classified as assets held for sale	—	—	3.5	(1.0)	2.5	—	2.5
Cash and cash equivalents, beginning of period	136.0	61.0	344.7	429.4	774.1	—	971.1
Cash and cash equivalents, end of period	$3.9	$16.6	$372.5	$498.2	$870.7	$—	$891.2

CAESARS ENTERTAINMENT CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows from operating activities	$753.9	$(516.6)	$(20.6)	$(126.4)	$(147.0)	$14.1	$104.4
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(5.3)	(92.1)	(53.9)	(146.0)	—	(151.3)
Purchase of additional interest in subsidiary	—	—	—	(19.5)	(19.5)	—	(19.5)
Payments to acquire certain gaming rights	—	—	—	(16.5)	(16.5)	—	(16.5)
Payments to acquire businesses, net of transaction costs and cash acquired	—	(18.8)	(2.1)	(9.7)	(11.8)	—	(30.6)
(Investments in) non-consolidated affiliates and other	—	—	(64.0)	—	(64.0)	—	(64.0)
Purchases of investment securities	—	—	—	(25.8)	(25.8)	—	(25.8)
Proceeds from the sale and maturity of investment securities	—	—	—	14.8	14.8	—	14.8
Other	—	—	8.6	557.1	565.7	(551.3)	14.4
Cash flows used in investing activities	—	(24.1)	(149.6)	446.5	296.9	(551.3)	(278.5)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	740.8	—	40.1	40.1	551.3	1,332.2
Debt issuance costs and fees	—	(17.8)	—	(46.8)	(46.8)	—	(64.6)
Borrowings under lending agreements	—	1,175.0	—	—	—	—	1,175.0
Repayments under lending agreements	—	(1,602.0)	—	(23.8)	(23.8)	—	(1,625.8)
Cash paid for early extinguishments of debt	—	(219.9)	—	(149.2)	(149.2)	—	(369.1)
Scheduled debt retirements	—	(198.5)	—	(38.5)	(38.5)	—	(237.0)
Other	(1.6)	(2.3)	—	(19.4)	(19.4)	—	(23.3)
Transfer (to)/from affiliates	(739.0)	742.0	4.7	(7.7)	(3.0)	—	—
Cash flows provided by financing activities	(740.6)	617.3	4.7	(245.3)	(240.6)	551.3	187.4
Cash flows from discontinued operations
Cash flows from operating activities	—	—	80.2	0.3	80.5	(14.1)	66.4
Cash flows from investing activities	—	—	(1.7)	(7.7)	(9.4)	—	(9.4)
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	78.5	(7.4)	71.1	(14.1)	57.0
Net increase/(decrease) in cash and cash equivalents	13.3	76.6	(87.0)	67.4	(19.6)	—	70.3
Effect of deconsolidation of variable interest entities	—	—	—	(1.4)	(1.4)	—	(1.4)
Change in cash classified as assets held for sale	—	—	1.8	(1.7)	0.1	—	0.1
Cash and cash equivalents, beginning of period	122.7	(15.6)	429.9	365.1	795.0	—	902.1
Cash and cash equivalents, end of period	$136.0	$61.0	$344.7	$429.4	$774.1	$—	$971.1

Note 23—Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter (1), (6)	Second Quarter (2), (7)	Third Quarter (3), (7)	Fourth Quarter (4), (8)
2012
Net revenues	$2,207.5	$2,165.0	$2,197.4	$2,016.8
Income/(loss) from operations	60.1	187.7	(217.6)	(343.6)
Net loss	(281.1)	(241.8)	(503.4)	(465.9)
Net loss attributable to Caesars	(280.6)	(241.7)	(505.5)	(469.7)
Loss per share - basic and diluted	(2.24)	(1.93)	(4.03)	(3.75)
2011
Net revenues	$2,115.3	$2,160.9	$2,188.9	$2,108.2
Income from operations	198.0	235.7	183.8	198.8
Net loss	(144.8)	(153.1)	(173.4)	(195.4)
Net loss attributable to Caesars	(147.5)	(155.5)	(164.0)	(220.6)
Loss per share - basic and diluted (5)	(1.18)	(1.24)	(1.31)	(1.76)
____________________

(1)	During the first quarter of 2012, the Company recorded impairments of $167.5 million. There were no impairments recorded in the first quarter of 2011.

(2)	During the second quarter of 2012, the Company recorded impairments of $33.0 million. There were no impairments recorded in the second quarter of 2011.

(3)	During the third quarter of 2012, the Company recorded impairments of $419.0 million. During the third quarter of 2011, the Company recorded impairments of $27.1 million.

(4)	During the fourth quarter of 2012 the Company recorded impairments of $448.2 million. During the fourth quarter of 2011, the Company recorded impairments of $5.7 million.

(5)
Because loss per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

(6)
Amounts presented for the first quarter of 2012 and 2011 have been recast to give effect to the Harrah's St. Louis casino disposition and the held for sale status of the subsidiaries that hold the Company's land concession in Macau as further discussed in Note 3, "Acquisitions, Investments, Dispositions and Divestitures." The table below recasts amounts as originally presented in our Consolidated Condensed Statements of Comprehensive Loss for the respective periods included in our Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2012.

Recast for discontinued operations	First Quarter
(In millions)	2012	2011
Net revenues as reported	$2,271.9	$2,179.0
Less net revenues attributable to discontinued operations	(64.4)	(63.7)
Net revenues as recasted	$2,207.5	$2,115.3
Income from operations as reported	$75.5	$213.5
Less income from operations attributable to discontinued operations	(15.4)	(15.5)
Income from operations as recasted	$60.1	$198.0

(7)
Amounts presented for the second and third quarters of 2012 and 2011 have been recast to give effect to the held for sale status of the subsidiaries that hold the Company's land concession in Macau as further discussed in Note 3, "Acquisitions, Investments, Dispositions and Divestitures." The table below recasts amounts as originally presented in our Consolidated Condensed Statements of Comprehensive Loss for the respective periods included in our Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2012 or our Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2012, as appropriate.

Recast for discontinued operations	Second Quarter		Third Quarter
(In millions)	2012 (a)	2011	2012	2011
Net revenues as reported	$2,165.7	$2,161.7	$2,198.4	$2,189.7
Less net revenues attributable to discontinued operations	(0.7)	(0.8)	(1.0)	(0.8)
Net revenues as recasted	$2,165.0	$2,160.9	$2,197.4	$2,188.9
Income/(loss) from operations as reported (a)	$81.8	$231.6	$(220.6)	$179.8
Less loss from operations attributable to discontinued operations (a)	105.9	4.1	3.0	4.0
Income/(loss) from operations as recasted	$187.7	$235.7	$(217.6)	$183.8

(a)	The amounts shown for the second quarter of 2012 include an impairment of $101.0 million related to the Company's land concession in Macau.

(8)
Amounts presented for the fourth quarter of 2011 have been recast to give effect to the Harrah's St. Louis casino disposition and the held for sale status of the subsidiaries that hold the Company's land concession in Macau as further discussed in Note 3, "Acquisitions, Investments, Dispositions and Divestitures." The table below recasts the amounts as originally presented in our Note 24, "Quarterly Results of Operations (Unaudited)" included in Item 8 of our 2011 Form 10-K.

Recast for discontinued operations	Fourth Quarter
(In millions)	2011
Net revenues as reported	$2,172.4
Less net revenues attributable to discontinued operations	(64.2)
Net revenues as recasted	$2,108.2
Income from operations as reported	$211.6
Less income from operations attributable to discontinued operations	(12.8)
Income from operations as recasted	$198.8

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.
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
We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.
Attestation Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting. Their report follows Item 9B of this report below.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Caesars Entertainment Corporation:

We have audited the internal control over financial reporting of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedules.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 15, 2013

PART III

ITEM 10.    Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information appearing under "Executive Officers" in Item 1 of this report and appearing under the captions "Executive Officers," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance - Code of Ethics" in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about March 18, 2013 (the "Proxy Statement").

ITEM 11.    Executive Compensation.
We incorporate by reference the information appearing under the captions "Executive Compensation" and "Corporate Governance - Human Resources Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We incorporate by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The information under Part II, Item 5. "Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information" of this report is also incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
We incorporate by reference the information appearing under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services.
We incorporate by reference the information appearing under the caption "Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a) 1.	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2012 and 2011.
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010.

2.	Financial statement schedules of the Company as follows:
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2012 and 2011 and for the Years Ended December 31, 2012, 2011 and 2010.
Schedule II—Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011, and 2010.
Schedules III, IV, and V are not applicable and have therefore been omitted.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010	—	8-K	—	3.3	11/24/2010

3.2	Restated Certificate of Incorporation of Harrah's Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended.	—	S-4	—	3.1	10/29/2008

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Harrah's Operating Company, Inc., dated May 19, 2008.	—	10-K	12/31/2008	3.4	3/17/2009

3.4	Bylaws of Harrah's Operating Company, Inc., as amended.	—	S-4	—	3.4	10/29/2008

3.5	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012	—	10-K	12/31/2011	3.7	3/15/2012

3.6	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.4	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	*S-4	—	4.1	4/29/2003

4.5	First Supplemental Indenture, dated as of June 13, 2005, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	10-Q	6/30/2005	4.22	8/9/2005

4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013.	—	8-K	—	4.7	8/2/2005

4.7	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013.	—	10-K	12/31/2003	10.6	3/5/2004

4.8	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.8	8/2/2005

4.9	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	**S-3/A	—	4.7	9/19/2005

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.10	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	10-K	12/31/2007	4.25	2/29/2008

4.11	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.1	1/28/2008

4.12	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.1	6/3/2005

4.13	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	S-4	—	4.44	8/25/2005

4.14	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.4	10/3/2005

4.15	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	10/3/2005

4.16	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.1	6/14/2006

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.17	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.2	6/14/2006

4.18	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	10.1	2/4/2008

4.19	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	6/30/2008	4.34	8/11/2008

4.20	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	3/31/2009	4.35	5/14/2009

4.21	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	4.1	3/31/2009

4.22	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	S-4/A	—	4.39	12/24/2008

4.23	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	10-Q	6/30/2009	4.38	8/13/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.24	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	S-4/A	—	4.4	12/24/2008

4.25	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/20/2009

4.26	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	10-Q	6/30/2009	4.40	8/13/2009

4.27	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	6/15/2009

4.28	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.20	6/15/2009

4.29	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	9/17/2009

4.30	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/22/2010

4.31	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	5/24/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.32	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.1	5/24/2010

4.33	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.2	5/24/2010

4.34	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

4.35	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

4.36	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

4.37	Indenture dated as of February 3, 2012 among Chester Downs and Marina, LLC , a Pennsylvania limited liability company, Chester Downs Finance Corp., and, together with the Company, Subsidiary Guarantors party hereto from time to time, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent, relating to the 9.25% Senior Secured Notes due 2020.	—	10-K	12/31/2011	4.43	3/15/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.38	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2012

4.39	Registration Rights Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.2	2/15/2012

4.40	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Entertainment Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	3/2/2012

4.41	Joiner to the Registration Rights Agreement, dated as of March 1, 2012 (to the Registration Rights Agreement, dated as of February 14, 2012), by and among Caesars Entertainment Operating Company, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.2	3/2/2012

4.42	Equity Distribution Agreement, dated April 12, 2012, between Caesars Entertainment Corporation, Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC.	—	8-K	—	1.1	4/13/2012

4.43	Indenture dated as of August 22, 2012 among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	8/22/2012

4.44	Registration Rights Agreement, dated as of August 22, 2012, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and Citigroup Global Markets Inc. as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	8/22/2012

4.45	Joinder to Registration Rights Agreement, dated October 5, 2012 (to the Registration Rights Agreement, dated August 22, 2012) by and among Caesars Operating Escrow LLC , Caesars Escrow Corporation, Caesars Entertainment Corporation and Citigroup Global Markets, as representative of the several Initial Purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	10/10/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.46	Supplemental Indenture, dated as of October 5, 2012 (to the Indenture dated August 22, 2012), among Caesars Entertainment Operating Company, Inc., and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	10/10/2012

4.47	Additional Notes Supplemental Indenture, dated as of December 13, 2012 (to the August 22, 2012 and October 5, 2012 Indenture and Supplemental Indenture), by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	12/13/2012

4.48	Registration Rights Agreement , dated as of December 13, 2012 (to the August 22, 2012 and October 5, 2012 Registration Rights Agreement and Joinder), by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and Citigroup Global Markets Inc., as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	12/13/2012

4.49	Indenture, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2013

4.50	Registration Rights Agreement, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	2/15/2013

4.51	Escrow Agreement, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, U.S. Bank National Association, as escrow agent and securities intermediary, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	10.1	2/15/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.52	Supplemental Indenture, dated as of February 20, 2013 (to the August 22, 2012 Indenture, the October 5, 2012 Supplemental Indenture and the December 13, 2012 Supplemental Indenture) , by and among Caesars Entertainment Operating Company, Inc. and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/20/2013

4.53	Joinder to Registration Rights Agreement, dated as of February 20, 2013 (to the August 22, 2012 Regitration Rights Agreement, the October 5, 2012 Joinder and the December 13, 2012 Joinder) , by and among Caesars Entertainment Operating Company, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020..	—	8-K	—	4.2	2/20/2013

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents.	—	8-K/A	—	10.1	2/7/2008

10.2	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008.	—	8-K	—	99.1	9/29/2009

10.3	Amendment Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K/A	—	10.1	5/23/2011

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.4	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/2/2012

10.5	Reaffirmation Agreement, dated as of October 5, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	10/10/2012

10.6	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto.	—	8-K/A	—	10.1	6/11/2009

10.7	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	3/2/2012

10.8	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.9	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

10.10	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.2	2/20/2013

10.11	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	2/20/2013

10.12	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.13	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

10.14	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.15	First Lien Intercreditor Agreement, dated as of June 10, 2009 (to the Agreement dated December 24, 2008), by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

10.16
Joinder and Supplement to Intercreditor Agreement, dated June 10, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed March 17, 2009.)

		—	8-K	—	10.2	6/15/2009

10.17	Joinder and Supplement to the Intercreditor Agreement, dated as of February 20, 2013 (the Intercreditor Agreement dated December 24, 2008) , by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.1	2/20/2013

10.18	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement related to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	10.1	9/17/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.19	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	10.3	3/2/2012

10.20	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

10.21	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

10.22	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.23	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

10.24	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2.	—	10-Q	3/31/2010	10.24	5/10/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.25	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2.	—	8-K	—	99.1	2/25/2010

10.26	Financial Counseling Plan of Harrah's Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

10.27	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.28	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent	—	10-K	12/29/1989	Unknown	3/28/1990

10.29	Amendment to Escrow Agreement dated as of October 29, 1993 (to the Agreement dated February 9, 1990) among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.30	Amendment, dated as of June 7, 1995 ( the Agreement dated February 6, 1990 and amended on October 29, 1993), to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.31	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.32	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

10.33	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.34	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.35	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

†10.36	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

†10.37	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.38	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.39	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.40	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.41	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.42	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

10.43
Second Amended and Restated Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Propco, LLC, Harrah's Atlantic City Propco, LLC, Rio Propco, LLC, Flamingo Las Vegas Propco, LLC, Harrah's Laughlin Propco, LLC, and Paris Las Vegas Propco, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Morgan Stanley Mortgage Capital Holdings LLC, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.
		—	8-K	—	10.1	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.44	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 1, LLC, Harrah's Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah's Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.2	9/3/2010

10.45	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 2, LLC, Harrah's Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah's Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	9/3/2010

10.46	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 3, LLC, Harrah's Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah's Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.4	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.47	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 4, LLC, Harrah's Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah's Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.5	9/3/2010

10.48	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 5, LLC, Harrah's Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah's Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.6	9/3/2010

10.49	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 6, LLC, Harrah's Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah's Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.7	9/3/2010

10.50	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 7, LLC, Harrah's Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah's Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.8	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.51	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 8, LLC, Harrah's Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah's Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.9	9/3/2010

10.52	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 9, LLC, Harrah's Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah's Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.10	9/3/2010

10.53	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah's Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company.	—	8-K	—	10.11	9/3/2010

10.54	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company.	—	8-K	—	10.12	9/3/2010

10.55	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.13	9/3/2010

10.56	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.14	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.57	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer.	—	8-K	—	10.15	9/3/2010

10.58	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.16	9/3/2010

10.59	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.17	9/3/2010

10.60	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.18	9/3/2010

10.61	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K filed on September 3, 2010.)	—	8-K	—	10.19	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.62	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.20	9/3/2010

10.63	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.21	9/3/2010

10.64	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.22	9/3/2010

10.65	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender.	—	8-K	—	10.23	9/3/2010

†10.66	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

10.67	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010	—	8-K	—	10.1	11/24/2010

10.68	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010	—	8-K	—	10.2	11/24/2010

10.69	Credit Agreement dated as of April 25, 2011 between the Company, the Borrowers, the lenders (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders, for the financing of the Octavius Tower and Project Linq development.	—	8-K	—	10.1	4/27/2011

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.70	Completion Guarantee dated as of April 25, 2011 by the Company in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders (as defined therein), for the financing of the Octavius Tower and Project Linq development.	—	8-K	—	10.2	4/27/2011

10.71	Disbursement Agreement dated as of April 25, 2011 between the Borrowers, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant, for the financing of the Octavius Tower and Project Linq development.	—	8-K	—	10.3	4/27/2011

10.72	Amended and Restated Credit Agreement, Dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	X

†10.73	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.74	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	10-K	12/31/2008	10.16	3/17/2009

†10.75	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	—	10-Q	3/31/2012	10.96	5/9/2012

†10.76	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.77	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.78	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

†10.79	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan	—	8-K	—	10.1	7/25/2012

†10.80	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement	—	SC-TO-I	—	(d)(3)	7/25/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.81	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options)	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.82	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options Granted to Gary W. Loveman)	—	SC-TO-I	—	(d)(5)	7/25/2012

†10.83	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Jonathan S. Halkyard, Thomas M. Jenkin, and John W. R. Payne.	—	8-K	—	10.1	1/9/2012

†10.84	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement	X

†10.85	Employment Agreement made as of November 14, 2012, by and between Caesars Entertainment Operating Company, Inc. and Donald Colvin.	X

†10.86	Employment Agreement made as of August 8, 2012, by and between Caesars Entertainment Operating Company, Inc. and Diane Wilfong	X

†10.87	Employment Agreement made as of April 2, 2009 by and between Harrah's Operating Company, Inc. and Timothy Donovan.	X

10.88	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.89	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

†10.90	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	X

†10.91	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012	X

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.92	Equity Interest Purchase Agreement with Exhibits A-F with Penn National Gaming, Inc., Caesars Entertainment Operating Company, Inc. , Harrah’s Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC and Harrah’s Maryland Heights, LLC, dated May 7, 2012.	—	10-Q	6/30/2012	10.102	8/8/2012

10.93	Joinder and Supplement to the Intercreditor Agreement, dated as of October 5, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.2	10/10/2012

10.94	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	10/10/2012

10.95	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	10/10/2012

10.96	Escrow Agreement, dated as of December 13, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, U.S. Bank National Association, as escrow agent and securities intermediary, and U.S. Bank National Association, as trustee.	—	8-K	—	10.1	12/13/2012

12	Computation of Ratios	X

14	Amended and Restated Code of Business Conduct and Ethics, amended February 21, 2013	X

21	List of Subsidiaries of Caesars Entertainment Corporation	X

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2013.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2013.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2013.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2013.	X

99.1	Supplemental Discussion of Caesars Entertainment Operating Company, Inc. Financial Information	X

99.2	Supplemental Discussion of Caesars Entertainment's Commercial Mortgage-Backed Securities Related Properties Financial Information	X

99.3	Gaming and Regulatory Overview	X

***101	The following financial statements from the Company’s Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statement of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements.	—	—	—	—	—

_______________

*	Filed by Park Place Entertainment Corporation.
**	Filed by Harrah's Entertainment, Inc.
***	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	As of December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$7.4	$3.9
Receivables, less allowance for doubtful accounts	0.1	—
Prepayments and other current assets	5.0	—
Intercompany receivables	29.6	15.7
Total current assets	42.1	19.6
Investments in subsidiaries	—	535.8
Deferred charges and other	7.5	5.0
Intercompany receivables	563.1	469.0
	$612.7	$1,029.4

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$3.9	$0.2
Accrued expenses	3.7	7.5
Intercompany payables	15.9	15.0
Total current liabilities	23.5	22.7
Accumulated losses of subsidiaries in excess of investment	925.4	—
Deferred credits and other	4.1	—
Intercompany payables	55.0	—
	1,008.0	22.7
Total stockholders’ (deficit)/equity	(395.3)	1,006.7
	$612.7	$1,029.4

See accompanying notes to condensed financial information.

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$—	$—	$—
Operating expenses
Write-downs, reserves, and project opening costs, net of recoveries	15.0	—	—
Loss on interests in subsidiaries	1,464.3	693.4	816.5
Corporate expense	28.2	22.7	23.3
Acquisition and integration costs	—	0.1	0.8
Total operating expenses	1,507.5	716.2	840.6
Loss from operations	(1,507.5)	(716.2)	(840.6)
Interest expense, net of interest capitalized	(1.0)	—	(3.1)
Other income, including interest income	18.3	25.5	4.5
Loss from operations before income taxes	(1,490.2)	(690.7)	(839.2)
Benefit for income taxes	9.1	3.1	8.1
Net loss	(1,481.1)	(687.6)	(831.1)
Other comprehensive income/(loss), net of income taxes	—	—	—
Comprehensive loss	$(1,481.1)	$(687.6)	$(831.1)

See accompanying notes to condensed financial information.

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities	$258.6	$182.9	$753.9
Cash flows from investing activities
Payments to acquire businesses, net of transaction costs and cash acquired	—	(123.5)	—
Purchase of additional interest in subsidiary	(232.5)	—	—
Other	(0.8)	—	—
Cash flows used in investing activities	(233.3)	(123.5)	—
Cash flows from financing activities
Issuance of common stock, net of fees	17.4	—	—
Other	—	(1.7)	(1.6)
Transfer to affiliates	(39.2)	(189.8)	(739.0)
Cash flows provided by financing activities	(21.8)	(191.5)	(740.6)
Net increase/(decrease) in cash and cash equivalents	3.5	(132.1)	13.3
Cash and cash equivalents, beginning of period	3.9	136.0	122.7
Cash and cash equivalents, end of period	$7.4	$3.9	$136.0
See accompanying notes to condensed financial information.

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Background and basis of presentation
These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Caesars Entertainment Corporation and its subsidiaries exceed 25% of the consolidated net assets of Caesars Entertainment Corporation and its subsidiaries (the “Company”). This information should be read in conjunction with the company's consolidated financial statements included elsewhere in this filing.

2.	Restricted net assets of subsidiaries
Certain of the Company's subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company's consolidated subsidiaries held at December 31, 2012 and 2011 was approximately $1.2 billion and $1.1 billion, respectively. Such restrictions are on net assets of Caesars Entertainment Corporation and its subsidiaries. The amount of restricted net assets in the Company's unconsolidated subsidiaries was not material to the financial statements.

3.	Commitments, contingencies and long-term obligations
For a discussion of the Company's commitments, contingencies and long term obligations under its senior secured credit facility, see Notes 8 and 15 of the Company's consolidated financial statements.

Schedule II
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
		Charged
	Balance at	to Costs	Charged	Deductions		Balance
	Beginning	and	to Other	from		at End
Description	of Period	Expenses	Accounts	Reserves		of Period
YEAR ENDED DECEMBER 31, 2012
Allowance for doubtful accounts
Current	$202.2	$66.7	$—	$(67.2)	(a)	$201.7
Long-term	$0.3	$—	$—	$(0.2)		$0.1
Liability to sellers under acquisition agreement (b)	$1.1	$—	$—	$(0.1)		$1.0
YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts
Current	$216.2	$49.3	$—	$(63.3)	(a)	$202.2
Long-term	$0.3	$—	$—	$—		$0.3
Liability to sellers under acquisition agreement (b)	$1.2	$—	$—	$(0.1)		$1.1
YEAR ENDED DECEMBER 31, 2010
Allowance for doubtful accounts
Current	$207.0	$65.9	$—	$(56.7)	(a)	$216.2
Long-term	$0.3	$—	$—	$—		$0.3
Liability to sellers under acquisition agreement (b)	$1.4	$—	$—	$(0.2)		$1.2
____________________

(a)	Uncollectible accounts written off, net of amounts recovered.

(b)
We acquired Players International, Inc., (“Players”) in March 2000. In 1995, Players acquired a hotel and land adjacent to its riverboat gaming facility in Lake Charles, Louisiana, for cash plus future payments to the seller based on the number of passengers boarding the riverboat casinos during a defined term. In accordance with the guidance provided by ASC Topic 805 regarding the recognition of liabilities assumed in a business combination accounted for as a purchase, Players estimated the net present value of the future payments to be made to the sellers and recorded that amount as a component of the total consideration paid to acquire these assets. Our recording of this liability in connection with the purchase price allocation process following the Players acquisition was originally reported in 2000. Our casino operations in Lake Charles sustained significant damage in late third quarter 2005 as a result of Hurricane Rita. As a result of hurricane damage, and upon the Company’s subsequent decision to scale back operations in Lake Charles and ultimately sell the property, the current and long-term portions of this obligation were written down in fourth quarter 2005; the credit was included in Discontinued operations on our Consolidated Statements of Comprehensive Loss. We sold Harrah’s Lake Charles in fourth quarter 2006. Prior to the sale, the current and long-term portions of this obligation were included in Liabilities held for sale on our Consolidated Balance Sheets. The remaining long-term portion of this liability is included in Deferred credits and other on our Consolidated Balance Sheets; the current portion of this obligation is included in Accrued expenses on our Consolidated Balance Sheets.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

March 15, 2013	By:	/S/ GARY W. LOVEMAN
Gary W. Loveman
Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BENJAMIN	Director	March 15, 2013
Jeffrey Benjamin

/s/ DAVID BONDERMAN	Director	March 15, 2013
David Bonderman

/s/ JEFFREY T. HOUSENBOLD	Director	March 15, 2013
Jeffrey Housenbold

/s/ KELVIN DAVIS	Director	March 15, 2013
Kelvin Davis

/s/ GARY W. LOVEMAN	Director, Chairman of the Board,	March 15, 2013
Gary W. Loveman	Chief Executive Officer and President

/s/ KARL PETERSON	Director	March 15, 2013
Karl Peterson

/s/ ERIC PRESS	Director	March 15, 2013
Eric Press

/s/ MARC ROWAN	Director	March 15, 2013
Marc Rowan

/s/ DAVID SAMBUR	Director	March 15, 2013
David Sambur

/s/ LYNN C. SWANN	Director	March 15, 2013
Lynn C. Swann

/s/ CHRISTOPHER J. WILLIAMS	Director	March 15, 2013
Christopher J. Williams

/s/ DONALD COLVIN	Executive Vice President and Chief	March 15, 2013
Donald Colvin	Financial Officer

/s/ DIANE E. WILFONG	Senior Vice President, Controller, and	March 15, 2013
Diane E. Wilfong	Chief Accounting Officer