Form 10-K/A
period 2012-12-31
CAESARS ENTERTAINMENT Corp
filed 2013-03-18
CIK 858339

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on From 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2012, which was originally filed on March 15, 2013 (the “Original Filing”), for the sole purpose of including the inadvertently unsigned Exhibit 23 Consent of Deloitte & Touche LLP, independent registered public accounting firm.

Except as described above, this Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date. Currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caesars Entertainment Corporation
By:	/s/ DIANE E. WILFONG
Diane E. Wilfong
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Numbers	Description

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 to Section 302 of the Sarbanes-Oxley Act of 2002