Form 10-Q
period 2013-03-31
CAESARS ENTERTAINMENT Corp
filed 2013-05-09
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File No. 1-10410
 _________________________
CAESARS ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)
 _________________________

Delaware	62-1411755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Caesars Palace Drive, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
(702) 407-6000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
 _________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common stock, $0.01 par value	125,359,584

CAESARS ENTERTAINMENT CORPORATION

We have proprietary rights to a number of trademarks used in this Form 10-Q that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, World Series of Poker (WSOP), Horseshoe, Paris Las Vegas, Flamingo, Bally's and Bingo Blitz. We have omitted the ® and ™ trademark designations for such trademarks named in this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$2,095.4	$1,757.5
Restricted cash	70.6	833.6
Receivables, less allowance for doubtful accounts of $205.3 and $201.7	543.9	580.5
Deferred income taxes	174.7	114.9
Prepayments and other current assets	191.6	150.0
Inventories	49.7	52.0
Assets held for sale	5.2	5.1
Total current assets	3,131.1	3,493.6
Property and equipment, net	15,676.2	15,701.7
Goodwill	3,165.8	3,160.3
Intangible assets other than goodwill	3,921.9	3,985.7
Investments in and advances to non-consolidated affiliates	118.6	100.4
Restricted cash	295.9	364.6
Deferred charges and other	722.9	720.6
Assets held for sale	442.6	471.2
	$27,475.0	$27,998.1
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$340.4	$376.2
Interest payable	386.4	233.7
Accrued expenses	1,030.7	1,094.7
Current portion of long-term debt	143.0	879.9
Liabilities held for sale	3.5	3.8
Total current liabilities	1,904.0	2,588.3
Long-term debt	21,134.1	20,532.2
Deferred credits and other	841.0	823.0
Deferred income taxes	4,106.2	4,334.1
Liabilities held for sale	49.7	52.1
	28,035.0	28,329.7
Commitments and contingencies
Stockholders’ equity/(deficit)
Common stock: voting; $0.01 par value; 127.5 shares issued	1.3	1.3
Treasury Stock: 2.1 shares	(16.3)	(16.3)
Additional paid-in capital	6,959.6	6,954.4
Accumulated deficit	(7,497.8)	(7,280.2)
Accumulated other comprehensive loss	(83.9)	(70.9)
Total Caesars stockholders’ deficit	(637.1)	(411.7)
Non-controlling interests	77.1	80.1
Total deficit	(560.0)	(331.6)
	$27,475.0	$27,998.1
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Quarter Ended March 31,
	2013	2012
Revenues
Casino	$1,495.1	$1,625.0
Food and beverage	380.1	382.1
Rooms	288.2	303.8
Management fees	10.7	9.6
Other	262.9	195.4
Less: casino promotional allowances	(293.8)	(309.8)
Net revenues	2,143.2	2,206.1
Operating expenses
Direct
Casino	834.7	924.8
Food and beverage	165.2	161.8
Rooms	73.3	75.1
Property, general, administrative, and other	581.5	510.8
Depreciation and amortization	161.7	179.5
Write-downs, reserves, and project opening costs, net of recoveries	20.7	16.2
Intangible and tangible asset impairment charges	20.0	174.0
Loss on interests in non-consolidated affiliates	2.6	7.1
Corporate expense	36.1	52.2
Acquisition and integration costs	64.2	0.1
Amortization of intangible assets	41.4	43.2
Total operating expenses	2,001.4	2,144.8
Income from operations	141.8	61.3
Interest expense, net of interest capitalized	(574.7)	(562.0)
(Loss)/gain on early extinguishments of debt	(36.7)	45.8
Other income, including interest income	3.7	8.2
Loss from continuing operations before income taxes	(465.9)	(446.7)
Benefit for income taxes	290.2	158.3
Loss from continuing operations, net of income taxes	(175.7)	(288.4)
Discontinued operations
(Loss)/income from discontinued operations	(43.8)	14.2
Benefit/(provision) for income taxes	2.8	(6.9)
(Loss)/income from discontinued operations, net of income taxes	(41.0)	7.3
Net loss	(216.7)	(281.1)
Less: net (income)/loss attributable to non-controlling interests	(0.9)	0.5
Net loss attributable to Caesars	$(217.6)	$(280.6)
Loss per share - basic and diluted
Loss per share from continuing operations	$(1.41)	$(2.30)
(Loss)/earnings per share from discontinued operations	(0.33)	0.06
Net loss per share	$(1.74)	$(2.24)
Weighted-average common shares outstanding - basic and diluted	125.3	125.2

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In millions)

	Quarter Ended March 31,
	2013	2012
Net loss	$(216.7)	$(281.1)
Other comprehensive income/(loss):
Defined Benefit Plan Adjustments	4.6	0.8
Foreign currency translation adjustments	(20.1)	4.6
Loss on derivative instruments	3.9	7.1
Unrealized losses/(gains) on investments	0.1	(0.3)
Total other comprehensive (loss)/income, before income taxes	(11.5)	12.2
Income tax expense related to items of other comprehensive loss	(1.5)	(2.9)
Total other comprehensive (loss)/income, net of income taxes	(13.0)	9.3
Total comprehensive loss	(229.7)	(271.8)
Less: amounts attributable to non-controlling interests:
Net (income)/loss	(0.9)	0.5
Foreign currency translation adjustments	—	(1.0)
Total amounts attributable to non-controlling interests	(0.9)	(0.5)
Comprehensive loss attributable to Caesars	$(230.6)	$(272.3)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)
(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders' Equity/(Deficit)	Non-controlling Interests	Total Equity/(Deficit)

Balance at December 31, 2011	$0.7	$—	$6,885.1	$(5,782.7)	$(96.4)	$1,006.7	$46.7	$1,053.4
Net loss	—	—	—	(280.6)	—	(280.6)	(0.5)	(281.1)
Share-based compensation	—	—	11.5	—	—	11.5	—	11.5
Initial public offering	0.6	—	16.6	—	—	17.2	—	17.2
Increase of treasury shares	*	(16.3)	16.3	—	—	—	—	—
Contributions and contractual obligations from non-controlling interests, net of distributions	—	—	—	—	—	—	38.9	38.9
Other comprehensive income, net of tax	—	—	—	—	8.3	8.3	1.0	9.3
Balance at March 31, 2012	$1.3	$(16.3)	$6,929.5	$(6,063.3)	$(88.1)	$763.1	$86.1	$849.2

Balance at December 31, 2012	$1.3	$(16.3)	$6,954.4	$(7,280.2)	$(70.9)	$(411.7)	$80.1	$(331.6)
Net (loss)/income	—	—	—	(217.6)	—	(217.6)	0.9	(216.7)
Share-based compensation	—	—	7.2	—	—	7.2	—	7.2
Decrease in non-controlling interests including distributions and write-downs	—	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive loss, net of tax	—	—	—	—	(13.0)	(13.0)	—	(13.0)
Purchase of additional interest in subsidiary	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Balance at March 31, 2013	$1.3	$(16.3)	$6,959.6	$(7,497.8)	$(83.9)	$(637.1)	$77.1	$(560.0)
___________________

*	Amount rounds to zero.
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Quarter Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(216.7)	$(281.1)
Adjustments to reconcile net loss to cash flows (used in)/provided by operating activities:
Loss/(income) from discontinued operations	41.0	(7.3)
Loss/(gain) on early extinguishments of debt	36.7	(45.8)
Depreciation and amortization	206.3	225.8
Amortization of deferred finance costs and debt discount/premium	86.7	96.5
Reclassification from, and amortization of, accumulated other comprehensive loss	4.2	7.2
Non-cash write-downs and reserves, net of recoveries	5.8	4.2
Non-cash acquisition and integration costs	52.4	—
Impairment of intangible and tangible assets	20.0	174.0
Share-based compensation expense	3.6	11.5
Deferred income taxes	(290.9)	(123.8)
Change in deferred charges and other	(5.9)	(26.7)
Change in deferred credits and other	(45.1)	1.7
Change in current assets and liabilities:
Accounts receivable	38.0	24.6
Prepayments and other current assets	(41.9)	(48.9)
Accounts payable	(41.9)	(10.6)
Interest payable	151.7	161.1
Accrued expenses	(61.7)	(29.2)
Other	10.4	10.1
Cash flows (used in)/provided by operating activities	(47.3)	143.3
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(148.1)	(82.7)
Change in restricted cash	831.7	70.2
Investments in/advances to non-consolidated affiliates	(21.9)	(0.2)
Purchases of investment securities	(1.4)	(4.9)
Proceeds from the sale and maturity of investment securities	0.7	0.2
Other	(3.2)	2.6
Cash flows provided by/(used in) investing activities	657.8	(14.8)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	1,589.5	1,643.6
Debt issuance costs and fees	(47.3)	(30.6)
Borrowings under lending agreements	—	453.0
Repayments under lending agreements	—	(608.0)
Cash paid for early extinguishments of debt	(1,784.2)	(1,397.3)
Cash paid for loan maturity extension fees	(23.3)	—
Scheduled debt retirements	(2.5)	(3.8)
Purchase of additional interests in subsidiary	—	(9.6)
Non-controlling interests' contributions, net of distributions	—	28.9
Issuance of common stock, net of fees	—	17.2
Other	(5.8)	(7.5)
Cash flows (used in)/provided by financing activities	(273.6)	85.9
Cash flows from discontinued operations
Cash flows from operating activities	1.1	16.1
Cash flows from investing activities	—	(0.2)
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	1.1	15.9
Net increase in cash and cash equivalents	338.0	230.3
Change in cash classified as assets held for sale	(0.1)	1.0
Cash and cash equivalents, beginning of period	1,757.5	891.2
Cash and cash equivalents, end of period	$2,095.4	$1,122.5

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these footnotes, the words “Company,” “Caesars,”“Caesars Entertainment,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, a Delaware corporation, and its subsidiaries, unless otherwise stated or the context requires otherwise.
Note 1 — Organization and Basis of Presentation
Organization
Our business is primarily conducted through a wholly-owned subsidiary, Caesars Entertainment Operating Company, Inc. ("CEOC"), although certain material properties are not owned by CEOC. As of March 31, 2013, we owned, operated, or managed, through various subsidiaries, 52 casinos in 13 U.S. states and seven countries. Of the 52 casinos, 38 are in the United States, including 19 land-based casinos, 11 riverboat or dockside casinos, three managed casinos on Indian lands, two managed casinos in Ohio, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our 14 international casinos are comprised of eight land-based casinos in England, two in Egypt, one in Scotland, one in South Africa, one in Uruguay and one in Canada. In addition, through Caesars Interactive Entertainment, Inc. ("CIE"), a majority-owned subsidiary, we own an online gaming business, providing for real money casino, bingo, and poker games in the United Kingdom, alliances with online gaming providers in Italy and France, "play for fun" offerings in other jurisdictions, and social games on Facebook and other social media websites and mobile application platforms. Also through CIE, we own the World Series of Poker tournament and brand. We view each casino property and CIE as operating segments and aggregate all such casino properties and CIE into one reportable segment.
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows.
The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2013 fiscal year.
The financial information for the quarter ended March 31, 2012 is derived from our consolidated condensed financial statements and footnotes included in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and has been revised to reflect the results of operations and cash flows of Harrah's Maryland Heights, LLC, owner of the Harrah's St. Louis casino, the Alea Leeds casino, and the subsidiaries that hold a land concession in Macau as discontinued operations. See Note 3, "Acquisitions, Investments, Dispositions and Divestitures" for further discussion.
We have revised certain other amounts for prior periods to conform to our 2013 presentation. This Form 10-Q filing should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, as amended ("2012 10-K").

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 2 — Recently Issued Accounting Pronouncements
Effective January 1, 2013, we adopted guidance issued by the Financial Accounting Standards Board ("FASB") on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. As this is a presentation and disclosure requirement, there was no impact on our consolidated financial position, results of operations or cash flows upon adoption.
In February 2013, the FASB issued new guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The new guidance is effective for us January 1, 2014. We are currently assessing what impact, if any, the adoption of this new guidance will have on our consolidated financial position, results of operations and cash flows.
In March 2013, the FASB issued new guidance applicable to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new guidance is effective for us January 1, 2014. We are currently assessing what impact, if any, the adoption of this new guidance will have on our consolidated financial position, results of operations and cash flows.

Note 3 — Acquisitions, Investments, Dispositions and Divestitures
Acquisitions
Buffalo Studios, LLC and Bubbler Media
In December 2012, CIE purchased substantially all of the net assets of Buffalo Studios, LLC ("Buffalo"), a social and mobile games developer and owner of Bingo Blitz, for consideration of $45.2 million plus an earnout payment with an acquisition date fair value estimated at $5.6 million. During the first quarter 2013, the estimated fair value of the earnout was increased to $58.0 million, with a charge to acquisition and integration costs of $52.4 million.
In September 2012, CIE purchased the assets of Bubbler Media ("Bubbler") a social and mobile games developer based in Belarus, for consideration of approximately $7.5 million.
The purchase prices of Buffalo and Bubbler were allocated based on estimated fair values of the assets acquired and liabilities assumed, with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The preliminary purchase price allocations include total assets, liabilities and net assets acquired of Buffalo of $52.9 million, $7.7 million and $45.2 million, respectively. The preliminary purchase price allocations include net assets acquired of Bubbler of $7.5 million. The Company has not yet finalized its purchase price allocations for either of these transactions and is in the process of performing final reviews of the values assigned to assets acquired and liabilities assumed for both transactions.
Dispositions
Harrah's St. Louis
On November 2, 2012, the Company sold its Harrah's St. Louis casino and recorded a pre-tax gain of $9.3 million on the sale. In March 2013, upon resolution of the working capital adjustment in connection with such sale, the Company recorded a $0.7 million reduction to the originally recorded pre-tax gain. We have presented the results of the Harrah's St. Louis casino as discontinued operations in our Consolidated Condensed Statements of Operations for the quarters ended March 31, 2013 and 2012. See “Discontinued Operations” below.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Macau Land Concession
In the fourth quarter of 2012, the Company began discussions with interested investors regarding a sale of the subsidiaries that hold a land concession in Macau. As a result of this plan of disposal, the assets and liabilities have been classified as held for sale in our Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012. During the quarter ended March 31, 2013, the Company recorded a tangible asset impairment charge of $21.0 million related to the land concession. We have presented the operations of the business as discontinued operations in the Consolidated Condensed Statements of Operations for the quarter ended March 31, 2013 and 2012. See “Discontinued Operations” below.
Alea Leeds
On March 4, 2013, we permanently closed our Alea Leeds casino in England. As a result of the closure, during the quarter ended March 31, 2013, we recorded charges of $5.7 million related to the write-down of tangible and intangible assets, net of currency translation adjustment and $15.8 million related to exit costs comprised of non-cancellable contract costs of $15.1 million, employment related costs of $0.5 million and other costs in the amount of $0.2 million. We have presented the operations of Alea Leeds casino as discontinued operations in the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2013 and 2012. See “Discontinued Operations” below.
Discontinued Operations
Assets and liabilities classified as held for sale are as follows:

(In millions)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$4.8	$4.7
Other current assets	0.4	0.4
Assets held for sale, current	$5.2	$5.1

Property and equipment, net	$442.6	$471.2
Assets held for sale, non-current	$442.6	$471.2

Liabilities
Accounts payable and accrued expenses	$3.5	$3.8
Liabilities held for sale, current	$3.5	$3.8

Deferred credits and other	$0.3	$0.2
Deferred income taxes	49.4	51.9
Liabilities held for sale, non-current	$49.7	$52.1

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net revenues, pre-tax (loss)/income from operations, and (loss)/income, net of income taxes presented as discontinued operations are as follows:

	Quarter Ended March 31,
(In millions)	2013	2012
Net revenues
Harrah's St. Louis	$—	$63.5
Macau	1.0	0.9
Alea Leeds	0.7	1.4
Total net revenues	$1.7	$65.8

Pre-tax (loss)/income from operations
Harrah's St. Louis	$(0.7)	$19.1
Macau	(20.7)	(3.7)
Alea Leeds	(22.4)	(1.2)
Total pre-tax (loss)/income from discontinued operations	$(43.8)	$14.2

(Loss)/income, net of income taxes
Harrah's St. Louis	$(0.4)	$11.6
Macau	(18.2)	(3.1)
Alea Leeds	(22.4)	(1.2)
Total (loss)/income from discontinued operations, net of income taxes	$(41.0)	$7.3

Note 4—Restricted Cash
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9.0% senior secured notes due 2020, the proceeds of which were placed into escrow and recorded as short-term restricted cash at December 31, 2012. On February 20, 2013, the escrow conditions were satisfied, and the cash was released from restriction.

Note 5 — Property and Equipment, net
Property and equipment, net consists of the following:

(In millions)	March 31, 2013	December 31, 2012
Land and land improvements	$7,208.6	$7,208.8
Buildings, riverboats, and improvements	8,693.4	8,725.7
Furniture, fixtures, and equipment	2,518.2	2,491.0
Construction in progress	508.9	378.3
	18,929.1	18,803.8
Less: accumulated depreciation	(3,252.9)	(3,102.1)
	$15,676.2	$15,701.7
In March 2012, we recorded a tangible asset impairment on construction in progress of $167.5 million related to a halted development project in Biloxi, Mississippi as well as a tangible asset impairment on a project in Spain for $6.5 million. There were no tangible asset impairments relating to continuing operations in the first quarter 2013.
Depreciation expense, which is included in depreciation and amortization, corporate expense and (loss)/income from discontinued operations in our Consolidated Condensed Statements of Operations, is as follows:

	Quarter Ended March 31,
(In millions)	2013	2012
Depreciation expense	$163.5	$190.3
Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time.

Note 6 — Goodwill and Other Intangible Assets
The following table sets forth changes in our goodwill and other intangible assets for the quarter ended March 31, 2013:

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance at December 31, 2012	$1,027.6	$3,160.3	$2,958.1
Impairments	—	—	(20.0)
Amortization expense	(41.4)	—	—
Foreign currency translation	(0.4)	—	(1.6)
Other	—	5.5	(0.4)
Balance at March 31, 2013	$985.8	$3,165.8	$2,936.1
During the first quarter of 2013, due to changes in projected earnings, we performed an interim impairment assessment of goodwill and other non-amortizing intangible assets and, as a result, we recorded an impairment charge of $20.0 million related to certain gaming rights.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	March 31, 2013				December 31, 2012
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	6.8	$1,456.7	$(649.5)	$807.2	$1,456.7	$(618.0)	$838.7
Contract rights	1.7	144.0	(68.9)	75.1	145.1	(66.3)	78.8
Patented technology	3.5	156.8	(82.6)	74.2	156.7	(76.6)	80.1
Gaming rights	11.3	42.8	(13.5)	29.3	42.8	(12.8)	30.0
Trademarks	—	1.7	(1.7)	—	1.7	(1.7)	—
		$1,802.0	$(816.2)	985.8	$1,803.0	$(775.4)	1,027.6
Non-amortizing intangible assets
Trademarks				1,699.0			1,699.7
Gaming rights				1,237.1			1,258.4
				2,936.1			2,958.1
Total intangible assets other than goodwill				$3,921.9			$3,985.7

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 7—Debt
The following table presents our outstanding debt as of March 31, 2013 and December 31, 2012:

Detail of Debt (Dollars in millions)	Final Maturity		Rate(s) at March 31, 2013	Face Value at March 31, 2013	Book Value at March 31, 2013	Book Value at Dec. 31, 2012
Credit Facilities (a)
Term Loans B1 - B3	2015		3.20% - 3.28%	$29.1	$29.1	$1,025.8
Term Loan B4	2016		9.50%	967.5	952.9	954.5
Term Loan B5	2018		4.45%	991.9	988.8	1,218.8
Term Loan B6	2018		5.45%	2,431.9	2,394.9	2,812.6
Revolving Credit Facility	2014		—	—	—	—
Revolving Credit Facility	2017		—	—	—	—
Secured Debt
Senior Secured Notes (a)	2017		11.25%	2,095.0	2,061.6	2,060.2
Senior Secured Notes (a)	2020		8.50%	1,250.0	1,250.0	1,250.0
Senior Secured Notes (a)	2020		9.00%	3,000.0	2,950.7	1,486.9
CMBS Financing	2015	(c)	3.70%	4,664.1	4,638.5	4,660.5
Second-Priority Senior Secured Notes (a)	2018		12.75%	750.0	743.2	742.9
Second-Priority Senior Secured Notes (a)	2018		10.00%	4,553.1	2,298.6	2,260.2
Second-Priority Senior Secured Notes (a)	2015		10.00%	214.8	176.4	173.7
Chester Downs Senior Secured Notes	2020		9.25%	330.0	330.0	330.0
PHW Las Vegas Senior Secured Loan	2015	(d)	3.06%	514.6	455.3	438.2
Linq/Octavius Senior Secured Loan	2017		9.25%	450.0	446.7	446.5
Bill's Gamblin' Hall & Saloon Credit Facility	2019		11.00%	185.0	181.4	181.4
Subsidiary-Guaranteed Debt (b)
Senior Notes	2016		10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018		10.75%-11.5%	10.3	10.3	9.7
Unsecured Senior Debt (a)
5.375%	2013		5.375%	125.2	118.8	116.6
7.0%	2013		7.00%	0.6	0.6	0.6
5.625%	2015		5.625%	364.5	311.8	306.7
6.5%	2016		6.50%	248.7	203.6	200.9
5.75%	2017		5.75%	147.9	110.2	108.7
Floating Rate Contingent Convertible Senior Notes	2024		0.57%	0.2	0.2	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037		5.30%	64.3	64.3	64.3
Other	2014		—	47.7	47.7	47.7
Capitalized Lease Obligations	to 2017		3.57% - 11.0%	32.9	32.9	35.9
Total Debt				23,947.9	21,277.1	21,412.1
Current Portion of Long-Term Debt				(153.0)	(143.0)	(879.9)
Long-Term Debt				$23,794.9	$21,134.1	$20,532.2
___________________

(a)	Guaranteed by Caesars Entertainment.

(b)	Guaranteed by Caesars Entertainment and certain wholly-owned subsidiaries of CEOC

(c)	Based on our ability and intent, assumes the exercise of extension options to move the maturity from 2014 to 2015, subject to certain conditions.

(d)	Based on our ability and intent, assumes the exercise of extension options to move the maturity from 2013 to 2015, subject to certain conditions.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of March 31, 2013 and December 31, 2012, book values are presented net of unamortized discounts of $2,670.8 million and $2,691.0 million, respectively.
Current Portion of Long-Term Debt
Our current maturities of long-term debt include required interim principal payments on certain term loans under the senior secured credit facilities, the special improvement district bonds and capitalized lease obligations. The current portion of long-term debt also includes $125.2 million and $0.6 million of 5.375% unsecured senior debt and 7.0% unsecured senior debt, respectively. Our current maturities exclude the PHW Las Vegas senior secured loan due in December 2013 and the CMBS financing due in February 2014 based upon the assumed exercise of our option to extend the maturity to 2015.
The current portion of long-term debt at December 31, 2012 includes $750.0 million of 9.0% notes issued in December 2012 pending satisfaction of certain escrow conditions. On February 20, 2013, the escrow conditions were satisfied and the debt obligation was re-classified to long-term.
CEOC Credit Facilities
In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing, as defined in our 2012 10-K.
In January and February 2013, CEOC converted $133.9 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans and terminated $133.9 million principal amount of revolving commitments of extending lenders.
In connection with the February 2013 notes offering described in the CEOC Bond Offerings section below, CEOC received the requisite lenders’ consent and entered into a bank amendment to its Credit Facilities to, among other things: (i) use the net cash proceeds of the February 2013 notes offering to repay a portion of CEOC’s existing term loans as described in the CEOC Bond Offerings section below; (ii) obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017, (iii) increase the accordion capacity under the Credit Facilities by an additional $650.0 million (which may be used to, among other things, establish extended revolving facility commitments under the Credit Facilities); (iv) modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the notes issued in February 2013; and (v) modify certain other provisions of the Credit Facilities.
As of March 31, 2013, our Credit Facilities provide for senior secured financing of up to $4,560.9 million, consisting of (i) senior secured term loans in an aggregate principal amount of $4,420.4 million, comprised of $29.1 million maturing on January 28, 2015, $967.5 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $140.5 million, with $109.4 million maturing January 28, 2014 and $31.1 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of March 31, 2013, $86.8 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $53.7 million of additional borrowing capacity was available to the Company under its revolving credit facility as of March 31, 2013.
CEOC Bond Offerings
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9.0% senior secured notes due 2020. On February 20, 2013, when the proceeds were released from escrow, CEOC used $350.0 million of the proceeds to repay a portion of the existing term loans under the Credit Facilities at par.
In February 2013, CEOC completed the offering of $1,500.0 million aggregate principal amount of 9.0% senior secured notes due 2020. On March 27, 2013, when the proceeds were released from escrow, CEOC used $1,433.3 million of the proceeds to repay a portion of the existing term loans under the Credit Facilities at par.
As a result of these repayments, CEOC recognized a loss on early extinguishment of debt of $29.4 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CMBS Financing
In February 2013, we paid an extension fee of $23.3 million and exercised the option to extend the maturity of the CMBS Financing to 2014. The loan contains an additional extension option to extend its maturity from 2014 to 2015, subject to certain conditions. As part of the extension, we entered into a new interest rate cap agreement as further described in Note 8, "Derivative Instruments."
Restrictive Covenants and Other Matters
Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Specifically, the Credit Facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. After giving effect to the February 2013 bank amendment to the Credit Facilities discussed above, this ratio excludes $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. For purposes of calculating the senior secured leverage ratio, the amount of senior first priority secured debt is reduced by the amount of unrestricted cash on hand. As of March 31, 2013, CEOC's senior secured leverage ratio was 3.82 to 1.0.
In addition, certain covenants contained in CEOC's senior secured credit facilities and indentures covering its first priority senior secured notes and second priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA-Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of March 31, 2013, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 6.69 to 1.0 and 12.95 to 1.0, respectively. For the twelve months ended March 31, 2013, CEOC's LTM Adjusted EBITDA-Pro Forma - CEOC Restricted was insufficient to cover fixed charges by $504.6 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio, and consolidated leverage ratio described in this paragraph are not maintenance covenants.

Note 8 — Derivative Instruments
Derivative Instruments – Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2013, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The major terms of the interest rate swap agreements as of March 31, 2013 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of March 31, 2013	Next Reset Date	Maturity Date
April 25, 2011	$250.0	1.351%	0.204%	April 25, 2013	January 25, 2015
April 25, 2011	250.0	1.347%	0.204%	April 25, 2013	January 25, 2015
April 25, 2011	250.0	1.350%	0.204%	April 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.068%	0.204%	April 25, 2013	January 25, 2015
April 25, 2011	1,000.0	3.150%	0.204%	April 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.750%	0.204%	April 25, 2013	January 25, 2015
April 25, 2011	1,000.0	3.264%	0.204%	April 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.814%	0.204%	April 25, 2013	January 25, 2015
The variable rate on our interest rate swap agreements did not materially change as a result of the April 25, 2013 reset.
Derivative Instruments – Interest Rate Cap Agreements
In February 2013, in conjunction with exercising the option to extend the maturity of the CMBS Financing to 2014, we entered into a new interest rate cap agreement. The interest rate cap agreement, which is effective from February 13, 2013 and terminates February 13, 2015, is for a notional amount of $4,664.1 million at a LIBOR cap rate of 4.5%. Any future changes in fair value of the interest rate cap will be recognized in interest expense during the period in which the changes in value occur.
Derivative Instruments – Other
During the second quarter of 2012, the Company entered into a written put option (the “Option”) for certain preferred equity interests. The potential future aggregate cash payments of $17.5 million as of March 31, 2013 related to the Option may occur from time to time. Based on the structure of this security as a written put option, the obligation for these potential cash payments is not reflected in our Consolidated Condensed Balance Sheets. Additionally, the Option is recorded in our Consolidated Condensed Balance Sheets at its fair value, which was de minimis as of March 31, 2013.
Derivative Instruments – Impact on Consolidated Condensed Financial Statements
The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of March 31, 2013 and December 31, 2012:

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps		$—		$—	Deferred credits and other	$(282.6)	Deferred credits and other	$(306.4)
Interest rate caps	Deferred charges and other	0.1		—		—		—
Total derivatives		$0.1		$—		$(282.6)		$(306.4)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2013 and 2012:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)		Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012		Quarter Ended March 31, 2013	Quarter Ended March 31, 2012		Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Interest rate contracts	$—	$—	Interest expense	$3.9	$7.1	Interest expense	$—	$—

(In millions)		Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Net Loss	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Interest rate contracts	Interest expense	$(21.0)	$34.7
The difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid monthly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarter ended March 31, 2013 and 2012 by $42.2 million and $41.8 million, respectively.
At March 31, 2013, our variable-rate debt, excluding $5,750.0 million of variable-rate debt hedged using interest rate swap agreements, represents 19% of our total debt, while our fixed-rate debt is 81% of our total debt.

Note 9 — Reclassifications out of Accumulated Other Comprehensive Loss
For the quarter ended March 31, 2013, reclassifications out of accumulated other comprehensive loss ("AOCL") include the following:

(In millions)	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Losses on Derivative Instruments
Amount reclassified from AOCL to Interest expense, net of capitalized interest	$0.2	$—	$3.9
Amount reclassified from AOCL to Write-downs, reserves, and project opening costs, net of recoveries	—	(4.1)	—
Amount reclassified from AOCL to Loss/(income) from discontinued operations	—	(2.2)	—
Related tax impact	(0.1)	—	(1.4)
Reclassification, net of income taxes	$0.1	$(6.3)	$2.5
For the quarter ended March 31, 2012, reclassifications out of AOCL include the following:

(In millions)	Losses on derivative instruments
Amount reclassified from AOCL to Interest expense, net of capitalized interest	$7.1
Related tax impact	(2.6)
Reclassification, net of income taxes	$4.5

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 10 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances.
The estimated retail value of such casino promotional allowances is included in operating revenues as follows:

	Quarter Ended March 31,
(In millions)	2013	2012
Food and Beverage	$159.4	$167.9
Rooms	110.6	118.2
Other	23.8	23.7
	$293.8	$309.8
The estimated cost of providing such casino promotional allowances is included in casino expenses as follows:

	Quarter Ended March 31,
(In millions)	2013	2012
Food and Beverage	$113.2	$123.1
Rooms	44.2	45.6
Other	12.3	12.5
	$169.7	$181.2

Note 11 — Loss Per Share
Basic loss per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and (loss)/income from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the quarters ended March 31, 2013 and 2012, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted (loss)/earnings per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.
The following table shows the number of shares which were excluded from the computation of diluted loss per share as they were anti-dilutive:

	Quarter Ended March 31,
(In millions)	2013	2012
Stock options	2.4	8.1
Warrants	0.4	0.4
Total anti-dilutive potential common shares	2.8	8.5

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 12 — Write-downs, Reserves, and Project Opening Costs, net of Recoveries
Write-downs, reserves, and project opening costs, net of recoveries include project opening costs and various pre-tax charges to record contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine reserves.
The components of write-downs, reserves, and project opening costs, net of recoveries are as follows:

	Quarter Ended March 31,
(In millions)	2013	2012
Write-downs and reserves, net of recoveries:
Remediation costs	$12.1	$2.4
Divestitures and abandonments	1.8	6.2
Efficiency projects	—	6.1
Other	5.1	(0.2)
Total write-downs and reserves, net of recoveries	19.0	14.5
Project opening costs	1.7	1.7
Total write-downs, reserves, and project opening costs, net of recoveries	$20.7	$16.2
Remediation costs relate to projects at certain of our Las Vegas properties.
Divestitures and abandonments include (gains)/losses on divested or abandoned assets and costs associated with various projects that are determined to no longer be viable.
Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at streamlining corporate and operating functions to achieve cost savings.
Other includes contingent liability reserves, demolition costs, and other non-routine transactions.

Note 13 — Income Taxes
Total income taxes were allocated as follows:

	Quarter Ended March 31,
(In millions)	2013	2012
Income tax benefit on loss before income taxes	$(290.2)	$(158.3)
Income tax (benefit)/provision on discontinued operations	(2.8)	6.9
Accumulated other comprehensive loss	1.5	2.9
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
The effective tax rate for the quarter ended March 31, 2013 and 2012 was 62.3% and 35.4%, respectively. The primary cause for the difference from the federal statutory rate of 35% is due to a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the quarter which was retroactive to December 2012. In addition, the rate was favorably impacted by (i) retroactive U.S. tax law changes which were enacted in January 2013 and (ii) a favorable tax ruling in Israel received in February 2013.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 14 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of March 31, 2013 and December 31, 2012:

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Investments	$157.8	$157.8	$—	$—
Derivative instruments	0.1	—	0.1	—
Liabilities:
Derivative instruments	(282.6)	—	(282.6)	—

December 31, 2012
Assets:
Investments	$155.2	$155.2	$—	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(306.4)	—	(306.4)	—
___________________

*	Amount rounds to zero
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
The fair value of investments in marketable securities were as follows:

(In millions)	March 31, 2013	December 31, 2012
Equity securities	$3.2	$2.8
Government bonds	111.9	111.4
Other liquid investments	42.7	41.0
Total investments	$157.8	$155.2
Gross unrealized gains and losses on marketable securities at March 31, 2013 and December 31, 2012 were not material.
Derivative instruments
The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 8, "Derivative Instruments," for more information.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Items Measured at Fair Value on a Non-recurring Basis
The following table shows the fair value of our assets and liabilities that are required to be measured at fair value as of March 31, 2013 and the total impairment recorded on these assets during the three months ended March 31, 2013:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Impairment
Intangible assets other than goodwill	$17.8	$—	$—	$17.8	$20.0
Net assets held for sale	$394.6	$—	$—	$394.6	$21.0
Contingent earnout liability	$58.0	$—	$—	$58.0	$—
Net assets held for sale represent the net assets of the subsidiaries that hold our land concession in Macau and the contingent earnout liability relates to CIE's acquisition of Buffalo's assets, both of which are further described in Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
Market and income approaches were used to value the intangible and tangible assets in accordance with the provisions of FASB Codification Subtopic 350, Intangibles -- Goodwill and Other, and Subtopic 360, Property, Plant, and Equipment. Inputs included an expected range of market values, probability assessments made by management that each outcome could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate. The fair value of our contingent liability is estimated based upon probability-weighted outcomes using the best information available including cash flow projections.
Items Disclosed at Fair Value
Long-term debt
The fair value of the Company’s debt has been calculated based on the borrowing rates available as of March 31, 2013, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of March 31, 2013, the Company’s outstanding debt had an estimated fair value of $21,499.1 million and a carrying value of $21,277.1 million.

Note 15 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
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
On October 21, 2010, the administrative law judge (“ALJ”) issued a decision and ruled in our favor on a number of key issues, including that complimentary employee meals are not subject to sales tax. Although both the Company and the Department filed an appeal of the decision with the Nevada Tax Commission (“Commission”), the case was returned to the ALJ for further factual development. The ALJ issued a second decision on March 8, 2012, reversing her previous, partially favorable ruling relating to the taxability of complimentary employee meals and affirmed the taxability of complimentary meals but limited the entire sales tax assessment to the amount of the Company's use tax refund claims resulting in no use tax refund awarded but no sales tax amounts due. The ALJ decision was affirmed in the Commission hearing on June 25, 2012 and the Commission's final decision was issued on July 31, 2012. We filed a petition for judicial review with the District Court on August 7, 2012. On March 1, 2013, the District Court judge ruled that employee meals are not subject to sales tax but affirmed the application of sales tax to complimentary patron meals. Additionally, the judge ordered a refund of the portion of our use tax refund claims filed prior to October 1, 2005 without any offsetting sales tax assessments relating to complimentary patron meals for those periods. We have appealed the District Court decision to the Nevada Supreme Court.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Subsequent to a written Commission decision issued in February 2012 for another gaming company, the Department has issued draft regulations requiring the collection of sales tax on the retail value of complimentary meals and the cost of employee meals. Although the Commission approved the regulation on June 25, 2012, there are several additional approvals required, including by the Legislative Commission, before the regulation is finalized. On June 6, 2012, the Department issued additional guidance regarding the payment of sales tax on complimentary and employee meals, maintaining that meals are taxable as of February 15, 2012 but that the payment of the tax is due, without penalty or interest, at the earlier of (a) one month after approval of the regulation by the Legislative Commission, (b) one month after a Nevada Supreme Court decision, (c) the effective date of any legislation or (d) June 30, 2013. The Department stated that it provided this additional guidance regarding the deferral of payment requirements because the Legislative Commission has not had the opportunity to approve the regulation and because there are several ongoing appeals that have not been heard by the Commission and the Nevada Supreme Court.
As of March 31, 2013 we have accrued $17.5 million in sales tax accruals on complementary meals. Due to uncertainty regarding the ultimate outcome of our pending litigation and/or the final approval and form of the pending regulation, we continue to record sales tax reserves against loss on this matter.
Other
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Contractual Commitments
Material changes to our aggregate indebtedness are described in Note 7, "Debt." At March 31, 2013, our estimated interest payments for the rest of the year ended December 31, 2013 are $1,511.8 million, for the years ended December 31, 2014 through 2017 are $2,024.6 million, $1,682.4 million, $1,527.9 million, and $1,273.5 million, respectively, and our estimated interest payments thereafter are $1,421.1 million.
There have been no material changes of our other known contractual obligations to those set forth in our 2012 10-K.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contingent Liabilities
In December 1998, Hilton Hotels Corporation ("Hilton") spun-off its gaming operations as Park Place Entertainment Corporation ("Park Place"). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the "Allocation Agreement") whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the "Hilton Plan") based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc., and the Company acquired Caesars Entertainment, Inc. in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia (the "Court") certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan's benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants' service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. Thereafter, the Court required the parties to attempt to agree on a remedies determination and further required the parties to submit briefs to the Court in support of their positions. On September 7, 2010, the Court issued an opinion resolving certain of Hilton's and the plaintiffs' issues regarding a remedies determination and requiring the parties to confer and take other actions in an effort to resolve the remaining issues. On July 28 and 29, 2011, the Court held a hearing to address the remaining remedy issues and on August 31, 2011, the Court issued a Memorandum Opinion and a final Order (the “Order”). In the Order, the Court ordered, among other things, Hilton to award back payments and commence increased benefits for all class members no later than January 1, 2012 or, in the case of any individual benefit or vesting disputes, within 30 days after the final dispute resolution by the Court. On September 28, 2011, Hilton filed a Motion for Reconsideration to ask the Court to reconsider certain aspects of the Order. On October 5, 2011, Hilton filed a Notice of Appeal to appeal all aspects of the Order and all other orders in the case to the United States Court of Appeals for the District of Columbia Circuit (the "Circuit Court") and on December 22, 2011, plaintiffs filed a cross-appeal. On November 28, 2011, Hilton filed a motion to stay the implementation of the backloading remedy pending the appeal and on January 19, 2012, the Court granted Hilton's motion contingent upon Hilton posting a bond of $75.8 million by no later than February 21, 2012. On December 14, 2012, the Circuit Court affirmed the decisions of the Court. At various times prior to the Court’s 2010 opinion, we were advised by counsel for the defendants that the plaintiffs estimated that the damages were in the range of $80.0 million to $280.0 million. Counsel for the defendants further advised that approximately $50 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.
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

Note 16 — Supplemental Cash Flow Information
Significant Non-cash Transactions
Significant non-cash transactions during the three months ended March 31, 2013 include non-cash intangible asset impairment charges of $20.0 million as further described in Note 6, "Goodwill and Other Intangible Assets," and non-cash charges of $42.5 million related to discontinued operations as further described in Note 3, "Acquisitions, Investments, Dispositions and Divestitures."

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cash Paid for Interest and Taxes
The following table reconciles our interest expense, net of capitalized interest, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	Quarter Ended March 31,
(In millions)	2013	2012
Interest expense, net of interest capitalized	$574.7	$562.0
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(160.4)	(149.1)
Amortization of deferred finance charges	(16.0)	(38.3)
Net amortization of discounts and premiums	(70.7)	(58.2)
Amortization of accumulated other comprehensive loss	(4.2)	(7.2)
Rollover of PIK interest to principal	(0.6)	(0.5)
Change in fair value of derivative instruments	21.0	(34.7)
Cash paid for interest	$343.8	$274.0
Cash payments for income taxes, net	$7.7	$3.8

Note 17 — Stock-Based Compensation
Our stock-based compensation expense consists primarily of time-based and performance-based options of Caesars Entertainment and one of its subsidiaries that have been granted to management, other personnel and key service providers. The Company has recognized compensation expense associated with its stock-based compensation programs as follows:

	Quarter Ended March 31,
(In millions)	2013	2012
Amounts included in:
Corporate expense	$0.7	$10.1
Property, general, administrative, and other	2.9	1.4
Total stock-based compensation expense	$3.6	$11.5
During the quarter ended March 31, 2013, the Company recorded $1.3 million of expense related to stock-based awards of its subsidiaries, of which $0.5 million related to liability-classified awards that are re-measured to fair value at each reporting date, and $0.8 million related to equity-classified awards that are measured at their fair value at the date of grant.
The following is a summary of share-based option activity, including options under the Company's 2008 incentive plan and the Company's 2012 incentive plan and warrants to purchase common stock, for the quarter ended March 31, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	8,478,148	$12.22
Granted	13,728	$11.18
Canceled	(189,933)	$13.31
Outstanding at March 31, 2013	8,301,943	$12.20
Vested and expected to vest at March 31, 2013	6,345,379	$12.24
Exercisable at March 31, 2013	1,393,852	$11.60

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 18 — Related Party Transactions
In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to the Sponsors, which are included in corporate expense in our Consolidated Condensed Statements of Operations, was $7.5 million for each of the quarters ended March 31, 2013 and 2012, respectively. We also reimburse the Sponsors for expenses that they incur related to their management services. We may engage in transactions with companies owned or controlled by affiliates of our Sponsors in the normal course of business. We believe such transactions are conducted at fair value. In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.

Note 19 — Subsequent Events
Caesars Growth Partners
On April 23, 2013, the Company announced that its board of directors has approved the material terms of a proposed strategic transaction, pursuant to which the Company will form a new growth-oriented entity, Caesars Growth Partners, LLC (“Growth Partners”), to be owned by Caesars Entertainment and participating Caesars stockholders, including its current financial sponsors, affiliates of the Sponsors. Participating Caesars stockholders will own their interests in Growth Partners through Caesars Acquisition Company (“CAC”), a new company created to facilitate the transaction. CAC will hold all of the voting units of Growth Partners. The Sponsors have advised the Company that they each intend to invest $250.0 million in CAC, though they have not entered into any agreement to do so. Consummation of the transaction will be contingent on such investment by the Sponsors. Neither CAC nor the Company may sell or transfer any units of Growth Partners without the prior consent of the other prior to the fifth anniversary of the issuance. From and after the fifth anniversary of the issuance, CAC or the Company may transfer units of Growth Partners to a non-competitor of Caesars Entertainment. CAC shall have the right of first offer with respect to any transfer by the Company. In addition, after the fifth anniversary of the issuance, the non-voting units of Growth Partners will be exchangeable into non-voting shares of CAC with terms equivalent to the non-voting units and with rights to have such shares registered under the Securities Act of 1933.
The Company intends to distribute subscription rights at no charge to Caesars stockholders on a pro rata basis. The subscription rights will afford each stockholder of Caesars Entertainment the right to acquire for cash at least the same pro rata ownership interest in CAC as such stockholder holds in Caesars Entertainment. CAC will use the proceeds from its sale of shares to acquire all of the voting interests in Growth Partners. The Company and its subsidiaries will contribute their shares of CIE and approximately $1.1 billion face value of senior notes previously issued by Caesars Entertainment Operating Company, Inc. (“CEOC Notes”) that are owned by another subsidiary of the Company, which together have been valued at $1.275 billion, to Growth Partners in exchange for non-voting units. This valuation may be increased by up to $225.0 million if earnings from CIE’s social and mobile games business exceed a specified amount in 2015, in which case the Company or its subsidiaries will receive additional non-voting units of Growth Partners. As a result of these asset contributions, the Company's economic interest in Growth Partners at the closing of the transaction will be at least 57.0%, and may be as much as 77.0%, depending on the amount of proceeds raised by CAC through its sale of shares, prior to any potential valuation increase and certain other potential adjustments. Additionally, Growth Partners intends to use $360.0 million of proceeds received from CAC to purchase from a Caesars Entertainment subsidiary the Planet Hollywood Resort & Casino in Las Vegas, Caesars’ joint venture interests in a casino under development in Baltimore (Horseshoe Baltimore) and a financial stake in the management fee stream for both of those properties, equal to 50% of the management fee. A subsidiary of Growth Partners will assume the current debt outstanding of $515.5 million related to Planet Hollywood, subject to lender approval. Caesars Entertainment and its affiliated companies will continue to manage Planet Hollywood and Horseshoe Baltimore. Growth Partners will enter into a management services agreement with the Company and certain of its subsidiaries for access to advisory and business management services and corporate shared services, on arm’s length terms.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company and Growth Partners will have the opportunity to work together to develop future projects. The Company will have the option to (1) pursue any potential project itself or (2) decline the project for itself, after which Growth Partners may elect or decline to pursue the project. A committee of the board of directors of the Company consisting of disinterested directors will make determinations on behalf of the Company with respect to any new investment and acquisition opportunities. Each opportunity will be negotiated separately by the Company and Growth Partners, but the assumption for these transactions will be that Growth Partners will receive 50.0% of the ongoing management fee. The Company will have the first right to make an offer if Growth Partners plans to sell any assets acquired from the Company.
The transaction will include certain value-related adjustments at closing, as follows.

•
Value of the CEOC Notes. The actual value of the CEOC Notes will be recalculated on the closing date of the transaction using the 90 day trading average closing price for each tranche of the CEOC Notes for the period ended on the closing date of the transaction, net of certain costs, commissions and discounts. The ownership percentages of Caesars and CAC in Growth Partners will be recalculated accordingly.

•
Restoration of fair market value of the rights. The aggregate value (the “rights value”), if any, of the CAC subscription rights that are distributed by Caesars will be returned to Caesars by Growth Partners in the form of CEOC Notes with equivalent value to the rights value. To determine the number of CEOC Notes to be returned to Caesars, the value of the CEOC Notes will be recalculated based on the same methodology originally used to calculate the currently-agreed valuation of the CEOC Notes, but determined as of the date of the restoration. This transfer will not reduce the number of Caesars non-voting units of Growth Partners or CAC’s voting units of Growth Partners, but it will reduce CAC’s capital account balance.

After the third anniversary of the closing of the transaction, the Company and/or its subsidiaries will have the right to acquire the voting units of Growth Partners, or at the election of CAC, the shares of CAC. The call right may be exercised, at the Company's option, for either cash or registered listed common stock of Caesars Entertainment or a combination thereof, provided that the cash portion of the consideration may not exceed 50.0% of the total consideration delivered in connection with any exercise of the call right. The call right may be exercisable in part by the Company (up to three times), but until the call right is exercised in full, any voting units acquired by the Company will be converted into non-voting units. Additionally, the call right may only be exercised if the following conditions are met: (x) Caesars’ common stock (i) is registered with the Securities and Exchange Commission, (ii) is listed for trading and trades on a national securities exchange and (iii) issuable upon exercise of the call will represent, in the aggregate, not more than 50.0% of the total Caesars’ common stock issued and outstanding giving effect to the exercise of the call; (y) Caesars has a minimum liquidity of $1.0 billion and a maximum net debt leverage ratio of 9.00 to 1.00; and (z) no event of default has occurred and is in effect under any financing agreement of the Company or its subsidiaries. The call price will be the greater of (a) CAC’s pro rata share of the fair market value of the purchased shares at the time of the exercise of the call right and (b) CAC’s net capital invested plus a 10.5% internal rate of return; however, the maximum internal rate of return that may be earned by CAC upon the exercise of the call right is 25.0%. Further, in the event that a stockholder vote of the Company is required in connection with the exercise of the call right, receipt of affirmative approval of such vote will be a condition to the exercise of the call right and at closing the Sponsors will enter into a voting support agreement in favor of any such stockholder approval. In addition, a majority of the independent directors of the board of directors of the Company must approve the exercise of the call right by the Company and/or its subsidiaries. The call right will be transferable by the Company to a transferee that also receives a transfer of all of the non-voting units of Growth Partners held by the Company and will be exercisable by the transferee upon the same terms and conditions that apply to the Company.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Following the fifth anniversary of the closing of the transaction and until the eight years and six months anniversary of the closing of the transaction, the board of directors of CAC will have the right to cause a liquidation of Growth Partners, which means the sale or winding up of Growth Partners, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of Growth Partners to the holders of Growth Partners’ units. Unless otherwise agreed by the holders of the non-voting units, on the eight years and six months anniversary of the closing of the transaction, if CAC has not previously exercised its liquidation right, Growth Partners shall liquidate as described above. Upon a liquidation, all net cash and other assets of Growth Partners that are not monetizable shall, subject to applicable gaming regulatory laws, be distributed as follows: (i) first, to all units held by CAC until amounts distributed equal return of capital plus a 10.5% per annum return on investment (such return to begin accruing on the proceeds in excess of the purchase price of Planet Hollywood and Horseshoe Baltimore only upon the investment of such excess proceeds by Growth Partners); (ii) second, to all units held by the Company and/or its subsidiaries until the Company catches up to its respective amount distributed pursuant to clause (i) (including the 10.5% per annum return on investment) and (iii) third, to all holders of units pro rata. The terms and conditions of the transactions will be subject to the terms and conditions set forth in the definitive documentation for these transactions. The closing of the transactions will be subject to certain conditions, including entry into definitive documentation, the receipt of required approvals from applicable gaming and other regulatory authorities and the receipt of certain bring-down opinions, and there can be no assurance that such conditions will be satisfied.
CEOC Credit Facility
In April 2013, upon receipt of required regulatory approvals, we obtained an additional $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017.

Note 20 — Condensed Consolidating Financial Information of Guarantors and Issuers
CEOC is the issuer of certain registered debt securities, a portion of which is guaranteed by Caesars Entertainment ("Parent-Only Guaranteed Debt") and a portion of which is guaranteed by both Caesars Entertainment and certain wholly-owned subsidiaries of CEOC ("Parent and Subsidiary Guaranteed Debt"). The table below presents the condensed consolidating financial information relevant to these two guarantee structures as of March 31, 2013, and December 31, 2012, and for the quarters ended March 31, 2013 and 2012. The CEC (parent guarantor), subsidiary issuer, and subsidiary non-guarantors of parent-only guaranteed debt columns represent the information related to the Parent-Only Guaranteed Debt structure. The CEC (parent guarantor), subsidiary issuer, subsidiary guarantors of parent and subsidiary guaranteed debt, and subsidiary non-guarantors of parent and subsidiary guaranteed debt columns represent the information related to the Parent and Subsidiary Guaranteed Debt structure.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$80.8	$1,283.9	$299.5	$431.2	$730.7	$—	$2,095.4
Restricted cash	—	—	5.1	65.5	70.6	—	70.6
Receivables, less allowance for doubtful accounts	—	20.9	304.9	218.1	523.0	—	543.9
Deferred income taxes	—	77.4	75.6	21.7	97.3	—	174.7
Prepayments and other current assets	5.1	12.7	107.7	66.1	173.8	—	191.6
Inventories	—	0.2	30.9	18.6	49.5	—	49.7
Intercompany receivables	11.1	278.5	127.8	114.5	242.3	(531.9)	—
Assets held for sale	—	—	—	5.2	5.2	—	5.2
Total current assets	97.0	1,673.6	951.5	940.9	1,892.4	(531.9)	3,131.1
Property and equipment, net of accumulated depreciation	—	187.7	8,502.3	6,989.8	15,492.1	(3.6)	15,676.2
Goodwill	—	—	1,330.9	1,834.9	3,165.8	—	3,165.8
Intangible assets other than goodwill	—	4.0	3,140.8	777.1	3,917.9	—	3,921.9
Investments in subsidiaries	—	11,581.9	913.0	906.5	1,819.5	(13,401.4)	—
Investments in and advances to non-consolidated affiliates	—	—	3.1	115.5	118.6	—	118.6
Restricted cash	—	—	—	295.9	295.9	—	295.9
Deferred charges and other	6.2	316.8	187.1	218.0	405.1	(5.2)	722.9
Intercompany receivables	525.1	1,073.9	586.0	153.6	739.6	(2,338.6)	—
Assets held for sale	—	—	—	442.6	442.6	—	442.6
	$628.3	$14,837.9	$15,614.7	$12,674.8	$28,289.5	$(16,280.7)	$27,475.0
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$3.8	$66.5	$128.2	$141.9	$270.1	$—	$340.4
Interest payable	—	361.7	0.5	24.2	24.7	—	386.4
Accrued expenses	—	158.2	386.1	486.4	872.5	—	1,030.7
Current portion of long-term debt	—	125.9	10.9	6.2	17.1	—	143.0
Intercompany payables	0.6	81.9	291.7	157.7	449.4	(531.9)	—
Liabilities held for sale	—	—	—	3.5	3.5	—	3.5
Total current liabilities	4.4	794.2	817.4	819.9	1,637.3	(531.9)	1,904.0
Long-term debt	—	15,880.5	64.6	6,115.2	6,179.8	(926.2)	21,134.1
Accumulated losses of subsidiaries in excess of investment	1,183.1	—	—	—	—	(1,183.1)	—
Deferred credits and other	—	512.5	140.4	188.1	328.5	—	841.0
Deferred income taxes	—	223.9	2,064.9	1,857.5	3,922.4	(40.1)	4,106.2
Intercompany payables	55.0	583.5	871.7	828.4	1,700.1	(2,338.6)	—
Liabilities held for sale	—	—	—	49.7	49.7	—	49.7
	1,242.5	17,994.6	3,959.0	9,858.8	13,817.8	(5,019.9)	28,035.0
Total Caesars stockholders’ (deficit)/equity	(614.2)	(3,156.7)	11,655.7	2,738.9	14,394.6	(11,260.8)	(637.1)
Non-controlling interests	—	—	—	77.1	77.1	—	77.1
Total (deficit)/equity	(614.2)	(3,156.7)	11,655.7	2,816.0	14,471.7	(11,260.8)	(560.0)
	$628.3	$14,837.9	$15,614.7	$12,674.8	$28,289.5	$(16,280.7)	$27,475.0

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
FOR THE QUARTER ENDED MARCH 31, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$12.0	$914.5	$568.6	$1,483.1	$—	$1,495.1
Food and beverage	—	2.8	204.4	172.9	377.3	—	380.1
Rooms	—	3.3	149.2	135.7	284.9	—	288.2
Management fees	—	(1.7)	16.7	4.6	21.3	(8.9)	10.7
Other	—	13.3	89.4	205.7	295.1	(45.5)	262.9
Less: casino promotional allowances	—	(3.6)	(171.2)	(119.0)	(290.2)	—	(293.8)
Net revenues	—	26.1	1,203.0	968.5	2,171.5	(54.4)	2,143.2
Operating expenses
Direct
Casino	—	8.5	521.7	304.5	826.2	—	834.7
Food and beverage	—	1.3	85.2	78.7	163.9	—	165.2
Rooms	—	0.5	34.7	38.1	72.8	—	73.3
Property, general, administrative, and other	—	4.3	295.3	325.0	620.3	(43.1)	581.5
Depreciation and amortization	—	1.2	100.8	59.7	160.5	—	161.7
Write-downs, reserves, and project opening costs, net of recoveries	—	—	4.7	16.0	20.7	—	20.7
Intangible and tangible asset impairment charges	—	—	20.0	—	20.0	—	20.0
(Income)/loss on interests in non-consolidated affiliates	—	—	(0.1)	2.7	2.6	—	2.6
Loss/(income) on interests in subsidiaries	220.7	(131.7)	4.1	—	4.1	(93.1)	—
Corporate expense	1.7	30.3	1.7	13.8	15.5	(11.4)	36.1
Acquisition and integration costs	—	11.5	0.2	52.5	52.7	—	64.2
Amortization of intangible assets	—	0.2	22.1	19.1	41.2	—	41.4
Total operating expenses	222.4	(73.9)	1,090.4	910.1	2,000.5	(147.6)	2,001.4
(Loss)/income from operations	(222.4)	100.0	112.6	58.4	171.0	93.2	141.8
Interest expense, net of interest capitalized	(0.6)	(515.1)	(14.7)	(101.6)	(116.3)	57.3	(574.7)
Loss on early extinguishments of debt	—	(29.4)	—	(7.3)	(7.3)	—	(36.7)
Other income, including interest income	12.6	17.2	5.1	44.0	49.1	(75.2)	3.7
(Loss)/income from continuing operations before income taxes	(210.4)	(427.3)	103.0	(6.5)	96.5	75.3	(465.9)
(Provision)/benefit for income taxes	(0.8)	204.7	67.7	15.2	82.9	3.4	290.2
Net (loss)/income from continuing operations, net of taxes	(211.2)	(222.6)	170.7	8.7	179.4	78.7	(175.7)
Discontinued operations
Loss from discontinued operations	—	—	(0.8)	(43.0)	(43.8)	—	(43.8)
Benefit for income taxes	—	—	0.4	2.4	2.8	—	2.8
Loss from discontinued operations, net of income taxes	—	—	(0.4)	(40.6)	(41.0)	—	(41.0)
Net (loss)/income	(211.2)	(222.6)	170.3	(31.9)	138.4	78.7	(216.7)
Less: net income attributable to non-controlling interests	—	—	—	(0.9)	(0.9)	—	(0.9)
Net (loss)/income attributable to Caesars	(211.2)	(222.6)	170.3	(32.8)	137.5	78.7	(217.6)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	(13.1)	—	60.0	60.0	(59.9)	(13.0)
Comprehensive (loss)/income attributable to Caesars	$(211.2)	$(235.7)	$170.3	$27.2	$197.5	$18.8	$(230.6)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
FOR THE QUARTER ENDED MARCH 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$10.3	$1,007.0	$607.7	$1,614.7	$—	$1,625.0
Food and beverage	—	2.7	205.3	174.1	379.4	—	382.1
Rooms	—	3.2	157.2	143.4	300.6	—	303.8
Management fees	—	0.1	16.6	1.1	17.7	(8.2)	9.6
Other	—	14.0	100.1	126.6	226.7	(45.3)	195.4
Less: casino promotional allowances	—	(3.7)	(183.1)	(123.0)	(306.1)	—	(309.8)
Net revenues	—	26.6	1,303.1	929.9	2,233.0	(53.5)	2,206.1
Operating expenses
Direct
Casino	—	8.2	575.5	341.1	916.6	—	924.8
Food and beverage	—	1.4	82.0	78.4	160.4	—	161.8
Rooms	—	0.3	35.1	39.7	74.8	—	75.1
Property, general, administrative, and other	—	9.7	292.9	249.4	542.3	(41.2)	510.8
Depreciation and amortization	—	1.7	108.5	69.3	177.8	—	179.5
Write-downs, reserves, and project opening costs, net of recoveries	—	3.1	9.5	3.6	13.1	—	16.2
Intangible and tangible asset impairment charges	—	—	167.5	6.5	174.0	—	174.0
(Income)/loss on interests in non-consolidated affiliates	—	—	(0.1)	7.2	7.1	—	7.1
Loss/(income) on interests in subsidiaries	280.3	4.5	12.4	—	12.4	(297.2)	—
Corporate expense	5.7	37.7	6.5	14.6	21.1	(12.3)	52.2
Acquisition and integration costs	—	—	—	0.1	0.1	—	0.1
Amortization of intangible assets	—	0.2	23.2	19.8	43.0	—	43.2
Total operating expenses	286.0	66.8	1,313.0	829.7	2,142.7	(350.7)	2,144.8
(Loss)/income from operations	(286.0)	(40.2)	(9.9)	100.2	90.3	297.2	61.3
Interest expense, net of interest capitalized	—	(509.0)	(7.7)	(95.2)	(102.9)	49.9	(562.0)
Gains on early extinguishments of debt	—	—	—	45.8	45.8	—	45.8
Other income, including interest income	5.2	14.9	5.4	32.6	38.0	(49.9)	8.2
(Loss)/income from continuing operations before income taxes	(280.8)	(534.3)	(12.2)	83.4	71.2	297.2	(446.7)
Benefit/(provision) for income taxes	0.2	185.2	(1.0)	(30.1)	(31.1)	4.0	158.3
(Loss)/income from continuing operations, net of income taxes	(280.6)	(349.1)	(13.2)	53.3	40.1	301.2	(288.4)
Discontinued operations
Income/(loss) from discontinued operations	—	—	19.1	(4.9)	14.2	—	14.2
(Provision)/benefit for income taxes	—	—	(3.4)	0.5	(2.9)	(4.0)	(6.9)
Income/(loss) from discontinued operations, net of income taxes	—	—	15.7	(4.4)	11.3	(4.0)	7.3
Net (loss)/income	(280.6)	(349.1)	2.5	48.9	51.4	297.2	(281.1)
Less: net loss attributable to non-controlling interests	—	—	—	0.5	0.5	—	0.5
Net (loss)/income attributable to Caesars	(280.6)	(349.1)	2.5	49.4	51.9	297.2	(280.6)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	(12.2)	—	21.5	21.5	—	9.3
Less: foreign currency translation adjustments attributable to non-controlling interests, net of income taxes	—	—	—	(1.0)	(1.0)	—	(1.0)
Comprehensive (loss)/income attributable to Caesars	$(280.6)	$(361.3)	$2.5	$69.9	$72.4	$297.2	$(272.3)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$56.0	$(121.0)	$31.4	$(9.9)	$21.5	$(3.8)	$(47.3)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(2.1)	(76.4)	(73.4)	(149.8)	3.8	(148.1)
Change in restricted cash	—	—	(5.1)	836.8	831.7	—	831.7
Investments in/advances to non-consolidated affiliates and other	—	—	—	(21.9)	(21.9)	—	(21.9)
Purchase of additional interests in subsidiaries	(20.4)	(1.5)	—	—	—	21.9	—
Dividends received	—	18.6	18.6	—	18.6	(37.2)	—
Purchases of investment securities	—	—	—	(1.4)	(1.4)	—	(1.4)
Proceeds from the sale and maturity of investment securities	—	—	—	0.7	0.7	—	0.7
Other	(0.2)	—	(2.0)	(1.0)	(3.0)	—	(3.2)
Cash flows (used in)/provided by investing activities	(20.6)	15.0	(64.9)	739.8	674.9	(11.5)	657.8
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	127.0	—	1,462.5	1,462.5	—	1,589.5
Assumption of debt issued by non-guarantors	—	2,199.4	—	(2,199.4)	(2,199.4)	—	—
Debt issuance costs and fees	—	(47.3)	—	—	—	—	(47.3)
Cash paid for early extinguishments of debt	—	(1,783.3)	—	(0.9)	(0.9)	—	(1,784.2)
Cash paid for loan maturity extension fees	—	—	—	(23.3)	(23.3)	—	(23.3)
Scheduled debt retirements	—	(2.5)	—	—	—	—	(2.5)
Dividends paid	—	—	(18.6)	(18.6)	(37.2)	37.2	—
Other	—	—	(1.7)	(4.1)	(5.8)	—	(5.8)
Transfers from/(to) affiliates	38.0	(15.3)	(0.1)	(0.7)	(0.8)	(21.9)	—
Cash flows provided by/(used in) financing activities	38.0	478.0	(20.4)	(784.5)	(804.9)	15.3	(273.6)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.4)	1.5	1.1	—	1.1
Cash flows from investing activities	—	—	—	—	—	—	—
Net cash (used in)/provided by discontinued operations	—	—	(0.4)	1.5	1.1	—	1.1
Net increase/(decrease) in cash and cash equivalents	73.4	372.0	(54.3)	(53.1)	(107.4)	—	338.0
Change in cash classified as assets held for sale	—	—	—	(0.1)	(0.1)	—	(0.1)
Cash and cash equivalents, beginning of period	7.4	911.9	353.8	484.4	838.2	—	1,757.5
Cash and cash equivalents, end of period	$80.8	$1,283.9	$299.5	$431.2	$730.7	$—	$2,095.4

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$95.8	$193.8	$(137.2)	$(9.1)	$(146.3)	$—	$143.3
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(0.6)	(27.0)	(55.1)	(82.1)	—	(82.7)
Change in restricted cash	—	—	—	70.2	70.2	—	70.2
Investments in/advances to non-consolidated affiliates	—	—	—	(0.2)	(0.2)	—	(0.2)
Return of investment in subsidiary	—	—	92.5	—	92.5	(92.5)	—
Purchase of additional interests in subsidiaries	(71.8)	—	—	—	—	71.8	—
Purchases of investment securities	—	—	—	(4.9)	(4.9)	—	(4.9)
Proceeds from the sale and maturity of investment securities	—	—	—	0.2	0.2	—	0.2
Other	—	—	(1.4)	4.0	2.6	—	2.6
Cash flows (used in)/provided by investing activities	(71.8)	(0.6)	64.1	14.2	78.3	(20.7)	(14.8)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	1,313.6	—	330.0	330.0	—	1,643.6
Debt issuance costs and fees	—	(23.3)	—	(7.3)	(7.3)	—	(30.6)
Borrowings under lending agreements	—	453.0	—	—	—	—	453.0
Repayments under lending agreements	—	(608.0)	—	—	—	—	(608.0)
Cash paid for early extinguishments of debt	—	(1,095.6)	—	(301.7)	(301.7)	—	(1,397.3)
Scheduled debt retirements	—	(3.8)	—	—	—	—	(3.8)
Purchase of additional interests in subsidiary	—	—	(9.6)	—	(9.6)	—	(9.6)
Non-controlling interests' contribution, net of distributions	—	—	—	28.9	28.9	—	28.9
Issuance of common stock, net of fees	17.2	—	—	—	—	—	17.2
Other	—	—	(6.7)	(0.8)	(7.5)	—	(7.5)
Transfer (to)/from affiliates	(34.0)	110.2	—	(96.9)	(96.9)	20.7	—
Cash flows (used in)/provided by financing activities	(16.8)	146.1	(16.3)	(47.8)	(64.1)	20.7	85.9
Cash flows from discontinued operations
Cash flows from operating activities	—	—	18.9	1.2	20.1	(4.0)	16.1
Cash flows from investing activities	—	—	(0.2)	—	(0.2)	—	(0.2)
Net cash provided by/(used in) discontinued operations	—	—	18.7	1.2	19.9	(4.0)	15.9
Net increase/(decrease) in cash and cash equivalents	7.2	339.3	(70.7)	(41.5)	(112.2)	(4.0)	230.3
Change in cash classified as assets held for sale	—	—	1.3	(0.3)	1.0	—	1.0
Cash and cash equivalents, beginning of period	3.9	16.6	372.5	498.2	870.7	—	891.2
Cash and cash equivalents, end of period	$11.1	$355.9	$303.1	$456.4	$759.5	$(4.0)	$1,122.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the quarters ended March 31, 2013 and 2012 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2012 10-K.
Regional Aggregation
The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company's casino properties (as of March 31, 2013 or otherwise noted below), have been grouped into seven regions as shown in the table below to facilitate discussion of the Company's operating results.

Las Vegas	Atlantic City	Louisiana/Mississippi	Iowa/Missouri
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s North Kansas City
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Council Bluffs
Flamingo Las Vegas (a)	Bally’s Atlantic City	Horseshoe Bossier City	Horseshoe Council Bluffs/Bluffs Run
Harrah’s Las Vegas	Caesars Atlantic City	Grand Biloxi
Paris Las Vegas	Harrah’s Philadelphia (c)	Harrah’s Tunica
Rio		Horseshoe Tunica
The Quad Resort & Casino		Tunica Roadhouse Hotel & Casino
Bill’s Gamblin’ Hall & Saloon (b)
Planet Hollywood Resort & Casino

Illinois/Indiana	Other Nevada	Managed and International
Horseshoe Southern Indiana	Harrah’s Reno	Harrah’s Ak-Chin (e)
Harrah’s Joliet (d)	Harrah’s Lake Tahoe	Harrah’s Cherokee (e)
Harrah’s Metropolis	Harveys Lake Tahoe	Harrah’s Rincon (e)
Horseshoe Hammond	Harrah's Laughlin	Horseshoe Cleveland (f)
Horseshoe Cincinnati (f)
Conrad Punta del Este (g)
Caesars Windsor (h)
London Clubs International (i)
__________________

(a)	Includes O'Shea's Casino, which is adjacent to this property. O'Shea's Casino temporarily ceased operations on April 30, 2012 and is expected to reopen in 2013 as part of The Quad Resort & Casino.

(b)
Bill's Gamblin' Hall & Saloon temporarily closed in early February 2013 to accommodate the renovations into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovated hotel, casino, and restaurant are expected to re-open as the Gansevoort Las Vegas in early 2014 and the dayclub/nightclub is expected to open in the first half of 2014.

(c)	We have a 99.5% ownership interest in and manage this property.

(d)	We have an 80% ownership interest in and manage this property.

(e)	Managed.

(f)	We manage this property and have a 20% interest in Rock Ohio Caesars, LLC, which owns this property.

(g)
We have an approximately 95% ownership interest in and manage this property. In November 2012, we entered into a definitive agreement with Enjoy to sell 45% of Baluma S.A., our subsidiary that owns and operates Conrad. Upon consummation of the transaction we will have an approximate 52% ownership in this property and will no longer manage the property.

(h)	We operate this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(i)	We own, operate, or manage nine casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70% ownership interest in and manage one casino in South Africa.

Consolidated Operating Results

	Quarter Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012
Casino revenues	$1,495.1	$1,625.0	(8.0)%
Net revenues	2,143.2	2,206.1	(2.9)%
Income from operations	141.8	61.3	131.3%
Loss from continuing operations, net of income taxes	(175.7)	(288.4)	39.1%
(Loss)/income from discontinued operations, net of income taxes	(41.0)	7.3	*
Net loss attributable to Caesars	(217.6)	(280.6)	22.5%
Operating Margin (1)	6.6%	2.8%	3.8 pts
Property EBITDA (2)	487.4	556.6	(12.4)%
Net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of the Harrah's St. Louis casino which was sold in November 2012, the results of Alea Leeds casino which was closed in March 2013 and the results of the subsidiaries that hold our land concession in Macau, all of which are presented as discontinued operations.

See footnotes following the Managed, International, and Other Region results discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
___________________
*    Not meaningful.
Quarter ended March 31, 2013 compared with March 31, 2012
Net revenues decreased $62.9 million and casino revenues declined $129.9 million in the first quarter 2013 compared to the very strong prior year quarter, as a result of declines in overall visitation to our properties, likely related to weakness in consumer sentiment, particularly among less affluent consumers.
Revenues dropped most significantly in the Atlantic City region due to continued competitive pressure in the region, weakness in the economic environment, and the slow recovery from Hurricane Sandy. In addition, revenues in Las Vegas were impacted by the continuing construction activity for Project Linq, including the ongoing renovation of The Quad Resort & Casino (the "Quad"), and the closure of Bill's Gamblin' Hall & Saloon ("Bill's") in February 2013 for renovation. Revenues attributable to Caesars Interactive Entertainment, Inc. ("CIE") increased from the prior year quarter due partially to the late-2012 acquisition of substantially all of the assets of Buffalo Studios, LLC ("Buffalo"), creator of Bingo Blitz, and continued strength in the social and mobile games business.
Revenues for the Company's Managed properties increased $60.7 million from the prior year quarter, mainly due to new managed projects, including Horseshoe Cleveland, which opened in May 2012, Horseshoe Cincinnati, which opened in March 2013, and the management company for Caesars Windsor, which the Company is now consolidating due to the fact that it increased its ownership from 50% to 100%.
First quarter 2013 income from operations increased $80.5 million, or 131.3%, compared to the first quarter 2012. The increase was primarily due to $174.0 million of tangible asset impairment charges in the first quarter 2012, compared to a $20.0 million intangible asset impairment charge in the first quarter 2013. Additionally, the following items adversely impacted the comparability of income from operations:

•	a first quarter 2012 property tax refund of approximately $10 million that did not recur in 2013,

•	a first quarter 2012 benefit from the receipt of business interruption insurance proceeds of approximately $7 million that did not recur in 2013,

•	an approximately $6 million to $8 million decrease in first quarter 2013 operating income due to the continuing construction activity for Project Linq, and

•	a $52.4 million charge for a contingent earnout liability recorded during the first quarter 2013 related to CIE's acquisition of Buffalo's assets.
Aside from these items affecting comparability, income from operations increased slightly due mainly to a first quarter 2013 benefit from decreases in certain costs when compared to the prior year quarter, including a $17.8 million decrease in depreciation expense resulting from assets that became fully depreciated early in the current quarter, a $16.1 million decrease in corporate expense due primarily to a reduction in stock-based compensation expense, and decreases in expenses resulting from the Company's cost savings initiatives. These declines in expenses were partially offset by lower casino revenues in the first quarter 2013 when compared to the prior year quarter.

Net loss attributable to Caesars decreased $63.0 million, or 22.5%, in the first quarter 2013 from 2012. The decrease was due mainly to the $80.5 million increase in income from operations described above and a $131.9 million increase in the benefit for income taxes. Partially offsetting the impact of the above factors was a $12.7 million increase in interest expense, net of interest capitalized, a $82.5 million unfavorable change in (loss)/gain on early extinguishments of debt, and a $48.3 million unfavorable change in the (loss)/income from discontinued operations, net of income taxes, partially as a result of the sale of Harrah's St. Louis, all of which are further described in "Other Factors Affecting Net Loss" that follow herein.
The decline in first quarter 2013 Property EBITDA from 2012 is primarily driven by the factors described above. Further details on this non-GAAP financial measure follows herein.
On a consolidated basis, first-quarter cash average daily room rates for 2013 remained flat from 2012 as lower rates caused by reduced business in Atlantic City and the change in the mix of group business in the Las Vegas region were offset by rate increases in the Louisiana/Mississippi and Other Nevada regions. Total occupancy percentage decreased 2.9 percentage points in the first quarter 2013 from 2012 due to declines in all U.S. regions but most significantly in Atlantic City.

Regional Operating Results
Las Vegas Region

	Quarter Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012
Casino revenues	$393.5	$417.2	(5.7)%
Net revenues	751.7	771.6	(2.6)%
Income from operations	104.3	120.1	(13.2)%
Operating Margin (1)	13.9%	15.6%	(1.7) pts
Property EBITDA (2)	197.9	211.3	(6.3)%

Net revenues decreased $19.9 million, or 2.6%, in the first quarter 2013 compared with the prior year quarter. Construction activities associated with Project Linq and activities associated with the renovations of the Quad and Bill's have unfavorably impacted the revenues in the region, as well as the comparison to a strong quarter in the prior year. We estimate that these development and construction activities reduced first quarter 2013 revenues in Las Vegas by approximately $10 million to $13 million and reduced income from operations and Property EBITDA by approximately $6 million to $8 million.
Casino revenues were down $23.7 million, or 5.7%, due to an overall reduction in visitation to the region's properties.
Food and Beverage revenues increased $16.3 million, or 8.2%, due to the addition of several new restaurant offerings such as Bacchanal Buffet and Nobu at Caesars Palace and Gordon Ramsay-branded restaurants at Caesars Palace, Paris, and Planet Hollywood.
Hotel revenues were down $6.6 million, or 3.4%, as a result of a decrease in cash average daily room rates from $95 in 2012 to $94 in 2013 and a decrease in occupancy of 1.4 percentage points driven mainly by a change in the mix of group business, and the impact of the renovations of the Quad and Bill's and the Project Linq construction activities.
Overall, property operating expenses in the region declined as a result of decreases in costs attributable to our cost savings initiatives which were partially offset by an increase in bad debt expense and increases in variable costs associated with higher Food and Beverage revenue. Depreciation expense in the region decreased as a result of assets becoming fully depreciated, while write-downs, reserves, and project opening costs, net of recoveries increased as a result of additional remediation costs in 2013 when compared with 2012.
Property EBITDA declined $13.4 million, or 6.3% , due mainly to the factors above.

During 2012, we secured $185.0 million in financing to fund the complete renovation of Bill’s into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovation will include a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. We will own the property and manage the casino, hotel, and food and beverage operations, and the dayclub/nightclub will be leased to a third party. Bill's temporarily closed in early February 2013 to accommodate these renovations. The renovated hotel, casino, and restaurant are expected to re-open as the Gansevoort Las Vegas in early 2014 and the dayclub/nightclub is expected to open in the first half of 2014. Through March 31, 2013, $4.6 million had been spent on this project, of which $1.6 million was spent in 2013.
During 2011, we commenced construction on Project Linq, a dining, entertainment, and retail development between the Flamingo casino and the Quad, on the east side of the Las Vegas Strip, which is scheduled to open in phases beginning in late 2013. Project Linq also includes the construction of a 550-foot observation wheel, the High Roller, which is expected to open in early 2014. Through March 31, 2013, $312.4 million had been spent on this project, of which $71.8 million was spent in 2013.
Atlantic City Region

	Quarter Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012
Casino revenues	$310.6	$372.4	(16.6)%
Net revenues	365.3	432.5	(15.5)%
(Loss)/income from operations	(3.2)	18.8	*
Operating Margin (1)	(0.9)%	4.3%	(5.2) pts
Property EBITDA (2)	51.2	69.9	(26.8)%
___________________
*    Not meaningful.
The Atlantic City region continues to be affected by a weak economic environment, and the very slow recovery from the effects of Hurricane Sandy, which made landfall in the fourth quarter 2012. This, combined with continued competitive pressure in the region, has caused a significant decline in visitation to the region's properties as compared to 2012. As a result, net revenues in the region declined $67.2 million, or 15.5%, in the first quarter of 2013 from the year-earlier period.
However, property operating expenses in 2013 were also lower than in 2012 as a result of significant decreases in costs attributable to our cost savings initiatives and more efficient marketing spending, partially offset by an increase in write-downs, reserves and project opening costs, net of recoveries. The 2012 quarter income from operations also included approximately $10 million for property tax refund benefits that did not recur in 2013.
The above factors contributed to the decrease in Property EBITDA of $18.7 million, or 26.8% .
We expect that the region will continue to be challenged as a result of the slow recovery from the hurricane and competitive pressures. In response, the Company will continue to focus on controlling costs to align the cost structure with lower revenue levels.
Louisiana/Mississippi Region

	Quarter Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012
Casino revenues	$252.9	$270.3	(6.4)%
Net revenues	278.9	303.4	(8.1)%
Income/(loss) from operations	44.3	(121.0)	*
Operating Margin (1)	15.9%	(39.9)%	55.8 pts
Property EBITDA (2)	67.1	77.1	(13.0)%
___________________
*    Not meaningful.

Casino revenues declined significantly during the first quarter 2013 as compared to the same quarter in 2012 due to the weakening in consumer sentiment, contributing to declines in visitation to the region's properties. Additionally, in the first quarter 2012, the region benefited from the receipt of business interruption insurance proceeds of $7.0 million related to the mid-2011 floods with no similar amount received in the first quarter 2013. As a result, net revenues in the first quarter 2013 decreased $24.5 million, or 8.1%, from 2012.
Property operating expenses in 2013 were lower than in 2012 as a result of decreases in variable costs associated with lower revenues and cost decreases attributable to our cost savings initiatives. In the first quarter 2012, we recorded $167.5 million of non-cash tangible asset impairment charges and $4.5 million of write-downs, reserves, and project opening costs, net of recoveries related to a halted development project in Biloxi, Mississippi, with no comparable charges in the first quarter 2013. Prior to consideration of these 2012 charges and business interruption insurance proceeds, income from operations in the first quarter 2013 was relatively flat compared with 2012.
Lower revenues, partially offset by lower property operating expenses, resulted in a decrease in Property EBITDA of $10.0 million, or 13.0%.

Iowa/Missouri Region
The following results for all periods exclude the Harrah's St. Louis casino which was sold in November 2012 and has been classified as a discontinued operation in our Consolidated Condensed Statements of Operations for the quarter ended March 31, 2012 as a result of the sale of this property.

	Quarter Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012
Casino revenues	$103.5	$111.0	(6.8)%
Net revenues	110.5	118.7	(6.9)%
Income from operations	29.4	27.6	6.5%
Operating Margin (1)	26.6%	23.3%	3.3 pts
Property EBITDA (2)	36.7	35.0	4.9%
We experienced lower visitation to the region's properties in the first quarter of 2013 as compared to the prior year period, likely attributable to weakness in consumer sentiment combined with favorable weather conditions in the prior year quarter. The decline in visitation was primarily concentrated in certain lower value guest segments. As a result, casino revenues declined $7.5 million compared to 2012.
Property operating expenses in 2013 were lower than in 2012 as a result of significant decreases in costs attributable to our cost savings initiatives and more efficient marketing spending. These decreases more than offset the income impact of revenue declines resulting in an increase in income from operations and Property EBITDA.

Illinois/Indiana Region

	Quarter Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012
Casino revenues	$248.3	$260.7	(4.8)%
Net revenues	260.5	273.1	(4.6)%
Income from operations	22.4	38.2	(41.4)%
Operating Margin (1)	8.6%	14.0%	(5.4) pts
Property EBITDA (2)	60.7	57.7	5.2%
We experienced lower visitation to the region's properties in the first quarter of 2013 as compared to the prior year period, likely attributable to weakness in consumer sentiment combined with favorable weather in the prior year quarter. The decline in visitation was primarily concentrated in certain lower value guest segments. As a result, casino revenues declined $12.4 million compared to 2012.

Property operating expenses in 2013 were lower than in 2012 as a result of decreases in costs attributable to our cost savings initiatives and more efficient marketing spending. In addition, we recorded a non-cash intangible asset impairment charge related to gaming rights of $20.0 million in the first quarter 2013, with no comparable charge in the first quarter 2012.
The decline in property operating expenses more than offset the decline in revenues, resulting in an increase in Property EBITDA of $3.0 million, or 5.2%.

Other Nevada Region

	Quarter Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012
Casino revenues	$76.1	$78.8	(3.4)%
Net revenues	99.4	100.7	(1.3)%
Income from operations	5.2	5.7	(8.8)%
Operating Margin (1)	5.2%	5.7%	(0.5) pts
Property EBITDA (2)	13.6	16.8	(19.0)%
Net revenues in the region were slightly lower in the first quarter 2013 compared with 2012. Income from operations and Property EBITDA decreased as a result of lower revenues combined with an increase in property operating expenses. Also impacting income from operations, but not Property EBITDA, is a decline in depreciation expense as a result of assets becoming fully depreciated.

Managed, International, and Other
The Managed region includes companies that operate three Indian-owned casinos, as well as Horseshoe Cleveland, Horseshoe Cincinnati (which opened in March 2013) and Caesars Windsor, and the results of Thistledown through August 2012 when the racetrack was contributed to Rock Ohio Caesars, LLC, a joint venture in which we hold a 20% ownership interest. Subsequent to August 2012, the Managed region includes the results of the subsidiary that manages Thistledown upon video lottery terminal operations commencing in April 2013. The International region includes the results of our international operations. The Other region is comprised of corporate expenses, including administrative, marketing, and development costs, income from certain non-consolidated affiliates, and the results of CIE, which consists of the businesses related to the World Series of Poker® (“WSOP”) brand, an online real-money business in the U.K. and alliances with online gaming providers in Italy and France, and the results of our social and mobile games businesses.
In the fourth quarter 2012, we began discussions with interested parties with respect to a sale of the subsidiaries that hold our land concession in Macau. As a result of this plan of disposal, those assets and liabilities have been classified as held for sale at March 31, 2013 and December 31, 2012 and their operating results have been classified as discontinued operations for all periods presented and are excluded from the table below.

On March 4, 2013, we closed the Alea Leeds casino in England and its operating results have been classified as discontinued operations for all periods presented and are excluded from the table below.

	Quarter Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012
Net revenues
Managed	$71.7	$11.0	551.8%
International	124.2	130.4	(4.8)%
Other	81.0	64.7	25.2%
Total net revenues	$276.9	$206.1	34.4%
(Loss)/income from operations
Managed	$4.6	$2.0	130.0%
International	21.7	21.8	(0.5)%
Other	(86.9)	(51.9)	(67.4)%
Total loss from operations	$(60.6)	$(28.1)	(115.7)%
Operating Margin (1)
Managed	6.4%	18.2%	(11.8) pts
International	17.5%	16.7%	0.8 pts

Managed

Revenues for our Managed properties increased $60.7 million from the prior year quarter, primarily due to new managed projects, including Horseshoe Cleveland, which opened in May 2012, Horseshoe Cincinnati, which opened in March 2013, and the management company for Caesars Windsor, the results of which have been consolidated into our financial statements since June 2012 when we increased our 50% ownership to 100%. A large portion of these revenues represent reimbursable payroll expenses that are presented on a gross revenue basis, resulting in an increase in revenues and an equally offsetting increase in operating expenses.

International
Visitation to the London Clubs properties declined from the first quarter 2012 due to competitive pressures which largely resulted in revenue declines of $9.0 million for these casinos. The revenues at our property in Uruguay rose $2.8 million for the first quarter 2013 compared with 2012. Property operating expenses in 2013 were lower than in 2012 as a result of decreases in variable costs associated with lower revenues from London Clubs and a decrease in costs attributable to our cost savings initiatives. As a result of the above, income from operations decreased $0.1 million, or 0.5%.
Other
In late 2012, CIE acquired substantially all of the assets of Buffalo, a social media and mobile games developer and owner of Bingo Blitz, a social and mobile bingo game. This acquisition, combined with the continued strength in CIE's social and mobile games business drove most of the $16.3 million, or 25.2%, increase in revenues for the Other region in the first quarter 2013 from 2012. Expenses rose due to increases in variable costs associated with higher revenues and a charge of $52.4 million for contingent earnout liability in the first quarter 2013 relating to the acquisition of the Buffalo assets. We also recorded $6.5 million of tangible asset impairments in the first quarter 2012 with no comparable charges in the first quarter of 2013. Corporate expenses were down $16.1 million primarily due to a decrease in stock-based compensation expense. These factors resulted in an increase in loss from operations for the Other region of $35.0 million, or 67.4%.
___________________

(1)	Operating margin is calculated as income/(loss) from operations divided by net revenues.

(2)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net loss attributable to Caesars to Property EBITDA.

Other Factors Affecting Net Loss

Expense/(income)	Quarter Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012
Interest expense, net of interest capitalized	$574.7	$562.0	(2.3)%
Loss/(gain) on early extinguishments of debt	36.7	(45.8)	*
Benefit for income taxes	(290.2)	(158.3)	83.3%
Loss/(income) from discontinued operations, net of income taxes	41.0	(7.3)	*
___________________
*    Not meaningful.

Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized in the first quarter of 2013 increased $12.7 million from 2012 due primarily to higher interest rates as a result of extending the maturities of the Company's debt combined with higher debt balances compared with the year-ago quarter, partially offset by mark-to-market gains on derivatives in 2013 compared with losses in 2012. Interest expense for first quarter of 2013 included (i) $21.0 million of gains due to changes in fair value for derivatives not designated as hedging instruments and (ii) $3.9 million of expense due to amortization and reclassification of deferred losses on derivative instruments frozen in Accumulated Other Comprehensive Loss ("AOCL"). Interest expense for first quarter of 2012 included (i) $34.7 million of losses due to changes in fair value for derivatives not designated as hedging instruments and (ii) $7.1 million of expense due to amortization and reclassification of deferred losses on derivative instruments frozen in AOCL.
Loss/(gain) on Early Extinguishments of Debt
During the first quarter of 2013, we recognized a loss on early extinguishments of debt of $36.7 million, primarily related to extinguishments of debt under the CEOC Credit Facilities. During the first quarter of 2012, we recognized a gain on early extinguishments of debt of $45.8 million, net of deferred financing costs, due to the purchase of $118.7 million face value of CMBS Loans for $71.8 million.
Benefit for Income Taxes
The effective tax rate benefit for the first quarter of 2013 and 2012 was 62.3% and 35.4%, respectively. The effective rate benefit in the first quarter of 2013 was primarily impacted by a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the quarter but effective at the end of December 2012. In addition, the rate was favorably impacted by (i) retroactive U.S. tax law changes which were enacted in January 2013 and (ii) a favorable tax ruling in Israel received in February 2013.
Loss/(income) from Discontinued Operations, Net of Income Taxes
Loss from discontinued operations, net of income taxes in the first quarter 2013 was $41.0 million and includes a $21.0 million tangible asset impairment charge related to the land concession in Macau, and charges totaling $21.5 million for exit activities and the write-down of tangible and intangible assets related to the March 4, 2013 closure of the Alea Leeds casino. Income from discontinued operations, net of income taxes in the first quarter 2012 was $7.3 million and includes $11.6 million of income from operations related to the Harrah's St. Louis casino which was sold on November 2, 2012.

Liquidity and Capital Resources
Cost Savings Initiatives
Caesars Entertainment has undertaken comprehensive cost-reduction efforts to rightsize expenses with business levels. We estimate that our cost-savings programs produced $66.4 million in incremental cost savings for the first quarter of 2013 compared with the same period in 2012. Additionally, as of March 31, 2013, we expect that these and additional new cost-savings programs will produce additional annual cost savings of $154.9 million, based on the full implementation of current projects that are in process. As we realize savings or identify new cost-reduction activities, this amount will change.

Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities, to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, as well as online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects, including projects currently under development as well as additional projects being pursued, is typically funded from established debt programs, specific project financing, and additional debt offerings. As a result of the sale of the Harrah's St. Louis casino, we have been using and will continue to use the net proceeds from the sale to fund CEOC capital expenditures. Proceeds not used for capital expenditures are required to be used to purchase term loans under the Credit Facilities.
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
Our capital spending for the quarter ended March 31, 2013 totaled $148.1 million, net of an increase of $5.8 million of related payables. Estimated total capital expenditures for 2013, including 2013 expenditures associated with Project Linq, the Bill's renovation, and other developments for which we expect to obtain financing, are expected to be between $1,050.0 million and $1,150.0 million which includes approximately $300 million of 2013 project financing associated with Project Linq, the Bill's renovation, and other developments for which we expect to obtain financing. In Maryland, we have begun to pursue the project financing for Horseshoe Baltimore.
The following table summarizes our development, renovation/refurbishment, and other capital expenditures for the first quarter of 2013 and 2012:

	Quarter Ended March 31,		Increase/ (Decrease)
(Dollars in millions)	2013	2012
Development	$58.6	$32.8	25.8
Renovation/refurbishment	79.8	41.0	38.8
Other	9.7	8.9	0.8
Total capital expenditures	$148.1	$82.7	$65.4
Our capital expenditures included capitalized payroll costs of $2.8 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.

Capital expenditures increased $65.4 million in the first quarter of 2013 when compared to the prior year period, due primarily to development expenditures associated with Project Linq, and the accelerated pace of our renovation and refurbishment projects at various properties.
Liquidity and Capital Resources
Our cash and cash equivalents, excluding restricted cash, totaled $2,095.4 million at March 31, 2013 compared with $1,757.5 million at December 31, 2012. Restricted cash totaled $366.5 million at March 31, 2013, consisting of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. Our operating cash inflows are typically used for operating expenses, debt service costs and working capital needs.
Our cash flows from operating, investing, and financing activities for the three months ended March 31, 2013 and 2012 associated with the Harrah's St. Louis casino, the Alea Leeds casino, and the subsidiaries that hold our land concession in Macau, which are defined as discontinued operations, are included in our Consolidated Condensed Statements of Cash Flows as cash flows from discontinued operations. We sold the Harrah's St. Louis casino on November 2, 2012, and the net proceeds generated from the sale are being used and will continue to be used to fund CEOC capital expenditures. Proceeds not used for capital expenditures are required to be used to purchase term loans under the Credit Facilities.

We are a highly leveraged company and a significant amount of our liquidity needs are for debt service. As of March 31, 2013, we had $21,277.1 million book value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the quarter ended March 31, 2013 was $343.8 million. Payments of short-term debt obligations and payments of other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through refinancing of debt, or, if necessary, additional debt or equity offerings.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At March 31, 2013, our additional borrowing capacity under the credit facility was $53.7 million. In April 2013, upon receipt of required regulatory approvals, we obtained an additional $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017. In recent years, we have not been generating sufficient operating cash flows to fund our investing activities, requiring us to fund our investments with additional financing. Our ability to fund our operations and pay our debt and debt service obligations depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to secure additional funds through financing activities.
From time to time, depending upon market, pricing, and other conditions, as well as on our cash balances and liquidity, we may seek to acquire notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under our financing documents.
Please refer to Note 7, "Debt," to our consolidated financial statements appearing in Item 1 of this report for details on our debt outstanding. This detail includes, among other things, a table presenting details on our individual borrowings outstanding as of March 31, 2013 and December 31, 2012, changes in our debt outstanding, and certain changes in the terms of existing debt for the quarter ended March 31, 2013. Note 7, "Debt," to our consolidated financial statements appearing in Item 1 of this report also includes details on restrictive covenants related to certain of our borrowings. Note 8, "Derivative Instruments," to our consolidated financial statements appearing in Item 1 of this report discusses the use of interest rate swap and interest rate cap derivatives to manage the mix of our debt between fixed and variable rate instruments.
Caesars Growth Partners
The recently announced transaction with respect to Caesars Growth Partners will, assuming consummation of the transaction, result in a cash infusion into the Company through CEOC as further described in Note 19, "Subsequent Events."
CEOC Bond Offerings
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9.0% senior secured notes due 2020. On February 20, 2013, when the proceeds were released from escrow, CEOC used $350.0 million of the proceeds to repay a portion of the existing term loans under the Credit Facilities at par.
In February 2013, CEOC completed the offering of $1,500.0 million aggregate principal amount of 9.0% senior secured notes due 2020. On March 27, 2013, when the proceeds were released from escrow, CEOC used $1,433.3 million of the proceeds to repay a portion of the existing term loans under the Credit Facilities at par.
As a result of these repayments, CEOC recognized a loss on early extinguishment of debt of $29.4 million.
CEOC Debt
A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars' other subsidiaries, including certain subsidiaries that own properties that secure $4,664.1 million face value, as of March 31, 2013, of the CMBS loans. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 to this Form 10-Q.
In January and February 2013, CEOC converted $133.9 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans and terminated $133.9 million principal amount of revolving commitments of extending lenders.

In connection with the February 2013 notes offering described in the CEOC Bond Offerings section above, CEOC received the requisite lenders’ consent and entered into a bank amendment to its Credit Facilities to, among other things: (i) use the net cash proceeds of the February 2013 notes offering to repay a portion of CEOC’s existing term loans as described in the CEOC Bond Offerings section below; (ii) obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017, which received all required regulatory approvals in April 2013, (iii) increase the accordion capacity under the Credit Facilities by an additional $650.0 million (which may be used to, among other things, establish extended revolving facility commitments under the Credit Facilities); (iv) modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the notes issued in February 2013; and (v) modify certain other provisions of the Credit Facilities.
As of March 31, 2013, our Credit Facilities provide for senior secured financing of up to $4,560.9 million, consisting of (i) senior secured term loans in an aggregate principal amount of $4,420.4 million, comprised of $29.1 million maturing on January 28, 2015, $967.5 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $140.5 million, with $109.4 million maturing January 28, 2014 and $31.1 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of March 31, 2013, $86.8 million of the revolving credit facility is committed to outstanding letters of credit.
CMBS Financing
In February 2013, we paid an extension fee of $23.3 million and exercised the option to extend the maturity of the CMBS Financing to 2014. The loan contains an additional extension option to extend its maturity from 2014 to 2015, subject to certain conditions. As part of the extension, we entered into a new interest rate cap agreement. The interest rate cap agreement, which is effective from February 13, 2013 and terminates February 13, 2015, is for a notional amount of $4,664.1 million at a LIBOR cap rate of 4.5%. Any future changes in fair value of the interest rate cap will be recognized in interest expense during the period in which the changes in value occur.
Restrictive Covenants and Other Matters
Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Specifically, the Credit Facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. After giving effect to the February 2013 bank amendment to the Credit Facilities discussed above, this ratio excludes $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. For purposes of calculating the senior secured leverage ratio, the amount of senior first priority secured debt is reduced by the amount of unrestricted cash on hand. As of March 31, 2013, CEOC's senior secured leverage ratio was 3.82 to 1.0.
In addition, certain covenants contained in CEOC's senior secured credit facilities and indentures covering its first priority senior secured notes and second priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA-Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of March 31, 2013, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 6.69 to 1.0 and 12.95 to 1.0, respectively. For the twelve months ended March 31, 2013, CEOC's LTM Adjusted EBITDA-Pro Forma - CEOC Restricted was insufficient to cover fixed charges by $504.6 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio, and consolidated leverage ratio described in this paragraph are not maintenance covenants.

We are in compliance with CEOC’s Credit Facilities and indentures, including the senior secured leverage ratio, as of March 31, 2013. In order to comply with the quarterly senior secured leverage ratio in the future, we will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to a consumer recovery, (b) ability to effect cost savings initiatives, (c) asset sales, (d) issuing additional second lien or unsecured debt, or project financing, (e) equity financings, (f) delays in development project spending, or (g) a combination thereof. In addition, under certain circumstances, the Credit Facilities allow us to apply cash contributions received by CEOC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted if CEOC is unable to meet its senior secured leverage ratio. However, there is no guarantee that such contributions will be forthcoming.
Based upon our current operating forecast, we believe that we will continue to be in compliance with the senior secured leverage ratio and meet our cash flow needs during the foreseeable future, including the next twelve months. If we are unable to maintain compliance with the senior secured leverage ratio and if we fail to remedy a default pursuant to the terms of the Credit Facilities, there would be an “event of default” under the senior secured credit agreement. We cannot assure you that our business will generate sufficient cash flows from operations, that we will be successful in sales of assets, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness when due. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may be required to further reduce expenses, sell additional assets, or attempt to restructure our debt. Any such actions could negatively impact our competitive position and revenue generation. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements and, if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Guarantees of Third-Party Debt and Other Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 7, "Debt." At March 31, 2013, our estimated interest payments for the rest of the year ended December 31, 2013 are $1,511.8 million, for the years ended December 31, 2014 through 2017 are $2,024.6 million, $1,682.4 million, $1,527.9 million, and $1,273.5 million, respectively, and our estimated interest payments thereafter are $1,421.1 million.
As of March 31, 2013, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2012 10-K.

Reconciliation of Non-GAAP Financial Measures
Property EBITDA is presented as a supplemental measure of the Company's performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) (benefit)/provision for income taxes, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
Property EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Property EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Property EBITDA is included because management uses Property EBITDA to measure performance and allocate resources, and believes that Property EBITDA provides investors with additional information consistent with that used by management.

The following table reconciles net loss attributable to Caesars to Property EBITDA for the quarter ended March 31, 2013.

(In millions)	Las Vegas Region	Atlantic City Region	Louisiana/ Mississippi Region	Iowa/ Missouri Region	Illinois/ Indiana Region	Other Nevada Region	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars									$(217.6)
Net income attributable to non-controlling interests									0.9
Net loss									(216.7)
Loss from discontinued operations, net of income taxes									41.0
Net loss from continuing operations, net of income taxes									(175.7)
Benefit for income taxes									(290.2)
Loss from continuing operations before income taxes									(465.9)
Other income, including interest income									(3.7)
Loss on early extinguishments of debt									36.7
Interest expense, net of interest capitalized									574.7
Income/(loss) from operations	$104.3	$(3.2)	$44.3	$29.4	$22.4	$5.2	$(60.6)		141.8
Depreciation and amortization	61.5	42.4	17.1	7.3	18.1	4.9	10.4		161.7
Amortization of intangible assets	19.0	4.0	5.5	—	0.3	3.5	9.1		41.4
Intangible and tangible asset impairment charges	—	—	—	—	20.0	—	—		20.0
Write-downs, reserves, and project opening costs, net of recoveries	13.6	8.0	0.4	—	—	—	(1.3)		20.7
Acquisition and integration costs	—	—	—	—	—	—	64.2		64.2
(Income)/loss on interests in non-consolidated affiliates	(0.5)	—	(0.2)	—	—	—	3.3		2.6
Corporate expense	—	—	—	—	—	—	36.1		36.1
EBITDA attributable to discontinued operations								$(1.1)	(1.1)
Property EBITDA	$197.9	$51.2	$67.1	$36.7	$60.7	$13.6	$61.3	$(1.1)	$487.4

The following table reconciles net loss attributable to Caesars to Property EBITDA for the quarter ended March 31, 2012.

(In millions)	Las Vegas Region	Atlantic City Region	Louisiana/ Mississippi Region	Iowa/ Missouri Region	Illinois/ Indiana Region	Other Nevada Region	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars									$(280.6)
Net loss attributable to non-controlling interests									(0.5)
Net loss									(281.1)
Income from discontinued operations, net of income taxes									(7.3)
Net loss from continuing operations, net of income taxes									(288.4)
Benefit for income taxes									(158.3)
Loss from continuing operations before income taxes									(446.7)
Other income, including interest income									(8.2)
Gains on early extinguishments of debt									(45.8)
Interest expense, net of interest capitalized									562.0
Income/(loss) from operations	$120.1	$18.8	$(121.0)	$27.6	$38.2	$5.7	$(28.1)		61.3
Depreciation and amortization	69.3	44.6	18.7	7.4	18.9	7.1	13.5		179.5
Amortization of intangible assets	19.0	4.0	5.5	—	0.3	3.5	10.9		43.2
Intangible and tangible asset impairment charges	—	—	167.5	—	—	—	6.5		174.0
Write-downs, reserves, and project opening costs, net of recoveries	3.6	1.9	6.4	—	0.3	0.6	3.4		16.2
Acquisition and integration costs	—	—	—	—	—	—	0.1		0.1
(Income)/loss on interests in non-consolidated affiliates	(0.8)	0.6	(0.1)	—	—	—	7.4		7.1
Corporate expense	—	—	—	—	—	—	52.2		52.2
EBITDA attributable to discontinued operations								$23.0	23.0
Property EBITDA	$211.3	$69.9	$77.1	$35.0	$57.7	$16.8	$65.8	$23.0	$556.6

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
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including our ability to refinance our indebtedness on acceptable terms;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the ability to realize the expense reductions from our cost savings programs;

•
changes in the extensive governmental regulations to which we and our stockholders are subject, and changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines, and fines of courts, regulators, and governmental bodies;

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
You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $23,947.9 million face value of debt, including capital lease obligations, at March 31, 2013, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $4,484.2 million of debt remains subject to variable interest rates.
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
Foreign currency translation gains and losses were not material to our results of operations for the quarter ended March 31, 2013. Our only material ownership interests in businesses in foreign countries are London Clubs and an approximate 95% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.
From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material changes from the disclosure set forth under Part I, Item 3, "Legal Proceedings," in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

Item 1A.	Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

1.The Company is party to a Management Investor Rights Agreement (the “MIRA”) with certain holders of securities of the Company, including certain members of management of the Company, which governs certain aspects of the Company's relationship with its management security holders.  On May 6, 2013, the Company amended the MIRA to provide that shares of the Company's common stock issued upon exercise of an award granted under the Company's Management Equity Incentive Plan and/or 2012 Performance Incentive Plan are not subject to the terms and provisions of the MIRA, including, but not limited to, the restrictions on transfer set forth in the MIRA.

2.Deloitte & Touche LLP (“Deloitte”) is our independent registered public accounting firm.  In April 2013, Deloitte advised the Company that a retired Deloitte partner who was formerly the advisory partner on Deloitte's audit engagement for the Company during most of 2009 (a period not covered in this filing) is the subject of a formal investigation by the Securities and Exchange Commission (“SEC”).  During 2009, this individual engaged in gaming activities at a Company casino.  Deloitte conducted a review of these gaming activities and this individual's role as advisory partner and reported to the Audit Committee its conclusion that the individual's activities did not at any time impair Deloitte's independence, because, among other considerations, these activities were not inconsistent with the SEC's independence rules and furthermore he had no substantive role in any audit or review concerning the Company.  After the Company conducted its own independent review with the assistance of outside counsel, the Audit Committee of the Board of Directors of the Company accepted Deloitte's report and concurred with Deloitte's conclusion that Deloitte's independence was and is not impaired.  If regulatory authorities were to subsequently determine that Deloitte was not independent, such determination may adversely affect our ability to comply with certain obligations imposed by federal securities laws and certain debt agreements, which would have a material adverse effect on our business and financial condition.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010.	—	8-K	—	3.3	11/24/2010

3.2	Restated Certificate of Incorporation of Harrah's Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended.	—	S-4	—	3.1	10/29/2008

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Harrah's Operating Company, Inc., dated May 19, 2008.	—	10-K	12/31/2008	3.4	3/17/2009

3.4	Bylaws of Harrah's Operating Company, Inc., as amended.	—	S-4	—	3.4	10/29/2008

3.5	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.6	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.4	Indenture, dated as of April 11, 2003, between Park Place Entertainment Corp., as Issuer, and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	*S-4	—	4.1	4/29/2003

4.5	First Supplemental Indenture, dated as of June 13, 2005, between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., Caesars Entertainment, Inc. and U.S. Bank National Association, as Trustee, with respect to the 7% Senior Notes due 2013.	—	10-Q	6/30/2005	4.22	8/9/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.6	Second Supplemental Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, to the Indenture, dated as of April 11, 2003, as amended and supplemented by a First Supplemental Indenture, dated as of June 13, 2005, with respect to the 7% Senior Notes due 2013.	—	8-K	—	4.7	8/2/2005

4.7	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013.	—	10-K	12/31/2003	10.6	3/5/2004

4.8	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.8	8/2/2005

4.9	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	**S-3/A	—	4.7	9/19/2005

4.10	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	10-K	12/31/2007	4.25	2/29/2008

4.11	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.1	1/28/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.12	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.1	6/3/2005

4.13	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	S-4	—	4.44	8/25/2005

4.14	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.4	10/3/2005

4.15	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	10/3/2005

4.16	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.1	6/14/2006

4.17	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.2	6/14/2006

4.18	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	10.1	2/4/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.19	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	6/30/2008	4.34	8/11/2008

4.20	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	3/31/2009	4.35	5/14/2009

4.21	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	4.1	3/31/2009

4.22	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	S-4/A	—	4.39	12/24/2008

4.23	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	10-Q	6/30/2009	4.38	8/13/2009

4.24
Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10% Senior Secured Notes due 2015.
		X

4.25	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	S-4/A	—	4.40	12/24/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.26	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/20/2009

4.27	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	10-Q	6/30/2009	4.40	8/13/2009

4.28
Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10.00% Senior Secured Notes due 2018.
		X

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

4.32
Third Supplemental Indenture dated as of April 12, 2013 by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 11.25% Senior Secured Notes due 2017.
		X

4.33	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/22/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.34	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	5/24/2010

4.35
Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 12.75% Senior Secured Notes due 2018.
		X

4.36	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.1	5/24/2010

4.37	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.2	5/24/2010

4.38	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

4.39	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.40	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

4.41	Indenture dated as of February 3, 2012 among Chester Downs and Marina, LLC , a Pennsylvania limited liability company, Chester Downs Finance Corp., and, together with the Company, Subsidiary Guarantors party hereto from time to time, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent, relating to the 9.25% Senior Secured Notes due 2020.	—	10-K	12/31/2011	4.43	3/15/2012

4.42	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2012

4.43	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	3/2/2012

4.44
Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee related to the 8.5% Senior Secured Notes due 2020.
		X

4.45	Registration Rights Agreement, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.2	2/15/2012

4.46	Joinder to the Registration Rights Agreement, dated as of March 1, 2012 (to the Registration Rights Agreement, dated as of February 14, 2012), by and among Caesars Entertainment Operating Company, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.2	3/2/2012

4.47	Equity Distribution Agreement, dated April 12, 2012, between Caesars Entertainment Corporation, Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC.	—	8-K	—	1.1	4/13/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.48	Registration Rights Agreement, dated as of August 22, 2012, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and Citigroup Global Markets Inc. as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	8/22/2012

4.49	Joinder to Registration Rights Agreement, dated October 5, 2012 (to the Registration Rights Agreement, dated August 22, 2012) by and among Caesars Operating Escrow LLC , Caesars Escrow Corporation, Caesars Entertainment Corporation and Citigroup Global Markets, as representative of the several Initial Purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	10/10/2012

4.50	Registration Rights Agreement , dated as of December 13, 2012 (to the August 22, 2012 and October 5, 2012 Registration Rights Agreement and Joinder), by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and Citigroup Global Markets Inc., as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	12/13/2012

4.51	Joinder to Registration Rights Agreement, dated as of February 20, 2013 (to the August 22, 2012 Registration Rights Agreement, the October 5, 2012 Joinder and the December 13, 2012 Joinder) , by and among Caesars Entertainment Operating Company, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	2/21/2013

4.52	Indenture dated as of August 22, 2012 by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	8/22/2012

4.53	Supplemental Indenture, dated as of October 5, 2012 , by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	10/10/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.54	Additional Notes Supplemental Indenture, dated as of December 13, 2012 , by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	12/13/2012

4.55	Third Supplemental Indenture, dated as of February 20, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/21/2013

4.56
Fourth Supplemental Indenture, dated as of April 12, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.
		X

4.57	Indenture, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2013

4.58	Registration Rights Agreement, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	2/15/2013

4.59	Escrow Agreement, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, U.S. Bank National Association, as escrow agent and securities intermediary, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	10.1	2/15/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents.	—	8-K/A	—	10.1	2/7/2008

10.2	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008.	—	8-K	—	99.1	9/29/2009

10.3	Amendment Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K/A	—	10.1	5/23/2011

10.4	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/2/2012

10.5	Reaffirmation Agreement, dated as of October 5, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	10/10/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.6	Reaffirmation Agreement, dated as of March 27, 2013, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/28/2013

10.7	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto.	—	8-K/A	—	10.1	6/11/2009

10.8	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	3/2/2012

10.9	Amendment, dated as of February 6, 2013, to the Second Amended and Restated Credit Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties named therein.	—	8-K	—	10.1	3/28/2013

10.10	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

10.11	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.12	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.2	2/20/2013

10.13	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/28/2013

10.14	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	2/20/2013

10.15	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/28/2013

10.16	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.17	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.18	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

10.19	First Lien Intercreditor Agreement, dated as of June 10, 2009 (to the Agreement dated December 24, 2008), by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

10.20
Joinder and Supplement to Intercreditor Agreement, dated June 10, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed March 17, 2009).
		—	8-K	—	10.2	6/15/2009

10.21	Joinder and Supplement to the Intercreditor Agreement, dated as of February 20, 2013 (the Intercreditor Agreement dated December 24, 2008) , by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.1	2/20/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.22	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement related to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	10.1	9/17/2009

10.23	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	10.3	3/2/2012

10.24	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

10.25	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

10.26	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.27	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.28	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2.	—	10-Q	3/31/2010	10.24	5/10/2010

10.29	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2.	—	8-K	—	99.1	2/25/2010

10.30	Financial Counseling Plan of Harrah's Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

10.31	Waiver of Financial Counseling Plan, effective as of April 29, 2013, by and between Gary W. Loveman and Caesars Entertainment Corporation.	X

10.32	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.33	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.	—	10-K	12/29/1989	Unknown	3/28/1990

10.34	Amendment to Escrow Agreement dated as of October 29, 1993 (to the Agreement dated February 9, 1990) among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.35	Amendment, dated as of June 7, 1995 ( the Agreement dated February 6, 1990 and amended on October 29, 1993), to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.36	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.37	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.38	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.39	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

10.40	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

†10.41	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

†10.42	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.43	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.44	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.45	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.46	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.47	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
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
		—	8-K	—	10.1	9/3/2010

10.49	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 1, LLC, Harrah's Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah's Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.2	9/3/2010

10.50	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 2, LLC, Harrah's Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah's Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	9/3/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.51	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 3, LLC, Harrah's Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah's Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.4	9/3/2010

10.52	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 4, LLC, Harrah's Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah's Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.5	9/3/2010

10.53	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 5, LLC, Harrah's Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah's Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.6	9/3/2010

10.54	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 6, LLC, Harrah's Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah's Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.7	9/3/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.55	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 7, LLC, Harrah's Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah's Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.8	9/3/2010

10.56	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 8, LLC, Harrah's Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah's Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.9	9/3/2010

10.57	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 9, LLC, Harrah's Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah's Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.10	9/3/2010

10.58	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah's Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company.	—	8-K	—	10.11	9/3/2010

10.59	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company.	—	8-K	—	10.12	9/3/2010

10.60	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.13	9/3/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.61	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.14	9/3/2010

10.62	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer.	—	8-K	—	10.15	9/3/2010

10.63	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.16	9/3/2010

10.64	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.17	9/3/2010

10.65	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.18	9/3/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.66	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K filed on September 3, 2010.)	—	8-K	—	10.19	9/3/2010

10.67	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.20	9/3/2010

10.68	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.21	9/3/2010

10.69	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.22	9/3/2010

10.70	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender.	—	8-K	—	10.23	9/3/2010

†10.71	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

10.72	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010.	—	8-K	—	10.1	11/24/2010

†10.73	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010.	—	8-K	—	10.2	11/24/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.74	Consent and Acknowledgment, dated May 6, 2013, to the Amended Management Investors Rights Agreement.	X

10.75	Credit Agreement dated as of April 25, 2011 between the Company, the Borrowers, the lenders (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders, for the financing of the Octavius Tower and Project Linq development.	—	8-K	—	10.1	4/27/2011

10.76	Completion Guarantee dated as of April 25, 2011 by the Company in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders (as defined therein), for the financing of the Octavius Tower and Project Linq development.	—	8-K	—	10.2	4/27/2011

10.77	Disbursement Agreement dated as of April 25, 2011 between the Borrowers, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant, for the financing of the Octavius Tower and Project Linq development.	—	8-K	—	10.3	4/27/2011

10.78	Amended and Restated Credit Agreement, Dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	10-K/A	12/31/2012	10.72	3/15/2013

†10.79	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.80	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	10-K	12/31/2008	10.16	3/17/2009

†10.81	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	—	10-Q	3/31/2012	10.96	5/9/2012

†10.82	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.83	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.84	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.85	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

†10.86	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.87	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.88	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options Granted to Gary W. Loveman).	—	SC-TO-I	—	(d)(5)	7/25/2012

†10.89	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Jonathan S. Halkyard, Thomas M. Jenkin, and John W. R. Payne.	—	8-K	—	10.1	1/9/2012

†10.90	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K/A	12/31/2012	10.84	3/15/2013

†10.91	Employment Agreement made as of November 14, 2012, by and between Caesars Entertainment Operating Company, Inc. and Donald Colvin.	—	10-K/A	12/31/2012	10.85	3/15/2013

†10.92	Employment Agreement made as of August 8, 2012, by and between Caesars Entertainment Operating Company, Inc. and Diane Wilfong.	—	10-K/A	12/31/2012	10.86	3/15/2013

†10.93	Employment Agreement made as of April 2, 2009 by and between Harrah's Operating Company, Inc. and Timothy Donovan.	—	10-K/A	12/31/2012	10.87	3/15/2013

10.94	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.95	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

†10.96	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K/A	12/31/2012	10.90	3/15/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.97	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K/A	12/31/2012	10.91	3/15/2013

10.98	Equity Interest Purchase Agreement with Exhibits A-F with Penn National Gaming, Inc., Caesars Entertainment Operating Company, Inc. , Harrah’s Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC and Harrah’s Maryland Heights, LLC, dated May 7, 2012.	—	10-Q	6/30/2012	10.102	8/8/2012

10.99	Joinder and Supplement to the Intercreditor Agreement, dated as of October 5, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.2	10/10/2012

10.100	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	10/10/2012

10.101	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	10/10/2012

10.102	Escrow Agreement, dated as of December 13, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, U.S. Bank National Association, as escrow agent and securities intermediary, and U.S. Bank National Association, as trustee.	—	8-K	—	10.1	12/13/2012

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.	X

99.1	Supplemental Discussion of Caesars Entertainment Operating Company, Inc. Financial Information	X

99.2	Supplemental Discussion of Caesars Entertainment's Commercial Mortgage-Backed Securities Related Properties Financial Information	X

***101
The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X
_______________

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed by Park Place Entertainment Corporation
**	Filed by Harrah's Entertainment, Inc.
***	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 9, 2013	By:	/S/ DIANE E. WILFONG
Senior Vice President, Controller, and Chief Accounting Officer