Form 10-Q
period 2013-06-30
CAESARS ENTERTAINMENT Corp
filed 2013-08-09
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common stock, $0.01 par value	126,294,496

CAESARS ENTERTAINMENT CORPORATION
INDEX

We have proprietary rights to a number of trademarks used in this Form 10-Q that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, World Series of Poker (WSOP), Horseshoe, Paris Las Vegas, Flamingo, Bally's and Bingo Blitz. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$1,810.7	$1,757.5
Restricted cash	88.4	833.6
Receivables, net of allowance for doubtful accounts of $200.4 and $201.7	486.2	580.5
Deferred income taxes	124.1	114.9
Prepayments and other current assets	204.5	150.0
Inventories	46.3	52.0
Assets held for sale	5.4	5.1
Total current assets	2,765.6	3,493.6
Property and equipment, net	15,461.9	15,701.7
Goodwill	3,152.8	3,160.3
Intangible assets other than goodwill	3,881.7	3,985.7
Investments in and advances to non-consolidated affiliates	209.0	100.4
Restricted cash	246.0	364.6
Deferred charges and other	686.7	720.6
Assets held for sale	441.1	471.2
	$26,844.8	$27,998.1
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$327.5	$376.2
Interest payable	284.8	233.7
Accrued expenses	1,157.4	1,094.7
Current portion of long-term debt	158.5	879.9
Liabilities held for sale	3.6	3.8
Total current liabilities	1,931.8	2,588.3
Long-term debt	20,912.8	20,532.2
Deferred credits and other	757.8	823.0
Deferred income taxes	3,930.9	4,334.1
Liabilities held for sale	49.6	52.1
	27,582.9	28,329.7
Commitments and contingencies (Note 17)
Stockholders’ equity/(deficit)
Common stock: voting; $0.01 par value; 128.5 and 127.5 shares issued	1.3	1.3
Treasury Stock: 2.2 and 2.1 shares	(16.3)	(16.3)
Additional paid-in capital	6,969.2	6,954.4
Accumulated deficit	(7,710.3)	(7,280.2)
Accumulated other comprehensive loss	(93.7)	(70.9)
Total Caesars stockholders’ deficit	(849.8)	(411.7)
Non-controlling interests	111.7	80.1
Total deficit	(738.1)	(331.6)
	$26,844.8	$27,998.1
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Casino	$1,435.1	$1,551.9	$2,930.2	$3,176.9
Food and beverage	386.1	385.3	766.2	767.4
Rooms	322.3	316.4	610.5	620.2
Management fees	17.2	12.3	27.8	21.9
Other	284.8	202.8	547.6	398.2
Less: casino promotional allowances	(287.3)	(305.0)	(581.1)	(614.8)
Net revenues	2,158.2	2,163.7	4,301.2	4,369.8
Operating expenses
Direct
Casino	819.6	898.1	1,654.4	1,822.9
Food and beverage	169.5	169.7	334.7	331.5
Rooms	82.2	80.7	155.5	155.8
Property, general, administrative, and other	593.8	520.9	1,175.2	1,031.7
Depreciation and amortization	141.3	175.5	303.0	355.0
Write-downs, reserves, and project opening costs, net of recoveries	23.4	7.9	44.1	24.1
Intangible and tangible asset impairment charges	104.7	33.0	124.7	207.0
Loss on interests in non-consolidated affiliates	13.8	3.2	16.4	10.3
Corporate expense	41.3	41.3	77.3	93.5
Acquisition and integration costs	2.2	1.1	66.4	1.2
Amortization of intangible assets	41.1	43.2	82.5	86.4
Total operating expenses	2,032.9	1,974.6	4,034.2	4,119.4
Income from operations	125.3	189.1	267.0	250.4
Interest expense, net of interest capitalized	(540.1)	(496.5)	(1,114.8)	(1,058.5)
Gain on early extinguishments of debt	41.3	33.7	4.6	79.5
Gain on partial sale of subsidiary	44.1	—	44.1	—
Other income, including interest income	4.8	6.5	8.3	14.7
Loss from continuing operations before income taxes	(324.6)	(267.2)	(790.8)	(713.9)
Benefit for income taxes	115.7	105.9	406.0	264.2
Loss from continuing operations, net of income taxes	(208.9)	(161.3)	(384.8)	(449.7)
Discontinued operations
Loss from discontinued operations	(0.3)	(84.4)	(44.2)	(70.2)
Benefit/(provision) for income taxes	—	3.9	2.8	(3.0)
Loss from discontinued operations, net of income taxes	(0.3)	(80.5)	(41.4)	(73.2)
Net loss	(209.2)	(241.8)	(426.2)	(522.9)
Less: net (income)/loss attributable to non-controlling interests	(3.0)	0.1	(3.9)	0.6
Net loss attributable to Caesars	$(212.2)	$(241.7)	$(430.1)	$(522.3)
Loss per share - basic and diluted
Loss per share from continuing operations	$(1.69)	$(1.29)	$(3.10)	$(3.58)
Loss per share from discontinued operations	—	(0.64)	(0.33)	(0.59)
Net loss per share	$(1.69)	$(1.93)	$(3.43)	$(4.17)
Weighted-average common shares outstanding - basic and diluted	125.5	125.3	125.4	125.2

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In millions)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(209.2)	$(241.8)	$(426.2)	$(522.9)
Other comprehensive income/(loss):
Defined benefit plan adjustments	0.2	1.5	4.8	2.3
Foreign currency translation adjustments	(5.6)	(4.3)	(25.7)	0.3
Loss on derivatives reclassified into earnings	—	7.2	3.9	14.3
Unrealized (losses)/gains on available-for-sale investments	(4.8)	0.2	(4.7)	(0.1)
Total other comprehensive (loss)/income, before income taxes	(10.2)	4.6	(21.7)	16.8
Income tax benefit/(expense) related to items of other comprehensive (loss)/income	0.3	(1.7)	(1.2)	(4.6)
Total other comprehensive (loss)/income, net of income taxes	(9.9)	2.9	(22.9)	12.2
Total comprehensive loss	(219.1)	(238.9)	(449.1)	(510.7)
Less: amounts attributable to non-controlling interests:
Net (income)/loss	(3.0)	0.1	(3.9)	0.6
Foreign currency translation adjustments	0.1	(0.5)	0.1	(1.5)
Total amounts attributable to non-controlling interests	(2.9)	(0.4)	(3.8)	(0.9)
Comprehensive loss attributable to Caesars	$(222.0)	$(239.3)	$(452.9)	$(511.6)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)
(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders' Equity/(Deficit)	Non-controlling Interests	Total Equity/(Deficit)

Balance at December 31, 2011	$0.7	$—	$6,885.1	$(5,782.7)	$(96.4)	$1,006.7	$46.7	$1,053.4
Net loss	—	—	—	(522.3)	—	(522.3)	(0.6)	(522.9)
Share-based compensation	—	—	17.7	—	—	17.7	—	17.7
Initial public offering	0.6	—	16.6	—	—	17.2	—	17.2
Common stock issuances	—	—	0.2	—	—	0.2	—	0.2
Increase in treasury shares	*	(16.3)	16.3	—	—	—	—	—
Contributions and contractual obligations from non-controlling interests, net of distributions	—	—	—	—	—	—	29.4	29.4
Other comprehensive income, net of tax	—	—	—	—	10.7	10.7	1.5	12.2
Balance at June 30, 2012	$1.3	$(16.3)	$6,935.9	$(6,305.0)	$(85.7)	$530.2	$77.0	$607.2

Balance at December 31, 2012	$1.3	$(16.3)	$6,954.4	$(7,280.2)	$(70.9)	$(411.7)	$80.1	$(331.6)
Net (loss)/income	—	—	—	(430.1)	—	(430.1)	3.9	(426.2)
Share-based compensation	—	—	11.6	—	—	11.6	—	11.6
Common stock issuances	*	—	12.6	—	—	12.6	—	12.6
Issuances of common stock under stock incentive plans	*	—	0.3	—	—	0.3	—	0.3
Increase in treasury shares	—	*	(0.1)	—	—	(0.1)	—	(0.1)
Contributions and contractual obligations from non-controlling interests	—	—	—	—	—	—	35.3	35.3
Decrease in non-controlling interests including distributions and write-downs	—	—	—	—	—	—	(7.5)	(7.5)
Other comprehensive loss, net of tax	—	—	—	—	(22.8)	(22.8)	(0.1)	(22.9)
Purchase of additional interest in subsidiary	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Balance at June 30, 2013	$1.3	$(16.3)	$6,969.2	$(7,710.3)	$(93.7)	$(849.8)	$111.7	$(738.1)
___________________

*	Amount rounds to zero.
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(426.2)	$(522.9)
Adjustments to reconcile net loss to cash flows (used in)/provided by operating activities:
Loss from discontinued operations	41.4	73.2
Gain on early extinguishments of debt	(4.6)	(79.5)
Depreciation and amortization	391.9	447.7
Amortization of deferred finance costs and debt discount/premium	170.0	163.6
Reclassification from, and amortization of, accumulated other comprehensive loss	4.3	14.3
Non-cash write-downs and reserves, net of recoveries	17.3	2.6
Gain on partial sale of subsidiary	(44.1)	—
Non-cash acquisition and integration costs	48.9	—
Unrealized (gains)/losses on fair value of derivatives	(66.5)	17.1
Impairment of intangible and tangible assets	124.7	207.0
Loss on interests in non-consolidated affiliates	16.4	10.3
Stock-based compensation expense	9.7	33.2
Deferred income taxes	(408.9)	(223.6)
Change in deferred charges and other	(0.8)	(13.9)
Change in deferred credits and other	(8.3)	(44.7)
Change in current assets and liabilities:
Accounts receivable	75.5	(11.7)
Prepayments and other current assets	(33.0)	(39.8)
Accounts payable	(32.0)	(10.9)
Interest payable	51.8	(7.2)
Accrued expenses	23.4	55.6
Other	(7.9)	1.1
Cash flows (used in)/provided by operating activities	(57.0)	71.5
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(320.3)	(192.0)
Change in restricted cash	863.8	100.7
Proceeds from partial sale of subsidiary, net of cash deconsolidated	50.4	—
Payments to acquire businesses, net of transaction costs and cash acquired	—	15.2
Investments in/advances to non-consolidated affiliates	(27.8)	(13.9)
Purchases of investment securities	(1.7)	(18.9)
Proceeds from the sale and maturity of investment securities	16.1	12.9
Other	(7.0)	(4.2)
Cash flows provided by/(used in) investing activities	573.5	(100.2)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	1,589.5	1,710.1
Debt issuance costs and fees	(47.3)	(31.9)
Borrowings under lending agreements	—	453.0
Repayments under lending agreements	—	(608.0)
Cash paid for early extinguishments of debt	(2,010.3)	(1,450.6)
Cash paid for loan maturity extension fees	(23.3)	—
Scheduled debt retirements	(7.1)	(9.0)
Purchase of additional interests in subsidiary	—	(9.6)
Contributions from non controlling interest owners	35.3	—
Proceeds from sale of additional interest in a subsidiary	—	32.2
Issuance of common stock, net of fees	12.6	17.4
Other	(13.0)	(11.1)
Cash flows (used in)/provided by financing activities	(463.6)	92.5
Cash flows from discontinued operations
Cash flows from operating activities	0.4	27.8
Cash flows from investing activities	—	(2.5)
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	0.4	25.3
Net increase in cash and cash equivalents	53.3	89.1
Change in cash classified as assets held for sale	(0.1)	0.9
Cash and cash equivalents, beginning of period	1,757.5	891.2
Cash and cash equivalents, end of period	$1,810.7	$981.2
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these footnotes, the words “Company,” “Caesars,”“Caesars Entertainment,” “CEC,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, a Delaware corporation, and its subsidiaries, unless otherwise stated or the context requires otherwise.
Note 1 — Organization and Basis of Presentation
Organization
Our business is primarily conducted through a wholly-owned subsidiary, Caesars Entertainment Operating Company, Inc. ("CEOC"), although certain material properties are not owned by CEOC. As of June 30, 2013, we owned, operated, or managed, through various subsidiaries, 52 casinos in 13 U.S. states and six countries. Of the 52 casinos, 39 are in the United States, including 20 land-based casinos, 10 riverboat or dockside casinos, three managed casinos on Indian lands, three managed casinos in Ohio, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our 13 international casinos are comprised of eight land-based casinos in England, two in Egypt, one in Scotland, one in South Africa and one in Canada. In addition, through Caesars Interactive Entertainment, Inc. ("CIE"), a majority-owned subsidiary, we own an online gaming business, providing for real money casino, bingo, and poker games in the United Kingdom, alliances with online gaming providers in Italy and France, "play for fun" offerings in other jurisdictions, and social games on Facebook and other social media websites and mobile application platforms. Also through CIE, we own the World Series of Poker tournament and brand. We view each casino property and CIE as operating segments and aggregate such casino properties and CIE into one reportable segment.
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
The financial information for the quarter and six months ended June 30, 2012 is derived from our consolidated condensed financial statements and footnotes included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and has been revised to reflect the results of operations and cash flows of the Alea Leeds casino and the subsidiaries that hold a land concession in Macau as discontinued operations. See Note 3, "Acquisitions, Investments, Dispositions and Divestitures" for further discussion.
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
Note 3 — Acquisitions, Investments, Dispositions and Divestitures
Acquisitions
Buffalo Studios, LLC and Bubbler Media
In December 2012, CIE purchased substantially all of the net assets of Buffalo Studios, LLC ("Buffalo"), a social and mobile games developer and owner of Bingo Blitz, for consideration of $45.2 million plus an earnout payment with an acquisition date fair value estimated at $5.6 million. During the first quarter 2013, the estimated fair value of the earnout was increased to $58.0 million, with a charge to acquisition and integration costs of $52.4 million. The estimated fair value of the earnout was reduced to $54.5 million during the second quarter 2013, resulting in a $3.5 million reduction in the earnout accrual, recorded in acquisition and integration costs.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Dispositions
Conrad Punta Del Este Resort and Casino
In November 2012, we signed a definitive agreement with Enjoy S.A. (“Enjoy”) to form a strategic relationship in Latin America and completed the transaction in May 2013. Under the terms of the agreement, Enjoy acquired 45% of Baluma S.A., our subsidiary that owns and operates the Conrad Punta Del Este Resort and Casino in Uruguay (the “Conrad”), in exchange for total consideration of $139.5 million. After customary deductions for expenses associated with the closing, we received $50.4 million in cash, net of $29.7 million of cash deconsolidated, a 4.5% equity stake in Enjoy, and a deferred cash payment of $31.9 million due by January 2014, which is included in other current assets as of June 30, 2013. The shares of Enjoy that we acquired are classified as available-for-sale securities. These securities are adjusted to their market value at every reporting period, with unrealized gains or losses recorded as a component of other comprehensive income.
In connection with the transaction, Enjoy assumed control of the Baluma S.A. board and primary responsibility for management of the Conrad. Upon completion of the transaction, we deconsolidated Baluma S.A. from our financial statements and began accounting for Baluma S.A. as an investment in non-consolidated affiliates utilizing the equity method of accounting.
Alea Leeds
On March 4, 2013, we permanently closed our Alea Leeds casino in England. As a result of the closure, during the quarter ended March 31, 2013, we recorded charges of $5.7 million related to the write-down of tangible and intangible assets, net of currency translation adjustment, and $15.8 million related to exit costs, comprised of non-cancellable contract costs of $15.1 million, employment related costs of $0.5 million and other costs in the amount of $0.2 million. During the quarter ended June 30, 2013, the Company paid $1.0 million of exit-related costs, accreted interest expense of $0.5 million and recognized $0.2 million increase in the liability due mainly to the impact of currency translation adjustments. As of June 30, 2013, $15.5 million remains accrued. We have presented the operations of Alea Leeds casino as discontinued operations in the Consolidated Condensed Statements of Operations for the quarter and six months ended June 30, 2013 and 2012. See “Discontinued Operations” below.
Harrah's St. Louis
On November 2, 2012, the Company sold its Harrah's St. Louis casino and recorded a pre-tax gain of $9.3 million on the sale. As a result of working capital adjustments in connection with such sale, the Company recorded reductions to the originally recorded pre-tax gain of $0.7 million in the first quarter of 2013. We have presented the results of Harrah's Maryland Heights, LLC, previous owner of the Harrah's St. Louis casino, as discontinued operations in our Consolidated Condensed Statements of Operations for the quarter and six months ended June 30, 2012. See “Discontinued Operations” below.
Macau Land Concession
During the second quarter of 2012, we determined that it was more likely than not that we would divest of our investment in a land concession in Macau prior to the end of the remaining 35-year term of the concession (the “Macau Land Concession”). As a result, we performed an impairment assessment on the Macau Land Concession and recorded an impairment charge of $101.0 million.
In the fourth quarter of 2012, the Company began discussions with interested investors regarding a sale of the subsidiaries that hold the Macau Land Concession. As a result of this plan of disposal, the assets and liabilities have been classified as held for sale in our Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012. See “Held for Sale” below.
We assess the fair value of the Macau Land Concession each reporting period and, as a result, recorded an adjustment to fair value that reduced book value by $21.0 million during the first quarter of 2013. There were no additional fair value adjustments recognized in the second quarter of 2013.
We have presented the operations of the business as discontinued operations in the Consolidated Condensed Statements of Operations for the quarters and six months ended June 30, 2013 and 2012. See “Discontinued Operations” below.
On August 6, 2013, the Company, along with certain of its wholly-owned subsidiaries, entered into a share purchase agreement with Pearl Dynasty Investments Limited (“Pearl Dynasty”), pursuant to which Pearl Dynasty will purchase from the Company all of the equity interests of the subsidiaries that hold the Macau Land Concession for a purchase price of $438.0 million subject to customary closing conditions. See Note 21, “Subsequent Events,” for further discussion.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Held for Sale
Assets and liabilities classified as held for sale relate to the subsidiaries that hold our land concessions in Macau and are as follows:

(In millions)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$4.8	$4.7
Other current assets	0.6	0.4
Assets held for sale, current	$5.4	$5.1

Property and equipment, net	$441.1	$471.2
Assets held for sale, non-current	$441.1	$471.2

Liabilities
Accounts payable and accrued expenses	$3.6	$3.8
Liabilities held for sale, current	$3.6	$3.8

Deferred credits and other	$0.2	$0.2
Deferred income taxes	49.4	51.9
Liabilities held for sale, non-current	$49.6	$52.1
Discontinued Operations
Net revenues, pre-tax (loss)/income from operations, and (loss)/income, net of income taxes presented as discontinued operations are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net revenues
Harrah's St. Louis	$—	$64.9	$—	$128.5
Macau	0.8	0.7	1.8	1.6
Alea Leeds	—	1.2	0.7	2.7
Total net revenues	$0.8	$66.8	$2.5	$132.8

Pre-tax income/(loss) from operations
Harrah's St. Louis	$—	$22.9	$(0.7)	$41.9
Macau	0.2	(105.9)	(20.5)	(109.6)
Alea Leeds	(0.5)	(1.4)	(23.0)	(2.5)
Total pre-tax loss from discontinued operations	$(0.3)	$(84.4)	$(44.2)	$(70.2)

Income/(loss), net of income taxes
Harrah's St. Louis	$—	$14.1	$(0.4)	$25.7
Macau	0.2	(93.2)	(18.0)	(96.4)
Alea Leeds	(0.5)	(1.4)	(23.0)	(2.5)
Total loss from discontinued operations, net of income taxes	$(0.3)	$(80.5)	$(41.4)	$(73.2)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 4 — Proposed Strategic Transaction
On April 23, 2013, our board of directors approved the material terms of a proposed strategic transaction, pursuant to which the Company will form a new growth-oriented entity, Caesars Growth Partners, LLC (“Growth Partners”), to be owned by the Company and participating Caesars stockholders, including the Sponsors. Participating Caesars stockholders will own their interests in Growth Partners through Caesars Acquisition Company (“CAC”), a new company created to facilitate the transaction. CAC will hold all of the voting units of Growth Partners. The Company may not sell or transfer any units of Growth Partners without the consent of CAC prior to the fifth anniversary of the issuance. From and after the fifth anniversary of the issuance, the Company may transfer units of Growth Partners to a non-competitor of Caesars Entertainment. In addition, after the fifth anniversary of the issuance, the non-voting units of Growth Partners will be exchangeable into non-voting shares of CAC with terms equivalent to the non-voting units and with rights to have such shares registered under the Securities Act of 1933.
The Company intends to distribute non-transferrable subscription rights at no charge to Caesars stockholders on a pro rata basis. The subscription rights will afford each Caesars stockholder the right to acquire for cash at least the same pro rata ownership interest in CAC as such stockholder holds in the Company. CAC will use the proceeds from its sale of shares to acquire all of the voting interests in Growth Partners. The Company and its subsidiaries will contribute their shares of CIE and approximately $1.1 billion face value of senior notes previously issued by Caesars Entertainment Operating Company, Inc. (“CEOC Notes”) that are owned by another subsidiary of the Company, which together have been preliminarily valued at $1.275 billion, to Growth Partners in exchange for non-voting units. This valuation may be increased by up to $225.0 million if earnings from CIE’s social and mobile games business exceed a specified amount in 2015, in which case the Company or its subsidiaries will receive additional non-voting units of Growth Partners. As a result of these asset contributions, the Company's economic interest in Growth Partners at the closing of the transaction will be at least 57.0%, and may be as much as 77.0%, depending on the amount of proceeds raised by CAC through its sale of shares, prior to any potential valuation increase and certain other potential adjustments. Additionally, Growth Partners intends to use $360.0 million of proceeds received from CAC to purchase from a subsidiary of the Company the Planet Hollywood Resort & Casino in Las Vegas, the Company's joint venture interests in a casino under development in Baltimore ("Horseshoe Baltimore") and a financial stake in the management fee stream for both of those properties, equal to 50% of the management fee.
A subsidiary of Growth Partners will assume $513.2 million in face value debt outstanding related to Planet Hollywood. The purchase of Planet Hollywood and the assumption of the current debt outstanding related to Planet Hollywood by Growth Partners are subject to the receipt of approval of lenders of such outstanding debt and any requirements the lenders may impose. In the event the Company does not receive the required lenders' approval with respect to the purchase of Planet Hollywood by Growth Partners and the related assumption of the current debt outstanding related to Planet Hollywood, the Growth Partners transactions may not close. Alternatively, the Growth Partners transactions may be altered to not include Planet Hollywood.
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
After the third anniversary of the closing of the transaction, the Company and/or its subsidiaries will have the right to acquire the voting units of Growth Partners, or at the election of CAC, the shares of CAC, subject to certain conditions, including shareholder and Board approval. Following the fifth anniversary of the closing of the transaction and until the eight years and six months anniversary of the closing of the transaction, the board of directors of CAC will have the right to cause a liquidation of Growth Partners, which means the sale or winding up of Growth Partners, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of Growth Partners to the holders of Growth Partners’ units. Unless otherwise agreed by the holders of the non-voting units, on the eight years and six months anniversary of the closing of the transaction, if CAC has not previously exercised its liquidation right, Growth Partners shall liquidate as described above.
On July 10, 2013, CAC filed a Registration Statement on Form S-1 with the SEC.
Note 5 — Restricted Cash
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9.0% senior secured notes due 2020, the proceeds of which were placed into escrow and recorded as short-term restricted cash at December 31, 2012. On February 20, 2013, the escrow conditions were satisfied, and the cash was released from restriction.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Property and Equipment, net
Property and equipment, net consists of the following:

(In millions)	June 30, 2013	December 31, 2012
Land and land improvements	$7,095.6	$7,208.8
Buildings, riverboats, and improvements	8,572.0	8,725.7
Furniture, fixtures, and equipment	2,567.8	2,491.0
Construction in progress	579.4	378.3
	18,814.8	18,803.8
Less: accumulated depreciation	(3,352.9)	(3,102.1)
	$15,461.9	$15,701.7
Depreciation expense, which is included in depreciation and amortization, corporate expense and loss from discontinued operations in our Consolidated Condensed Statements of Operations, is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Depreciation expense	$142.8	$184.7	$306.4	$374.4
Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time.
Tangible Asset Impairments
Continuing Operations
We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.
We have been in negotiations with potential investors on the possible sale of a real estate project owned by the Company, related to investments of the Casino Reinvestment Development Authority (“CRDA”), a New Jersey state governmental agency responsible for directing the spending of casino reinvestment funds for the benefit of Atlantic City. The Company estimated the fair value of the property based on a market value approach, and in June 2013, we recorded a tangible asset impairment of $22.4 million primarily related to our investment in this real estate project.
As a result of a possible transaction involving certain of our land holdings in Biloxi, Mississippi, we evaluated the recorded values of these holdings against their estimated future cash flows. As a result of our analysis, we recorded tangible asset impairments of $79.3 million in June 2013 to adjust the land holdings to fair value.
In March 2012, we recorded a tangible asset impairment on construction in progress of $167.5 million related to a halted development project in Biloxi, Mississippi, as well as a tangible asset impairment on a project in Spain for $6.5 million.
Discontinued Operations
We recorded fair value adjustments related to our land concession in Macau in the second quarter of 2012 and the first quarter of 2013 as further described in Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
Note 7 — Goodwill and Other Intangible Assets
Each year, we perform an annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30, or more frequently if impairment indicators exist.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During each of the first and second quarters of 2013, due to various factors, including changes in projected earnings, we performed interim impairment assessments of goodwill and other non-amortizing intangible assets and, as a result, we recorded impairment charges of $20.0 million and $3.0 million, respectively, related to certain gaming rights.
During the second quarter of 2012, due to weak economic conditions in certain gaming markets, we performed an interim impairment assessment of non-amortizing intangible assets. This analysis resulted in an impairment charge of $33.0 million related to our trademark assets as a result of reduced revenues associated with these assets.
The following table sets forth changes in our goodwill and other intangible assets for the six months ended June 30, 2013:

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance at December 31, 2012	$1,027.6	$3,160.3	$2,958.1
Impairments	—	—	(23.0)
Amortization expense	(82.5)	—	—
Foreign currency translation	(0.4)	—	(1.6)
Additions	5.7	—	—
Disposals	—	(14.9)	—
Other	(1.8)	7.4	(0.4)
Balance at June 30, 2013	$948.6	$3,152.8	$2,933.1
During the second quarter of 2013, we recorded a $14.9 million reduction in goodwill in connection with the deconsolidation of Baluma S.A. upon the closing of the Conrad transaction described in Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	June 30, 2013				December 31, 2012
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	6.5	$1,456.9	$(681.5)	$775.4	$1,456.7	$(618.0)	$838.7
Contract rights	1.5	144.1	(72.3)	71.8	145.1	(66.3)	78.8
Patented technology	3.3	160.8	(88.1)	72.7	156.7	(76.6)	80.1
Gaming rights	11.0	42.8	(14.1)	28.7	42.8	(12.8)	30.0
Trademarks	—	—	—	—	1.7	(1.7)	—
		$1,804.6	$(856.0)	948.6	$1,803.0	$(775.4)	1,027.6
Non-amortizing intangible assets
Trademarks				1,699.0			1,699.7
Gaming rights				1,234.1			1,258.4
				2,933.1			2,958.1
Total intangible assets other than goodwill				$3,881.7			$3,985.7

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 8—Debt
The following table presents our outstanding debt as of June 30, 2013 and December 31, 2012:

Detail of Debt (Dollars in millions)	Final Maturity		Rate(s) at June 30, 2013	Face Value at June 30, 2013	Book Value at June 30, 2013	Book Value at Dec. 31, 2012
Credit Facilities (a)
Term Loans B1 - B3	2015		3.19% - 3.28%	$29.1	$29.1	$1,025.8
Term Loan B4	2016		9.50%	965.0	951.2	954.5
Term Loan B5	2018		4.44%	991.9	988.9	1,218.8
Term Loan B6	2018		5.44%	2,431.9	2,396.5	2,812.6
Revolving Credit Facility	2014		—	—	—	—
Revolving Credit Facility	2017		—	—	—	—
Secured Debt
Senior Secured Notes (a)	2017		11.25%	2,095.0	2,063.2	2,060.2
Senior Secured Notes (a)	2020		8.50%	1,250.0	1,250.0	1,250.0
Senior Secured Notes (a)	2020		9.00%	3,000.0	2,951.9	1,486.9
CMBS Financing	2015	(c)	3.68%	4,439.1	4,417.7	4,660.5
Second-Priority Senior Secured Notes (a)	2018		12.75%	750.0	743.4	742.9
Second-Priority Senior Secured Notes (a)	2018		10.00%	4,528.1	2,321.3	2,260.2
Second-Priority Senior Secured Notes (a)	2015		10.00%	214.8	179.2	173.7
Chester Downs Senior Secured Notes	2020		9.25%	330.0	330.0	330.0
PHW Las Vegas Senior Secured Loan	2015	(d)	3.05%	513.2	460.4	438.2
LINQ/Octavius Senior Secured Loan	2017		9.25%	450.0	446.8	446.5
Bill's Gamblin' Hall & Saloon Credit Facility	2019		11.00%	185.0	181.5	181.4
Subsidiary-Guaranteed Debt (b)
Senior Notes	2016		10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018		10.75%-11.5%	10.3	10.3	9.7
Unsecured Senior Debt (a)
5.375%	2013		5.375%	99.0	95.7	116.6
7.0%	2013		7.00%	—	—	0.6
5.625%	2015		5.625%	364.4	317.2	306.7
6.5%	2016		6.50%	248.7	206.6	200.9
5.75%	2017		5.75%	147.9	111.8	108.7
Floating Rate Contingent Convertible Senior Notes	2024		0.57%	0.2	0.2	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037		5.30%	62.9	62.9	64.3
Other	2014		—%	47.7	47.7	47.7
Capitalized Lease Obligations	to 2017		3.57% - 11.0%	29.2	29.2	35.9
Total Debt				23,662.0	21,071.3	21,412.1
Current Portion of Long-Term Debt				(175.2)	(158.5)	(879.9)
Long-Term Debt				$23,486.8	$20,912.8	$20,532.2
___________________

(a)	Guaranteed by Caesars Entertainment.

(b)	Guaranteed by Caesars Entertainment and certain wholly-owned subsidiaries of CEOC

(c)	Based on our ability and intent, assumes the exercise of extension options to move the maturity from 2014 to 2015, subject to certain conditions.

(d)	Based on our ability and intent, assumes the exercise of extension options to move the maturity from 2013 to 2015, subject to certain conditions.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of June 30, 2013 and December 31, 2012, book values are presented net of unamortized discounts of $2,590.7 million and $2,691.0 million, respectively.
Current Portion of Long-Term Debt
Our current maturities of long-term debt include required interim principal payments on certain term loans under the senior secured credit facilities, the special improvement district bonds, other unsecured borrowings and capitalized lease obligations. The current portion of long-term debt also includes $26.0 million of 10.0% second-priority senior secured notes due 2018, $24.8 million of 10.0% second-priority senior secured notes due 2015 and $99.0 million of 5.375% unsecured senior debt due 2013. Our current maturities exclude the PHW Las Vegas senior secured loan due in December 2013 and the CMBS financing due in February 2014 based upon our ability and intent to exercise our options to extend the maturities to 2015.
The current portion of long-term debt at December 31, 2012 includes $750.0 million of 9.0% notes issued in December 2012 pending satisfaction of certain escrow conditions. On February 20, 2013, the escrow conditions were satisfied and the debt obligation was re-classified to long-term.
CEOC Credit Facilities
In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Caesars’ other direct, wholly-owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing, as defined in our 2012 10-K.
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
As of June 30, 2013, our Credit Facilities provide for senior secured financing of up to $4,633.4 million, consisting of (i) senior secured term loans in an aggregate principal amount of $4,417.9 million, comprised of $29.1 million maturing on January 28, 2015, $965.0 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $215.5 million, with $109.4 million maturing January 28, 2014 and $106.1 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities currently require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of June 30, 2013, $119.9 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $95.6 million of additional borrowing capacity was available to the Company under its revolving credit facility as of June 30, 2013.
CEOC Notes
Issuances
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As a result of these repayments, we recognized a loss on early extinguishment of debt of $29.4 million during the first quarter of 2013.
Open Market Purchases
During the second quarter 2013, we completed open market purchases of CEOC debt securities as follows:

Debt (dollars in millions)	Maturity	Face Value	Cash Paid
5.375% Unsecured Senior Notes	2013	$26.2	$26.0
10.0% Second-Priority Senior Secured Notes	2018	25.0	14.9
In connection with the above transactions, we recorded a gain on early extinguishments of debt of $2.4 million, net of discounts. The above securities were repurchased by a non-CEOC subsidiary of Caesars Entertainment and are still outstanding for purposes of CEOC.
CMBS Financing and Open Market Purchases
In February 2013, we paid an extension fee of $23.3 million and exercised the option to extend the maturity of the CMBS Financing to 2014. The loan contains an additional extension option to extend its maturity from 2014 to 2015, subject to certain conditions. As part of the extension, we entered into a new interest rate cap agreement as further described in Note 9, "Derivative Instruments."
In June 2013, we purchased $225.0 million of face value of CMBS debt for $183.7 million, recognizing a pre-tax gain of $39.0 million, net of deferred finance charges.
Restrictive Covenants and Other Matters
Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Specifically, the Credit Facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. After giving effect to the February 2013 bank amendment to the Credit Facilities discussed above, this ratio excludes $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. For purposes of calculating the senior secured leverage ratio, the amount of senior first priority secured debt is reduced by the amount of unrestricted cash on hand. As of June 30, 2013, CEOC's senior secured leverage ratio was 4.33 to 1.0.
In addition, certain covenants contained in CEOC's senior secured credit facilities and indentures covering its first priority senior secured notes and second priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA-Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of June 30, 2013, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 7.29 to 1.0 and 13.60 to 1.0, respectively. For the twelve months ended June 30, 2013, CEOC's LTM Adjusted EBITDA-Pro Forma - CEOC Restricted was insufficient to cover fixed charges by $600.0 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio, and consolidated leverage ratio described in this paragraph are not maintenance covenants.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 9 — Derivative Instruments
Derivative Instruments – Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2013, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of June 30, 2013 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of June 30, 2013	Next Reset Date	Maturity Date
April 25, 2011	$250.0	1.351%	0.193%	July 25, 2013	January 25, 2015
April 25, 2011	250.0	1.347%	0.193%	July 25, 2013	January 25, 2015
April 25, 2011	250.0	1.350%	0.193%	July 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.068%	0.193%	July 25, 2013	January 25, 2015
April 25, 2011	1,000.0	3.150%	0.193%	July 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.750%	0.193%	July 25, 2013	January 25, 2015
April 25, 2011	1,000.0	3.264%	0.193%	July 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.814%	0.193%	July 25, 2013	January 25, 2015
The variable rate on our interest rate swap instruments did not materially change as a result of the July 25, 2013 reset.
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
Derivative Instruments – Other
During the second quarter of 2012, the Company entered into a written put option (the “Option”) for certain preferred equity interests. The potential future aggregate cash payments of $13.9 million as of June 30, 2013 related to the Option may occur from time to time. Based on the structure of this security as a written put option, the obligation for these potential cash payments is not reflected in our Consolidated Condensed Balance Sheets. Additionally, the Option is recorded in our Consolidated Condensed Balance Sheets at its fair value, which was de minimis as of June 30, 2013.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Derivative Instruments – Impact on Consolidated Condensed Financial Statements
None of our derivative instruments are offset, and the fair values of assets and liabilities are recognized in the Consolidated Condensed Balance Sheets. The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of June 30, 2013 and December 31, 2012:

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps		$—		$—	Deferred credits and other	$(237.1)	Deferred credits and other	$(306.4)
Interest rate caps	Deferred charges and other	0.1		—		—		—
Total derivatives		$0.1		$—		$(237.1)		$(306.4)
The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the quarters ended June 30, 2013 and 2012:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)		Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012		Quarter Ended June 30, 2013	Quarter Ended June 30, 2012		Quarter Ended June 30, 2013	Quarter Ended June 30, 2012
Interest rate contracts	$—	$—	Interest expense	$—	$7.2	Interest expense	$—	$—

(In millions)		Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Net Loss	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012
Interest rate contracts	Interest expense	$(45.5)	$(17.6)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table represents the effect of derivative instruments in the Consolidated Condensed Statements of Operations for the six months ended June 30, 2013 and 2012:

(In millions)	Amount of (Gain) or Loss Recognized in AOCL (Effective Portion)		Location of (Gain) or Loss Reclassified From AOCL Into Net Loss (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCL into Net Loss (Effective Portion)		Location of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Net Loss (Ineffective Portion)
Derivatives designated as hedging instruments	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012		Six Months Ended June 30, 2013	Six Months Ended June 30, 2012		Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Interest rate contracts	$—	$—	Interest expense	$3.9	$14.3	Interest expense	$—	$—

(In millions)		Amount of (Gain) or Loss Recognized in Net Loss
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Net Loss	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Interest rate contracts	Interest expense	$(66.5)	$17.1
The difference to be paid or received under the terms of the interest rate swap agreements is recognized as interest expense and is paid monthly. This cash settlement portion of the interest rate swap agreements increased interest expense for the quarters ended June 30, 2013 and 2012 by $42.8 million and $42.2 million, respectively, and increased interest expense for the six months ended June 30, 2013 and 2012 by $85.0 million and $84.0 million respectively.
At June 30, 2013, our variable-rate debt, excluding $5,750.0 million of variable-rate debt hedged using interest rate swap agreements, represents 18% of our total debt, while our fixed-rate debt is 82% of our total debt.
Note 10 — Stockholders' Equity and Non-controlling Interests
Common Stock
In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million. In April 2012, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC whereby the Company may issue and sell up to 10.0 million shares of the Company's common stock from time to time. During the quarter and six months ended June 30, 2013, the Company issued 900,493 shares with aggregate offering proceeds of $12.6 million. During the quarter and six months ended June 30, 2012, the Company issued 15,000 shares for aggregate offering proceeds of $0.2 million.
Non-controlling Interests
CBAC Gaming, LLC, the Company-led consortium developing Horseshoe Casino Baltimore, received additional capital contributions from minority shareholders of $35.3 million in the quarter ended June 30, 2013. The investment increased the Company's non-controlling interest equity for partner contributions to the development of the project, net of pre-opening losses of $2.1 million also allocated to non-controlling interest equity. The $400 million development will be located in the City of Baltimore.
Financing for the project was obtained and the development broke ground in July 2013. For additional information on the financing see Note 21, "Subsequent Events."

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 11 — Reclassifications out of Accumulated Other Comprehensive Loss
Reclassifications out of AOCL for the quarter and six months ended June 30, 2013 include the following:

	Quarter Ended June 30, 2013			Six Months Ended June 30, 2013
(In millions)	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Losses on Derivative Instruments	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Losses on Derivative Instruments
Amount reclassified from AOCL to interest expense, net of capitalized interest	$0.2	$—	$—	$0.4	$—	$3.9
Amount reclassified from AOCL to write-downs, reserves, and project opening costs, net of recoveries	—	—	—	—	(4.1)	—
Amount reclassified from AOCL to loss/(income) from discontinued operations	—	—	—	—	(2.2)	—
Related tax impact	—	—	—	(0.1)	—	(1.4)
Reclassification, net of income taxes	$0.2	$—	$—	$0.3	$(6.3)	$2.5
Reclassifications out of AOCL for the quarter and six months ended June 30, 2012 include the following:

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012
(In millions)	Losses on Derivative Instruments	Losses on Derivative Instruments
Amount reclassified from AOCL to interest expense, net of capitalized interest	$7.2	$14.3
Related tax impact	(2.6)	(5.2)
Reclassification, net of income taxes	$4.6	$9.1
Note 12 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances.
The estimated retail value of such casino promotional allowances is included in operating revenues as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Food and Beverage	$153.4	$162.6	$312.8	$330.5
Rooms	112.6	120.1	223.2	238.3
Other	21.3	22.3	45.1	46.0
	$287.3	$305.0	$581.1	$614.8
The estimated cost of providing such casino promotional allowances is included in casino expenses as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Food and Beverage	$111.2	$119.5	$224.4	$242.6
Rooms	43.2	46.4	87.4	92.0
Other	8.9	10.8	21.2	23.3
	$163.3	$176.7	$333.0	$357.9

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 13 — Loss Per Share
Basic loss per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and loss from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the quarters and six months ended June 30, 2013 and 2012, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted loss per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.
The following table shows the number of shares which were excluded from the computation of diluted loss per share as they were anti-dilutive:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Stock options	3.6	8.2	3.0	8.2
Warrants	0.4	0.4	0.4	0.4
Total anti-dilutive potential common shares	4.0	8.6	3.4	8.6
Note 14 — Write-downs, Reserves, and Project Opening Costs, net of Recoveries
Write-downs, reserves, and project opening costs, net of recoveries include project opening costs and various pre-tax charges to record contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine reserves.
The components of write-downs, reserves, and project opening costs, net of recoveries are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Remediation costs	$6.9	$3.6	$19.0	$6.0
Divestitures and abandonments	12.1	1.9	13.9	8.1
Efficiency projects	—	1.7	—	7.8
Project opening costs	2.9	0.1	4.6	1.8
Other	1.5	0.6	6.6	0.4
Total write-downs, reserves, and project opening costs, net of recoveries	$23.4	$7.9	$44.1	$24.1
Remediation costs relate to projects at certain of our Las Vegas properties.
Divestitures and abandonments include (gains)/losses on divested or abandoned assets, demolition costs and costs associated with various projects that are determined to no longer be viable. Costs incurred in the quarter and six months ended June 30, 2013 primarily relate to a previously halted development project and land lease obligations in Biloxi, Mississippi.
Efficiency projects represent costs incurred to identify and implement efficiency programs aimed at streamlining corporate and operating functions to achieve cost savings.
Project opening costs represents costs associated exclusively with opening a new property/project.
Other includes contingent liability reserves and other non-routine transactions.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 15 — Income Taxes
Total income taxes were allocated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Income tax benefit on loss before income taxes	$(115.7)	$(105.9)	$(406.0)	$(264.2)
Income tax (benefit)/provision on discontinued operations	—	(3.9)	(2.8)	3.0
Accumulated other comprehensive (income)/loss	(0.3)	1.7	1.2	4.6
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.

The effective tax rate for the quarter ended June 30, 2013 and 2012 was 35.6% and 39.6%, respectively. The effective rate benefit in the second quarter of 2013 was lower than 2012 primarily due to lower tax benefits from foreign operations.

The effective tax rate for the six months ended June 30, 2013 and 2012 was 51.3% and 37.0%, respectively. The effective rate benefit was higher for the first six months of 2013 primarily due to (i) a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the first quarter of 2013 which was retroactive to December 2012, (ii) retroactive U.S. tax law changes which were enacted in January 2013 and (iii) a favorable tax ruling in Israel received in February 2013.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months.
Note 16 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of June 30, 2013 and December 31, 2012:

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Investments	$114.7	$114.7	$—	$—
Derivative instruments	0.1	—	0.1	—
Liabilities:
Derivative instruments	(237.1)	—	(237.1)	—

December 31, 2012
Assets:
Investments	$114.2	$114.2	$—	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(306.4)	—	(306.4)	—
___________________

*	Amount rounds to zero

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following section describes the valuation methodologies used to estimate or measure fair value, key inputs, and significant assumptions:
Investments
Investments consist of equity and debt securities with maturity dates greater than 90 days at the date of the security's acquisition. These securities are traded in active markets, have readily determined market values, and use Level 1 inputs. Securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. These investments are included in either prepayments and other current assets or deferred charges and other in our Consolidated Condensed Balance Sheets.
The fair value of investments in marketable securities were as follows:

(In millions)	June 30, 2013	December 31, 2012
Equity securities	$19.4	$2.8
Government bonds	95.3	111.4
Total investments	$114.7	$114.2
Gross unrealized gains and losses on marketable securities at June 30, 2013 and December 31, 2012 were not material.
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
Items Measured at Fair Value on a Non-recurring Basis
The following table shows the fair value of our assets and liabilities that are required to be measured at fair value as of June 30, 2013 and the total adjustments recorded on these items during the six months ended June 30, 2013:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Adjustments Loss/(Gain)
Intangible and tangible assets	$34.5	$—	$19.4	$15.1	$124.7
Net assets held for sale	393.3	—	—	393.3	21.0
Contingent earnout liability	54.5	—	—	54.5	48.9
Net assets held for sale represent the net assets of the subsidiaries that hold our land concession in Macau and the contingent earnout liability relates to CIE's acquisition of Buffalo's net assets, both of which are further described in Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
Market and income approaches were used to value the intangible and tangible assets and net assets held for sale in accordance with the provisions of FASB Codification Subtopic 350, Intangibles -- Goodwill and Other, and Subtopic 360, Property, Plant, and Equipment, as appropriate. Inputs included an expected range of market values, probability assessments made by management that each outcome could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate. The fair value of our contingent liability is estimated based upon probability-weighted outcomes using the best information available including cash flow projections.
Items Disclosed at Fair Value
Long-term debt
The fair value of the Company’s debt has been calculated based on the borrowing rates available as of June 30, 2013, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of June 30, 2013, the Company’s outstanding debt had an estimated fair value of $20,148.8 million and a carrying value of $21,071.3 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 17 — Litigation, Contractual Commitments and Contingent Liabilities
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
On October 21, 2010, the administrative law judge (“ALJ”) issued a decision and ruled in our favor on a number of key issues, including that complimentary employee meals are not subject to sales tax. Although both the Company and the Department filed an appeal of the decision with the Nevada Tax Commission (“Commission”), the case was returned to the ALJ for further factual development. The ALJ issued a second decision on March 8, 2012, reversing the previous, partially favorable ruling relating to the taxability of complimentary employee meals and affirmed the taxability of complimentary meals but limited the entire sales tax assessment to the amount of the Company's use tax refund claims resulting in no use tax refund awarded but no sales tax amounts due. The ALJ decision was affirmed in the Commission hearing on June 25, 2012 and the Commission's final decision was issued on July 31, 2012. We filed a petition for judicial review with the District Court on August 7, 2012. On March 1, 2013, the District Court judge ruled that employee meals are not subject to sales tax but affirmed the application of sales tax to complimentary patron meals. Additionally, the judge ordered a refund of the portion of our use tax refund claims filed prior to October 1, 2005 without any offsetting sales tax assessments relating to complimentary patron meals for those periods. We appealed the District Court decision to the Nevada Supreme Court.
Subsequent to a written Commission decision issued in February 2012 for another gaming company, the Department issued draft regulations requiring the collection of sales tax on the retail value of complimentary meals and the cost of employee meals. On June 6, 2012, the Department issued additional guidance regarding the payment of sales tax on complimentary and employee meals, maintaining that meals are taxable as of February 15, 2012 but that the payment of the tax is due, without penalty or interest, at the earlier of (a) one month after approval of the regulation by the Legislative Commission, (b) one month after a Nevada Supreme Court decision, (c) the effective date of any legislation or (d) June 30, 2013. The Department stated that it provided this additional guidance regarding the deferral of payment requirements because the Legislative Commission did not yet have the opportunity to approve the regulation and because there were several ongoing appeals that had not been heard by the Commission and the Nevada Supreme Court.
On May 31, 2013, we entered into a settlement agreement with the Department wherein we agreed to forgo our pending use tax refund claims, the Department agreed to abate the sales tax assessment of $27.4 million and both parties stipulated to the dismissal of our respective cases. Additionally, during the 2013 Nevada legislative session, the legislature enacted legislation providing that the provision of complimentary meals to employees and patrons are excluded from the definition of the term “sale” for purposes of determining sales tax. As a result, we have reversed $17.5 million in sales tax reserves originally accrued against a loss in this matter. This credit is included in property, general, administrative, and other in the accompanying Consolidated Condensed Statements of Operations.
Other
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Contractual Commitments
Material changes to our aggregate indebtedness are described in Note 8, "Debt." At June 30, 2013, our estimated interest payments for the rest of the year ended December 31, 2013 are $1,001.9 million, for the years ended December 31, 2014 through 2017 are $2,010.8 million, $1,670.4 million, $1,517.0 million, and $1,257.7 million, respectively, and our estimated interest payments thereafter are $1,401.4 million.
As of June 30, 2013, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in our 2012 10-K.

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
Note 18 — Supplemental Cash Flow Information
Significant Non-cash Transactions
Significant non-cash transactions during the six months ended June 30, 2013 include non-cash intangible asset impairment charges of $23.0 million as further described in Note 7, "Goodwill and Other Intangible Assets," non-cash tangible asset impairment charges of $101.7 million as further described in Note 6, "Property and Equipment, net," and non-cash charges of $42.5 million related to discontinued operations as further described in Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
Significant non-cash transactions during the six months ended June 30, 2012 include a contribution of 1.8 million shares by the Participating Co-Investors, a $33.0 million non-cash impairment on trademark intangibles as further described in Note 7, "Goodwill and Other Intangible Assets," non-cash impairment charges on tangible assets of $174.0 million as further described

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

in Note 6, "Property and Equipment, net," and tangible asset impairment charges related to discontinued operations of $101.0 million as further described in Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
Cash Paid for Interest and Taxes
The following table reconciles our interest expense, net of capitalized interest, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	Six Months Ended June 30,
(In millions)	2013	2012
Interest expense, net of interest capitalized	$1,114.8	$1,058.5
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(59.3)	22.8
Amortization of deferred finance charges	(28.2)	(52.5)
Net amortization of discounts and premiums	(141.8)	(111.1)
Amortization of accumulated other comprehensive loss	(4.3)	(14.3)
Rollover of PIK interest to principal	(0.6)	(0.5)
Change in fair value of derivative instruments	66.5	(17.1)
Cash paid for interest	$947.1	$885.8
Cash payments for income taxes, net	$16.4	$9.4
Note 19 — Stock-Based Compensation
Our stock-based compensation expense consists primarily of time-based and performance-based options of Caesars Entertainment and one of its subsidiaries that have been granted to management, other personnel and key service providers. The Company has recognized compensation expense associated with its stock-based compensation programs as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Amounts included in:
Corporate expense	$2.6	$4.1	$3.3	$14.2
Property, general, administrative, and other	3.5	17.6	6.4	19.0
Total stock-based compensation expense	$6.1	$21.7	$9.7	$33.2
During the quarter ended June 30, 2013 and 2012, the Company recorded $2.6 million and $16.2 million, respectively, of expense related to stock-based awards of its subsidiaries, of which $1.8 million and $15.5 million, respectively, related to liability-classified awards that are re-measured to fair value at each reporting date, and $0.8 million and $0.7 million, respectively, related to equity-classified awards that are measured at their fair value at the date of grant.
During the six months ended June 30, 2013 and 2012, the Company recorded $3.9 million and $16.2 million, respectively, of expense related to stock-based awards of its subsidiaries, of which $2.3 million and $15.5 million, respectively, related to liability-classified awards that are re-measured to fair value at each reporting date, and $1.6 million and $0.7 million, respectively, related to equity-classified awards that are measured at their fair value at the date of grant.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a summary of share-based option activity, including options under the Company's 2008 incentive plan and the Company's 2012 incentive plan and warrants to purchase common stock, for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	8,478,148	$12.22
Granted	545,812	$13.64
Exercised	(31,640)	$8.22
Canceled	(251,478)	$12.46
Outstanding at June 30, 2013	8,740,842	$12.32
Vested and expected to vest at June 30, 2013	6,819,442	$12.37
Exercisable at June 30, 2013	1,362,327	$11.69
Award Issuances
On June 28, 2013, the Company granted 1.6 million restricted stock units (the "RSUs") to employees of the Company with an aggregate grant date fair value of approximately $21.3 million. Each RSU represents the right to receive payment in respect of one share of the Company's common stock. The majority of the RSUs will vest 25% annually beginning January 2, 2014.
Note 20 — Related Party Transactions
In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to the Sponsors, which are included in corporate expense in our Consolidated Condensed Statements of Operations, was $7.5 million for each of the quarters ended June 30, 2013 and 2012, and $15.0 million for each of the six-months period ended June 30, 2013 and 2012. We also reimburse the Sponsors for expenses that they incur related to their management services. We may engage in transactions with companies owned or controlled by affiliates of our Sponsors in the normal course of business. We believe such transactions are conducted at fair value. In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.
Note 21 — Subsequent Events
Horseshoe Baltimore Financing
On July 2, 2013, CBAC Borrower, LLC (“CBAC”), a joint venture among Caesars Baltimore Investment Company, LLC (a wholly-owned indirect subsidiary of CEOC), Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the “Baltimore Credit Facility”) in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage (collectively, the “Baltimore Development”).
The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until the 12-month anniversary of the closing and a $37.5 million delayed draw facility available until the 18-month anniversary of the closing and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
Concurrently with the closing of the Baltimore Credit Facility, CBAC also entered into a term loan facility that provides for up to $30.0 million of equipment financing (the “Baltimore FF&E Facility”). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Caesars Acquisition Company
On July 10, 2013, CAC filed a Registration Statement on Form S-1 in connection with the Growth Partners transaction described in Note 4, "Proposed Strategic Transaction."
CEOC Notes
Open Market Purchases
In July 2013, the Company purchased $10.0 million of aggregate face value of 5.375% Unsecured Senior Notes, and any resulting gain or loss on early extinguishments of debt will be recognized during the third quarter of 2013.
Macau Land Concession
On August 6, 2013, the Company, along with certain of its wholly-owned subsidiaries, entered into a share purchase agreement (“Purchase Agreement”) with Pearl Dynasty Investments Limited (“Pearl Dynasty”), pursuant to which Pearl Dynasty will purchase from the Company all of the equity interests of the subsidiaries that hold the Macau Land Concession for a purchase price of $438.0 million subject to customary closing conditions.
The Purchase Agreement requires Pearl Dynasty to deposit certain amounts with the Company in connection with the transaction. Pearl Dynasty deposited $21.9 million on August 7, 2013, and an additional $43.8 million on August 8, 2013. The deposits will be applied to the purchase price at closing of the transaction.
Pearl Dynasty must complete the transaction within 90 days, subject to a right to extend the period for closing by one month. For the extension, Pearl Dynasty must deposit an additional $8.0 million with the Company.
The Company is generally entitled to retain $43.8 million (10% of the purchase price) plus any amount received in connection with extension of the time for closing as liquidated damages if Pearl Dynasty does not complete the transaction when required. Under certain limited circumstances, the Company may be required to return the deposit and pay liquidated damages to Pearl Dynasty in an amount of up to $43.8 million if the Company does not complete the transaction when required or Pearl Dynasty terminates the agreement due to a breach of certain of the Company's representations in the Purchase Agreement.
The transactions contemplated by the Purchase Agreement are subject to customary closing conditions, and are expected to close in the final quarter of 2013. The Company expects to use the net proceeds from the sale, which are expected to be approximately $420.0 million, to fund CEOC capital expenditures or to repurchase certain outstanding debt obligations of CEOC.
Note 22 — Condensed Consolidating Financial Information of Guarantors and Issuers
CEOC is the issuer of certain registered debt securities, a portion of which is guaranteed by Caesars Entertainment ("Parent-Only Guaranteed Debt") and a portion of which is guaranteed by both Caesars Entertainment and certain wholly-owned subsidiaries of CEOC ("Parent and Subsidiary Guaranteed Debt"). The table below presents the condensed consolidating financial information relevant to these two guarantee structures as of June 30, 2013, and December 31, 2012, and for the quarter and six months ended June 30, 2013 and 2012. The CEC (parent guarantor), subsidiary issuer, and subsidiary non-guarantors of parent-only guaranteed debt columns represent the information related to the Parent-Only Guaranteed Debt structure. The CEC (parent guarantor), subsidiary issuer, subsidiary guarantors of parent and subsidiary guaranteed debt, and subsidiary non-guarantors of parent and subsidiary guaranteed debt columns represent the information related to the Parent and Subsidiary Guaranteed Debt structure.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$195.0	$731.1	$304.6	$580.0	$884.6	$—	$1,810.7
Restricted cash	10.5	—	1.0	76.9	77.9	—	88.4
Receivables, net of allowance for doubtful accounts	0.1	23.7	279.0	183.4	462.4	—	486.2
Deferred income taxes	—	33.4	72.7	18.0	90.7	—	124.1
Prepayments and other current assets	—	10.8	97.4	96.3	193.7	—	204.5
Inventories	—	0.2	30.3	15.8	46.1	—	46.3
Intercompany receivables	10.3	289.6	170.9	200.4	371.3	(671.2)	—
Assets held for sale	—	—	—	5.4	5.4	—	5.4
Total current assets	215.9	1,088.8	955.9	1,176.2	2,132.1	(671.2)	2,765.6
Property and equipment, net	—	186.0	8,409.6	6,869.9	15,279.5	(3.6)	15,461.9
Goodwill	—	—	1,330.9	1,821.9	3,152.8	—	3,152.8
Intangible assets other than goodwill	—	3.9	3,115.7	762.1	3,877.8	—	3,881.7
Investments in subsidiaries	—	11,286.2	914.4	863.2	1,777.6	(13,063.8)	—
Investments in and advances to non-consolidated affiliates	—	—	3.3	205.7	209.0	—	209.0
Restricted cash	—	—	—	246.0	246.0	—	246.0
Deferred charges and other	6.2	309.0	205.0	171.8	376.8	(5.3)	686.7
Intercompany receivables	325.1	1,074.0	585.4	55.0	640.4	(2,039.5)	—
Assets held for sale	—	—	—	441.1	441.1	—	441.1
	$547.2	$13,947.9	$15,520.2	$12,612.9	$28,133.1	$(15,783.4)	$26,844.8
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$0.1	$92.9	$125.6	$108.9	$234.5	$—	$327.5
Interest payable	—	254.5	0.7	29.6	30.3	—	284.8
Accrued expenses	3.6	161.8	388.6	603.4	992.0	—	1,157.4
Current portion of long-term debt	—	141.9	10.4	6.2	16.6	—	158.5
Intercompany payables	1.2	45.3	426.2	198.5	624.7	(671.2)	—
Liabilities held for sale	—	—	—	3.6	3.6	—	3.6
Total current liabilities	4.9	696.4	951.5	950.2	1,901.7	(671.2)	1,931.8
Long-term debt	—	15,911.7	61.8	5,898.0	5,959.8	(958.7)	20,912.8
Accumulated losses of subsidiaries in excess of investment	1,308.5	—	—	—	—	(1,308.5)	—
Deferred credits and other	—	469.0	152.8	136.0	288.8	—	757.8
Deferred income taxes	—	81.6	2,163.3	1,664.9	3,828.2	21.1	3,930.9
Intercompany payables	55.0	285.4	871.1	828.0	1,699.1	(2,039.5)	—
Liabilities held for sale	—	—	—	49.6	49.6	—	49.6
	1,368.4	17,444.1	4,200.5	9,526.7	13,727.2	(4,956.8)	27,582.9
Total Caesars stockholders’ (deficit)/equity	(821.2)	(3,496.2)	11,319.7	2,974.5	14,294.2	(10,826.6)	(849.8)
Non-controlling interests	—	—	—	111.7	111.7	—	111.7
Total (deficit)/equity	(821.2)	(3,496.2)	11,319.7	3,086.2	14,405.9	(10,826.6)	(738.1)
	$547.2	$13,947.9	$15,520.2	$12,612.9	$28,133.1	$(15,783.4)	$26,844.8

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$7.4	$911.9	$353.8	$484.4	$838.2	$—	$1,757.5
Restricted cash	—	—	—	833.6	833.6	—	833.6
Receivables, less allowance for doubtful accounts	0.1	19.5	348.0	212.9	560.9	—	580.5
Deferred income taxes	—	17.4	75.7	21.8	97.5	—	114.9
Prepayments and other current assets	5.0	8.3	66.8	69.9	136.7	—	150.0
Inventories	—	0.3	31.7	20.0	51.7	—	52.0
Intercompany receivables	29.6	295.5	136.8	97.2	234.0	(559.1)	—
Assets held for sale	—	—	—	5.1	5.1	—	5.1
Total current assets	42.1	1,252.9	1,012.8	1,744.9	2,757.7	(559.1)	3,493.6
Property and equipment, net	—	189.9	8,534.6	6,977.2	15,511.8	—	15,701.7
Goodwill	—	—	1,331.0	1,829.3	3,160.3	—	3,160.3
Intangible assets other than goodwill	—	4.2	3,183.0	798.5	3,981.5	—	3,985.7
Investments in subsidiaries	—	11,669.6	920.3	790.7	1,711.0	(13,380.6)	—
Investments in and advances to non-consolidated affiliates	—	—	3.0	97.4	100.4	—	100.4
Restricted cash	—	—	—	364.6	364.6	—	364.6
Deferred charges and other	7.5	298.4	184.8	236.6	421.4	(6.7)	720.6
Intercompany receivables	563.1	1,089.6	585.9	153.8	739.7	(2,392.4)	—
Assets held for sale	—	—	—	471.2	471.2	—	471.2
	$612.7	$14,504.6	$15,755.4	$13,464.2	$29,219.6	$(16,338.8)	$27,998.1
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$3.9	$75.9	$156.5	$139.9	$296.4	$—	$376.2
Interest payable	—	176.0	0.4	57.3	57.7	—	233.7
Accrued expenses	3.7	164.7	434.7	491.6	926.3	—	1,094.7
Current portion of long-term debt	—	126.2	10.7	743.0	753.7	—	879.9
Intercompany payables	15.9	88.1	284.8	170.3	455.1	(559.1)	—
Liabilities held for sale	—	—	—	3.8	3.8	—	3.8
Total current liabilities	23.5	630.9	887.1	1,605.9	2,493.0	(559.1)	2,588.3
Long-term debt	—	15,257.0	64.8	6,122.9	6,187.7	(912.5)	20,532.2
Accumulated losses of subsidiaries in excess of investment	925.4	—	—	—	—	(925.4)	—
Deferred credits and other	4.1	535.0	160.2	123.7	283.9	—	823.0
Deferred income taxes	—	422.6	2,188.9	1,714.7	3,903.6	7.9	4,334.1
Intercompany payables	55.0	614.5	871.7	851.2	1,722.9	(2,392.4)	—
Liabilities held for sale	—	—	—	52.1	52.1	—	52.1
	1,008.0	17,460.0	4,172.7	10,470.5	14,643.2	(4,781.5)	28,329.7
Total Caesars stockholders’ (deficit)/equity	(395.3)	(2,955.4)	11,582.7	2,913.6	14,496.3	(11,557.3)	(411.7)
Non-controlling interests	—	—	—	80.1	80.1	—	80.1
Total (deficit)/equity	(395.3)	(2,955.4)	11,582.7	2,993.7	14,576.4	(11,557.3)	(331.6)
	$612.7	$14,504.6	$15,755.4	$13,464.2	$29,219.6	$(16,338.8)	$27,998.1

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
FOR THE QUARTER ENDED JUNE 30, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$16.5	$865.9	$552.7	$1,418.6	$—	$1,435.1
Food and beverage	—	3.5	208.3	174.3	382.6	—	386.1
Rooms	—	4.8	164.2	153.3	317.5	—	322.3
Management fees	—	1.7	14.2	6.4	20.6	(5.1)	17.2
Other	—	11.9	92.7	225.0	317.7	(44.8)	284.8
Less: casino promotional allowances	—	(4.8)	(168.9)	(113.6)	(282.5)	—	(287.3)
Net revenues	—	33.6	1,176.4	998.1	2,174.5	(49.9)	2,158.2
Operating expenses
Direct
Casino	—	9.4	516.1	294.1	810.2	—	819.6
Food and beverage	—	1.4	87.5	80.6	168.1	—	169.5
Rooms	—	0.7	40.2	41.3	81.5	—	82.2
Property, general, administrative, and other	—	1.7	290.7	342.2	632.9	(40.8)	593.8
Depreciation and amortization	—	0.9	85.6	54.8	140.4	—	141.3
Write-downs, reserves, and project opening costs, net of recoveries	—	0.5	16.7	6.2	22.9	—	23.4
Intangible and tangible asset impairment charges	—	—	80.3	24.4	104.7	—	104.7
(Income)/loss on interests in non-consolidated affiliates	—	—	(0.2)	14.0	13.8	—	13.8
Loss/(income) on interests in subsidiaries	208.0	(44.7)	(11.0)	—	(11.0)	(152.3)	—
Corporate expense	6.2	25.5	7.2	11.5	18.7	(9.1)	41.3
Acquisition and integration costs	—	4.9	0.2	(2.9)	(2.7)	—	2.2
Amortization of intangible assets	—	0.2	22.1	18.8	40.9	—	41.1
Total operating expenses	214.2	0.5	1,135.4	885.0	2,020.4	(202.2)	2,032.9
(Loss)/income from operations	(214.2)	33.1	41.0	113.1	154.1	152.3	125.3
Interest expense, net of interest capitalized	4.1	(499.6)	(14.6)	(84.8)	(99.4)	54.8	(540.1)
Loss on early extinguishments of debt	—	—	—	41.3	41.3	—	41.3
Gain on partial sale of subsidiary	—	—	(8.9)	53.0	44.1	—	44.1
Other income, including interest income	3.5	12.7	5.1	47.1	52.2	(63.6)	4.8
(Loss)/income from continuing operations before income taxes	(206.6)	(453.8)	22.6	169.7	192.3	143.5	(324.6)
(Provision)/benefit for income taxes	(0.5)	168.5	(9.5)	(45.9)	(55.4)	3.1	115.7
Net (loss)/income from continuing operations, net of taxes	(207.1)	(285.3)	13.1	123.8	136.9	146.6	(208.9)
Discontinued operations
Loss from discontinued operations	—	—	—	(0.3)	(0.3)	—	(0.3)
Benefit for income taxes	—	—	—	—	—	—	—
Loss from discontinued operations, net of income taxes	—	—	—	(0.3)	(0.3)	—	(0.3)
Net (loss)/income	(207.1)	(285.3)	13.1	123.5	136.6	146.6	(209.2)
Less: net income attributable to non-controlling interests	—	—	—	(3.0)	(3.0)	—	(3.0)
Net (loss)/income attributable to Caesars	(207.1)	(285.3)	13.1	120.5	133.6	146.6	(212.2)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	0.2	—	(65.0)	(65.0)	54.9	(9.9)
Less: foreign currency translation adjustments attributable to non-controlling interests, net of income taxes	—	—	—	0.1	0.1	—	0.1
Comprehensive (loss)/income attributable to Caesars	$(207.1)	$(285.1)	$13.1	$55.6	$68.7	$201.5	$(222.0)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
FOR THE QUARTER ENDED JUNE 30, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$15.3	$959.8	$576.8	$1,536.6	$—	$1,551.9
Food and beverage	—	3.3	208.2	173.8	382.0	—	385.3
Rooms	—	5.3	163.8	147.3	311.1	—	316.4
Management fees	—	2.1	13.4	1.9	15.3	(5.1)	12.3
Other	—	6.3	90.5	145.8	236.3	(39.8)	202.8
Less: casino promotional allowances	—	(5.3)	(181.0)	(118.7)	(299.7)	—	(305.0)
Net revenues	—	27.0	1,254.7	926.9	2,181.6	(44.9)	2,163.7
Operating expenses
Direct
Casino	—	9.6	556.4	332.1	888.5	—	898.1
Food and beverage	—	1.6	84.2	83.9	168.1	—	169.7
Rooms	—	0.5	39.1	41.1	80.2	—	80.7
Property, general, administrative, and other	—	3.3	281.1	276.6	557.7	(40.1)	520.9
Depreciation and amortization	—	1.7	110.0	63.8	173.8	—	175.5
Write-downs, reserves, and project opening costs, net of recoveries	—	1.5	6.2	0.2	6.4	—	7.9
Intangible and tangible asset impairment charges	—	—	33.0	—	33.0	—	33.0
Loss on interests in non-consolidated affiliates	—	—	0.9	2.3	3.2	—	3.2
Loss/(income) on interests in subsidiaries	240.0	(9.5)	(7.6)	—	(7.6)	(222.9)	—
Corporate expense	6.5	25.8	7.2	6.6	13.8	(4.8)	41.3
Acquisition and integration costs	—	0.8	—	0.3	0.3	—	1.1
Amortization of intangible assets	—	0.2	26.3	16.7	43.0	—	43.2
Total operating expenses	246.5	35.5	1,136.8	823.6	1,960.4	(267.8)	1,974.6
(Loss)/income from operations	(246.5)	(8.5)	117.9	103.3	221.2	222.9	189.1
Interest expense, net of interest capitalized	—	(461.8)	(6.8)	(76.7)	(83.5)	48.8	(496.5)
Gains on early extinguishments of debt	—	—	—	33.7	33.7	—	33.7
Other income, including interest income	3.9	14.3	5.2	31.9	37.1	(48.8)	6.5
(Loss)/income from continuing operations before income taxes	(242.6)	(456.0)	116.3	92.2	208.5	222.9	(267.2)
Benefit/(provision) for income taxes	0.9	168.9	(38.3)	(30.4)	(68.7)	4.8	105.9
(Loss)/income from continuing operations, net of income taxes	(241.7)	(287.1)	78.0	61.8	139.8	227.7	(161.3)
Discontinued operations
Income/(loss) from discontinued operations	—	—	22.9	(107.3)	(84.4)	—	(84.4)
(Provision)/benefit for income taxes	—	—	(4.0)	12.7	8.7	(4.8)	3.9
Income/(loss) from discontinued operations, net of income taxes	—	—	18.9	(94.6)	(75.7)	(4.8)	(80.5)
Net (loss)/income	(241.7)	(287.1)	96.9	(32.8)	64.1	222.9	(241.8)
Less: net loss attributable to non-controlling interests	—	—	—	0.1	0.1	—	0.1
Net (loss)/income attributable to Caesars	(241.7)	(287.1)	96.9	(32.7)	64.2	222.9	(241.7)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	(13.6)	—	16.5	16.5	—	2.9
Less: foreign currency translation adjustments attributable to non-controlling interests, net of income taxes	—	—	—	(0.5)	(0.5)	—	(0.5)
Comprehensive (loss)/income attributable to Caesars	$(241.7)	$(300.7)	$96.9	$(16.7)	$80.2	$222.9	$(239.3)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$28.5	$1,780.4	$1,121.3	$2,901.7	$—	$2,930.2
Food and beverage	—	6.3	412.6	347.3	759.9	—	766.2
Rooms	—	8.1	313.4	289.0	602.4	—	610.5
Management fees	—	—	30.7	11.1	41.8	(14.0)	27.8
Other	—	25.3	181.9	430.7	612.6	(90.3)	547.6
Less: casino promotional allowances	—	(8.4)	(340.2)	(232.5)	(572.7)	—	(581.1)
Net revenues	—	59.8	2,378.8	1,966.9	4,345.7	(104.3)	4,301.2
Operating expenses
Direct
Casino	—	17.9	1,037.9	598.6	1,636.5	—	1,654.4
Food and beverage	—	2.7	172.7	159.3	332.0	—	334.7
Rooms	—	1.2	74.9	79.4	154.3	—	155.5
Property, general, administrative, and other	—	6.0	585.8	667.2	1,253.0	(83.8)	1,175.2
Depreciation and amortization	—	2.0	186.6	114.5	301.1	(0.1)	303.0
Write-downs, reserves, and project opening costs, net of recoveries	—	0.5	21.4	22.2	43.6	—	44.1
Intangible and tangible asset impairment charges	—	—	100.3	24.4	124.7	—	124.7
Income on interests in non-consolidated affiliates.	—	—	(0.3)	16.7	16.4	—	16.4
Loss/(income) on interests in subsidiaries	428.4	(176.3)	(6.9)	—	(6.9)	(245.2)	—
Corporate expense	7.9	55.9	8.7	25.3	34.0	(20.5)	77.3
Acquisition and integration costs	—	16.5	0.2	49.7	49.9	—	66.4
Amortization of intangible assets	—	0.3	44.2	38.0	82.2	—	82.5
Total operating expenses	436.3	(73.3)	2,225.5	1,795.3	4,020.8	(349.6)	4,034.2
(Loss)/income from operations	(436.3)	133.1	153.3	171.6	324.9	245.3	267.0
Interest expense, net of interest capitalized	3.5	(1,014.7)	(29.3)	(186.4)	(215.7)	112.1	(1,114.8)
Gains on early extinguishments of debt	—	(29.3)	—	33.9	33.9	—	4.6
Gain on partial sale of subsidiary	—	—	(8.9)	53.0	44.1	—	44.1
Other income, including interest income	16.1	29.7	10.1	91.2	101.3	(138.8)	8.3
(Loss)/income from continuing operations before income taxes	(416.7)	(881.2)	125.2	163.3	288.5	218.6	(790.8)
Benefit/(provision) for income taxes	(1.3)	373.2	58.2	(30.7)	27.5	6.6	406.0
Net (loss)/income from continuing operations, net of taxes	(418.0)	(508.0)	183.4	132.6	316.0	225.2	(384.8)
Discontinued operations
Income from discontinued operations	—	—	(0.8)	(43.4)	(44.2)	—	(44.2)
Provision for income taxes	—	—	0.4	2.4	2.8	—	2.8
Income from discontinued operations, net of income taxes	—	—	(0.4)	(41.0)	(41.4)	—	(41.4)
Net (loss)/income	(418.0)	(508.0)	183.0	91.6	274.6	225.2	(426.2)
Less: net loss attributable to non-controlling interests	—	—	—	(3.9)	(3.9)	—	(3.9)
Net (loss)/income attributable to Caesars	(418.0)	(508.0)	183.0	87.7	270.7	225.2	(430.1)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	(12.9)	—	(5.0)	(5.0)	(5.0)	(22.9)
Less: foreign currency translation adjustments attributable to non-controlling interests, net of income taxes	—	—	—	0.1	0.1	—	0.1
Comprehensive (loss)/income attributable to Caesars	$(418.0)	$(520.9)	$183.0	$82.8	$265.8	$220.2	$(452.9)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$25.6	$1,966.9	$1,184.4	$3,151.3	$—	$3,176.9
Food and beverage	—	6.0	413.4	348.0	761.4	—	767.4
Rooms	—	8.5	321.0	290.7	611.7	—	620.2
Management fees	—	2.2	30.0	3.0	33.0	(13.3)	21.9
Other	—	20.3	190.7	272.3	463.0	(85.1)	398.2
Less: casino promotional allowances	—	(9.0)	(364.2)	(241.6)	(605.8)	—	(614.8)
Net revenues	—	53.6	2,557.8	1,856.8	4,414.6	(98.4)	4,369.8
Operating expenses
Direct
Casino	—	17.8	1,131.9	673.2	1,805.1	—	1,822.9
Food and beverage	—	3.0	166.2	162.3	328.5	—	331.5
Rooms	—	0.8	74.2	80.8	155.0	—	155.8
Property, general, administrative, and other	—	13.0	573.9	526.1	1,100.0	(81.3)	1,031.7
Depreciation and amortization	—	3.4	218.4	133.2	351.6	—	355.0
Write-downs, reserves, and project opening costs, net of recoveries	—	4.6	15.7	3.8	19.5	—	24.1
Intangible and tangible asset impairment charges	—	—	200.5	6.5	207.0	—	207.0
Loss on interests in non-consolidated affiliates	—	—	0.8	9.5	10.3	—	10.3
Loss/(income) on interests in subsidiaries	520.3	(5.0)	4.9	—	4.9	(520.2)	—
Corporate expense	12.1	63.5	13.9	21.1	35.0	(17.1)	93.5
Acquisition and integration costs	—	0.7	—	0.5	0.5	—	1.2
Amortization of intangible assets	—	0.3	49.6	36.5	86.1	—	86.4
Total operating expenses	532.4	102.1	2,450.0	1,653.5	4,103.5	(618.6)	4,119.4
(Loss)/income from operations	(532.4)	(48.5)	107.8	203.3	311.1	520.2	250.4
Interest expense, net of interest capitalized	—	(970.9)	(14.5)	(171.9)	(186.4)	98.8	(1,058.5)
Gains on early extinguishments of debt	—	—	—	79.5	79.5	—	79.5
Other income, including interest income	9.0	29.2	10.8	64.5	75.3	(98.8)	14.7
(Loss)/income from continuing operations before income taxes	(523.4)	(990.2)	104.1	175.4	279.5	520.2	(713.9)
Benefit/(provision) for income taxes	1.1	354.1	(39.4)	(60.4)	(99.8)	8.8	264.2
(Loss)/income from continuing operations, net of income taxes	(522.3)	(636.1)	64.7	115.0	179.7	529.0	(449.7)
Discontinued operations
Income/(loss) from discontinued operations	—	—	41.9	(112.1)	(70.2)	—	(70.2)
(Provision)/benefit for income taxes	—	—	(7.4)	13.2	5.8	(8.8)	(3.0)
Income/(loss) from discontinued operations, net of income taxes	—	—	34.5	(98.9)	(64.4)	(8.8)	(73.2)
Net (loss)/income	(522.3)	(636.1)	99.2	16.1	115.3	520.2	(522.9)
Less: net loss attributable to non-controlling interests	—	—	—	0.6	0.6	—	0.6
Net (loss)/income attributable to Caesars	(522.3)	(636.1)	99.2	16.7	115.9	520.2	(522.3)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	(25.8)	—	38.0	38.0	—	12.2
Less: foreign currency translation adjustments attributable to non-controlling interests, net of income taxes	—	—	—	(1.5)	(1.5)	—	(1.5)
Comprehensive (loss)/income attributable to Caesars	$(522.3)	$(661.9)	$99.2	$53.2	$152.4	$520.2	$(511.6)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$215.2	$(492.7)	$120.3	$99.4	$219.7	$0.8	$(57.0)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(3.9)	(159.9)	(156.5)	(316.4)	—	(320.3)
Change in restricted cash	(10.5)	—	(1.0)	875.3	874.3	—	863.8
Proceeds from partial sale of a subsidiary, net of cash deconsolidated	—	—	(25.7)	76.1	50.4	—	50.4
Investments in/advances to non-consolidated affiliates and other	—	—	—	(27.8)	(27.8)	—	(27.8)
Purchase of additional interests in subsidiaries	(267.5)	(7.4)	—	—	—	274.9	—
Dividends received	—	48.4	74.2	—	74.2	(122.6)	—
Purchases of investment securities	—	—	—	(1.7)	(1.7)	—	(1.7)
Proceeds from the sale and maturity of investment securities	—	—	—	16.1	16.1	—	16.1
Other	(0.2)	(0.1)	(2.4)	(4.3)	(6.7)	—	(7.0)
Cash flows (used in)/provided by investing activities	(278.2)	37.0	(114.8)	777.2	662.4	152.3	573.5
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	127.0	—	1,462.5	1,462.5	—	1,589.5
Assumption of debt issued by non-guarantors	—	2,199.4	—	(2,199.4)	(2,199.4)	—	—
Debt issuance costs and fees	—	(47.3)	—	—	—	—	(47.3)
Cash paid for early extinguishments of debt	—	(1,783.3)	—	(227.0)	(227.0)	—	(2,010.3)
Cash paid for loan maturity extension fees	—	—	—	(23.3)	(23.3)	—	(23.3)
Scheduled debt retirements	—	(5.6)	(1.5)	—	(1.5)	—	(7.1)
Dividends paid	—	—	(48.4)	(74.2)	(122.6)	122.6	—
Contributions from non controlling interest owners	—	—	—	35.3	35.3	—	35.3
Issuance of common stock, net of fees	12.6	—	—	—	—	—	12.6
Other	—	—	(4.2)	(8.8)	(13.0)	—	(13.0)
Transfers from/(to) affiliates	238.0	(215.3)	(0.2)	253.2	253.0	(275.7)	—
Cash flows provided by/(used in) financing activities	250.6	274.9	(54.3)	(781.7)	(836.0)	(153.1)	(463.6)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.4)	0.8	0.4	—	0.4
Cash flows from investing activities	—	—	—	—	—	—	—
Net cash (used in)/provided by discontinued operations	—	—	(0.4)	0.8	0.4	—	0.4
Net increase/(decrease) in cash and cash equivalents	187.6	(180.8)	(49.2)	95.7	46.5	—	53.3
Change in cash classified as assets held for sale	—	—	—	(0.1)	(0.1)	—	(0.1)
Cash and cash equivalents, beginning of period	7.4	911.9	353.8	484.4	838.2	—	1,757.5
Cash and cash equivalents, end of period	$195.0	$731.1	$304.6	$580.0	$884.6	$—	$1,810.7

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$175.5	$(137.9)	$(99.7)	$133.6	$33.9	$—	$71.5
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(3.0)	(66.0)	(123.0)	(189.0)	—	(192.0)
Change in restricted cash	—	—	—	100.7	100.7	—	100.7
Payments to acquire businesses, net of transaction costs and cash acquired	—	—	—	15.2	15.2	—	15.2
Investments in/advances to non-consolidated affiliates	—	—	—	(13.9)	(13.9)	—	(13.9)
Return of investment in subsidiary	—	—	92.5	—	92.5	(92.5)	—
Purchase of additional interests in subsidiaries	(127.7)	(13.9)	—	—	—	141.6	—
Purchases of investment securities	—	—	—	(18.9)	(18.9)	—	(18.9)
Proceeds from the sale and maturity of investment securities	—	—	—	12.9	12.9	—	12.9
Other	(0.8)	—	(5.6)	2.2	(3.4)	—	(4.2)
Cash flows (used in)/provided by investing activities	(128.5)	(16.9)	20.9	(24.8)	(3.9)	49.1	(100.2)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	1,351.6	—	358.5	358.5	—	1,710.1
Debt issuance costs and fees	—	(24.7)	—	(7.2)	(7.2)	—	(31.9)
Borrowings under lending agreements	—	453.0	—	—	—	—	453.0
Repayments under lending agreements	—	(608.0)	—	—	—	—	(608.0)
Cash paid for early extinguishments of debt	—	(1,095.6)	—	(355.0)	(355.0)	—	(1,450.6)
Scheduled debt retirements	—	(7.6)	(1.4)	—	(1.4)	—	(9.0)
Purchase of additional interests in subsidiary	—	—	(9.6)	—	(9.6)	—	(9.6)
Proceeds from sale of additional interest in a subsidiary	—	—	—	32.2	32.2	—	32.2
Issuance of common stock, net of fees	17.4	—	—	—	—	—	17.4
Other	—	—	(7.3)	(3.8)	(11.1)	—	(11.1)
Transfer (to)/from affiliates	(60.3)	176.3	0.1	(67.0)	(66.9)	(49.1)	—
Cash flows (used in)/provided by financing activities	(42.9)	245.0	(18.2)	(42.3)	(60.5)	(49.1)	92.5
Cash flows from discontinued operations
Cash flows from operating activities	—	—	28.6	(0.8)	27.8	—	27.8
Cash flows from investing activities	—	—	(2.3)	(0.2)	(2.5)	—	(2.5)
Net cash provided by/(used in) discontinued operations	—	—	26.3	(1.0)	25.3	—	25.3
Net increase/(decrease) in cash and cash equivalents	4.1	90.2	(70.7)	65.5	(5.2)	—	89.1
Change in cash classified as assets held for sale	—	—	0.4	0.5	0.9	—	0.9
Cash and cash equivalents, beginning of period	3.9	16.6	372.5	498.2	870.7	—	891.2
Cash and cash equivalents, end of period	$8.0	$106.8	$302.2	$564.2	$866.4	$—	$981.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the quarter and six months ended June 30, 2013 and 2012 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our 2012 10-K.
Regional Aggregation
The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company's casino properties (as of June 30, 2013 or otherwise noted below), have been grouped into four regions as shown in the table below to facilitate discussion of the Company's operating results.

Las Vegas	Atlantic City	Other U.S.	Managed and International
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s Ak-Chin (e)
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Cherokee (e)
Flamingo Las Vegas (a)	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Rincon (e)
Harrah’s Las Vegas	Caesars Atlantic City	Grand Casino Biloxi	Horseshoe Cleveland (e) (f)
Paris Las Vegas	Harrah’s Philadelphia (c)	Harrah’s Tunica	Horseshoe Cincinnati (e) (f)
Rio		Horseshoe Tunica	Conrad Punta del Este (g)
The Quad Resort & Casino		Tunica Roadhouse Hotel & Casino	Caesars Windsor (h)
Bill’s Gamblin’ Hall & Saloon (b)		Harrah’s North Kansas City	London Clubs International (i)
Planet Hollywood Resort & Casino		Harrah’s Council Bluffs	ThistleDown Racino (e) (f)
Horseshoe Council Bluffs/Bluffs Run
Horseshoe Southern Indiana
Harrah’s Joliet (d)
Harrah’s Metropolis
Horseshoe Hammond
Harrah’s Reno
Harrah’s Lake Tahoe
Harveys Lake Tahoe
Harrah's Laughlin
__________________

(a)	Includes O'Shea's Casino, which is adjacent to this property. O'Shea's Casino temporarily ceased operations on April 30, 2012 and is expected to reopen in 2013 as part of The Quad Resort & Casino.

(b)
Bill's Gamblin' Hall & Saloon temporarily closed in early February 2013 to accommodate the renovations into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovated hotel and casino are expected to re-open as the Gansevoort Las Vegas in early 2014 and the dayclub/nightclub is expected to open in the first half of 2014.

(c)	We have a 99.5% ownership interest in and manage this property.

(d)	We have an 80% ownership interest in and manage this property.

(e)	Managed.

(f)	We have a 20% interest in Rock Ohio Caesars, LLC, which owns this property.

(g)
On May 31, 2013, the Company sold 45% of its equity interest in Conrad Punta del Este and, as a result of this transaction, no longer consolidates its results, but instead accounts for it as an equity method investment. The results of Conrad Punta del Este are included in consolidated results through May 31, 2013 and the equity method income or loss is included in (loss)/income from operations beginning June 1, 2013.

(h)	We operate this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(i)	We own, operate, or manage nine casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70% ownership interest in and manage one casino in South Africa.

Consolidated Operating Results

	Quarter Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Casino revenues	$1,435.1	$1,551.9	(7.5)%	$2,930.2	$3,176.9	(7.8)%
Net revenues	2,158.2	2,163.7	(0.3)%	4,301.2	4,369.8	(1.6)%
Income from operations	125.3	189.1	(33.7)%	267.0	250.4	6.6%
Loss from continuing operations, net of income taxes	(208.9)	(161.3)	(29.5)%	(384.8)	(449.7)	14.4%
Loss from discontinued operations, net of income taxes	(0.3)	(80.5)	99.6%	(41.4)	(73.2)	43.4%
Net loss attributable to Caesars	(212.2)	(241.7)	12.2%	(430.1)	(522.3)	17.7%
Operating Margin (1)	5.8%	8.7%	(2.9) pts	6.2%	5.7%	0.5 pts
Property EBITDA (2)	$492.8	$518.3	(4.9)%	979.9	$1,074.8	(8.7)%
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of the Harrah's St. Louis casino which was sold in November 2012, the results of Alea Leeds casino which was closed in March 2013 and the results of the subsidiaries that hold our land concession in Macau, all of which are presented as discontinued operations.

See footnotes following the Managed, International, and Other results discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Quarter ended June 30, 2013 compared to June 30, 2012

Net Revenues

Net revenues were relatively flat in the second quarter 2013 compared to the second quarter 2012. The decline in casino revenues of $116.8 million, or 7.5%, was largely offset by increases in non-gaming revenues, coupled with lower promotional allowances. The decline in casino revenues was driven by lower overall visitation to our properties resulting from increased competition in Atlantic City and our other U.S. regional markets outside of Las Vegas and an elimination of marketing activities identified as less profitable. Additionally, in Las Vegas on a comparative basis, we experienced lower hold percentages (the portion of aggregate players' wagers that are retained by the casino as win (“hold”)), partially offset by higher hold percentages in Atlantic City and other regional markets, which also contributed to lower casino revenues.

Consistent with the first quarter of 2013, net revenues in the second quarter dropped most significantly in Atlantic City due to continued competitive pressure in the region. Net revenues in Las Vegas continued to be negatively impacted by the construction activities related to the LINQ project, the ongoing renovation of The Quad Resort & Casino (the "Quad") and the closure of Bill's Gamblin' Hall & Saloon ("Bill's") in February 2013 for renovation. The renovated hotel and casino are expected to re-open as the Gansevoort Las Vegas in early 2014 and the dayclub/nightclub is expected to open in the first half of 2014.
On a consolidated basis, cash average daily room rates increased from $95 in the second quarter 2012 to $103 in 2013 as higher rates attributable to resort fees in Las Vegas and other properties in Nevada more than offset the lower rates in Atlantic City. Total occupancy percentage decreased 1.7 percentage points to 91% in the second quarter 2013 from 2012 due mainly to the disruption caused by construction activities related to the renovation of the Quad in Las Vegas.
Net revenues for our Managed properties increased $71.2 million for the second quarter 2013 when compared to the second quarter 2012 due to new managed projects, including Horseshoe Cleveland (opened in May 2012), Horseshoe Cincinnati (opened in March 2013), ThistleDown Racino ("ThistleDown") (commenced video lottery terminal operations in April 2013) and the management company for Caesars Windsor, which we are now consolidating since increasing our ownership from 50% to 100% in June 2012. A large portion of these revenues represent reimbursable payroll expenses, which are presented on a gross basis as revenue and expense, thus resulting in no income from operations.

Income from Operations
Second quarter 2013 income from operations decreased $63.8 million, or 33.7%, compared to the second quarter 2012. This was primarily due to non-cash intangible and tangible asset impairment charges of $104.7 million in the second quarter 2013 compared to non-cash intangible asset impairment charges of $33.0 million in the second quarter 2012. Aside from the change in impairment charges, income from operations increased $7.9 million due mainly to the second quarter benefit from decreases in certain costs when compared to the prior year quarter. The decrease in expenses included a $34.2 million decrease in depreciation and amortization expense due to increasing numbers of assets becoming fully depreciated in 2013, a $17.5 million reversal of a sales tax reserve related to the Nevada complimentary meals sales tax matter, which we settled during the quarter, and decreases in expenses resulting from our cost savings initiatives. These expense reductions were partially offset by the income impact of the decline in net revenues discussed above and higher remediation costs.
Net Loss and EBITDA measures
Net loss attributable to Caesars decreased $29.5 million, or 12.2%, in the second quarter 2013 from 2012. The decrease was due to a variety of factors, including an $80.2 million favorable change in the loss from discontinued operations, net of income taxes, an increase in gain on early extinguishments of debt, an increase in the benefit for income taxes and a gain of $44.1 million related to the sale of 45% of Baluma S.A., which owns and operates the Conrad Punta Del Este Resort and Casino in Uruguay (the "Conrad") to Enjoy S.A. for total consideration of $139.5 million. These favorable changes were partially offset by a decrease in income from operations as described above, combined with a $43.6 million increase in interest expense, net of interest capitalized. These factors are further described in "Other Factors Affecting Net Loss" that follows herein.
The declines in the second quarter 2013 Property EBITDA from 2012 are primarily driven by the factors described above, including reductions as a result of the sale of Harrah's St. Louis in November 2012. Further details on this non-GAAP financial measure follows herein.
Six months ended June 30, 2013 compared to June 30, 2012

Net Revenues
Net revenues decreased $68.6 million in the six months ended June 30, 2013 compared to the prior year due mainly to a $246.7 million decrease in casino revenues, largely offset by increases in non-gaming revenues, coupled with lower promotional allowances. The decline in casino revenues was primarily due to lower gaming hold as compared to prior year and declines in overall visitation primarily related to continued competitive pressure and the slow recovery from Hurricane Sandy which impacted Atlantic City in the first quarter 2013. Net revenues in Las Vegas were impacted by the continuing construction activity for the LINQ project, the ongoing renovation of the Quad, and the closure of Bill's in February 2013 for renovation, as well as lower hold. Net revenues attributable to Caesars Interactive Entertainment, Inc. ("CIE") increased from the prior year due partially to the late-2012 acquisition of substantially all of the assets of Buffalo, creator of Bingo Blitz, and continued strength in the social and mobile games business.
On a consolidated basis, cash average daily room rates for the six months ended June 30, 2013 increased 3.2 percent from $94 in 2012 to $97 in 2013 primarily as a result of the March 2013 implementation of resort fees at our Nevada properties. Total occupancy percentage decreased 1.9 percentage points in the six months ended June 30, 2013 from 2012 due to declines in the U.S. regions but most significantly in Atlantic City.
Net revenues for our Managed properties increased $132.0 million from the prior year due mainly to new managed projects, including Horseshoe Cleveland (opened in May 2012), Horseshoe Cincinnati (opened in March 2013), ThistleDown (commenced video lottery terminal operations in April 2013) and the management company for Caesars Windsor, which we are now consolidating since increasing our ownership from 50% to 100% in June 2012. A large portion of these revenues represent reimbursable payroll expenses, which are presented on a gross basis as revenue and expense, thus resulting in no income from operations.
Income from Operations
Income from operations for the six months ended June 30, 2013 increased $16.6 million, or 6.6%, compared to the prior year. The increase was primarily due to a reduction in intangible and tangible asset impairment charges which totaled $124.7 million in the six months ended June 30, 2013 compared to $207.0 million in the six months ended June 30, 2012, as well as a $52.0 million decrease in depreciation expense resulting from assets that became fully depreciated early in the first quarter 2013, decreases in direct expenses related to cost savings initiatives and a $17.5 million reversal of a sales tax reserve related to the Nevada complimentary meals sales tax matter, which we settled during the second quarter 2013. The decrease in expense was partially offset by a $48.9 million charge for a contingent earnout liability in 2013 related to CIE's acquisition of Buffalo's assets and the income impact of the decrease in net revenues as discussed above.

Net Loss and EBITDA measures
Net loss attributable to Caesars decreased $92.2 million, or 17.7%, in the six months ended June 30, 2013 from 2012. The decrease was due mainly to the $16.6 million increase in income from operations described above, a $31.8 million favorable change in the loss from discontinued operations, net of income taxes, a gain of $44.1 million related to the sale of 45% of Baluma S.A., which owns and operates the Conrad, and a $141.8 million increase in the benefit for income taxes. Partially offsetting the impact of the above factors was a $56.3 million increase in interest expense, net of interest capitalized, and a $74.9 million unfavorable change in gains on early extinguishments of debt. These factors are further described in "Other Factors Affecting Net Loss" that follows herein.
The decline in Property EBITDA from 2012 is primarily driven by the factors described above. Further details on this non-GAAP financial measure follow herein.
Regional Operating Results
Las Vegas

	Quarter Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Casino revenues	$344.2	$407.3	(15.5)%	$737.7	$824.4	(10.5)%
Net revenues	745.9	780.7	(4.5)%	1,497.5	1,552.3	(3.5)%
Income from operations	125.8	127.8	(1.6)%	230.1	247.9	(7.2)%
Operating Margin (1)	16.9%	16.4%	0.5 pts	15.4%	16.0%	(0.6) pts
Property EBITDA (2)	210.6	214.4	(1.8)%	408.5	425.7	(4.0)%
Quarter ended June 30, 2013 compared to June 30, 2012
Net revenues decreased $34.8 million, or 4.5%, in the second quarter 2013 compared to the prior year quarter, driven by declines in casino revenues, partially offset by increases in rooms and food and beverage revenues. Construction activities associated with the LINQ project and activities associated with the renovation of the Quad and the renovation-related closure of Bill's have also unfavorably impacted the net revenues in the region. We estimate that the LINQ project negatively impacted second quarter 2013 net revenues in Las Vegas by approximately $6 million to $9 million and reduced income from operations and Property EBITDA by approximately $4 million to $7 million.
Casino revenues were down $63.1 million, or 15.5%, in the second quarter 2013 compared to the prior year quarter due to weaker gaming volumes, a decline in hold percentage as well as the negative impact of the LINQ project mentioned above, while visitation remained flat.
However, food and beverage revenues increased $18.1 million, or 8.9%, in the second quarter 2013 compared to the prior year quarter due to the addition of several new restaurant offerings such as Bacchanal Buffet and Nobu at Caesars Palace and Gordon Ramsay-branded restaurants at Caesars Palace, Paris, and Planet Hollywood.

Hotel revenues increased $12.8 million, or 6.3%, in the second quarter 2013 compared to the prior year, as the implementation of resort fees in March 2013, partially offset by a change in the mix of group business, led to an increase in cash average daily room rates from $97 in 2012 to $107 in 2013. However, the region's occupancy percentage declined 1.3 percentage points to 95% in 2013, primarily due to the disruption caused by construction activities related to the renovation of the Quad.
Overall, property operating expenses in the region declined $31.1 million in the second quarter 2013 compared to the prior year quarter largely due to a reversal of a sales tax reserve of $17.5 million as discussed above, of which $14.1 million related to the Las Vegas properties, as well as decreases in expenses attributable to our cost-savings initiatives, partially offset by an increase in variable costs associated with higher food and beverage revenues. Depreciation expense in the region decreased as a result of assets becoming fully depreciated, while write-downs, reserves, and project opening costs, net of recoveries increased as a result of additional remediation costs in 2013 when compared to 2012.
The overall reduction in property operating expenses largely offset lower net revenues resulting in a slight decline in Property EBITDA of $3.8 million, or 1.8%, in the second quarter 2013 compared to the prior year quarter.

Six months ended June 30, 2013 compared to June 30, 2012
Net revenues decreased $54.8 million, or 3.5%, in the six months ended June 30, 2013 compared from 2012 due mainly to casino revenue declines combined with the negative impact of the construction activities associated with the LINQ project and activities associated with the renovations of the Quad and Bill's. These declines were partially offset by an increase in food and beverage revenues. We estimate that these development and construction activities reduced net revenues in Las Vegas for the six months ended June 30, 2013 by approximately $16 million to $22 million and reduced income from operations and Property EBITDA by approximately $10 million to $15 million.
Casino revenues were down $86.7 million, or 10.5%, compared to the prior year due to weaker gaming volumes, a decline in hold percentage, lower traffic and the negative impact of the LINQ project mentioned above.
Food and beverage revenues increased $34.3 million, or 8.6%, due to the addition of several new restaurant offerings such as Bacchanal Buffet and Nobu at Caesars Palace and Gordon Ramsay-branded restaurants at Caesars Palace, Paris, and Planet Hollywood.
Hotel revenues increased $4.2 million, or 1.0%, as the implementation of resort fees in March 2013 led to an increase in cash average daily room rates from $96 in 2012 to $100 in 2013, partially offset by a change in the mix of group business. However, the region's occupancy percentage declined 1.1 percentage points to 94% in 2013, primarily due to the disruption caused by construction related activities discussed above and a shift in the group mix.
Overall, property operating expenses in the region declined as a result of decreases in costs attributable to our cost savings initiatives, a decline in variable costs related to lower traffic and the reversal of a sales tax reserve of $14.1 million as discussed above. Depreciation expense decreased as a result of assets becoming fully depreciated early in the first quarter, which was partially offset by increases in costs associated with higher food and beverage revenue and higher remediation costs when compared to 2012.
Property EBITDA declined $17.2 million, or 4.0%, due mainly to the income impact of lower net revenues, partially offset by the decrease in property operating expenses.
Development Projects
During 2012, we secured $185.0 million in financing to fund the complete renovation of Bill’s into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovation will include a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. We will own the property and manage the casino, hotel, and food and beverage operations, and the dayclub/nightclub will be leased to a third party. Bill's closed in early February 2013 to accommodate these renovations. The renovated hotel and casino are expected to re-open as the Gansevoort Las Vegas in early 2014 and the dayclub/nightclub is expected to open in the first half of 2014. Through June 30, 2013, $16.1 million had been spent on this project, of which $13.1 million was spent in 2013.
During 2011, we commenced construction on the LINQ, a dining, entertainment, and retail development located between the Flamingo casino and the Quad, on the east side of the Las Vegas Strip. The LINQ is scheduled to open at the end of 2013 and includes the construction of a 550-foot observation wheel, the High Roller, which is expected to open in the second quarter of 2014. Through June 30, 2013, $389.2 million had been spent on this project, of which $148.6 million was spent in 2013.
Atlantic City

	Quarter Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Casino revenues	$334.3	$366.1	(8.7)%	$644.9	$738.5	(12.7)%
Net revenues	400.1	436.5	(8.3)%	765.4	868.9	(11.9)%
Income/(loss) from operations	1.9	16.3	(88.3)%	(1.3)	35.1	(103.7)%
Operating Margin (1)	0.5%	3.7%	(3.2) pts	(0.2)%	4.0%	(4.2) pts
Property EBITDA (2)	63.1	67.1	(5.9)%	114.3	137.1	(16.6)%

Quarter ended June 30, 2013 compared to June 30, 2012

Atlantic City continues to be affected by the continuing competitive environment which has caused a significant decline in visitation to the region's properties as compared to 2012. This traffic decline has contributed in overall revenue declines, partially offset by lower promotional allowances and improved gaming hold. Net revenues declined $36.4 million, or 8.3%, in the second quarter 2013 compared to the prior year quarter, an improvement compared to our first quarter 2013 results in the region, which were largely affected by sharp visitation declines in the wake of Hurricane Sandy.

Operating expenses in the second quarter 2013 were lower than in 2012 as a result of a continued focus on controlling costs to align the cost structure with lower revenue levels, including more efficient marketing spending and other cost-savings initiatives, and lower depreciation expense. These reductions in operating expenses were partially offset by non-cash tangible asset impairment charges of $22.4 million primarily related to our investment in a real estate project owned by the Company, related to investments of the Casino Reinvestment Development Authority (“CRDA”), a New Jersey state governmental agency responsible for directing the spending of casino reinvestment funds for the benefit of Atlantic City.
Property operating expense reductions attributable to our focus on controlling costs to align the cost structure with lower revenue levels nearly offset revenue declines, resulting in a decrease in Property EBITDA of $4.0 million, or 5.9%, in the second quarter 2013 compared to the prior year quarter.
Six months ended June 30, 2013 compared to June 30, 2012
In the six months ended June 30, 2013, Atlantic City continues to be affected by the continuing competitive pressure, the slow recovery from the effects of Hurricane Sandy and economic weakness in the region which has caused a significant decline in visitation to the region's properties, notably in the first quarter, as compared to 2012. As a result, net revenues in the region declined $103.5 million, or 11.9%, compared to the prior year.
However, property operating expenses in six months ended June 30, 2013 were also lower than in the prior year as a result of significant decreases in costs attributable to our cost savings initiatives and more efficient marketing spending, partially offset by an increase in write-downs, reserves and project opening costs, net of recoveries and by the second quarter non-cash tangible asset impairment charges mentioned above, with no comparable amounts in the prior year.
Property EBITDA declined $22.8 million, or 16.6% due mainly to the income impact of lower net revenues, partially offset by the decrease in property operating expenses.
We expect that the region will continue to be challenged as a result of the competitive pressures in the region. In response, we will continue to focus on controlling costs to align the cost structure with lower revenue levels.
Other U.S.

	Quarter Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Casino Revenues	$674.4	$686.2	(1.7)%	$1,355.1	$1,407.1	(3.7)%
Net revenues	748.1	756.6	(1.1)%	1,497.3	1,552.5	(3.6)%
Income from operations	44.3	111.7	(60.3)%	145.8	62.5	133.3%
Operating Margin (1)	5.9%	14.8%	(8.9) pts	9.7%	4.0%	5.7 pts
Property EBITDA (2)	182.3	177.6	2.6%	360.6	364.3	(1.0)%
Quarter ended June 30, 2013 compared to June 30, 2012
Net revenue declines were attributable to lower visitation to the properties driven by competition within the regional markets and an elimination of marketing activities identified as less profitable, partially offset by improved hold. Income from operations decreased $67.4 million, or 60.3%, primarily due to a $79.3 million non-cash impairment charge related to land holdings in Mississippi, with no comparable impairment charges in the prior year quarter. A continued focus on controlling costs, coupled with a $9.4 million decrease in depreciation expense and a $3.4 million reversal of a sales tax reserve related to the Nevada complimentary meals sales tax matter, partially offset the impact of the above impairment charges. Property EBITDA rose $4.7 million, or 2.6%, in the second quarter 2013 compared to the prior year quarter primarily due to decreases in property operating expenses as a result of our cost savings programs, partially offset by the income impact of lower net revenues.

Six months ended June 30, 2013 compared to June 30, 2012
Casino revenues declined during the six months ended June 30, 2013 as compared to the prior year due to lower visitation to the properties driven by competition within the regional markets and an elimination of marketing activities identified as less profitable. As a result, net revenues in the six months ended June 30, 2013 decreased $55.2 million, or 3.6%, from 2012.
Property operating expenses in the six months ended June 30, 2013 were lower than in 2012 as a result of more focused marketing spend and cost decreases attributable to our cost savings initiatives. In addition, we recorded $167.5 million of non-cash tangible asset impairment charges in the six months ended June 30, 2012 compared to $79.3 million in 2013. As a result, income from operations in the six months ended 2013 increased $83.3 million or 133.3%.
Lower net revenues were almost entirely offset by lower property operating expenses, resulted in a $3.7 million or 1.0% decline in Property EBITDA.
Managed, International, and Other

Managed properties include companies that operate three Indian-owned casinos, as well as Horseshoe Cleveland, Horseshoe Cincinnati (which opened in March 2013) and Caesars Windsor, and the results of Thistledown Racetrack through August 2012 when the racetrack was contributed to Rock Ohio Caesars, LLC, a joint venture in which Caesars holds a 20% ownership interest. Upon commencement of video lottery terminal operations in April 2013, the Managed region includes the results of the subsidiary that manages ThistleDown. International properties include the results of Caesars' international operations. On May 31, 2013, we sold 45% of our equity interest in the Conrad and, as a result of this transaction, no longer consolidate this International property's results, but instead account for it as an equity method investment. The table below includes the consolidated results of the Conrad through May 31, 2013 and the equity method income or loss in (loss)/income from operations beginning June 1, 2013. Other is comprised of corporate expenses, including administrative, marketing, and development costs, income from certain non-consolidated affiliates, and the results of CIE, which consists of the businesses related to the World Series of Poker® (“WSOP”) brand, an online real-money business in the U.K. and alliances with online gaming providers in Italy and France, and the results of our social and mobile games businesses.
In the fourth quarter 2012, we began discussions with interested parties with respect to a sale of the subsidiaries that holds our land concession in Macau. As a result of this plan of disposal, those assets and liabilities have been classified as held for sale at June 30, 2013 and December 31, 2012 and their operating results have been classified as discontinued operations for all periods presented and are excluded from the table below.
On March 4, 2013, we closed the Alea Leeds casino in England and its operating results have been classified as discontinued operations for all periods presented and are excluded from the table below.

	Quarter Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Net revenues
Managed	$85.2	$14.0	508.6%	$157.0	$25.0	528.0%
International	92.5	100.3	(7.8)%	216.6	230.7	(6.1)%
Other	86.4	75.7	14.2%	167.4	140.4	19.2%
Total net revenues	$264.1	$190.0	39.0%	$541.0	$396.1	36.6%
(Loss)/income from operations
Managed	$7.7	$3.0	156.7%	$12.4	$5.0	148.0%
International	0.8	5.2	(84.6)%	22.5	26.9	(16.4)%
Other	(55.2)	(74.9)	26.3%	(142.5)	(127.0)	(12.2)%
Total loss from operations	$(46.7)	$(66.7)	30.0%	$(107.6)	$(95.1)	(13.1)%
Operating Margin (1)
Managed	9.0%	21.4%	(12.4) pts	7.9%	20.0%	(12.1) pts
International	0.9%	5.2%	(4.3) pts	10.4%	11.7%	(1.3) pts

Managed

Net revenues for our Managed properties increased $71.2 million in the second quarter 2013 compared to the prior year quarter, primarily due to new managed projects, including Horseshoe Cleveland (opened in May 2012), Horseshoe Cincinnati (opened in March 2013), ThistleDown (commenced video lottery terminal operations in April 2013) and the management company for Caesars Windsor, the results of which have been consolidated into our financial statements since June 2012 when we increased our 50% ownership to 100%. A large portion of these revenues represent reimbursable payroll expenses, which are presented on a gross basis as revenue and expense, thus resulting in no income from operations.

Net revenues for our Managed properties in the six months ended June 30, 2013 increased $132.0 million from the prior year, primarily due to new managed projects as mentioned above. A large portion of these revenues represent reimbursable payroll expenses that are presented on a gross revenue basis, resulting in an increase in revenues and an equally offsetting increase in operating expenses.
International

During the second quarter 2013, we sold 45% of Baluma S.A., a subsidiary that owns and operates the Conrad, to Enjoy S.A. In connection with the transaction, Enjoy S.A. assumed control of the Baluma S.A. board and primary responsibility for management of the Conrad. Upon completion of the transaction, we deconsolidated Baluma S.A. from our financial statements and began accounting for Baluma S.A. as an investment in non-consolidated affiliates utilizing the equity method of accounting. This resulted in a decrease in net revenues in the second quarter 2013 compared to 2012. The decline in net revenues from the sale of the Conrad was slightly offset by an increase in net revenues at the London Clubs, despite declines in visitation. Income from operations declined primarily as a result of the Conrad transaction, while net revenue increases at the London Clubs were mostly offset by increases in variable costs at those properties.
Visitation to the London Clubs properties declined in the six months ended June 30, 2013 compared to the prior year due to competitive pressures which largely resulted in revenue declines for these casinos, combined with a decline in revenues from the partial sale of the Conrad as described above. Property operating expenses in 2013 were lower than in 2012 as a result of decreases in costs attributable to our cost savings initiatives. As a result of the above, income from operations decreased $4.4 million, or 16.4%.
Other

Net revenues increased during the second quarter for the company's social and mobile games business, mostly related to CIE's December 2012 acquisition of substantially all of the assets of Buffalo Studios, LLC ("Buffalo"). This acquisition also increased our second quarter expenses, but resulted in an overall decrease to loss from operations. Loss from operations decreased $19.7 million, or 26.3%, resulting from the net impact of the Buffalo acquisition and from $33.0 million of non-cash intangible asset impairment charges in the second quarter 2012 that did not recur in 2013.
This acquisition of Buffalo, combined with the continued strength in CIE's social and mobile games business drove most of the $27.0 million, or 19.2%, increase in net revenues in the six months ended June 30, 2013 from 2012. Loss from operations increased $15.5 million, or 12.2% in the six months ended June 30, 2013 compared to the prior year due mainly to increases in property operating expenses of $30.7 million combined with a charge of $48.9 million for contingent earnout liability in the six months ended June 30, 2013 relating to the acquisition of the Buffalo assets, offset by a reduction in tangible and intangible asset impairment charges that totaled $39.5 million in the six months ended June 30, 2012 with no comparable charges in 2013. Corporate expenses were down $16.2 million primarily due to a decrease in stock-based compensation expense.
___________________

(1)	Operating margin is calculated as income/(loss) from operations divided by net revenues.

(2)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net loss attributable to Caesars to Property EBITDA.

Other Factors Affecting Net Loss

Expense/(income)	Quarter Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Interest expense, net of interest capitalized	$540.1	$496.5	(8.8)%	$1,114.8	$1,058.5	(5.3)%
Gain on early extinguishments of debt	(41.3)	(33.7)	22.6%	(4.6)	(79.5)	(94.2)%
Benefit for income taxes	(115.7)	(105.9)	9.3%	(406.0)	(264.2)	53.7%
Gain on partial sale of subsidiary	(44.1)	—	*	(44.1)	—	*
Loss from discontinued operations, net of income taxes	0.3	80.5	99.6%	41.4	73.2	43.4%
____________________________
* Not meaningful
Interest Expense, Net of Interest Capitalized

Interest expense, net of interest capitalized, increased by $43.6 million, or 8.8%, in the second quarter 2013, due primarily to  higher interest rates as a result of the amendment and extension of the maturities of CEOC's debt combined with higher debt balances, compared to the year-ago quarter, partially offset by higher mark-to-market gains on derivatives in 2013.
Interest expense, net of interest capitalized in the six months ended June 30, 2013 increased $56.3 million from 2012 due primarily to higher interest rates as a result of extending the maturities of our debt combined with higher debt balances compared to the year-ago period, partially offset by mark-to-market gains on derivatives in 2013 compared to losses in 2012. Interest expense for six months ended June 30, 2013 included (i) $66.5 million of gains due to changes in fair value for derivatives not designated as hedging instruments and (ii) $3.9 million of expense due to amortization and reclassification of deferred losses on derivative instruments frozen in Accumulated Other Comprehensive Loss ("AOCL"). Interest expense for six months ended June 30, 2012 included (i) $17.1 million of losses due to changes in fair value for derivatives not designated as hedging instruments and (ii) $14.3 million of expense due to amortization and reclassification of deferred losses on derivative instruments frozen in AOCL.
Gain on Early Extinguishments of Debt

During the second quarter 2013 we recognized $41.3 million in gains on early extinguishments of debt, net of deferred finance charges. The gains were primarily related to the purchase of $225.0 million of aggregate face value CMBS debt for $183.7 million, resulting in a gain of $39.0 million, net of deferred finance charges and the open market repurchases of approximately $51.2 million face value of outstanding debt of CEOC for $40.9 million, resulting in a gain of $2.4 million, net of discounts. During the second quarter 2012 we recognized $33.7 million in gains on early extinguishments of debt, net of deferred finance charges, primarily related to the purchase of $83.7 million of aggregate face value CMBS debt for $50.2 million.
During the six months ended June 30, 2013, we recognized a net gain on early extinguishments of debt of $4.6 million, net of deferred finance charges, due to the CEOC and CMBS debt repurchases, described above, offset by a loss on early extinguishments of debt of $36.8 million primarily related to extinguishments of debt under the CEOC Credit Facilities in the first quarter of 2013. During the six months ended June 30, 2012 we recognized a gain on early extinguishments of debt of $79.5 million, net of deferred finance charges, due primarily to the purchase of $202.4 million face value of CMBS debt for $122.0 million.
Gain on partial sale of subsidiary
In connection with the sale of 45% of Baluma S.A. to Enjoy, we recognized a gain of $44.1 million. There was no comparable amount in the prior year.
Benefit for Income Taxes
The effective tax rate for the quarter ended June 30, 2013 and 2012 was 35.6% and 39.6%, respectively. The effective rate benefit in the second quarter of 2013 was lower than 2012 primarily due to lower tax benefits from foreign operations.
The effective tax rate for the six months ended June 30, 2013 and 2012 was 51.3% and 37.0%, respectively. The effective rate benefit was higher for the first six months of 2013 primarily due to (i) a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the quarter of 2013 which was retroactive to December 2012, (ii) retroactive U.S. tax law changes which were enacted in January 2013 and (iii) a favorable tax ruling in Israel received in February 2013.

Loss from Discontinued Operations, Net of Income Taxes
Loss from discontinued operations, net of income taxes improved significantly compared to the second quarter 2012, which included a $101.0 million non-cash impairment charge related to the Macau land concession and $14.1 million of income related to the Harrah's St. Louis casino with no comparable amounts recorded in the second quarter 2013.
Loss from discontinued operations, net of income taxes in the six months ended June 30, 2013 was $41.4 million and included an adjustment to fair value that reduced the book value of our land concession in Macau by $21.0 million, and charges totaling $21.5 million for exit activities and the write-down of tangible and intangible assets related to the March 4, 2013 closure of the Alea Leeds casino. Loss from discontinued operations, net of income taxes in the six months ended June 30, 2012 was $73.2 million and included $25.7 million of income from operations related to the Harrah's St. Louis casino which was sold on November 2, 2012, $96.4 million of loss from operations related to the land concessions in Macau, primarily comprised of a $101.0 million non-cash tangible asset impairment charge and $2.5 million of loss from operations related to the Alea Leeds casino.
Liquidity and Capital Resources
Cost Savings Initiatives
Caesars Entertainment has undertaken comprehensive cost-reduction efforts to rightsize expenses with business levels. We estimate that our cost-savings programs produced $66.9 million and $133.3 million in incremental cost savings for the second quarter and six months ended June 30, 2013, respectively, when compared to the same periods in 2012. Additionally, as of June 30, 2013, we expect that these and additional new cost-savings programs will produce additional annual cost savings of $148.4 million, based on the full implementation of current projects that are in process. As we realize savings or identify new cost-reduction activities, this amount will change.
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
Our capital spending for the six months ended June 30, 2013 totaled $320.3 million, net of a decrease of $2.6 million of related payables. Estimated total capital expenditures for 2013, including 2013 expenditures associated with the LINQ project, the Bill's renovation, and other developments, are expected to be between $1,000.0 million and $1,100.0 million, which includes approximately $300 million of 2013 project financing associated with the LINQ project, the Bill's renovation, and other developments for which we expect to obtain financing. Financing for the Horseshoe Baltimore project in Maryland was obtained and the development broke ground in July 2013 as further described in Note 21, "Subsequent Events" to our consolidated financial statements appearing in Item 1 of this report.

The following table summarizes our development, renovation/refurbishment, and other capital expenditures for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Increase/ (Decrease)
(Dollars in millions)	2013	2012
Development	$126.0	$83.2	$42.8
Renovation/refurbishment	167.2	91.9	75.3
Other	27.1	16.9	10.2
Total capital expenditures	$320.3	$192.0	$128.3
Our capital expenditures included capitalized payroll costs of $4.7 million and $3.5 million, for the six months ended June 30, 2013 and 2012.
Capital expenditures increased $128.3 million in the six months ended June 30, 2013 when compared to the prior year period, due primarily to development expenditures associated with the LINQ project, and the accelerated pace of our renovation and refurbishment projects at various properties.
Liquidity and Capital Resources
Our cash and cash equivalents, excluding restricted cash, totaled $1,810.7 million at June 30, 2013 compared to $1,757.5 million at December 31, 2012. Restricted cash totaled $334.4 million at June 30, 2013, consisting of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. Our operating cash inflows are typically used for operating expenses, debt service costs and working capital needs.
Our cash flows from operating, investing, and financing activities for the six months ended June 30, 2013 and 2012 associated with the Harrah's St. Louis casino, the Alea Leeds casino, and the subsidiaries that hold our land concession in Macau, which are defined as discontinued operations, are included in our Consolidated Condensed Statements of Cash Flows as cash flows from discontinued operations. We sold the Harrah's St. Louis casino on November 2, 2012, and the net proceeds generated from the sale are being used and will continue to be used to fund CEOC capital expenditures. Proceeds not used for capital expenditures are required to be used to purchase term loans under the Credit Facilities.
We are a highly leveraged company and a significant amount of our liquidity needs are for debt service. As of June 30, 2013, we had $23,662.0 million face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the six months ended June 30, 2013 was $947.1 million. Payments of short-term debt obligations and payments of other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through refinancing of debt, or, if necessary, additional debt or equity offerings.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At June 30, 2013, our additional borrowing capacity under the credit facility was $95.6 million. In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million, and, in April 2012, the Company entered into an equity distribution agreement whereby the Company may issue and sell up to 10.0 million shares of the Company's common stock from time to time. Through June 30, 2013, the Company issued 915,493 shares with aggregate offering proceeds of $12.8 million.
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

Please refer to Note 8, "Debt," to our consolidated financial statements appearing in Item 1 of this report for details on our debt outstanding. This detail includes, among other things, a table presenting details on our individual borrowings outstanding as of June 30, 2013 and December 31, 2012, changes in our debt outstanding, and certain changes in the terms of existing debt for the six months ended June 30, 2013. Note 8, "Debt," to our consolidated financial statements appearing in Item 1 of this report also includes details on restrictive covenants related to certain of our borrowings. Note 9, "Derivative Instruments," to our consolidated financial statements appearing in Item 1 of this report discusses the use of interest rate swap and interest rate cap derivatives to manage the mix of our debt between fixed and variable rate instruments.
Macau Land Concession
On August 6, 2013, we, along with certain of our wholly-owned subsidiaries, entered into a share purchase agreement with Pearl Dynasty Investments Limited (“Pearl Dynasty”), pursuant to which the Company is selling to Pearl Dynasty its subsidiaries that hold its land concession in Macau for a purchase price of $438.0 million subject to customary closing conditions. The Company expects to use the net proceeds from the sale, which are expected to be approximately $420.0 million, to fund CEOC capital expenditures or to repurchase certain outstanding debt obligations of CEOC. See Note 21, “Subsequent Events,” to our consolidated financial statements appearing in Item 1 of this report for further discussion.
Caesars Growth Partners
The Company recently announced the transaction with respect to Caesars Growth Partners as further described in Note 4, "Proposed Strategic Transaction."
CEOC Credit Facilities
A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars' other direct, wholly-owned subsidiaries, including certain subsidiaries that own properties that secure $4,439.1 million face value, as of June 30, 2013, of the CMBS debt. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 to this Form 10-Q.
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
As of June 30, 2013, our Credit Facilities provide for senior secured financing of up to $4,633.4 million, consisting of (i) senior secured term loans in an aggregate principal amount of $4,417.9 million, comprised of $29.1 million maturing on January 28, 2015, $965.0 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $215.5 million, with $109.4 million maturing January 28, 2014 and $106.1 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities currently require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of June 30, 2013, $119.9 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $95.6 million of additional borrowing capacity was available to us under our revolving credit facility as of June 30, 2013.
CEOC Notes
Issuances
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
As a result of these repayments, CEOC recognized a loss on early extinguishment of debt of $29.4 million during the first quarter of 2013.
Open Market Purchases
During the second quarter 2013, we completed open market purchases of CEOC debt securities as follows:

Debt (dollars in millions)	Maturity	Face Value	Cash Paid
5.375% Unsecured Senior Notes	2013	$26.2	$26.0
10.0% Second-Priority Senior Secured Notes	2018	25.0	14.9
In connection with the above transactions, we recorded a gain on early extinguishments of debt of $2.4 million, net of discounts. The above securities were repurchased by a non-CEOC subsidiary of Caesars Entertainment and are still outstanding for purposes of CEOC.
In July 2013, we purchased $10.0 million of aggregate face value of 5.375% Unsecured Senior Notes, and any resulting gain on early extinguishments of debt will be recognized during the third quarter of 2013.
CMBS Financing and Open Market Purchases
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
In June 2013, we purchased $225.0 million of face value of CMBS debt for $183.7 million, recognizing a pre-tax gain of $39.0 million, net of deferred finance charges.
Horseshoe Baltimore Financing
On July 2, 2013, CBAC Borrower, LLC (“CBAC”), a joint venture among Caesars Baltimore Investment Company, LLC (a wholly-owned indirect subsidiary of CEOC), Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the “Baltimore Credit Facility”) in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage (collectively, the “Baltimore Development”).
The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until the 12-month anniversary of the closing and a $37.5 million delayed draw facility available until the 18-month anniversary of the closing and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries.
Concurrently with the closing of the Baltimore Credit Facility, CBAC also entered into a term loan facility that provides for up to $30.0 million of equipment financing (the “Baltimore FF&E Facility”). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development.

Restrictive Covenants and Other Matters
Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Specifically, the Credit Facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. After giving effect to the February 2013 bank amendment to the Credit Facilities discussed above, this ratio excludes $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. For purposes of calculating the senior secured leverage ratio, the amount of senior first priority secured debt is reduced by the amount of unrestricted cash on hand. As of June 30, 2013, CEOC's senior secured leverage ratio was 4.33 to 1.0.
In addition, certain covenants contained in CEOC's senior secured credit facilities and indentures covering its first priority senior secured notes and second priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA-Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA-Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of June 30, 2013, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 7.29 to 1.0 and 13.60 to 1.0, respectively. For the twelve months ended June 30, 2013, CEOC's LTM Adjusted EBITDA-Pro Forma - CEOC Restricted was insufficient to cover fixed charges by $600.0 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio, and consolidated leverage ratio described in this paragraph are not maintenance covenants.
We are in compliance with CEOC’s Credit Facilities and indentures, including the senior secured leverage ratio, as of June 30, 2013. In order to comply with the quarterly senior secured leverage ratio in the future, we will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to a consumer recovery, (b) ability to effect cost savings initiatives, (c) asset sales, (d) issuing additional second lien or unsecured debt, or project financing, (e) equity financings, (f) delays in development project spending, or (g) a combination thereof. In addition, under certain circumstances, the Credit Facilities allow us to apply cash contributions received by CEOC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted if CEOC is unable to meet its senior secured leverage ratio. However, there is no guarantee that such contributions will be forthcoming.
Based upon our current operating forecast, as well as our ability to achieve one or more of the factors noted above, we believe that we will continue to be in compliance with the senior secured leverage ratio and meet our cash flow needs during the foreseeable future, including the next twelve months. If we are unable to maintain compliance with the senior secured leverage ratio and if we fail to remedy a default pursuant to the terms of the Credit Facilities, there would be an “event of default” under the senior secured credit agreement. We cannot assure you that our business will generate sufficient cash flows from operations, that we will be successful in sales of assets, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness when due. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may be required to further reduce expenses, sell additional assets, or attempt to restructure our debt. Any such actions could negatively impact our competitive position and revenue generation. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements and, if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
Guarantees of Third-Party Debt and Other Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 8, "Debt." At June 30, 2013, our estimated interest payments for the rest of the year ended December 31, 2013 are $1,001.9 million, for the years ended December 31, 2014 through 2017 are $2,010.8 million, $1,670.4 million, $1,517.0 million, and $1,257.7 million, respectively, and our estimated interest payments thereafter are $1,401.4 million.
As of June 30, 2013, there have been no material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2012 10-K.

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
The following table reconciles net loss attributable to Caesars to Property EBITDA for the quarter ended June 30, 2013:

(In millions)	Las Vegas	Atlantic City	Other U.S.	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(212.2)
Net loss attributable to non-controlling interests						3.0
Net loss						(209.2)
Loss from discontinued operations, net of income taxes						0.3
Net loss from continuing operations, net of income taxes						(208.9)
Benefit for income taxes						(115.7)
Loss from continuing operations before income taxes						(324.6)
Other income, including interest income						(4.8)
Gain on partial sale of subsidiary						(44.1)
Gain on early extinguishments of debt						(41.3)
Interest expense, net of interest capitalized						540.1
Income/(loss) from operations	$125.8	$1.9	$44.3	$(46.7)		125.3
Depreciation and amortization	58.0	32.1	42.7	8.5		141.3
Amortization of intangible assets	19.0	4.0	9.3	8.8		41.1
Intangible and tangible asset impairment charges	—	22.4	82.3	—		104.7
Write-downs, reserves, and project opening costs, net of recoveries	10.1	2.7	4.0	6.6		23.4
Acquisition and integration costs	—	—	—	2.2		2.2
(Income)/loss on interests in non-consolidated affiliates	(2.2)	—	(0.2)	16.2		13.8
Corporate expense	—	—	—	41.3		41.3
EBITDA attributable to discontinued operations					$(0.3)	(0.3)
Property EBITDA	$210.6	$63.1	$182.3	$37.1	$(0.3)	$492.8

The following table reconciles net loss attributable to Caesars to Property EBITDA for the quarter ended June 30, 2012:

(In millions)	Las Vegas	Atlantic City	Other U.S	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(241.7)
Net loss attributable to non-controlling interests						(0.1)
Net loss						(241.8)
Loss from discontinued operations, net of income taxes						80.5
Net loss from continuing operations, net of income taxes						(161.3)
Benefit for income taxes						(105.9)
Loss from continuing operations before income taxes						(267.2)
Other income, including interest income						(6.5)
Gains on early extinguishments of debt						(33.7)
Interest expense, net of interest capitalized						496.5
Income/(loss) from operations	$127.8	$16.3	$111.7	$(66.7)		189.1
Depreciation and amortization	64.9	44.9	52.1	13.6		175.5
Amortization of intangible assets	19.0	4.0	9.3	10.9		43.2
Intangible and tangible asset impairment charges	—	—	—	33.0		33.0
Write-downs, reserves, and project opening costs, net of recoveries	3.5	0.3	4.7	(0.6)		7.9
Acquisition and integration costs	—	—	—	1.1		1.1
(Income)/loss on interests in non-consolidated affiliates	(0.8)	1.5	(0.2)	2.7		3.2
Corporate expense	—	—	—	41.3		41.3
EBITDA attributable to discontinued operations					$24.0	24.0
Property EBITDA	$214.4	$67.1	$177.6	$35.2	$24.0	$518.3

The following table reconciles net loss attributable to Caesars to Property EBITDA for the six months ended June 30, 2013:

(In millions)	Las Vegas	Atlantic City	Other U.S.	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(430.1)
Net income attributable to non-controlling interests						3.9
Net loss						(426.2)
Loss from discontinued operations, net of income taxes						41.4
Net loss from continuing operations, net of income taxes						(384.8)
Benefit for income taxes						(406.0)
Loss from continuing operations before income taxes						(790.8)
Other income, including interest income						(8.3)
Gain on partial sale of subsidiary						(44.1)
Gains on early extinguishments of debt						(4.6)
Interest expense, net of interest capitalized						1,114.8
Income/(loss) from operations	$230.1	$(1.3)	$145.8	$(107.6)		267.0
Depreciation and amortization	119.5	74.5	90.0	19.0		303.0
Amortization of intangible assets	37.9	8.0	18.4	18.2		82.5
Intangible and tangible asset impairment charges	—	22.4	102.3	—		124.7
Write-downs, reserves, and project opening costs, net of recoveries	23.7	10.7	4.4	5.3		44.1
Acquisition and integration costs	—	—	—	66.4		66.4
(Income)/loss on interests in non-consolidated affiliates	(2.7)	—	(0.3)	19.4		16.4
Corporate expense	—	—	—	77.3		77.3
EBITDA attributable to discontinued operations					$(1.5)	(1.5)
Property EBITDA	$408.5	$114.3	$360.6	$98.0	$(1.5)	$979.9

The following table reconciles net loss attributable to Caesars to Property EBITDA for the six months ended June 30, 2012:

(In millions)	Las Vegas	Atlantic City	Other U.S.	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(522.3)
Net loss attributable to non-controlling interests						(0.6)
Net loss						(522.9)
Loss from discontinued operations, net of income taxes						73.2
Net loss from continuing operations, net of income taxes						(449.7)
Benefit for income taxes						(264.2)
Loss from continuing operations before income taxes						(713.9)
Other income, including interest income						(14.7)
Gains on early extinguishments of debt						(79.5)
Interest expense, net of interest capitalized						1,058.5
Income/(loss) from operations	$247.9	$35.1	$62.5	$(95.1)		250.4
Depreciation and amortization	134.3	89.6	104.1	27.0		355.0
Amortization of intangible assets	37.9	8.0	18.4	22.1		86.4
Intangible and tangible asset impairment charges	—	—	167.5	39.5		207.0
Write-downs, reserves, and project opening costs, net of recoveries	7.2	2.2	12.0	2.7		24.1
Acquisition and integration costs	—	—	—	1.2		1.2
(Income)/loss on interests in non-consolidated affiliates	(1.6)	2.2	(0.3)	10.0		10.3
Corporate expense	—	—	—	93.5		93.5
EBITDA attributable to discontinued operations					$46.9	46.9
Property EBITDA	$425.7	$137.1	$364.3	$100.8	$46.9	$1,074.8

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcomes of contingencies, and future financial results of Caesars. These forward-looking statements are based on current expectations and projections about future events.

Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of Caesars may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company's reports filed with the SEC (including the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained therein):

•	the ability to satisfy the conditions to the closing of the Caesars Growth Partners transaction described in this Quarterly Report on Form 10-Q, including receipt of required regulatory approvals;

•	the Caesars Growth Partners transaction may not consummate on the terms contemplated or at all;

•	the impact of the Company's substantial indebtedness and the restrictions in the Company's debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the ability to realize the expense reductions from cost savings programs;

•
changes in the extensive governmental regulations to which the Company and its stockholders are subject, and changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines, and fines of courts, regulators, and governmental bodies;

•	the ability of the Company's customer-tracking, customer loyalty, and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	the effects of competition, including locations of competitors and operating and market competition;

•	the ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the ability to timely and cost-effectively integrate companies that the Company acquires into its operations;

•	the potential difficulties in employee retention and recruitment as a result of the Company's substantial indebtedness or any other factor;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, and building permit issues;

•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

•
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, including losses in revenues and damage to property, and the impact of severe weather conditions on the Company's ability to attract customers to certain of its facilities, such as the amount of losses and disruption to the Company as a result of Hurricane Sandy in late October 2012;

•	the effects of environmental and structural building conditions relating to the Company's properties;

•	access to insurance on reasonable terms for the Company's assets; and

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans.
Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. Caesars disclaims any obligation to update the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated or, if no date is stated, as of the date of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $23,662.0 million face value of debt, including capital lease obligations, at June 30, 2013, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $4,255.3 million of debt remains subject to variable interest rates.
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
Foreign currency translation gains and losses were not material to our results of operations for the quarter ended June 30, 2013. Our material ownership interests in businesses in foreign countries are the London Clubs. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.
From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our 2012 10-K, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.
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
We do not expect that our cash flow from operations will be sufficient to repay this indebtedness, and we will have to seek a refinancing. We cannot predict at this time whether we will be able to secure any such refinancing, even if market conditions and our financial condition improve between now and then. Even if refinancing alternatives were available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced. In addition, the terms of existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time. In the absence of such operating results and resources, we would face substantial liquidity problems and would likely be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. We could also be required to reorganize our company in its entirety. CEC is pursuing a strategic transaction that contemplates the transfer of certain of its assets that are not part of the collateral package for the senior secured credit facilities or the secured notes issued by CEOC, including unencumbered assets of CEC and unrestricted subsidiaries of CEOC, to a newly created entity, Growth Partners, which is anticipated to be controlled by common parties that control CEC. For a discussion of the Growth Partners transaction see the Current Report on Form 8-K filed with the SEC on April 23, 2013 and the Form S-1 Registration Statement filed by CAC with the SEC on July 10, 2013. Growth Partners would be a growth oriented vehicle focused on projects that are complementary to CEC's existing properties. We anticipate that CEC would own a significant portion of Growth Partners' equity interests and that subsidiaries of CEC would manage new casino properties owned by Growth Partners. We are pursuing this transaction because we believe it will improve our liquidity and credit profile, enhance our distribution network and provide additional support for potential new ventures. The transaction would require the approval of regulators and other third parties, which we may not be able to obtain. Therefore, we cannot assure you that any such transaction will be entered into or consummated or, if consummated, describe the impact the transaction would have on us. Consequently, there can be no assurances that we will receive any cash from the Growth Partners transaction as a result of our ownership of Growth Partner's equity interests or in the form of management fees. Neither the Sponsors nor any of their respective affiliates has any continuing obligation to provide us with debt or equity financing. Even if we are able to refinance our debt, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the interest rates on our first and second lien notes are substantially higher than the interest rates under our senior secured credit facility, and the interest rates on our first lien notes, the proceeds of which were used to refinance term loans under our senior secured credit facilities, are substantially higher than the interest rates applicable to such term loans. If we are unable to service our debt obligations generally, and if we are unable to refinance our debt obligations that mature in 2015 or thereafter, we cannot assure you that our company will continue in its current state or that your investment in our company will retain any value.

We may sell or divest different properties or assets as a result of our evaluation of our portfolio of businesses. Such sales or divestitures would affect our costs, revenues, profitability and financial position.
From time to time, we evaluate our properties and our portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets. For example, in November 2012, we sold our Harrah's St. Louis property. In addition, CEC's board of directors approved the material terms of the proposed Growth Partners strategic transaction. These sales or divestitures affect our costs, revenues, profitability and financial position.
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

We intend to develop, construct and open or acquire new hotels, casinos and other gaming venues, as well as develop and manage non-gaming venues, in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third party debt, the incurrence of contingent liabilities and an increase in depreciation and amortization expense, which could have an adverse effect upon our business, financial condition, results of operations and cash flow. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our recent construction of the Octavius Tower and redevelopment of the Nobu Tower at Caesars Palace in Las Vegas, the planned redevelopment of Bill's Gamblin' Hall in Las Vegas, the development and construction of Horseshoe Baltimore as well as the development and construction of non-gaming venues such as Project Linq in Las Vegas and Caesars Palace Longmu Bay in China, are susceptible to various risks and uncertainties, such as:

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

For example, we are an investor in Suffolk Downs, and Suffolk Downs intends to make a bid to open a casino at its facility that we would manage, but we can give no assurances that if we do submit our bid the bid will be awarded to us or that the development project will be undertaken.

Our failure to complete any new development or expansion project, or consummate any joint development, expansion projects or projects where we license our brands, as planned, on schedule, within budget or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition, results of operations and cash flow.

The SEC's investigation of a retired Deloitte partner who was formerly the advisory partner on Deloitte's audit engagement for Caesars Entertainment could result in a determination that Deloitte was not independent of Caesars Entertainment which may adversely affect our ability to comply with certain obligations imposed by federal securities law and certain debt agreements.
Deloitte & Touche LLP (“Deloitte”) is our independent registered public accounting firm. In April 2013, Deloitte advised Caesars Entertainment that a retired Deloitte partner who was formerly the advisory partner on Deloitte's audit engagement for Caesars Entertainment during most of 2009 (a period not covered in this filing) is the subject of a formal investigation by the SEC. During 2009, this individual engaged in gaming activities at a Caesars Entertainment casino. Deloitte conducted a review of these gaming activities and this individual's role as advisory partner and reported to the Audit Committee of Caesars Entertainment its conclusion that the individual's activities did not at any time impair Deloitte's independence, because, among other considerations, these activities were not inconsistent with the SEC's independence rules and furthermore he had no substantive role in any audit or review concerning Caesars Entertainment. After Caesars Entertainment conducted its own independent review with the assistance of outside counsel, the Caesars Entertainment Audit Committee, in early May 2013, accepted Deloitte's report and concurred with Deloitte's conclusion that Deloitte's independence was and is not impaired.
If regulatory authorities were to determine that Deloitte was not independent of Caesars Entertainment, such determination may adversely affect Caesars Entertainment's ability to comply with certain obligations imposed by federal securities laws and certain debt agreements, which would have a material adverse effect on our business and financial condition.
Growth Partners' interests may conflict with our interests.
The interests of Growth Partners could conflict with our interests. Growth Partners is in a similar business to us and is required to first provide any potential development opportunities to us. However, we may decide to decline the opportunity for CEC's business or CEOC's business and permit Growth Partners to pursue the development opportunity. A committee of CEC's board of directors comprised of disinterested directors will consider potential development opportunities provided to us by Growth Partners. If the committee declines an opportunity, that opportunity will be available to Growth Partners and will not be available to our businesses. As a result, our business and growth prospects could be negatively impacted. Furthermore, the consideration of business opportunities may create potential or perceived conflicts of interests between our and Growth Partners' businesses. While CEC may retain a portion of the financial stake in any management fee to be received in connection with an opportunity provided to Growth Partners, there can be no assurances that such opportunity will be successful or that we will receive the expected fees from any opportunity.
Although certain employees of each of the Sponsors are on the boards of directors of CEC and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to CEC or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of CEC or CAC and have no obligation to present such opportunity to CEC or CAC.
There may be a significant degree of difficulty in operating Growth Partners' business separately from our business, and managing that process effectively could require a significant amount of management's time.
The separation from Growth Partners' business from our business could cause an interruption of, or loss of momentum in, the operation of our businesses. Management may be required to devote considerable amounts of time to the separation, which will decrease the time they will have to manage their ordinary responsibilities. If management is not able to manage the separation effectively, or if any significant business activities are interrupted as a result of the separation, our businesses and operating results could suffer.
We will provide corporate services, back-office support and advisory and business management services through a management services agreement to Growth Partners, which may require a significant amount of our resources and management to devote its time to efforts other than our business, which could negatively impact our business and prospects.
Pursuant to a management services agreement, we will provide corporate services, back-office support and advisory business management services to CAC and Growth Partners. CAC has few, and Growth Partners has no, employees and neither has any history of operating casinos or online entertainment. Therefore, the business and operations of CAC and Growth Partners are dependent on the services provided by us and may require a significant amount of our resources and devotion of our management's time. The additional demands associated with our providing advisory and management services to CAC and Growth Partners may impact regular operations of our business by diverting our resources and the attention of some of our senior management team away from revenue producing activities, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Any of these effects could harm our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On August 6, 2013, Caesars Entertainment Operating Company, Inc. (“CEOC”), a wholly-owned subsidiary of Caesars Entertainment Corporation (the “Registrant”), entered into a Share Purchase Agreement (“Purchase Agreement”) with Pearl Dynasty Investments Limited (“Buyer”), pursuant to which Buyer will purchase from the CEOC all of the equity interests of certain subsidiaries of CEOC for a purchase price of $438.0 million, thereby conveying ownership of a golf course located in Macau.
The Purchase Agreement requires Buyer to deposit certain amounts with CEOC in connection with the transaction.  The Buyer deposited $21.9 million on August 7, 2013, and an additional $43.8 million on August 8, 2013.  The deposits will be applied to the purchase price at closing of the transaction.
The Buyer must complete the transaction within ninety (90) days, subject to a right to extend the period for closing by one month.  For the extension, Buyer must deposit an additional $8.0 million with CEOC.
CEOC is generally entitled to retain $43.8 million (ten percent (10%) of the purchase price) plus any amount received in connection with extension of the time for closing as liquidated damages if Buyer does not complete the transaction when required.  Under certain limited circumstances, CEOC may be required to return the deposit and pay liquidated damages to Buyer in an amount of up to $43.8 million if CEOC does not complete the transaction when required or Buyer terminates the agreement due to a breach of certain of CEOC's representations in the Purchase Agreement.
The transactions contemplated by the Purchase Agreement are subject to customary closing conditions, and are expected to close in the final quarter of 2013. The Registrant expects to use the net proceeds from the sale, which are expected to be approximately $420.0 million, to fund CEOC capital expenditures or to repurchase certain outstanding debt obligations of CEOC.
The Purchase Agreement contains customary representations, warranties and covenants by the CEOC and Buyer. The representations and warranties in the Purchase Agreement were made solely for the benefit of the other parties to the Purchase Agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in the Purchase Agreement by disclosures that were made to the other parties in connection with the negotiation of the Purchase Agreement; (iii) may apply contractual standards of “materiality” or “Material Adverse Effect” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the Purchase Agreement or such other date or dates as may be specified in the Purchase Agreement. Accordingly, you should not rely on the representations and warranties in the Purchase Agreement as characterizations of the actual state of facts about the Registrant, CEOC or Buyer.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

3.3	Restated Certificate of Incorporation of Harrah's Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended, dated June 13, 2005.	—	S-4	—	3.1	10/29/2008

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah's Operating Company, Inc., dated May 19, 2008.	—	10-K	12/31/2008	3.4	3/17/2009

3.5	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010.	—	8-K	—	3.3	11/24/2010

3.6	Bylaws of Harrah's Operating Company, Inc., as amended.	—	S-4	—	3.4	10/29/2008

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.4	Indenture, dated as of December 11, 2003, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2013.	—	10-K	12/31/2003	10.6	3/5/2004

4.5	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.8	8/2/2005

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.6	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	**S-3/A	—	4.7	9/19/2005

4.7	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	10-K	12/31/2007	4.25	2/29/2008

4.8	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.1	1/28/2008

4.9	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.1	6/3/2005

4.10	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	S-4	—	4.44	8/25/2005

4.11	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.4	10/3/2005

4.12	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	10/3/2005

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.13	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.1	6/14/2006

4.14	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.2	6/14/2006

4.15	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	10.1	2/4/2008

4.16	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	6/30/2008	4.34	8/11/2008

4.17	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	3/31/2009	4.35	5/14/2009

4.18	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	4.1	3/31/2009

4.19	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	S-4/A	—	4.39	12/24/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.20	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	10-Q	6/30/2009	4.38	8/13/2009

4.21	Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10% Senior Secured Notes due 2015.	—	10-Q	3/31/2013	4.24	5/9/2013

4.22	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	S-4/A	—	4.40	12/24/2008

4.23	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/20/2009

4.24	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	10-Q	6/30/2009	4.40	8/13/2009

4.25	Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10.00% Senior Secured Notes due 2018.	—	10-Q	3/31/2013	4.28	5/9/2013

4.26	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	6/15/2009

4.27	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.2	6/15/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.28	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	9/17/2009

4.29	Third Supplemental Indenture dated as of April 12, 2013 by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 11.25% Senior Secured Notes due 2017.	—	10-Q	3/31/2013	4.32	5/9/2013

4.30	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/22/2010

4.31	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	5/24/2010

4.32	Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 12.75% Senior Secured Notes due 2018.	—	10-Q	3/31/2013	4.35	5/9/2013

4.33	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.1	5/24/2010

4.34	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.2	5/24/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.35	Indenture dated as of February 3, 2012 among Chester Downs and Marina, LLC , a Pennsylvania limited liability company, Chester Downs Finance Corp., and, together with the Company, Subsidiary Guarantors party hereto from time to time, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent, relating to the 9.25% Senior Secured Notes due 2020.	—	10-K	12/31/2011	4.43	3/15/2012

4.36	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2012

4.37	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	3/2/2012

4.38	Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee related to the 8.5% Senior Secured Notes due 2020.	—	10-Q	3/31/2013	4.44	5/9/2013

4.39	Equity Distribution Agreement, dated April 12, 2012, between Caesars Entertainment Corporation, Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC.	—	8-K	—	1.1	4/13/2012

4.40	Registration Rights Agreement, dated as of August 22, 2012, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and Citigroup Global Markets Inc. as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	8/22/2012

4.41	Joinder to Registration Rights Agreement, dated October 5, 2012 (to the Registration Rights Agreement, dated August 22, 2012) by and among Caesars Operating Escrow LLC , Caesars Escrow Corporation, Caesars Entertainment Corporation and Citigroup Global Markets, as representative of the several Initial Purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	10/10/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.42	Registration Rights Agreement, dated as of December 13, 2012 (to the August 22, 2012 and October 5, 2012 Registration Rights Agreement and Joinder), by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and Citigroup Global Markets Inc., as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	12/13/2012

4.43	Joinder to Registration Rights Agreement, dated as of February 20, 2013 (to the August 22, 2012 Registration Rights Agreement, the October 5, 2012 Joinder and the December 13, 2012 Joinder) , by and among Caesars Entertainment Operating Company, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	2/21/2013

4.44	Indenture dated as of August 22, 2012 by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	8/22/2012

4.45	Supplemental Indenture, dated as of October 5, 2012 , by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	10/10/2012

4.46	Additional Notes Supplemental Indenture, dated as of December 13, 2012 , by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	12/13/2012

4.47	Third Supplemental Indenture, dated as of February 20, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/21/2013

4.48	Fourth Supplemental Indenture, dated as of April 12, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	10-Q	3/31/2013	4.56	5/9/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.49	Indenture, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2013

4.50	Registration Rights Agreement, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	2/15/2013

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents.	—	8-K/A	—	10.1	2/7/2008

10.2	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008.	—	8-K	—	99.1	9/29/2009

10.3	Amendment Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K/A	—	10.1	5/23/2011

10.4	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/2/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.5	Reaffirmation Agreement, dated as of October 5, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	10/10/2012

10.6	Reaffirmation Agreement, dated as of March 27, 2013, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/28/2013

10.7	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto.	—	8-K/A	—	10.1	6/11/2009

10.8	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	3/2/2012

10.9	Amendment, dated as of February 6, 2013, to the Second Amended and Restated Credit Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties named therein.	—	8-K	—	10.1	3/28/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.10	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

10.11	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	10/10/2012

10.12	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

10.13	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	10/10/2012

10.14	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.2	2/20/2013

10.15	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/28/2013

10.16	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	2/20/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.17	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/28/2013

10.18	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.19	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

10.20	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

10.21	First Lien Intercreditor Agreement, dated as of June 10, 2009 (to the Agreement dated December 24, 2008), by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
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
		—	8-K	—	10.2	6/15/2009

10.23	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement related to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	10.1	9/17/2009

10.24	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	10.3	3/2/2012

10.25	Joinder and Supplement to the Intercreditor Agreement, dated as of October 5, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.2	10/10/2012

10.26	Joinder and Supplement to the Intercreditor Agreement, dated as of February 20, 2013 (the Intercreditor Agreement dated December 24, 2008) , by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.1	2/20/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.27	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

10.28	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

10.29	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.30	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

10.31	Amended and Restated Loan Agreement, dated as of February 19, 2010, between PHW Las Vegas, LLC and Wells Fargo Bank, N.A. as trustee for the Credit Suite First Boston Mortgage Securities Corp. Commercial Pass-Through Certificates, Series 2007-TFL2.	—	10-Q	3/31/2010	10.24	5/10/2010

10.32	Guaranty Agreement, dated February 19, 2010, by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, series 2007-TFL2.	—	8-K	—	99.1	2/25/2010

10.33	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.34	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.	—	10-K	12/29/1989	Unknown	3/28/1990

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.35	Amendment to Escrow Agreement dated as of October 29, 1993 (to the Agreement dated February 9, 1990) among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.36	Amendment, dated as of June 7, 1995 ( the Agreement dated February 6, 1990 and amended on October 29, 1993), to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.37	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.38	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

10.39	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.40	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

†10.41	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.42	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.43	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.44	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.45	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.46	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.47	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

†10.48	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

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
		—	8-K	—	10.1	9/3/2010

10.50	Second Amended and Restated First Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 1, LLC, Harrah's Atlantic City Mezz 1, LLC, Rio Mezz 1, LLC, Flamingo Las Vegas Mezz 1, LLC, Harrah's Laughlin Mezz 1, LLC, and Paris Las Vegas Mezz 1, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.2	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.51	Second Amended and Restated Second Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 2, LLC, Harrah's Atlantic City Mezz 2, LLC, Rio Mezz 2, LLC, Flamingo Las Vegas Mezz 2, LLC, Harrah's Laughlin Mezz 2, LLC, and Paris Las Vegas Mezz 2, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	9/3/2010

10.52	Second Amended and Restated Third Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 3, LLC, Harrah's Atlantic City Mezz 3, LLC, Rio Mezz 3, LLC, Flamingo Las Vegas Mezz 3, LLC, Harrah's Laughlin Mezz 3, LLC, and Paris Las Vegas Mezz 3, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.4	9/3/2010

10.53	Second Amended and Restated Fourth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 4, LLC, Harrah's Atlantic City Mezz 4, LLC, Rio Mezz 4, LLC, Flamingo Las Vegas Mezz 4, LLC, Harrah's Laughlin Mezz 4, LLC, and Paris Las Vegas Mezz 4, LLC, as Borrower, JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.5	9/3/2010

10.54	Second Amended and Restated Fifth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 5, LLC, Harrah's Atlantic City Mezz 5, LLC, Rio Mezz 5, LLC, Flamingo Las Vegas Mezz 5, LLC, Harrah's Laughlin Mezz 5, LLC, and Paris Las Vegas Mezz 5, LLC, as Borrower, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.6	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.55	Second Amended and Restated Sixth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 6, LLC, Harrah's Atlantic City Mezz 6, LLC, Rio Mezz 6, LLC, Flamingo Las Vegas Mezz 6, LLC, Harrah's Laughlin Mezz 6, LLC, and Paris Las Vegas Mezz 6, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.7	9/3/2010

10.56	Second Amended and Restated Seventh Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 7, LLC, Harrah's Atlantic City Mezz 7, LLC, Rio Mezz 7, LLC, Flamingo Las Vegas Mezz 7, LLC, Harrah's Laughlin Mezz 7, LLC, and Paris Las Vegas Mezz 7, LLC, as Borrower, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.8	9/3/2010

10.57	Second Amended and Restated Eighth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 8, LLC, Harrah's Atlantic City Mezz 8, LLC, Rio Mezz 8, LLC, Flamingo Las Vegas Mezz 8, LLC, Harrah's Laughlin Mezz 8, LLC, and Paris Las Vegas Mezz 8, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.9	9/3/2010

10.58	Second Amended and Restated Ninth Mezzanine Loan Agreement dated as of August 31, 2010, among Harrah's Las Vegas Mezz 9, LLC, Harrah's Atlantic City Mezz 9, LLC, Rio Mezz 9, LLC, Flamingo Las Vegas Mezz 9, LLC, Harrah's Laughlin Mezz 9, LLC, and Paris Las Vegas Mezz 9, LLC, as Borrower, Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.10	9/3/2010

10.59	Note Sales Agreement dated as of August 31, 2010, among each first mezzanine lender, each second mezzanine lender, each third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender and ninth mezzanine lender, and specified mezzanine lender, Harrah's Entertainment, Inc., each Mortgage Loan Borrower, each Mezzanine Borrower and each Operating Company.	—	8-K	—	10.11	9/3/2010

10.60	Form of Management Agreement entered into between each Mortgage Loan Borrower and its respective Operating Company.	—	8-K	—	10.12	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.61	Form of Amended and Restated Operating Lease (Hotel Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.13	9/3/2010

10.62	Form of Amended and Restated Operating Lease (Casino Component) entered into between each Mortgage Loan Borrower, its respective Operating Company and its respective Management Company.	—	8-K	—	10.14	9/3/2010

10.63	Agreement Among Mortgage Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-2 Holder, Citibank, N.A., as Note A-3 Holder, Credit Suisse, Cayman Islands Branch, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, Merrill Lynch Mortgage Lending, Inc., as Note A-6 Holder, JP Morgan Chase Bank, N.A., as Note A-7 Holder, Goldman Sachs Mortgage Company, as Note A-9 Holder, Bank of America, N.A., as Collateral Agent, and Bank of America, N.A. as Servicer.	—	8-K	—	10.15	9/3/2010

10.64	Agreement Among First Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.16	9/3/2010

10.65	Agreement Among Second Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.17	9/3/2010

10.66	Agreement Among Third Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.18	9/3/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.67	Agreement Among Fourth Mezzanine Noteholders, dated August 31, 2010, among JPMorgan Chase Bank, N.A., Bank of America, N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Merrill Lynch Mortgage Lending, Inc., Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), and Bank of America, N.A., as Collateral Agent. (Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K filed on September 3, 2010.)	—	8-K	—	10.19	9/3/2010

10.68	Agreement Among Fifth Mezzanine Noteholders, dated August 31, 2010, among Citibank, N.A., Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, Blackstone Special Funding (Ireland), German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.20	9/3/2010

10.69	Agreement Among Sixth Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, German American Capital Corporation, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.21	9/3/2010

10.70	Agreement Among Seventh Mezzanine Noteholders, dated August 31, 2010, among Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), Goldman Sachs Mortgage Company, and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.22	9/3/2010

10.71	Intercreditor Agreement, dated August 31, 2010, among the senior lender, first mezzanine lender, second mezzanine lender, third mezzanine lender, fourth mezzanine lender, fifth mezzanine lender, sixth mezzanine lender, seventh mezzanine lender, eighth mezzanine lender, and ninth mezzanine lender.	—	8-K	—	10.23	9/3/2010

10.72	Equity Interest Purchase Agreement with Exhibits A-F with Penn National Gaming, Inc., Caesars Entertainment Operating Company, Inc. , Harrah’s Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC and Harrah’s Maryland Heights, LLC, dated May 7, 2012.	—	10-Q	6/30/2012	10.102	8/8/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.73	Share Purchase Agreement between Caesars Entertainment Operating Company, Inc., and Pearl Dynasty Investments Limited dated August 6, 2013.	X

10.74	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

10.75	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

10.76	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

10.77	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.78	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

10.79	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010.	—	8-K	—	10.1	11/24/2010

†10.80	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010.	—	8-K	—	10.2	11/24/2010

†10.81	Consent and Acknowledgment, dated May 6, 2013, to the Amended Management Investors Rights Agreement.	—	10-Q	3/31/2013	10.74	5/9/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.82	Credit Agreement dated as of April 25, 2011 between the Company, the Borrowers, the lenders (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders, for the financing of the Octavius Tower and Project Linq development.	—	8-K	—	10.1	4/27/2011

10.83	Completion Guarantee dated as of April 25, 2011 by the Company in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders (as defined therein), for the financing of the Octavius Tower and Project Linq development.	—	8-K	—	10.2	4/27/2011

10.84	Disbursement Agreement dated as of April 25, 2011 between the Borrowers, JPMorgan Chase Bank, N.A. as disbursement agent and agent and Fulcrum LLC as construction consultant, for the financing of the Octavius Tower and Project Linq development.	—	8-K	—	10.3	4/27/2011

10.85	Amended and Restated Credit Agreement, Dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	10-K/A	12/31/2012	10.72	3/15/2013

†10.86	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.87	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

†10.88	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

†10.89	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	—	10-Q	3/31/2012	10.96	5/9/2012

†10.90	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.91	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.92	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.93	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.94	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.95	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options Granted to Gary W. Loveman).	—	SC-TO-I	—	(d)(5)	7/25/2012

†10.96	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K/A	12/31/2012	10.84	3/15/2013

†10.97	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement	—	8-K	—	10.1	7/2/2013

†10.98	Financial Counseling Plan of Harrah's Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

†10.99	Waiver of Financial Counseling Plan, effective as of April 29, 2013, by and between Gary W. Loveman and Caesars Entertainment Corporation.	—	10-Q	3/31/2013	10.31	5/9/2013

†10.100	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K/A	12/31/2012	10.90	3/15/2013

†10.101	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K/A	12/31/2012	10.91	3/15/2013

†10.102	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	10-K	12/31/2008	10.16	3/17/2009

†10.103	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Jonathan S. Halkyard, Thomas M. Jenkin, and John W. R. Payne.	—	8-K	—	10.1	1/9/2012

†10.104	Employment Agreement made as of November 14, 2012, by and between Caesars Entertainment Operating Company, Inc. and Donald Colvin.	—	10-K/A	12/31/2012	10.85	3/15/2013

†10.105	Employment Agreement made as of August 8, 2012, by and between Caesars Entertainment Operating Company, Inc. and Diane Wilfong.	—	10-K/A	12/31/2012	10.86	3/15/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.106	Employment Agreement made as of April 2, 2009 by and between Harrah's Operating Company, Inc. and Timothy Donovan.	—	10-K/A	12/31/2012	10.87	3/15/2013

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.	X

99.1	Supplemental Discussion of Caesars Entertainment Operating Company, Inc. Financial Information	X

99.2	Supplemental Discussion of Caesars Entertainment's Commercial Mortgage-Backed Securities Related Properties Financial Information	X

***101
The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X
_______________

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed by Park Place Entertainment Corporation
**	Filed by Harrah's Entertainment, Inc.
***	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

August 9, 2013	By:	/S/ DIANE E. WILFONG
Senior Vice President, Controller, and Chief Accounting Officer