Form 10-Q
period 2013-09-30
CAESARS ENTERTAINMENT Corp
filed 2013-11-08
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common stock, $0.01 par value	136,881,638

CAESARS ENTERTAINMENT CORPORATION
INDEX

We have proprietary rights to a number of trademarks used in this Form 10-Q that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally's. In addition, Caesars Interactive Entertainment, Inc., which as of October 21, 2013 became a subsidiary of a Caesars Acquisition Company (“CAC”), a newly formed company created to facilitate the previously announced strategic transaction pursuant to which Caesars formed a new growth-oriented entity and joint venture between Caesars and CAC, Caesars Growth Partners, LLC, has proprietary rights to the Bingo Blitz and World Series of Poker (WSOP) trademarks. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Form 10-Q.
.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$1,707.9	$1,757.5
Restricted cash	123.4	833.6
Receivables, net of allowance for doubtful accounts of $179.9 and $201.7	506.9	580.5
Deferred income taxes	140.7	114.9
Prepayments and other current assets	196.6	150.0
Inventories	43.3	52.0
Assets held for sale	5.4	5.1
Total current assets	2,724.2	3,493.6
Property and equipment, net	14,916.4	15,701.7
Goodwill	3,019.5	3,160.3
Intangible assets other than goodwill	3,660.2	3,985.7
Investments in and advances to non-consolidated affiliates	213.1	100.4
Restricted cash	403.6	364.6
Deferred charges and other	693.4	720.6
Assets held for sale	466.0	471.2
	$26,096.4	$27,998.1
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$371.8	$376.2
Interest payable	377.7	233.7
Accrued expenses	1,180.9	1,094.7
Current portion of long-term debt	166.4	879.9
Liabilities held for sale	0.7	3.8
Total current liabilities	2,097.5	2,588.3
Long-term debt	21,173.8	20,532.2
Deferred credits and other	739.3	823.0
Deferred income taxes	3,528.3	4,334.1
Liabilities held for sale	54.3	52.1
	27,593.2	28,329.7
Commitments and contingencies (Note 17)
Stockholders’ equity/(deficit)
Common stock: voting; $0.01 par value; 128.7 and 127.5 shares issued	1.3	1.3
Treasury Stock: 2.2 and 2.1 shares	(16.3)	(16.3)
Additional paid-in capital	7,003.4	6,954.4
Accumulated deficit	(8,471.5)	(7,280.2)
Accumulated other comprehensive loss	(95.6)	(70.9)
Total Caesars stockholders’ deficit	(1,578.7)	(411.7)
Noncontrolling interests	81.9	80.1
Total deficit	(1,496.8)	(331.6)
	$26,096.4	$27,998.1
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Casino	$1,466.6	$1,578.8	$4,396.8	$4,755.7
Food and beverage	382.9	389.2	1,149.2	1,156.6
Rooms	318.5	312.1	929.0	932.3
Management fees	14.5	12.5	42.3	34.4
Other	225.4	203.5	642.5	580.5
Reimbursable management costs	72.7	22.3	203.2	43.5
Less: casino promotional allowances	(300.6)	(322.6)	(881.7)	(937.4)
Net revenues	2,180.0	2,195.8	6,481.3	6,565.6
Operating expenses
Direct
Casino	803.2	902.2	2,457.6	2,725.1
Food and beverage	168.8	169.8	503.5	501.3
Rooms	76.9	74.3	232.4	230.1
Property, general, administrative, and other	548.2	519.0	1,592.8	1,529.5
Reimbursable management costs	72.7	22.3	203.2	43.5
Depreciation and amortization	130.2	178.8	433.2	533.8
Write-downs, reserves, and project opening costs, net of recoveries	0.5	32.8	44.7	56.9
Intangible and tangible asset impairment charges	930.9	419.0	1,055.6	626.0
Loss/(income) on interests in non-consolidated affiliates	4.0	(1.5)	20.4	8.8
Corporate expense	37.0	51.7	114.3	145.2
Acquisition and integration costs	3.2	1.0	69.6	2.2
Amortization of intangible assets	41.9	43.2	124.4	129.6
Total operating expenses	2,817.5	2,412.6	6,851.7	6,532.0
(Loss)/income from operations	(637.5)	(216.8)	(370.4)	33.6
Interest expense, net of interest capitalized	(563.0)	(515.8)	(1,677.7)	(1,574.3)
Gain on early extinguishments of debt	13.0	—	17.5	79.5
Gain on partial sale of subsidiary	—	—	44.1	—
Other income, including interest income	0.5	4.7	8.9	19.4
Loss from continuing operations before income taxes	(1,187.0)	(727.9)	(1,977.6)	(1,441.8)
Benefit for income taxes	413.4	225.3	819.3	489.5
Loss from continuing operations, net of income taxes	(773.6)	(502.6)	(1,158.3)	(952.3)
Discontinued operations
Income/(loss) from discontinued operations	14.9	0.8	(29.3)	(69.4)
Provision for income taxes	(3.1)	(1.6)	(0.2)	(4.6)
Income/(loss) from discontinued operations, net of income taxes	11.8	(0.8)	(29.5)	(74.0)
Net loss	(761.8)	(503.4)	(1,187.8)	(1,026.3)
Less: net loss/(income) attributable to noncontrolling interests	0.4	(2.1)	(3.5)	(1.5)
Net loss attributable to Caesars	$(761.4)	$(505.5)	$(1,191.3)	$(1,027.8)
Loss per share - basic and diluted
Loss per share from continuing operations	$(6.12)	$(4.02)	$(9.23)	$(7.62)
Income/(loss) per share from discontinued operations	0.09	(0.01)	(0.24)	(0.59)
Net loss per share	$(6.03)	$(4.03)	$(9.47)	$(8.21)
Weighted-average common shares outstanding - basic and diluted	126.3	125.3	125.7	125.3
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In millions)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(761.8)	$(503.4)	$(1,187.8)	$(1,026.3)
Other comprehensive (loss)/income:
Defined benefit plan adjustments	(3.9)	(1.9)	0.9	0.4
Foreign currency translation adjustments	3.3	(2.2)	(22.4)	(1.9)
Loss on derivatives reclassified into earnings	—	6.9	3.9	21.2
Unrealized losses on available-for-sale investments	(0.4)	(0.2)	(5.1)	(0.3)
Total other comprehensive (loss)/income, before income taxes	(1.0)	2.6	(22.7)	19.4
Income tax provision related to items of other comprehensive (loss)/income	(0.9)	(4.1)	(2.1)	(8.7)
Total other comprehensive (loss)/income, net of income taxes	(1.9)	(1.5)	(24.8)	10.7
Total comprehensive loss	(763.7)	(504.9)	(1,212.6)	(1,015.6)
Less: amounts attributable to noncontrolling interests:
Net income	0.4	(2.1)	(3.5)	(1.5)
Foreign currency translation adjustments	—	0.2	0.1	(1.3)
Total amounts attributable to noncontrolling interests	0.4	(1.9)	(3.4)	(2.8)
Comprehensive loss attributable to Caesars	$(763.3)	$(506.8)	$(1,216.0)	$(1,018.4)
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)
(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders' Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)

Balance at December 31, 2011	$0.7	$—	$6,885.1	$(5,782.7)	$(96.4)	$1,006.7	$46.7	$1,053.4
Net (loss)/income	—	—	—	(1,027.8)	—	(1,027.8)	1.5	(1,026.3)
Share-based compensation	—	—	25.6	—	—	25.6	—	25.6
Initial public offering	0.6	—	16.6	—	—	17.2	—	17.2
Common stock issuances	*	—	0.2	—	—	0.2	—	0.2
Increase in treasury shares	—	(16.3)	16.3	—	—	—	—	—
Contributions and contractual obligations from noncontrolling interests, net of distributions	—	—	—	—	—	—	31.8	31.8
Other comprehensive income, net of tax	—	—	—	—	9.4	9.4	1.3	10.7
Other	—	—	2.1	—	—	2.1	—	2.1
Balance at September 30, 2012	$1.3	$(16.3)	$6,945.9	$(6,810.5)	$(87.0)	$33.4	$81.3	$114.7

Balance at December 31, 2012	$1.3	$(16.3)	$6,954.4	$(7,280.2)	$(70.9)	$(411.7)	$80.1	$(331.6)
Net (loss)/income	—	—	—	(1,191.3)	—	(1,191.3)	3.5	(1,187.8)
Share-based compensation	—	—	17.8	—	—	17.8	—	17.8
Common stock issuances	*	—	15.4	—	—	15.4	—	15.4
Issuances of common stock under stock incentive plans	*	—	1.1	—	—	1.1	—	1.1
Increase in treasury shares	—	*	(0.1)	—	—	(0.1)	—	(0.1)
Contributions and contractual obligations from noncontrolling interests	—	—	24.7	—	—	24.7	10.6	35.3
Decrease in noncontrolling interests including distributions and write-downs	—	—	—	—	—	—	(12.2)	(12.2)
Other comprehensive loss, net of tax	—	—	—	—	(24.7)	(24.7)	(0.1)	(24.8)
Purchase of additional interest in subsidiary	—	—	(9.9)	—	—	(9.9)	—	(9.9)
Balance at September 30, 2013	$1.3	$(16.3)	$7,003.4	$(8,471.5)	$(95.6)	$(1,578.7)	$81.9	$(1,496.8)
___________________

*	Amount rounds to zero.
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,187.8)	$(1,026.3)
Adjustments to reconcile net loss to cash flows (used in)/provided by operating activities:
Loss from discontinued operations	29.5	74.0
Gain on early extinguishments of debt	(17.5)	(79.5)
Depreciation and amortization	567.1	672.7
Amortization of deferred finance costs and debt discount/premium	273.0	232.7
Reclassification from, and amortization of, accumulated other comprehensive loss	4.4	21.2
Non-cash write-downs and reserves, net of recoveries	13.7	18.8
Gain on partial sale of subsidiary	(44.1)	—
Non-cash acquisition and integration costs	48.9	—
Unrealized (gains)/losses on fair value of derivatives	(100.6)	10.9
Impairment of intangible and tangible assets	1,055.6	626.0
Loss on interests in non-consolidated affiliates	20.4	8.8
Stock-based compensation expense	18.2	43.0
Deferred income taxes	(828.2)	(440.6)
Change in deferred charges and other	(18.0)	(3.5)
Change in deferred credits and other	4.0	(57.0)
Change in current assets and liabilities:
Accounts receivable	74.9	(22.3)
Prepayments and other current assets	(25.7)	(27.6)
Accounts payable	(1.6)	6.3
Interest payable	145.2	155.9
Accrued expenses	(24.5)	42.4
Other	(17.9)	1.5
Cash flows (used in)/provided by operating activities	(11.0)	257.4
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(466.7)	(303.4)
Change in restricted cash	671.2	(551.0)
Proceeds from partial sale of subsidiary, net of cash deconsolidated	50.4	—
Cash received in conjunction with the sale of a subsidiary, net of cash contributed	—	42.4
Payments to acquire businesses, net of transaction costs and cash acquired	(8.6)	7.7
Investments in/advances to non-consolidated affiliates	(36.2)	(22.8)
Purchases of investment securities	(26.7)	(36.0)
Proceeds from the sale and maturity of investment securities	55.8	27.0
Other	(14.1)	(6.3)
Cash flows provided by/(used in) investing activities	225.1	(842.4)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	1,808.1	2,469.4
Debt issuance costs and fees	(57.8)	(31.9)
Borrowings under lending agreements	—	453.0
Repayments under lending agreements	—	(608.0)
Cash paid for early extinguishments of debt	(2,067.8)	(1,450.6)
Cash paid for loan maturity extension fees	(23.3)	—
Scheduled debt retirements	(9.6)	(12.7)
Purchase of additional interests in subsidiary	(9.9)	(9.6)
Contributions from noncontrolling interest owners	35.3	—
Proceeds from sale of additional interest in a subsidiary	—	32.2
Issuance of common stock, net of fees	16.2	17.4
Other	(21.1)	(9.2)
Cash flows (used in)/provided by financing activities	(329.9)	850.0
Cash flows from discontinued operations
Cash flows from operating activities	0.7	29.3
Cash flows from investing activities	65.7	(2.9)
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	66.4	26.4
Net (decrease)/increase in cash and cash equivalents	(49.4)	291.4
Change in cash classified as assets held for sale	(0.2)	2.5
Cash and cash equivalents, beginning of period	1,757.5	891.2
Cash and cash equivalents, end of period	$1,707.9	$1,185.1
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
Our business is primarily conducted through a wholly owned subsidiary, Caesars Entertainment Operating Company, Inc. ("CEOC"), although certain material properties are not owned by CEOC. As of September 30, 2013, we owned, operated, or managed, through various subsidiaries, 52 casinos in 13 U.S. states and six countries. Of the 52 casinos, 39 are in the United States, including 20 land-based casinos, 10 riverboat or dockside casinos, three managed casinos on Indian lands, three managed casinos in Ohio, one casino combined with a greyhound racetrack, one casino combined with a thoroughbred racetrack, and one casino combined with a harness racetrack. Our 13 international casinos are comprised of eight land-based casinos in England, two in Egypt, one in Scotland, one in South Africa and one in Canada. We view each casino property as an operating segment and aggregate such casino properties into one reportable segment.
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
The financial information for the three and nine months ended September 30, 2012 is derived from our consolidated condensed financial statements and footnotes included in the Quarterly Report on Form 10-Q for the three months ended September 30, 2012 and has been revised to reflect the results of operations and cash flows of the Alea Leeds casino and the subsidiaries that hold a land concession in Macau as discontinued operations. See Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In March 2013, the FASB issued new guidance applicable to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new guidance is effective for us January 1, 2014. We plan to adopt the guidance prospectively as of January 1, 2014 and will evaluate the impact, if any, that this guidance will have on our consolidated financial position, results of operations and cash flows should we sell a part or all of an investment in a foreign entity.
In July 2013, the FASB issued new guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance is effective for us January 1, 2014. Historically, we have complied with the presentation and disclosure requirements provided in this new guidance.  As such, we do not expect this new guidance to have a material impact on our consolidated financial position or results of operations.
Note 3 — Acquisitions, Investments, Dispositions and Divestitures
Acquisitions
Buffalo Studios, LLC and Bubbler Media
In December 2012, Caesars Interactive Entertainment, Inc. ("CIE") purchased substantially all of the net assets of Buffalo Studios, LLC ("Buffalo"), a social and mobile games developer and owner of Bingo Blitz, for consideration of $45.2 million plus an earnout payment with an acquisition date fair value estimated at $5.6 million. During the first quarter 2013, the estimated fair value of the earnout was increased to $58.0 million, with a charge to acquisition and integration costs of $52.4 million. The estimated fair value of the earnout was reduced to $54.5 million during the second quarter 2013, resulting in a $3.5 million reduction in the earnout accrual, recorded in acquisition and integration costs. As of September 30, 2013, the estimated fair value of the earnout remains $54.5 million.
The preliminary purchase price allocations include total assets, liabilities and net assets acquired of Buffalo of $52.9 million, $7.7 million and $45.2 million, respectively.
In September 2012, CIE purchased the assets of Bubbler Media ("Bubbler") a social and mobile games developer based in Belarus, for consideration of approximately $7.5 million. The final purchase price allocation for Bubbler included net assets acquired of $7.5 million.
The purchase prices of Buffalo and Bubbler were allocated based on estimated fair values of the assets acquired and liabilities assumed, with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Company has not yet finalized its purchase price allocation for the Buffalo transaction and is in the process of performing final reviews of the values assigned to assets acquired and liabilities assumed.
Dispositions
Conrad Punta del Este Resort and Casino
In November 2012, we signed a definitive agreement with Enjoy S.A. (“Enjoy”) to form a strategic relationship in Latin America and completed the transaction in May 2013. Under the terms of the agreement, Enjoy acquired 45% of Baluma S.A., our subsidiary that owns and operates the Conrad Punta del Este Resort and Casino in Uruguay (the “Conrad”), in exchange for total consideration of $139.5 million. After customary deductions for expenses associated with the closing, we received $50.4 million in cash, net of $29.7 million of cash deconsolidated, a 4.5% equity stake in Enjoy, and a deferred cash payment of $31.9 million due by January 2014, which is included in other current assets as of September 30, 2013. The shares of Enjoy that we acquired are classified as available-for-sale securities. These securities are adjusted to their market value at every reporting period, with unrealized gains or losses recorded as a component of other comprehensive income. During the three and nine months ended September 30, 2013, these market value adjustments resulted in unrealized losses of $0.7 million and $3.6 million, respectively.
In connection with the transaction, Enjoy assumed control of the Baluma S.A. board and primary responsibility for management of the Conrad. Upon completion of the transaction, we deconsolidated Baluma S.A. from our financial statements and began accounting for Baluma S.A. as an investment in non-consolidated affiliates utilizing the equity method of accounting.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Alea Leeds
On March 4, 2013, we permanently closed our Alea Leeds casino in England. As a result of the closure, during the quarter ended March 31, 2013, we recorded charges of $5.7 million related to the write-down of tangible and intangible assets, net of currency translation adjustment, and $15.8 million related to exit costs, comprised of non-cancellable contract costs of $15.1 million, employment related costs of $0.5 million and other costs in the amount of $0.2 million. During the three and nine months ended September 30, 2013, the Company paid $0.5 million and $1.5 million of exit-related costs, respectively, accreted interest expense of $0.5 million and $1.0 million, respectively, and recognized increases in the liability of $1.0 million and $1.2 million, respectively, due mainly to the impact of currency translation adjustments. As of September 30, 2013, $16.5 million remains accrued. We have presented the operations of Alea Leeds casino as discontinued operations in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012. See “Discontinued Operations” below.
Harrah's St. Louis
On November 2, 2012, the Company sold its Harrah's St. Louis casino and recorded a pre-tax gain of $9.3 million on the sale. As a result of working capital adjustments in connection with such sale, the Company recorded reductions to the originally recorded pre-tax gain of $0.7 million in the first quarter of 2013. We have presented the results of Harrah's Maryland Heights, LLC, previous owner of the Harrah's St. Louis casino, as discontinued operations in our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2012. See “Discontinued Operations” below.
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
In the fourth quarter of 2012, the Company began discussions with interested investors regarding a sale of the subsidiaries that hold the Macau Land Concession. As a result of this plan of disposal, the assets and liabilities have been classified as held for sale in our Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012. See “Held for Sale” below. We have presented the operations of the business as discontinued operations in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012. See “Discontinued Operations” below. We have adjusted the book value of the Macau Land Concession each reporting period to the estimated sales price less cost to sell and, as a result, recorded an additional reduction to the book value of $21.0 million during the first quarter of 2013.
On August 6, 2013, the Company, along with certain of its wholly owned subsidiaries, entered into a share purchase agreement with Pearl Dynasty Investments Limited (“Pearl Dynasty”), pursuant to which Pearl Dynasty will purchase from the Company all of the equity interests of the subsidiaries that hold the Macau Land Concession for a purchase price of $438.0 million subject to customary closing conditions. During the third quarter of 2013, the Company increased the recorded book value by $15.2 million to reflect the final estimated fair value less cost to sell.
The Purchase Agreement required Pearl Dynasty to deposit certain amounts with the Company in connection with the transaction. Pearl Dynasty deposited $21.9 million on August 7, 2013, and an additional $43.8 million on August 8, 2013. The deposits were applied to the purchase price at closing of the transaction, which occurred on November 1, 2013. See Note 21, "Subsequent Events."
The Company expects to use the net proceeds from the sale, which were approximately $420.0 million, to fund CEOC capital expenditures or to repurchase certain outstanding debt obligations of CEOC.
See Note 21, "Subsequent Events."
Atlantic City Marketplace Parcels
In June 2013, we signed an agreement with the  Casino Reinvestment Development Authority (“CRDA”) under which we have agreed to convey certain land parcels with an appraised value of $7.3 million to the CRDA (the “Marketplace Parcels”) on which the CRDA may construct a marketplace-style retail development project. The CRDA is a New Jersey state governmental agency responsible for directing the spending of casino reinvestment funds for the benefit of Atlantic City.  Casino reinvestment funds (also known as investment alternative tax obligation deposits, or IAT) are paid to the CRDA on a monthly basis equal to 1.25% of monthly gross gaming revenues. In return for the Marketplace Parcels, we will receive a credit against future IAT payable

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to the CRDA in the amount of $7.3 million. Conveyance of the Marketplace Parcels is subject to, among other things, the CRDA’s determination that the Marketplace Parcels are suitable for their development project. During the third quarter 2013, the CRDA substantially completed their suitability tests. As a result of this plan of disposal, the Marketplace Parcels are classified as held for sale as of September 30, 2013. See "Held for Sale" below. The Marketplace Parcels were tested for recoverability during the third quarter 2013 as a result of their classification as held for sale. See Note 6, "Property and Equipment, net."
Held for Sale
Assets and liabilities classified as held for sale relate to the subsidiaries that hold our land concessions in Macau and the Marketplace Parcels in Atlantic City are as follows:

(In millions)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$4.9	$4.7
Other current assets	0.5	0.4
Assets held for sale, current	$5.4	$5.1

Property and equipment, net	$466.0	$471.2
Assets held for sale, non-current	$466.0	$471.2

Liabilities
Accounts payable and accrued expenses	$0.7	$3.8
Liabilities held for sale, current	$0.7	$3.8

Deferred credits and other	$2.5	$0.2
Deferred income taxes	51.8	51.9
Liabilities held for sale, non-current	$54.3	$52.1

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Discontinued Operations
Net revenues, pre-tax income/(loss) from operations, and income/(loss), net of income taxes presented as discontinued operations are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net revenues
Harrah's St. Louis	$—	$60.8	$—	$189.3
Macau	0.7	1.0	2.5	2.6
Alea Leeds	—	1.6	0.7	4.3
Total net revenues	$0.7	$63.4	$3.2	$196.2

Pre-tax income/(loss) from operations
Harrah's St. Louis	$—	$4.6	$(0.7)	$46.5
Macau	15.3	(2.8)	(5.2)	(112.4)
Alea Leeds	(0.4)	(1.0)	(23.4)	(3.5)
Total pre-tax income/(loss) from discontinued operations	$14.9	$0.8	$(29.3)	$(69.4)

Income/(loss), net of income taxes
Harrah's St. Louis	$(0.1)	$2.8	$(0.5)	$28.5
Macau	12.3	(2.6)	(5.6)	(99.0)
Alea Leeds	(0.4)	(1.0)	(23.4)	(3.5)
Total income/(loss) from discontinued operations, net of income taxes	$11.8	$(0.8)	$(29.5)	$(74.0)

Note 4 — Caesars Growth Partners Transaction
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

otherwise agreed by the holders of the non-voting units, on the eight years and six months anniversary of the closing of the transaction, if CAC has not previously exercised its liquidation right, Growth Partners shall liquidate as described above.
See Note 21, "Subsequent Events."
Note 5 — Restricted Cash
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9.0% senior secured notes due 2020, the proceeds of which were placed into escrow and recorded as short-term restricted cash at December 31, 2012. On February 20, 2013, the escrow conditions were satisfied, and the cash was released from restriction.
As of September 30, 2013, short term restricted cash is primarily comprised of amounts related to interest payments on outstanding debt, and long term restricted cash primarily represents funds reserved for ongoing development projects.
Note 6 — Property and Equipment, net
Property and equipment, net consists of the following:

(In millions)	September 30, 2013	December 31, 2012
Land and land improvements	$6,810.3	$7,208.8
Buildings, riverboats, and improvements	8,102.9	8,725.7
Furniture, fixtures, and equipment	2,530.7	2,491.0
Construction in progress	694.8	378.3
	18,138.7	18,803.8
Less: accumulated depreciation	(3,222.3)	(3,102.1)
	$14,916.4	$15,701.7
Depreciation expense, which is included in depreciation and amortization, corporate expense and income/(loss) from discontinued operations in our Consolidated Condensed Statements of Operations, is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Depreciation expense	$131.7	$188.2	$438.1	$571.8
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
Over time, we have experienced deteriorating gaming volumes at properties in certain of our markets and, as a result, the Company continues to evaluate its options regarding its participation in those markets. In connection with these evaluations, the Company determined it was necessary to complete an assessment for impairment for certain of our properties. Upon the failure of step one of the assessment, we performed a valuation of the long-lived assets of the properties. As a result of these assessments, in September 2013, we recorded tangible asset impairments of $477.1 million and $112.3 million related to certain properties in Atlantic City and Tunica, Mississippi, respectively.  With the assistance of third party valuation experts, we estimated the fair value of the properties starting with a “Replacement Cost New” approach and then deducting appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors, and increases or decreases in these assumptions and estimates could have a material impact on the analyses.
We have been in negotiations with potential investors on the possible sale of a real estate project owned by the Company related to investments of the CRDA. The Company estimated the fair value of the project based on a market value approach, and in June 2013, we recorded a tangible asset impairment of $22.4 million primarily related to our investment in this real estate project.
The Company has entered into an agreement to convey the Marketplace Parcels with an appraised value of $7.3 million to the CRDA; therefore, these real estate assets are classified as held for sale as of September 30, 2013. As a result of the held for sale classification, we tested the real estate assets for recoverability during the third quarter 2013 and recorded a tangible asset impairment of $21.7 million related to the Marketplace Parcels. See Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
As a result of a possible transaction involving certain of our land holdings in Biloxi, Mississippi, we tested the land holdings for recoverability during the second quarter 2013. As a result of our analysis, we recorded tangible asset impairments of $79.3 million to adjust the land holdings to fair value.
Discontinued Operations
We recorded an impairment related to our land concession in Macau in the second quarter of 2012. In response to the assets and liabilities being classified as held for sale an additional downward adjustment to fair value less cost to sell was recorded in the first quarter of 2013. In the third quarter of 2013 a portion of this adjustment was reversed to equate the book value to the final estimated sales price less cost to sell. See Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
Note 7 — Goodwill and Other Intangible Assets
Each year, we perform an annual impairment assessment of goodwill and other non-amortizing intangible assets as of September 30, or more frequently if impairment indicators exist.
During the third quarter of 2013, we completed a preliminary annual assessment of goodwill as of September 30, which resulted in impairment charges of $133.3 million. These impairment charges were the result of reduced projections within our long-term operating plan. We are not able to finalize our annual impairment assessment until such time as we finalize fair value determinations, which we expect to complete during fourth quarter 2013.
For our preliminary assessment, we determined the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization (“EBITDA”), combined with estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluated the aggregate fair value of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization as of September 30, 2013. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry.
Also during the third quarter of 2013, we completed our annual assessment of other non-amortizing intangible assets as of September 30, which resulted in impairment charges of $175.2 million, including $98.0 million related to trademarks and $77.2 million related to gaming rights. These impairment charges were the result of reduced projections associated with these intangible assets within our long-term operating plan.
As a result of the impairments on long lived assets for one of our properties in Atlantic City, we recognized an impairment charge of $11.4 million related to certain amortizing intangible assets at a property in the region.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table sets forth changes in our goodwill and other intangible assets for the nine months ended September 30, 2013:

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance at December 31, 2012	$1,027.6	$3,160.3	$2,958.1
Impairments	(11.4)	(133.3)	(198.2)
Amortization expense	(124.4)	—	—
Foreign currency translation	(0.1)	—	(0.5)
Additions	11.4	—	—
Disposals	—	(14.9)	—
Other	(1.7)	7.4	(0.6)
Balance at September 30, 2013	$901.4	$3,019.5	$2,758.8
During the second quarter of 2013, we recorded a $14.9 million reduction in goodwill in connection with the deconsolidation of Baluma S.A. upon the closing of the Conrad transaction. See Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	September 30, 2013				December 31, 2012
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	6.3	$1,432.1	$(699.7)	$732.4	$1,456.7	$(618.0)	$838.7
Contract rights	1.2	145.1	(76.4)	68.7	145.1	(66.3)	78.8
Patented technology	3.0	166.8	(94.5)	72.3	156.7	(76.6)	80.1
Gaming rights	10.8	42.8	(14.8)	28.0	42.8	(12.8)	30.0
Trademarks	—	—	—	—	1.7	(1.7)	—
		$1,786.8	$(885.4)	901.4	$1,803.0	$(775.4)	1,027.6
Non-amortizing intangible assets
Trademarks				1,601.5			1,699.7
Gaming rights				1,157.3			1,258.4
				2,758.8			2,958.1
Total intangible assets other than goodwill				$3,660.2			$3,985.7

Note 8—Debt
In October 2013, we completed the Caesars Entertainment Resort Properties refinancing and used the net proceeds of the offering of notes and borrowings under the term loans, together with cash on hand at the time, to retire 100% of the principal amount of loans under the mortgage and mezzanine loan agreements entered into by certain subsidiaries of the CMBS properties, repay in full all amounts outstanding under the senior secured credit facility entered into by Caesars and Caesars Linq, LLC and Caesars Octavius, LLC, each an indirect subsidiary of Caesars, and to pay related fees and expenses. See Note 21, "Subsequent Events."

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table presents our outstanding debt as of September 30, 2013 and December 31, 2012:

Detail of Debt (Dollars in millions)	Final Maturity		Rate(s)	Face Value	Book Value	Book Value
			September 30, 2013			December 31, 2012
Credit Facilities (a)
Term Loans B1 - B3	2015		3.18% - 3.25%	$29.1	$29.1	$1,025.8
Term Loan B4	2016		9.50%	962.5	949.6	954.5
Term Loan B5	2018		4.43%	991.9	989.2	1,218.8
Term Loan B6	2018		5.43%	2,431.9	2,398.4	2,812.6
Revolving Credit Facility	2014		—	—	—	—
Revolving Credit Facility	2017		—	—	—	—
Secured Debt
Senior Secured Notes (a)	2017		11.25%	2,095.0	2,064.7	2,060.2
Senior Secured Notes (a)	2020		8.50%	1,250.0	1,250.0	1,250.0
Senior Secured Notes (a)	2020		9.00%	3,000.0	2,953.2	1,486.9
CMBS Financing	2015	(c)	3.68%	4,389.0	4,371.1	4,660.5
Second-Priority Senior Secured Notes (a)	2018		12.75%	750.0	743.7	742.9
Second-Priority Senior Secured Notes (a)	2018		10.00%	4,528.1	2,377.7	2,260.2
Second-Priority Senior Secured Notes (a)	2015		10.00%	214.8	184.4	173.7
Chester Downs Senior Secured Notes	2020		9.25%	330.0	330.0	330.0
PHW Las Vegas Senior Secured Loan	2015	(d)	3.04%	510.0	464.0	438.2
LINQ/Octavius Senior Secured Loan	2017	(c)	9.25%	450.0	447.0	446.5
Bill's Gamblin' Hall & Saloon Credit Facility	2019		11.00%	185.0	181.6	181.4
CBAC	2020		8.25%	225.0	218.5	—
Subsidiary-Guaranteed Debt (b)
Senior Notes	2016		10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018		10.75% - 11.50%	10.9	10.9	9.7
Unsecured Senior Debt (a)
5.375%	2013		5.375%	80.7	79.5	116.6
7.0%	2013		7.00%	—	—	0.6
5.625%	2015		5.625%	364.4	322.6	306.7
6.5%	2016		6.50%	248.7	209.5	200.9
5.75%	2017		5.75%	147.9	113.3	108.7
Floating Rate Contingent Convertible Senior Notes	2024		0.57%	0.2	0.2	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037		5.30%	62.9	62.9	64.3
Other	2016		0.00% - 6.00%	84.7	84.7	47.7
Capitalized Lease Obligations	to 2017		3.57% - 11.00%	25.8	25.8	35.9
Total Debt				23,847.1	21,340.2	21,412.1
Current Portion of Long-Term Debt				(167.6)	(166.4)	(879.9)
Long-Term Debt				$23,679.5	$21,173.8	$20,532.2
___________________

(a)	Guaranteed by Caesars Entertainment.

(b)	Guaranteed by Caesars Entertainment and certain wholly owned subsidiaries of CEOC.

(c)	Refinanced October 2013. See Note 21, "Subsequent Events."

(d)	Based on our ability and intent, assumes the exercise of extension options to move the maturity from 2013 to 2015, subject to certain conditions.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of September 30, 2013 and December 31, 2012, book values are presented net of unamortized discounts of $2,506.9 million and $2,691.0 million, respectively.
Current Portion of Long-Term Debt
Our current maturities of long-term debt include required interim principal payments on certain term loans under the senior secured credit facilities, the special improvement district bonds, other unsecured borrowings and capitalized lease obligations. The current portion of long-term debt also includes $26.0 million of 10.0% second-priority senior secured notes due 2018, $24.9 million of 10.0% second-priority senior secured notes due 2015 and $80.7 million of 5.375% unsecured senior debt due 2013. Our current maturities exclude the PHW Las Vegas senior secured loan due in December 2013 based upon our ability and intent to exercise our options to extend the maturities to 2015.
The current portion of long-term debt at December 31, 2012 includes $750.0 million of 9.0% notes issued in December 2012 pending satisfaction of certain escrow conditions. On February 20, 2013, the escrow conditions were satisfied and the debt obligation was reclassified to long-term.
CEOC Credit Facilities
In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the “Credit Facilities”). This financing is neither secured nor guaranteed by Caesars’ other direct, wholly owned subsidiaries, including the subsidiaries that own properties that are security for the CMBS Financing, as defined in our 2012 10-K.
In January and February 2013, CEOC converted $133.9 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans and terminated $133.9 million principal amount of revolving commitments of extending lenders.
In connection with the February 2013 notes offering described in the CEOC Notes section below, CEOC received the requisite lenders’ consent and entered into a bank amendment to its Credit Facilities to, among other things: (i) use the net cash proceeds of the February 2013 notes offering to repay a portion of CEOC’s existing term loans as described in the CEOC Notes section below; (ii) obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017, which received all required regulatory approvals in April 2013, (iii) increase the accordion capacity under the Credit Facilities by an additional $650.0 million (which may be used to, among other things, establish extended revolving facility commitments under the Credit Facilities); (iv) modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the notes issued in February 2013; and (v) modify certain other provisions of the Credit Facilities.
As of September 30, 2013, our Credit Facilities provide for senior secured financing of up to $4,630.8 million, consisting of (i) senior secured term loans in an aggregate principal amount of $4,415.4 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $215.5 million, with $109.4 million maturing January 28, 2014 and $106.1 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities currently require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of September 30, 2013, the senior secured term loans are comprised of $29.1 million maturing on January 28, 2015, $962.5 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018. As of September 30, 2013, $100.5 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $114.9 million of additional borrowing capacity was available to the Company under its revolving credit facility as of September 30, 2013.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Open Market Purchases
During the third quarter of 2013, we purchased $18.3 million of face value of CEOC 5.375% unsecured senior notes for $18.3 million.  In connection with this transaction, we recorded a loss on early extinguishments of debt of $0.2 million, net of discounts. The notes were repurchased by a non-CEOC subsidiary of Caesars Entertainment and are still outstanding for purposes of CEOC.
CMBS Financing and Open Market Purchases
As previously disclosed, in October 2013 we completed the Caesars Entertainment Resort Properties refinancing and used the net proceeds of the offering of notes and borrowings under term loans, together with cash on hand at the time, to retire 100% of the principal amount of loans under the mortgage and mezzanine loan agreements entered into by certain subsidiaries of the CMBS properties, repay in full all amounts outstanding under the senior secured credit facility entered into by Caesars and Caesars Linq, LLC and Caesars Octavius, LLC, each an indirect subsidiary of Caesars, and to pay related fees and expenses. See Note 21, "Subsequent Events."
In February 2013, we paid an extension fee of $23.3 million and exercised the option to extend the maturity of the CMBS Financing to 2014. As part of the extension, we entered into a new interest rate cap agreement. See Note 9, "Derivative Instruments."
In June 2013, we purchased $225.0 million of face value of CMBS debt for $183.7 million, recognizing a pre-tax gain of $39.0 million, net of deferred finance charges.
In August 2013, we purchased $49.8 million of aggregate face value of CMBS debt for $36.0 million, recognizing a pre-tax gain of $13.4 million, net of discount and deferred finance charges.
Horseshoe Baltimore Financing
On July 2, 2013, CBAC Borrower, LLC (“CBAC”), a joint venture among Caesars Baltimore Investment Company, LLC (a wholly owned indirect subsidiary of CEOC), Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the “Baltimore Credit Facility”) in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage (collectively, the “Baltimore Development”).
The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until the 12-month anniversary of the closing and a $37.5 million delayed draw facility available until the 18-month anniversary of the closing and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly owned domestic subsidiaries.
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
Restrictive Covenants and Other Matters
Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Specifically, the Credit Facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. After giving effect to the February 2013 bank amendment to the Credit Facilities discussed above, this ratio excludes $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. For purposes of calculating the senior secured leverage ratio, the amount of senior first priority secured debt is reduced by the amount of unrestricted cash on hand. As of September 30, 2013, CEOC's senior secured leverage ratio was 4.36 to 1.0.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In addition, certain covenants contained in CEOC's senior secured credit facilities and indentures covering its first priority senior secured notes and second priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of September 30, 2013, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 7.30 to 1.0 and 13.44 to 1.0, respectively. For the twelve months ended September 30, 2013, CEOC's LTM Adjusted EBITDA - Pro Forma - CEOC Restricted was insufficient to cover fixed charges by $641.9 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio, and consolidated leverage ratio described in this paragraph are not maintenance covenants.
Note 9 — Derivative Instruments
Derivative Instruments – Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2013, we have entered into eight interest rate swap agreements for notional amounts totaling $5,750.0 million. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of September 30, 2013 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received	Next Reset Date	Maturity Date
April 25, 2011	$250.0	1.351%	0.179%	October 25, 2013	January 25, 2015
April 25, 2011	250.0	1.347%	0.179%	October 25, 2013	January 25, 2015
April 25, 2011	250.0	1.350%	0.179%	October 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.068%	0.179%	October 25, 2013	January 25, 2015
April 25, 2011	1,000.0	3.150%	0.179%	October 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.750%	0.179%	October 25, 2013	January 25, 2015
April 25, 2011	1,000.0	3.264%	0.179%	October 25, 2013	January 25, 2015
January 25, 2011	1,000.0	3.814%	0.179%	October 25, 2013	January 25, 2015
The variable rate on our interest rate swap agreements did not materially change as a result of the October 25, 2013 reset.
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
Derivative Instruments – Other
During the second quarter of 2012, the Company entered into a written put option (the “Option”) for certain preferred equity interests in Sterling Suffolk Racecourse, LLC ("Sterling Suffolk"), owner of Suffolk Downs racecourse in East Boston, Massachusetts. The potential future aggregate cash payments of $5.5 million as of September 30, 2013 related to the Option may occur from time to time. Based on the structure of this security as a written put option, the obligation for these potential cash payments is not reflected in our Consolidated Condensed Balance Sheets. Additionally, the Option is recorded in our Consolidated Condensed Balance Sheets at its fair value, which was de minimis as of September 30, 2013. See Note 21,"Subsequent Events."

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Derivative Instruments – Impact on Consolidated Condensed Financial Statements
None of our derivative instruments are offset, and the fair values of assets and liabilities are recognized in the Consolidated Condensed Balance Sheets. The following table represents the fair values of derivative instruments in the Consolidated Condensed Balance Sheets as of September 30, 2013 and December 31, 2012:

(In millions)		Asset Derivatives		Liability Derivatives
		Fair Value		Fair Value
Derivatives instruments	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Interest rate swaps	Deferred credits and other	$—	$—	$(203.0)	$(306.4)
Interest rate caps	Deferred charges and other	*	*	—	—
Total		$—	$—	$(203.0)	$(306.4)
___________________

*	Amount rounds to zero.
The following table represents the effect of the designated interest rate contracts in the Consolidated Condensed Statements of Operations:

(In millions)		Quarter Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	Location of (Gain) or Loss Recognized in Net Loss	2013	2012	2013	2012
Amount of (gain) or loss reclassified from AOCL into net loss (effective portion)	Interest expense	$—	$6.9	$3.9	$21.2
The following table represents the effect of the non-designated interest rate contracts in the Consolidated Condensed Statements of Operations:

(In millions)		Quarter Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of (Gain) or Loss Recognized in Net Loss	2013	2012	2013	2012
Unrealized (gains)/losses	Interest expense	$(34.1)	$(6.2)	$(100.6)	$10.9
Derivative settlements	Interest expense	43.4	42.6	128.3	126.6
Total		$9.3	$36.4	$27.7	$137.5
The derivative settlements under the terms of the interest rate swap agreements are recognized as interest expense and are paid monthly.
At September 30, 2013, our variable-rate debt, excluding $5,750.0 million of variable-rate debt hedged using interest rate swap agreements, represents 19% of our total debt, while our fixed-rate debt is 81% of our total debt.
Note 10 — Stockholders' Equity, Noncontrolling Interests and Variable Interest Entities
Common Stock
In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million. In April 2012, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC whereby the Company may issue and sell up to 10.0 million shares of the Company's common stock from time to time. During the three and nine months ended September 30, 2013, the Company issued 155,000 and 1,055,493 shares, respectively, with aggregate offering proceeds of $2.8 million and $15.4 million, respectively. During the three and nine months ended September 30, 2012, the Company issued 15,000 shares for aggregate offering proceeds of $0.2 million. As of September 30, 2013, a total of 1,070,493 shares had been issued for total proceeds of $15.6 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Pursuant to an underwriting agreement entered into on September 25, 2013, Caesars issued 10.3 million shares of its common stock at a price of $19.40 per share to the underwriter. The transaction closed on October 1, 2013. See Note 21, "Subsequent Events."
Noncontrolling Interests
CBAC Gaming, LLC, the Company-led consortium developing Horseshoe Casino Baltimore, received additional capital contributions from minority shareholders of $35.3 million in the nine months ended September 30, 2013. The investment increased the Company's noncontrolling interest equity for partner contributions to the development of the project, net of pre-opening losses of $6.3 million also allocated to noncontrolling interest equity.
Financing for the project was obtained and the development broke ground in July 2013. See Note 8, "Debt."

Note 11 — Reclassifications out of Accumulated Other Comprehensive Loss
Reclassifications out of AOCL for the three and nine months ended September 30, 2013 include the following:

	Quarter Ended September 30, 2013			Nine Months Ended September 30, 2013
(In millions)	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Losses on Derivative Instruments	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Losses on Derivative Instruments
Amount reclassified from AOCL to interest expense, net of capitalized interest	$0.2	$—	$—	$0.6	$—	$3.9
Amount reclassified from AOCL to write-downs, reserves, and project opening costs, net of recoveries	—	—	—	—	(4.1)	—
Amount reclassified from AOCL to loss/(income) from discontinued operations	—	—	—	—	(2.2)	—
Related tax impact	(0.1)	—	—	(0.2)	—	(1.4)
Reclassification, net of income taxes	$0.1	$—	$—	$0.4	$(6.3)	$2.5
Reclassifications out of AOCL for the three and nine months ended September 30, 2012 include the following:

	Quarter Ended September 30, 2012	Nine Months Ended September 30, 2012
(In millions)	Losses on Derivative Instruments	Losses on Derivative Instruments
Amount reclassified from AOCL to interest expense, net of capitalized interest	$6.9	$21.2
Related tax impact	(2.5)	(7.7)
Reclassification, net of income taxes	$4.4	$13.5
Note 12 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances.
The estimated retail value of such casino promotional allowances is included in operating revenues as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Food and Beverage	$157.0	$166.8	$469.9	$497.3
Rooms	119.8	127.7	343.0	366.0
Other	23.8	28.1	68.8	74.1
	$300.6	$322.6	$881.7	$937.4

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The estimated cost of providing such casino promotional allowances is included in casino expenses as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Food and Beverage	$115.0	$119.7	$339.4	$362.3
Rooms	44.6	48.2	132.0	140.2
Other	13.7	15.0	34.8	38.3
	$173.3	$182.9	$506.2	$540.8
Note 13 — Loss Per Share
Basic loss per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and loss from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the three and nine months ended September 30, 2013 and 2012, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted loss per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.
The following table shows the number of shares which were excluded from the computation of diluted loss per share as they were anti-dilutive:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Stock options	4.9	8.1	4.0	7.4
Warrants	0.4	0.4	0.4	0.4
Total anti-dilutive potential common shares	5.3	8.5	4.4	7.8
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
The components of write-downs, reserves, and project opening costs, net of recoveries are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Remediation costs	$5.4	$6.4	$24.4	$12.4
Divestitures and abandonments	2.4	28.1	16.3	36.2
Project opening costs	7.0	2.8	11.6	4.7
Other	(14.3)	(4.5)	(7.6)	3.6
Total write-downs, reserves, and project opening costs, net of recoveries	$0.5	$32.8	$44.7	$56.9
Remediation costs primarily relate to projects at certain of our Las Vegas properties.
Divestitures and abandonments include losses on divested or abandoned assets, demolition costs and costs associated with various projects that are determined to no longer be viable. Costs incurred in the three and nine months ended September 30, 2013 primarily relate to a previously halted development project and land lease obligations in Biloxi, Mississippi.
Project opening costs represents costs associated exclusively with opening a new property or project.
Other includes contingent liability reserves, recoveries, a gain related to Thistledown Racetrack, LLC in the third quarter of 2012, cash received in a settlement related to a timeshare development agreement in the third quarter of 2013 and other non-routine, non-operating amounts.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 15 — Income Taxes
Total income taxes were allocated as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Income tax benefit on loss before income taxes	$(413.4)	$(225.3)	$(819.3)	$(489.5)
Income tax provision on discontinued operations	3.1	1.6	0.2	4.6
Accumulated other comprehensive loss	(0.9)	(4.1)	(2.1)	(8.7)
Additional paid-in capital	—	2.1	—	2.1
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
The effective tax rate for the three months ended September 30, 2013 and 2012 was 34.8% and 31.0%, respectively. The increase in the effective tax rate is primarily due to the tax effects of larger nondeductible goodwill impairments in 2012.
The effective tax rate for the nine months ended September 30, 2013 and 2012 was 41.4% and 34.0%, respectively. The effective rate benefit was higher for the first nine months of 2013 primarily due to (i) a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the first quarter of 2013 which was retroactive to December 2012 and (ii) the tax effects of larger nondeductible goodwill impairments in 2012.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve months.
Note 16 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of September 30, 2013 and December 31, 2012:

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Investments	$99.6	$99.6	$—	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(203.0)	—	(203.0)	—

December 31, 2012
Assets:
Investments	$114.2	$114.2	$—	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(306.4)	—	(306.4)	—
___________________

*	Amount rounds to zero

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
The fair value of investments in marketable securities were as follows:

(In millions)	September 30, 2013	December 31, 2012
Equity securities	$18.9	$2.8
Government bonds	80.7	111.4
Total investments	$99.6	$114.2
Gross unrealized gains and losses on marketable securities at September 30, 2013 and December 31, 2012 were not material.
Derivative instruments
The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 9, "Derivative Instruments."
Items Measured at Fair Value on a Non-recurring Basis
The following table shows the fair value of our assets and liabilities that are required to be measured at fair value as of September 30, 2013 and the total adjustments recorded on these items during the nine months ended September 30, 2013:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Adjustments Loss/(Gain)
Intangible and tangible assets	$2,651.2	$—	$—	$2,651.2	$954.0
Net assets held for sale	445.3	—	—	445.3	27.5
Contingent earnout liability	57.0	—	—	57.0	48.9
Market and income approaches were used to value the intangible and tangible assets and net assets held for sale in accordance with the provisions of FASB Codification Topic 350, Intangibles -- Goodwill and Other, and Topic 360, Property, Plant, and Equipment, as appropriate. Inputs included an expected range of market values, probability assessments made by management that each outcome could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate. The fair value of our contingent liability is estimated based upon probability-weighted outcomes using the best information available including cash flow projections.
Net assets held for sale are the net assets of the subsidiaries that hold our land concession in Macau and the Marketplace Parcels in Atlantic City. The contingent earnout liability relates to CIE acquisitions. See Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
Items Disclosed at Fair Value
Long-term debt
The fair value of the Company’s debt has been calculated based on the borrowing rates available as of September 30, 2013, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. As of September 30, 2013, the Company’s outstanding debt had an estimated fair value of $20,438.1 million and had a carrying value of $21,340.2 million.

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
Contractual Commitments
At September 30, 2013, our estimated interest payments for the rest of the year ended December 31, 2013 are $502.1 million, for the years ended December 31, 2014 through 2017 are $2,027.9 million, $1,702.3 million, $1,557.6 million, and $1,297.5 million, respectively, and our estimated interest payments thereafter are $1,443.2 million. See Note 8, "Debt."
In July 2013, the Company terminated its lease with a third party in order to retake possession of the larger performance theater space in Planet Hollywood known as “PH Live at Planet Hollywood.” In connection with that transaction, the Company is refurbishing the PH Live at Planet Hollywood theatre and entered into a two-year performance agreement with Britney Spears pursuant to which Ms. Spears has agreed to perform a total of 96 shows at the refurbished PH Live at Planet Hollywood theatre. The performance agreement with Ms. Spears contains customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. Aggregate commitments under the lease termination agreement, amounts committed to refurbishing the theatre and commitments under the performance agreement aggregate approximately $64 million through December 31, 2015.
As of September 30, 2013, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2012 10-K.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company received a letter from Hilton dated October 7, 2009 notifying the Company for the first time of this lawsuit and alleging that the Company has potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, the Company believes its maximum potential exposure is approximately 30 percent to 33 percent of the amount ultimately awarded as damages. The Company is not a party to the proceedings between the plaintiffs and the defendants and has not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, the Company does not have access to information sufficient to enable the Company to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between our representative of the Company and a representative of the defendants, the Company believes it is probable that damages will be at least $80.0 million and, accordingly, the Company recorded a charge of $25.0 million in accordance with FASB Codification Topic 450, Contingencies, during the second quarter 2010 in relation to this matter. The Company has not changed its belief respecting the damages which may be awarded in this lawsuit as a result of the 2010 opinion of the Court, the Order, or the Circuit Court's rulings. The Company also continues to believe that it may have various defenses if a claim under the Allocation Agreement is asserted against the Company, including defenses as to the amount of damages. Because the Company has not had access to sufficient information regarding this matter, we cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.
Note 18 — Supplemental Cash Flow Information
Significant Non-cash Transactions
Significant non-cash transactions during the nine months ended September 30, 2013 include $37.0 million of assets acquired through financing activities.
Significant non-cash transactions during the nine months ended September 30, 2012 include a contribution of 1.8 million shares by certain indirect stockholders and $31.2 million of assets acquired through capital leases.
Cash Paid for Interest and Taxes
The following table reconciles our interest expense, net of capitalized interest, per the Consolidated Condensed Statements of Operations, to cash paid for interest:

	Nine Months Ended September 30,
(In millions)	2013	2012
Interest expense, net of interest capitalized	$1,677.7	$1,574.3
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(142.4)	(138.7)
Amortization of deferred finance charges	(41.6)	(66.5)
Net amortization of discounts and premiums	(231.4)	(166.2)
Amortization of accumulated other comprehensive loss	(4.5)	(21.2)
Rollover of PIK interest to principal	(1.2)	(1.0)
Change in fair value of derivative instruments	100.6	(10.9)
Cash paid for interest	$1,357.2	$1,169.8
Cash payments for income taxes, net	$25.2	$9.1

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 19 — Stock-Based Compensation
Our stock-based compensation expense consists primarily of time-based and performance-based options of Caesars Entertainment and one of its subsidiaries that have been granted to management, other personnel and key service providers. The Company has recognized compensation expense associated with its stock-based compensation programs as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Amounts included in:
Corporate expense	$5.2	$6.3	$8.5	$20.5
Property, general, administrative, and other	3.3	3.5	9.7	22.5
Total stock-based compensation expense	$8.5	$9.8	$18.2	$43.0
During the three months ended September 30, 2013 and 2012, the Company recorded $2.5 million and $2.0 million, respectively, of expense related to stock-based awards of its subsidiaries, of which $2.1 million and $1.8 million, respectively, related to liability-classified awards that are re-measured to fair value at each reporting date, and $0.4 million and $0.2 million, respectively, related to equity-classified awards that are measured at their fair value at the date of grant.
During the nine months ended September 30, 2013 and 2012, the Company recorded $6.4 million and $18.2 million, respectively, of expense related to stock-based awards of its subsidiaries, of which $4.4 million and $17.3 million, respectively, related to liability-classified awards that are re-measured to fair value at each reporting date, and $2.0 million and $0.9 million, respectively, related to equity-classified awards that are measured at their fair value at the date of grant.
The following is a summary of share-based option activity, including options under the Company's 2008 incentive plan and the Company's 2012 incentive plan and warrants to purchase common stock, for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	8,478,148	$12.22
Granted	550,812	$13.65
Exercised	(127,660)	$8.39
Canceled	(345,107)	$12.05
Outstanding at September 30, 2013	8,556,193	$12.38
Vested and expected to vest at September 30, 2013	6,753,926	$12.44
Exercisable at September 30, 2013	2,301,361	$15.58
Award Issuances
On June 28, 2013, the Company granted 1.6 million restricted stock units (the "RSUs") to employees of the Company with an aggregate grant date fair value of approximately $21.3 million. Each RSU represents the right to receive payment in respect of one share of the Company's common stock. The majority of the RSUs will vest 25% annually beginning January 2, 2014.
Note 20 — Related Party Transactions
In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. In addition, we pay a monitoring fee for management services and advice. Fees paid to the Sponsors, which are included in corporate expense in our Consolidated Condensed Statements of Operations, were $7.5 million for each of the three months ended September 30, 2013 and 2012 and $22.5 million for each of the nine months ended September 30, 2013 and 2012. We also reimburse the Sponsors for expenses that they incur related to their management services. We may engage in transactions with companies owned or controlled by affiliates of our Sponsors in the normal course of business. We believe such transactions are conducted at fair value. In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 21 — Subsequent Events
Common Stock Issuance
On September 25, 2013, Caesars entered into an underwriting agreement for the sale of 10.0 million shares of its common stock, par value $0.01 per share. The underwriter agreed to purchase the common stock from Caesars at a price of $19.40 per share, which resulted in $194.0 million of proceeds to Caesars before expenses. On September 27, 2013, the underwriter exercised its option to purchase 340,418 additional shares of common stock, resulting in an approximately $6.6 million of additional proceeds to Caesars before expenses. These transactions closed on October 1, 2013, and resulted in approximately $200.6 million of proceeds to Caesars before expenses.
Closing of Caesars Acquisition Company / Caesars Growth Partners Transactions
On October 21, 2013, Caesars distributed to its stockholders as of the October 17, 2013 record date subscription rights to purchase common stock of CAC in connection with a rights offering.
In addition, on that date, CAC, Growth Partners and Caesars and its subsidiaries consummated the transaction. Affiliates of Apollo and TPG exercised their basic subscription rights in full to purchase $457.8 million worth of CAC’s Class A common stock at a price of $8.64 per whole share. CAC used such proceeds to acquire all of the voting units of Growth Partners. In connection with this transaction, CAC and Growth Partners entered into agreements with CEOC and its subsidiaries to provide certain corporate services and back-office support and business advisory services to CAC, Growth Partners and their subsidiaries.
In connection with this transaction, Caesars contributed all of the shares of CIE's outstanding common stock held by a subsidiary of Caesars and approximately $1.1 billion in aggregate principal amount of senior notes previously issued by CEOC that are owned by another subsidiary of Caesars in exchange for non-voting units of Growth Partners. Additionally, Growth Partners used $360.0 million of proceeds received from CAC to purchase Planet Hollywood Resort & Casino in Las Vegas, Caesars’ joint venture interests in a casino under development in Baltimore ("Horseshoe Baltimore") and a 50% interest in the management fee revenues for both of those properties. A subsidiary of Growth Partners assumed the $513.2 million of outstanding secured term loan related to Planet Hollywood in connection with the purchase.
Caesars, through its subsidiaries, owns approximately 79% of the economic interests of Growth Partners at the time of the October 21, 2013 closing.
On October 29, 2013, the Company announced that each of Apollo and TPG intend to exercise over-subscription privileges for up to approximately $71.1 million, for a total of approximately $142.2 million worth of additional CAC Class A common stock.
Refinancing of CMBS and Linq/Octavius
On October 11, 2013, Caesars Entertainment Resort Properties, LLC, Caesars Entertainment Resort Properties Finance, Inc., Harrah’s Atlantic City Holding, Inc., Harrah’s Las Vegas, LLC, Harrah’s Laughlin, LLC, Flamingo Las Vegas Holding, LLC, Paris Las Vegas Holding, LLC and Rio Properties, LLC, each a wholly owned subsidiary of Caesars, (i) completed the offering of $1,000 million aggregate principal amount of their 8% first-priority senior secured notes due 2020 and $1,150 million aggregate principal amount of their 11% second-priority senior secured notes due 2021 (together with the 8% first-priority senior secured notes due 2020, the “Notes”) and (ii) entered into a first lien credit agreement governing their new $2,769.5 million senior secured credit facilities, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million (the “Term Loans”) and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million. We refer to this new borrowing structure as Caesars Entertainment Resort Properties ("CERP").
The net proceeds from the offering of Notes and the borrowings under the Term Loans, together with cash on hand at the time, was used to retire 100% of the principal amount of loans under the mortgage and mezzanine loan agreements entered into by certain subsidiaries of the CMBS properties, repay in full all amounts outstanding under the senior secured credit facility entered into by Caesars and Caesars Linq, LLC and Caesars Octavius, LLC, each an indirect subsidiary of Caesars, and to pay related fees and expenses.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Recent Developments at Suffolk Downs Joint Venture
Caesars holds a minority equity ownership, including both common and preferred stock interests, in Sterling Suffolk. In addition, we have a $60.0 million intangible asset representing the right to manage a potential future gaming facility. Sterling Suffolk recently made a bid for a casino license at its facility. On October 18, 2013, Caesars received a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau for the Massachusetts Gaming Commission which raised certain issues for consideration when evaluating our suitability as a qualifier in Massachusetts. As a result, Caesars has withdrawn its application as a qualifier in Massachusetts for the benefit of Sterling Suffolk. While it is too early to determine the resolution regarding the Company’s investment in this project, the approximate cash investment is $100 million as of September 30, 2013.
Claridge Hotel Tower Sale
In October 2013, the Company entered into an agreement to sell its 500-room Claridge Hotel Tower in Atlantic City.
Macau Land Concession
On November 1, 2013, the Company completed the sale of all of the equity interests of the subsidiaries that hold the Macau Land Concession to Pearl Dynasty for a total sales price of $438.0 million. The total sales price is inclusive of $65.7 million of deposits received by the Company during the third quarter of 2013. Net proceeds from the sale, after commissions and customary closing costs, amounted to approximately $420 million.
Note 22 — Condensed Consolidating Financial Information of Guarantors and Issuers
CEOC is the issuer of certain registered debt securities, a portion of which is guaranteed by Caesars Entertainment ("Parent-Only Guaranteed Debt") and a portion of which is guaranteed by both Caesars Entertainment and certain wholly owned subsidiaries of CEOC ("Parent and Subsidiary Guaranteed Debt"). The table below presents the condensed consolidating financial information relevant to these two guarantee structures as of September 30, 2013, and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012. The CEC (parent guarantor), subsidiary issuer, and subsidiary non-guarantors of parent-only guaranteed debt columns represent the information related to the Parent-Only Guaranteed Debt structure. The CEC (parent guarantor), subsidiary issuer, subsidiary guarantors of parent and subsidiary guaranteed debt, and subsidiary non-guarantors of parent and subsidiary guaranteed debt columns represent the information related to the Parent and Subsidiary Guaranteed Debt structure.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$222.9	$671.5	$268.9	$544.6	$813.5	$—	$1,707.9
Restricted cash	30.5	—	1.0	91.9	92.9	—	123.4
Receivables, net of allowance for doubtful accounts	—	22.6	308.1	176.2	484.3	—	506.9
Deferred income taxes	—	52.4	68.6	19.7	88.3	—	140.7
Prepayments and other current assets	1.1	13.4	77.1	105.0	182.1	—	196.6
Inventories	—	0.3	27.5	15.5	43.0	—	43.3
Intercompany receivables	19.9	291.6	164.3	93.5	257.8	(569.3)	—
Assets held for sale	—	—	—	5.4	5.4	—	5.4
Total current assets	274.4	1,051.8	915.5	1,051.8	1,967.3	(569.3)	2,724.2
Property and equipment, net	—	187.3	7,797.2	6,935.4	14,732.6	(3.5)	14,916.4
Goodwill	—	—	1,231.2	1,788.3	3,019.5	—	3,019.5
Intangible assets other than goodwill	—	3.7	2,914.5	742.0	3,656.5	—	3,660.2
Investments in subsidiaries	—	10,443.2	897.4	953.9	1,851.3	(12,294.5)	—
Investments in and advances to non-consolidated affiliates	—	—	3.4	209.7	213.1	—	213.1
Restricted cash	—	—	—	403.6	403.6	—	403.6
Deferred charges and other	7.6	301.6	202.9	186.6	389.5	(5.3)	693.4
Intercompany receivables	325.1	1,088.5	585.4	55.0	640.4	(2,054.0)	—
Assets held for sale	—	—	7.3	458.7	466.0	—	466.0
	$607.1	$13,076.1	$14,554.8	$12,785.0	$27,339.8	$(14,926.6)	$26,096.4
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$1.4	$102.1	$133.6	$134.7	$268.3	$—	$371.8
Interest payable	—	357.3	0.7	19.7	20.4	—	377.7
Accrued expenses	8.0	239.6	385.2	548.1	933.3	—	1,180.9
Current portion of long-term debt	—	184.8	16.4	9.0	25.4	(43.8)	166.4
Intercompany payables	1.8	47.5	331.7	188.3	520.0	(569.3)	—
Liabilities held for sale	—	—	—	0.7	0.7	—	0.7
Total current liabilities	11.2	931.3	867.6	900.5	1,768.1	(613.1)	2,097.5
Long-term debt	—	15,989.4	78.5	6,079.9	6,158.4	(974.0)	21,173.8
Accumulated losses of subsidiaries in excess of investment	2,082.6	—	—	—	—	(2,082.6)	—
Deferred credits and other	—	439.0	148.1	152.2	300.3	—	739.3
Deferred income taxes	—	(188.1)	2,049.3	1,703.0	3,752.3	(35.9)	3,528.3
Intercompany payables	55.0	285.4	871.2	842.5	1,713.7	(2,054.1)	—
Liabilities held for sale	—	—	—	54.3	54.3	—	54.3
	2,148.8	17,457.0	4,014.7	9,732.4	13,747.1	(5,759.7)	27,593.2
Total Caesars stockholders’ (deficit)/equity	(1,541.7)	(4,380.9)	10,540.1	2,970.7	13,510.8	(9,166.9)	(1,578.7)
Noncontrolling interests	—	—	—	81.9	81.9	—	81.9
Total (deficit)/equity	(1,541.7)	(4,380.9)	10,540.1	3,052.6	13,592.7	(9,166.9)	(1,496.8)
	$607.1	$13,076.1	$14,554.8	$12,785.0	$27,339.8	$(14,926.6)	$26,096.4

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$7.4	$911.9	$353.8	$484.4	$838.2	$—	$1,757.5
Restricted cash	—	—	—	833.6	833.6	—	833.6
Receivables, less allowance for doubtful accounts	0.1	19.5	348.0	212.9	560.9	—	580.5
Deferred income taxes	—	17.4	75.7	21.8	97.5	—	114.9
Prepayments and other current assets	5.0	8.3	66.8	69.9	136.7	—	150.0
Inventories	—	0.3	31.7	20.0	51.7	—	52.0
Intercompany receivables	29.6	295.5	136.8	97.2	234.0	(559.1)	—
Assets held for sale	—	—	—	5.1	5.1	—	5.1
Total current assets	42.1	1,252.9	1,012.8	1,744.9	2,757.7	(559.1)	3,493.6
Property and equipment, net	—	189.9	8,534.6	6,977.2	15,511.8	—	15,701.7
Goodwill	—	—	1,331.0	1,829.3	3,160.3	—	3,160.3
Intangible assets other than goodwill	—	4.2	3,183.0	798.5	3,981.5	—	3,985.7
Investments in subsidiaries	—	11,669.6	920.3	790.7	1,711.0	(13,380.6)	—
Investments in and advances to non-consolidated affiliates	—	—	3.0	97.4	100.4	—	100.4
Restricted cash	—	—	—	364.6	364.6	—	364.6
Deferred charges and other	7.5	298.4	184.8	236.6	421.4	(6.7)	720.6
Intercompany receivables	563.1	1,089.6	585.9	153.8	739.7	(2,392.4)	—
Assets held for sale	—	—	—	471.2	471.2	—	471.2
	$612.7	$14,504.6	$15,755.4	$13,464.2	$29,219.6	$(16,338.8)	$27,998.1
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$3.9	$75.9	$156.5	$139.9	$296.4	$—	$376.2
Interest payable	—	176.0	0.4	57.3	57.7	—	233.7
Accrued expenses	3.7	164.7	434.7	491.6	926.3	—	1,094.7
Current portion of long-term debt	—	126.2	10.7	743.0	753.7	—	879.9
Intercompany payables	15.9	88.1	284.8	170.3	455.1	(559.1)	—
Liabilities held for sale	—	—	—	3.8	3.8	—	3.8
Total current liabilities	23.5	630.9	887.1	1,605.9	2,493.0	(559.1)	2,588.3
Long-term debt	—	15,257.0	64.8	6,122.9	6,187.7	(912.5)	20,532.2
Accumulated losses of subsidiaries in excess of investment	925.4	—	—	—	—	(925.4)	—
Deferred credits and other	4.1	535.0	160.2	123.7	283.9	—	823.0
Deferred income taxes	—	422.6	2,188.9	1,714.7	3,903.6	7.9	4,334.1
Intercompany payables	55.0	614.5	871.7	851.2	1,722.9	(2,392.4)	—
Liabilities held for sale	—	—	—	52.1	52.1	—	52.1
	1,008.0	17,460.0	4,172.7	10,470.5	14,643.2	(4,781.5)	28,329.7
Total Caesars stockholders’ (deficit)/equity	(395.3)	(2,955.4)	11,582.7	2,913.6	14,496.3	(11,557.3)	(411.7)
Noncontrolling interests	—	—	—	80.1	80.1	—	80.1
Total (deficit)/equity	(395.3)	(2,955.4)	11,582.7	2,993.7	14,576.4	(11,557.3)	(331.6)
	$612.7	$14,504.6	$15,755.4	$13,464.2	$29,219.6	$(16,338.8)	$27,998.1

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$16.4	$942.7	$507.5	$1,450.2	$—	$1,466.6
Food and beverage	—	3.7	211.5	167.7	379.2	—	382.9
Rooms	—	5.0	165.0	148.5	313.5	—	318.5
Management fees	—	0.3	12.5	6.0	18.5	(4.3)	14.5
Other	—	15.9	87.3	172.0	259.3	(49.8)	225.4
Reimbursable management costs	—	—	9.0	63.7	72.7	—	72.7
Less: casino promotional allowances	—	(5.3)	(182.0)	(113.3)	(295.3)	—	(300.6)
Net revenues	—	36.0	1,246.0	952.1	2,198.1	(54.1)	2,180.0
Operating expenses
Direct
Casino	—	10.1	516.0	277.1	793.1	—	803.2
Food and beverage	—	1.6	88.0	79.2	167.2	—	168.8
Rooms	—	0.7	36.3	39.9	76.2	—	76.9
Property, general, administrative, and other	—	11.1	309.4	272.4	581.8	(44.7)	548.2
Reimbursable management costs	—	—	9.0	63.7	72.7	—	72.7
Depreciation and amortization	—	0.9	79.3	50.0	129.3	—	130.2
Write-downs, reserves, and project opening costs, net of recoveries	—	0.1	4.4	(4.0)	0.4	—	0.5
Intangible and tangible asset impairment charges	—	—	889.9	41.0	930.9	—	930.9
(Income)/loss on interests in non-consolidated affiliates	—	—	(0.1)	4.1	4.0	—	4.0
Loss/(income) on interests in subsidiaries	750.4	489.2	30.1	—	30.1	(1,269.7)	—
Corporate expense	6.8	18.9	8.6	12.1	20.7	(9.4)	37.0
Acquisition and integration costs	—	3.5	(0.2)	(0.1)	(0.3)	—	3.2
Amortization of intangible assets	—	0.2	22.0	19.7	41.7	—	41.9
Total operating expenses	757.2	536.3	1,992.7	855.1	2,847.8	(1,323.8)	2,817.5
(Loss)/income from operations	(757.2)	(500.3)	(746.7)	97.0	(649.7)	1,269.7	(637.5)
Interest expense, net of interest capitalized	(0.6)	(527.9)	(14.5)	(78.6)	(93.1)	58.6	(563.0)
Gain on early extinguishments of debt	—	—	—	13.0	13.0	—	13.0
Other income, including interest income	3.8	19.3	5.2	43.6	48.8	(71.4)	0.5
(Loss)/income from continuing operations before income taxes	(754.0)	(1,008.9)	(756.0)	75.0	(681.0)	1,256.9	(1,187.0)
(Provision)/benefit for income taxes	1.3	186.7	257.0	(36.1)	220.9	4.5	413.4
Net (loss)/income from continuing operations, net of taxes	(752.7)	(822.2)	(499.0)	38.9	(460.1)	1,261.4	(773.6)
Discontinued operations
Loss from discontinued operations	—	—	—	14.9	14.9	—	14.9
Benefit for income taxes	—	—	(0.1)	(3.0)	(3.1)	—	(3.1)
Loss from discontinued operations, net of income taxes	—	—	(0.1)	11.9	11.8	—	11.8
Net (loss)/income	(752.7)	(822.2)	(499.1)	50.8	(448.3)	1,261.4	(761.8)
Less: net income attributable to noncontrolling interests	—	—	—	0.4	0.4	—	0.4
Net (loss)/income attributable to Caesars	(752.7)	(822.2)	(499.1)	51.2	(447.9)	1,261.4	(761.4)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	18.8	—	(5.8)	(5.8)	(14.9)	(1.9)
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	—	—	—	—	—
Comprehensive (loss)/income attributable to Caesars	$(752.7)	$(803.4)	$(499.1)	$45.4	$(453.7)	$1,246.5	$(763.3)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$16.1	$981.8	$580.9	$1,562.7	$—	$1,578.8
Food and beverage	—	3.6	211.2	174.4	385.6	—	389.2
Rooms	—	5.7	164.8	141.6	306.4	—	312.1
Management fees	—	—	12.4	4.8	17.2	(4.7)	12.5
Other	—	9.8	92.2	142.3	234.5	(40.8)	203.5
Reimbursable management costs	—	—	7.8	14.5	22.3	—	22.3
Less: casino promotional allowances	—	(5.8)	(195.2)	(121.6)	(316.8)	—	(322.6)
Net revenues	—	29.4	1,275.0	936.9	2,211.9	(45.5)	2,195.8
Operating expenses
Direct
Casino	—	10.1	560.6	331.5	892.1	—	902.2
Food and beverage	—	1.5	85.6	82.7	168.3	—	169.8
Rooms	—	0.5	35.0	38.8	73.8	—	74.3
Property, general, administrative, and other	—	—	290.0	266.7	556.7	(37.7)	519.0
Reimbursable management costs	—	—	7.8	14.5	22.3	—	22.3
Depreciation and amortization	—	1.7	112.4	64.7	177.1	—	178.8
Write-downs, reserves, and project opening costs, net of recoveries	—	0.9	32.5	(0.6)	31.9	—	32.8
Intangible and tangible asset impairment charges	—	—	416.0	3.0	419.0	—	419.0
Loss on interests in non-consolidated affiliates	—	—	(0.2)	(1.3)	(1.5)	—	(1.5)
Loss/(income) on interests in subsidiaries	503.9	224.0	(4.1)	—	(4.1)	(723.8)	—
Corporate expense	6.4	34.9	8.1	10.1	18.2	(7.8)	51.7
Acquisition and integration costs	—	0.2	—	0.8	0.8	—	1.0
Amortization of intangible assets	—	0.2	26.3	16.7	43.0	—	43.2
Total operating expenses	510.3	274.0	1,570.0	827.6	2,397.6	(769.3)	2,412.6
(Loss)/income from operations	(510.3)	(244.6)	(295.0)	109.3	(185.7)	723.8	(216.8)
Interest expense, net of interest capitalized	(0.4)	(482.0)	(7.2)	(76.9)	(84.1)	50.7	(515.8)
Other income, including interest income	4.3	10.7	5.3	35.1	40.4	(50.7)	4.7
(Loss)/income from continuing operations before income taxes	(506.4)	(715.9)	(296.9)	67.5	(229.4)	723.8	(727.9)
Benefit/(provision) for income taxes	0.9	171.0	57.5	(5.1)	52.4	1.0	225.3
(Loss)/income from continuing operations, net of income taxes	(505.5)	(544.9)	(239.4)	62.4	(177.0)	724.8	(502.6)
Discontinued operations
Income/(loss) from discontinued operations	—	—	4.6	(3.8)	0.8	—	0.8
(Provision)/benefit for income taxes	—	—	(0.8)	0.2	(0.6)	(1.0)	(1.6)
Income/(loss) from discontinued operations, net of income taxes	—	—	3.8	(3.6)	0.2	(1.0)	(0.8)
Net (loss)/income	(505.5)	(544.9)	(235.6)	58.8	(176.8)	723.8	(503.4)
Less: net income attributable to noncontrolling interests	—	—	—	(2.1)	(2.1)	—	(2.1)
Net (loss)/income attributable to Caesars	(505.5)	(544.9)	(235.6)	56.7	(178.9)	723.8	(505.5)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	—	6.8	—	(8.3)	(8.3)	—	(1.5)
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	—	0.2	0.2	—	0.2
Comprehensive (loss)/income attributable to Caesars	$(505.5)	$(538.1)	$(235.6)	$48.6	$(187.0)	$723.8	$(506.8)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$44.9	$2,723.1	$1,628.8	$4,351.9	$—	$4,396.8
Food and beverage	—	10.0	624.3	514.9	1,139.2	—	1,149.2
Rooms	—	13.0	478.5	437.5	916.0	—	929.0
Management fees	—	0.3	43.2	17.1	60.3	(18.3)	42.3
Other	—	41.2	252.9	488.5	741.4	(140.1)	642.5
Reimbursable management costs	—	—	25.3	177.9	203.2	—	203.2
Less: casino promotional allowances	—	(13.7)	(522.1)	(345.9)	(868.0)	—	(881.7)
Net revenues	—	95.7	3,625.2	2,918.8	6,544.0	(158.4)	6,481.3
Operating expenses
Direct
Casino	—	27.9	1,553.9	875.8	2,429.7	—	2,457.6
Food and beverage	—	4.3	260.7	238.5	499.2	—	503.5
Rooms	—	1.8	111.3	119.3	230.6	—	232.4
Property, general, administrative, and other	—	17.0	878.8	825.4	1,704.2	(128.4)	1,592.8
Reimbursable management costs	—	—	25.3	177.9	203.2	—	203.2
Depreciation and amortization	—	2.9	266.0	164.4	430.4	(0.1)	433.2
Write-downs, reserves, and project opening costs, net of recoveries	—	0.5	26.0	18.2	44.2	—	44.7
Intangible and tangible asset impairment charges	—	—	990.2	65.4	1,055.6	—	1,055.6
Income on interests in non-consolidated affiliates	—	—	(0.5)	20.9	20.4	—	20.4
Loss/(income) on interests in subsidiaries	1,178.9	312.9	23.2	—	23.2	(1,515.0)	—
Corporate expense	14.7	74.9	17.2	37.4	54.6	(29.9)	114.3
Acquisition and integration costs	—	20.0	0.1	49.5	49.6	—	69.6
Amortization of intangible assets	—	0.5	66.3	57.6	123.9	—	124.4
Total operating expenses	1,193.6	462.7	4,218.5	2,650.3	6,868.8	(1,673.4)	6,851.7
(Loss)/income from operations	(1,193.6)	(367.0)	(593.3)	268.5	(324.8)	1,515.0	(370.4)
Interest expense, net of interest capitalized	2.9	(1,542.6)	(43.7)	(265.0)	(308.7)	170.7	(1,677.7)
Gains on early extinguishments of debt	—	(29.4)	—	46.9	46.9	—	17.5
Gain on partial sale of subsidiary	—	—	(8.9)	53.0	44.1	—	44.1
Other income, including interest income	19.9	49.1	15.2	134.9	150.1	(210.2)	8.9
(Loss)/income from continuing operations before income taxes	(1,170.8)	(1,889.9)	(630.7)	238.3	(392.4)	1,475.5	(1,977.6)
Benefit/(provision) for income taxes	—	559.9	315.1	(66.7)	248.4	11.0	819.3
Net (loss)/income from continuing operations, net of taxes	(1,170.8)	(1,330.0)	(315.6)	171.6	(144.0)	1,486.5	(1,158.3)
Discontinued operations
Income from discontinued operations	—	—	(0.8)	(28.5)	(29.3)	—	(29.3)
Provision for income taxes	—	—	0.3	(0.5)	(0.2)	—	(0.2)
Income from discontinued operations, net of income taxes	—	—	(0.5)	(29.0)	(29.5)	—	(29.5)
Net (loss)/income	(1,170.8)	(1,330.0)	(316.1)	142.6	(173.5)	1,486.5	(1,187.8)
Less: net income attributable to noncontrolling interests	—	—	—	(3.5)	(3.5)	—	(3.5)
Net (loss)/income attributable to Caesars	(1,170.8)	(1,330.0)	(316.1)	139.1	(177.0)	1,486.5	(1,191.3)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	5.9	—	(10.8)	(10.8)	(19.9)	(24.8)
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	—	0.1	0.1	—	0.1
Comprehensive (loss)/income attributable to Caesars	$(1,170.8)	$(1,324.1)	$(316.1)	$128.4	$(187.7)	$1,466.6	$(1,216.0)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$41.7	$2,948.6	$1,765.4	$4,714.0	$—	$4,755.7
Food and beverage	—	9.6	624.5	522.5	1,147.0	—	1,156.6
Rooms	—	14.2	485.7	432.4	918.1	—	932.3
Management fees	—	2.2	42.4	7.8	50.2	(18.0)	34.4
Other	—	30.1	270.0	406.3	676.3	(125.9)	580.5
Reimbursable management costs	—	—	21.0	22.5	43.5	—	43.5
Less: casino promotional allowances	—	(14.8)	(559.4)	(363.2)	(922.6)	—	(937.4)
Net revenues	—	83.0	3,832.8	2,793.7	6,626.5	(143.9)	6,565.6
Operating expenses
Direct
Casino	—	28.0	1,692.4	1,004.7	2,697.1	—	2,725.1
Food and beverage	—	4.6	251.7	245.0	496.7	—	501.3
Rooms	—	1.3	109.1	119.7	228.8	—	230.1
Property, general, administrative, and other	—	12.2	851.6	784.7	1,636.3	(119.0)	1,529.5
Reimbursable management costs	—	—	21.0	22.5	43.5	—	43.5
Depreciation and amortization	—	5.1	330.8	197.9	528.7	—	533.8
Write-downs, reserves, and project opening costs, net of recoveries	—	5.5	48.3	3.1	51.4	—	56.9
Intangible and tangible asset impairment charges	—	—	616.5	9.5	626.0	—	626.0
Loss on interests in non-consolidated affiliates	—	—	0.6	8.2	8.8	—	8.8
Loss/(income) on interests in subsidiaries	1,024.2	219.0	0.8	—	0.8	(1,244.0)	—
Corporate expense	18.5	98.4	21.9	31.3	53.2	(24.9)	145.2
Acquisition and integration costs	—	0.9	—	1.3	1.3	—	2.2
Amortization of intangible assets	—	0.5	75.9	53.2	129.1	—	129.6
Total operating expenses	1,042.7	375.5	4,020.6	2,481.1	6,501.7	(1,387.9)	6,532.0
(Loss)/income from operations	(1,042.7)	(292.5)	(187.8)	312.6	124.8	1,244.0	33.6
Interest expense, net of interest capitalized	(0.4)	(1,452.9)	(21.8)	(248.7)	(270.5)	149.5	(1,574.3)
Gains on early extinguishments of debt	—	—	—	79.5	79.5	—	79.5
Other income, including interest income	13.3	40.0	16.1	99.5	115.6	(149.5)	19.4
(Loss)/income from continuing operations before income taxes	(1,029.8)	(1,705.4)	(193.5)	242.9	49.4	1,244.0	(1,441.8)
Benefit/(provision) for income taxes	2.0	525.1	18.2	(65.5)	(47.3)	9.7	489.5
(Loss)/income from continuing operations, net of income taxes	(1,027.8)	(1,180.3)	(175.3)	177.4	2.1	1,253.7	(952.3)
Discontinued operations
Income/(loss) from discontinued operations	—	—	46.5	(115.9)	(69.4)	—	(69.4)
(Provision)/benefit for income taxes	—	—	(8.3)	13.4	5.1	(9.7)	(4.6)
Income/(loss) from discontinued operations, net of income taxes	—	—	38.2	(102.5)	(64.3)	(9.7)	(74.0)
Net (loss)/income	(1,027.8)	(1,180.3)	(137.1)	74.9	(62.2)	1,244.0	(1,026.3)
Less: net income attributable to noncontrolling interests	—	—	—	(1.5)	(1.5)	—	(1.5)
Net (loss)/income attributable to Caesars	(1,027.8)	(1,180.3)	(137.1)	73.4	(63.7)	1,244.0	(1,027.8)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	(19.0)	—	29.7	29.7	—	10.7
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	—	(1.3)	(1.3)	—	(1.3)
Comprehensive (loss)/income attributable to Caesars	$(1,027.8)	$(1,199.3)	$(137.1)	$101.8	$(35.3)	$1,244.0	$(1,018.4)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$313.8	$(520.9)	$160.6	$34.7	$195.3	$0.8	$(11.0)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(7.6)	(233.9)	(225.2)	(459.1)	—	(466.7)
Change in restricted cash	(30.5)	—	(1.0)	702.7	701.7	—	671.2
Payments to acquire businesses, net of transaction costs and cash acquired	—	—	—	(8.6)	(8.6)	—	(8.6)
Proceeds from partial sale of a subsidiary, net of cash deconsolidated	—	—	(25.7)	76.1	50.4	—	50.4
Investments in/advances to non-consolidated affiliates	—	—	—	(36.2)	(36.2)	—	(36.2)
Purchase of additional interests in subsidiaries	(321.8)	(15.8)	—	—	—	337.6	—
Dividends received	—	48.4	74.2	—	74.2	(122.6)	—
Purchases of investment securities	—	—	—	(26.7)	(26.7)	—	(26.7)
Proceeds from the sale and maturity of investment securities	—	—	—	55.8	55.8	—	55.8
Other	(0.2)	—	(2.4)	(11.5)	(13.9)	—	(14.1)
Cash flows (used in)/provided by investing activities	(352.5)	25.0	(188.8)	526.4	337.6	215.0	225.1
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	127.2	—	1,680.9	1,680.9	—	1,808.1
Assumption of debt issued by non-guarantors	—	2,199.4	—	(2,199.4)	(2,199.4)	—	—
Debt issuance costs and fees	—	(49.8)	—	(8.0)	(8.0)	—	(57.8)
Borrowings under lending agreements	—	—	—	—	—	—	—
Purchase of additional interests in subsidiary	—	—	—	(9.9)	(9.9)	—	(9.9)
Cash paid for early extinguishments of debt	—	(1,783.3)	—	(284.5)	(284.5)	—	(2,067.8)
Cash paid for loan maturity extension fees	—	—	—	(23.3)	(23.3)	—	(23.3)
Scheduled debt retirements	—	(8.1)	(1.5)	—	(1.5)	—	(9.6)
Dividends paid	—	—	(48.4)	(74.2)	(122.6)	122.6	—
Contributions from noncontrolling interest owners	—	—	—	35.3	35.3	—	35.3
Issuance of common stock, net of fees	16.2	—	—	—	—	—	16.2
Other	—	—	(6.2)	(14.9)	(21.1)	—	(21.1)
Transfers from/(to) affiliates	238.0	(229.9)	(0.1)	330.4	330.3	(338.4)	—
Cash flows provided by/(used in) financing activities	254.2	255.5	(56.2)	(567.6)	(623.8)	(215.8)	(329.9)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.5)	1.2	0.7	—	0.7
Cash flows from investing activities	—	—	—	65.7	65.7	—	65.7
Net cash (used in)/provided by discontinued operations	—	—	(0.5)	66.9	66.4	—	66.4
Net increase/(decrease) in cash and cash equivalents	215.5	(240.4)	(84.9)	60.4	(24.5)	—	(49.4)
Change in cash classified as assets held for sale	—	—	—	(0.2)	(0.2)	—	(0.2)
Cash and cash equivalents, beginning of period	7.4	911.9	353.8	484.4	838.2	—	1,757.5
Cash and cash equivalents, end of period	$222.9	$671.5	$268.9	$544.6	$813.5	$—	$1,707.9

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$262.5	$53.8	$(82.7)	$14.1	$(68.6)	$9.7	$257.4
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(0.7)	(104.6)	(198.1)	(302.7)	—	(303.4)
Change in restricted cash	—	—	—	(551.0)	(551.0)	—	(551.0)
Cash received in conjunction with the sale of a subsidiary, net of cash contributed	—	—	—	42.4	42.4	—	42.4
Payments to acquire businesses, net of transaction costs and cash acquired	—	—	—	7.7	7.7	—	7.7
Investments in/advances to non-consolidated affiliates	—	—	—	(22.8)	(22.8)	—	(22.8)
Return of investment in subsidiary	—	—	92.5	—	92.5	(92.5)	—
Purchase of additional interests in subsidiaries	(127.7)	(22.8)	—	—	—	150.5	—
Purchases of investment securities	—	—	—	(36.0)	(36.0)	—	(36.0)
Proceeds from the sale and maturity of investment securities	—	—	—	27.0	27.0	—	27.0
Other	(0.6)	—	(8.0)	2.3	(5.7)	—	(6.3)
Cash flows (used in)/provided by investing activities	(128.3)	(23.5)	(20.1)	(728.5)	(748.6)	58.0	(842.4)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	110.9	—	2,358.5	2,358.5	—	2,469.4
Assumption of debt by non-guarantors	—	1,250.0	—	(1,250.0)	(1,250.0)	—	—
Debt issuance costs and fees	—	(24.7)	—	(7.2)	(7.2)	—	(31.9)
Borrowings under lending agreements	—	453.0	—	—	—	—	453.0
Repayments under lending agreements	—	(608.0)	—	—	—	—	(608.0)
Cash paid for early extinguishments of debt	—	(1,095.6)	—	(355.0)	(355.0)	—	(1,450.6)
Scheduled debt retirements	—	(11.3)	(1.4)	—	(1.4)	—	(12.7)
Purchase of additional interests in subsidiary	—	—	(9.6)	—	(9.6)	—	(9.6)
Proceeds from sale of additional interest in a subsidiary	—	—	—	32.2	32.2	—	32.2
Issuance of common stock, net of fees	17.4	—	—	—	—	—	17.4
Other	—	—	(8.2)	(1.0)	(9.2)	—	(9.2)
Transfer (to)/from affiliates	(136.2)	308.8	0.1	(114.7)	(114.6)	(58.0)	—
Cash flows (used in)/provided by financing activities	(118.8)	383.1	(19.1)	662.8	643.7	(58.0)	850.0
Cash flows from discontinued operations
Cash flows from operating activities	—	—	39.9	(0.9)	39.0	(9.7)	29.3
Cash flows from investing activities	—	—	(2.3)	(0.6)	(2.9)	—	(2.9)
Net cash provided by/(used in) discontinued operations	—	—	37.6	(1.5)	36.1	(9.7)	26.4
Net increase/(decrease) in cash and cash equivalents	15.4	413.4	(84.3)	(53.1)	(137.4)	—	291.4
Change in cash classified as assets held for sale	—	—	1.6	0.9	2.5	—	2.5
Cash and cash equivalents, beginning of period	3.9	16.6	372.5	498.2	870.7	—	891.2
Cash and cash equivalents, end of period	$19.3	$430.0	$289.8	$446.0	$735.8	$—	$1,185.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Annual Report on Form 10-K for the year ended December 31, 2012, as amended ("2012 10-K").
Regional Aggregation
The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company's casino properties (as of September 30, 2013 or otherwise noted below), have been grouped into four regions as shown in the table below to facilitate discussion of the Company's operating results.

Las Vegas	Atlantic Coast	Other U.S.	Managed and International
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans	Harrah’s Ak-Chin (e)
Bally’s Las Vegas	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Cherokee (e)
Flamingo Las Vegas (a)	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Rincon (e)
Harrah’s Las Vegas	Caesars Atlantic City	Grand Casino Biloxi	Horseshoe Cleveland (e) (f)
Paris Las Vegas	Harrah’s Philadelphia (c)	Harrah’s Tunica	Horseshoe Cincinnati (e) (f)
Rio	Horseshoe Baltimore (j)	Horseshoe Tunica	Conrad Punta del Este (g)
The Quad Resort & Casino		Tunica Roadhouse Hotel & Casino	Caesars Windsor (h)
Bill’s Gamblin’ Hall & Saloon (b)		Harrah’s North Kansas City	London Clubs International (i)
Planet Hollywood Resort & Casino		Harrah’s Council Bluffs	ThistleDown Racino (e) (f)
Horseshoe Council Bluffs/Bluffs Run
Horseshoe Southern Indiana
Harrah’s Joliet (d)
Harrah’s Metropolis
Horseshoe Hammond
Harrah’s Reno
Harrah’s Lake Tahoe
Harveys Lake Tahoe
Harrah's Laughlin
__________________

(a)	Includes O'Shea's Casino, which is adjacent to this property. O'Shea's Casino temporarily ceased operations on April 30, 2012 and is expected to reopen as part of The Quad Resort & Casino.

(b)
Bill's Gamblin' Hall & Saloon temporarily closed in early February 2013 to accommodate the renovations into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovated hotel and casino are expected to re-open in early 2014 and the dayclub/nightclub is expected to open in the first half of 2014.

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

(h)	We operate this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(i)	We own, operate, or manage nine casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70% ownership interest in and manage one casino in South Africa.

(j)	We have a joint venture interest in this property, which is under development, and a financial stake in the management fee stream for this property.

Consolidated Operating Results

	Quarter Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Casino revenues	$1,466.6	$1,578.8	(7.1)%	$4,396.8	$4,755.7	(7.5)%
Net revenues	2,180.0	2,195.8	(0.7)%	6,481.3	6,565.6	(1.3)%
(Loss)/income from operations	(637.5)	(216.8)	(194.0)%	(370.4)	33.6	*
Loss from continuing operations, net of income taxes	(773.6)	(502.6)	(53.9)%	(1,158.3)	(952.3)	(21.6)%
Income/(loss) from discontinued operations, net of income taxes	11.8	(0.8)	*	(29.5)	(74.0)	60.1%
Net loss attributable to Caesars	(761.4)	(505.5)	(50.6)%	(1,191.3)	(1,027.8)	(15.9)%
Operating Margin (1)	(29.2)%	(9.9)%	(19.3) pts	(5.7)%	0.5%	(6.2) pts
Property EBITDA (2)	$510.0	$512.2	(0.4)%	$1,490.1	$1,587.0	(6.1)%
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
____________________________
*     Not meaningful
Three months ended September 30, 2013 compared to September 30, 2012

Net Revenues
Net revenues remained relatively unchanged in the third quarter 2013 compared to the same quarter in the prior year mainly due to a decline in casino revenue of $112.2 million, or 7.1%, which was largely offset by the combination of lower promotional allowances and increases in non-gaming revenues, including pass-through management cost reimbursements.
Casino revenue declines were primarily driven by the continued impact of regional competition in Atlantic City and in certain other U.S. regional markets outside of Nevada, continued softness in the domestic gaming market and the loss of revenues resulting from the partial sale of our Conrad Punta del Este, Uruguay casino in the second quarter of 2013. Gaming results indicate continued weakening in slot volumes in virtually all domestic markets, while table volumes were relatively strong. On a consolidated basis, we experienced favorable hold (the portion of aggregate players' wagers that are retained by the casino as win ("hold")) in the third quarter 2013 compared to the prior year, driven by strong hold in Las Vegas, with unfavorable hold in other domestic markets.
On a consolidated basis, rooms revenue increased $6.4 million, or 2.1%, as a result of an increase in the average daily rate paid for rooms sold, excluding promotional rooms (“cash ADR”) from $89 in the third quarter 2012 to $101 in the current quarter, primarily attributable to resort fees in Las Vegas and other Nevada properties. Total occupancy decreased 3 percentage points to 92% in the third quarter 2013 from 2012 due mainly to the disruption caused by construction activities related to the LINQ project and renovation of The Quad Resort & Casino (the "Quad"), in Las Vegas.
Revenues for our Managed properties increased $47.8 million for the third quarter 2013 when compared to the third quarter 2012 due to new managed properties, including Horseshoe Cincinnati (opened in March 2013) and Thistledown Racino in Ohio (commenced video lottery terminal operations in April 2013). A large portion of these revenues represent reimbursable management costs, which are presented on a gross basis as revenue and expense, thus resulting in no net impact on results. Reimbursable management costs were $72.7 million in the third quarter 2013 compared to $22.3 million in the prior year quarter.

Income from Operations
Loss from operations for the third quarter 2013 was $637.5 million compared to $216.8 million in the prior year quarter primarily due to higher non-cash intangible and tangible asset impairment charges which totaled $930.9 million in the third quarter 2013, as compared to $419.0 million in the third quarter 2012. Aside from the change in impairment charges, income from operations increased $91.2 million due primarily to a $48.6 million decrease in depreciation and amortization expense, a $32.3 million decrease in write-downs, reserves and project opening costs, net of recoveries and a $14.7 million decrease in corporate expense.
Net Loss and EBITDA measures
Net loss attributable to Caesars was $761.4 million in the third quarter 2013 compared to $505.5 million in the third quarter of 2012 due mainly to the decline in income from operations discussed above, and a $47.2 million increase in interest expense, net of interest capitalized interest, partially offset by an increase in income from discontinued operations, net of income taxes, of $12.6 million. These factors are further described in "Additional Financial Information" that follows herein.
Property EBITDA for the third quarter 2013 was relatively unchanged as the effects of cost reductions largely offset the income impact of lower revenues. Adjusted EBITDA increased $23.5 million, or 4.9%. Further details on this non-GAAP financial measure follow herein.
Nine months ended September 30, 2013 compared to September 30, 2012

Net Revenues
Net revenues decreased $84.3 million in the nine months ended September 30, 2013 compared to the prior year due mainly to a $358.9 million decrease in casino revenues, largely offset by increases in other revenues, coupled with lower promotional allowances. Net revenues attributable to Caesars Interactive Entertainment, Inc. ("CIE") increased from the prior year due partially to the late-2012 acquisition of substantially all of the assets of Buffalo, creator of Bingo Blitz, and continued strength in the social and mobile games business. Net revenues in Las Vegas were impacted by the continuing construction activity for the LINQ project, the ongoing renovation of the Quad, and the closure of Bill's in February 2013 for renovation.
Casino revenue declines were primarily driven by: continued impact of regional competition and the slow recovery from Hurricane Sandy which impacted Atlantic City in the first quarter 2013 in Atlantic City and in certain other U.S. regional markets outside of Nevada, continued softness in the domestic gaming market and the loss of revenues resulting from the partial sale of our Conrad Punta del Este, Uruguay casino in the second quarter 2013. Gaming results indicate continued weakening in slot volumes in virtually all domestic markets, while table volumes were relatively strong in Las Vegas driven by Baccarat. On a consolidated basis, we experienced unfavorable hold in the nine months ended September 30, 2013 in all regions compared to the prior year, primarily driven by lower hold in Las Vegas.
Other revenue increases relate to revenues for our Managed properties, which increased $179.8 million for the nine months ended September 30, 2013 when compared to the prior year due to new managed properties, including Horseshoe Cleveland (opened in May 2012), Horseshoe Cincinnati (opened in March 2013), Thistledown Racino (commenced video lottery terminal operations in April 2013) and the management company for Caesars Windsor, which we are now consolidating since increasing our ownership from 50% to 100% in June 2012. A large portion of these revenues represent reimbursable management costs, which are presented on a gross basis as revenue and expense, thus resulting in no net impact on results. Reimbursable management costs were $203.2 million in the nine months ended September 2013 compared to $43.5 million in the prior year.
On a consolidated basis, cash ADR for the nine months ended September 30, 2013 increased 7 percent from $92 in 2012 to $98 in 2013 primarily as a result of the March 2013 implementation of resort fees at our Nevada properties. Total occupancy percentage decreased 2.3 percentage points in the nine months ended September 30, 2013 from 2012 due to declines in the U.S. regions but most significantly in Atlantic City.
Income from Operations
Loss from operations for the nine months ended September 30, 2013 was $370.4 million, compared to an income from operations of $33.6 million in 2012. The change was primarily due to an increase in intangible and tangible asset impairment charges which totaled $1,055.6 million in the nine months ended September 30, 2013 compared to $626.0 million in 2012 and the income impact of the decline in casino revenues, partially offset by a $100.6 million decrease in depreciation expense resulting from assets that became fully depreciated early in the first quarter 2013, and a $39.9 million decrease in property operating expenses related to cost savings initiatives. The decrease in expense was partially offset by a $48.9 million charge for a contingent earnout liability in 2013 related to CIE's acquisition of Buffalo's assets.

Net Loss and EBITDA measures
Net loss attributable to Caesars was $1,191.3 million in the nine months ended September 30, 2013, compared to $1,027.8 million in 2012. The change was due mainly to the change in loss from operations described above, a $44.5 million favorable change in the loss from discontinued operations, net of income taxes, and a gain of $44.1 million related to the sale of 45% of Baluma S.A., which owns and operates the Conrad Punta del Este. Partially offsetting the impact of the above factors was a $103.4 million increase in interest expense, net of interest capitalized, and a $62.0 million unfavorable change in gains on early extinguishments of debt. These factors are further described in "Other Factors Affecting Net Loss" that follows herein.
The decline in Property EBITDA from 2012 is primarily driven by the income impact related to the decline in casino revenues. Further details on this non-GAAP financial measure follow herein.
Regional Operating Results
Las Vegas

	Quarter Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Casino revenues	$399.1	$387.9	2.9%	$1,136.7	$1,212.3	(6.2)%
Net revenues	773.5	735.1	5.2%	2,271.0	2,287.3	(0.7)%
Income from operations	146.9	62.4	135.4%	377.0	310.4	21.5%
Operating Margin (1)	19.0%	8.5%	10.5 pts	16.6%	13.6%	3.0 pts
Property EBITDA (2)	$222.4	$163.9	35.7%	$631.0	$589.6	7.0%
Three months ended September 30, 2013 compared to September 30, 2012
Net revenues in Las Vegas increased $38.4 million, or 5.2%, in the third quarter 2013 compared to the third quarter 2012, primarily driven by increases in casino, rooms, and food and beverage revenues. Ongoing construction activities associated with the LINQ project, the renovation of the Quad and the renovation-related closure of Bill's Gamblin' Hall & Saloon continued to negatively affect the revenues in the region. We estimate that these construction activities negatively impacted third quarter 2013 revenues in Las Vegas by approximately $2 million to $5 million and reduced income from operations and Property EBITDA by approximately $1 million to $3 million.
Casino revenues increased $11.2 million, or 2.9%, in the third quarter 2013 compared to the third quarter 2012 due to favorable hold and an increase in table games volume, both driven by baccarat play. Gaming results indicate continued weakening in slot volumes, while table volumes were relatively strong.
Rooms revenues increased $10.2 million, or 5.4%, in the third quarter 2013 compared to the prior year quarter. The increase was largely driven by the introduction of resort fees beginning in March 2013 which contributed to an increase in cash ADR from $87 in 2012 to $101 in 2013. Partially offsetting this increase was a decline in the region's occupancy percentage of 3 percentage points from 95% in 2012 to 92% in 2013, primarily due to the disruption caused by construction activities related to the LINQ project and renovation of the Quad and lower group business.
Food and beverage revenues increased $10.5 million, or 5.3%, in the third quarter 2013 compared to the prior year quarter due to the addition of several new restaurant offerings such as Bacchanal Buffet, which opened in September 2012, and Nobu at Caesars Palace and Gordon Ramsay-branded restaurants at Caesars Palace, Paris, and Planet Hollywood.
Property operating expenses in the region declined $20.2 million in the third quarter 2013 compared to the prior year quarter largely attributable to a significant improvement in bad debt expense. Depreciation expense in the region decreased $11.6 million, and write-downs, reserves, and project opening costs, net of recoveries also improved due to cash received in a settlement related to a timeshare development agreement.
Higher net revenues combined with the overall reduction in property operating expenses resulted in Property EBITDA of $222.4 million in the third quarter 2013, an increase of $58.5 million, or 35.7%, compared to the prior year quarter.

Nine months ended September 30, 2013 compared to September 30, 2012
Net revenues remained relatively unchanged in the nine months ended September 30, 2013 compared from 2012 due mainly to casino revenue declines combined with the negative impact of the construction activities associated with the LINQ project and activities associated with the renovations of the Quad and Bill's. These declines were offset by an increase in food and beverage revenues. We estimate that these development and construction activities reduced net revenues in Las Vegas for the nine months ended September 30, 2013 by approximately $16 million to $22 million and reduced income from operations and Property EBITDA by approximately $10 million to $15 million.
Casino revenues were down $75.6 million, or 6.2%, compared to the prior year due to weaker gaming volumes, primarily slot volumes, unfavorable hold, lower traffic and the negative impact of the LINQ project mentioned above.
Food and beverage revenues increased $44.9 million, or 7.5%, due to the addition of several new restaurant offerings such as Bacchanal Buffet and Nobu at Caesars Palace and Gordon Ramsay-branded restaurants at Caesars Palace, Paris, and Planet Hollywood.
Rooms revenues increased $14.3 million, or 2.4%, as the initial implementation of resort fees in March 2013 contributed to an increase in cash ADR from $93 in 2012 to $101 in 2013. However, the region's occupancy percentage declined 2.1 percentage points to 93% in 2013, primarily due to the disruption caused by construction related activities discussed above and a shift in the group mix.
Overall, property operating expenses in the region declined as a result of decreases in costs attributable to our cost savings initiatives and the reversal of a sales tax reserve of $14.1 million in the second quarter 2013. Depreciation expense decreased as a result of assets becoming fully depreciated early in the first quarter, which was partially offset by increases in costs associated with higher food and beverage revenue and higher remediation costs when compared to 2012.
Property EBITDA increased $41.4 million, or 7.0%, due mainly to the decrease in property operating expenses, partially offset by income impact of lower net revenues.
Development Projects
During 2012, we secured $185.0 million in financing to fund the renovation of Bill’s into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovation will include a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. We will own the property and manage the casino, hotel, and food and beverage operations, and the dayclub/nightclub will be leased to a third party. Bill's closed in early February 2013 to accommodate these renovations. Through September 30, 2013, $27.2 million had been spent on this project, of which $24.2 million was spent in 2013.
During 2011, we commenced construction on the LINQ project, a dining, entertainment, and retail development located between the Flamingo casino and the Quad, on the east side of the Las Vegas Strip. The LINQ project is scheduled to open in phases beginning in December 2013 and includes the construction of a 550-foot observation wheel, the High Roller, which is expected to open in the second quarter of 2014. Through September 30, 2013, $455.7 million had been spent on this project, of which $215.1 million was spent in 2013.
Atlantic Coast

	Quarter Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Casino revenues	$345.3	$397.9	(13.2)%	$990.2	$1,136.4	(12.9)%
Net revenues	421.5	477.3	(11.7)%	1,186.9	1,346.2	(11.8)%
(Loss)/income from operations	(494.7)	47.3	*	(496.0)	82.4	*
Operating Margin (1)	(117.4)%	9.9%	(127.3) pts	(41.8)%	6.1%	(47.9) pts
Property EBITDA (2)	$77.9	$99.8	(22.0)%	$192.2	$236.9	(18.9)%
____________________________
*     Not meaningful

Three months ended September 30, 2013 compared to September 30, 2012

Net revenues decreased by $55.8 million, or 11.7%, as Atlantic City continues to be affected by the competitive environment in the region, which has caused a decline in visitation to the region's Atlantic City properties. The traffic decline contributed to overall revenue declines, partially offset by lower promotional allowances. Casino revenues declined $52.6 million, or 13.2% in the three months ended September 30, 2013, compared to the prior year quarter, due primarily to weaker slots and table games volumes and unfavorable hold in 2013 compared to the prior year quarter.

Loss from operations was $494.7 million in the third quarter 2013 compared to income from operations of $47.3 million in the prior year quarter, a change of $542.0 million, primarily due to non-cash tangible and intangible asset impairment charges of $536.2 million recorded in the third quarter 2013 with no comparable charge in the prior year quarter. Excluding the impairment charge, income from operations declined $5.8 million, or 12.3%. A decline in depreciation expense of $15.8 million in the third quarter 2013 when compared to the prior year quarter, largely offset the income impact of lower revenues.
Property EBITDA in the region declined $21.9 million, or 22.0%, in the third quarter 2013 compared to the prior year quarter as a result of the income impact of lower revenues.
Nine months ended September 30, 2013 compared to September 30, 2012
In the nine months ended September 30, 2013, Atlantic City continues to be affected by the continuing competitive pressure, the slow recovery from the effects of Hurricane Sandy and economic weakness in the region which has caused a significant decline in visitation to the region's properties, as compared to 2012. As a result, net revenues in the region declined $159.3 million, or 11.8%, compared to the prior year.
Property operating expenses in nine months ended September 30, 2013 were also lower than in the prior year as a result of significant decreases in costs attributable to our cost savings initiatives and more efficient marketing spending. An increase in non-cash impairment charges, which totaled $558.6 million in the nine months ended September 30, 2013 with no comparable charges in the prior year and an increase in write-downs, reserves and project opening costs, net of recoveries was partially offset by a decrease of $30.8 million in depreciation expense, resulting in loss of $496.0 million in the nine months ended September 30, 2013 compared to an income from operations of $82.4 million in 2012.
Property EBITDA declined $44.7 million, or 18.9% due mainly to the income impact of lower net revenues, partially offset by the decrease in property operating expenses.
We expect the region will continue to be challenged as a result of the competitive pressures. In response, we will continue to focus on controlling costs to align the cost structure with lower revenue levels.
Other U.S.

	Quarter Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Casino Revenues	$664.8	$699.6	(5.0)%	$2,019.9	$2,106.5	(4.1)%
Net revenues	744.8	780.8	(4.6)%	2,242.1	2,333.2	(3.9)%
Loss from operations	(184.2)	(178.9)	(3.0)%	(38.5)	(116.5)	67.0%
Operating Margin (1)	(24.7)%	(22.9)%	(1.8) pts	(1.7)%	(5.0)%	3.3 pts
Property EBITDA (2)	$162.3	$200.7	(19.1)%	$522.9	$564.9	(7.4)%
Three months ended September 30, 2013 compared to September 30, 2012
Net revenues decreased by $36.0 million, or 4.6%, primarily attributable to lower visitation to the region's properties, driven by competition in the regional markets, and slightly unfavorable hold, and the apparent continued softness in the domestic gaming markets. Casino revenues declined primarily as a result of weaker slot volumes and unfavorable hold, while table games volumes increased in the three months ended September 30, 2013 compared to the prior year quarter.

Loss from operations for the third quarter 2013 was $184.2 million compared to $178.9 million in the prior year quarter. This change of $5.3 million was primarily due to higher non-cash impairment charges which totaled $296.7 million in the third quarter of 2013, compared to $292.0 million in the prior year quarter. Aside from the change in impairment charges, income from operations remained relatively unchanged. Operating expenses declined as a result of a $13.2 million decrease in depreciation expense and a $24.5 million improvement in write-downs, reserves and project opening costs, net of recoveries as compared to the prior year quarter. Property EBITDA declined $38.4 million, or 19.1%, in the third quarter 2013 compared to the prior year quarter primarily due to the income impact of declines in net revenues.
Nine months ended September 30, 2013 compared to September 30, 2012
Net revenues declined $91.1 million, or 3.9% in the nine months ended September 30, 2013, as compared to the prior year primarily as a result of a decrease in casino revenues. Casino revenue declines were due mainly to lower visitation to the properties driven by competition and the continued softness in the domestic gaming markets. Slot volumes declined while table games volumes remained strong.
Property operating expenses in the nine months ended September 30, 2013 were lower than in 2012 as a result of more focused marketing spend and cost decreases attributable to our cost savings initiatives. Depreciation expense declined $27.3 million and we recorded $399.0 million of non-cash tangible asset impairment charges in the nine months ended September 30, 2013 compared to $459.5 million in 2012. As a result, loss from operations in the nine months ended September 30, 2013 improved $78.0 million or 67.0%.
Property EBITDA in the nine months ended September 30, 2013 declined $42.0 million or 7.4% compared to prior year due mainly to the income impact of lower revenues.
Managed, International, and Other

	Quarter Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Net revenues
Managed	$84.8	$37.0	129.2%	$241.8	$62.0	290.0%
International	63.9	103.1	(38.0)%	280.5	333.7	(15.9)%
Other	91.4	62.5	46.3%	258.9	203.2	27.4%
Total net revenues	$240.1	$202.6	18.5%	$781.2	$598.9	30.4%
(Loss)/income from operations
Managed	$3.1	$(2.1)	*	$15.4	$3.0	*
International	0.7	(0.2)	*	23.2	26.8	(13.4)%
Other	(109.3)	(145.3)	24.8%	(251.5)	(272.5)	7.7%
Total loss from operations	$(105.5)	$(147.6)	28.5%	$(212.9)	$(242.7)	12.3%
Operating Margin (1)
Managed	3.7%	(5.7)%	9.4 pts	6.4%	4.8%	1.6 pts
International	1.1%	(0.2)%	1.3 pts	8.3%	8.0%	0.3 pts
____________________________
*     Not meaningful

Managed
Managed properties include companies that operate three Indian-owned casinos, and Horseshoe Cleveland, Horseshoe Cincinnati and Caesars Windsor, and the results of Thistledown Racetrack in Ohio ("Thistledown Racino") through August 2012 when the racetrack was contributed to Rock Ohio Caesars, LLC, a joint venture in which Caesars holds a 20% ownership interest.

Revenues for our Managed properties increased $47.8 million, or 129.2%, in the third quarter 2013 compared to the prior year quarter, primarily due to new managed properties, including Horseshoe Cincinnati (opened in March 2013), and Thistledown Racino (commenced video lottery terminal operations in April 2013). A large portion of these revenues represent reimbursable management costs of $72.7 million, which are presented on a gross basis as revenue and expense, thus resulting in no net income from operations.

Net revenues for our Managed properties in the nine months ended September 30, 2013 increased $179.8 million from the prior year, primarily due to new managed projects, including Horseshoe Cleveland (opened in May 2012), Horseshoe Cincinnati (opened in March 2013), Thistledown Racino (commenced video lottery terminal operations in April 2013) and the management company for Caesars Windsor, which we are now consolidating since increasing our ownership from 50% to 100% in June 2012. Reimbursable management costs were $203.2 million in the nine months ended September 30, 2013 and are presented on a gross revenue basis, resulting in an increase in revenues and an equally offsetting increase in operating expenses.
International
International properties include the results of Caesars' international operations. On May 31, 2013, we sold 45% of our equity interest in Conrad Punta del Este in Uruguay to Enjoy S.A. and, as a result of this transaction, no longer consolidates this property's results, but instead accounts for it as an equity method investment. The above table includes the consolidated results of Conrad Punta del Este through May 31, 2013 and the equity method income or loss from operations beginning June 1, 2013.
In the fourth quarter 2012, we began discussions with interested parties with respect to a sale of the subsidiaries that hold our land concession in Macau. As a result, the related assets and liabilities have been classified as held for sale at September 30, 2013 and December 31, 2012 and their operating results have been classified as discontinued operations for all periods presented and are excluded from the table above. On August 6, 2013, we, along with certain of our wholly-owned subsidiaries, entered into a share purchase agreement with Pearl Dynasty Investments Limited (“Pearl Dynasty”), pursuant to which Pearl Dynasty will purchase from us all of the equity interests of the subsidiaries that hold the Macau land concession. The transaction closed on November 1, 2013 and total net proceeds were approximately $420.0 million.
On March 4, 2013, we closed the Alea Leeds casino in England and its operating results have been classified as discontinued operations for all periods presented and are excluded from the table above.
Net revenue declines of $39.2 million, or 38.0%, in the three months ended September 30, 2013 compared to the prior year quarter, were primarily driven by the second quarter sale of the equity interests in Conrad Punta del Este, resulting in a $26.5 million decline in net revenues, coupled with declines at our London Clubs properties as a result of strong competition in the United Kingdom market.
Income from operations decreased $3.6 million, or 13.4% due mainly to visitation declines to the London Clubs properties in the nine months ended September 30, 2013, compared to the prior year, due to competitive pressures which largely resulted in revenue declines for these casinos, combined with a decline in revenues from the partial sale of the Conrad as described above. Property operating expenses in 2013 were lower than in 2012 as a result of decreases in costs attributable to our cost savings initiatives.
Other
Other is comprised of corporate expenses, including administrative, marketing, and development costs, income from certain non-consolidated affiliates, and the results of Caesars Interactive Entertainment, Inc. ("CIE"), which consists of the businesses related to the World Series of Poker brand, an online real-money business in the U.K. and Nevada and an alliance with online gaming providers in Italy, and the results of our social and mobile games businesses.
Net revenues increased $28.9 million, or 46.3%, during the third quarter 2013, compared to the prior year quarter primarily driven by our social and mobile games business with CIE, mostly related to the late 2012 acquisition of substantially all of the assets of Buffalo Studios, LLC.
Loss from operations improved $36.0 million, or 24.8%, compared to the prior year quarter, resulting primarily from $124.0 million of non-cash intangible asset impairment charges recorded in the third quarter 2012, compared to $92.5 million in the current quarter.

The acquisition of Buffalo, combined with the continued strength in CIE's social and mobile games business drove most of the $55.7 million, or 27.4%, increase in net revenues in the nine months ended September 30, 2013 from 2012. Loss from operations improved $21.0 million, or 7.7% in the nine months ended September 30, 2013 compared to the prior year due mainly to a reduction in tangible and intangible asset impairment charges, which totaled $163.5 million in the nine months ended September 30, 2012 compared to $92.5 million of charges recorded in 2013. Aside from the impairment charges, loss from operations increased $50.0 million as a result of increases in property operating expenses of $57.6 million combined with a charge of $48.9 million for contingent earnout liability in the nine months ended September 30, 2013 relating to the acquisition of the Buffalo assets, offset by a decline in corporate expense of $30.0 million.
___________________

(1)	Operating margin is calculated as income/(loss) from operations divided by net revenues.

(2)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net loss attributable to Caesars to Property EBITDA.

Other Factors Affecting Net Loss

Expense/(income)	Quarter Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2013	2012		2013	2012
Interest expense, net of interest capitalized	$563.0	$515.8	(9.2)%	$1,677.7	$1,574.3	(6.6)%
Gain on early extinguishments of debt	(13.0)	—	*	(17.5)	(79.5)	(78.0)%
Benefit for income taxes	(413.4)	(225.3)	83.5%	(819.3)	(489.5)	67.4%
Gain on partial sale of subsidiary	—	—	*	(44.1)	—	*
(Income)/loss from discontinued operations, net of income taxes	(11.8)	0.8	*	29.5	74.0	60.1%
____________________________

*	Not meaningful
Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized, increased by $47.2 million, or 9.2%, in the third quarter of 2013, due primarily to higher interest rates as a result of the extension of the maturities of Caesars Entertainment Operating Company, Inc. (“CEOC”) debt combined with higher debt balances, compared to the year-ago quarter, partially offset by higher mark-to-market gains on derivatives in 2013.
Interest expense, net of interest capitalized for nine months ended September 30, 2013 increased 103.4 million, or 6.6%, from 2012 primarily due to higher interest rates as a result of extending the maturities of our debt combined with higher debt balances compared to the year-ago period, partially offset by mark-to-market gains on derivatives in 2013 compared to losses in 2012. Interest expense for the nine months ended September 30, 2013 included (i) $100.6 million of gains due to changes in fair value for derivatives not designated as hedging instruments and (ii) $3.9 million of expense due to amortization and reclassification of deferred losses on derivative instruments frozen in Accumulated Other Comprehensive Loss ("AOCL"). Interest expense for nine months ended September 30, 2012 included (i) $10.9 million of losses due to changes in fair value for derivatives not designated as hedging instruments and (ii) $21.2 million of expense due to amortization and reclassification of deferred losses on derivative instruments frozen in AOCL.
Gain on Early Extinguishments of Debt
During the third quarter of 2013, we recognized $13.0 million in gains on early extinguishments of debt, net of unamortized deferred finance charges and discount. The gains were primarily related to the purchase of $49.8 million of aggregate face value CMBS Loans for $36.0 million, resulting in a gain of $13.4 million, net of discount and deferred finance charges, partially offset by open market repurchases of $18.3 million face value of outstanding debt of CEOC for $18.3 million, resulting in a loss of $0.2 million, net of discount.

During the nine months ended September 30, 2013, we recognized a net gain on early extinguishments of debt of $17.5 million, net of deferred finance charges, due to the CEOC and CMBS debt repurchases, described above, offset by a loss on early extinguishments of debt of $36.8 million primarily related to extinguishments of debt under the CEOC Credit Facilities in the first quarter of 2013. During the nine months ended September 30, 2012 we recognized a gain on early extinguishments of debt of $79.5 million, net of deferred finance charges, due primarily to the purchase of $202.4 million face value of CMBS debt for $122.0 million.
Gain on partial sale of subsidiary
In connection with the sale of 45% of Baluma S.A. to Enjoy, we recognized a gain of $44.1 million in the second quarter 2013. There was no comparable amount in the prior year.
Benefit for Income Taxes
The effective tax rate for the three months ended September 30, 2013 and 2012 was 34.8% and 31.0%, respectively. The increase in the effective tax rate is primarily due to the tax effects of larger nondeductible goodwill impairments in 2012.
The effective tax rate for the nine months ended September 30, 2013 and 2012 was 41.4% and 34.0%, respectively. The effective rate benefit was higher for the first nine months of 2013 primarily due to (i) a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the first quarter of 2013 which was retroactive to December 2012 and (ii) the tax effects of larger nondeductible goodwill impairments in 2012.
Loss from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes was $11.8 million for the third quarter 2013 compared to a loss from discontinued operations, net of income taxes of $0.8 million in the third quarter 2012. This change was primarily due to a $15.2 million increase in the fair value of assets held for sale less cost to sell, recorded in the third quarter of 2013, related to our land concession in Macau.
Loss from discontinued operations, net of income taxes in the nine months ended September 30, 2013 was $29.5 million, primarily comprised of charges totaling $21.5 million for exit activities and the write-down of tangible and intangible assets related to the March 4, 2013 closure of the Alea Leeds casino and net write-downs of $5.8 million related to our land concessions in Macau. Loss from discontinued operations, net of income taxes in the nine months ended September 30, 2012 was $74.0 million and included $99.0 million of loss from operations related to the land concessions in Macau, primarily comprised of a $101.0 million non-cash tangible asset impairment charge, and $3.5 million of loss from operations related to the Alea Leeds casino.
Liquidity and Capital Resources
Cost Savings Initiatives
Caesars Entertainment has undertaken comprehensive cost-reduction efforts to rightsize expenses with business levels. We estimate that our cost-savings programs produced $65.1 million and $201.1 million in incremental cost savings for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. Additionally, as of September 30, 2013, we expect that these and additional new cost-savings programs will produce additional annual cost savings of $126.2 million, based on the full implementation of current projects that are in process. As we realize savings or identify new cost-reduction activities, this amount will change.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities, to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, and online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects, including projects currently under development and additional projects being pursued, is typically funded from established debt programs, specific project financing, and additional debt offerings. As a result of the sale of the Harrah's St. Louis casino, we have been using and will continue to use the net proceeds from the sale to fund CEOC capital expenditures. Proceeds not used for capital expenditures are required to be used to purchase term loans under the Credit Facilities.

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
Our capital spending for the nine months ended September 30, 2013 totaled $466.7 million, net of a decrease of $12.9 million of related payables. Estimated total capital expenditures for 2013, including 2013 expenditures associated with the LINQ project, the Bill's renovation, and other developments, are expected to be between $650.0 million and $750.0 million, which includes approximately $150 million of 2013 project financing associated with the LINQ project, the Bill's renovation, and other developments for which we expect to obtain financing. Estimated total capital expenditures for 2013 for the LINQ project are expected to be approximately $250 million. Financing for the Horseshoe Baltimore project in Maryland was obtained and the development broke ground in July 2013. See Note 8, "Debt" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes our development, renovation/refurbishment, and other capital expenditures for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Increase/ (Decrease)
(Dollars in millions)	2013	2012
Development	$223.7	$150.7	$73.0
Renovation/refurbishment	200.4	116.8	83.6
Other	42.6	35.9	6.7
Total capital expenditures	$466.7	$303.4	$163.3
Our capital expenditures included capitalized payroll costs of $6.8 million and $5.1 million for the nine months ended September 30, 2013 and 2012.
Capital expenditures increased $163.3 million in the nine months ended September 30, 2013 when compared to the prior year period, due primarily to development expenditures associated with the LINQ project, and the accelerated pace of our renovation and refurbishment projects at various properties.
Liquidity and Capital Resources
Our cash and cash equivalents, excluding restricted cash, totaled $1,707.9 million at September 30, 2013 compared to $1,757.5 million at December 31, 2012. Restricted cash totaled $527.0 million at September 30, 2013, consisting of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. Our operating cash inflows are typically used for operating expenses, debt service costs and working capital needs.
Our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2013 and 2012 associated with the Harrah's St. Louis casino, the Alea Leeds casino, and the subsidiaries that hold our land concession in Macau are included in our Consolidated Condensed Statements of Cash Flows as cash flows from discontinued operations. We sold the Harrah's St. Louis casino on November 2, 2012, and the net proceeds generated from the sale are being used and will continue to be used to fund CEOC capital expenditures. Proceeds not used for capital expenditures are required to be used to purchase term loans under the Credit Facilities.

We are a highly leveraged company and a significant amount of our liquidity needs are for debt service. As of September 30, 2013, we had $23,847.1 million face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the nine months ended September 30, 2013 was $1,357.2 million. Payments of short-term debt obligations and payments of other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through refinancing of debt, or, if necessary, additional debt or equity offerings.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At September 30, 2013, our additional borrowing capacity under the credit facility was $114.9 million. In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million, and, in April 2012, the Company entered into an equity distribution agreement whereby the Company may issue and sell up to 10.0 million shares of the Company's common stock from time to time. Through September 30, 2013, the Company issued 1,070,493 shares with aggregate offering proceeds of $15.6 million. In October 2013, we issued a total of 10.3 million shares of our common stock pursuant to an underwriting agreement, which resulted in aggregate proceeds of $200.6 million before expenses. See Note 21, "Subsequent Events" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
From time to time, depending upon market, pricing, and other conditions, and on our cash balances and liquidity, we may seek to acquire notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under our financing documents.
See Note 8, "Debt," contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of September 30, 2013 and December 31, 2012, changes in our debt outstanding, and certain changes in the terms of existing debt for the nine months ended September 30, 2013. Also see Note 21, "Subsequent Events," for discussion of our financing transaction in October 2013 and see Note 9, "Derivative Instruments," for discussion of the use of interest rate swap and interest rate cap derivatives.
Macau Land Concession
On August 6, 2013, we, along with certain of our wholly owned subsidiaries, entered into a share purchase agreement with Pearl Dynasty Investments Limited (“Pearl Dynasty”), pursuant to which the Company is selling to Pearl Dynasty its subsidiaries that hold its land concession in Macau for a purchase price of $438.0 million. The transaction closed November 1, 2013. The Company expects to use the net proceeds from the sale, which were approximately $420.0 million, to fund CEOC capital expenditures or to repurchase certain outstanding debt obligations of CEOC. See Note 3, “Acquisitions, Investments, Dispositions and Divestitures,” and Note 21, "Subsequent Events" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Caesars Growth Partners
The Company recently closed the transaction with respect to Caesars Growth Partners. See Note 4, "Caesars Growth Partners Transaction" and Note 21, "Subsequent Events" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
CEOC Credit Facilities
A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars' other direct, wholly owned subsidiaries, including certain subsidiaries that own properties that secure $4,389.0 million face value, as of September 30, 2013, of the CMBS debt. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries can be found in Exhibit 99.1 to this Form 10-Q.
In January and February 2013, CEOC converted $133.9 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans and terminated $133.9 million principal amount of revolving commitments of extending lenders.
In connection with the February 2013 notes offering described in the CEOC Notes section below, CEOC received the requisite lenders’ consent and entered into a bank amendment to its Credit Facilities to, among other things: (i) use the net cash proceeds of the February 2013 notes offering to repay a portion of CEOC’s existing term loans as described in the CEOC Notes section below; (ii) obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017, which received all required regulatory approvals in April 2013, (iii) increase the accordion capacity under the Credit Facilities by an additional $650.0 million (which may be used to, among other things, establish extended revolving facility commitments under the Credit Facilities); (iv) modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the notes issued in February 2013; and (v) modify certain other provisions of the Credit Facilities.
As of September 30, 2013, our Credit Facilities provide for senior secured financing of up to $4,630.8 million, consisting of (i) senior secured term loans in an aggregate principal amount of $4,415.4 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $215.5 million, with $109.4 million maturing January 28, 2014 and $106.1 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities currently require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of September 30, 2013, the senior secured term loans are comprised of $29.1 million maturing on January 28, 2015, $962.5 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018. As of September 30, 2013, $100.5 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $114.9 million of additional borrowing capacity was available to us under our revolving credit facility as of September 30, 2013.
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
Open Market Purchases
During the third quarter of 2013, we purchased $18.3 million of face value of CEOC 5.375% unsecured senior notes for $18.3 million. In connection with this transaction, we recorded a loss on early extinguishments of debt of $0.2 million, net of discounts. The above securities were repurchased by a non-CEOC subsidiary of Caesars Entertainment and are still outstanding for purposes of CEOC.

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
In August 2013, we purchased $49.8 million of aggregate face value of CMBS debt for $36.0 million, recognizing a pre-tax gain of $13.4 million, net of discount and deferred finance charges.
In October 2013, we completed the Caesars Entertainment Resort Properties refinancing and used the net proceeds of the offering of notes and borrowings under the term loans, together with cash on hand at the time, to retire 100% of the principal amount of loans under the mortgage and mezzanine loan agreements entered into by certain subsidiaries of the CMBS properties, repay in full all amounts outstanding under the senior secured credit facility entered into by Caesars and Caesars Linq, LLC and Caesars Octavius, LLC, each an indirect subsidiary of Caesars, and to pay related fees and expenses. See Note 21, "Subsequent Events" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Horseshoe Baltimore Financing
On July 2, 2013, CBAC Borrower, LLC (“CBAC”), a joint venture among Caesars Baltimore Investment Company, LLC (a wholly owned indirect subsidiary of CEOC), Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the “Baltimore Credit Facility”) in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage (collectively, the “Baltimore Development”).
The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until the 12-month anniversary of the closing and a $37.5 million delayed draw facility available until the 18-month anniversary of the closing and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly owned domestic subsidiaries.
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
Restrictive Covenants and Other Matters
Certain of our borrowings have covenants and requirements that include, among other things, the maintenance of specific levels of financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Specifically, the Credit Facilities require CEOC to maintain a senior secured leverage ratio of no more than 4.75 to 1.0, which is the ratio of senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. After giving effect to the February 2013 bank amendment to the Credit Facilities discussed above, this ratio excludes $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. For purposes of calculating the senior secured leverage ratio, the amount of senior first priority secured debt is reduced by the amount of unrestricted cash on hand. As of September 30, 2013, CEOC's senior secured leverage ratio was 4.36 to 1.0.

In addition, certain covenants contained in CEOC's senior secured credit facilities and indentures covering its first priority senior secured notes and second priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of September 30, 2013, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 7.30 to 1.0 and 13.44 to 1.0, respectively. For the twelve months ended September 30, 2013, CEOC's LTM Adjusted EBITDA - Pro Forma - CEOC Restricted was insufficient to cover fixed charges by $641.9 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio, and consolidated leverage ratio described in this paragraph are not maintenance covenants.
We are in compliance with CEOC’s Credit Facilities and indentures, including the senior secured leverage ratio, as of September 30, 2013. In order to comply with the quarterly senior secured leverage ratio in the future, we will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to a consumer recovery, (b) ability to effect cost savings initiatives, (c) asset sales, (d) issuing additional second lien or unsecured debt, or project financing, (e) equity issuances, (f) delays in development project spending, or (g) a combination thereof. In addition, under certain circumstances, the Credit Facilities allow us to apply cash contributions received by CEOC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted if CEOC is unable to meet its senior secured leverage ratio. However, there is no guarantee that such contributions will be forthcoming.
Based upon our current operating forecast, and our ability to achieve one or more of the factors noted above, we believe that we will continue to be in compliance with the senior secured leverage ratio and meet our cash flow needs during the foreseeable future, including the next twelve months. If we are unable to maintain compliance with the senior secured leverage ratio and if we fail to remedy a default pursuant to the terms of the Credit Facilities, there would be an “event of default” under the senior secured credit agreement. We cannot assure you that our business will generate sufficient cash flows from operations, that we will be successful in sales of assets, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness when due. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may be required to further reduce expenses, sell additional assets, or attempt to restructure our debt. Any such actions could negatively impact our competitive position and revenue generation. In addition, we have pledged a significant portion of our assets as collateral under certain of our debt agreements and, if any of those lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
Other Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 8, "Debt" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. At September 30, 2013, our estimated interest payments for the rest of the year ended December 31, 2013 are $502.1 million, for the years ended December 31, 2014 through 2017 are $2,027.9 million, $1,702.3 million, $1,557.6 million, and $1,297.5 million, respectively, and our estimated interest payments thereafter are $1,443.2 million.

In July 2013, the Company terminated its lease with a third party in order to retake possession of the larger performance theater space in Planet Hollywood known as “PH Live at Planet Hollywood.” In connection with that transaction, the Company is refurbishing the PH Live at Planet Hollywood theatre and entered into a two-year performance agreement with Britney Spears pursuant to which Ms. Spears has agreed to perform a total of 96 shows at the refurbished PH Live at Planet Hollywood theatre. The performance agreement with Ms. Spears contains customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. Aggregate commitments under the lease termination agreement, amounts committed to refurbishing the theatre and commitments under the performance agreement aggregate approximately $64 million through December 31, 2015.
As of September 30, 2013, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2012 10-K.

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
The following table reconciles net loss attributable to Caesars to Property EBITDA for the three months ended September 30, 2013:

(In millions)	Las Vegas	Atlantic Coast	Other U.S.	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(761.4)
Net loss attributable to noncontrolling interests						(0.4)
Net loss						(761.8)
Income from discontinued operations, net of income taxes						(11.8)
Loss from continuing operations, net of income taxes						(773.6)
Benefit for income taxes						(413.4)
Loss from continuing operations before income taxes						(1,187.0)
Other income, including interest income						(0.5)
Gain on early extinguishments of debt						(13.0)
Interest expense, net of interest capitalized						563.0
Income/(loss) from operations	$146.9	$(494.7)	$(184.2)	$(105.5)		(637.5)
Depreciation and amortization	55.3	28.8	40.2	5.9		130.2
Amortization of intangible assets	19.0	4.0	9.3	9.6		41.9
Intangible and tangible asset impairment charges	5.5	536.2	296.7	92.5		930.9
Write-downs, reserves, and project opening costs, net of recoveries	(3.9)	3.7	0.6	0.1		0.5
Acquisition and integration costs	—	—	—	3.2		3.2
(Income)/loss on interests in non-consolidated affiliates	(0.3)	—	(0.2)	4.5		4.0
Corporate expense	—	—	—	37.0		37.0
EBITDA attributable to discontinued operations					$(0.2)	(0.2)
Property EBITDA	$222.4	$77.9	$162.3	$47.6	$(0.2)	$510.0

The following table reconciles net loss attributable to Caesars to Property EBITDA for the three months ended September 30, 2012:

(In millions)	Las Vegas	Atlantic Coast	Other U.S	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(505.5)
Net income attributable to noncontrolling interests						2.1
Net loss						(503.4)
Loss from discontinued operations, net of income taxes						0.8
Loss from continuing operations, net of income taxes						(502.6)
Benefit for income taxes						(225.3)
Loss from continuing operations before income taxes						(727.9)
Other income, including interest income						(4.7)
Interest expense, net of interest capitalized						515.8
Income/(loss) from operations	$62.4	$47.3	$(178.9)	$(147.6)		(216.8)
Depreciation and amortization	66.9	44.6	53.4	13.9		178.8
Amortization of intangible assets	19.0	4.0	9.3	10.9		43.2
Intangible and tangible asset impairment charges	3.0	—	292.0	124.0		419.0
Write-downs, reserves, and project opening costs, net of recoveries	13.2	3.9	25.1	(9.4)		32.8
Acquisition and integration costs	—	—	—	1.0		1.0
Income on interests in non-consolidated affiliates	(0.6)	—	(0.2)	(0.7)		(1.5)
Corporate expense	—	—	—	51.7		51.7
EBITDA attributable to discontinued operations					$4.0	4.0
Property EBITDA	$163.9	$99.8	$200.7	$43.8	$4.0	$512.2

The following table reconciles net loss attributable to Caesars to Property EBITDA for the nine months ended September 30, 2013:

(In millions)	Las Vegas	Atlantic Coast	Other U.S.	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(1,191.3)
Net income attributable to noncontrolling interests						3.5
Net loss						(1,187.8)
Loss from discontinued operations, net of income taxes						29.5
Loss from continuing operations, net of income taxes						(1,158.3)
Provision for income taxes						(819.3)
Loss from continuing operations before income taxes						(1,977.6)
Other income, including interest income						(8.9)
Gain on partial sale of subsidiary						(44.1)
Gains on early extinguishments of debt						(17.5)
Interest expense, net of interest capitalized						1,677.7
Income/(loss) from operations	$377.0	$(496.0)	$(38.5)	$(212.9)		(370.4)
Depreciation and amortization	174.8	103.3	130.2	24.9		433.2
Amortization of intangible assets	56.9	12.0	27.7	27.8		124.4
Intangible and tangible asset impairment charges	5.5	558.6	399.0	92.5		1,055.6
Write-downs, reserves, and project opening costs, net of recoveries	19.9	14.3	5.0	5.5		44.7
Acquisition and integration costs	—	—	—	69.6		69.6
(Income)/loss on interests in non-consolidated affiliates	(3.0)	—	(0.5)	23.9		20.4
Corporate expense	—	—	—	114.3		114.3
EBITDA attributable to discontinued operations					$(1.7)	(1.7)
Property EBITDA	$631.0	$192.2	$522.9	$145.7	$(1.7)	$1,490.1

The following table reconciles net loss attributable to Caesars to Property EBITDA for the nine months ended September 30, 2012:

(In millions)	Las Vegas	Atlantic Coast	Other U.S.	Managed, Int'l and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(1,027.8)
Net income attributable to noncontrolling interests						1.5
Net loss						(1,026.3)
Loss from discontinued operations, net of income taxes						74.0
Loss from continuing operations, net of income taxes						(952.3)
Benefit for income taxes						(489.5)
Loss from continuing operations before income taxes						(1,441.8)
Other income, including interest income						(19.4)
Gains on early extinguishments of debt						(79.5)
Interest expense, net of interest capitalized						1,574.3
Income/(loss) from operations	$310.4	$82.4	$(116.5)	$(242.7)		33.6
Depreciation and amortization	201.2	134.1	157.5	41.0		533.8
Amortization of intangible assets	56.9	12.0	27.7	33.0		129.6
Intangible and tangible asset impairment charges	3.0	—	459.5	163.5		626.0
Write-downs, reserves, and project opening costs, net of recoveries	20.4	6.2	37.2	(6.9)		56.9
Acquisition and integration costs	—	—	—	2.2		2.2
(Income)/loss on interests in non-consolidated affiliates	(2.2)	2.2	(0.5)	9.3		8.8
Corporate expense	—	—	—	145.2		145.2
EBITDA attributable to discontinued operations					$50.9	50.9
Property EBITDA	$589.6	$236.9	$564.9	$144.7	$50.9	$1,587.0

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcomes of contingencies, and future financial results of Caesars as well as statements relating to the subscription rights to purchase common stock of CAC in connection with a rights offering, the sale of the Marketplace parcels and the sale of the Claridge Hotel Tower in Atlantic City . These forward-looking statements are based on current expectations and projections about future events.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of Caesars may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (including the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained therein):

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
Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. Caesars disclaims any obligation to update the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated or, if no date is stated, as of the date of this filing.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $23,847.1 million face value of debt, including capital lease obligations, at September 30, 2013, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $4,424.7 million of debt remains subject to variable interest rates.
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
Foreign currency translation gains and losses were not material to our results of operations for the three months ended September 30, 2013. Our material ownership interests in businesses in foreign countries are the London Clubs. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.
From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our 2012 10-K, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.
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
From time to time, we evaluate our properties and our portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets. For example, in November 2012, we sold our Harrah's St. Louis property. In addition, in connection with the previously announced Growth Partners transaction, on October 21, 2013, CEC and its subsidiaries (i) contributed its shares of Caesars Interactive Entertainment, Inc. and approximately $1.1 billion face value of senior notes previously issued by CEOC to Growth Partners in exchange for non-voting units, and (ii) sold to Growth Partners for cash the Planet Hollywood Resort & Casino in Las Vegas, CEC’s joint venture interests in a casino under development in Baltimore (Horseshoe Baltimore) and a financial stake in the management fee stream for both of those properties. See Note 4, "Caesars Growth Partners Transaction" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. These sales or divestitures affect our costs, revenues, profitability and financial position.

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
We intend to develop, construct and open or acquire new hotels, casinos and other gaming venues, and develop and manage non-gaming venues, in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third party debt, the incurrence of contingent liabilities and an increase in depreciation and amortization expense, which could have an adverse effect upon our business, financial condition, results of operations and cash flow. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our recent construction of the Octavius Tower and redevelopment of the Nobu Tower at Caesars Palace in Las Vegas, the planned redevelopment of Bill's Gamblin' Hall in Las Vegas, the development and construction of Horseshoe Baltimore and the development and construction of non-gaming venues such as the LINQ project in Las Vegas and Caesars Palace Longmu Bay in China, are susceptible to various risks and uncertainties, such as:

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
We hold a minority ownership, and have a management agreement related to operating a casino, with Sterling Suffolk Racecourse, LLC (“Sterling Suffolk”), owner of Suffolk Downs racecourse in East Boston, Massachusetts. Sterling Suffolk recently made a bid for a casino license at its facility. On October 18, 2013, we received a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau for the Massachusetts Gaming Commission (the “Bureau”) which raised certain issues for consideration when evaluating our suitability as a qualifier in Massachusetts. In particular, the director primarily cited our business relationship related to a license agreement for branding of a hotel that was entered into in 2013 (and recently terminated). In addition, the report noted matters related to the CEO of Caesars Acquisition Company, who has been an employee of a subsidiary of Caesars since 2009. All matters raised by the director with respect to the CEO of Caesars Acquisition Company relate to his employment by public companies in the internet gaming industry which occurred prior to his employment with us and are part of the public domain. The director also cited our financial condition as a factor, although the report does state that the director believes that we currently demonstrate the requisite financial stability for licensure in Massachusetts. The recommendation of the director to the Massachusetts Gaming Commission was that we have not met our burden by clear and convincing evidence to establish our suitability. Although we strongly disagree with the director’s recommendation, we have decided to withdraw our application as a qualifier in Massachusetts for the benefit of Sterling Suffolk. We note that neither we nor our affiliates have been found unsuitable by any licensing authority. This matter related to the finding of an investigation that was delivered to a licensing authority, which has not made any findings. In addition, all but one of the issues raised by the Bureau, the license agreement for branding of a hotel, relate to circumstances that are at least several years old, and, to date, have not been the subject of a finding of unsuitability. Nonetheless, in light of these recent events, we cannot assure you that existing or future jurisdictions would not raise similar questions with respect to our suitability, and the Registrant cannot assure you that such issues will not adversely affect us or our financial condition.
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
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to regulations imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws (“AML”) or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, one of our subsidiaries received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating one of our subsidiaries, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, we have been informed that a federal grand jury investigation regarding these matters is on-going. We intend to cooperate fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
Work stoppages and other labor problems could negatively impact our future profits.
Some of our employees are represented by labor unions. The collective bargaining agreements covering most of our Las Vegas union employees expired on May 31, 2013. The collective bargaining agreements have been extended indefinitely subject to the right of termination by either party. Negotiations for the new collective bargaining agreement are ongoing. A lengthy strike or other work stoppage at one of our casino properties or construction projects could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City and Las Vegas. The impact of this union activity is undetermined and could negatively impact our profits.
Our insurance coverage may not be adequate to cover all possible losses we could suffer, and, in the future, our insurance costs may increase significantly or we may be unable to obtain the same level of insurance coverage.
We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt our business or subject it to claims by third parties who are injured or harmed. Although we maintain insurance (including property, casualty, terrorism and business interruption insurance), that insurance may be inadequate or unavailable to cover all of the risks to which our business and assets may be exposed. In several cases we maintain extremely high deductibles or self-insure against specific losses. Should an uninsured loss (including a loss which is less than our deductible) or loss in excess of insured limits occur, it could have a significant adverse impact on our operations and revenues.
We generally renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect to not, or may be unable to, obtain any coverage for losses due to acts of terrorism.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Federal Investigation
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of the Company received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating the Company’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, the Company has been informed that a federal grand jury investigation regarding the Company’s anti-money laundering practices and procedures is ongoing. The Company is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, the Company is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
1.1	Underwriting Agreement between Caesars Entertainment Corporation and Credit Suisse Securities (USA) LLC, dated September 25, 2013.	—	8-K	—	1.1	10/1/2013

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

3.3	Restated Certificate of Incorporation of Harrah's Operating Company, Inc. (f/k/a Embassy Suites, Inc.), as amended, dated June 13, 2005.	—	S-4	—	3.1	10/29/2008

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Harrah's Operating Company, Inc., dated May 19, 2008.	—	10-K	12/31/2008	3.4	3/17/2009

3.5	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010.	—	8-K	—	3.3	11/24/2010

3.6	Bylaws of Harrah's Operating Company, Inc., as amended.	—	S-4	—	3.4	10/29/2008

4.1	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020.	—	8-K	—	4.1	10/15/2013

4.2	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	8-K	—	4.2	10/15/2013

4.3	Registration Rights Agreement, dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	—	4.3	10/15/2013

10.1	First Lien Credit Agreement, dated as of October 11, 2013, by and among the CERP Entities, Citicorp North America Inc., as administrative agent and the lenders party thereto.	—	8-K	—	10.1	10/15/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.2	First Lien Intercreditor Agreement, dated as of October 11, 2013, by and among the First Lien Collateral Agent, Citicorp North America, Inc., as authorized representative under the credit agreement and U.S. Bank National Association, as the initial other authorized representative.	—	8-K	—	10.2	10/15/2013

10.3	Second Lien Intercreditor Agreement, dated as of October 11, 2013, by and among Citicorp North America, Inc., as credit agreement agent, U.S. Bank National Association, as other first priority lien obligations agent and U.S. Bank National Association, as second priority agent.	—	8-K	—	10.3	10/15/2013

10.4	Collateral Agreement (First Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and Citicorp North America, Inc., as collateral agent.	—	8-K	—	10.4	10/15/2013

10.5	Collateral Agreement (Second Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and U.S. Bank National Association, as collateral agent.	—	8-K	—	10.5	10/15/2013

10.6	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/22/2013

10.7	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/22/2013

10.8	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/22/2013

10.9	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/22/2013
10.10	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/22/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.11	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/22/2013

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013.	X

99.1	Supplemental Discussion of Caesars Entertainment Operating Company, Inc. Financial Information	X

*101
The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X
_______________

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

November 7, 2013	By:	/S/ DIANE E. WILFONG
Senior Vice President, Controller, and Chief Accounting Officer