Form 10-K
period 2013-12-31
CAESARS ENTERTAINMENT Corp
filed 2014-03-17
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2013
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2013 was $529.9 million.
As of March 1, 2014, the registrant had 137,161,183 shares of Common Stock outstanding.

CAESARS ENTERTAINMENT CORPORATION
We have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this "Form 10-K"), that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally's. In addition, Caesars Interactive Entertainment, Inc., which is a majority-owned subsidiary of Caesars Growth Partners, LLC, has proprietary rights to the Slotomania, Playtika, Bingo Blitz and World Series of Poker ("WSOP") trademarks. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Form 10-K.

PART I

ITEM 1.    Business
Overview
Caesars Entertainment Corporation (referred to in this discussion, together with its consolidated entities where appropriate, as "Caesars," "Caesars Entertainment," the "Company," "we," "our" and "us"), a Delaware corporation, is the world's most diversified casino-entertainment provider and the most geographically diverse U.S. casino-entertainment company. We conduct business through our wholly owned subsidiaries, Caesars Entertainment Operating Company, Inc. ("CEOC") and Caesars Entertainment Resort Properties ("CERP") and their subsidiaries. We also consolidate Caesars Growth Partners, LLC ("CGP LLC"), which is a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary.
As of December 31, 2013, we owned and operated, or managed, through various subsidiaries, 52 casinos in 13 U.S. states and 5 countries. Of the 52 casinos, 39 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 13 international casinos are land-based casinos, most of which are located in England. See Item 2, "Properties." In addition, we operate an online gaming business and the World Series of Poker tournament and brand.
As of December 31, 2013, our owned and managed facilities had an aggregate of approximately three million square feet of gaming space and approximately 42,000 hotel rooms. Our industry-leading customer loyalty program, Total Rewards, has approximately 45 million members. We use the Total Rewards system to market promotions and to generate customer play across our network of properties.
On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (together with such affiliates, "Apollo") and affiliates of TPG Capital, LP (together with such affiliates, "TPG" and, together with Apollo, the "Sponsors") in an all-cash transaction, hereinafter referred to as the "Acquisition." Subsequent to the Acquisition, our stock was no longer publicly traded. Effective February 8, 2012, as the result of our public offering, our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "CZR." In connection with the public offering, we effected a 1.742-for-1 split of our common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split.
Note references are to the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."
Capital Structure
As described in Note 5, "Caesars Growth Partners, LLC Transactions," and Note 9, "Debt," in the fourth quarter of 2013, Caesars consummated two transactions, (1) creating the new CERP financing structure, formed primarily from our prior CMBS financing structure ("CMBS") and (2) the closing of transactions forming the new CGP LLC, in which we have a majority economic interest and management rights, but no voting control. CGP LLC is considered a variable interest entity and is consolidated into our financial statements. Our business is conducted through our wholly owned subsidiaries, CEOC and CERP, as well as through CGP LLC. See Item 2, "Properties," for properties within each structure. Also see Note 9, “Debt,” for greater detail on the debt related to each entity structure.
Caesars Entertainment Operating Company (CEOC)
In addition to owning and operating its own properties, CEOC manages properties owned by both CERP and CGP LLC, as described below, as well as for other third parties under management agreements. A substantial portion of the financing for the Acquisition was comprised of bank and bond financing obtained by CEOC.
Caesars Entertainment Resort Properties (CERP)
In October 2013, Caesars and its wholly owned subsidiaries, Caesars Entertainment Resort Properties, LLC, and Caesars Entertainment Resort Properties Finance, Inc., which collectively comprise the entities in CERP, completed the Refinancing of CMBS and Linq/Octavius Transaction described in “Summary of 2013 Events.” As a result, CERP is also an issuer of a material amount of our bank and bond financing and holds the sole interest in the holding companies that have title to six Caesars properties, which are managed by CEOC.

Caesars Growth Partners, LLC (CGP LLC)
In October 2013, Caesars and its subsidiaries, together with Caesars Acquisition Company (“CAC”) and CGP LLC, consummated the Caesars Growth Partners, LLC Transaction described in “Summary of 2013 Events”. Because the equity holders in CGP LLC receive returns disproportionate to their voting interests and substantially all the activities of CGP LLC are related to Caesars, CGP LLC has been determined to be a variable interest entity. CAC is the sole voting member of CGP LLC; neither CAC nor CGP LLC guarantee any of Caesars’ debt. The creditors or beneficial holders of CGP LLC have no recourse to the general credit of Caesars Entertainment Corporation. Caesars has certain obligations to CGP LLC through the management and services agreements.
For accounting purposes, the transactions between CGP LLC and Caesars Entertainment and its subsidiaries have been determined to be a reorganization among entities under common control. Because substantially all the activities of CGP LLC are related to Caesars and due to the factors set forth below, we have concluded that we are required to consolidate it under accounting rules.
We have reached this conclusion based upon the weighting of a number of items, including the following: (i) the close association that CGP LLC has with Caesars, including the fact that all of the assets and businesses owned by CGP LLC were acquired from Caesars; (ii) Caesars, through CEOC, has an ongoing management agreement with each of the properties owned by CGP LLC; and (iii) Caesars has the obligation to absorb losses and the right to receive residual returns that could potentially be significant to CGP LLC. See Note 5, "Caesars Growth Partners, LLC Transactions," for greater detail on the transaction and our related accounting.
Description of Business
We have established a rich history of industry-leading growth and expansion since we commenced casino operations in 1937. We own, operate, or manage casino entertainment facilities in more areas throughout the United States than any other participant in the casino industry. In addition to casinos, our facilities typically include hotel and convention space, restaurants, and non-gaming entertainment facilities.
Caesars Palace, Harrah’s Las Vegas, Rio All-Suite Hotel & Casino, Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood Resort & Casino ("Planet Hollywood"), and The Quad Resort & Casino ("The Quad") are located in Las Vegas and draw customers from throughout the United States and internationally. The Cromwell (formerly Bill's Gamblin' Hall & Saloon ("Bill's")), also in Las Vegas, was temporarily closed for renovations in February 2013 and is scheduled to reopen in the second quarter 2014. Harrah’s Laughlin is located near both the Arizona and California borders and draws customers primarily from southern California and the Phoenix metropolitan areas.
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
Harrah’s Philadelphia, a combination harness racetrack and casino located south of Philadelphia, draws customers primarily from the Philadelphia metropolitan area and Delaware.
Horseshoe Baltimore, which is under development, will serve customers in the Baltimore/Washington metropolitan area and is expected to open in the third quarter of 2014.
Our Chicagoland dockside casinos, Harrah’s Joliet in Joliet, Illinois, and Horseshoe Hammond in Hammond, Indiana, draw customers primarily from the Chicago metropolitan area. In southern Indiana, Horseshoe Southern Indiana, a dockside casino complex located in Elizabeth, Indiana, draws customers primarily from northern Kentucky and southern Indiana.
In Louisiana, Harrah’s New Orleans, a land-based casino located in downtown New Orleans attracts customers primarily from the New Orleans metropolitan area. In Bossier City, Horseshoe Bossier City, a dockside casino, and Harrah’s Louisiana Downs, a thoroughbred racetrack with slot machines, caters to customers in northwestern Louisiana and east Texas, including the Dallas/Fort Worth metropolitan area.
On the Mississippi Gulf Coast, the Grand Casino Biloxi, located in Biloxi, Mississippi, caters to customers in southern Mississippi, southern Alabama, and northern Florida.
Harrah’s North Kansas City, a dockside casino, draws customers from the Kansas City metropolitan area. Harrah’s Metropolis is a dockside casino located in Metropolis, Illinois, on the Ohio River, and draws customers from southern Illinois, western Kentucky, and central Tennessee.

Horseshoe Tunica, Harrah’s Tunica, and Tunica Roadhouse Hotel & Casino, dockside casino complexes located in Tunica, Mississippi, are approximately 30 miles from Memphis, Tennessee, and draw customers primarily from the Memphis area.
Horseshoe Casino and Bluffs Run Greyhound Park ("Bluffs Run"), a land-based casino and pari-mutuel facility, and Harrah’s Council Bluffs Casino & Hotel, a newly land-based casino facility, are located in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. At Bluffs Run, we own the assets other than gaming equipment and lease these assets to the Iowa West Racing Association ("IWRA"), a nonprofit corporation, and we manage the facility for the IWRA under a management agreement that expires in October 2024. The license to operate Harrah’s Council Bluffs Casino & Hotel is held jointly with IWRA. Our Sponsorship and Operations Agreement with IWRA terminates in December 2015, and includes options to extend the term of the agreement for five succeeding three-year terms.
As of December 31, 2013, we owned and operated four casinos in London: the Sportsman, The Playboy Club London, The Casino at the Empire and The Golden Nugget. However, in February 2014, we closed The Golden Nugget casino. Our casinos in London draw customers primarily from the London metropolitan area, as well as international visitors. We also own Alea Nottingham, Alea Glasgow, Manchester 235, Rendezvous Brighton, and Rendezvous Southend-on-Sea in the provinces of the United Kingdom, which primarily draw customers from their local areas. Pursuant to a concession agreement, we also operate two casinos in Egypt, The London Club Cairo (which is located at the Ramses Hilton), and Caesars Cairo (which is located at the Four Seasons Cairo), that draw customers primarily from other countries in the Middle East. Emerald Safari, located in the province of Gauteng in South Africa, draws customers primarily from South Africa.
We also own and operate Bluegrass Downs, a harness racetrack located in Paducah, Kentucky.
We earn fees through our management of three casinos for Indian tribes:

•	Harrah’s Phoenix Ak-Chin, located near Phoenix, Arizona, which we manage for the Ak-Chin Indian Community. Harrah’s Phoenix Ak-Chin draws customers from the Phoenix metropolitan area;

•
Harrah’s Cherokee Casino and Hotel, which we manage for the Eastern Band of Cherokee Indians on their reservation in Cherokee, North Carolina. Harrah’s Cherokee draws customers from eastern Tennessee, western North Carolina, northern Georgia, and South Carolina; and

•
Harrah’s Rincon Casino and Resort, located near San Diego, California, which we manage for the Rincon San Luiseno Band of Mission Indians. Harrah’s Rincon draws customers from the San Diego metropolitan area and Orange County, California.

We also earn fees through our management of the following casinos:

•	Caesars Windsor in Windsor, Ontario, which we manage for the Ontario Lottery and Gaming Corporation;

•
Horseshoe Cleveland casino and Horseshoe Cincinnati casino in Ohio, which we manage for Rock Ohio Caesars LLC ("ROC"), a venture with Rock Ohio Ventures, LLC ("Rock Gaming") in which we have a 20% equity interest;

•	ThistleDown Racino, a thoroughbred racing facility and land-based casino in Cleveland, Ohio, which we manage for ROC.
CIE, which is a majority-owned subsidiary of CGP LLC, owns the World Series of Poker ("WSOP") tournaments, and we license trademarks for a variety of products and businesses related to this brand. CIE also operates an online gaming business providing for certain real money games in Nevada, New Jersey, and the United Kingdom; "play for fun" offerings in other jurisdictions; and social games on Facebook and other social media websites and mobile application platforms, such as Slotomania.
Sales and Marketing
We believe that our North American distribution system of casino entertainment provides us the ability to capture a disproportionate share of our customers’ entertainment spending when they travel among markets, which is core to our cross-market strategy. In addition, where we have multiple properties in markets or regions, we believe that we are able to capture more of our customers' gaming dollars than in those markets where we have single properties competing individually against outside competition. For instance, in Las Vegas we believe our customer stickiness in the center strip generates increased revenues. We believe our industry-leading customer loyalty program, Total Rewards, in conjunction with this distribution system, allows us to capture a growing share of our customers’ entertainment spending and compete more effectively. For example, we believe our collection of distinctly branded properties in Las Vegas, tied together through Total Rewards, helps us capture a greater share of wallet with customers than we would otherwise achieve.

Our Total Rewards program is structured in tiers, providing customers an incentive to consolidate their entertainment spending at our casinos. Total Rewards customers are able to earn Reward Credits at all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Total Rewards members can also redeem Reward Credits for on-property amenities or other off-property items such as merchandise, gift cards, and travel. Customers earn status within the Total Rewards program based on their level of engagement with us in a calendar year through both gaming and hospitality expenditures.  Total Rewards tiers are designated as Gold, Platinum, Diamond, or Seven Stars, each with increasing sets of customer benefits and privileges.
Separately, customers are provided promotional offers and rewards based on the ways in which they choose to engage with us. These benefits encourage new customers to join Total Rewards and provide existing customers with incentives to consolidate their entertainment spend at our casinos.  Additionally, our customers have additional methods to earn and redeem Reward Credits including the Total Rewards Visa credit card and partnerships with Starwood Hotels and Resorts and Excentus, which operates the Fuel Rewards Network.
We have developed a database containing information about our customers, aspects of their casino gaming play, and their preferred spending choices outside of gaming. We use this information for marketing promotions, including through direct mail campaigns, the use of electronic mail, our website, mobile devices, social media, and interactive slot machines.
Patents and Trademarks
We hold the following trademarks used in this document: Harrah's, Caesars, Grand Biloxi, Bally's, Flamingo, Paris, Caesars Palace, Rio, Harveys, Total Rewards, Bluffs Run, Reward Credits, Horseshoe, Seven Stars, Tunica Roadhouse, The Cromwell (formerly Bill's), Louisiana Downs, The Quad Resort & Casino. Trademark rights are perpetual provided that the mark remains in use by us. CGP LLC holds a trademark license for Planet Hollywood used in connection with Planet Hollywood in Las Vegas, which will expire in 2045. In addition, CIE holds proprietary rights to the Slotomania, Playtika, Bingo Blitz, World Series of Poker and WSOP trademarks. We consider all of the above marks, and the associated name recognition, to be valuable to our business.
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent or combination of several of our patents or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks, and trade secret laws. We file applications for and obtain patents, copyrights, and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. As of December 31, 2013, Caesars had 26 active U.S. cases and 8 active foreign cases. CGP LLC had five active U.S. cases and three active foreign cases. The U.S. cases have patent terms that variously expire between 2015 and 2031.
We have not applied for patents or the registration of all of our technology or trademarks, as the case may be, and may not be successful in obtaining the patents and trademarks for which we have applied. Despite our efforts to protect our proprietary rights, parties may infringe our patents and use information that we regard as proprietary and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others may be able to independently develop substantially equivalent intellectual property.
Competition
The casino entertainment business is highly competitive and characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity.  In most markets, including Las Vegas and Atlantic City, we compete directly with other casino facilities operating in the immediate and surrounding market areas, while in others, including Atlantic City, we face additional competition from nearby markets.
In recent years, many casino operators, including us, have been reinvesting in existing markets to attract new customers or to gain market share, and as a result competition in existing markets has intensified, especially in regional markets. Many casino operators, including us, have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets.  The expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and we expect this intense competition to continue.

The expansion of casino entertainment into new markets also presents competitive issues for us that have had a negative impact on our financial results. In particular, our facilities have been adversely impacted by the addition of gaming and room capacity, particularly our operations located in New Jersey with the expansion of gaming in Maryland, New York and Pennsylvania, and our operations located in Nevada with the expansion of gaming in California.  Several states and Indian tribes are also considering enabling the development and operation of gaming facilities in their jurisdictions.
In addition, while we do not believe it to be the case, some have suggested that Internet gaming could create additional competition for us and could adversely affect our brick and mortar operations. We also compete with other non-gaming resorts and vacation areas, with various other entertainment businesses, and with other forms of gaming, such as lotteries.
The casino entertainment industry is also subject to political and regulatory uncertainty. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Operating Results" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regional Operating Results." See also Exhibit 99.1 to this Form 10-K.
Summary of 2013 Events
CEOC Financing Transactions
In January and February 2013, CEOC converted $133.9 million aggregate principal amount of original maturity revolver commitments held by held by consenting lenders to Term B-6 Loans and terminated $133.9 million principal amount of revolving commitments of extending lenders.
In February 2013, CEOC completed the offering of $1,500.0 million aggregate principal amount of 9% senior secured notes due 2020, the proceeds of which were used to repay $1,433.3 million of CEOC's existing term loans at par. In conjunction with this transaction we amended our existing CEOC Credit Facilities as described in Item 7 - Key Business Initiatives and Financing Transactions.
Horseshoe Cincinnati
In March 2013, ROC opened the 100,000-square-foot Horseshoe Cincinnati casino in Cincinnati, Ohio, which we manage for ROC for a fee under a management agreement that expires in March 2033.
ThistleDown Racino
In April 2013, the 71,700-square-foot ThistleDown Racino near Cleveland, Ohio opened its slot gaming operations. We manage this facility for ROC under a management agreement.
Conrad Punta del Este Resort and Casino
In May 2013, we formed a strategic relationship with Enjoy S.A. (“Enjoy”) in Latin America. Enjoy acquired 45% of Baluma S.A., our subsidiary that owns and operates the Conrad Punta del Este Resort and Casino in Uruguay (the “Conrad”), in exchange for total consideration of $139.5 million. After customary deductions for expenses associated with the closing, we received $50.4 million in cash (net of $29.7 million of cash deconsolidated), a note receivable of $31.9 million, and a 4.5% equity stake in Enjoy.
In connection with the transaction, Enjoy assumed control of the Baluma S.A. board and primary responsibility for management of the Conrad. Upon completion of the transaction, we deconsolidated Baluma S.A. from our financial statements and began accounting for Baluma S.A. as an investment in non-consolidated affiliates utilizing the equity method of accounting.
Caesars Acquisition Company / Caesars Growth Partners, LLC Transactions
CAC was formed to directly own 100% of the voting membership units in CGP LLC. CGP LLC was formed for the purpose of acquiring certain businesses and assets of Caesars Entertainment.
On October 21, 2013, the CGP LLC joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the series of transactions described below:

(i)
The Class A common stock of CAC was made available via a subscription rights offering by Caesars Entertainment to its shareholders as of October 17, 2013, the record date (the "CAC Rights Offering"), whereby each subscription right entitled its holder to purchase from CAC one share of CAC's Class A common stock or the right to retain such subscription right;

(ii)	Sponsors exercised their basic subscription rights in full and purchased $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share;

(iii)	CAC used the proceeds from the exercise of the basic subscription rights in (ii) above to purchase 100% of the voting units of CGP LLC;

(iv)	CGP LLC in turn used $360.0 million of the proceeds received from CAC in (iii) above to purchase from CEOC (we refer to the following assets as the "Purchased Assets"):

a.	the equity interests of a subsidiary of PHW Las Vegas, LLC that holds all of the assets and liabilities formerly held directly by PHW Las Vegas, LLC, including Planet Hollywood;

b.
the equity interests of Caesars Baltimore Investment Company, LLC, the entity that indirectly holds interests in the owner of Horseshoe Baltimore in Maryland (the "Maryland Joint Venture"), a licensed casino development project expected to open in the third quarter of 2014; and

c.
a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which holds an agreement to manage the Maryland Joint Venture.

(v)
Caesars Entertainment contributed all of the shares of CIE’s outstanding common stock held by a subsidiary and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary (the "CEOC Notes" and, together with the shares of CIE, the "Contributed Assets") to CGP LLC, in exchange for all of CGP LLC’s non-voting units.

Pursuant to the terms of the CGP LLC transaction, CGP LLC is obligated to issue additional non-voting membership units to us to the extent that the earnings from CIE's social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be received is capped at a value of $225 million divided by the value of the non-voting units at the date of the CGP LLC transaction.
The closing of the CAC Rights Offering for subscription rights not previously exercised by recipients of the rights, and for any over-subscription privileges, including oversubscription by the Sponsors, occurred on November 18, 2013. CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the CAC Rights Offering of approximately $1,173.1 million. See Note 5, "Caesars Growth Partners, LLC Transactions."
The transactions above were considered to be a reorganization of entities under common control; accordingly, we have not recognized any gain or loss, and CGP LLC has recorded the acquired assets on the same basis as previously recorded by Caesars Entertainment.
Refinancing of CMBS and Linq/Octavius ("CERP Transaction")
On October 11, 2013, CERP, Caesars Entertainment Resort Properties Finance, Inc. and certain subsidiaries of CEOC (comprised of Harrah’s Atlantic City Holding, Inc.; Harrah’s Las Vegas, LLC; Harrah’s Laughlin, LLC; Flamingo Las Vegas Holding, LLC; Paris Las Vegas Holding, LLC; and Rio Properties, LLC; each a wholly owned subsidiary of Caesars, and formerly collectively known as the "CMBS Properties") (i) completed the offering of $1,000 million aggregate principal amount of their 8% first-priority senior secured notes due 2020 and $1,150 million aggregate principal amount of their 11% second-priority senior secured notes due 2021 (together with the 8% first-priority senior secured notes due 2020, the “CERP Notes”) and (ii) entered into a first lien credit agreement governing their new $2,769.5 million senior secured credit facilities, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million (the “CERP Term Loans”) and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million.
The net proceeds from the offering of CERP Notes and the borrowings under the CERP Term Loans, together with cash, were used to retire 100% of the principal amount of loans under the mortgage and mezzanine loan agreements entered into by certain subsidiaries of the CMBS Properties, repay in full all amounts outstanding under the senior secured credit facility entered into by Caesars and Caesars Linq, LLC and Caesars Octavius, LLC, each an indirect subsidiary of Caesars, and to pay related fees and expenses.
Macau Land Concession
On November 1, 2013, the Company completed the sale of all of the equity interests of the subsidiaries that held the Company's investment in a land concession in Macau (the "Macau Land Concession") to Pearl Dynasty for a total sales price of $438.0 million. Net proceeds from the sale, after commissions and customary closing costs, amounted to approximately $420 million.

Other Events

•	The Cromwell temporarily closed in early February 2013 for renovations. The renovated hotel and casino are expected to reopen in the second quarter 2014.

•
In September 2013, Caesars entered into an underwriting agreement for the sale of 10.0 million shares of its common stock. The underwriter agreed to purchase the common stock from Caesars at a price of $19.40 per share and exercised its option to purchase 340,418 additional shares. These transactions closed on October 1, 2013, and resulted in approximately $200.6 million of proceeds to Caesars before expenses.

•	In October 2013, the Company entered into an agreement to sell its 500-room Claridge Hotel Tower, which was part of the Bally's Atlantic City asset group. The sale was completed in February 2014.
Summary of 2014 Events
Sale of Properties from CEOC to CGP LLC. On March 1, 2014, we executed a definitive agreement to sell Bally’s Las Vegas, The Cromwell, The Quad and Harrah’s New Orleans to CGP LLC for a purchase price of $2,000.0 million, net of assumed debt (the "Asset Transaction"). Consistent with the 2013 sale of Planet Hollywood Las Vegas and the Maryland Joint Venture, this transaction will also be accounted for as a reorganization of entities under common control.
Governmental Regulation
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Form 10-K.
Our businesses are subject to various foreign, federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See "Item 1a - Risk Factors" for additional discussion.
Employee Relations
We have approximately 68,000 employees throughout our organization. There is a clear relationship between employee engagement and customer service. The more engaged our employees, the more our guests benefit from memorable experiences. Engaging employees is therefore a backbone and a driver of our success. We engage our employees in many ways, including fostering open and constructive dialogue, investing in policies and programs that make us a great, diverse and inclusive place to work, caring for our employees’ safety, health and wellness, and providing opportunities for personal growth and development.
Approximately 28,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel, and restaurant employees at certain of our properties. Most of our employees covered by collective bargaining agreements are employed at properties in Las Vegas and Atlantic City. Our collective bargaining agreements in Atlantic City covering most of the unionized work force there expire in 2014.  We reached new collective bargaining agreements covering most of our Las Vegas employees in January 2014, replacing the previous agreements that had expired on May 31, 2013. See "Item 1a - Risk Factors" for additional discussion. On February 20, 2014, we reached agreement with Transport Workers Union Local 721, the union which represents approximately 1,200 employees at the following properties: Paris Las Vegas, Bally’s Las Vegas and Harrah’s Las Vegas. The new agreement expires in five years.
Corporate Social Responsibility and Sustainability
Our Board of Directors and senior executives are committed to maintaining Caesars’ position as an industry leader in the area of corporate social responsibility and sustainability. We maintain an Environmental, Social and Governance Council to guide our activities and allocate the necessary resources. We establish annual targets in key areas and, by engaging employees throughout our entire organization, we drive the Company's performance accordingly.

Code of Commitment
For over a decade, we have maintained our Code of Commitment as a guiding framework for our approach to responsible and ethical business. First published in 2000, our Code of Commitment is a public pledge to our employees, guests and communities that we will honor the trust they have placed in us. Our Code of Commitment is deeply embedded in our organization’s communications and culture and widely displayed in all our properties for our guests and all who visit. We use training events to reinforce our expectations of all employees with regard to ethics, compliance and anti-corruption at all levels of the business.
Environmental Stewardship
As part of our Code of Commitment, we accept our duty to help preserve the planet for current and future generations. For the past five years, we have been advancing a strategy to reduce our effect on the environment in our main areas of impact. Our multi-year strategy, CodeGreen, is a structured, data-driven and disciplined program that leverages the passion of our employees and engages our guests and suppliers. Since our baseline year of 2007, we have reduced energy consumption across all our properties by more than 18%, and greenhouse gas emissions by more than 20%, both on an air-conditioned square foot basis, and we reduced absolute water consumption by 7%. Nearly 25% of our total waste was recycled in 2012. Additionally, we have received Green Key certifications at all 31 of our properties with hotels in North America, most at the four key level.

Diversity and Inclusion
We create a dynamic and innovative working culture where individual growth is rewarded, recognized and celebrated. Caesars is the only company in the casino entertainment industry to receive a perfect score, seven consecutive times, on the Human Rights Campaign Corporate Equality Index, including the latest 2013 publication. We were also recognized as one of the top Diversity Leaders by Profiles in Diversity Journal for our innovation, communication, and dedication to diversity and inclusion practices. In 2012, our employees included more than 55% who belong to minority groups. In terms of gender balance, we encourage the advancement of women, and in 2012, more than 40% of the managers in our organization were women.
Caesars Foundation
Established in 2002, the Caesars Foundation (the “Foundation”) is a private charitable foundation funded by a portion of operating income from resorts owned and operated or managed by Caesars. The Foundation’s objective is to strengthen organizations and programs in the communities where our employees and their families live and work, and include our employees in volunteer efforts associated with the causes we support. We maintain our Foundation commitment each year and since its inception, the Foundation has gifted more than $60 million to help support vibrant communities. For more information, visit www.caesarsfoundation.com.
Available Information
Our Internet address is www.caesars.com. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). We also make available through our website all filings of our executive officers and directors on Forms 3, 4, and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics is available on our website under the "Investor Relations" link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Caesars Entertainment Corporation, Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.
ITEM 1A.    Risk Factors
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are a highly leveraged company. As of December 31, 2013, we had $23,589.3 million face value of outstanding indebtedness and our current debt service obligation for the next 12 months is estimated to be $2,383.0 million, which includes estimated interest payments of $2,185.9 million. As of December 31, 2013, CEOC had $19,589.1 million face value of outstanding indebtedness including $285.4 million owed to Caesars Entertainment, and CEOC’s debt service obligation for the next 12 months is $1,967.1 million, which includes estimated interest payments of $1,853.7 million. As of December 31, 2013, CERP had $4,676.7 million face value of outstanding indebtedness, and CERP’s debt service obligation for the next 12 months is $417.3 million, which includes estimated interest payments of $381.4 million.
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

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, developing new gaming facilities, introducing new technologies or exploiting business opportunities;

•	affect our ability to renew gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our outstanding debt obligations.
We may be unable to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

We may be unable to generate sufficient cash flow from operations, or unable to draw under our senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. Our operating cash flows are consumed by our cash interest payments, which totaled $1,899.2 million in 2013. We experienced negative operating cash flows of $109.4 million in 2013, and we also expect to experience negative operating cash flows in 2014 and beyond.

We do not expect that our cash flow from operations will be sufficient to repay our indebtedness in the long term, and we will have to ultimately seek a restructuring, amendment, or refinancing of our debt. We cannot predict at this time whether we will be able to secure any such refinancing, even if market conditions and our financial condition improve between now and then. Even if refinancing alternatives were available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced. In addition, the terms of existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time. In the absence of such operating results and resources, we would face substantial liquidity problems and would likely be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. We could also be required to reorganize our company in its entirety. Neither the Sponsors nor any of their respective affiliates has any continuing obligation to provide us with debt or equity financing. Even if we are able to refinance our debt, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the interest rates on CEOC’s first and second lien notes are substantially higher than the interest rates under CEOC’s credit facilities, and the interest rates on CERP’s first and second lien notes, the proceeds of which were used to refinance a portion of our previous CMBS financing, are substantially higher than the interest rates applicable to such CMBS financing. If we are unable to service our debt obligations generally, and if we are unable to refinance our debt obligations that mature in 2015 or thereafter, we cannot assure you that our company will continue in its current state or that your investment in our company will retain any value.

We may incur significantly more debt, which could adversely affect our ability to pursue certain opportunities.

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
For example, as of December 31, 2013, we had $115.0 million of additional borrowing capacity available under our revolving credit facility with an additional $100.5 million committed to back outstanding letters of credit, all of which is secured on a first priority basis. CERP had $269.5 million of additional borrowing capacity available under their revolving credit facility. None of our existing indebtedness limits the amount of debt that may be incurred by Caesars Entertainment.
Our debt agreements allow for one or more future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under CEOC or CERP's credit facilities and first lien notes. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis, as well as development and acquisition opportunities.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our debt agreements contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

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
We have pledged and will pledge a significant portion of our assets as collateral under our debt agreements. If any of our lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
We are required to satisfy and maintain specified financial ratios under our debt agreements. See Note 9, "Debt," for further information. Under CEOC’s credit facilities, we are required to comply on a quarterly basis with a maximum net senior secured first lien leverage test. While we were in compliance with the quarterly financial covenant as of December 31, 2013, in order to comply with such test in the future, CEOC will need to achieve a certain amount of adjusted EBITDA and/or reduce its first lien leverage. The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to consumer spending and confidence generally and spending by consumers for gaming and other entertainment activities, (b) our ability to effect cost savings initiatives, (c) our ability to complete asset sales, including the transaction described more fully in Note 24, (d) issuing additional second lien or unsecured debt, or project financing, (e) reducing net debt through open market purchases, privately negotiated transactions, redemptions, tender offers or exchanges, (f) equity issuances, (g) reductions in capital expenditures spending, or (h) a combination thereof. There can be no assurance that we will be successful in implementing measures to increase CEOC’s adjusted EBITDA or reduce its leverage.

As described more fully in Note 24, “Subsequent Events,” we recently announced that CGP LLC will acquire certain assets from CEOC for $2,000.0 million in cash, net of assumed debt ("Subsequent Asset Transactions"). The net cash proceeds from the transaction will impact the calculation of the net senior secured first lien leverage ratio going forward to the extent it reduces first lien debt or increases cash of CEOC. The transaction is an important component of our strategy to obtain future liquidity and comply with our financial maintenance covenant.
Our ability to meet the financial ratios under our debt agreements, including the quarterly financial covenant under CEOC’s credit facilities, can be affected by events beyond our control, and there can be no assurance that we will be able to continue to meet those ratios. If CEOC is unable to meet its quarterly financial covenant in the future, we may need to make cash contributions to CEOC in order to cure any breach and ensure continued compliance with the covenants.
A failure to comply with the covenants contained in CEOC’s credit facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under CEOC’s credit facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require us to apply all of our available cash to repay these borrowings.
Such actions by the lenders could cause cross defaults under our other indebtedness. For instance, if we were unable to repay those amounts, the lenders under CEOC's credit facilities and the holders of CEOC's secured notes could proceed against the collateral granted to them to secure that indebtedness.
If the indebtedness under CEOC's credit facilities, or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
Repayment of our debt is dependent on cash flow generated by our subsidiaries.
Our subsidiaries currently own a portion of our assets and conduct a portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries we may be unable to make required principal and interest payments on our indebtedness.
We may sell or divest different properties or assets as a result of our evaluation of our portfolio of businesses. Such sales or divestitures would affect our costs, revenues, profitability and financial position.

From time to time, we evaluate our properties and our portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets. For example, in November 2012, we sold our Harrah's St. Louis property. In addition, in connection with the previously announced CGP LLC transaction, on October 21, 2013, Caesars Entertainment and its subsidiaries (i) contributed its shares of Caesars Interactive Entertainment, Inc. and approximately $1.1 billion face value of senior notes previously issued by CEOC to CGP LLC in exchange for non-voting units, and (ii) sold to CGP LLC for cash the Planet Hollywood Resort & Casino in Las Vegas, Caesars Entertainment’s joint venture interests in a casino under development in Baltimore (Horseshoe Baltimore) and a financial stake in the management fee stream for both of those properties. See Note 5, "Caesars Growth Partners, LLC Transactions."
In addition, on March 1, 2014, we entered into a definitive agreement with respect to the Subsequent Asset Transactions as more fully described further in Note 24, "Subsequent Events." The consummation of the Subsequent Asset Transactions are subject to certain closing conditions, including the receipt of gaming approvals, accuracy of representations and warranties, compliance with covenants, obtaining financing and receipt of third party consents. We or CGP LLC may be unable to obtain the necessary approvals or otherwise satisfy the conditions required to consummate the Subsequent Asset Transactions on a timely basis or at all.

These sales or divestitures affect our costs, revenues, profitability, financial position, liquidity and our ability to comply with our debt covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts. Expected costs savings, which are offset by revenue losses from divested properties, may also be difficult to achieve or maximize due to our fixed cost structure.
We are controlled by the Sponsors, whose interests may not be aligned with ours.
Hamlet Holdings, the members of which are comprised of individuals affiliated with each of the Sponsors, as of December 31, 2013, controls approximately 63.9% of our common stock, and controls us, pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares. As a result, the Sponsors have the power to elect all of our directors. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our Board or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of all or substantially all of our assets. As a result, Hamlet Holdings is in a position to exert a significant influence over us, and the direction of our business and results of operations. The interests of the Sponsors could conflict with or differ from the interests of other holders of our securities. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Additionally, the Sponsors are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with the Sponsors or their co-investors could cause our stock price to decline. So long as Hamlet Holdings continues to hold the irrevocable proxy, they will continue to be able to strongly influence or effectively control our decisions.
In addition, we have an executive committee that serves at the discretion of our Board and is authorized to take such actions as it reasonably determines appropriate. Currently, the executive committee may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee.
Reduction in discretionary consumer spending resulting from the downturn in the national economy over the past few years, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors could negatively impact our financial performance and our ability to access financing.

Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; the recent increase in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is particularly susceptible to any such changes because our casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. The economic downturn that began in 2008 and adverse conditions in the local, regional, national and global markets have negatively affected our business and results of operations and may continue to negatively affect our operations in the future. In addition, the Atlantic City gaming market in particular has seen a massive decline. For example, according to the Atlantic City Gaming Industry Impact Report, prepared by the Office of Communications, State of New Jersey Casino Control Commission, reported gaming revenues for Atlantic City properties have declined from $4,920.8 million in 2007 to $2,862.1 million in 2013. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved, our revenues may continue to decrease. For example, while the gaming industry has partially recovered from 2008, there are no assurances that the gaming industry will continue to grow as a result of economic downturn or other factors. Any decrease in the gaming industry could adversely affect consumer spending and adversely affect our operations.

Additionally, key determinants of our revenues and operating performance include hotel average daily rate ("ADR"), number of gaming trips and average spend per trip by our customers. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as a result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flow. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.
Continued growth in consumer demand for non-gaming offerings would negatively impact our gaming revenue.
Recent trends have indicated a growing shift in customer demand for non-gaming offerings, as opposed to solely gambling, when visiting Las Vegas. According to LVCVA, 47% of Las Vegas visitors in 2012 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 39% of visitors in 2008. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.
We may not realize any or all of our projected cost savings, which would have the effect of reducing our LTM Adjusted EBITDA - Pro Forma, which would have a negative effect on our financial performance and negatively impact our covenant calculation and could have a negative effect on our stock price.
We have undertaken comprehensive cost-reduction efforts to manage expenses with current business levels. While these and other identified new cost saving programs have allowed us and we expect will allow us to realize substantial savings, our continued reduction efforts may fail to achieve similar or continued savings. Although we believe, as of December 31, 2013, once fully implemented, these cost savings programs will produce additional estimated annual cost savings of $91.4 million we may not realize some or all of these projected savings without impacting our revenues. Our cost savings plans are intended to increase our effectiveness and efficiency in our operations without impacting our revenues and margins. Our cost savings plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual savings may differ materially from what we anticipate. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. In addition, our expected savings from procurement of goods may be affected by unexpected increases in the cost of raw materials. Furthermore, because we use our projected yet-to-be realized cost savings as a pro forma adjustment to calculate our LTM Adjusted EBITDA - Pro Forma, our actual Adjusted EBITDA would be reduced to the extent of the cost savings we do not achieve.
We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition, and results of operations.
We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, revenues and income from operations were negatively impacted during July 2006 in Atlantic City by a three-day government-imposed casino shutdown. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. For example, in Iowa, our ability to continue our gaming operations is subject to a referendum every eight years or at any time upon petition of the voters in the county in which we operate; the most recent referendum which approved our ability to continue to operate our casinos occurred in November 2010. In Maryland, we will have to reapply for our license on the fifteenth anniversary of the opening of Horseshoe Baltimore. There can be no assurance that continued gaming activity will be approved in any referendum in the future. If we do not obtain the requisite approval in any future referendum, we will not be able to operate our gaming operations in Iowa, which would negatively impact our future performance.
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
Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions.  For example, recent events in connection with our role with the proposed development of a casino gaming facility by Sterling Suffolk Racecourse, LLC (“Sterling Suffolk”), owner of Suffolk Downs racecourse in East Boston, Massachusetts, have resulted in reviews in several other jurisdictions arising out of a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau

for the Massachusetts Gaming Commission (the “Bureau”) in October 2013.  That report raised certain issues for consideration when evaluating our suitability as a qualifier in Massachusetts and made a recommendation that we had not met our burden by clear and convincing evidence to establish our suitability. Although we strongly disagree with the director’s recommendation, we withdrew our application as a qualifier in Massachusetts at the request of Sterling Suffolk. Neither we nor our affiliates were found unsuitable by any licensing authority, but other gaming regulatory agencies have asked for information about the issues raised in the report from the Bureau, and we are in the process of providing that information.  We cannot assure you that existing or future jurisdictions would not raise similar questions with respect to our suitability arising out of the Bureau’s report, or with respect to matters that may arise in the future, and we cannot assure you that such issues will not adversely affect us or our financial condition.
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
In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. For additional information on the criteria used in making determinations regarding suitability, see "Governmental Regulation."
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
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for investment purposes only. Under Maryland gaming laws, we may not sell or otherwise transfer more than 5% of the legal or beneficial interest in Horseshoe Baltimore without the approval of the Maryland Lottery and Gaming Control Commission, or the Maryland Commission, after the Maryland Commission determines that the transferee is qualified or grants the transferee an institutional investor waiver.
Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest. In Indiana, for example, a person may not have an ownership interest in more than two Indiana riverboat owner's licenses, and in Maryland an individual or business entity may not own an interest in more than one video lottery facility.
If we are unable to effectively compete against our competitors, our profits will decline.
The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market that we participate may have greater financial, marketing, or other resources than we do, and there can be no assurance that they will not engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot ensure that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations, and cash flow.
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, SLS Las Vegas, a 1,600 room hotel and casino, is expected to open in Fall 2014 on the northern end of the Strip near Circus Circus, and the Genting Group has announced plans to develop a 3,500 room hotel and 175,000 square foot casino called Resorts World Las Vegas, which is expected to open in 2016 on the northern end of the Strip near Circus Circus. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park is expected to be complete in 2014, with the arena expected to be complete in 2016. Additionally, SkyVue, a proposed 500-foot observation wheel, has been in construction since 2012. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, including other arenas, observation wheels and a roller coaster, however, there are no details as to when or if these projects will be complete. We also face increased competition in Atlantic City, as Revel, a resort and casino, opened in May 2012. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada. In addition, our operations located in New Jersey may be adversely impacted by the expansion of gaming in Maryland, New York and Pennsylvania, and our operations located in Nevada may be adversely impacted by the expansion of gaming in California.

Theoretical win rates for our casino operations depend on a variety of factors, some of which are beyond our control.

The gaming industry is characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond our control, such as a player's skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from theoretical win rates and could result in the winnings of our gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, have the potential to negatively impact our actual win rates, which may adversely affect our business, financial condition, results of operations and cash flows.

We face the risk of fraud and cheating.

Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

Use of the "Caesars" brand name, or any of our other brands, by entities other than us could damage the brands and our operations and adversely affect our business and results of operations.

Our "Caesars" brand remains the most recognized casino brand in the world and our operations benefit from the global recognition and reputation generated by our brands. Generally, we are actively pursuing gaming and non-gaming management, branding, and development opportunities in Asia and other parts of the world where our brands and reputation are already well-recognized assets. In addition, we will continue to expand our World Series of Poker tournaments to international jurisdictions where we believe there is a likelihood of legalization of online gaming, in order to grow the brand’s awareness. In connection with such opportunities, we intend to grant third parties licenses to use our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the "Caesars" and the "World Series of Poker" brand names, or any of our other brands, by third parties outside of our exclusive control.

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

We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis and judgments in such jurisdictions on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

The acquisition, development and construction of new hotels, casinos and gaming and non-gaming venues and the expansion of existing ones could have an adverse effect on our business, financial condition and results of operations due to various factors including delays, cost overruns and other uncertainties.

We intend to develop, construct and open or acquire new hotels, casinos and other gaming venues, and develop and manage non-gaming venues, in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third party debt, the incurrence of contingent liabilities and an increase in depreciation and amortization expense, which could have an adverse effect upon our business, financial condition, results of operations and cash flow. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as our recent construction of the Octavius Tower and redevelopment of the Nobu Tower at Caesars Palace in Las Vegas, the planned redevelopment of The Cromwell (formerly Bill's Gamblin' Hall & Saloon) in Las Vegas, the development and construction of Horseshoe Baltimore and the development and construction of non-gaming venues such as the LINQ project in Las Vegas, are susceptible to various risks and uncertainties, such as:

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
Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the businesses of such acquired company with our businesses. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies, including our 2010 acquisition of Planet Hollywood in Las Vegas, include, among others:

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
Some of our properties are located outside the United States, our acquisitions of London Clubs in 2006 and Playtika in 2011 have increased the percentage of our revenue derived from operations outside the United States. International operations are subject to inherent risks including:

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

We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws (“AML”) or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, one of our subsidiaries received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating one of our subsidiaries, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act based on a BSA examination of Caesars Palace previously conducted by the Internal Revenue Service to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, there is an ongoing federal grand jury investigation regarding AML matters. We are cooperating fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
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
Acts of terrorism, war, natural disasters, severe weather and political, economic and military conditions may impede our ability to operate or may negatively impact our financial results.
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan and/or Syria or other countries throughout the world will continue to directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt were negatively affected from the uprising there in January 2011. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted.
In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted. Harrah's Atlantic City was closed during a busy summer weekend in August 2011 due to Hurricane Irene and was closed for five days in October and November 2012 due to Hurricane Sandy. Our results of operations were significantly impacted by the closure due to Hurricane Sandy. In addition, Hurricane Sandy substantially impacted tourism in New Jersey, including Atlantic City, and the level of tourism has not yet recovered.
In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance, such as our August 2011 closing and October and November 2012 closings in Atlantic City.
Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position.
As our operations depend in part on our customers' ability to travel, severe or inclement weather can also have a negative impact on our results of operations.
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
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets, which could negatively affect our future profits.
We perform our annual impairment assessment of goodwill as of October 1, or more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA") and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry.
We will also perform an annual impairment assessment of other non-amortizing intangible assets as of October 1, or more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.
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
We are dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in impairment charges during the years ended December 31, 2013, 2012, and 2011, and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.
We may be required to pay our future tax obligation on our deferred cancellation of debt income.
Under the American Recovery and Reinvestment Act of 2009, or the ARRA, we received temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $3.5 billion for tax purposes (net of Original Issue Discount ("OID") interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). We are required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. Alternatively, the deferred CODI, net of deferred OID, could be accelerated into taxable income in a year an impairment transaction occurs. To the extent that our federal taxable income exceeds our available federal net operating loss carry forwards in those years, we will have a cash tax obligation. Our tax obligations related to CODI could be substantial and could materially and adversely affect our cash flows as a result of tax payments. For more information on the debt that we reacquired in 2009 and 2010, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Factors Affecting Net Income."
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
CGP LLC's interests may conflict with our interests.
The interests of CGP LLC could conflict with our interests. CGP LLC is in a similar business to us and is required to first provide any potential development opportunities to us. However, we may decide to decline the opportunity for the Company’s business and permit CGP LLC to pursue the development opportunity. A committee of our board of directors comprised of disinterested directors will consider potential development opportunities provided to us by CGP LLC. If the committee declines an opportunity, that opportunity will be available to CGP LLC and will not be available to our businesses. As a result, our business and growth prospects could be negatively impacted. Furthermore, the consideration of business opportunities may create potential or perceived conflicts of interests between our and CGP LLC's businesses. While we may retain a portion of the financial stake in any management fee to be received in connection with an opportunity provided to CGP LLC, there can be no assurances that such opportunity will be successful or that we will receive the expected fees from any opportunity.
Although certain employees of each of the Sponsors are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment or CAC and have no obligation to present such opportunity to Caesars Entertainment or CAC.
There may be a significant degree of difficulty in operating CGP LLC's business separately from our business, and managing that process effectively could require a significant amount of management's time.
The separation from CGP LLC's business from our business could cause an interruption of, or loss of momentum in, the operation of our businesses. Management may be required to devote considerable amounts of time to the separation, which will decrease the time they will have to manage their ordinary responsibilities. If management is not able to manage the separation effectively, or if any significant business activities are interrupted as a result of the separation, our businesses and operating results could suffer.
We provide corporate services, back-office support and advisory and business management services through a management services agreement to CGP LLC and Growth Partners properties, and have also recently announced the formation of a new services joint venture, the purpose of which includes the common management of the enterprise-wide intellectual property, each of which may require a significant amount of our resources and management to devote its time to efforts other than our business, which could negatively impact our business and prospects.
Pursuant to a management services agreement, we provide corporate services, back-office support and advisory business management services to CAC and CGP LLC. Neither CAC nor CGP LLC has any employees and each of them only has a short history of operating casinos or online entertainment. In addition, on March 3, 2014, we announced the formation of a new services joint venture, the purpose of which includes the common management of enterprise-wide intellectual property, pursuant to which, among other things, CEOC will provide to the new services joint venture a non-exclusive, irrevocable, royalty-free license that includes the intellectual property that CEOC and its affiliates own but are used in the operation of CGP LLC assets under shared services agreements. Therefore, the business and operations of CAC and CGP LLC are dependent on the services provided by us, and ultimately by the new services joint venture, and may require a significant amount of our resources and devotion of our management's time. The additional demands associated with our providing advisory and management services to CAC and CGP LLC may impact regular operations of our business by diverting our resources and the attention of some of our senior management team away from revenue producing activities, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Any of these effects could harm our business, financial condition and results of operations.

Work stoppages and other labor problems could negatively impact our future profits.

Some of our employees are represented by labor unions. The collective bargaining agreements covering most of our Las Vegas union employees expired on May 31, 2013.  A new five year agreement was finalized in January 2014, which includes a no strike provision for the term of the contract.  Based on the contract recently agreed upon covering the other Caesars’ Las Vegas properties, we are hopeful that The Quad negotiations produce a new agreement without any work disruptions.  However, the possibility of a work stoppage or disruption is always present in such circumstances.  In such instance, such a labor dispute could have a material impact on our operations.

Later this year, several collective bargaining agreements covering most of our union employees in Atlantic City will expire.  We will begin negotiations for renewal agreements in the near future and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage.  In the event of a strike, it is possible that such actions could have a material impact on our operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have achieved some success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our profits.
We may be subject to material environmental liability, including as a result of unknown environmental contamination.
The casino properties business is subject to certain federal, state and local environmental laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, and which also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Certain of these environmental laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances. Should unknown contamination be discovered on our property, or should a release of hazardous substances occur on our property, we could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury or investigation and cleanup costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair our ability to use the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect us even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business.
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

The success of third parties adjacent to our properties is important to our ability to generate revenue and operate our business and any deterioration to their success could materially adversely affect our revenue and result of operations.
In certain cases, we do not own the businesses and amenities adjacent to our properties. However, the adjacent third-party businesses and amenities stimulate additional traffic through our complexes, including the casinos, which are our largest generators of revenue. Any decrease in the popularity of, or the number of customers visiting, these adjacent businesses and amenities may lead to a corresponding decrease in the traffic through our complexes, which would negatively affect our business and operating results. Further, if newly opening properties, such as The Cromwell, are not as popular as expected, we will not realize the increase in traffic through our properties that we expect as a result of their opening, which would negatively affect our business projections.
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
Deloitte & Touche LLP ("Deloitte") is our independent registered public accounting firm. In April 2013, Deloitte advised Caesars Entertainment that a retired Deloitte partner who was formerly the advisory partner on Deloitte's audit engagement for Caesars Entertainment during most of 2009 (a period not covered in this filing) is the subject of a formal investigation by the SEC. During 2009, this individual engaged in gaming activities at a Caesars Entertainment casino. Deloitte conducted a review of these gaming activities and this individual's role as advisory partner and reported to the Audit Committee of Caesars Entertainment its conclusion that the individual's activities did not at any time impair Deloitte's independence, because, among other considerations, these activities were not inconsistent with the SEC's independence rules and furthermore he had no substantive role in any audit or review concerning Caesars Entertainment. After Caesars Entertainment conducted its own independent review with the assistance of outside counsel, the Caesars Entertainment Audit Committee, in early May 2013, accepted Deloitte's report and concurred with Deloitte's conclusion that Deloitte's independence was and is not impaired.
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
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either "critical" or "endangered" as those terms are defined in the PPA. Specifically, the Pension Plan of the UNITED HERE National Retirement Fund is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a withdrawal by us, which we consider from time to time, or a mass withdrawal or insolvency of contributing employers, we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities. Any termination of a multi-employer plan, or mass withdrawal or insolvency of contributing employers, could require us to contribute an amount under a plan of rehabilitation or surcharge assessment that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
An active trading market for our common stock may not develop.

Prior to our listing in February 2012, there was no public market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. The Sponsors own approximately 63.9% of our common stock and while the shares are eligible for resale, currently such shares are not available for the public market.  As a result, our shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. If an active trading market does not develop, owners of our common stock may have difficulty selling any of our common stock.
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
As of March 1, 2014, there were 137,161,183 shares outstanding, all of which are the same class of voting common stock. All of the outstanding shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended ("Securities Act"), subject to volume limitations, applicable holding period requirements or other contractual restrictions. The Sponsors have the ability to cause us to register the resale of its shares, and our management members who hold shares will have the ability to include their shares in such registration.
In October 2013, we sold 10,340,418 shares of our common stock in a public offering a price of $19.40 per share. We may issue shares of common stock or other securities from time to time as consideration for future acquisitions and investments or for any other reason that our board of directors deems advisable. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of common stock or other securities in connection with any such acquisitions and investments.
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
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent a holder of our common stock from being able to sell their shares. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects, along with that of CGP LLC;

•	our quarterly or annual earnings, together with those of CGP LLC, or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team;

•	the expiration of contractual lockup agreements; and

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

We are a "controlled company" within the meaning of the NASDAQ rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
Hamlet Holdings controls a majority of our voting common stock. As a result, we are a "controlled company" within the meaning of NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and we have elected not to comply with certain NASDAQ corporate governance requirements, including:

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
Provisions of our bylaws and our certificate of incorporation may delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our directors. These provisions include:

•	establishing a classified board of directors;

•	establishing limitations on the removal of directors;

•	permitting only an affirmative vote of at least two-thirds of the Board to fix the number of directors;

•	prohibiting cumulative voting in the election of directors;

•	empowering only the Board to fill any vacancy on the Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorizing the issuance of "blank check" preferred stock without any need for action by stockholders;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholders from acting by written consent if less than 50.1% of our outstanding common stock is controlled by the Sponsors;

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
PRIVATE SECURITIES LITIGATION REFORM ACT
This Form 10-K contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," "present," "preserve," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the ability to realize the expense reductions from our cost savings programs, including the program to increase its working capital and excess cash by $500 million;

•	the sale of the casinos named in this filing may not be consummated on the terms contemplated or at all;

•	the financial results of CGP LLC’s business;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer-tracking, customer loyalty and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•
changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	our ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, competition for new licenses and operating and market competition;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, or any other factor;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•
severe weather conditions or natural disasters, including losses therefrom, including losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of its facilities, such as the amount of losses and disruption to us as a result of Hurricane Sandy in late October 2012;

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

•	the effects of environmental and structural building conditions relating to our properties;

•	access to insurance on reasonable terms for our assets;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under "Risk Factors" above.
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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Summary of Property Information as of December 31, 2013

Region/Property	Location	Entity Structure	Type of Casino	(a) Casino Space– Sq. Ft.	(a) Slot Machines	(a) Table Games	(a) Hotel Rooms & Suites
LAS VEGAS REGION
Harrah’s Las Vegas	Las Vegas, Nev.	CERP	Land-based	90,600	1,280	100	2,530
Rio All-Suites Hotel & Casino	Las Vegas, Nev.	CERP	Land-based	117,300	1,070	90	2,520
Caesars Palace	Las Vegas, Nev.	CEOC	Land-based	139,200	1,310	190	4,250
Paris Las Vegas	Las Vegas, Nev.	CERP	Land-based	95,300	1,020	100	2,920
Bally’s Las Vegas (q)	Las Vegas, Nev.	CEOC	Land-based	66,200	1,000	70	2,810
Flamingo Las Vegas	Las Vegas, Nev.	CERP	Land-based	72,300	1,220	120	3,460
The Quad Resort & Casino (b)(k)(q)	Las Vegas, Nev.	CEOC	Land-based	44,600	760	60	2,550
The Cromwell (m)(q)	Las Vegas, Nev.	CEOC	Land-based	—	—	—	—
Hot Spot Oasis	Las Vegas, Nev.	CEOC	Land-based	1,000	15	—	—
Planet Hollywood Resort & Casino	Las Vegas, Nev.	CGP	Land-based	64,500	1,100	90	2,500

ATLANTIC COAST REGION
Harrah’s Atlantic City	Atlantic City, N.J.	CERP	Land-based	154,500	2,320	180	2,590
Showboat Atlantic City	Atlantic City, N.J.	CEOC	Land-based	108,900	2,180	110	1,330
Bally’s Atlantic City (o)	Atlantic City, N.J.	CEOC	Land-based	105,700	2,080	140	1,750
Caesars Atlantic City	Atlantic City, N.J.	CEOC	Land-based	111,800	2,100	150	1,140
Harrah’s Philadelphia (f)	Chester, Pa.	CEOC	Harness racing and land- based casino	112,600	2,800	130	—
Horseshoe Baltimore (l)	Baltimore, Md.	CGP	Land-based	—	—	—	—

OTHER U.S. REGION
Harrah’s Laughlin	Laughlin, Nev.	CERP	Land-based	56,000	940	40	1,510
Harrah’s Reno	Reno, Nev.	CEOC	Land-based	40,200	750	40	930
Harrah’s Lake Tahoe	Lake Tahoe, Nev.	CEOC	Land-based	45,100	830	70	510
Harveys Lake Tahoe	Lake Tahoe, Nev.	CEOC	Land-based	44,200	740	70	740
Harrah’s Joliet (c)	Joliet, Ill.	CEOC	Dockside	38,900	1,130	30	200
Horseshoe Hammond	Hammond, Ind.	CEOC	Dockside	108,200	2,970	155	—
Harrah’s Metropolis	Metropolis, Ill.	CEOC	Dockside	31,000	1,150	30	260
Horseshoe Southern Indiana	Elizabeth, Ind.	CEOC	Dockside	86,600	1,730	110	500
Harrah’s Council Bluffs	Council Bluffs, Iowa	CEOC	Land-based	25,000	590	20	250
Horseshoe Council Bluffs (d)	Council Bluffs, Iowa	CEOC	Greyhound racing and land- based casino	78,800	1,610	70	—
Horseshoe Tunica	Tunica, Miss.	CEOC	Dockside	63,000	1,280	90	510
Harrah’s Tunica	Tunica, Miss.	CEOC	Dockside	136,000	1,280	70	1,360
Tunica Roadhouse Hotel & Casino	Tunica, Miss.	CEOC	Dockside	31,000	750	30	130
Grand Casino Biloxi	Biloxi, Miss.	CEOC	Dockside	31,300	750	30	490
Harrah’s North Kansas City	N. Kansas City, Mo.	CEOC	Dockside	60,100	1,500	60	390
Harrah’s New Orleans (q)	New Orleans, La.	CEOC	Land-based	125,100	1,820	140	450
Louisiana Downs (e)	Bossier City, La.	CEOC	Thoroughbred racing facility and land-based casino	12,000	1,050	—	—
Horseshoe Bossier City	Bossier City, La.	CEOC	Dockside	29,300	1,370	70	600

Region/Property	Location	Entity Structure	Type of Casino	(a) Casino Space– Sq. Ft.	(a) Slot Machines	(a) Table Games	(a) Hotel Rooms & Suites
MANAGED, INTERNATIONAL & OTHER REGION
Horseshoe Cincinnati (j)	Cincinnati, Ohio	CEOC	Land-based	100,000	1,990	120	—
Harrah’s Ak-Chin (g)	Phoenix, Ariz.	CEOC	Indian Reservation	48,800	1,110	30	300
Horseshoe Cleveland (j)	Cleveland, Ohio	CEOC	Land-based	96,000	1,780	120	—
ThistleDown Racino (j)	Cleveland, Ohio	CEOC	Land-based	71,700	1,150	—	—
Harrah’s Cherokee (g)	Cherokee, N.C.	CEOC	Indian Reservation	176,800	3,680	150	1,110
Harrah’s Rincon(g)	San Diego, Calif.	CEOC	Indian Reservation	72,900	1,710	70	660
Conrad Punta del Este Resort and Casino (n)	Uruguay	CEOC	Land-based	—	—	—	—
Caesars Windsor (h)	Ontario, Canada	CEOC	Land-based	100,000	2,270	90	760
Golden Nugget (p)	United Kingdom	CEOC	Land-based	5,100	50	20	—
Playboy Club London	United Kingdom	CEOC	Land-based	6,200	30	20	—
The Sportsman	United Kingdom	CEOC	Land-based	5,200	40	20	—
Rendezvous Brighton	United Kingdom	CEOC	Land-based	7,800	70	30	—
Rendezvous Southend-on-Sea	United Kingdom	CEOC	Land-based	8,700	50	20	—
Manchester235	United Kingdom	CEOC	Land-based	11,500	40	40	—
The Casino at the Empire	United Kingdom	CEOC	Land-based	20,900	120	50	—
Alea Nottingham	United Kingdom	CEOC	Land-based	10,000	50	20	—
Alea Glasgow	United Kingdom	CEOC	Land-based	15,000	50	30	—
The London Clubs Cairo-Ramses (g)	Egypt	CEOC	Land-based	2,700	40	20	—
Caesars Cairo (g)	Egypt	CEOC	Land-based	5,500	30	20	—
Emerald Safari (i)	South Africa	CEOC	Land-based	37,700	550	40	190
____________________

(a)	Approximate, except for Hot Spot Oasis.

(b)	Includes O'Shea's Casino. O'Shea's Casino reopened in December 2013 as part of The Quad Resort & Casino.

(c)	We have an 80% ownership interest in and manage this property.

(d)
The property is owned by the Company, leased to the operator, and managed by the Company for the operator for a fee pursuant to an agreement that expires in October 2024. This information includes the Bluffs Run greyhound racetrack that operates at the property.

(e)	We own a 49% share of a venture that owns a 150-room hotel located near the property.

(f)	Prior to May 2012, this property operated under the Harrah's Chester name. We have a 99.5% ownership interest in and manage this property.

(g)	Managed.

(h)	We operate this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(i)	We have a 70% ownership interest in and manage this property.

(j)	We manage this property and have a 20% interest in ROC which owns this property.

(k)	Prior to December 2012, this property operated under the name Imperial Palace Hotel and Casino.

(l)	We have a joint venture interest in this property, which is under development, and will manage the property when it opens, which is expected in the third quarter of 2014.

(m)
This property was formerly Bill's Gamblin' Hall & Saloon. It temporarily closed in early February 2013 to accommodate renovations. The renovated hotel and casino are expected to reopen in the second quarter 2014.

(n)
On May 31, 2013, the Company sold 45% of its equity interest in Conrad Punta del Este and, as a result of this transaction, we no longer consolidate its results, but instead account for it as an equity method investment. The results of Conrad Punta del Este are being included in consolidated results through May 31, 2013 and the equity method income or loss is included in income/(loss) from operations beginning June 1, 2013.

(o)	In October 2013, the Company entered into an agreement to sell its 500-room Claridge Hotel Tower adjacent to Bally's in Atlantic City. The sale was completed in February 2014.

(p)	We closed this casino in February 2014.

(q)	Subsequent to year end, the Company announced the agreement to sell this property to CGP LLC. See Note 24.

ITEM 3.    Legal Proceedings
Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Effective February 8, 2012, our common stock trades on the NASDAQ under the symbol "CZR." The following table sets forth the high and low sales prices for our common stock on the NASDAQ for each quarter during 2013 and 2012.

	2013		2012
	High	Low	High	Low
First Quarter	$18.37	$7.00	$17.90	$9.00
Second Quarter	17.77	11.84	15.74	11.03
Third Quarter	26.57	13.35	11.67	6.38
Fourth Quarter	22.50	16.25	8.25	4.52
As of March 1, 2014, there were 137,161,183 shares of common stock issued and outstanding that were held by 156 stockholders of record.
To date, we have not paid a cash dividend. Certain of our borrowings have covenants and requirements restricting or limiting the ability of Caesars and its subsidiaries to, among other things, pay dividends on or make distributions in respect of their capital stock or make other restricted payments. See Note 9, "Debt," for additional information on our covenants and restrictions.
There have not been any sales by the Company of equity securities during the years ended December 31, 2013, 2012, or 2011, that have not been registered under the Securities Act. In addition, the Company did not repurchase shares of our common stock during the three months ended December 31, 2013.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones U.S. Gambling Total Stock Market Index ("Dow Jones U.S. Gambling") for the period beginning on February 8, 2012, (the date our common stock commenced trading on the NASDAQ Global Select Market) and ending on December 31, 2013. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and in each index on February 8, 2012, and the reinvestment of all dividends, as applicable.

		As of December 31,
	2/8/2012	2012	2013
CZR	$100.00	$44.96	$139.96
S&P 500 Index	100.00	107.85	142.78
Dow Jones U.S. Gambling	100.00	98.69	168.43

Past stock price performance is not necessarily indicative of future results. The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information
In February 2008, our Board of Directors approved the Harrah's Entertainment, Inc. Management Equity Incentive Plan, as amended, (the "2008 Incentive Plan") and granted options to purchase our common stock to certain of our officers and employees. In February 2012, our Board of Directors adopted the 2012 Performance Incentive Plan, as amended (the "2012 Incentive Plan"), which is more fully discussed in Note 20, "Stock-Based Compensation."

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options or vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (3)
Stock Options (1)	8,463,811	$12.09	5,613,580
Restricted Stock (2)	1,528,534	—	N/A
____________________

(1)
The weighted average remaining contractual life for the options set forth in this row is 8.5 years. The number of securities to be issued upon exercise of outstanding options includes 231,918 shares related to a rollover option initially signed with an executive on January 27, 2008, that provided for the conversion of options to purchase shares of the Company prior to the Acquisition into options to purchase shares of the Company following the Acquisition (the "2008 Rollover Options"), which had an expiration date of June 17, 2012. On April 16, 2012, the Human Resources Committee of our Board of Directors approved an award to replace the 2008 Rollover Options with an option to purchase an equal amount of shares of our common stock pursuant to the 2012 Performance Incentive Plan (the "2012 Rollover Options"). The 2012 Rollover Options are fully vested, expire in April 2022 and were issued under the 2012 Incentive Plan.

(2)	The shares of restricted common stock are issued under the 2012 Incentive Plan.

(3)
Under the 2012 Incentive Plan, the type and form of awards that can be granted includes, but is not limited to, stock options, stock appreciation rights, restricted stock awards and restricted stock units.

ITEM 6.    Selected Financial Data
The following selected financial data should be read in conjunction with the consolidated financial statements and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10‑K.

(In millions, except per share data)	2013 (1)	2012 (1)	2011 (1)	2010 (1)	2009 (1)
OPERATING DATA
Net revenues	$8,559.7	$8,580.4	$8,566.6	$8,547.0	$8,616.0
Write-downs, reserves, and project opening costs, net of recoveries	104.4	99.7	73.8	149.7	107.8
Impairment of intangible and tangible assets	3,018.9	1,074.2	32.8	184.0	1,638.0
Income/(loss) from operations (1)	(2,234.6)	(319.9)	782.5	476.2	(695.5)
Gain/(loss) on early extinguishment of debt	(29.8)	136.0	47.9	115.6	4,965.5
Income/(loss) from continuing operations, net of income taxes(1)	(2,909.8)	(1,388.2)	(731.4)	(855.6)	790.2
Income/(loss) from discontinued operations, net of income taxes	(30.0)	(114.6)	27.3	21.8	32.5
Net income/(loss) (1)	(2,939.8)	(1,502.8)	(704.1)	(833.8)	822.7
Net income/(loss) attributable to Caesars (1)	(2,948.2)	(1,508.1)	(725.0)	(841.6)	803.9
COMMON STOCK DATA
Basic earnings/(loss) per share from:
Continuing operations	$(22.70)	$(11.12)	$(6.02)	$(8.69)	$5.88
Discontinued operations	(0.23)	(0.92)	0.22	0.22	0.16
Net income/(loss)	$(22.93)	$(12.04)	$(5.80)	$(8.47)	$6.04
Diluted earnings/(loss) per share from:
Continuing operations	$(22.70)	$(11.12)	$(6.02)	$(8.69)	$3.68
Discontinued operations	(0.23)	(0.92)	0.22	0.22	0.16
Net income/(loss)	$(22.93)	$(12.04)	$(5.80)	$(8.47)	$3.84
FINANCIAL POSITION DATA
Total assets	$24,688.9	$27,998.1	$28,515.6	$28,587.7	$28,979.2
Long-term debt, book value	20,918.4	20,532.2	19,759.5	18,785.5	18,868.8
Noncontrolling interests (2)	1,218.2	80.1	46.7	39.8	55.9
Stockholders’ equity/(deficit) (1)	(3,122.0)	(411.7)	1,006.7	1,632.8	(922.9)
___________________

(1)
As discussed in Note 21, "Employee Benefit Plans," we elected to change our method of accounting for actuarial gains and losses for our pension plan in the United Kingdom to a more preferable method permitted under GAAP. We applied this accounting change retrospectively to all periods presented on the noted line items. Also included in this retrospective application was the correction of immaterial errors. The increase to pension expense as a result of the accounting change and error correction was $9.9 million in 2013, $10.6 million in 2012, $37.4 million in 2011, $10.5 million in 2010, and $23.7 million in 2009. The impact on basic and diluted earnings per share was $0.07 in 2013, $0.09 in 2012, $0.30 in 2011, and $0.11 in 2010. For the year ended December 31, 2009, the impact on basic and diluted earnings per share was $0.33 and $0.11, respectively.

(2)	The increase in noncontrolling interests in 2013 was primarily a result of the CGP LLC transaction, see Note 5.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto and other financial information included elsewhere in this Form 10-K. Note references are to the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data." Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Item 1A. Risk Factors— PRIVATE SECURITIES LITIGATION REFORM ACT" of this report.
Overview
We believe we are the world’s most diversified casino-entertainment provider and the most geographically diverse U.S. casino-entertainment company. As of December 31, 2013, we owned and operated, or managed, through various subsidiaries, 52 casinos in 13 U.S. states and 5 countries. Of the 52 casinos, 39 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 13 international casinos are land-based casinos, most of which are located in England. See Item 2, "Properties."
As of December 31, 2013, our facilities had an aggregate of approximately three million square feet of gaming space and approximately 42,000 hotel rooms. Our industry-leading customer loyalty program, Total Rewards, has approximately 45 million members. We use the Total Rewards system to market promotions and to generate customer play across our network of properties. In addition, we operate an online gaming business that provides certain real money games in Nevada, New Jersey, and the United Kingdom; "play for fun" offerings in other jurisdictions; social games on Facebook and other social media websites and mobile application platforms, such as Slotomania. We also operate the World Series of Poker tournament and brand.
2013 - Key Business Initiatives and Financing Transactions
In 2013, we made considerable progress in our efforts to add to and enhance our hospitality and entertainment offerings and invest in many of our assets, particularly in Las Vegas. We also have continued to focus on our efforts to address our capital structure and liquidity positions throughout this past year. As part of these efforts, in the fourth quarter of 2013 Caesars consummated two transactions, (1) creating our new CERP financing structure, formed from the prior CMBS financing structure assets plus the addition of Linq and Octavius, acquired from CEOC, and (2) the closing of transactions forming the new CGP LLC, which we have a majority economic interest and certain management rights and consolidate as a variable interest entity. We will continue to place the improvement of the company’s financial position as a key priority in 2014 as we focus particularly on the financial health of Caesars Entertainment Operating Company. For additional details on these transactions, see Note 5, "Caesars Growth Partners, LLC Transactions," and Note 9, "Debt."
In addition to the two transactions above, in 2013, we also completed the following financing transactions:

•
In January and February 2013, CEOC converted $133.9 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans and terminated $133.9 million principal amount of revolving commitments of extending lenders.

•
We completed the offering of $1,500 million aggregate principal amount of 9% senior secured notes due 2020, the proceeds were used to repay $1,433.3 million of CEOC's existing term loans at par. In connection with this offering, CEOC received the requisite lenders’ consent and entered into a bank amendment to its Credit Facilities to, among other things: (i) use the net cash proceeds of the February 2013 notes offering to repay a portion of CEOC’s existing term loans; (ii) obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017, which received all required regulatory approvals in April 2013, (iii) increase the accordion capacity under the Credit Facilities by an additional $650.0 million (which may be used to, among other things, establish extended revolving facility commitments under the Credit Facilities); (iv) modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the notes issued in February 2013; and (v) modify certain other provisions of the Credit Facilities.

Property Matters

•	The Cromwell temporarily closed in early February 2013 for renovations. The renovated hotel and casino are expected to reopen in the second quarter 2014.

•	In March 2013, the 100,000-square-foot Horseshoe Cincinnati casino in Ohio opened, which we manage for ROC under a management agreement.

•	In April 2013, the 71,700-square-foot ThistleDown Racino near Cleveland, Ohio opened its video lottery operations. We manage this facility for ROC under a management agreement.

•
In May 2013, we sold 45% of our subsidiary that owns and operates the Conrad Punta del Este in Uruguay, in exchange for total consideration of $139.5 million. We received $50.4 million in cash (net of $29.7 million of cash deconsolidated), a note receivable of $31.9 million, and a 4.5% equity stake in the acquiring entity.

•	In October 2013, the Company entered into an agreement to sell its 500-room Claridge Hotel Tower adjacent to Bally's in Atlantic City. The sale was completed in February 2014.

•
In November 2013, we completed the sale of our interests in the Macau Land Concession for a total sales price of $438.0 million, which yielded net proceeds of $424.9 million to CEOC after commissions and customary closing costs.

•
In December 2013, we opened the first phase of the LINQ, a $550 million outdoor retail, dining and entertainment district on the east side of the Las Vegas Strip between the Flamingo Las Vegas and The Quad Resort and Casino. Once construction is complete, the LINQ will feature the world’s largest observation wheel, called "The High Roller."

Operating Results - Detailed Information
As described in Note 21, "Employee Benefit Plans," in the fourth quarter of 2013, we elected to change our method of accounting for actuarial gains and losses for our pension plan in the United Kingdom to a preferable method permitted under GAAP. We believe this change was preferable because it will result in a method of amortization of gains and losses that accelerates recognition of such gains and losses into net income for events that have already occurred. We have applied this change in accounting principle retrospectively. In addition, we made other immaterial corrections to the accounting for the pension plan.
We perform impairment assessments on our goodwill and non-amortizing intangible assets at least annually, but more frequently if impairment indicators exist. We also review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of an asset (or asset group) may not be recoverable from the estimated future cash flows of that asset (or asset group). We incorporate estimates of our future performance into these assessments, such as EBITDA, revenues, cash flows, and other market factors, the results of which can often be different from our projections. Based upon the results of these assessments, we recorded impairments totaling $3,018.9 million, $1,074.2 million, and $32.8 million during 2013, 2012, and 2011, respectively related to tangible assets, goodwill, and other intangible assets. The 2013 impairment charges were driven by charges totaling $2,444.5 million in the Atlantic Coast region due to the continued weakness in visitation resulting largely from intense regional competition. In addition, we have experienced negative trends in operating results in certain other markets, which resulted in impairment charges in addition to those in the Atlantic Coast region totaling $574.4 million in 2013. The 2013 impairment charges are among the most material factors causing the significant unfavorable net earnings variances in 2013 compared with 2012. As a result of the factors leading to the impairment charges described above, notably property visitation trends resulting in part from continued competitive pressures, we continue to consider our participation strategies regionally to better align capacity with demand, which could result in the sale or closure of properties.
Consolidated Operating Results

	Years Ended December 31,			Percent Favorable/(Unfavorable)
(Dollars in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Casino revenues	$5,808.8	$6,243.0	$6,389.9	(7.0)%	(2.3)%
Net revenues	$8,559.7	$8,580.4	$8,566.6	(0.2)%	0.2%
Income/(loss) from operations	$(2,234.6)	$(319.9)	$782.5	(598.5)%	(140.9)%
Loss from continuing operations, net of income taxes	$(2,909.8)	$(1,388.2)	$(731.4)	(109.6)%	(89.8)%
Income/(loss) from discontinued operations, net of income taxes	$(30.0)	$(114.6)	$27.3	73.8%	(519.8)%
Net loss attributable to Caesars	$(2,948.2)	$(1,508.1)	$(725.0)	(95.5)%	(108.0)%
Operating margin (1)	(26.1)%	(3.7)%	9.1%	(22.4) pts	(12.8) pts
Property EBITDA (2)	$1,876.6	$2,028.1	$1,979.3	(7.5)%	2.5%
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of the Harrah's St. Louis casino (sold in November 2012), the Alea Leeds casino (closed in March 2013), and the subsidiaries that hold our land concession in Macau (sold in November 2013), all of which are presented as discontinued operations.

See footnotes following the Managed, International, and Other results discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Year ended December 31, 2013 compared with year ended December 31, 2012
Net Revenues
Net revenues were relatively unchanged in 2013 from 2012 as a $434.2 million decrease in casino revenues was largely offset by increases in pass-through reimbursable management costs, rooms, food and beverage, and other revenues, coupled with lower promotional allowances. Net revenues attributable to CIE increased from the prior year due to the combination of the Buffalo Studios acquisition and continued strength in the social and mobile games business. Las Vegas rooms and food and beverage revenues grew as a result of our increased investment in hospitality offerings in this market.
Casino revenues declined in large part due to the continued weakness seen in Atlantic City resulting from increased regional competition. Continued softness in the domestic gaming market in certain other U.S. regional markets outside of Nevada has also negatively impacted casino revenues, as has the sale of the Conrad. Slot volumes were down in virtually all domestic markets, while table volumes were relatively strong, primarily driven by baccarat in Las Vegas. Casino revenues were also negatively affected by increased variable marketing programs, such as REEL REWARDS, discounts, and free play, that are treated as a reduction of revenue, notably in the fourth quarter. On a consolidated basis, we experienced unfavorable hold in 2013 compared with 2012. See regional operating results for a more detailed discussion of these facts.
On a consolidated basis, rooms revenue increased $14.1 million, or 1.2%, and cash ADR increased by 9% to $99 in 2013 from $91 in 2012, primarily from the March 2013 introduction of resort fees at our Nevada properties. Occupancy rates decreased 2.0 percentage points to 88% in 2013.
Reimbursable management costs increased to $268.1 million from $67.1 million, when compared with the prior year, related to new managed properties, including Horseshoe Cleveland, which opened in May 2012, Horseshoe Cincinnati which opened in March 2013, ThistleDown Racino, which commenced video lottery terminal operations in April 2013, and the Caesars Windsor management company, which we are now consolidating since increasing our ownership in the management company from 50% to 100% in June 2012. Reimbursable management costs are presented on a gross basis as revenue and expense, thus resulting in no net impact on operating income.
Loss from Operations
Loss from operations was $2,234.6 million, compared with $319.9 million in 2012. During 2013, several indicators arose that required us to test our goodwill, intangible assets and tangible assets for impairment. As a result, we recorded impairments of tangible assets of $2,564.7 million, intangible assets of $349.9 million, and goodwill of $104.3 million in 2013, for a total of $3,018.9 million, compared with total impairments of $1,074.2 million in 2012.
Loss from operations also worsened due to the income impact of the decline in casino revenues, the write-off of our investment in Suffolk Downs in Massachusetts, and a $52.9 million charge for a contingent earnout liability in 2013 related to the Buffalo Acquisition. These items were partially offset by a $149.2 million decrease in depreciation expense resulting from assets that became fully depreciated early in the first quarter 2013.
Net Loss and EBITDA measures
Net loss attributable to Caesars was $2,948.2 million, compared with $1,508.1 million in 2012. In addition to the factors described above, 2013 net loss results include a $152.7 million increase in interest expense, partially offset by an $84.6 million favorable change in the loss from discontinued operations, net of income taxes, and a gain of $44.1 million related to the sale of 45% of Baluma S.A., which owns and operates the Conrad. Additionally, the loss on early extinguishment of debt was $29.8 million in 2013 compared with a gain on early extinguishment of debt of $136.0 million in 2012, driving an unfavorable change of $165.8 million. Casino revenues were 67.9% of net revenue as compared to 72.8% in 2012. These factors are further described in "Other Factors Affecting Net Income" that follows herein.
Property EBITDA decreased $151.5 million , or 7.5%, primarily driven by the income impact of the decline in casino revenues and the sale of Harrah's St. Louis. Further details on this non-GAAP financial measure follow herein.
Year ended December 31, 2012 compared with year ended December 31, 2011
Net revenues for 2012 increased $13.8 million, or 0.2%, from 2011 primarily due to growth in CIE's social and mobile games business and from Caesars' management companies, due in part to the opening of Horseshoe Cleveland in May 2012. These higher revenues were mostly offset by revenue declines in the Atlantic Coast Region resulting from continued competitive pressures in that region and hurricane-related property closures. All five properties in the Atlantic Coast Region had closures during the fourth quarter 2012 due to Hurricane Sandy, which made landfall on October 29, 2012. Harrah's Philadelphia reopened two days later and the Atlantic City properties reopened five days later.

For 2012, loss from operations was $319.9 million compared with income from operations of $782.5 million in 2011. This change was largely due to impairment charges that totaled $1,074.2 million, comprised primarily of intangible asset impairment charges of $195.2 million related to goodwill, $209.0 million related to trademarks and $33.0 million related to gaming rights, as well as tangible asset impairment charges of $450.0 million related to the tangible assets of one of the properties in the Atlantic Coast Region and $180.5 million related to a previously halted development project in Biloxi, Mississippi. By comparison, intangible and tangible asset impairment charges were $32.8 million in 2011. Also contributing to the loss from operations in 2012 was an increase in depreciation expense associated with the opening of the Octavius Tower at Caesars Palace Las Vegas in January 2012, and increased corporate expenses and write-downs, reserves, and project opening costs, net of recoveries.
Net loss attributable to Caesars for 2012 increased $783.1 million or 108.0% from 2011, primarily due to the increase in loss from operations and a net loss from our discontinued operations of $114.6 million, partially offset by increases in gains on early extinguishments of debt and the tax rate benefit as further described in "Other Factors Affecting Net Income" that follows herein.
Regional Operating Results - Consolidated
The executive officers of our company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of our company as one reportable segment. To provide more meaningful information than would be possible on either a consolidated basis or an individual property basis, the Company's casino properties and other operations have been grouped into four regions to facilitate discussion of our operating results for each of the regions, irrespective of which structure the properties belong. See Item 2, "Properties," for the properties within each region.
Regional Operating Results
Las Vegas

	Years Ended December 31,			Percent Favorable/(Unfavorable)
(Dollars in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Casino revenues	$1,569.3	$1,641.5	$1,582.5	(4.4)%	3.7%
Net revenues	$3,070.4	$3,029.9	$3,013.1	1.3%	0.6%
Income from operations	$527.2	$428.7	$495.5	23.0%	(13.5)%
Operating margin (1)	17.2%	14.1%	16.4%	3.1 pts	(2.3) pts
Property EBITDA (2)	$866.1	$806.3	$823.6	7.4%	(2.1)%
Year ended December 31, 2013 compared with year ended December 31, 2012
Net revenues increased 1.3% compared with 2012 on increases in rooms, food and beverage and other revenues, which were largely offset by the decline in casino revenues of $72.2 million, or 4.4%, compared with the prior year. Casino revenues in 2013 were affected by increased variable marketing programs and unfavorable hold when compared with 2012, while gaming volumes remained flat year over year.
Food and beverage revenues increased $55.0 million, or 6.9%, due to the addition of several new restaurants including Bacchanal Buffet and Nobu at Caesars Palace and the Gordon Ramsay-branded restaurants at Caesars Palace, Paris, and Planet Hollywood.
Rooms revenues increased $30.5 million, or 3.9%, primarily from resort fees, which contributed to an increase in cash ADR to $102 in 2013 from $92 in 2012. However, the region's occupancy declined 2.5 percentage points to 92% in 2013, primarily due to lower group business.
Income from operations increased $98.5 million, or 23.0%, primarily due to the net revenue increases described above and decreases in casino expenses and depreciation expense.
Property EBITDA increased $59.8 million, or 7.4%, mainly due to the income impact of higher net revenues. Further details on this non-GAAP financial measure follow herein.

Year ended December 31, 2012 compared with year ended December 31, 2011
Net revenues for 2012 increased $16.8 million, or 0.6%, compared with 2011 primarily due increases in casino revenues and rooms revenues. Casino revenues increased 3.7% primarily due to the strength in the international, high-end gaming segment contributing. Rooms revenue increased 1.9% partly attributable to the January 2012 opening of 662 additional rooms in the Octavius Tower at Caesars Palace Las Vegas, which was partially offset by a 1.5 percentage point decrease in occupancy rates from 2011. Revenues were negatively impacted by the LINQ project construction activities in 2012, which included the closure of O’Shea’s casino and several retail outlets at Harrah’s Las Vegas earlier in 2012, and the ongoing renovation of The Quad Resort & Casino.
Income from operations decreased $66.8 million, or 13.5%, from 2011, primarily due to an increase in property operating expenses and depreciation expense associated with the Octavius Tower at Caesars Palace Las Vegas. In addition, an increase of $19.7 million in write-downs, reserves, and project opening costs, net of recoveries related primarily to increased remediation costs contributed to the income decrease.
Atlantic Coast

	Years Ended December 31,			Percent Favorable/(Unfavorable)
(Dollars in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Casino revenues	$1,272.6	$1,429.6	$1,584.9	(11.0)%	(9.8)%
Net revenues	$1,520.9	$1,681.3	$1,839.1	(9.5)%	(8.6)%
Income/(loss) from operations	$(2,405.3)	$(394.6)	$79.6	(509.6)%	(595.7)%
Operating margin (1)	(158.1)%	(23.5)%	4.3%	(134.6) pts	(27.8) pts
Property EBITDA (2)	$203.4	$265.6	$278.1	(23.4)%	(4.5)%
Year ended December 31, 2013 compared with year ended December 31, 2012
Net revenues decreased $160.4 million, or 9.5%, compared with 2012, primarily due to the decline in casino revenues of $157.0 million, or 11.0%, as a result of the continued decline in gaming volumes in this region compared with 2012, while hold remained relatively flat. The region continues to be affected by ongoing competitive pressure, and visitation to the region's properties has not recovered following Hurricane Sandy in the fourth quarter 2012.
Loss from operations was $2,405.3 million in 2013 compared with $394.6 million in 2012, primarily due to tangible and intangible asset impairment charges totaling $2,444.5 million compared with $450.0 million in 2012, combined with the income impact of lower net revenues. Property operating expenses in 2013 were lower than in the prior year as a result of decreases in costs attributable to our cost savings initiatives, and depreciation expense declines of $48.5 million.
Property EBITDA declined $62.2 million, or 23.4%, due to the income impact of lower revenues, partially offset by the decline in property operating expense. Further details on this non-GAAP financial measure follow herein.
We expect the region will continue to be challenged as a result of the competitive pressures. We continue to consider our participation strategies in this region to better align capacity with demand.
Year ended December 31, 2012 compared with year ended December 31, 2011
For 2012, net revenues decreased by $157.8 million, or 8.6% from 2011, primarily due to continued competitive pressures and the negative impact of Hurricane Sandy, which forced the closure of our properties in Atlantic City for five days and our property in Philadelphia for two days in the fourth quarter 2012. Loss from operations was $394.6 million for 2012 compared with income from operations of $79.6 million in 2011. This change was due largely to a impairment charge of $450.0 million recorded in the fourth quarter 2012 related to tangible assets of one of the properties in the region, with no comparable charge in 2011, as well as the earnings impact of lower revenues.

Other U.S.

	Years Ended December 31,			Percent Favorable/(Unfavorable)
(Dollars in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Casino revenues	$2,638.1	$2,765.0	$2,808.4	(4.6)%	(1.5)%
Net revenues	$2,924.0	$3,048.8	$3,080.6	(4.1)%	(1.0)%
Income from operations	$56.6	$33.2	$420.0	70.5%	(92.1)%
Operating margin (1)	1.9%	1.1%	13.6%	0.8 pts	(12.5) pts
Property EBITDA (2)	$658.0	$729.4	$682.7	(9.8)%	6.8%
Year ended December 31, 2013 compared with year ended December 31, 2012
Net revenues declined $124.8 million, or 4.1%, in 2013 compared with the prior year, primarily attributable to lower visitation to the region's properties, driven by competition in the regional markets and the persistent softness in the regional markets as noted above. Casino revenue declined $126.9 million as a result of unfavorable hold and weaker slot volumes compared with 2012, while table games volumes increased slightly.
Income from operations improved $23.4 million, or 70.5%, as a result of reductions in property operating expenses related to lower variable costs and a $45.4 million decrease in depreciation expense. Write-downs, reserves, and project opening costs, net of recoveries were $9.4 million in 2013 compared with $39.3 million in 2012, improving 2013 income from operations by $29.9 million. Additionally, non-cash impairment charges were $389.2 million in 2013 compared with $408.7 million in 2012.
Property EBITDA declined $71.4 million, or 9.8%, compared with prior year mainly due to the income impact of lower revenues. Further details on this non-GAAP financial measure follow herein.
Year ended December 31, 2012 compared with year ended December 31, 2011
Net revenues declined $31.8 million, or 1.0%, as compared with the prior year primarily due to casino revenue decreases. Casino revenue declines were due to lower visitation to the properties driven by competition and the persistent softness in regional gaming trends, as well as the negative impact from Hurricane Isaac, which made landfall in Louisiana in August 2012.
Income from operations declined $386.8 million, or 92.1%, primarily due to impairment charges during 2012 of $408.7 million, comprised of intangible asset impairment charges of $195.2 million related to goodwill and $33.0 million related to gaming rights, and tangible asset impairment charges of $180.5 million related to a halted development project in Biloxi, Mississippi. We also recorded a non-cash charge of $20.2 million in 2012 related to exit activities associated with the halted project. The impact of the above charges was partially offset by a decrease in property operating expenses resulting from cost savings initiatives.
Certain markets in the Other U.S. region have been challenged by new competition, while others have been challenged by lower visitation trends over time. We continue to evaluate our participation strategies in certain markets to better align capacity with demand.

Managed, International and Other

	Years Ended December 31,			Percent Favorable/(Unfavorable)
(Dollars in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net revenues
Managed	$318.5	$89.5	$48.1	255.9%	86.1%
International	366.3	455.2	452.0	(19.5)%	0.7%
Other	359.5	275.7	133.7	30.4%	106.2%
Total net revenues	$1,044.4	$820.4	$633.8	27.3%	29.4%
Income/(loss) from operations
Managed	$20.4	$7.0	$6.0	191.4%	16.7%
International	20.8	30.9	21.1	(32.7)%	46.4%
Other	(454.3)	(425.1)	(239.7)	(6.9)%	(77.3)%
Total loss from operations	$(413.1)	$(387.2)	$(212.6)	(6.7)%	(82.1)%
Operating Margin (1)
Managed	6.4%	7.8%	12.5%	(1.4) pts	(4.7) pts
International	5.7%	6.8%	4.7%	(1.1) pts	2.10 pts
Managed properties include companies that operate three Indian-owned casinos, as well as Horseshoe Cleveland, Horseshoe Cincinnati, Caesars Windsor, and ThistleDown Racino since August 2012, when the racetrack was contributed to Rock Ohio Caesars, LLC, a joint venture in which Caesars holds a 20% ownership interest. Reimbursable management costs are presented on a gross basis as revenue and expense, thus resulting in no net impact on results.
In March 2013, the Company closed the Alea Leeds casino in England and its operating results have been classified as discontinued operations for all periods presented and are excluded from the table above.
In May 2013, the Company sold 45% of its equity interest in the Conrad, and as a result of this transaction, no longer consolidates this property's results of operations, but instead accounts for it as an equity method investment. The above table includes the consolidated results of the Conrad through May 31, 2013, and the equity method income or loss from operations beginning June 1, 2013.
In November 2013, we completed the sale of all of the equity interests of the subsidiaries that held the Macau Land Concession. As a result, the related operating results have been classified as discontinued operations for all periods presented and are excluded from the table above.
Other is comprised of corporate expenses, including administrative, marketing, and development costs, income from certain non-consolidated affiliates and the results of CIE. CIE is a majority owned subsidiary of CGP LLC. CIE owns the World Series of Poker brand and operates an online gaming business providing for certain real money games in Nevada, New Jersey, and the United Kingdom; and social games on Facebook and other social media websites and mobile application platforms, such as Slotomania.
Year ended December 31, 2013 compared with year ended December 31, 2012
Increases in reimbursable management costs relate to new managed properties described above and our consolidation of Caesars Windsor management company since increasing our ownership in the management company from 50% to 100% in June 2012. Net revenues in the international region declined $88.9 million, or 19.5%, in 2013 compared with the prior year, primarily as a result of the Conrad sale, which resulted in a $73.8 million decrease in net revenues, combined with net revenue declines at our London Clubs properties in 2013 due to competitive pressures.
Other loss from operations was $454.3 million in 2013, compared with $425.1 million the prior year. This change was primarily due to a $101.9 million write-off of our investment in Suffolk Downs in Massachusetts as mentioned above, partially offset by improvement in operating results of CIE and a $33.6 million decrease in corporate expense.
Year ended December 31, 2012 compared with year ended December 31, 2011
For 2012, net revenues increased $186.6 million, or 29.4%, from 2011 primarily due to increases associated with CIE, as well as increased revenues from our new managed casino, Horseshoe Cleveland, which opened in May 2012, including an increase in reimbursable expenses for Horseshoe Cleveland.

Loss from operations increased $174.6 million, or 82.1%, from 2011, primarily due to intangible asset impairment charges of $206.0 million related to trademarks, compared with intangible and tangible asset impairments of $29.8 million in 2011. Also contributing to the higher loss from operations are increases in corporate expense of $42.2 million resulting from the consolidation of certain functions at corporate and increased pension accruals and stock based compensation expense, partially offset by the income impact of increased revenues and a decrease of $12.5 million in write-downs, reserves, and project opening costs, net of recoveries related to lower efficiency project costs.
___________________

(1)	Operating margin is calculated as income/(loss) from operations divided by net revenues.

(2)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net loss attributable to Caesars to Property EBITDA.

Other Factors Affecting Net Income

	Years Ended December 31,			Percent Favorable/(Unfavorable)
(Dollars in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Interest expense	$(2,253.0)	$(2,100.3)	$(2,121.7)	(7.3)%	1.0%
Gain/(loss) on early extinguishment of debt	(29.8)	136.0	47.9	(121.9)%	183.9%
Gain on partial sale of subsidiary	44.1	—	—	*	*
Income tax benefit	1,549.7	870.5	534.6	78.0%	62.8%
Income/(loss) from discontinued operations, net of income taxes	(30.0)	(114.6)	27.3	73.8%	(519.8)%
____________________________
*     Not meaningful
Interest Expense
During the year ended December 31, 2013, interest expense increased $152.7 million, or 7.3%, from 2012 primarily due to higher interest rates as a result of CEOC's February 2013 9.0% senior secured notes offering, the extension of maturities of CEOC debt, as well as higher CEOC debt balances and rates on the CERP financing closed in 2013. Interest expense for 2013 includes (i) $34.4 million of expenses related to derivatives not designated as accounting hedges and (ii) $4.0 million of expense due to amortization and reclassification of deferred losses on derivative instruments from Accumulated Other Comprehensive Loss ("AOCL"). Interest expense for 2012 includes (i) $140.0 million of expenses related to derivatives not designated as accounting hedges and (ii) $28.4 million of expense due to amortization and reclassification of deferred losses on derivative instruments from AOCL.
During the year ended December 31, 2012, interest expense decreased $21.4 million, or 1.0%, from 2011 primarily due to a change in our interest rate swap agreements in 2011 offset by higher interest rates and debit balances. Interest expense for 2012 included (i) $140.0 million of expenses related to derivatives not designated as accounting hedges and (ii) $28.4 million of expense due to amortization and reclassification of deferred losses on derivative instruments from Accumulated Other Comprehensive Loss ("AOCL"). Interest expense for 2011 included a $183.2 million charge as a result of our determination that our interest rate swap agreements no longer qualified as hedging instruments for accounting purposes.
See Note 9, "Debt," for additional discussion of interest expense.
Gain/(Loss) on Early Extinguishment of Debt
During the year ended December 31, 2013, we recognized a loss on early extinguishment of debt of $29.8 million, primarily related to the CERP refinancing and additional charges from the repurchase of debt under the CEOC Credit Facility in the first and third quarters of 2013, partially offset by third quarter gains on extinguishment of debt related to purchases of CMBS Loans.
During the year ended December 31, 2012, we recognized a net gain on early extinguishment of debt of $136.0 million, primarily due to the purchase of $367.3 million face value of CMBS debt for $229.3 million. This is compared with a gain of $47.9 million recognized in 2011.
See Note 9, "Debt," for additional discussion of extinguishment of debt.
Gain on Partial Sale of Subsidiary
In connection with the sale of 45% of our interest in the Conrad, we recognized a gain of $44.1 million in the second quarter 2013. There was no comparable amount in the prior year.

Income Tax Benefit
The effective tax rate benefit for 2013, 2012 and 2011, was 34.7%, 38.5% and 42.2%, respectively. The 2013 effective rate benefit was primarily impacted by the tax benefits from a capital loss resulting from a tax election made for U.S. federal income tax purposes and the reversal of uncertain tax positions offset by the change in our federal valuation allowance and the deferred tax implications of the CGP LLC transaction in 2013. The 2012 effective tax rate benefit was primarily impacted by the tax benefit from the reversal of uncertain tax positions offset by the tax effects of nondeductible goodwill impairments. Should the Company continue to experience operating losses of the same magnitude it has experienced in the past several years, it is reasonably possible in the near term that the future reversal of its U.S. federal deductible temporary differences could exceed the future reversal of its U.S. federal taxable temporary differences, in which case the Company would record a valuation allowance for such excess with a corresponding reduction of federal income tax benefit on its Consolidated Statements of Operations.
The year-over-year decrease in the effective tax rate benefit for 2012 was, primarily due to (i) nondeductible goodwill impairments in 2012, (ii) a decrease in the tax benefit from foreign operations in 2012 mostly related to the effect of providing deferred taxes on unremitted earnings from foreign subsidiaries in Uruguay that are no longer permanently reinvested, (iii) a decrease in state deferred tax benefits recognized in 2012 relative to 2011 mostly as a result of a state restructuring completed in 2011, and (iv) deferred tax benefits recognized in 2011 from a correction of the deferred tax liabilities, which were partially offset by tax benefits recognized in 2012 from the decrease of uncertain tax positions relating to the settlement of a foreign matter and our IRS examinations.
See Note 15, "Income Taxes," for additional information.
Income/(Loss) from discontinued operations, net of income taxes
During the year ended December 31, 2013, loss from discontinued operations, net of income taxes was $30.0 million, primarily comprised of charges totaling $21.5 million for exit activities and the write-down of intangible and tangible assets related to the March 4, 2013 closure of the Alea Leeds casino and net write-downs of $5.8 million related to our land concession in Macau.
During the year ended December 31, 2012, loss from discontinued operations, net of income taxes was $114.6 million and included a $101.0 million tangible asset impairment charge related to our land concession in Macau.
During the year ended December 31, 2011, income from discontinued operations, net of income taxes was $27.3 million and included $63.9 million of income taxes related to the sale of the Harrah's St. Louis casino.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
We are a highly leveraged company and a significant amount of our liquidity needs are for debt service, including significant interest payments. As of December 31, 2013, we had $23,589.3 million face value of outstanding indebtedness and our current debt service obligation for 2014 is $2,383.0 million, consisting of $197.1 million in principal maturities and $2,185.9 million in required interest payments. Our debt service obligation for 2015 is $3,223.7 million, consisting of $1,212.2 million in principal maturities and $2,011.5 million in required interest payments.
The following table summarizes the annual maturities of the face value of our long-term debt as of December 31, 2013:

(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
CEOC	$113.4	$1,108.5	$2,084.0	$2,715.5	$8,447.1	$4,819.8	$19,288.3
Less: CEOC to affiliate (1)	—	(427.3)	(324.5)	(390.9)	(3.9)	—	(1,146.6)
CERP	35.9	33.9	31.8	25.0	25.1	4,525.0	4,676.7
CGP LLC	47.8	497.1	2.2	2.2	5.4	216.2	770.9
Total	$197.1	$1,212.2	$1,793.5	$2,351.8	$8,473.7	$9,561.0	$23,589.3
___________________

(1)	Substantially all of these amounts are held by CGP LLC.
See Note 9, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of December 31, 2013 and 2012, with maturities by year, as well as discussion of recent changes in our debt outstanding and certain changes in the terms of existing debt for the year ended December 31, 2013.

Following the U.S. recession of late 2007 through 2009, we have observed that gaming activity has remained well below the pre-recession levels. In addition, new competition in certain regional markets has negatively affected “same store” volumes, while overall slot volumes trends continue to weaken in most markets. These factors have negatively affected our results of operations, and may continue to negatively affect our results of operations in the future. During periods of economic weakness and in the face of continued weak consumer spending on gaming, our revenues may decrease while many of our costs remain fixed and some costs even increase, resulting in decreased earnings. As a result, we have experienced substantial net losses since 2010, as well as operating losses in 2012 and 2013, resulting in a net stockholders’ deficit of $3,122.0 million as of December 31, 2013. Further, we expect to experience operating and net losses in 2014 and beyond.
Our cash and cash equivalents, excluding restricted cash, totaled $2,771.2 million as of December 31, 2013 compared with $1,757.5 million as of December 31, 2012. Cash and cash equivalents as of December 31, 2013, includes $976.9 million held by CGP LLC, which is not available for our use to fund other Caesars operations or satisfy our obligations.
In addition to cash flows from operations, available sources of cash include amounts available under CEOC's current revolving credit facility. At December 31, 2013, the facility provided for up to $215.5 million, with $109.4 million maturing on January 28, 2014. As of March 1, 2014 the facility provided for $106.1 million, of which $9.6 million remained as available borrowing capacity. In addition, CERP had $269.5 million available on its revolving credit facility at December 31, 2013.
Each of the structures comprising Caesars Entertainment’s consolidated financial statements have separate debt agreements with related restrictions on usage of their capital resources. CGP LLC is a variable interest entity that is consolidated by Caesars Entertainment. CAC is the managing member of CGP LLC and therefore controls all decisions regarding liquidity and capital resources of CGP LLC.

(Dollars in millions)	December 31, 2013
	CEOC	CERP	CGP LLC	Parent
Cash, cash equivalents, and short term investments (1)	$1,438.2	$181.5	$991.9	$159.6
Revolver capacity (2)	215.5	269.5	—	—
Less: revolver capacity committed to letters of credit	(100.5)	—	—	—
Total Liquidity	$1,553.2	$451.0	$991.9	$159.6
____________________

(1)	Excludes restricted cash.

(2)
At December 31, 2013, the CEOC revolver provided capacity up to $215.5 million, however $109.4 million of that revolver capacity matured on January 28, 2014 and available capacity is $106.1 million before the letter of credit commitments.

Restricted cash totaled $424.3 million as of December 31, 2013. The current portion is primarily comprised of amounts related to interest payments on outstanding debt and amounts held to satisfy certain insurance program requirements. The non-current portion primarily represents funds reserved for ongoing development projects.
As a result of the restrictions from CEOC's borrowings, CERP Financing and other arrangements, the amount of restricted net assets of our consolidated subsidiaries held was $3.0 billion and $1.2 billion, as of December 31, 2013 and 2012, respectively.
The amount of restricted net assets in our unconsolidated subsidiaries is not material to the financial statements.
Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. We experienced negative operating cash flows of $109.4 million in 2013, and we also expect to experience negative operating cash flows in 2014 and beyond.
As described more fully in Note 24, "Subsequent Events," we recently announced that CGP LLC will acquire certain assets from CEOC for $2,000.0 million in cash, net of assumed debt. The transaction is expected to close in the second quarter 2014. The net cash proceeds will impact the calculation of the senior secured leverage ratio ("SSLR") covenant going forward to the extent it reduces first lien debt or increases cash of CEOC.
From time to time, depending upon market, pricing, and other conditions, and on our cash balances and liquidity, we may seek to acquire or exchange notes or other indebtedness of the Company’s subsidiaries through open market purchases, privately negotiated transactions, tender offers, redemption, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration, including our common stock. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges, debt for equity exchanges and other transactions.

We do not expect that cash flow from operations will be sufficient to repay CEOC's indebtedness in the long-term and we will have to ultimately seek a restructuring, amendment or refinancing of our debt, or if necessary, pursue additional debt or equity offerings.
Our ability to refinance or restructure our debt, or to issue additional debt or equity, will depend upon, among other things:

•	The condition of the capital markets at the time, which is beyond our control,

•
Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	Our continued compliance with the terms and covenants in our Credit Facilities, indentures and loan agreements that govern our debt.
Under CEOC's Credit Facilities, we are required to satisfy and maintain specified financial ratios. Specifically, our credit facilities require CEOC to maintain an SSLR of no more than 4.75 to 1.0, which is the ratio of its senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes up to $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted CEOC cash on hand which was $1,450.2 million as of December 31, 2013. As of December 31, 2013, the SSLR was 4.52 to 1.0.
While we were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures, as of December 31, 2013, in order to comply with the quarterly SSLR covenant under the CEOC Credit Facility in the future, we will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total CEOC senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to consumer spending and confidence generally and spending by consumers for gaming and other entertainment activities, (b) our ability to effect cost savings initiatives, (c) our ability to complete asset sales, including the transaction described more fully in Note 24, (d) issuing additional second lien or unsecured debt, or project financing, (e) reducing net debt through open market purchases, privately negotiated transactions, redemptions, tender offers or exchanges, (f) equity issuances, (g) reductions in capital expenditures spending, or (h) a combination thereof.
In addition, under certain circumstances, CEOC's Credit Facilities allow us to apply cash contributions received by CEOC from CEC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, if CEOC is unable to meet its SSLR covenant, in order to cure any breach.
Based upon our current operating forecast, the expected closing of the CEOC asset sale to CGP LLC described above, and our ability to achieve one or more of the other factors noted above, including our ability to cure a breach of the CEOC SSLR, in certain circumstances, with cash contributions from CEC, we believe that we will have sufficient liquidity to fund our operations and meet our debt service obligations and that we will continue to be in compliance with the CEOC SSLR covenant during the next twelve months.
Effective February 8, 2012, as the result of our initial public offering, our common stock trades on the NASDAQ Global Select Market under the symbol "CZR." The net proceeds from our initial public offering were approximately $15 million, taking into account expenses and underwriting commissions, and giving effect to the exercise of the underwriters' over-allotment option. In connection with the public offering, we effected a 1.742-for-1 split of our common stock.
In March 2012, we filed a prospectus with the SEC, as part of a registration statement, to sell shares of our common stock, up to a maximum aggregate offering price of $500.0 million, and, in April 2012, we entered into an equity distribution agreement whereby we may issue and sell up to 10.0 million shares of our common stock from time to time.
On September 25, 2013, Caesars entered into an underwriting agreement for the sale of 10.0 million shares of its common stock, par value $0.01 per share. The underwriter agreed to purchase the common stock from Caesars at a price of $19.40 per share, which resulted in $194.0 million of proceeds to Caesars before expenses. On September 27, 2013, the underwriter exercised its option to purchase 340,418 additional shares of common stock, resulting in approximately $6.6 million of additional proceeds to Caesars before expenses. These transactions closed on October 1, 2013, and resulted in $200.6 million of cash proceeds to Caesars before expenses.

CEOC Financing, Debt Covenant Compliance and Restrictions
CEOC Credit Facilities
As of December 31, 2013, CEOC's Credit Facilities provide for senior secured financing of up to $4,628.1 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $4,412.6 million with $29.0 million maturing on January 28, 2015, $959.8 million maturing on October 31, 2016 (the "Incremental Loans"), and $3,423.8 million maturing on January 28, 2018, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $215.5 million, with $109.4 million maturing January 28, 2014, and $106.1 million maturing January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the CEOC Credit Facilities require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of December 31, 2013, $100.5 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $115.0 million of additional borrowing capacity was available to the Company under its revolving credit facility as of December 31, 2013.
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
CEOC Credit Facilities Activity
A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars’ other subsidiaries, including certain subsidiaries that own properties that secure $4,650.0 million face value of the CERP Term Loans as of December 31, 2013. In addition, CGP LLC, a consolidated VIE, is not a guarantor and its assets are not available to CEOC's creditors. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries will be provided in a report on Form 8-K which will be filed later in March 2014.
In February 2013, CEOC amended the CEOC Credit Facilities in connection with the February 2013 notes offering discussed in the CEOC Bond Offerings Activity section above.
During 2012, we (i) extended the maturity of $3,812.3 million B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018 and increased the interest rate with respect to such extended term loans (the "Term B-6 Loans"), (ii) converted $457.8 million original maturity revolver commitments held by consenting lenders to Term B-6 Loans and promptly following such conversion, repaid $1,574.3 million of Term B-6 Loans held by any consenting lender, (iii) extended the maturity of $37.2 million original maturity revolver commitments held by consenting lenders who elected not to convert their commitments to term loans from January 28, 2014 to January 28, 2017 and increased the interest rate and the undrawn commitment fee with respect to such extended revolver commitments, and upon the effectiveness of such extension, terminated $798.5 million of revolver commitments and increased the amount of outstanding Term B-6 Loans by $2,853.8 million, and (iv) modified certain other provisions of the CEOC Credit Facilities. The Term B-6 Loans have a springing maturity to April 14, 2017 if more than $250.0 million of CEOC's 11.25% senior secured notes due 2017 remain outstanding on April 14, 2017.
In addition to the foregoing, CEOC may from time to time elect to extend and/or convert additional term loans and/or revolver commitments.
In January and February 2013, CEOC converted $133.9 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans and terminated $133.9 million principal amount of revolving commitments of extending lenders.

CEOC Debt Covenant Compliance and Restrictions
In addition, certain covenants contained in the CEOC Credit Facilities and indentures covering the second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0 and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of December 31, 2013, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 7.76 to 1.0 and 14.42 to 1.0, respectively. For the year ended December 31, 2013, CEOC's earnings were insufficient to cover fixed charges by $782.8 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of CEOC first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio and consolidated leverage ratio described in this paragraph are not maintenance covenants.
CEOC's Credit Facilities require compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting CEOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans, and advances; (v) consolidate, merge, sell, or otherwise dispose of all or any part of its assets or to purchase, lease, or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws, and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as "Designated Senior Debt."
Caesars Entertainment is not bound by any financial or negative covenants contained in CEOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of CEOC.
All borrowings under the senior secured revolving portion of the CEOC Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under our Credit Facilities without ratably securing the retained notes.
CEOC Bond Offerings Activity
In February 2012, CEOC completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of the CEOC Credit Facilities in connection with the consummation of the transactions as further described under the CEOC Credit Facilities section below.
In August 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020. CEOC used $478.8 million of the net proceeds from this transaction to repay a portion of the CEOC Credit Facilities in connection with the consummation of the transactions as further described under the CEOC Credit Facilities section below.
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020, the proceeds of which were placed into escrow and are recorded as short-term restricted cash in our Consolidated Balance Sheet as of December 31, 2013. On February 20, 2013, when the proceeds were released from escrow, CEOC used $350.0 million of the proceeds to repay a portion of the existing loans under the CEOC Credit Facilities at par.
In February 2013, CEOC completed the offering of $1,500.0 million aggregate principal amount of 9% senior secured notes due 2020. On March 27, 2013, when the proceeds were released from escrow, CEOC used $1,433.3 million of the proceeds to repay a portion of the existing term loans under the CEOC Credit Facilities at par. As a result of these repayments, we recognized a loss on early extinguishment of debt of $29.4 million during the first quarter of 2013. In connection with the February 2013 notes offering, CEOC received the requisite lenders’ consents and entered into a bank amendment to the CEOC Credit Facilities to, among other things:

(i)	use the net cash proceeds of February 2013 notes offering to repay $1,433.3 million of CEOC’s existing term loans as described above;

(ii)	obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017,

(iii)
increase the accordion capacity under the CEOC Credit Facilities by an additional $650.0 million (which may be used, among other things, to establish extended revolving facility commitments under the CEOC Credit Facilities);

(iv)	modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the CEOC Credit Facilities to exclude the February 2013 notes; and

(v)	modify certain other provisions of the CEOC Credit Facilities.
CERP Financing, Debt Covenant Compliance and Restrictions
CMBS Financing - refinanced as part of CERP Financing
In connection with the Acquisition, eight of our properties (the “CMBS properties”) and their related assets were spun out of CEOC to Caesars Entertainment. As of the Acquisition date, the CMBS properties were Harrah's Las Vegas, Rio, Flamingo Las Vegas, Harrah's Atlantic City, Showboat Atlantic City, Harrah's Lake Tahoe, Harveys Lake Tahoe and Bill's Lake Tahoe. The CMBS properties borrowed $6,500.0 million of CMBS financing (the “CMBS Financing”). The CMBS Financing was secured by the assets of the CMBS properties and certain aspects of the financing were guaranteed by Caesars Entertainment. On May 22, 2008, Paris Las Vegas and Harrah's Laughlin and their related operating assets were spun out of CEOC to Caesars Entertainment and became property secured under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”), and Harrah's Lake Tahoe, Harveys Lake Tahoe, Bill's Lake Tahoe and Showboat Atlantic City were transferred to CEOC from Caesars Entertainment as contemplated under the debt agreements effective pursuant to the Acquisition. The CMBS Financing was refinanced in October 2013 as described below.
Octavius/Linq Financing - refinanced as part of CERP Financing
On April 25, 2011, the Company, together with certain subsidiaries of CEOC comprised of Caesars Octavius, LLC; Caesars Linq, LLC; and Octavius Linq Holding Company, LLC (collectively the “Borrowers”) entered into a credit agreement (the “Octavius/Linq Credit Agreement”) pursuant to which the Borrowers incurred financing to complete the development of the Octavius Tower at Caesars Palace Las Vegas and the Linq project (the "Development"). The Octavius/Linq Credit Agreement provides for a $450.0 million senior secured term facility (the “Term Facility”) with a six-year maturity, secured by all material assets of the Borrowers. The proceeds of the Term Facility were funded during the second quarter of 2011 and were classified as restricted cash until drawn to pay for costs incurred in the Development.
In October 2013, the Linq and Octavius Tower were transferred from CEOC to a CERP entity, and amounts outstanding under the Octavius/Linq Credit Agreement were refinanced as part of this CERP Financing transaction as described below.
On October 11, 2013, we formed CERP from the prior CMBS Financing structure assets plus the addition of Linq and Octavius acquired from CEOC, and (i) completed the offering of $1,000.0 million aggregate principal amount of their 8% first-priority senior secured notes due 2020 and $1,150 million aggregate principal amount of their 11% second-priority senior secured notes due 2021 (together with the 8% first-priority senior secured notes due 2020, the "Notes") and (ii) entered into a first lien credit agreement governing their new $2,769.5 million senior secured credit facilities, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million ("CERP Term Loans") and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million. We refer to this new borrowing structure as CERP and the refinancing transaction as "CERP Financing."
The CERP Financing includes negative covenants, subject to certain exceptions, restricting or limiting the ability of CERP and operating companies under the CERP Financing to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates; and (viii) designate their subsidiaries as unrestricted subsidiaries.
The CERP Financing also includes affirmative covenants that require the CERP properties to, among other things: (i) maintain its legal existence; (ii) maintain required insurance coverage; (iii) pay all taxes when due; (iv) furnish required financial statements and compliance certificates to the lenders; (v) furnish required written notices to the lenders; (vi) comply with all laws and regulations from applicable governmental authorities (including environmental laws); (vii) maintain all records and allow access to lenders upon request; (viii) use the proceeds in the manner set forth in the credit agreement; and (ix) maintain required debt ratings.

In addition, the CERP Term Loans require CERP to maintain a senior secured leverage ratio of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CERP Adjusted EBITDA"). This ratio also reduces the amount of first lien senior secured net debt by the amount of unrestricted cash on hand. CERP is not required to calculate its senior secured leverage ratio until the first quarter of 2014.
CGP LLC Financing and Debt Covenant Compliance
PHW Las Vegas LLC Senior Secured Loan
In February 2010, CEOC acquired 100% of the equity interests of PHW Las Vegas, LLC, which owns Planet Hollywood. In connection with this transaction, PHW Las Vegas, LLC assumed a $554.3 million face value senior secured loan, and a subsidiary of CEOC canceled certain debt issued by PHW Las Vegas, LLC's predecessor entities. The outstanding amount is secured by the assets of PHW Las Vegas, LLC and is non-recourse to other subsidiaries of the Company. On December 5, 2013, the loan maturity of this debt was extended to April 2015.
In October 2013, CEOC sold 100% of its equity interest in PHW Las Vegas, LLC to CGP LLC. Prior to its sale in PHW Las Vegas, LLC was an unrestricted subsidiary of CEOC and therefore, not a borrower under CEOC’s Credit Facilities.
PHW Las Vegas, LLC may, at its option, voluntarily prepay the loan in whole or in part upon twenty (20) days prior written notice to Lender.  PHW Las Vegas, LLC is required to prepay the loan in (i) the amount of any insurance proceeds received by Lender for which Lender is not obligated to make available to PHW Las Vegas, LLC for restoration, (ii) the amount of any proceeds received from the operator of the timeshare property adjacent to the Planet Hollywood Resort and Casino, subject to certain limitations, and (iii) the amount of any excess cash remaining after application of the cash management provisions as outlined in the loan agreement, as amended.
The PHW Las Vegas, LLC senior secured loan requires that PHW Las Vegas, LLC maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance. Certain amounts deposited into the specified reserve funds represent restricted cash.
The amount outstanding under the PHW Las Vegas, LLC senior secured loan were assumed by CGP LLC in conjunction with its acquisition by CGP LLC and bears interest at a rate per annum equal to LIBOR plus 2.859%. A subsidiary of CEOC owns interest-only participations in a portion of the PHW Las Vegas, LLC senior secured loan that bear interest at a fixed rate equal to 1.59% per year.
The PHW Las Vegas, LLC loan contains customary affirmative covenants, subject to certain exceptions, requiring PHW Las Vegas, LLC to, among other things, deliver annual financial statements, annual budgets, maintain its properties, maintain its books and records, maintain insurance, and comply with laws and material contracts.  It also contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of PHW Las Vegas, LLC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions and create liens on its assets. PHW Las Vegas, LLC is in compliance with the above covenants as of December 31, 2013.
Horseshoe Baltimore Financing
On July 2, 2013, CBAC Borrower, LLC (“CBAC”), a joint venture among Caesars Baltimore Investment Company, LLC (a wholly owned indirect subsidiary of CEOC), Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the “Baltimore Credit Facility”) in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage (collectively, the “Baltimore Development”). In October 2013, CEOC sold 100% of its equity interests in Caesars Baltimore Investment Company, LLC to CGP LLC. AS part of this transaction, CGP LLC assumed all related outstanding debt under the Baltimore Credit Facility.
The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until the 12-month anniversary of the closing and a $37.5 million delayed draw facility available until the 18-month anniversary of the closing and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly owned domestic subsidiaries. There were no amounts outstanding under the revolving facility as of December 31, 2013.
Concurrent with the closing of the Baltimore Credit Facility, CBAC also entered into a term loan facility that provides for up to $30.0 million of equipment financing (the “Baltimore FF&E Facility”). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development. There were no amounts outstanding under the Baltimore FF&E Facility as of December 31, 2013.

The Baltimore Credit Facility contains customary affirmative covenants, subject to certain exceptions, requiring CBAC to, among other things, deliver annual and quarterly financial statements (following the commencement of operations of the Baltimore Development), annual budgets, construction progress reports and other notices, maintain its properties, maintain its books and records, maintain insurance, use commercially reasonable efforts to maintain a public rating for the term loans and comply with laws and material contracts. It also contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding a specified ratio at any time after the second full fiscal quarter ending after the commencement of operations of the Baltimore Development. The Baltimore FF&E Facility has covenants and events of default substantially consistent with the Baltimore Credit Facility, and other restrictive covenants customary for FF&E facilities of this type. CBAC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of December 31, 2013.
CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $47.7 million.  The promissory notes are convertible into approximately 8,913 shares of CIE common stock. The notes are due June 2014 and are classified as current portion of long-term debt.
Cost Savings Initiatives
The Company has undertaken comprehensive cost-reduction efforts to manage expenses with current business levels. We estimate that our cost savings programs produced $12.1 million in incremental cost savings for the year ended December 31, 2013 compared with 2012. Additionally, as of December 31, 2013, the Company expects that these and other identified new cost savings programs will produce further annual cost savings of $91.4 million, based on the full implementation of current projects that are in process. As the Company realizes savings or identifies new cost-reduction activities, this amount will change.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities, to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, as well as online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities, established debt programs, and asset sale proceeds, while cash used for development projects, including projects currently under development and additional projects being pursued, is typically funded from established debt programs, specific project financing, additional debt offerings, and asset sale proceeds.
If they proceed, our planned development projects will each require significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon the negotiations of final agreements and political and regulatory approvals, as well as other contributing factors. We must also comply with covenants and restrictions set forth in our debt agreements.
For the year ended December 31, 2013, our capital spending totaled $726.3 million, net of an increase of $18.5 million of related payables. Estimated total capital expenditures for 2014 are expected to be between $950.0 million and $1,150.0 million, and will be primarily related to the Horseshoe Baltimore development, renovations for The Quad and The Cromwell, and planned maintenance capital expenditures. We expect to utilize existing project financing for the Horseshoe Baltimore and The Cromwell renovation of approximately $400.0 million and fund the remainder from cash flows generated by our operating activities and asset sale proceeds.
Summary of Capital Expenditures

	Years Ended December 31,			Percent Increase/(Decrease)
(Dollars in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Development	$322.2	$232.8	$98.0	38.4%	137.6%
Renovation/refurbishment	323.4	227.1	160.0	42.4%	41.9%
Other	80.7	47.2	14.5	71.0%	225.5%
Total capital expenditures	$726.3	$507.1	$272.5	43.2%	86.1%

Our capital expenditures in 2013, 2012, and 2011 included capitalized payroll costs of $8.4 million, $7.3 million, and $4.1 million, respectively. Interest capitalized was $37.8 million , $38.2 million, and $22.8 million in 2013, 2012, and 2011, respectively.
Capital expenditures increased $219.2 million in 2013 compared with 2012, primarily due to development expenditures associated with the LINQ project and Horseshoe Baltimore, renovation of The Cromwell, and the accelerated pace of our renovation and refurbishment projects at various other properties. The $234.6 million increase in 2012 compared with 2011 was primarily due to development expenditures associated with the LINQ project.
Property Dispositions
Our cash flows from operating, investing, and financing activities for the 12 months ended December 31, 2013, 2012 and 2011, associated with the Harrah's St. Louis casino and the subsidiaries that hold our land concession in Macau, which are defined as discontinued operations, are included in our Consolidated Statements of Cash Flows as cash flows from discontinued operations. We sold the Harrah's St. Louis casino in November 2012, and the net proceeds generated from the sale are being used and will continue to be used to fund investments by CEOC in useful assets, including capital expenditures. Proceeds not used for investments by CEOC in useful assets, including capital expenditures, may be required to be used to repurchase CEOC debt.

Reconciliation of Non-GAAP Financial Measures
Property EBITDA is presented as a supplemental measure of the Company's performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest income, (ii) (benefit)/provision for income taxes, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that the Company does not consider indicative of its ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, the Company may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
Property EBITDA is a non-GAAP financial measure commonly used in the Company's industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Property EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Property EBITDA is included because management uses Property EBITDA to measure performance and allocate resources, and believes that Property EBITDA provides investors with additional information consistent with that used by management.
Reconciliation of Net Loss Attributable to Caesars to Property EBITDA

	Year Ended December 31, 2013
(In millions)	Las Vegas	Atlantic Coast	Other U.S.	Managed, International, and Other	Other Adjustments	Total
Net loss attributable to Caesars						$(2,948.2)
Net income attributable to noncontrolling interests						8.4
Net loss						(2,939.8)
Loss from discontinued operations, net of income taxes						30.0
Net loss from continuing operations, net of income taxes						(2,909.8)
Income tax benefit						(1,549.7)
Loss from continuing operations before income taxes						(4,459.5)
Other income, including interest income						(13.8)
Gain on partial sale of subsidiary						(44.1)
Loss on early extinguishments of debt						29.8
Interest expense						2,253.0
Income/(loss) from operations	$527.2	$(2,405.3)	$56.6	$(413.1)		(2,234.6)
Depreciation and amortization	233.7	131.2	166.4	33.9		565.2
Amortization of intangible assets	76.0	15.3	37.0	36.2		164.5
Intangible and tangible asset impairment charges	5.5	2,444.5	389.2	179.7		3,018.9
Write-downs, reserves, and project opening costs, net of recoveries	26.9	17.7	9.4	50.4		104.4
Acquisition and integration costs	—	—	—	81.3		81.3
(Income)/loss on interests in non-consolidated affiliates	(3.2)	—	(0.6)	21.4		17.6
Corporate expense	—	—	—	161.4		161.4
EBITDA attributable to discontinued operations					$(2.1)	(2.1)
Property EBITDA	$866.1	$203.4	$658.0	$151.2	$(2.1)	$1,876.6

	Year Ended December 31, 2012
(In millions)	Las Vegas	Atlantic Coast	Other U.S.	Managed, International, and Other	Other Adjustments	Total
Net loss attributable to Caesars						$(1,508.1)
Net income attributable to noncontrolling interests						5.3
Net loss						(1,502.8)
Loss from discontinued operations, net of income taxes						114.6
Net loss from continuing operations, net of income taxes						(1,388.2)
Income tax benefit						(870.5)
Loss from continuing operations before income taxes						(2,258.7)
Other income, including interest income						(25.5)
Gain on early extinguishment of debt						(136.0)
Interest expense						2,100.3
Income/(loss) from operations	$428.7	$(394.6)	$33.2	$(387.2)		(319.9)
Depreciation and amortization	268.2	179.7	211.9	54.5		714.4
Amortization of intangible assets	75.8	16.0	37.0	45.8		174.6
Intangible and tangible asset impairment charges	3.0	450.0	408.7	212.5		1,074.2
Write-downs, reserves, and project opening costs, net of recoveries	33.1	12.2	39.3	15.1		99.7
Acquisition and integration costs	—	—	—	6.1		6.1
(Income)/loss on interests in non-consolidated affiliates	(2.6)	2.2	(0.6)	18.5		17.5
Corporate expense	—	—	—	195.0		195.0
EBITDA attributable to discontinued operations					$66.5	66.5
Property EBITDA	$806.3	$265.6	$729.4	$160.3	$66.5	$2,028.1

	Year Ended December 31, 2011
(In millions)	Las Vegas	Atlantic Coast	Other U.S.	Managed, International, and Other	Other Adjustments	Total
Net loss attributable to Caesars						$(725.0)
Net income attributable to noncontrolling interests						20.9
Net loss						(704.1)
Loss from discontinued operations, net of income taxes						(27.3)
Net loss from continuing operations, net of income taxes						(731.4)
Income tax benefit						(534.6)
Loss from continuing operations before income taxes						(1,266.0)
Other income, including interest income						(25.3)
Gain on early extinguishment of debt						(47.9)
Interest expense						2,121.7
Income/(loss) from operations	$495.5	$79.6	$419.8	$(212.4)		782.5
Depreciation and amortization	238.4	174.3	210.2	54.1		677.0
Amortization of intangible assets	76.4	15.1	37.2	28.0		156.7
Intangible and tangible asset impairment charges	—	—	3.0	29.8		32.8
Write-downs, reserves, and project opening costs, net of recoveries	13.4	6.6	13.2	40.6		73.8
Acquisition and integration costs	0.2	—	—	4.1		4.3
(Income)/loss on interests in non-consolidated affiliates	(0.3)	2.5	(0.7)	6.4		7.9
Corporate expense	—	—	—	152.8		152.8
EBITDA attributable to discontinued operations					$91.5	91.5
Property EBITDA	$823.6	$278.1	$682.7	$103.4	$91.5	$1,979.3

Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, Total Rewards point liability, self-insurance reserves, the purchase price allocations made in connection with our acquisitions/mergers, the calculation of our income tax liabilities, and the determination of whether to consolidate a variable interest entity require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from our estimates. For a summary of our significant accounting policies, please refer to the notes to our audited consolidated financial statements included in Item 8 of this Form 10-K.
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
We have historically performed our annual goodwill impairment assessment as of September 30 of each year. In 2013, we changed the annual impairment testing date from September 30 to October 1. We believe this change, which represents a change in the method of applying an accounting principle, is preferable in the circumstances as it provides additional time for us to quantify the fair value of our operating divisions and meet reporting requirements. The change in the annual goodwill impairment testing date is not intended to nor does it delay, accelerate, or avoid an impairment charge. We determined that it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each September 30 for periods prior to October 1, 2013 without the use of hindsight. As such, we have prospectively applied the change in the annual impairment testing date from October 1, 2013. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA"), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-

operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We have historically performed an annual impairment assessment of other non-amortizing intangible assets as of September 30. We have also historically performed an assessment more frequently if impairment indicators exist. In 2013, we performed this September 30 assessment and subsequently changed our testing date to October 1. We did not change our methodology with the change in our testing date. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the "Relief From Royalty Method" and "Excess Earnings Method" under the income approach.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future revenues and EBITDA, valuation multiples, and discount rates to determine their estimated fair value. Our future revenues and EBITDA assumptions are determined based upon 2013 actual results giving effect to expected changes in operating results in future years. Our valuation multiples and discount rates are based upon market participant assumptions using a defined gaming peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the next twelve months, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis, and for our Las Vegas properties, which comprise a significant portion of our remaining goodwill balance. As of December 31, 2013, we had approximately $3.0 billion in total book value of goodwill and other non-amortizing intangible assets, the majority of which have been recently impaired, and accordingly, are at risk of partial or total impairment should we experience minor adverse changes in our significant assumptions. Charges related to goodwill and intangible assets other than goodwill are recognized in impairment of intangible and tangible assets in the Statements of Operations.
Total Rewards Point Liability Program
Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as "breakage"), as they are earned. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense in our Consolidated Statements of Operations. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals.
Allowance for Doubtful Accounts - Gaming
Marker play represents a significant portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States' assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company's receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts.
Self-Insurance Accruals
We are self-insured for various levels of workers’ compensation, property and general liability, employee medical coverage, and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. We also utilize consultants to assist in the determination of certain estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not yet reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions.
Income Taxes
We are subject to income taxes in the United States (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the "more likely than not" realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on certain foreign and state net operating losses ("NOLs"), and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets were not deemed realizable based upon near term estimates of future taxable income.
We report unrecognized tax benefits within accrued expenses and deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Variable Interest Entities ("VIE")
We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. For VIEs that are under common control with affiliates, in lieu of an assessment of the power to direct the activities that most significantly impact the results of the VIE, we may be required to assess a number of other factors to determine the consolidating entity, including the following: (i) the closeness of the association that the VIE has with the businesses of the affiliated entities, (ii) the entity from which the VIE obtained its assets; (iii) the nature of ongoing management and other agreements; and (iv) the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE. Along with the VIEs that are consolidated in accordance with the above guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.
Recently Issued and Proposed Accounting Standards
For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 3, "Recently Issued Accounting Pronouncements."

Guarantees of Third-Party Debt and Other Obligations and Commitments

Contractual Obligations (a)	Payments due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, face value	$23,567.1	$182.5	$2,998.1	$10,825.5	$9,561.0
Capital lease obligations	22.2	14.6	7.6	—	—
Estimated interest payments (b)	10,820.6	2,185.9	3,959.7	3,104.7	1,570.3
Operating lease obligations	1,341.5	61.1	113.6	107.6	1,059.2
Purchase order obligations	128.6	128.6	—	—	—
Community reinvestment	70.7	6.1	12.2	12.5	39.9
Construction commitments	470.7	422.1	48.6	—	—
Entertainment obligations (c)	216.4	84.1	64.9	40.5	26.9
Letters of credit	100.5	100.5	—	—	—
Minimum payments to tribes (d)	144.3	13.8	43.0	46.5	41.0
Other contractual obligations (e)	525.1	119.9	180.5	74.8	149.9
	$37,407.7	$3,319.2	$7,428.2	$14,212.1	$12,448.2
____________________

(a)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits for which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(b)
Estimated interest for variable-rate debt included in this table is based on rates at December 31, 2013. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements and interest related to capital leases.

(c)	Entertainment obligations represent obligations to pay performers that have contracts for future performances at one or more of our properties.

(d)
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

(e)	Primarily includes licensing, management and other fees.

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $23,589.3 million face value of debt, including capital lease obligations, at December 31, 2013, we have entered into eight interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $2,067.8 million of debt remains subject to variable interest rates. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
In addition to the swap agreements, we have an interest rate cap agreement for a notional amount of $4,664.1 million at a LIBOR cap rate of 4.5% and an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%. Assuming a constant outstanding balance for our variable rate debt for the next 12 months, a hypothetical 1% increase in interest rates would increase interest expense for the next 12 months by $11.9 million. As of December 31, 2013, the weighted average USD LIBOR rate on our variable rate debt was 0.421%. A hypothetical reduction of this rate to 0% would decrease interest expense for the next 12 months by $0.7 million.
We do not purchase or hold any derivative financial instruments for trading purposes.
The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2013, including the cash flows associated with the principal amounts of debt obligations, the notional amounts of interest rate derivative instruments and related weighted average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreement(s) and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2013.

	Expected Maturity Date
(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$162.1	$680.1	$826.3	$2,324.6	$8,446.5	$6,784.6	$19,224.2	$16,188.2
Average interest rate	9.8%	9.0%	9.2%	9.2%	9.5%	5.7%	9.3%
Variable rate	$35.0	$532.1	$967.2	$27.2	$27.2	$2,776.4	$4,365.1	$4,355.9
Average interest rate	7.3%	7.9%	8.0%	7.6%	7.6%	2.6%	7.6%
Interest Rate Derivatives
Interest rate swaps
Variable to fixed (1)							$5,750.0	$(165.9)
Average pay rate	3.3%	3.3%	—	—	—	—	3.3%
Average receive rate	0.3%	0.3%	—	—	—	—	0.3%
Interest rate caps (2)							$5,165.5	*
____________________

(1)	Expire in 2016.

(2)	Expire in 2015.
*    Amount rounds to zero.
As of December 31, 2013 and 2012, our long-term variable rate debt reflects borrowings under our Credit Facilities provided to us by a consortium of banks with a total capacity of $4,628.1 million and $6,480.6 million, respectively. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Foreign currency transaction gains and losses were not material to our results of operations for the years ended December 31, 2013, 2012, and 2011. Our only material ownership interests in businesses in foreign countries are London Clubs, Playtika, and an approximate 55% ownership of a casino in Uruguay. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future operating results or cash flows.
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

We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedules included in Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company is highly leveraged and a significant amount of its liquidity needs are for debt service, including significant interest payments. Additionally, the Company’s Credit Facility requires the maintenance of a quarterly senior secured leverage ratio. Note 1 to the consolidated financial statements includes a discussion of management's liquidity considerations and plans to maintain compliance with this ratio. Also see Note 9 for details on the Company’s outstanding debt.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has elected to (i) change the method of accounting for its defined benefit pension plan, and (ii) change its annual goodwill impairment date.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 17, 2014

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of December 31,
	2013 (1)	2012 (1)
Assets
Current assets
Cash and cash equivalents ($976.9 attributable to our VIEs in 2013)	$2,771.2	$1,757.5
Restricted cash ($28.8 attributable to our VIEs in 2013)	87.5	833.6
Receivables, net ($54.8 attributable to our VIEs in 2013)	619.9	580.5
Deferred income taxes ($7.0 attributable to our VIEs in 2013)	8.7	114.9
Prepayments and other current assets ($15.6 attributable to our VIEs in 2013)	237.4	150.0
Inventories	45.6	52.0
Assets held for sale	—	5.1
Total current assets	3,770.3	3,493.6
Property and equipment, net ($516.0 attributable to our VIEs in 2013)	13,237.9	15,701.7
Goodwill ($112.8 attributable to our VIEs in 2013)	3,063.3	3,160.3
Intangible assets other than goodwill ($180.0 attributable to our VIEs in 2013)	3,487.7	3,985.7
Investments in and advances to non-consolidated affiliates	176.8	100.4
Restricted cash ($231.6 attributable to our VIEs in 2013)	336.8	364.6
Deferred charges and other ($11.0 attributable to our VIEs in 2013)	604.2	720.6
Assets held for sale	11.9	471.2
Total assets	$24,688.9	$27,998.1

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($54.8 attributable to our VIEs in 2013)	$442.7	$376.2
Accrued expenses and other current liabilities ($126.1 attributable to our VIEs in 2013)	1,212.3	1,098.5
Interest payable ($5.5 attributable to our VIEs in 2013)	389.5	233.7
Deferred income taxes	289.2	—
Current portion of long-term debt ($47.8 attributable to our VIEs in 2013)	197.1	879.9
Total current liabilities	2,530.8	2,588.3
Long-term debt ($673.9 attributable to our VIEs in 2013)	20,918.4	20,532.2
Deferred credits and other ($67.3 attributable to our VIEs in 2013)	667.5	823.0
Deferred income taxes ($3.8 attributable to our VIEs in 2013)	2,476.0	4,334.1
Liabilities held for sale	—	52.1
Total liabilities	26,592.7	28,329.7

Commitments and contingencies (Note 17)

Stockholders’ equity/(deficit)
Common stock; voting; $0.01 par value; 139.0 and 127.5 shares issued, respectively	1.4	1.3
Treasury Stock: 2.2 and 2.1 shares, respectively	(16.3)	(16.3)
Additional paid-in capital	7,230.5	6,954.4
Accumulated deficit (1)	(10,320.7)	(7,372.5)
Accumulated other comprehensive income/(loss) (1)	(16.9)	21.4
Total Caesars stockholders’ deficit	(3,122.0)	(411.7)
Noncontrolling interests	1,218.2	80.1
Total deficit	(1,903.8)	(331.6)
Total liabilities and stockholders' deficit	$24,688.9	$27,998.1

(1)
As discussed in Note 21, "Employee Benefit Plans," we elected to change our method of accounting for actuarial gains and losses for our pension plan in the United Kingdom to a more preferable method permitted under GAAP. We applied this accounting change retrospectively to all periods presented on the noted line items.

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2013 (1)	2012 (1)	2011 (1)
Revenues
Casino	$5,808.8	$6,243.0	$6,389.9
Food and beverage	1,510.0	1,507.6	1,506.1
Rooms	1,219.6	1,205.5	1,193.1
Management fees	57.0	47.3	35.8
Other	874.8	762.0	647.1
Reimbursed management costs	268.1	67.1	26.9
Less: casino promotional allowances	(1,178.6)	(1,252.1)	(1,232.3)
Net revenues	8,559.7	8,580.4	8,566.6
Operating expenses
Direct
Casino	3,280.5	3,553.0	3,615.2
Food and beverage	658.4	657.6	657.0
Rooms	305.4	297.6	286.2
Property, general, administrative, and other (1)	2,168.6	2,043.5	2,093.5
Reimbursable management costs	268.1	67.1	26.9
Depreciation and amortization	565.2	714.4	677.0
Write-downs, reserves, and project opening costs, net of recoveries	104.4	99.7	73.8
Impairment of intangible and tangible assets	3,018.9	1,074.2	32.8
Loss on interests in non-consolidated affiliates	17.6	17.5	7.9
Corporate expense	161.4	195.0	152.8
Acquisition and integration costs	81.3	6.1	4.3
Amortization of intangible assets	164.5	174.6	156.7
Total operating expenses	10,794.3	8,900.3	7,784.1

Income/(loss) from operations	(2,234.6)	(319.9)	782.5

Interest expense	(2,253.0)	(2,100.3)	(2,121.7)
Gain/(loss) on early extinguishment of debt	(29.8)	136.0	47.9
Gain on partial sale of subsidiary	44.1	—	—
Other income, including interest income	13.8	25.5	25.3
Loss from continuing operations before income taxes	(4,459.5)	(2,258.7)	(1,266.0)
Income tax benefit	1,549.7	870.5	534.6
Loss from continuing operations, net of income taxes	(2,909.8)	(1,388.2)	(731.4)

Discontinued operations
Income/(loss) from discontinued operations	(29.8)	(64.5)	55.1
Income tax provision	(0.2)	(50.1)	(27.8)
Income/(loss) from discontinued operations, net of income taxes	(30.0)	(114.6)	27.3
Net loss	(2,939.8)	(1,502.8)	(704.1)
Less: net income attributable to noncontrolling interests	(8.4)	(5.3)	(20.9)
Net loss attributable to Caesars	$(2,948.2)	$(1,508.1)	$(725.0)

Loss per share - basic and diluted
Loss per share from continuing operations	$(22.70)	$(11.12)	$(6.02)
Earnings/(loss) per share from discontinued operations	(0.23)	(0.92)	0.22
Net loss per share	$(22.93)	$(12.04)	$(5.80)
Weighted-average common shares outstanding - basic and diluted	128.6	125.3	125.1

(1)
As discussed in Note 21, "Employee Benefit Plans," we elected to change our method of accounting for actuarial gains and losses for our pension plan in the United Kingdom to a more preferable method permitted under GAAP. We applied this accounting change retrospectively to all periods presented on the noted line items.

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Years Ended December 31,
	2013 (1)	2012 (1)	2011 (1)
Net loss	$(2,939.8)	$(1,502.8)	$(704.1)
Other comprehensive income/(loss):
Defined benefit plan adjustments (1)	0.8	(0.2)	(2.0)
Reclassification of defined benefit plan adjustments to interest expense	0.7	—	—
Foreign currency translation adjustments	(24.1)	20.7	(20.0)
Change in fair market value of derivatives	—	—	(64.3)
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense	4.0	28.4	265.7
Unrealized losses on available-for-sale investments	(3.9)	(0.8)	2.6
Total other comprehensive income/(loss), before income taxes	(22.5)	48.1	182.0
Income tax provision related to items of other comprehensive income/(loss)	(15.9)	(10.9)	(70.9)
Total other comprehensive income/(loss), net of income taxes	(38.4)	37.2	111.1
Total comprehensive loss	(2,978.2)	(1,465.6)	(593.0)

Less: amounts attributable to noncontrolling interests:
Net loss	(8.4)	(5.3)	(20.9)
Foreign currency translation adjustments	0.1	(1.1)	(1.3)
Total amounts attributable to noncontrolling interests	(8.3)	(6.4)	(22.2)
Comprehensive loss attributable to Caesars	$(2,986.5)	$(1,472.0)	$(615.2)

(1)
As discussed in Note 21, "Employee Benefit Plans," we elected to change our method of accounting for actuarial gains and losses for our pension plan in the United Kingdom to a more preferable method permitted under GAAP. We applied this accounting change retrospectively to all periods presented on the noted line items.

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(In millions)

	Caesars Stockholders
			Additional Paid-in- Capital	Accumulated Deficit (1)	Accumulated Other Comprehensive Income/(Loss) (1)	Total Caesars Stockholders' Equity	Non controlling Interests	Total Equity
	Common Stock	Treasury Stock
Balance at December 31, 2010	$0.7	$—	$6,906.5	$(5,105.6)	$(168.8)	$1,632.8	$39.8	$1,672.6
Cumulative effect of pension accounting change (1)	—	—	—	(44.3)	44.3	—	—	—
Effect of change in accounting for accruals for casino jackpot liabilities, net of tax	—	—	—	10.7	—	10.7	—	10.7
Net income/(loss) (1)	—	—	—	(725.0)	—	(725.0)	20.9	(704.1)
Share-based compensation	—	—	22.1	—	—	22.1	0.1	22.2
Repurchase of treasury shares	*	—	(1.7)	—	—	(1.7)	—	(1.7)
Distributions to noncontrolling interests, net of contributions	—	—	—	—	—	—	(5.8)	(5.8)
Changes in noncontrolling interests	—	—	—	—	—	—	(9.6)	(9.6)
Purchase of additional interest in subsidiary	—	—	(31.5)	—	—	(31.5)	—	(31.5)
Other comprehensive loss, net of tax	—	—	—	—	109.8	109.8	1.3	111.1
Other	—	—	(10.3)	(0.2)	—	(10.5)	—	(10.5)
Balance at December 31, 2011	0.7	—	6,885.1	(5,864.4)	(14.7)	1,006.7	46.7	1,053.4
Net income/(loss) (1)	—	—	—	(1,508.1)	—	(1,508.1)	5.3	(1,502.8)
Share-based compensation	—	—	34.1	—	—	34.1	—	34.1
Initial public offering	0.6	—	16.6	—	—	17.2	—	17.2
Common stock issuances	*	—	0.2	—	—	0.2	—	0.2
Increase in treasury shares	—	(16.3)	16.3	—	—	—	—	—
Increase in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	27.0	27.0
Other comprehensive loss, net of tax	—	—	—	—	36.1	36.1	1.1	37.2
Other	—	—	2.1	—	—	2.1	—	2.1
Balance at December 31, 2012	1.3	(16.3)	6,954.4	(7,372.5)	21.4	(411.7)	80.1	(331.6)
Net income/(loss) (1)	—	—	—	(2,948.2)	—	(2,948.2)	8.4	(2,939.8)
Share-based compensation	—	—	39.1	—	—	39.1	—	39.1
Common stock issuances	0.1	—	215.9	—	—	216.0	—	216.0
Stock options exercised for shares	*	—	1.2	—	—	1.2	—	1.2
Increase in treasury shares	—	*	(0.1)	—	—	(0.1)	—	(0.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	35.3	35.3
Increase in noncontrolling interests, net of distributions	—	—	—	—	—	—	1,140.3	1,140.3
Other comprehensive loss, net of tax	—	—	—	—	(38.3)	(38.3)	(0.1)	(38.4)
Purchase of additional interests in subsidiary	—	—	(9.8)	—	—	(9.8)	—	(9.8)
Reclassification of noncontrolling interest	—	—	24.7	—	—	24.7	(24.7)	—
Other	—	—	5.1	—	—	5.1	(21.1)	(16.0)
Balance at December 31, 2013	$1.4	$(16.3)	$7,230.5	$(10,320.7)	$(16.9)	$(3,122.0)	$1,218.2	$(1,903.8)

(1)
As discussed in Note 21, "Employee Benefit Plans," we elected to change our method of accounting for actuarial gains and losses for our pension plan in the United Kingdom to a more preferable method permitted under GAAP. We applied this accounting change retrospectively to all periods presented on the noted line items.

*	Amount rounds to zero.
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Years Ended December 31,
	2013 (1)	2012 (1)	2011 (1)
Cash flows from operating activities
Net loss	$(2,939.8)	$(1,502.8)	$(704.1)
Adjustments to reconcile net loss to cash flows from operating activities:
(Income)/loss from discontinued operations	30.0	114.6	(27.3)
(Gains)/losses on early extinguishments of debt	29.8	(136.0)	(47.9)
Depreciation and amortization	742.4	902.0	845.9
Amortization of deferred finance costs and debt discount/premium	360.1	314.8	227.5
Reclassification from, and amortization of, accumulated other comprehensive loss	4.7	28.4	266.5
Non-cash write-downs and reserves, net of recoveries	63.7	34.9	5.3
Gain on partial sale of subsidiary	(44.1)	—	—
Non-cash acquisition and integration costs	52.9	—	—
Impairment of intangible and tangible assets	3,018.9	1,074.2	32.8
Loss on interest in non-consolidated affiliates	17.6	17.5	7.9
Share-based compensation expense	56.5	55.1	22.2
Deferred income taxes	(1,476.7)	(750.4)	(501.2)
Pension expense in excess of cash paid (1)	9.9	10.6	37.4
Change in deferred charges and other	(23.5)	23.5	51.9
Change in deferred credits and other	(189.3)	(118.9)	(123.6)
Change in current assets and liabilities:
Accounts receivable	(61.8)	(88.0)	(87.1)
Prepayments and other current assets	(16.8)	(15.3)	43.3
Accounts payable	68.4	37.8	14.9
Interest payable	157.0	42.6	(10.1)
Accrued expenses	57.4	9.0	15.0
Other	(26.7)	(23.4)	(6.3)
Cash flows from operating activities	(109.4)	30.2	63.0
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(726.3)	(507.1)	(272.5)
Change in restricted cash	773.9	(680.5)	(517.7)
Purchase of additional interests in subsidiaries	—	—	(75.4)
Payments to acquire certain gaming rights	—	—	(22.7)
Proceeds from partial sale of subsidiary, net of cash deconsolidated	50.4	—	—
Proceeds from the sale of subsidiary, net of cash contributed	—	42.4	—
Payments to acquire businesses, net of transaction costs and cash acquired	(19.5)	(37.9)	(19.0)
Investments in/advances to non-consolidated affiliates and other	(38.6)	(28.1)	(76.0)
Purchases of investment securities	(30.0)	(39.2)	(35.7)
Proceeds from the sale and maturity of investment securities	67.4	31.6	22.6
Other	(12.5)	(5.5)	(9.9)
Cash flows from investing activities	64.8	(1,224.3)	(1,006.3)

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In millions)

	Years Ended December 31,
	2013 (1)	2012 (1)	2011 (1)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	6,038.7	3,709.4	863.8
Debt issuance and extension costs and fees	(152.8)	(50.6)	(18.1)
Borrowings under lending agreements	—	453.0	358.0
Repayments under lending agreements	—	(608.0)	(203.0)
Cash paid for early extinguishments of debt	(6,512.1)	(2,036.6)	(128.5)
Scheduled debt retirements	(92.8)	(15.8)	(43.7)
Purchase of additional interests in subsidiaries	(10.0)	(9.6)	—
Sales of noncontrolling interests, net of fees	1,197.5	37.6	14.8
Distributions to noncontrolling interest owners	(19.9)	(10.7)	(9.8)
Issuance of common stock, net of fees	217.2	17.4	—
Other	(14.7)	(13.5)	(22.0)
Cash flows from financing activities	651.1	1,472.6	811.5
Cash flows from discontinued operations
Cash flows from operating activities	(9.4)	(20.6)	60.1
Cash flows from investing activities	411.9	599.7	(10.7)
Cash flows from financing activities	—	—	—
Net cash from discontinued operations	402.5	579.1	49.4
Net increase/(decrease) in cash and cash equivalents	1,009.0	857.6	(82.4)
Change in cash classified as assets held for sale	4.7	8.7	2.5
Cash and cash equivalents, beginning of period	1,757.5	891.2	971.1
Cash and cash equivalents, end of period	$2,771.2	$1,757.5	$891.2

(1)
As discussed in Note 21, "Employee Benefit Plans," we elected to change our method of accounting for actuarial gains and losses for our pension plan in the United Kingdom to a more preferable method permitted under GAAP. We applied this accounting change retrospectively to all periods presented on the noted line items.

Supplemental Cash Flow Information:

	Years Ended December 31,
	2013	2012	2011
Cash paid for interest	$1,899.2	$1,771.9	$1,685.0
Cash paid for income taxes	38.2	16.5	5.4
Non-cash investing and financing activities:
Change in accrued capital expenditures	18.5	49.0	20.4
Change in assets acquired through financing activities and capital leases	67.4	35.8	4.2
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these footnotes, the words "Company," "Caesars Entertainment," "we," "our," and "us" refer to Caesars Entertainment Corporation ("CEC"), a Delaware corporation, its subsidiaries and consolidated entities, unless otherwise stated or the context requires otherwise.
Note 1 — Description of Business and Basis of Presentation
We conduct business through our wholly owned subsidiaries, Caesars Entertainment Operating Company, Inc. ("CEOC") and Caesars Entertainment Resort Properties ("CERP") and their subsidiaries. We also consolidate Caesars Growth Partners, LLC ("CGP LLC"), which is a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary. As of December 31, 2013, we owned, operated, or managed, through various subsidiaries and VIEs, 52 casinos in 13 U.S. states and 5 countries. Of the 52 casinos, 39 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 13 international casinos are land-based casinos, most of which are located in England. See Item 2, "Properties."
We have an ownership interest in CGP LLC as well as obligations under the asset management and management services agreements that constitute variable interests in CGP LLC. Because the equity holders in CGP LLC receive returns disproportionate to their voting interests and substantially all the activities of CGP LLC are related to Caesars, CGP LLC has been determined to be a variable interest entity. We have determined that we are the primary beneficiary of CGP LLC and we have consolidated this entity. See Note 5, "Caesars Growth Partners, LLC Transactions."
Caesars Interactive Entertainment, Inc. ("CIE"), which is a majority owned subsidiary of CGP LLC, operates an online gaming business providing for certain real money games in Nevada, New Jersey, and the United Kingdom; "play for fun" offerings in other jurisdictions; and social games on Facebook and other social media websites and mobile application platforms, such as Slotomania. CIE also owns the World Series of Poker ("WSOP") tournaments and brand, and licenses trademarks for a variety of products and businesses related to this brand.
We view each casino property and CIE as operating segments and aggregate all such casino properties and CIE into one reportable segment.
On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (together with such affiliates, "Apollo") and affiliates of TPG Capital, LP (together with such affiliates, "TPG" and, together with Apollo, the "Sponsors") in an all-cash transaction ("the Acquisition"). As a result of the Acquisition and through February 7, 2012, our stock was not publicly traded. Effective February 8, 2012, as the result of our public offering, our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "CZR." In connection with the public offering, the Company effected a 1.742-for-1 split of its common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. See Note 11, "Stockholders' Equity and Loss Per Share," for further information.
Liquidity Considerations
We are a highly leveraged company and a significant amount of our liquidity needs are for debt service, including significant interest payments. As of December 31, 2013, we had $23,589.3 million face value of outstanding indebtedness and our current debt service obligation for 2014 is $2,383.0 million, consisting of $197.1 million in principal maturities and $2,185.9 million in required interest payments. Our debt service obligation for 2015 is $3,223.7 million, consisting of $1,212.2 million in principal maturities and $2,011.5 million in required interest payments.
Following the U.S. recession of late 2007 through 2009, we have observed that gaming activity has remained well below the pre-recession levels. In addition, new competition in certain regional markets has negatively affected “same store” volumes, while overall slot volumes trends continue to weaken in most markets. These factors have negatively affected our results of operations, and may continue to negatively affect our results of operations in the future. During periods of economic weakness and in the face of continued weak consumer spending on gaming, our revenues may decrease while many of our costs remain fixed and some costs even increase, resulting in decreased earnings. As a result, we have experienced substantial net losses since 2010, as well as operating losses in 2012 and 2013, resulting in a net stockholders’ deficit of $3,122.0 million as of December 31, 2013. Further, we expect to experience operating and net losses in 2014 and beyond.
Our cash and cash equivalents, excluding restricted cash, totaled $2,771.2 million as of December 31, 2013 compared with $1,757.5 million as of December 31, 2012. Cash and cash equivalents as of December 31, 2013, includes $976.9 million held by CGP LLC, which is not available for our use to fund operations or satisfy our obligations. Caesars experienced negative operating

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cash flows of $109.4 million in 2013 and we also expect to experience negative operating cash flows in 2014 and beyond at our CEOC subsidiary.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facility. At December 31, 2013, the facility provided for up to $215.5 million, with $109.4 million maturing on January 28, 2014. As of March 1, 2014 the facility provided for $106.1 million of borrowing capacity, of which $9.6 million remained as available borrowing capacity. In addition, CERP had $269.5 million available on its revolving credit facility at December 31, 2013.
As described more fully in Note 24, “Subsequent Events,” we recently announced that CGP LLC will acquire certain assets from CEOC for $2,000.0 million in cash, net of assumed debt. The transaction is expected to close in the second quarter 2014. The net cash proceeds will impact the calculation of the senior secured leverage ratio ("SSLR") covenant going forward to the extent it reduces first lien debt or increases cash of CEOC.
From time to time, depending upon market, pricing, and other conditions, and on our cash balances and liquidity, we may seek to acquire or exchange notes or other indebtedness of the Company’s subsidiaries through open market purchases, privately negotiated transactions, tender offers, redemption, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration, including our common stock. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges, debt for equity exchanges and other transactions.
We do not expect that our cash flow from operations will be sufficient to repay our indebtedness in the long-term and we will have to ultimately seek a restructuring, amendment or refinancing of our debt, or if necessary, pursue additional debt or equity offerings.
Our ability to refinance or restructure our debt, or to issue additional debt or equity, will depend upon, among other things:

•	The condition of the capital markets at the time, which is beyond our control,

•
Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	Our continued compliance with the terms and covenants in our Credit Facilities, indentures and loan agreements that govern our debt.
Under CEOC's Credit Facilities, we are required to satisfy and maintain specified financial ratios. Specifically, our credit facilities require CEOC to maintain an SSLR of no more than 4.75 to 1.0, which is the ratio of CEOC's senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes up to $3,700.0 million of CEOC first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned. This ratio also reduces the amount of CEOC senior first priority secured debt by the amount of unrestricted CEOC cash on hand, which was $1,450.2 million as of December 31, 2013. As of December 31, 2013, the CEOC SSLR was 4.52 to 1.0.
While we were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures, as of December 31, 2013, in order to comply with the quarterly SSLR covenant under the CEOC Credit Facility in the future, we will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to consumer spending and confidence generally and spending by consumers for gaming and other entertainment activities, (b) our ability to effect cost savings initiatives, (c) our ability to complete asset sales, including the transaction described more fully in Note 24, (d) issuing additional second lien or unsecured debt, or project financing, (e) reducing net debt through open market purchases, privately negotiated transactions, redemptions, tender offers or exchanges, (f) equity issuances, (g) reductions in capital expenditures spending, or (h) a combination thereof.
In addition, under certain circumstances, the CEOC Credit Facilities allow us to apply cash contributions received by CEOC from CEC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, if CEOC is unable to meet its SSLR, in order to cure any breach.
Based upon our current operating forecast, the expected closing of the CEOC asset sale to CGP LLC described above and in Note 24, and our ability to achieve one or more of the other factors noted above, including our ability to cure a breach of the SSLR, in certain circumstances, with cash contributions from CEC, we believe that we will have sufficient liquidity to fund our operations

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and meet our debt service obligations and that we will continue to be in compliance with the CEOC SSLR during the next twelve months.
See Note 9, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of December 31, 2013 and 2012 with maturities by year, as well as discussion of recent changes in our debt outstanding, and certain changes in the terms of existing debt for the year ended December 31, 2013.
Basis of Presentation and Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from those estimates.
Certain prior year amounts have been reclassified to conform to the current year's presentation.
As described in Note 21, "Employee Benefit Plans," in the fourth quarter of 2013, we elected to change our method of accounting for actuarial gains and losses for our pension plan in the United Kingdom to a more preferable method permitted under GAAP. We believe this change was preferable because it will result in a method of amortization of gains and losses that accelerates recognition of such gains and losses into net income for events that have already occurred. We have applied this change in accounting principle retrospectively. In addition, we made other immaterial corrections to the accounting for the pension plan.
Principles of Consolidation
Our consolidated financial statements include the accounts of Caesars Entertainment and its subsidiaries after elimination of all intercompany accounts and transactions.
We consolidate into our financial statements the accounts of all 100% owned subsidiaries, partially-owned subsidiaries that we control and VIEs for which we are the primary beneficiary (See Note 2). Control generally equates to ownership percentage, (1) whereby affiliates that are more than 50% owned are consolidated; (2) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method; and (3) investments in affiliates of 20% or less are generally accounted for using the cost method.
Note 2 — Summary of Significant Accounting Policies
Variable Interest Entities
We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. For VIEs that are under common control with affiliates, in lieu of an assessment of the power to direct the activities that most significantly impact the results of the VIE, we may be required to assess a number of other factors to determine the consolidating entity, including the following: (i) the closeness of the association that the VIE has with the businesses of the affiliated entities, (ii) the entity from which the VIE obtained its assets; (iii) the nature of ongoing management and other agreements; and (iv) the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE. Along with the VIEs that are consolidated in accordance with the above guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and non-consolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.
Noncontrolling Interest and Earnings from Consolidated VIE
We account for the noncontrolling interest in our consolidated VIE, CGP LLC, using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings and losses of CGP LLC between the controlling and noncontrolling interest. Under this method, the noncontrolling interest in the CGP LLC entity is based upon the noncontrolling interest holders' contractual claims on CGP LLC’s accounting balance sheet pursuant to the mandatory liquidation provisions of the operating agreement. Under this approach, the income or loss that represents our noncontrolling interest holders' net income is associated with the increase or decrease in the noncontrolling interest holders' contractual claims on CGP LLC’s balance sheet assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on CGP LLC’s balance sheet assuming a hypothetical liquidation at the beginning of that reporting period, after removing any contributions or distributions. Caesars' resulting net income from the controlling interest is the residual net income from the consolidation of the VIE less the HLBV calculated net

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

income attributable to the noncontrolling interest holder. Due to certain mandatory liquidation provisions of the operating agreement, this could result in a net loss to Caesars consolidated results in periods in which CGP LLC reports net income.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Our cash and cash equivalents of $2,771.2 million as of December 31, 2013, includes $976.9 million held by CGP LLC, which is not available for our use to fund operations or satisfy our obligations.
Restricted Cash
As of December 31, 2013 and 2012, we had $424.3 million and $1,198.2 million of restricted cash, respectively, comprised of current and non-current portions. Proceeds from bond offerings that are in escrow prior to closing and cash reserved under loan agreements for (a) development projects and (b) certain expenditures incurred in the normal course of business, such as interest services, real estate taxes, casualty insurance, and capital improvements, are classified as restricted cash. The current portion is primarily comprised of amounts related to interest payments on outstanding debt, and the non-current portion primarily represents funds reserved for ongoing development projects. In 2012, the current portion included $750.0 million in proceeds under our 9% senior secured notes due 2020, the proceeds of which had been placed into escrow. On February 20, 2013, the escrow conditions were satisfied and the cash was no longer considered restricted.
Receivables
We issue credit to approved casino customers following background checks and investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectibility of these receivables.
Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. We reserve an estimated amount for gaming receivables that may not be collected to reduce receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. Receivables are reported net of an allowance for doubtful accounts of $162.0 million and $201.7 million as of December 31, 2013 and 2012, respectively.
Casino Reinvestment Development Authority Investment ("CRDA") Obligations
The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions, or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. We record an allowance for funds deposited to reduce the deposits to their expected eventual realizable value.
Long-Lived Assets
We have significant capital invested in our long-lived assets, and judgments are made in determining their estimated useful lives and salvage values and if or when an asset (or asset group) has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset.
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. We typically estimate the fair value of assets starting with a "Replacement Cost New" approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the consolidated financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $37.8 million and $38.2 million for the years ended December 31, 2013 and 2012, respectively.
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease as follows:
Useful Lives

Land improvements	12 years
Buildings	30 to 40 years
Leasehold improvements	5 to 15 years
Riverboats and barges	30 years
Furniture, fixtures, and equipment	2.5 to 20 years
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
We have historically performed our annual goodwill impairment assessment as of September 30, and finalized the assessment in the following quarter in some years. In 2013, we performed this September 30 assessment and subsequently changed our testing date to October 1. We believe this change was preferable because it will allow us to take advantage of the additional time and resources available to perform the test. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight. We did not change our methodology with the change in our testing date. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA"), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We have historically performed an annual impairment assessment of other non-amortizing intangible assets as of September 30. We have also historically performed an assessment more frequently if impairment indicators exist. In 2013, we performed this September 30 assessment and subsequently changed our testing date to October 1. We did not change our methodology with the change in our testing date. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the "Relief From Royalty Method" and "Excess Earnings Method" under the income approach.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the future and such impairments could be material.
Debt Discounts or Premiums and Debt Issue Costs
Debt discounts or premiums and debt issue costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Unamortized debt issue costs are included in deferred charges and other in our Consolidated Balance Sheets.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total Rewards Point Liability Program
Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as "breakage"), as they are earned. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. Such amounts are included within accrued expenses. See Note 8, "Detail of Accrued Expenses and Other Current Liabilities."
In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and is included in casino promotional allowances.
Self-Insurance Accruals
We are self-insured for various levels of workers' compensation, property and general liability, employee medical coverage, and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions.
Revenue Recognition
Casino Revenues
Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Food and beverage, rooms, and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer. Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. See Note 13, "Casino Promotional Allowances."
Interactive Entertainment—Social and Mobile Games
CIE derives revenue from the sale of virtual currencies within casino-themed social and mobile games that are played on various global social and mobile third-party platforms. Within the Slotomania application, game players may collect free virtual coins on a regular basis, may send "gifts" of either free virtual coins or free slot machine spins to their friends through interactions with the Facebook application, and may "earn" free virtual coins through targeted marketing promotions. Within the Bingo Blitz application, game players may collect free bingo credits on a regular basis, may send "gifts" of free bingo credits or other virtual items to their friends through interactions with the Facebook application, and may "earn" free bingo credits through targeted marketing promotions. Virtual coins in Slotomania and virtual bingo credits in Bingo Blitz (collectively referred to as "virtual currency" or "virtual goods") allow the game players to play the respective games free of charge. A game player may purchase additional virtual goods above and beyond the level of free virtual goods available to that player. Purchased virtual goods are deposited into the player's account and are then not separately identifiable from virtual goods previously obtained by the player.
CIE is able to reliably estimate the period of time over which virtual currency is consumed. As such, CIE recognizes revenue using an item-based revenue model. However, CIE is unable to distinguish between when purchased or free virtual currency is being consumed; therefore, CIE must estimate the amount of outstanding purchased virtual currency at each reporting period based on customer behavior. CIE records within other current liabilities the deferred revenue associated with its social and mobile games, and also records within other current assets the prepaid platform fees associated with this deferred revenue.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CIE's applications are played on various social and mobile third-party platforms for which such third parties collect monies from CIE’s customers and pay CIE an amount after deducting a platform fee. CIE is the primary obligor with its customers under these arrangements, retains the ability to establish the pricing for its virtual currencies, and assumes all credit risk with its customers. Based upon these facts, CIE recognizes revenues from its game-playing customers on a gross basis and related platform fees are recorded as a component of operating expense.
Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $207.9 million, $194.2 million, and $190.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Income Taxes
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on certain foreign and state net operating losses ("NOLs"), and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets were not deemed realizable based upon near term estimates of future taxable income.
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
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions, except for CGP LLC, which is filed as part of a separate tax filing group. We are under regular and recurring audit by the Internal Revenue Service ("IRS") and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 3 — Recently Issued Accounting Pronouncements
In February 2013, the FASB issued new guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The new guidance is effective for us January 1, 2014. We do not expect this new guidance to have a material impact on our consolidated financial position, results of operations and cash flows.
Note 4 — Acquisitions, Dispositions, and Divestitures
Acquisitions
Baltimore, Maryland
In July 2012, a consortium led by the Company was awarded the license to operate a casino in downtown Baltimore. In October 2012, Caesars entered into definitive agreements with other investors to form a venture that will build and own the casino, subject to regulatory approvals and receipt of project financing. Pursuant to the agreements, we committed to contribute a maximum of$78.0 million in cash capital to the venture for the purpose of developing and constructing the casino. We contributed $38.0 million in capital in 2013 and $17.7 million in 2012. As of December 31, 2013, CGP LLC had an approximately 52% indirect ownership interest in the venture.
Buffalo Studios, LLC
In December 2012, CIE purchased substantially all of the net assets of Buffalo Studios, LLC ("Buffalo Studios"), a social and mobile games developer and owner of Bingo Blitz, for consideration of $45.2 million plus an earnout payment with an acquisition date fair value estimated at $5.6 million. The purchase price was allocated to total assets of $52.9 million and liabilities of $7.7 million. As of December 31, 2013, the estimated fair value of the earnout was $58.5 million. The $52.9 million increase in fair value was recognized in acquisition and integration costs in our Consolidated Statements of Operations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dispositions
Conrad Punta del Este Resort and Casino
In May 2013, we formed a strategic relationship with Enjoy S.A. (“Enjoy”) in Latin America. Enjoy acquired 45% of Baluma S.A., our subsidiary that owns and operates the Conrad Punta del Este Resort and Casino in Uruguay (the “Conrad”), in exchange for total consideration of $139.5 million. After customary deductions for expenses associated with the closing, we received $50.4 million in cash (net of $29.7 million of cash deconsolidated), a note receivable of $31.9 million, and a 4.5% equity stake in Enjoy.
In connection with the transaction, Enjoy assumed control of the Baluma S.A. board and responsibility for management of the Conrad. Upon completion of the transaction, we deconsolidated Baluma S.A. from our financial statements and began accounting for Baluma S.A. as an investment in non-consolidated affiliates utilizing the equity method of accounting.
Alea Leeds
In March 2013, we permanently closed our Alea Leeds casino in England. As a result of the closure, we recorded charges of $5.7 million related to the write-down of tangible and intangible assets, net of currency translation adjustment, and $15.8 million related to exit costs, primarily related to non-cancellable contract costs of $15.1 million. During the year ended December 31, 2013, the Company paid $2.0 million of exit-related costs, accreted interest expense of $1.4 million, and recognized increases in the liability of $1.6 million primarily due to the impact of currency translation adjustments. As of December 31, 2013, $16.8 million remains accrued for exit-related costs. We have presented the operations of Alea Leeds as discontinued operations in the Consolidated Condensed Statements of Operations for all years presented. See "Discontinued Operations" below.
Macau Land Concession
In 2012, we determined that it was more likely than not that we would divest of our investment in a land concession in Macau prior to the end of the remaining 35-year term of the concession (the "Macau Land Concession"). As a result, we recognized an impairment of $101.0 million. We subsequently began discussions with interested investors regarding a sale of the subsidiaries that held the Macau Land Concession. As a result of this plan of disposal, we classified the assets and liabilities as held for sale as of December 31, 2012, and presented the operations of the business as discontinued operations for years ended December 31, 2013 and 2012.
In November 2013, we completed the sale of our interest in the Macau Land Concession to Pearl Dynasty Investments Limited for a total sales price of $438.0 million. We recognized an additional impairment of $5.8 million in 2013 prior to the sale. We expect to use the net proceeds from the sale, which were $424.9 million, to fund CEOC investments in useful assets, including capital expenditures, or to repurchase certain outstanding CEOC debt.
Suffolk Investment
Since 2011, we have invested $101.9 million in Sterling Suffolk, the owner of Suffolk Downs racecourse in East Boston, Massachusetts. This investment was comprised of a $41.9 million convertible preferred equity investment and a $60.0 million common equity ownership in Sterling Suffolk, recorded as an intangible asset representing the right to manage a potential future gaming facility. On October 18, 2013, Caesars agreed to withdraw its application as a qualifier in Massachusetts. In December 2013, we entered into a termination and release agreement with Sterling Suffolk (“Suffolk Agreement”), pursuant to which we terminated several agreements between us and Sterling Suffolk. Based on this termination and on our assessment of the recoverability of the investment, during the quarter ended December 31, 2013, we recorded an impairment charge totaling $101.9 million, the full amount of our cash investment, of which $41.9 million was recorded in write-downs, reserves, and project opening costs, net of recoveries and $60.0 million was recorded in impairments of intangible and tangible assets. As part of the Suffolk Agreement, we agreed to place our common equity interest into a divestiture trust, and our convertible preferred interest was redeemed in exchange for a $28.5 million promissory note (“Suffolk Note”). The Suffolk Note matures in April 2015, or earlier upon the occurrence of certain events. Given the uncertainty related to these events and the resulting risk of collection, we recorded a full reserve on the Suffolk Note during 2013.
Other Dispositions
In October 2013, we entered into an agreement to sell the Claridge Hotel Tower, which was part of the Bally's Atlantic City asset group, for $12.5 million. The Claridge Hotel Tower assets have been classified as held for sale as of December 31, 2013. This transaction closed in February 2014.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In November 2012, we sold our Harrah's St. Louis casino and recorded a pre-tax gain of $9.3 million on the sale. We have presented the results of Harrah's Maryland Heights, LLC, previous owner of the Harrah's St. Louis casino, as discontinued operations for the year ended December 31, 2013. See "Discontinued Operations" below.
Other Property Matters
In August 2012, one of our subsidiaries sold an ownership interest in ThistleDown Racetrack, LLC ("ThistleDown Racino"), our thoroughbred racing facility in Cleveland, Ohio, to Rock Gaming for $28.6 million and contributed its remaining 46.61% interest in ThistleDown Racino to Rock Ohio Caesars LLC ("ROC") in exchange for additional equity interests in ROC. Rock Gaming then purchased a portion of equity interests in ROC from our subsidiary for $14.3 million in order to retain an 80% ownership interest in ROC. We recognized an $11.0 million gain as a result of these transactions.
The CRDA collects casino reinvestment funds (also known as investment alternative tax obligation deposits, or "IAT") equal to 1.25% of monthly gross gaming revenues on a monthly basis. In December 2013, we conveyed land parcels with an appraised value totaling $7.3 million to the CRDA. As consideration, we will receive a credit against future IAT obligations equal to the appraised value of the land parcels. Prior to the disposal, we recorded a tangible asset impairment of $21.7 million in 2013 to reduce the recorded book valued of the assets to fair value.
Amounts Related to Assets and Liabilities Held for Sale

	As of December 31,
(In millions)	2013	2012
Assets
Cash and cash equivalents	$—	$4.7
Other current assets	—	0.4
Assets held for sale, current	$—	$5.1

Property and equipment, net	$11.9	$471.2
Assets held for sale, non-current	$11.9	$471.2

Liabilities
Accounts payable and accrued expenses	$—	$3.8
Liabilities held for sale, current	$—	$3.8

Deferred credits and other	$—	$0.2
Deferred income taxes	—	51.9
Liabilities held for sale, non-current	$—	$52.1

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts Related to Discontinued Operations

	Years Ended December 31,
(In millions)	2013	2012	2011
Net revenues
Harrah's St. Louis	$—	$208.4	$257.7
Macau	2.9	3.6	3.5
Alea Leeds	0.4	6.3	6.7
Total net revenues	$3.3	$218.3	$267.9

Pre-tax income/(loss) from operations
Harrah's St. Louis	$(0.8)	$62.2	$75.3
Macau	(5.1)	(121.6)	(16.1)
Alea Leeds	(23.9)	(5.1)	(4.1)
Total pre-tax income/(loss) from discontinued operations	$(29.8)	$(64.5)	$55.1

Income/(loss), net of income taxes
Harrah's St. Louis	$(0.6)	$(1.7)	$45.8
Macau	(5.5)	(107.8)	(14.4)
Alea Leeds	(23.9)	(5.1)	(4.1)
Total income/(loss) from discontinued operations, net of income taxes	$(30.0)	$(114.6)	$27.3
Note 5 — Caesars Growth Partners, LLC Transactions
Formation Transactions
Caesars Acquisition Company ("CAC") was formed to own 100% of the voting membership units in CGP LLC. CGP LLC was formed for the purpose of acquiring certain businesses and assets of Caesars Entertainment.
On October 21, 2013, the joint venture was formed between subsidiaries of Caesars Entertainment and CAC through the execution of the series of transactions described below (the "Transactions"):

(i)
The Class A common stock of CAC was made available via a subscription rights offering by Caesars Entertainment to its shareholders as of October 17, 2013, the record date (the "CAC Rights Offering"), whereby each subscription right entitled its holder to purchase from CAC one share of CAC's Class A common stock or the right to retain such subscription right;

(ii)	Sponsors exercised their basic subscription rights in full and purchased $457.8 million worth of CAC's Class A common stock at a price of $8.64 per whole share;

(iii)	CAC used the proceeds from the exercise of the basic subscription rights in (ii) above to purchase 100% of the voting units of CGP LLC;

(iv)	CGP LLC subsequently used $360.0 million of the proceeds received from CAC in (iii) above to purchase from CEOC (we refer to the following assets as the "Purchased Assets"):

a.
the equity interests of a subsidiary of PHW Las Vegas, LLC that holds all of the assets and liabilities formerly held directly by PHW Las Vegas, LLC, including the Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood");

b.
the equity interests of Caesars Baltimore Investment Company, LLC, the entity that indirectly holds interests in the owner of Horseshoe Baltimore in Maryland (the "Maryland Joint Venture"), a licensed casino development project expected to open in the third quarter of 2014; and

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c.
a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which holds an agreement to manage the Maryland Joint Venture.

(v)
Caesars Entertainment contributed all of the shares of CIE’s outstanding common stock held by a subsidiary and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary (the "CEOC Notes" and, together with the shares of CIE, the "Contributed Assets") to CGP LLC, in exchange for all of CGP LLC’s non-voting units.

Prior to the consummation of the Transactions, Planet Hollywood was owned by PHW Las Vegas, LLC ("PHW Las Vegas"). On October 21, 2013, in connection with and prior to the closing of the Transactions, PHW Las Vegas contributed and assigned to PHWLV, a wholly owned subsidiary of PHW Las Vegas (“PHWLV”), and PHWLV accepted and assumed from PHW Las Vegas, all of its assets and liabilities of PHW Las Vegas, including Planet Hollywood.
The closing of the CAC Rights Offering for subscription rights not previously exercised by recipients of the rights, and for any over-subscription privileges, including oversubscription by the Sponsors, occurred on November 18, 2013. CAC distributed a total of 135,771,882 shares of Class A common stock to the holders of subscription rights who validly exercised their subscription rights and paid the subscription price in full. CAC received aggregate gross proceeds from the CAC Rights Offering of approximately $1,173.1 million.
Also on October 21, 2013, the aggregate fair market value of the subscription rights issued by Caesars Entertainment was restored to Caesars Entertainment from CGP LLC through a return of senior notes issued by CEOC and previously contributed to CGP LLC by CEC. The amount of the restoration was approximately $21.1 million.
CGP LLC reimbursed Caesars Entertainment and CAC for certain fees and expenses incurred in connection with this transaction.
Contingently Issuable Non-Voting Membership Units
Pursuant to the terms of the Transactions, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE's social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be received is capped at a value of $225 million divided by the value of the non-voting units at the date of the CGP LLC transaction.
CGP LLC recorded a liability of $167.8 million, representing the fair value of the additional non-voting membership units contingently issuable to Caesars Entertainment during 2016 under the CIE earnout liability described above. The contingently issuable membership units' fair value is based upon a multiple of EBITDA for the calendar year 2015 in excess of a specified minimum threshold and includes a maximum payout threshold. The fair value of the CIE earnout liability as of December 31, 2013 was $306.5 million. Such liability is eliminated in our consolidation of CGP LLC.
Call Right
Pursuant to the certificate of incorporation of CAC and the CGP Operating Agreement, after October 21, 2016, Caesars Entertainment and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of CGP LLC held by subsidiaries of Caesars Entertainment, to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment and/or its subsidiaries at such time. The purchase consideration may be, at Caesars Entertainment’s option, cash or shares of Caesars Entertainment’s common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC’s Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units.
The call right may be exercisable in part by Caesars Entertainment (up to three times), but until the call right is exercised in full, any voting units of CGP LLC (or shares of CAC’s Class A common stock) acquired by Caesars Entertainment will be converted into non-voting units of CGP LLC (or non-voting shares of CAC’s Class B common stock). Additionally, the call right may only be exercised by Caesars Entertainment and/or its subsidiaries if, at the time of such exercise, (w) Caesars Entertainment and CAC enter into a resale registration rights agreement with respect to the shares of Caesars Entertainment common stock used as all or a portion of the purchase consideration in connection with the exercise of the call right, (x) the common stock of Caesars

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Entertainment (i) is registered with the Securities and Exchange Commission, (ii) is listed for trading and trades on a national securities exchange, and (iii) issuable upon exercise of the call right will represent, in the aggregate, not more than one half of the total Caesars Entertainment’s common stock issued and outstanding giving effect to the exercise of the call right, (y) Caesars Entertainment has a minimum liquidity of $1.0 billion and a maximum net debt leverage ratio of 9.00 to 1.00, and (z) no event of default has occurred and is in effect under any financing agreement of Caesars Entertainment or its subsidiaries. Further, in the event that a stockholder vote of Caesars Entertainment is required in connection with the exercise of such call right, receipt of affirmative approval of such vote will be a condition to the exercise of the call right and at the closing of the Transactions, affiliates of the Sponsors will enter into a voting support agreement in favor of any such stockholder approval. In addition, a majority of the independent directors of the board of directors of Caesars Entertainment must approve the exercise of the call right by Caesars Entertainment and/or its subsidiaries. The call right will be transferable to a transferee that also receives a transfer of all the non-voting units of CGP LLC, and exercisable by the transferee upon the same terms and conditions as apply to Caesars Entertainment and its subsidiaries.
Following October 21, 2018 and until April 21, 2022, our Board will have the right to cause a liquidation of CGP LLC, including the sale or winding up of CGP LLC, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of CGP LLC to the holders of CGP LLC’s units according to the waterfall described below. On April 21, 2022 (unless otherwise agreed by Caesars Entertainment and CAC), if our Board has not previously exercised its liquidation right, the CGP Operating Agreement provides that CGP LLC shall, and our Board shall cause CGP LLC to, effect a liquidation.
Upon a liquidation, partial liquidation or sale of material assets, all net cash and other assets not monetizable of CGP LLC shall, subject to applicable gaming regulatory laws, be distributed as follows: (i) first, to all units held by CAC until amounts distributed equal return of CAC’s initial capital contribution plus a 10.5% per annum of return on such capital contribution (such return to begin accruing on the proceeds in excess of the purchase price of Planet Hollywood, Horseshoe Baltimore and 50% of the related management fees only upon the investment of such excess proceeds by CGP LLC); (ii) second, to all units held by Caesars Entertainment and/or its subsidiaries until Caesars Entertainment catches up to its respective amount distributed in provision (i) (including the 10.5% per annum of return on the initial capital contribution) and (iii) third, to all holders of units pro rata.
The structure pursuant to which CGP LLC will effect a liquidating distribution, sale of CGP LLC or other similar transaction that provides liquidity to the holders of CGP LLC’s units as described above will be determined by a special-purpose Liquidation Committee that will include representatives from Caesars Entertainment and CAC. In connection with any liquidation of CGP LLC, CAC will have an approval right over any sale or other monetization of assets of CGP LLC that would not exceed the greater of (x) the book value of CGP LLC, and (y) the value of CGP LLC as determined by an appraiser selected by CAC.
CIE Unsecured Intercompany Loan
CIE has entered into an unsecured credit facility with CEC (the "CEC Credit Facility") whereby CEC provided to CIE unsecured intercompany loans as approved by CIE on an individual transaction basis. In connection with the purchase of Playtika in 2011 and the December 2012 Buffalo Studios acquisition, CIE borrowed $126.4 million for Playtika and $42.0 million for Buffalo Studios under the CEC Credit Facility. The outstanding CIE balance on the CEC Credit Facility as of December 31, 2013, was $39.8 million. No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. The CEC Credit Facility does not have any restrictive or affirmative covenants. The CEC Credit Facility eliminates with the consolidation of CGP LLC.
Consolidation as a Variable Interest Entity
In October 2013, Caesars and its subsidiaries, together with Caesars Acquisition Company (“CAC”) and CGP LLC consummated the Caesars Growth Partners, LLC Transaction described above. Because the equity holders in CGP LLC receive returns disproportionate to their voting interests and substantially all the activities of CGP LLC are related to Caesars, CGP LLC has been determined to be a variable interest entity. CAC is the sole voting member of CGP LLC - neither CAC nor CGP LLC guarantee any of Caesars’ debt. The creditors or beneficial holders of CGP LLC have no recourse to the general credit of Caesars Entertainment Corporation. Caesars has certain obligations to CGP LLC through the management and services agreements.
For accounting purposes, the transactions between CGP LLC and CEOC have been determined to be a reorganization among entities under common control. Because substantially all the activities of CGP LLC are related to Caesars and due to the factors set forth below, we have concluded that we are required to consolidate it under accounting rules.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have reached this conclusion based upon the weighting of a number of items, including the following: (i) the close association that CGP LLC has with Caesars, including the fact that all of the assets and businesses owned by CGP LLC were acquired from Caesars; (ii) Caesars through CEOC, has ongoing asset and management services agreements with each of the properties owned by CGP LLC; and (iii) Caesars has the obligation to absorb losses and the right to receive residual returns that could potentially be significant to CGP LLC. See above for greater detail on the Caesars Growth Partners, LLC Transaction and our related accounting. During the 2013 period in which we consolidated CGP LLC as a VIE (subsequent to the Transactions), we recognized net revenues of $141.7 million and net income attributable to Caesars of $3.9 million.
Note 6 — Property and Equipment, net

	As of December 31,
(In millions)	2013	2012
Land and land improvements	$6,266.8	$7,208.8
Buildings, riverboats, and improvements	6,668.1	8,725.7
Furniture, fixtures, and equipment	2,297.7	2,491.0
Construction in progress	824.6	378.3
	16,057.2	18,803.8
Less: accumulated depreciation	(2,819.3)	(3,102.1)
	$13,237.9	$15,701.7
Depreciation Expense

	Years Ended December 31,
(In millions)	2013	2012	2011
Depreciation expense	$571.6	$751.6	$724.7
Depreciation expense is included in depreciation and amortization, corporate expense, and income from discontinued operations.
Tangible asset impairments
We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Over time, we have experienced deteriorating gaming volumes at properties in certain of our markets and, as a result, the Company continues to evaluate its options regarding its participation in those markets. We also test properties or asset groups for impairment when those assets are more likely than not to be disposed of by sale or other means or when we identify evidence of deteriorating market values of assets in a region.
Atlantic City, New Jersey
During the fourth quarter 2013, casino property sales occurred in the Atlantic City market. The pricing of the transactions indicated a substantial decline in market price had occurred for Casinos in Atlantic City. As a result of this triggering event, the Company determined it was necessary to perform a recoverability test of the carrying amount of our Atlantic City properties. It we determined the carrying values of our Atlantic City properties were not recoverable. Therefore, we performed a fair value assessment of the properties. Impairment losses of $2,356.8 million were recorded in 2013 primarily as a result of the assessment. The Company recorded an impairment of $450.0 million in 2012 as a result of evaluating options for one of its Atlantic City properties for participation in the market.
Tunica, Mississippi
As a result of downward pressure on the actual results from operations compared with prior years and with previous forecasts for one of the properties in the Tunica market, the Company determined it was necessary to perform a recoverability test of the carrying amount of the property. It was determined the carrying value was not recoverable. Therefore, we performed a fair value assessment of the property and recorded an impairment loss of $114.8 million in 2013.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Biloxi, Mississippi
As a result of a possible transaction involving certain of our land holdings in Biloxi, we tested the land holdings for recoverability in 2013. This analysis resulted in tangible asset impairments of $79.3 million in 2013. In 2012, we recorded tangible asset impairments of $180.5 million on a previously halted development project in Biloxi.
Other
We recorded tangible asset impairments of $13.9 million in 2013 as a result of other identified triggering events for long lived assets owned by the Company.

Note 7 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill

	Gross Goodwill		Accumulated Impairment		Net Carrying Value
(In millions)	2013	2012	2013	2012	2013	2012
Balance as of January 1	$9,433.7	$9,438.6	$(6,273.4)	$(6,078.2)	$3,160.3	$3,360.4
Additions	15.1	14.3	—	—	15.1	14.3
Impairments	—	—	(104.3)	(195.2)	(104.3)	(195.2)
Contribution of ThistleDown to ROC venture	—	(20.1)	—	—	—	(20.1)
Disposals (1)	(14.9)	—	—	—	(14.9)	—
Other (2)	7.1	0.9	—	—	7.1	0.9
Balance as of December 31	$9,441.0	$9,433.7	$(6,377.7)	$(6,273.4)	$3,063.3	$3,160.3
(1)    During 2013, we sold 45% of our interest in Baluma S.A. See Note 4.
(2)    Related to CIE acquisitions of Buffalo Studios and other CIE acquisitions.
In 2012, we contributed our interests in ThistleDown to ROC and recorded a $20.1 million reduction of related goodwill. The Company did not have any reporting units with a zero or negative book value as of December 31, 2013.
Changes in Carrying Value of Intangible Assets Other Than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2013	2012	2013	2012	2013	2012
Balance as of January 1	$1,027.6	$1,163.7	$2,958.1	$3,199.5	$3,985.7	$4,363.2
Additions	19.1	37.8	—	—	19.1	37.8
Impairments	(150.3)	—	(199.6)	(242.0)	(349.9)	(242.0)
Amortization expense	(164.5)	(174.6)	—	—	(164.5)	(174.6)
Disposals	—	—	—	—	—	—
Other	(1.9)	0.7	(0.8)	0.6	(2.7)	1.3
Balance as of December 31	$730.0	$1,027.6	$2,757.7	$2,958.1	$3,487.7	$3,985.7
During 2013, we increased our amortizing intangible assets $19.1 million as a result of entering into certain contractual arrangements. During 2012, we acquired substantially all of the net assets of Buffalo Studios and recorded amortizing intangible assets of $37.8 million related to developed games and game titles.
Our impairment assessments of amortizing intangible assets resulted in impairment charges of $150.3 million in 2013. These impairment charges include the write-off of our $60.0 million intangible assets associated with the Suffolk management rights and certain amortizing intangibles in our Atlantic Coast region. The Atlantic Coast region impairments were primarily the result of a combination of reduced projected revenues within our long-term operating plan and a change in the discount rate.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment Charges for Goodwill and Other Non-amortizing Intangible Assets

	Years Ended December 31,
(In millions)	2013	2012	2011
Goodwill	$104.3	$195.2	$3.0
Non-amortizing intangible assets:
Trademarks	101.4	209.0	8.0
Gaming Rights and other	98.2	33.0	—
Total impairment charges	$303.9	$437.2	$11.0
Our annual assessment of goodwill resulted in impairment charges of $104.3 million in 2013 and $195.2 million in 2012. These impairment charges were a result of the combination of a discount rate increase and reduced projected revenues within our long-term operating plan as a result of the economic climate.
Our interim and annual assessments of non-amortizing intangible assets resulted in impairment charges of $199.6 million in 2013 and $242.0 million in 2012. These impairment charges were the result of a combination of reduced projected revenues associated with these intangible assets within our long-term operating plan and a change in the discount rate.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	December 31, 2013				December 31, 2012
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	6.0	$1,268.1	$(645.5)	$622.6	$1,456.7	$(618.0)	$838.7
Contract rights	14.5	97.6	(79.4)	18.2	145.1	(66.3)	78.8
Patented technology	2.8	138.3	(76.5)	61.8	158.4	(78.3)	80.1
Gaming rights	10.5	42.8	(15.4)	27.4	42.8	(12.8)	30.0
		$1,546.8	$(816.8)	730.0	$1,803.0	$(775.4)	1,027.6
Non-amortizing intangible assets
Trademarks				1,598.2			1,699.7
Gaming rights				1,159.5			1,258.4
				2,757.7			2,958.1
Total intangible assets other than goodwill				$3,487.7			$3,985.7
The aggregate amortization expense for intangible assets that continue to be amortized was $164.5 million in 2013, $174.6 million in 2012 and $156.7 million in 2011. Estimated annual amortization expense for each of the five years from 2014 through 2018 is $136.4 million, $134.9 million, $121.4 million, $110.9 million, and $90.4 million, respectively.

Note 8 — Detail of Accrued Expenses and Other Current Liabilities

	As of December 31,
(In millions)	2013	2012
Accrued Expenses
Payroll and other compensation	$233.4	$206.7
Self-insurance claims and reserves	208.2	202.0
Advance deposits	203.5	138.6
Accrued taxes	130.0	147.0
Total Rewards liability	50.1	52.0
Other accruals	387.1	348.4
Total accrued expenses	1,212.3	1,094.7

Liabilities held for sale	—	3.8
Total	$1,212.3	$1,098.5

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9—Debt

	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
(Dollars in millions)		December 31, 2013			December 31, 2012
CEOC Debt
Credit Facilities (1)
Term Loans B1 - B3	2015	3.24%	$29.0	$29.0	$1,025.8
Term Loan B4	2016	9.50%	959.8	948.1	954.5
Term Loan B5	2018	4.49%	991.9	989.3	1,218.8
Term Loan B6 (5)	2018	5.49%	2,431.9	2,399.9	2,812.6
Secured Debt
Senior Secured Notes (1)	2017	11.25%	2,095.0	2,066.4	2,060.2
Senior Secured Notes (1)	2020	8.50%	1,250.0	1,250.0	1,250.0
Senior Secured Notes (1)	2020	9.00%	3,000.0	2,954.5	1,486.9
Second-Priority Senior Secured Notes (1)	2018	12.75%	750.0	743.9	742.9
Second-Priority Senior Secured Notes (1)	2018	10.00%	4,528.1	2,433.2	2,260.2
Second-Priority Senior Secured Notes (1)	2015	10.00%	214.8	187.7	173.7
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	330.0
Bill's Gamblin' Hall & Saloon ("Bill's") Credit Facility (6)	2019	11.00%	185.0	179.8	181.4
Capitalized Lease Obligations	to 2017	various	16.7	16.7	27.2
Subsidiary-Guaranteed Debt (2)
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.50%	10.9	10.9	9.7
Unsecured Senior Debt (1)
5.375%	2013	—	—	—	116.6
7.0%	2013	—	—	—	0.6
5.625%	2015	5.625%	364.4	328.3	306.7
6.5%	2016	6.50%	248.7	212.6	200.9
5.75%	2017	5.75%	147.9	115.0	108.7
Floating Rate Contingent Convertible Senior Notes	2024	0.25%	0.2	0.2	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	62.9	62.9	64.3
Other	2016	0.00% - 6.00%	45.9	45.9	—
Total CEOC Debt (4)			18,141.7	15,782.9	15,810.5

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
(Dollars in millions)		December 31, 2013			December 31, 2012
CERP Debt
Secured Debt
CERP Senior Secured Loan (3)	2020	7.00%	2,500.0	2,449.7	—
CERP First Lien Notes (3)	2020	8.00%	1,000.0	993.7	—
CERP Second Lien Notes (3)	2021	11.00%	1,150.0	1,140.8	—
CMBS Financing		—	—	—	4,660.5
LINQ/Octavius Senior Secured Loan		—	—	—	446.5
Capitalized Lease Obligations	to 2017	various	5.4	5.4	8.6
Other Unsecured Borrowings
Other	2016	0.00% - 6.00%	21.3	21.3	—
Total CERP Debt			4,676.7	4,610.9	5,115.6

CGP LLC Debt (7)
Secured Debt
PHW Las Vegas Senior Secured Loan	2015	3.03%	494.8	456.1	438.2
Baltimore Credit Facility	2020	8.25%	225.0	214.5	—
Capitalized Lease Obligations	to 2017	various	0.1	0.1	0.1
Other Unsecured Borrowings
Other	2014 - 2018	various	51.0	51.0	47.7
Total CGP LLC Debt			770.9	721.7	486.0

Total Debt			23,589.3	21,115.5	21,412.1
Current Portion of Long-Term Debt			(197.1)	(197.1)	(879.9)
Long-Term Debt			$23,392.2	$20,918.4	$20,532.2
____________________

(1)	Guaranteed by Caesars Entertainment.

(2)	Guaranteed by Caesars Entertainment and certain wholly owned subsidiaries of CEOC.

(3)	Guaranteed by Caesars Entertainment Resort Properties and its subsidiaries.

(4)
$1,146.6 million of debt issued by CEOC is held by other consolidated entities, substantially all of which is held by CGP LLC. Accordingly, such debt is not considered outstanding in the above presentation.

(5)	The Term B-6 Loans have a springing maturity to April 14, 2017 if more than $250.0 million of CEOC's 11.25% senior secured notes due 2017 remain outstanding on April 14, 2017.

(6)	Subsequent to year end, the Company announced the agreement to sell the property to CGP LLC, as part of this transaction, CGP LLC will assume this debt. See Note 24.

(7)
As of December 31, 2013, under the CGP LLC structure, CIE has $39.8 million drawn under a revolver arrangement with Caesars Entertainment. Accordingly, such debt is not considered outstanding in the above presentation.

Annual Maturities of Long-Term Debt

(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
CEOC	$113.4	$1,108.5	$2,084.0	$2,715.5	$8,447.1	$4,819.8	$19,288.3
Less: CEOC to affiliate (1)	—	(427.3)	(324.5)	(390.9)	(3.9)	—	(1,146.6)
CERP	35.9	33.9	31.8	25.0	25.1	4,525.0	4,676.7
CGP LLC	47.8	497.1	2.2	2.2	5.4	216.2	770.9
Total	$197.1	$1,212.2	$1,793.5	$2,351.8	$8,473.7	$9,561.0	$23,589.3
____________________

(1)	Substantially all of these amounts are held by CGP LLC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2013 and 2012, book values of debt are presented net of unamortized discounts of $2,473.8 million and $2,691.0 million, respectively.
As of December 31, 2013 and 2012, the Company’s outstanding debt had a fair value of $20,544.1 million and $20,652.8 million, respectively. The fair value of debt has been calculated based on the borrowing rates available as of December 31, 2013, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. The fair value of our debt is classified within level 1 and level 2 in the fair value hierarchy.
As a result of the restrictions related to CEOC's borrowings, CERP Financing, and on the assets of CGP LLC debt and other arrangements, the amount of restricted net assets of our consolidated subsidiaries and variable interest entities was $3.0 billion and $1.2 billion, as of December 31, 2013 and 2012, respectively.
Current Portion of Long-Term Debt
Current maturities of long-term debt include required interim principal payments on certain term loans under the CEOC senior secured credit facilities, the special improvement district bonds, other unsecured borrowings and capitalized lease obligations. The current portion of long-term debt also includes required principal payments of $43.5 million of CEOC 10.0% second-priority senior secured notes due 2018, $31.6 million of CEOC 10.0% second-priority senior secured notes due 2015, $25.0 million of CERP senior secured Loan, and CIE non-interest bearing convertible promissory notes totaling $47.7 million, under the CGP LLC structure.
The current portion of long-term debt as of December 31, 2012 included $750.0 million of CEOC 9.0% notes issued in December 2012 pending satisfaction of certain escrow conditions. On February 20, 2013, the escrow conditions were satisfied and the debt obligation was reclassified to long-term.
CEOC Debt
CEOC Credit Facilities Activity
In connection with the Acquisition, CEOC entered into the senior secured credit facilities (the "CEOC Credit Facilities"). This financing is neither secured nor guaranteed by Caesars Entertainment’s other direct subsidiaries, including the subsidiaries that own properties that are security for the CERP Financing, as defined below.
During 2012, we (i) extended the maturity of $3,812.3 million B-1, B-2 and B-3 term loans held by consenting lenders from January 28, 2015 to January 28, 2018 and increased the interest rate with respect to such extended term loans (the "Term B-6 Loans"), (ii) converted $457.8 million original maturity revolver commitments held by consenting lenders to Term B-6 Loans and promptly following such conversion, repaid $1,574.3 million of term loans held by any consenting lender, (iii) extended the maturity of $37.2 million original maturity revolver commitments held by consenting lenders who elected not to convert their commitments to term loans from January 28, 2014 to January 28, 2017 and increased the interest rate and the undrawn commitment fee with respect to such extended revolver commitments, and upon the effectiveness of such extension, terminated $798.5 million of revolver commitments and increased the amount of outstanding Term B-6 Loans by $2,853.8 million, and (iv) modified certain other provisions of the CEOC Credit Facilities.
In January and February 2013, CEOC converted $133.9 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B-6 Loans and terminated $133.9 million principal amount of revolving commitments of extending lenders.
In connection with the February 2013 notes offering described in the CEOC Notes section below, CEOC received the requisite lenders’ consent and entered into a bank amendment to the CEOC Credit Facilities to, among other things:

(i)	use the net cash proceeds of the February 2013 notes offering to repay $1,433.3 million of CEOC’s existing term loans as described in the CEOC Notes section below;

(ii)	obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017;

(iii)
increase the accordion capacity under the CEOC Credit Facilities by an additional $650.0 million (which may be used to, among other things, establish extended revolving facility commitments under the CEOC Credit Facilities);

(iv)	modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the CEOC Credit Facilities to exclude the notes issued in February 2013; and

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(v)	modify certain other provisions of the CEOC Credit Facilities.
In addition to the foregoing, CEOC may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.
As of December 31, 2013, the CEOC Credit Facilities provide for senior secured financing of up to $4,628.1 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $4,412.6 million with $29.0 million maturing on January 28, 2015, $959.8 million maturing on October 31, 2016 (the "Incremental Loans"), and $3,423.8 million maturing on January 28, 2018, (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $215.5 million, with $109.4 million maturing January 28, 2014, and $106.1 million maturing January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. There were no amounts outstanding under the revolving credit facility at December 31, 2013 and 2012 or during the year ended December 31, 2013. The term loans under the CEOC Credit Facilities require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of December 31, 2013, $100.5 million of the revolving credit facility was committed to outstanding letters of credit. After consideration of the letter of credit commitments, $115.0 million of additional borrowing capacity was available to the Company under its revolving credit facility as of December 31, 2013. As of March 1, 2014, the facility provided for $106.1 million of borrowing capacity, of which $9.6 million remained as available.
Borrowings under the Credit Facilities, other than borrowings under the Incremental Loans, the Term B-5 Loans and the Term B-6 Loans, bear interest at a rate equal to the then-current LIBOR rate, or at a rate equal to the alternate base rate, in each case plus an applicable margin. As of December 31, 2013, the Credit Facilities, other than borrowings under the Incremental Loans, the Term B-5 Loans and the Term B-6 Loans, bore interest at LIBOR plus 300 basis points for the term loans. The revolver loan bore interest at LIBOR plus 300 basis points or the alternate base rate plus 200 basis points. The swingline loan bore interest at the alternate base rate plus 150 basis points. The extended revolver loan bore interest at LIBOR plus 525 basis points or the alternate base rate plus 425 basis points.
Borrowings under the Incremental Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 2.0%; in each case plus an applicable margin. As of December 31, 2013, borrowings under the Incremental Loans bore interest at the minimum base rate of 2.0%, plus 750 basis points.
Borrowings under the Term B-5 Loans bear interest at a rate equal to either the alternate base rate or the then-current LIBOR rate, plus an applicable margin. As of December 31, 2013, borrowings under the Term B-5 Loans bore interest at LIBOR plus 425 basis points.
Borrowings under the Term B-6 Loans bear interest at a rate equal to either the alternate base rate or the then-current LIBOR rate, plus an applicable margin. As of December 31, 2013, borrowings under the Term B-6 Loans bore interest at LIBOR plus 525 basis points.
On a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of December 31, 2013, the CEOC Credit Facilities bore a commitment fee for unborrowed amounts of 50 basis points under the revolving credit facility maturing January 28, 2014, and 100 basis points under the revolving credit facility maturing January 28, 2017.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CEOC’s Credit Facilities are guaranteed by Caesars Entertainment and are secured by a pledge of CEOC’s capital stock and by substantially all of the existing and future property and assets of CEOC and its material, wholly owned domestic subsidiaries, including a pledge of the capital stock of CEOC’s material, wholly owned domestic subsidiaries and 65.0% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. As of December 31, 2013, certain undeveloped land in Las Vegas and the following casino properties have mortgages under the Credit Facilities:

Las Vegas	Atlantic Coast	Other U.S.
Caesars Palace	Bally’s Atlantic City	Harrah’s New Orleans (Hotel Only) (1)
Bally’s Las Vegas (1)	Caesars Atlantic City	Harrah’s Louisiana Downs
The Quad Resort & Casino (1)	Showboat Atlantic City	Horseshoe Bossier City
Harrah’s Tunica
Horseshoe Tunica
Tunica Roadhouse Hotel & Casino
Harrah’s Council Bluffs
Horseshoe Council Bluffs/Bluffs Run
Horseshoe Southern Indiana
Harrah’s Metropolis
Horseshoe Hammond
Harrah’s Reno
Harrah’s Lake Tahoe
Harveys Lake Tahoe

(1)    Subsequent to year end, the Company announced the agreement to sell this property to CGP LLC. See Note 24.
CEOC Notes Activity
In February 2012, CEOC completed the offering of $1,250.0 million aggregate principal amount of 8.5% senior secured notes due 2020. CEOC used $1,095.6 million of the net proceeds from this transaction to repay a portion of the CEOC Credit Facilities in connection with the consummation of the transactions as further discussed in the CEOC Credit Facilities section above.
During the second quarter of 2012, we purchased $5.9 million face value of CEOC 5.75% unsecured senior notes for $3.2 million recognizing a pre-tax gain of $1.0 million, net of deferred finance charges.
In August 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020. CEOC used $478.8 million of the net proceeds from this transaction to repay a portion of the CEOC Credit Facilities in connection with the consummation of the transactions as further discussed in the CEOC Credit Facilities section above.
In December 2012, CEOC completed the offering of $750.0 million aggregate principal amount of 9% senior secured notes due 2020, the proceeds of which were placed into escrow and were recorded as short-term restricted cash in our Consolidated Balance Sheet as of December 31, 2012. On February 20, 2013, when the proceeds were released from escrow, CEOC used $350.0 million of the proceeds to repay a portion of the existing loans under the CEOC Credit Facilities at par.
In February 2013, CEOC completed the offering of $1,500.0 million aggregate principal amount of 9% senior secured notes due 2020. CEOC used $1,433.3 million of the proceeds to repay a portion of the existing term loans under the CEOC Credit Facilities at par. As a result of these repayments, we recognized a loss on early extinguishment of debt of $29.4 million during the first quarter of 2013.
During the third quarter of 2013, we purchased $18.3 million of face value of CEOC 5.375% unsecured senior notes for $18.3 million.  In connection with this transaction, we recorded a loss on early extinguishments of debt of $0.2 million, net of discounts. The notes were repaid in December 2013 upon maturity.
Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed-rate debt, have semi-annual interest payments.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Bill's Credit Facility
In November 2012, a CEOC subsidiary entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Bill's Credit Facility") to fund the renovation of The Cromwell (formerly Bill's Gamblin' Hall & Saloon) into a boutique lifestyle hotel that includes a dayclub/nightclub. The renovated facility is expected to open in the second quarter 2014 and will include a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The CEOC subsidiary will own the property and manage the casino, hotel, and food and beverage operations, and the dayclub/nightclub will be leased to a third party. The proceeds of the Bill's Credit Facility were funded during the fourth quarter of 2012 and were included as restricted cash as of December 31, 2012. The proceeds are being used to fund renovation activity through completion in 2014 and the unused portion remained restricted as of December 31, 2013.
As part of the credit facility, Caesars Entertainment provided a completion guarantee to ensure prompt and complete performance to (i) complete construction and pay all project costs in accordance with the loan documents, (ii) provide the initial working capital specified in the project budget, and (iii) obtain all material permits and licenses necessary for the commencement of operations. The maximum liability under the completion guarantee is $20.0 million. For events occurring subsequent to December 31, 2013, see Note 24, "Subsequent Events."
Other Financing Transactions
In February 2012, Chester Downs issued $330.0 million aggregate principal amount of 9.25% senior secured notes due 2020 through a private placement. Chester Downs used $232.4 million of the proceeds of the notes to repay the term loan due 2016 plus accrued interest and a prepayment penalty. The remaining proceeds were used to make a distribution to Chester Downs' managing member, Harrah's Chester Downs Investment Company, LLC, a wholly owned subsidiary of CEOC, and for other general corporate purposes.
Restrictive Covenants and Other Matters
Under CEOC's Credit Facilities, we are required to satisfy and maintain specified financial ratios. Specifically, the CEOC Credit Facilities requires CEOC to maintain an SSLR of no more than 4.75 to 1.0, which is the ratio of its senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes up to $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted CEOC cash on hand which was $1,450.2 million as of December 31, 2013. As of December 31, 2013, the CEOC SSLR was 4.52 to 1.0.
The CEOC Credit Facilities require compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the CEOC Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting CEOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans, and advances; (v) consolidate, merge, sell, or otherwise dispose of all or any part of its assets or to purchase, lease, or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws, and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as "Designated Senior Debt."
While we were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures, as of December 31, 2013, in order to comply with the quarterly SSLR covenant under the CEOC Credit Facility in the future, we will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to consumer spending and confidence generally and spending by consumers for gaming and other entertainment activities, (b) our ability to effect cost savings initiatives, (c) asset sales,, (d) issuing additional second lien or unsecured debt, or project financing, (e) reducing net debt through open market purchases, privately negotiated transactions, redemptions, tender offers or exchanges, (f) equity issuances, (g) reductions in capital expenditures spending, or (h) a combination thereof.
Caesars Entertainment is not bound by any financial or negative covenants contained in CEOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of CEOC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All borrowings under the CEOC senior secured revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under the CEOC Credit Facilities without ratably securing the retained notes.
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
CERP Debt
CMBS Financing
In connection with the Acquisition in 2008, eight of our properties (the “CMBS properties”) and their related assets were spun out of CEOC to Caesars Entertainment. As of the Acquisition date, the CMBS properties were Harrah's Las Vegas, Rio, Flamingo Las Vegas, Harrah's Atlantic City, Showboat Atlantic City, Harrah's Lake Tahoe, Harveys Lake Tahoe and Bill's Lake Tahoe. The CMBS properties borrowed $6,500.0 million of CMBS financing (the “CMBS Financing”). The CMBS Financing was secured by the assets of the CMBS properties and certain aspects of the financing were guaranteed by Caesars Entertainment. On May 22, 2008, Paris Las Vegas and Harrah's Laughlin and their related operating assets were spun out of CEOC to Caesars Entertainment and became property secured under the CMBS mortgage loan and/or related mezzanine loans (“CMBS Loans”), and Harrah's Lake Tahoe, Harveys Lake Tahoe, Bill's Lake Tahoe and Showboat Atlantic City were transferred to CEOC from Caesars Entertainment as contemplated under the debt agreements effective pursuant to the Acquisition. The CMBS Financing was refinanced in October 2013 as described below.
During 2013, we purchased$274.8 million of aggregate face value of CMBS Financing for $219.7 million, recognizing total pre-tax gains on early extinguishment of debt of $52.4 million, net of deferred finance charges. During 2012, we purchased $367.3 million of aggregate face value of CMBS Financing for $229.3 million, recognizing total pre-tax gains on early extinguishment of debt of $135.0 million, net of deferred finance charges.
Octavius/Linq Financing
On April 25, 2011, the Company, together with certain subsidiaries of CEOC comprised of Caesars Octavius, LLC; Caesars Linq, LLC; and Octavius Linq Holding Company, LLC (collectively the “Borrowers”) entered into a credit agreement (the “Octavius/Linq Credit Agreement”) pursuant to which the Borrowers incurred financing to complete the development of the Octavius Tower at Caesars Palace Las Vegas and the Linq project (the "Development"). The Octavius/Linq Credit Agreement provided for a $450.0 million senior secured term facility (the “Term Facility”) with a six-year maturity, secured by all material assets of the Borrowers. The proceeds of the Term Facility were funded during the second quarter of 2011 and were classified as restricted cash until drawn to pay for costs incurred in the Development.
In October 2013, the Linq and Octavius Tower were transferred from CEOC to a CERP entity, and amounts outstanding under the Octavius/Linq Credit Agreement were refinanced as part of the CERP Financing as described below.
CERP Financing
On October 11, 2013, we formed CERP from the prior CMBS Financing structure assets plus the addition of Linq and Octavius acquired from CEOC, and (i) completed the offering of $1,000 million aggregate principal amount of their 8% first-priority senior secured notes due 2020 and $1,150 million aggregate principal amount of their 11% second-priority senior secured notes due 2021 (together with the 8% first-priority senior secured notes due 2020, the "CERP Notes") and (ii) entered into a first lien credit agreement governing their new $2,769.5 million senior secured credit facilities, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million (the "CERP Term Loans") and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million. We refer to this new borrowing structure as CERP and the refinancing transaction as "CERP Financing".

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings under the CERP Term Loans bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 1.0%; in each case plus an applicable margin. As of December 31, 2013, borrowings under the CERP Term Loans bore interest at the minimum base rate of 1.0%, plus 600 basis points. The CERP Term Loans require scheduled quarterly payments of $6.3 million, with the balance due at maturity. Borrowings under the senior secured revolving credit facility would bear interest at a rate equal to either the alternate base rate or the greater of (i) the then-current LIBOR rate or (ii) 1.0%; in each case plus an applicable margin.
On a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the senior secured revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the senior secured revolving credit facility. As of December 31, 2013, the senior secured revolving credit facility bore a commitment fee for unborrowed amounts of 50 basis points. There were no amounts outstanding under the revolving credit facility at December 31, 2013.
The net proceeds from the offering of CERP Notes and the borrowings under the CERP Term Loans, together with cash, was used to retire 100% of the principal amount of loans under the mortgage and mezzanine loan agreements entered into by certain subsidiaries of the CMBS properties, repay in full all amounts outstanding under the senior secured credit facility entered into by Caesars and Caesars Linq, LLC and Caesars Octavius, LLC, each an indirect subsidiary of Caesars, and to pay related fees and expenses. This resulted in a loss on extinguishment of debt of $37.1 million.
CERP Restrictive Covenants
The CERP Notes includes negative covenants, subject to certain exceptions, restricting or limiting the ability of CERP and operating companies under the CERP Financing to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates; and (viii) designate their subsidiaries as unrestricted subsidiaries.
The CERP Term Loans contain certain customary affirmative covenants. In addition to such affirmative covenants, the agreement also contains negative covenants, subject to certain exceptions, that restrict or limit the ability of CERP to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into certain sale and leaseback transactions; (iv) make certain investments; (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vi) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; and (vii) enter into certain transactions with affiliates. This agreement requires CERP to maintain a senior secured leverage ratio of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CERP Adjusted EBITDA"), for a test period. CERP is not required to calculate its senior secured leverage ratio until the first quarter of 2014.
CGP LLC Debt
PHW Las Vegas, LLC Senior Secured Loan
In February 2010, CEOC acquired 100% of the equity interests of a subsidiary of PHW Las Vegas, LLC, which owns the Planet Hollywood Resort and Casino located in Las Vegas, Nevada. In connection with this transaction, PHW Las Vegas, LLC assumed a $554.3 million face value senior secured loan, and a subsidiary of CEOC canceled certain debt issued by PHW Las Vegas, LLC's predecessor entities. The outstanding amount is secured by the assets of PHW Las Vegas, LLC and is non-recourse to other subsidiaries of the Company. On December 5, 2013, the loan maturity of this debt was again extended to April 2015. No additional options exist to extend the maturity of the loan. The loan is secured by the assets of PHW Las Vegas, LLC.
In October 2013, CEOC sold 100% of its equity interest in PHW Las Vegas, LLC to CGP LLC. Prior to its sale, PHW Las Vegas, LLC was an unrestricted subsidiary of CEOC and therefore, not a borrower under CEOC’s Credit Facilities. See Note 5 - Caesars Growth Partners, LLC Transactions.
PHW Las Vegas, LLC may, at its option, voluntarily prepay the loan in whole or in part upon twenty (20) days prior written notice to Lender.  PHW Las Vegas, LLC is required to prepay the loan in (i) the amount of any insurance proceeds received by Lender for which Lender is not obligated to make available to PHW Las Vegas, LLC for restoration in accordance with the terms of the loan agreement, (ii) the amount of any proceeds received from the operator of the timeshare property adjacent to the Planet Hollywood Resort and Casino, subject to certain limitations, and (iii) the amount of any excess cash remaining after application of the cash management provisions as outlined in the loan agreement, as amended.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The PHW Las Vegas, LLC senior secured loan requires that PHW Las Vegas, LLC maintain certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance. Certain amounts deposited into the specified reserve funds represent restricted cash.
The amount outstanding under the PHW Las Vegas, LLC senior secured loan bears interest at a rate per annum equal to LIBOR plus 2.859%. A subsidiary of CEOC owns interest-only participations in a portion of the PHW Las Vegas, LLC senior secured loan that bear interest at a fixed rate equal to 1.59% per year.
In connection with PHW Las Vegas, LLC’s Amended and Restated Loan Agreement, Caesars Entertainment entered into a Guaranty Agreement (the "Guaranty") for the benefit of the Lender, pursuant to which Caesars Entertainment guaranteed to the Lender certain recourse liabilities of PHW Las Vegas, LLC. Caesars Entertainment’s maximum aggregate liability for such recourse liabilities is limited to $30.0 million, provided that such recourse liabilities of PHW Las Vegas, LLC do not arise from (i) events, acts, or circumstances that are actually committed by, or voluntarily or willfully brought about by, Caesars Entertainment or (ii) event, acts, or circumstances (regardless of the cause of the same) that provide actual benefit (in cash, cash equivalent, or other quantifiable amount) to the Company, to the full extent of the actual benefit received by the Company. Pursuant to the Guaranty, Caesars Entertainment is required to maintain a net worth or liquid assets of at least $100.0 million.
The loan contains customary affirmative covenants, subject to certain exceptions, requiring PHW Las Vegas, LLC to, among other things, deliver annual financial statements, annual budgets, maintain its properties, maintain its books and records, maintain insurance, and comply with laws and material contracts.  It also contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of PHW Las Vegas, LLC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions and create liens on its assets. Management believes that PHW Las Vegas, LLC was in compliance with the above covenants as of December 31, 2013.
Horseshoe Baltimore Financing
On July 2, 2013, CBAC Borrower, LLC (“CBAC”), a joint venture among Caesars Baltimore Investment Company, LLC (then a wholly owned indirect subsidiary of CEOC), Rock Gaming Mothership LLC, CVPR Gaming Holdings, LLC, STRON-MD Limited Partnership and PRT Two, LLC, entered into a credit agreement (the “Baltimore Credit Facility”) in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage (collectively, the “Baltimore Development”). In October 2013, CEOC sold 100% of its equity interests in Caesars Baltimore Investment Company, LLC to CGP LLC.
The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility with a seven-year maturity, which is comprised of a $225.0 million facility that was funded on July 2, 2013 upon the closing of the Baltimore Credit Facility, a $37.5 million delayed draw facility available from the closing of the Baltimore Credit Facility until July 2014 and a $37.5 million delayed draw facility available until January 2015 and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. The Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly owned domestic subsidiaries. There were no amounts outstanding under the revolving facility as of December 31, 2013.
Concurrent with the closing of the Baltimore Credit Facility, CBAC also entered into an equipment financing term loan facility for up to $30.0 million (the “Baltimore FF&E Facility”). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development. There were no amounts outstanding under the Baltimore FF&E Facility as of December 31, 2013.
The Baltimore Credit Facility contains customary affirmative covenants, subject to certain exceptions, requiring CBAC to, among other things, deliver annual and quarterly financial statements (following the commencement of operations of the Baltimore Development), annual budgets, construction progress reports and other notices, maintain its properties, maintain its books and records, maintain insurance, use commercially reasonable efforts to maintain a public rating for the term loans and comply with laws and material contracts. It also contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates. In addition, the Baltimore Credit Facility includes a covenant prohibiting the senior secured leverage ratio from exceeding a specified ratio at any time after the second full fiscal quarter ending after the commencement of operations of the Baltimore Development. The Baltimore FF&E Facility has covenants and events of default substantially consistent with the Baltimore Credit Facility, and other restrictive covenants customary for FF&E facilities of this type. Management believes that CBAC was in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of December 31, 2013.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $47.7 million. The promissory notes are convertible into approximately 8,913 shares of CIE common stock. The notes are due June 2014 and are classified as current portion of long-term debt.
Note 10 — Derivative Instruments
Derivative Instruments – Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2013, we had eight interest rate swap agreements outstanding with notional amounts totaling $5,750.0 million that were not designated as accounting hedges. These interest rate swaps reset monthly or quarterly and expire on January 25, 2015. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Changes in the fair value of the swap agreements are recognized in interest expense.
Derivative Instruments – Interest Rate Cap Agreements
We have an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CERP Financing. In February 2013, in conjunction with exercising the option to extend the maturity of the former CMBS Financing to 2014, we entered into a new agreement, which is effective from February 13, 2013 and terminates February 13, 2015, and is for a notional amount of $4,664.1 million at a LIBOR cap rate of 4.5%. This is not designated as a hedge for accounting purposes as a result, changes in fair value of the interest rate cap are recognized in interest expense.
We have an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the PHW Las Vegas senior secured loan. The interest rate cap agreement is for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%. Changes in fair value of the interest rate cap are recognized in interest expense.
Derivative Instruments – Impact on Financial Statements
None of our derivative instruments are offset, and the fair values of assets and liabilities are recognized in the Consolidated Condensed Balance Sheets. As of December 31, 2013, none of our derivative instruments were designated as accounting hedges.
Fair Values of Derivative Instruments

		Asset Derivatives		Liability Derivatives
		Fair Value		Fair Value
(In millions)	Balance Sheet Location	2013	2012	2013	2012
Interest rate swaps	Deferred credits and other	$—	$—	$(165.9)	$(306.4)
Interest rate cap	Deferred credits and other	*	*	—	—
Total		$—	$—	$(165.9)	$(306.4)
___________________
* Amount rounds to zero.
Effect of Derivative Instruments on Net Loss and Comprehensive Loss

(In millions)		Years Ended December 31,
Derivatives designated as accounting hedges	Location of (Gain) or Loss Recognized in Net Loss	2013	2012	2011
Loss recognized in AOCL (effective portion)	Other Comprehensive Loss	$—	$—	$64.3
Loss reclassified from AOCL into net loss (effective portion)	Interest Expense	4.0	28.4	265.7
Gain recognized in net loss (ineffective portion)	Interest Expense	—	—	(53.4)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect of Non-designated Derivative Instruments on Net Loss

(In millions)		Years Ended December 31,
Derivatives not designated as accounting hedges	Location of Loss	2013	2012	2011
Net periodic cash settlements and accrued interest (1)	Interest expense	$172.0	$169.6	$201.1
Total expense for derivatives	Interest expense	$34.4	$140.0	$184.2
___________________
(1) The derivative settlements under the terms of the interest rate swap agreements are recognized as interest expense and are paid monthly.
Note 11 — Stockholders' Equity and Loss Per Share
Stockholders' Equity
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
In January 2012, the Company entered into an agreement with certain of its direct and indirect stockholders, pursuant to which the Company, Hamlet Holdings, and entities controlled by the Sponsors released the contractual transfer restrictions on 24.2 million shares of our common stock (the "Released Shares") beneficially owned by certain indirect stockholders (the "Participating Co-Investors"). In consideration for such release, the Participating Co-Investors agreed to contribute 1.8 million shares to the Company (the "Delivered Shares"). The Company agreed to cause the registration for resale (the "Shelf Registration") under the Securities Act of the remaining Released Shares not constituting Delivered Shares (the "Registered Shares") and the listing of the Registered Shares on NASDAQ.
In February 2012, the Company received the Delivered Shares, placed them into its treasury, and offered 1.8 million newly issued shares of its common stock and an underwriters allotment of 271,697 shares, in a public offering, at $9.00 per share. The Company received net proceeds of $15.2 million on February 13, 2012, after taking into account expenses and underwriting commissions and giving effect to the exercise of the underwriters' over-allotment option. As a result of the public offering, the Company's common stock trades on the NASDAQ under the symbol "CZR." In connection with this public offering, the Company effected a 1.742-for-1 split of its common stock and used the net proceeds from its public offering for general corporate purposes. None of the Sponsors or affiliates or employees of the Company participated in the public offering as selling stockholders.
In February 2012, the Shelf Registration was filed, and, upon its effectiveness, 50% of the Registered Shares became eligible for resale under the Shelf Registration. The remaining 50% of the Registered Shares became eligible for resale in August 2012.
In March 2012, the Company filed a prospectus with the SEC, as part of a registration statement, to sell shares of our common stock, up to a maximum aggregate offering price of $500.0 million. In April 2012, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, whereby the Company may issue and sell up to 10.0 million shares of the Company's common stock from time to time. During 2013, the Company sold 1,055,493 shares for an aggregate offering price of $15.4 million. During 2012, the Company sold 15,000 shares for an aggregate offering price of $0.2 million. Since inception, the Company has sold 1,070,493 shares for an aggregate offering price of $15.6 million.
In September 2013, Caesars entered into an underwriting agreement for the sale of 10.0 million shares of its common stock. The underwriter agreed to purchase the common stock from Caesars at a price of $19.40 per share and exercised its option to purchase 340,418 additional shares. These transactions closed on October 1, 2013, and resulted in approximately $200.6 million of proceeds to Caesars before expenses.
Noncontrolling Interests
CBAC Gaming, LLC, the Company-led consortium developing Horseshoe Casino Baltimore, received additional capital contributions from minority shareholders of $35.3 million during 2013. The investment increased the Company's noncontrolling interest equity for partner contributions to the development of the project, net of pre-opening losses of $8.9 million also allocated to noncontrolling interest equity.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As discussed in Note 5, "Caesars Growth Partners, LLC Transactions," CAC acquired 100% of the voting units of CGP LLC in October 2013 for $1,173.1 million. Due to our consolidation of CGP LLC, the interest acquired by CAC is considered a noncontrolling interest and has been presented separately within our Consolidated Balance Sheets. Because the equity holders in CGP LLC receive returns disproportionate to their voting interests resulting from the distribution mechanism contained in CGP LLC’s controlling documents, we account for the noncontrolling interest in CGP LLC under the HLBV method to attribute the earnings and losses of CGP LLC between controlling and noncontrolling interests, as described in Note 2, "Summary of Significant Accounting Policies."
Earnings/(Loss) Per Share
Basic earnings/(loss) per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and income/(loss) from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the years ended December 31, 2013, 2012 and 2011, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted earnings/(loss) per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.
The following table shows the weighted average number of shares that were excluded from the computation of diluted loss per share, as they were anti-dilutive:

	Years Ended December 31,
(In millions)	2013	2012	2011
Stock options	4.3	6.1	5.9
Restricted stock units	1.6	—	—
Warrants	0.3	0.4	0.1
	6.2	6.5	6.0
Note 12 — Reclassification out of Accumulated Other Comprehensive Loss

	Years Ended December 31,
	2013		2012	2011
(In millions)	Benefit Plan Adjustments	Losses on Derivative Instruments	Losses on Derivative Instruments	Losses on Derivative Instruments
Amount reclassified from AOCL to interest expense	$0.7	$4.0	$28.4	$265.7
Related tax impact	—	(1.5)	(10.3)	(117.3)
Reclassification, net of income taxes	$0.7	$2.5	$18.1	$148.4
Note 13 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2013	2012	2011
Food and Beverage	$628.5	$651.3	$636.9
Rooms	457.6	481.1	484.3
Other	92.5	119.7	111.1
	$1,178.6	$1,252.1	$1,232.3

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated Cost of Providing Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2013	2012	2011
Food and Beverage	$459.0	$476.7	$469.0
Rooms	178.7	186.7	188.2
Other	47.6	49.7	58.9
	$685.3	$713.1	$716.1

Note 14 — Write-downs, Reserves, and Project Opening Costs, net of Recoveries

	Years Ended December 31,
(In millions)	2013	2012	2011
Remediation costs	$28.5	$21.1	$11.0
Divestitures and abandonments	22.8	59.1	10.1
Efficiency projects	—	17.5	46.6
Gain on ThistleDown transactions (Note 4)	—	(11.0)	—
Suffolk Downs equity investment write-off (Note 4)	41.9	—	—
Project opening costs	15.4	12.6	4.7
Other	(4.2)	0.4	1.4
Total	$104.4	$99.7	$73.8
Write-downs, reserves, and project opening costs, net of recoveries include project opening costs and various pre-tax charges to record contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine reserves.
Remediation costs primarily includes costs related to projects at certain of our Las Vegas properties.
Divestitures and abandonments includes losses on divested or abandoned assets, demolition costs and costs associated with various projects that are determined to no longer be viable. Divestitures and abandonments included charges of $16.5 million in 2013, $28.8 million in 2012, and $8.3 million in 2011, all of which primarily related to a previously halted development project and land lease obligations in Biloxi, Mississippi. Divestitures and abandonments also included a charge of $15.0 million in 2012 related to an investment in a potential venture.
Efficiency projects represents costs incurred to identify and implement efficiency programs aimed at streamlining corporate and operating functions to achieve cost savings and efficiencies, primarily related to Project Renewal, an initiative designed to reinvent certain aspects of the Company's functional and operating units to gain significant further cost reductions and streamline its operations.
Project opening costs represents costs associated with opening a new property or project.
Other includes contingent liability reserves, recoveries, cash received in a settlement related to a timeshare development agreement in the third quarter of 2013 and other non-routine, non-operating amounts.
Note 15 — Income Taxes
Components of (Loss)/Income Before Income Taxes

	Years Ended December 31,
(In millions)	2013	2012	2011
United States	$(4,652.0)	$(2,341.9)	$(1,271.5)
Outside of the U.S.	192.5	83.2	5.5
	$(4,459.5)	$(2,258.7)	$(1,266.0)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Tax (Benefit)/Provision

	Years Ended December 31,
(In millions)	2013	2012	2011
United States
Current
Federal	$(6.4)	$(72.0)	$(1.0)
State	(82.6)	5.6	(16.4)
Deferred
Federal	(1,421.4)	(726.7)	(450.6)
State	(51.2)	(87.1)	(70.1)
Outside of the U.S.
Current	28.5	13.0	8.8
Deferred	(16.6)	(3.3)	(5.3)
	$(1,549.7)	$(870.5)	$(534.6)
Allocation of Income Tax (Benefit)/Provision

	Years Ended December 31,
(In millions)	2013	2012	2011
Income tax (benefit)/provision applicable to:
Loss from continuing operations, before income taxes	$(1,549.7)	$(870.5)	$(534.6)
Discontinued operations	0.2	50.1	27.8
Accumulated other comprehensive income/(loss)	15.9	10.9	70.9
Retained earnings	—	—	6.0
Additional paid in capital	14.5	(2.1)	11.6
The tax provision of $70.9 million allocated to accumulated other comprehensive income/(loss) in 2011 was primarily comprised of $117.3 million related to the reclassification of losses on derivative instruments from accumulated other comprehensive loss to interest expense, offset by tax benefits of $28.4 million related to the change in fair market value of derivatives and $19.2 million related to foreign currency translation adjustments. The tax impact for the components of accumulated other comprehensive income/(loss) in 2012 was immaterial both individually and in the aggregate. The tax provision of $15.9 million in 2013 was primarily related to foreign currency translation adjustments.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective Income Tax Rate Reconciliation

	Years Ended December 31,
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	6.4	4.4	8.7
Valuation allowance	(9.5)	(2.3)	(6.8)
Foreign income taxes	0.1	—	2.4
Goodwill	(0.4)	(1.4)	0.1
Stock based compensation	(0.2)	(0.2)	—
Officers’ life insurance/insurance proceeds	—	0.1	(0.3)
Acquisition and integration costs	0.1	(0.2)	—
Reserves for uncertain tax positions	—	3.1	(0.2)
Deferred tax liability adjustment	—	—	3.3
Capital loss tax benefit	4.0	—	—
CGP LLC transaction deferred tax adjustment	(0.8)	—	—
Other	—	—	—
Effective tax rate	34.7%	38.5%	42.2%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

(In millions)	2013	2012
Deferred tax assets:
State net operating losses	$252.8	$180.3
Foreign net operating losses	24.3	37.8
Federal net operating loss	1,280.9	850.2
Compensation programs	141.5	120.6
Allowance for doubtful accounts	76.4	87.6
Self-insurance reserves	16.4	15.7
Accrued expenses	44.4	44.6
Federal tax credits	34.7	33.7
Federal indirect tax benefits of uncertain state tax positions	27.2	52.8
Outside basis difference in foreign subsidiaries	—	61.5
Investment in CGP LLC	23.4	—
Investments in non-consolidated affiliates	38.7	—
Capital loss carryover	136.4	—
Deferred revenue	41.2	2.0
Other	10.3	18.6
Subtotal	2,148.6	1,505.4
Less: valuation allowance	739.5	330.0
Total deferred tax assets	1,409.1	1,175.4

Deferred tax liabilities:
Depreciation and other property-related items	1,188.9	2,241.7
Deferred cancellation of debt income and other debt-related items	1,833.6	1,913.4
Management and other contracts	—	3.9
Intangibles	1,118.1	1,255.7
Prepaid expenses	25.0	28.3
Investments in non-consolidated affiliates	—	3.5
Total deferred tax liabilities	4,165.6	5,446.5
Net deferred tax liability	$2,756.5	$4,271.1
Deferred Tax Assets and Liabilities Presented in our Consolidated Balance Sheets

(In millions)	2013	2012
Assets:
Deferred income taxes (current)	$8.7	$114.9
Liabilities:
Deferred income taxes (current)	289.2	$—
Liabilities held for sale (non-current)	—	51.9
Deferred income taxes (non-current)	2,476.0	4,334.1
Net deferred tax liability	$2,756.5	$4,271.1
As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation ("ASC Topic 718"), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013, and December 31, 2012 that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $2.4 million if and when such deferred tax assets are ultimately realized. The Company uses ASC Topic 740, Income Taxes ("ASC Topic 740"), ordering when determining when excess tax benefits have been realized.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2013 and 2012, the Company had federal net operating loss ("NOL") carryforwards of $3,654.7 million and $2,418.2 million, respectively. These NOLs will begin to expire in 2029. The federal NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to application of ASC Topic 740, the federal NOL carryforwards reflected in the income tax returns, as filed, are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. In addition, the Company had federal general business tax credits carryforwards of $27.5 million which will begin to expire in 2029. As of December 31, 2013, although no valuation allowance has been established for the Company’s federal NOL carryforwards or general business tax credits carryforwards deferred tax assets, the Company has provided a valuation allowance against certain other federal deferred tax assets that were not deemed realizable based upon near term estimates of future taxable income. Should the Company continue to experience operating losses of the same magnitude it has experienced in the past several years, it is reasonably possible in the near term that the future reversal of its U.S. federal deductible temporary differences could exceed the future reversal of its U.S. federal taxable temporary differences, in which case the Company would record a valuation allowance for such excess with a corresponding reduction of federal income tax benefit on its Consolidated Statements of Operations.
As of December 31, 2013, the Company had a federal capital loss carryforward of $370.5 million which will expire in 2018. The Company does not project having sufficient capital gains in future years in order to utilize these capital loss carryovers. As such, a full valuation allowance has been provided for the capital loss carryover in 2013.
NOL carryforwards for the Company’s subsidiaries for state income taxes were $6,500.7 million and $5,976.8 million as of December 31, 2013 and 2012, respectively. The state NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to application of ASC Topic 740, they are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $336.5 million on the deferred tax assets relating to these NOL carryforwards and other state deferred tax assets which will not more likely than not be realized. We anticipate that state NOLs in the amount of $22.7 million will expire in 2014. The remainder of the state NOLs will expire between 2015 and 2033.
NOL carryforwards of the Company’s foreign subsidiaries were $118.9 million and $162.4 million as of December 31, 2013 and 2012, respectively. The majority of these foreign NOLs have an indefinite carryforward period but are subject to a full valuation allowance as the Company believes these assets do not meet the "more likely than not" criteria for recognition under ASC Topic 740.
As of December 31, 2013 and 2012, the Company had foreign tax credit carryforwards of $7.2 million and $12.3 million, respectively. During 2013, the Company amended its 2006 federal tax return to deduct $12.4 million of the foreign tax credits which were projected to expire in 2015. In 2013, the Company amended its 2007 federal tax return to claim $12.6 million of foreign tax credits which were projected to expire in 2015. The remaining foreign tax credit carryforwards of $7.2 million is projected to expire unused in 2015 as the Company does not project to have sufficient future foreign source income in order to utilize these carryforwards. As such, the Company has provided a full valuation allowance against the foreign tax credit carryforward deferred tax asset.
We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is estimated to total $110.3 million as of December 31, 2013. The additional deferred taxes, including foreign withholding taxes, that have not been provided is estimated at $13.3 million as of December 31, 2013.
Reconciliation Unrecognized Tax Benefits

	Years Ended December 31,
(In millions)	2013	2012	2011
Balance at beginning of year	$333.4	$532.3	$567.4
Additions based on tax positions related to the current year	0.8	9.5	4.2
Additions for tax positions of prior years	6.7	3.3	2.0
Reductions for tax positions for prior years	(50.5)	(203.7)	(36.4)
Settlements	(81.6)	(7.9)	—
Expiration of statutes	(66.5)	(0.1)	(4.9)
Balance at end of year	$142.3	$333.4	$532.3

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. The reduction for tax positions from prior years in 2013, the settlements in 2013, and the expiration of statutes in 2013 primarily relate to the completion of several state audits encompassing numerous tax years. The Company recognized tax benefits through the reduction of tax expense of approximately $51.4 million related to the movement in uncertain tax positions.
We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We accrued approximately $19 million during 2011, and we reduced our accrual by approximately $10 million and $8.0 million during 2013 and 2012, respectively. In total, we have accrued balances of approximately $63 million, $73 million, and $80 million for the payment of interest and penalties at December 31, 2013, 2012 and 2011, respectively. Included in the balances of unrecognized tax benefits as of December 31, 2013, 2012 and 2011, are approximately $91 million, $219 million, and $287 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are subject to exam by various state and foreign tax authorities. As of December 31, 2013, the tax years prior to 2010 are not subject to examination for U.S. tax purposes. As of December 31, 2013, the tax years prior to 2010 are no longer subject to examination for foreign and state income tax purposes as the statutes of limitations have lapsed.
The Company believes that it is reasonably possible that the unrecognized tax benefits liability will decrease within the next 12 months by $66.4 million due to state statute of limitations expirations during 2014. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
Note 16 — Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principle market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the "exit price"). Fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability, including consideration of nonperformance risk.
We assess the inputs used to measure fair value using the three-tier hierarchy promulgated under GAAP. This hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

Level 1:	Inputs include quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2:
Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices from identical or similar assets in inactive markets, and observable inputs such as interest rates and yield curves.

Level 3:
Inputs that are significant to the measurement of fair value that are not observable in the market and include management's judgments about assumptions market participants would use in pricing the asset or liability (including assumptions about risk).

Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 2, "Summary of Significant Accounting Policies - Goodwill and Other Non-Amortizing Intangible Assets," for more information on the application of the use of fair value methodology to measure goodwill and other intangible assets.
Under GAAP, entities are allowed to measure certain financial instruments and other items at fair value. We have not elected the fair value measurement option for any of our assets or liabilities that meet the criteria for this option. Irrespective of the fair value option previously described, GAAP requires certain financial and non-financial assets and liabilities of the Company to be measured on either a recurring basis or on a nonrecurring basis as shown in the sections that follow.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Items Measured at Fair Value on a Recurring Basis

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Investments	$91.7	$91.7	$—	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(165.9)	—	(165.9)	—

December 31, 2012
Assets:
Investments	$114.2	$114.2	$—	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(306.4)	—	(306.4)	—
____________________

*	Amount rounds to zero
Investments
Investments consist of debt and equity securities with maturity dates of greater than three months from the date of purchase. The majority of these securities are traded in active markets, have readily determinable market values, and use Level 1 inputs. Securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. All of these investments are included in either prepayments and other current assets or deferred charges and other in our Consolidated Balance Sheets. The following table shows our investments by type.

(In millions)	2013	2012
Equity	$19.6	$2.8
Government bonds	72.1	111.4
Total Investments	$91.7	$114.2
Gross unrealized gains and losses on marketable securities as of December 31, 2013 and 2012 were not material.
Derivative instruments
The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in either deferred charges and other, or deferred credits and other, in our Consolidated Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. See Note 10, "Derivative Instruments," for more information.
Items Measured at Fair Value on a Non-recurring Basis

(In millions)	Balance	Level 1	Level 2	Level 3	Total Adjustments Loss/(Gain)
Intangible and tangible assets	$311.8	$—	$—	$311.8	$2,440.1
Assets held for sale, net	11.9	—	—	11.9	25.3
Contingent earnout liability	61.9	—	—	61.9	53.4
Market and income approaches were used to value the intangible and tangible assets. Inputs included an expected range of market values, probabilities estimated by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate. See Note 2, "Summary of Significant Accounting Policies."

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets held for sale, net includes the net assets of the Claridge Hotel Tower in Atlantic City. The contingent earnout liability relates to CIE acquisitions. See Note 4, "Acquisitions, Dispositions, and Divestitures."
Note 17 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Contractual Commitments
Casino Development Opportunities
We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, and development completion guarantees.
The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide a minimum monthly payment that must be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to contracts for the three managed, Indian-owned facilities is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.
Tribal Casino Management Contracts

Casino	Location	Expiration of Management Agreement
Harrah’s Rincon	near San Diego, California	November 2014
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2014
Harrah’s Cherokee	Cherokee, North Carolina	November 2018

In addition to the guarantees discussed above, we had total aggregate non-cancellable purchase obligations of $812.2 million as of December 31, 2013.

Planet Hollywood
In July 2013, the Company terminated its lease with a third party in order to retake possession of the larger performance theater space in Planet Hollywood currently known as "The Axis at Planet Hollywood." In connection with that transaction, the Company refurbished the The Axis at Planet Hollywood and entered into a two-year performance agreement with Britney Spears pursuant to which Ms. Spears has agreed to perform a total of 96 shows at the refurbished The Axis at Planet Hollywood. The performance agreement with Ms. Spears contains customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. As of December 31, 2013, aggregate remaining commitments under the lease termination agreement, amounts committed to refurbishing the theatre and commitments under the performance agreement aggregate approximately $36.2 million through December 31, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contingent Liabilities
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation ("Hilton") spun-off its gaming operations as Park Place Entertainment Corporation ("Park Place"). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the "Allocation Agreement") whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the "Hilton Plan") based on the accrued benefits of Hilton employees and Park Place employees. Park Place changed its name to Caesars Entertainment, Inc., and the Company acquired Caesars Entertainment, Inc. in June 2005. In 1999 and 2005, the United States District Court for the District of Columbia (the "Court") certified two nationwide classes in the lawsuit against Hilton and others alleging that the Hilton Plan's benefit formula was backloaded in violation of ERISA, and that Hilton and the other defendants failed to properly calculate Hilton Plan participants' service for vesting purposes. In May 2009, the Court issued a decision granting summary judgment to the plaintiffs. Thereafter, the Court required the parties to attempt to agree on a remedies determination and further required the parties to submit briefs to the Court in support of their positions. On September 7, 2010, the Court issued an opinion resolving certain of Hilton's and the plaintiffs' issues regarding a remedies determination and requiring the parties to confer and take other actions in an effort to resolve the remaining issues. On July 28 and 29, 2011, the Court held a hearing to address the remaining remedy issues and on August 31, 2011, the Court issued a Memorandum Opinion and a final Order (the "Order"). In the Order, the Court ordered, among other things, Hilton to award back payments and commence increased benefits for all class members no later than January 1, 2012 or, in the case of any individual benefit or vesting disputes, within 30 days after the final dispute resolution by the Court. On September 28, 2011, Hilton filed a Motion for Reconsideration to ask the Court to reconsider certain aspects of the Order. On October 5, 2011, Hilton filed a Notice of Appeal to appeal all aspects of the Order and all other orders in the case to the United States Court of Appeals for the District of Columbia Circuit (the "Circuit Court") and on December 22, 2011, plaintiffs filed a cross-appeal. On November 28, 2011, Hilton filed a motion to stay the implementation of the backloading remedy pending the appeal and on January 19, 2012, the Court granted Hilton's motion contingent upon Hilton posting a bond of $75.8 million by no later than February 21, 2012. On December 14, 2012, the Circuit Court affirmed the decisions of the Court. At various times prior to the Court’s 2010 opinion, we were advised by counsel for the defendants that the plaintiffs estimated that the damages were in the range of $80 million to $280 million. Counsel for the defendants further advised that approximately $50 million of the damages relates to questions regarding the proper size of the class and the amount, if any, of damages to any additional class members due to issues with Hilton’s record keeping.
We received a letter from Hilton dated October 7, 2009, notifying us for the first time of this lawsuit and alleging that we have potential liability for the above described claims under the terms of the Allocation Agreement. Based on the terms of the Allocation Agreement, we believed our maximum potential exposure is approximately 30 percent to 33 percent of the amount ultimately awarded as damages. We are not a party to the proceedings between the plaintiffs and the defendants and have not participated in the defense of the litigation or in any discussions between the plaintiffs and the defendants about potential remedies or damages. Further, we did not have access to information sufficient to enable us to make an independent judgment about the possible range of loss in connection with this matter. Based on conversations between our representative and a representative of the defendants, we believed it was probable that damages would be at least $80.0 million and, accordingly, we recorded a charge of $25.0 million in accordance with FASB Codification Topic 450, Contingencies, during the second quarter 2010.
On December 27, 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter, and that our obligation under the Allocation Agreement was approximately $61.6 million, of which $17.9 million was due in January 2014. Subsequent to the December letter, we were informed by Hilton that our total obligation under the Allocation Agreement was approximately $53.5 million, of which we believe approximately $18.5 million relates to contributions for historical periods and approximately $35.0 million relates to estimated future contributions. Because we have not been able to adequately assess the information supporting either Hilton’s calculation of total amount due under the Allocation Agreement or the portions of that total amount that represent historical and future obligations, we have not been able to revise our estimate. We cannot currently predict the ultimate outcome of this matter, but we continue to believe that we may have various defenses against such claims, including defenses as to the amount of liabilities.
Other Matters
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Self-Insurance
We are self-insured for various levels of workers’ compensation, property and general liability, employee medical coverage, and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. As of December 31, 2013 and 2012, we had total self-insurance liability accruals of $208.2 million and $202.0 million, respectively.
Note 18 — Leases
We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases, for accounting purposes. As of December 31, 2013, the remaining lives of our operating leases ranged from 1 to 84 years, with various automatic extensions totaling up to 80 years. Rent expense, net of income from subleases, is associated with operating leases for continuing operations and is charged to expense in the year incurred. In addition to the minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.
Net Rent Expense

	Years Ended December 31,
(In millions)	2013	2012	2011
Noncancelable leases:
Minimum	$71.5	$115.2	$102.1
Contingent	2.1	2.3	2.4
Sublease	(0.9)	(0.9)	(0.9)
Other leases	57.7	77.9	74.6
Total net rent expense	$130.4	$194.5	$178.2
Future Minimum Lease Obligations

(In millions)	Capital Leases	Operating Leases
2014	$16.1	$61.1
2015	7.8	58.9
2016	—	54.7
2017	—	53.8
2018	—	53.9
2019 and thereafter	—	1,059.1
Total minimum rental commitments	23.9	$1,341.5
Less amounts representing interest	(1.7)
Present value of net minimum lease payments	$22.2

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 — Supplemental Cash Flow Information
Reconciliation of Cash Paid for Interest

	Years Ended December 31,
(In millions)	2013	2012	2011
Interest expense	$2,253.0	$2,100.3	$2,121.7
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	(125.4)	(13.1)	(11.9)
Amortization of deferred finance charges	(51.2)	(88.5)	(70.3)
Net amortization of discounts and premiums	(308.9)	(226.3)	(157.2)
Reclassification of accumulated other comprehensive loss	—	—	(183.2)
Amortization of other comprehensive income	(4.7)	(29.1)	(83.3)
Rollover of PIK interest to principal	(1.2)	(1.0)	(1.1)
Change in fair value of derivative instruments	137.6	29.6	70.3
Cash paid for interest	$1,899.2	$1,771.9	$1,685.0
Note 20 — Stock-Based Compensation
We have established a number of employee benefit programs for purposes of attracting, retaining, and motivating our employees. The following is a description of the basic components of these programs as of December 31, 2013.
 Stock-Based Compensation Plans

Our stock-based compensation expense consists primarily of time-based and performance based stock options, restricted stock units and restricted stock awards that have been granted to management, other personnel and key service providers.
Stock-Based Compensation Expense

(In millions)	2013	2012	2011
Amounts included in:
Corporate expense	$24.8	$29.1	$13.8
Property, general, administrative, and other	31.7	26.0	8.0
Total stock-based compensation expense	$56.5	$55.1	$21.8
Included in stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011 is $25.4 million, $20.6 million, and $0.2 million, respectively, for share based awards issuable in shares of a consolidated entity. The majority of these awards have been classified as liability awards and are remeasured to fair value at each reporting date.
Management Equity Incentive Plan
The Management Equity Incentive Plan allowed for the granting of performance-based options. The options vest and become exercisable if the return on investment in the Company of TPG, Apollo, and their affiliates (the "Majority Stockholders") achieves a 2.0X return. The options vest on a pro-rata basis from zero to 100% if the Majority Stockholders achieve a return of less than 2.0X but greater than or equal to 1.75X. Upon the adoption of the 2012 Performance Incentive Plan, options may no longer be granted under the Management Equity Incentive Plan. As of December 31, 2013, 25,053 options were outstanding under this plan will expire between years 2018 - 2021.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Performance Incentive Plan
In 2012, we adopted the 2012 Performance Incentive Plan, as amended, (the "2012 Incentive Plan") for directors, employees, officers and consultants or advisors who render services to the Company or its subsidiaries. As of December 31, 2013, a total of 15,449,468 stock-based awards issuable in shares of CZR common stock may be issued under this plan. The 2012 Incentive Plan provided for a one-time stock option exchange program (the "Option Exchange") to permit the Company to cancel certain stock options held by certain of its employees, service providers and directors in exchange for new, replacement options to purchase an equal number of shares of our common stock (the "Replacement Options").
Options eligible for the Option Exchange (the "Eligible Options") were granted on or prior to February 9, 2012, and had an exercise price equal to or greater than $20.09 per share. Replacement Options have an exercise price of $8.22 per share, a 10-year term and a new vesting schedule determined on a grant-by-grant basis, as follows:
Time-Based Options: 20% of the time-based Replacement Options were immediately vested, with the remainder vesting annually in equal amounts over four years.
Performance-Based Options:

•
For options replacing the Eligible Options subject to vesting if funds affiliated with the Sponsors achieve at least a 1.5X return, the Replacement Options will vest on the date that the Company's 30-day trailing average closing common stock price equals or exceeds $35.00 per share.

•
For options replacing the Eligible Options subject to vesting if funds affiliated with the Sponsors achieve at least a 2.0X return, the Replacement Options (prior to the modification described below) vested on the date that the Company's 30-day trailing average closing common stock price equaled or exceeded $57.41 per share.

•
In December 2013, the Company modified the vesting period for its performance-based options that originally vested upon the Company common stock price equaling or exceeding $57.41 per share over a 30-day trailing period. The modification provides for these options to vest on the earlier of the following: (i) 50% on March 15, 2014 and 50% on March 15, 2015 or (ii) the Company's 30-day trailing average closing common stock price equals or exceeds $57.41 per share. There was no incremental compensation relating to such modification; however, the Company will accelerate the amortization of the compensation expense relating to the modified options in accordance with the modified vesting period.

Loveman Performance-Based Option: The Company granted 290,334 options in November 2011 to Gary Loveman, the Company's Chairman of the Board, Chief Executive Officer and President. The options were eligible to vest if funds affiliated with the Sponsors achieve at least a 1.0X return (the "Loveman Performance-Based Option"). The Replacement Options granted in exchange for the Loveman Performance-Based Options (which were modified as described above) vested on the date that the Company's 30‑day trailing average closing common stock price equaled or exceeded $57.41 per share.
As a result of the Option Exchange, incremental stock compensation of $15.2 million was realized and is being amortized to compensation expense over an approximate vesting period of 4 to 5.5 years.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Option Activity

	Shares	Weighted Average Exercise Price	Fair Value (1)	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2012	8,478,148	$12.22	$3.51
Granted	550,812	13.65	5.95
Exercised	(143,109)	8.38	7.33
Forfeited	(344,656)	10.64	3.01
Expired	(77,384)	16.42	5.40
Outstanding as of December 31, 2013	8,463,811	$12.09	$2.68	8.5
Vested and expected to vest as of December 31, 2013	7,975,096	$11.96	$2.84	8.5
Exercisable as of December 31, 2013	2,314,229	$15.53	$4.58	8.3
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2013	2012	2011
Options Granted:
Number of options granted	550,812	8,173,944	2,252,457
Weighted Average Grant-Date Fair Value per share (1)	$5.95	$3.50	$10.55
Weighted Average Exercise Price per Share (1)(2)	$13.65	$8.44	$26.23

Option Exercises:
Number of options exercised	143,109	—	—
Cash received for options exercised	$1.2	—	—
Intrinsic value of options exercised	$1.5	—	—

Intrinsic Value of Options Vested and Expected to Vest:	$86.1	$0.1	—
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

(2)	Adjusted for the February 2012 1.742-for-1 stock split.

The Company utilized historical optionee behavioral data to estimate the option exercise and termination rates used in the option-pricing models.  The expected term of the options represents the period of time the options were expected to be outstanding based on historical trends and/or derived from a numerical pricing model, such as the Monte Carlo simulation model.  Expected volatility was based on the historical volatility of the common stock of Caesars Entertainment and its competitor peer group for a period approximating the expected life. The Company does not expect to pay dividends on common stock.  The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. Valuation assumptions for the indicated periods are presented below:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	57.4%	55.8%	65.8%
Expected dividend yield	—%	—%	—%
Expected term (in years)	3.8	4.9	4.8
Risk-free interest rate	1.0%	0.9%	1.1%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2013, there was $50.9 million of total unrecognized compensation cost related to Caesars Entertainment Corporation share-based compensation plans, which is expected to be recognized over a remaining weighted-average period of 3.3 years.
Restricted Stock Units
On June 28, 2013, the Company granted restricted stock units (the "RSUs") to employees of the Company with an aggregate fair value of $21.7 million. Each RSU represents the right to receive payment in respect of one share of the Company's common stock. The majority of the RSUs will vest 25% annually beginning January 2, 2014. The following table summarizes the activity of RSUs during the fiscal year ended December 31, 2013. There were no RSUs outstanding during 2012.
Restricted Stock Unit Activity

	Units	Fair Value
Outstanding as of December 31, 2012	—	—
Granted	1,579,837	$13.74
Forfeited	(76,303)	$13.70
Outstanding as of December 31, 2013	1,503,534	$13.74
In addition to the RSU activity presented above, during the fiscal year ended December 31, 2013 there were 5,260 RSUs granted and 7,991 RSUs outstanding as of December 31, 2013 relating to a consolidated entity.   The weighted-average grant date fair value per RSU granted and outstanding during and as of December 31, 2013 was $5,470 and $3,853, respectively.
Restricted Common Stock Awards
For the year ended December 31, 2012, the Company granted 50,000 shares of restricted common stock to an executive officer of the Company under the Company's 2012 Incentive Plan. The restricted common stock vests annually in equal amounts over two years. As of December 31, 2013 and 2012, 25,000 shares and 50,000 shares of restricted common stock were outstanding, respectively. For the years ended December 31, 2013 and 2011, there were no shares of restricted common stock granted.
Note 21 — Employee Benefit Plans
We have established a number of employee benefit programs for purposes of attracting, retaining, and motivating our employees. The following is a description of the basic components of these programs as of December 31, 2013.
Savings and Retirement Plans
We maintain a defined contribution savings and retirement plan that allows employees to make pre-tax and after-tax contributions. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to IRS rules and regulations) and are eligible to receive a company match of up to $600, which was reinstated in 2012. Participating employees become vested in matching contributions on a pro-rata basis over five years of credited service. Our contribution expense for this plan was $12.5 million, $10.0 million, and $38,000 for the years ended December 31, 2013, 2012, and 2011, respectively.
We maintain several supplemental executive retirement plans ("SERP") to provide additional retirement benefits to a select group of former executives. The total liability reported in deferred credits and other for the SERP plans was $29.7 million as of December 31, 2013, and $32.0 million as of December 31, 2012.
Pension Commitments
With the acquisition of London Clubs, a CEOC subsidiary, in 2006 we assumed a defined benefit plan that provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund and death-in-service benefits, professional fees, and other expenses are paid by the pension plan.
In the fourth quarter of 2013, Caesars elected to change its method of accounting for actuarial gains and losses for its pension plan in the United Kingdom to a preferable method permitted under GAAP. The new method (“Immediate Recognition Method”) recognizes actuarial gains and losses in operating results in the year in which the gains and losses occur rather than deferring them into Other Comprehensive Loss and amortizing them over future periods (“Deferral Method”). Caesars management believes that this accounting change improves the transparency of reporting by providing recognition of current economic and interest rate trends in the current period results, as opposed to deferring them and recognizing them over future periods. We applied this accounting change retrospectively to all periods presented, which increased property, general, and administrative expense, as well

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as net loss, by $9.9 million, $6.8 million, and $27.5 million for 2013, 2012, and 2011, respectively. The impact of the accounting change on all other financial statement line items was immaterial. We made an immaterial correction to the historical accounting for actuarial gains and losses, which increased property, general, administrative, and other expense, as well as net loss, by $3.8 million in 2012 and $9.9 million in 2011, respectively. The total decrease to basic and diluted earnings per share as a result of the above was $0.07, $0.09, and $0.30 for 2013, 2012, and 2011, respectively. In addition, as of January 1, 2011, we recognized an increase to accumulated deficit totaling $44.3 million, which included an immaterial error correction of $6.2 million.
This accounting change does not impact our debt covenant calculation and there is no impact on cash funding of the pension plan. During the fourth quarter 2013, we recognized $9.9 million in increased pension expense as compared to our previous method of accounting for this pension. Total plan assets at December 31, 2013 were $195.8 million with total projected benefit obligation totaling $270.8 million, resulting in a net pension liability of $75.0 million. Our estimated long term expected return on assets for this plan, which has been frozen since 2010 is 6.3%, with a 4.4% discount rate.
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

c.
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a "withdrawal liability."

Multiemployer Pension Plan Participation

		Pension Protection Act Zone Status (1)			Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2013	2012	FIP/RP Status (2)	2013	2012	2011	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$20.0	$18.7	$16.3	No	May 31, 2018
Pension Plan of the UNITE HERE National Retirement Fund	13-6130178/001	Red	Red	Yes	14.0	13.8	12.8	No	September 14, 2014
Local 68 Engineers Union Pension Plan (3)	51-0176618/001	Yellow	Green	Yes	1.5	1.5	1.6	No	April 30, 2014
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	0.5	0.4	0.4	No	April 30, 2014
Other Funds					12.6	12.5	13.7
Total Contributions					$48.6	$46.9	$44.8
____________________

(1)	Represents the Pension Protection Act ("PPA") zone status for applicable plan year beginning January 1, 2013, except where noted otherwise.

(2)	Indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

(3)	Plan years begin July 1.
The zone status is based on information that the Company received from the plan administrator and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than less than 65% funded, plans in the yellow zone are between 65% and less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table above utilized extended amortization provisions to calculate zone status.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plans with Company Contributions in Excess of 5% of Total Plan Contributions

Pension Fund	Applicable Plan Years
Pension Plan of the UNITE HERE National Retirement Fund	2012 and 2011
Southern Nevada Culinary and Bartenders Pension Plan	2012 and 2011
Local 68 Engineers Union Pension Plan	2012 and 2011
Nevada Resort Association IATSE Local 720 Retirement Plan	2012 and 2011
At the date these financial statements were issued, Forms 5500 were not available for the plan year ending in 2013.
Deferred Compensation Plans
The Company has one active and five frozen deferred compensation plans. Amounts deposited into these deferred compensation plans are unsecured liabilities of the Company. The total liability recorded in deferred credits and other for these plans is $84.3 million as of December 31, 2013 and $82.8 million as of December 31, 2012. Company matching contributions to the active plan were suspended beginning in February 2009, though participants continue to vest in contributions made prior to that date.
The active plan is the Executive Supplemental Savings Plan II ("ESSP II") and allows eligible executive officers, directors, and other key employees to elect to defer a percentage of their salary and/or bonus. Participants immediately vest in their own elective deferrals and vest in Company funded matching and discretionary contributions on a pro-rata basis over five years. However, Company matching contributions to this plan were suspended beginning in February 2009, though participants continue to vest in contributions made prior to that date.
The five frozen plans that contain deferred compensation assets are as follows: (1) Harrah's Executive Deferred Compensation Plan ("EDCP"), (2) the Harrah's Executive Supplemental Savings Plan ("ESSP"), (3) Harrah's Deferred Compensation Plan ("HDCP"), (4) the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and (5) the Caesars World, Inc. Executive Security Plan. Employees may no longer contribute to these plans.
Note 22 — Non-Consolidated Affiliates
Our non-consolidated affiliates are accounted for under the equity method and, as of December 31, 2013, our investments in and advances to non-consolidated affiliates consists primarily of Baluma S.A, our investment in Rock Ohio Caesars LLC ("ROC") in Ohio, and a Korean investment. We manage ROC's Horseshoe Cleveland casino, Horseshoe Cincinnati casino and Thistledown Racino for a fee under management agreements that expire in May 2032, March 2033 and April 2033, respectively.
Note 23 — Related Party Transactions
In connection with the Acquisition, the Sponsors entered into a services agreement with Caesars Entertainment relating to the provision of financial and strategic advisory services and consulting services. We pay a monitoring fee for these management services and reimburse the Sponsors for expenses they incur related to these management services. The fees paid to the Sponsors are included in corporate expense and were $22.5 million, $30.0 million, and $30.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. Due to attaining certain cost savings measures during the fourth quarter of 2013, the Sponsors granted a waiver of the monitoring fee due for the fourth quarter of 2013 and first quarter of 2014.
As previously discussed, during the fourth quarter of 2013, Caesars and CAC executed a series of transactions as described in Note 5, "Caesars Growth Partners, LLC Transactions."
We may engage in transactions with other companies owned or controlled by affiliates of our Sponsors in the normal course of business. We believe such transactions are conducted at fair value. In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.
Note 24 — Subsequent Events
Sale of Properties from CEOC to CGP LLC
On March 1, 2014, Caesars entered into a Transaction Agreement (the "Property Sale Agreement") by and among CEC, CEOC, Caesars License Company, LLC ("CLC"), Harrah’s New Orleans Management Company ("HNOMC"), Corner Investment Company, LLC ("CIC"), 3535 LV Corp. ("3535 LV"), Parball Corporation ("Parball"), JCC Holding Company II, LLC ("JCC Holding"), CAC and CGP LLC. The Agreement was fully negotiated by and between a Special Committee of CEC’s Board of

Directors (the "CEC Special Committee") and a Special Committee of CAC’s Board of Directors (the "CAC Special Committee"), each comprised solely of independent directors, and was recommended by both committees and approved by the Boards of Directors of CEC and CAC. The CEC Special Committee, the CAC Special Committee and the Boards of Directors of CEC and CAC each received fairness opinions from firms with experience in valuation matters, which stated that, based upon and subject to (and in reliance on) the assumptions made, matters considered and limits of such review, in each case as set forth in the opinions, the Purchase Price (as defined below) was fair from a financial point of view to CEC and Growth Partners, respectively.
Pursuant to the terms of the Property Sale Agreement, CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from CEOC or one or more of its affiliates, (i) The Cromwell (f/k/a Bill’s Gamblin’ Hall & Saloon), The Quad Resort & Casino ("The Quad"), Bally’s Las Vegas and Harrah’s New Orleans (each a "Property" and collectively, the "Properties"), (ii) 50% of the ongoing management fees and any termination fees payable under the Property Management Agreements to be entered between a Property Manager (as defined below) and the owners of each of the Properties (the "Property Management Agreements "); and (iii) certain intellectual property that is specific to each of the Properties (together with the transactions described in (i) and (ii) above, the "Subsequent Property Transaction") for an aggregate purchase price of US $2,000.0 million (the "Subsequent Property Purchase Price"), net of assumed debt, in the Subsequent Property Transaction, and also subject to various pre-closing and post-closing adjustments in accordance with the terms of the Property Sale Agreement. Consistent with the 2013 sale of Planet Hollywood Las Vegas, this transaction will also be accounted for as a reorganization of entities under common control.
The Subsequent Property Transaction is subject to certain closing conditions, including the receipt of gaming and other required governmental approvals, accuracy of representations and warranties, compliance with covenants and receipt by CEC and the CEC Special Committee of certain opinions with respect to CEOC. In addition, the consummation of the Subsequent Property Transaction by CAC is subject to CAC’s receipt of financing on terms and conditions satisfactory to CAC and CGP LLC. In connection with the Subsequent Property Transaction, a wholly-owned subsidiary of CGP LLC entered into a commitment letter with certain financial institutions (the "Lenders"), pursuant to which, subject to the conditions set forth therein, the Lenders committed to provide $1,325.0 million in senior secured credit facilities (a $1,175.0 million senior secured term facility and a $150.0 million senior secured revolving facility) and $675.0 million in second lien indebtedness to consummate the Subsequent Property Transaction. The Property Sale Agreement provides that, at the closing of the Subsequent Property Transaction (the "Closing"), the owner of each Property will enter into a Property Management Agreement with the applicable Property Manager, pursuant to which, among other things, the Property Managers will provide management services to the applicable Property and Caesars Licensing Company, LLC will license enterprise-wide intellectual property used in the operation of the Properties.
The Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties, covenants and obligations, and certain other designated matters, which in certain circumstances are subject to specified limitations on the amount of indemnifiable damages and the survival period in which a claim may be made. Additional indemnification obligations of CEC and the Sellers (as defined in the Property Sale Agreement) include amounts expended for new construction and renovation at The Quad in excess of the $223 million budgeted for renovation expenses (up to a maximum amount equal to 15% of such budgeted amount and subject to certain exceptions) and certain liabilities arising under employee benefit plans. In addition to the aforementioned indemnification obligations, the Agreement requires that CEOC ensure that the remaining amounts required to construct and open The Cromwell be fully-funded by CEOC, including providing a minimum amount of House Funds (as defined in the Property Sale Agreement) in connection with the opening of The Cromwell. CEC and certain of its affiliates will indemnify CAC, CGP LLC and certain of their affiliates for a failure to open the hotel and casino at The Cromwell by a specified date and for failure to open the restaurant and nightclub at The Cromwell by a specified date.
The Property Management Agreements will be entered into at Closing by and between each of the four property management entities (each a "Property Manager" and collectively, the "Property Managers"), each of which (other than HNOMC, which is the existing manager of Harrah’s New Orleans) will be formed as a wholly-owned subsidiary of CEOC, and each of the respective owners of the Properties (the "Property Owners"). The ongoing management fees payable to each of the Property Managers consists of a (i) base management fee of 2% of net operating revenues with respect to each month of each year during the term of such agreement and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year. CEOC will guarantee the obligations of the Property Managers under each of the Property Management Agreements.
Pursuant to the terms of the Property Sale Agreement, the parties have agreed to use reasonable best efforts to establish a new services joint venture (the "Services JV") between CEOC, CERP and CGP LLC and certain of their respective subsidiaries. The purpose of the Services JV includes the common management of the enterprise-wide intellectual property, which will be licensed by the Services JV to, among other parties, each of the Property Owners, and shared services operations across the portfolio of CEOC, CERP and CGP LLC properties. Following the Closing, at CGP LLCs’ request and subject to receipt of any required regulatory approvals, the Property Management Agreements will be assigned to the Services JV which will thereafter perform the obligations of the Property Managers (in which case CEOC’s guarantee of the obligations under the assigned Property Management Agreements will be released).
The Property Sale Agreement is subject to termination if the Closing is not completed by June 30, 2014, which date may be extended until August 31, 2014 in certain circumstances.
Note 25 — Condensed Consolidating Financial Information of Guarantors and Issuers
CEOC is the issuer of certain registered debt securities, a portion of which is guaranteed by Caesars Entertainment ("Parent-Only Guaranteed Debt") and a portion of which is guaranteed by both Caesars Entertainment and certain wholly owned subsidiaries of CEOC ("Parent and Subsidiary Guaranteed Debt") as further discussed in Note 9, "Debt." The table below presents the condensed consolidating financial information relevant to these two guarantee structures as of December 31, 2013 and 2012, and for each of the three years in the period December 31, 2013. The CEC (parent guarantor), subsidiary issuer, and subsidiary non-guarantors of parent-only guaranteed debt columns represent the information related to the Parent-Only Guaranteed Debt structure. The CEC (parent guarantor), subsidiary issuer, subsidiary guarantors of parent and subsidiary guaranteed debt, and subsidiary non-guarantors of parent and subsidiary guaranteed debt columns represent the information related to the Parent and Subsidiary Guaranteed Debt structure.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$113.3	$996.4	$293.6	$1,367.9	$1,661.5	$—	$2,771.2
Restricted cash	30.5	—	1.0	56.0	57.0	—	87.5
Receivables, net	0.1	45.4	411.5	162.9	574.4	—	619.9
Deferred income taxes	—	—	113.8	8.7	122.5	(113.8)	8.7
Prepayments and other current assets	—	26.1	83.7	130.1	213.8	(2.5)	237.4
Inventories	—	0.3	28.4	16.9	45.3	—	45.6
Intercompany receivables	0.8	358.7	146.2	68.4	214.6	(574.1)	—
Assets held for sale	—	—	—	—	—	—	—
Total current assets	144.7	1,426.9	1,078.2	1,810.9	2,889.1	(690.4)	3,770.3
Property and equipment, net	—	204.9	6,980.1	6,056.4	13,036.5	(3.5)	13,237.9
Goodwill	—	—	1,260.2	1,803.1	3,063.3	—	3,063.3
Intangible assets other than goodwill	—	3.5	2,837.5	646.7	3,484.2	—	3,487.7
Investments in subsidiaries	—	8,712.1	258.1	958.1	1,216.2	(9,928.3)	—
Investments in and advances to non-consolidated affiliates	—	—	3.5	173.3	176.8	—	176.8
Restricted cash	20.0	—	—	316.8	316.8	—	336.8
Deferred charges and other	1.0	283.5	154.8	258.3	413.1	(93.4)	604.2
Deferred income taxes	7.8	254.7	—	11.3	11.3	(273.8)	—
Intercompany receivables	340.5	1,092.8	585.4	55.0	640.4	(2,073.7)	—
Assets held for sale	—	—	11.9	—	11.9	—	11.9
	$514.0	$11,978.4	$13,169.7	$12,089.9	$25,259.6	$(13,063.1)	$24,688.9

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$0.3	$101.0	$181.7	$159.7	$341.4	$—	$442.7
Accrued expenses and other current liabilities	3.8	187.5	486.6	536.9	1,023.5	(2.5)	1,212.3
Interest payable	—	282.4	1.4	105.7	107.1	—	389.5
Deferred income taxes	—	363.5	—	39.5	39.5	(113.8)	289.2
Current portion of long-term debt	—	86.0	23.6	87.5	111.1	—	197.1
Intercompany payables	5.3	9.6	317.3	241.9	559.2	(574.1)	—
Total current liabilities	9.4	1,030.0	1,010.6	1,171.2	2,181.8	(690.4)	2,530.8
Long-term debt	—	16,034.0	92.1	5,768.9	5,861.0	(976.6)	20,918.4
Accumulated losses of subsidiaries in excess of investment	3,582.1	—	—	—	—	(3,582.1)	—
Deferred credits and other	—	317.9	214.3	222.5	436.8	(87.2)	667.5
Deferred income taxes	—	14.6	1,552.2	1,176.1	2,728.3	(266.9)	2,476.0
Intercompany payables	55.0	285.4	871.2	862.1	1,733.3	(2,073.7)	—
Liabilities held for sale	—	—	—	—	—	—	—
	3,646.5	17,681.9	3,740.4	9,200.8	12,941.2	(7,676.9)	26,592.7
Total Caesars stockholders’ equity/(deficit)	(3,132.5)	(5,703.5)	9,429.3	1,670.9	11,100.2	(5,386.2)	(3,122.0)
Noncontrolling interests	—	—	—	1,218.2	1,218.2	—	1,218.2
Total equity/(deficit)	(3,132.5)	(5,703.5)	9,429.3	2,889.1	12,318.4	(5,386.2)	(1,903.8)
	$514.0	$11,978.4	$13,169.7	$12,089.9	$25,259.6	$(13,063.1)	$24,688.9

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$7.4	$911.9	$353.8	$484.4	$838.2	$—	$1,757.5
Restricted cash	—	—	—	833.6	833.6	—	833.6
Receivables, net	0.1	19.5	348.0	212.9	560.9	—	580.5
Deferred income taxes	—	17.4	75.7	21.8	97.5	—	114.9
Prepayments and other current assets	5.0	8.3	66.8	69.9	136.7	—	150.0
Inventories	—	0.3	31.7	20.0	51.7	—	52.0
Intercompany receivables	29.6	295.5	136.8	97.2	234.0	(559.1)	—
Assets held for sale	—	—	—	5.1	5.1	—	5.1
Total current assets	42.1	1,252.9	1,012.8	1,744.9	2,757.7	(559.1)	3,493.6
Property and equipment, net	—	189.9	8,534.6	6,977.2	15,511.8	—	15,701.7
Goodwill	—	—	1,331.0	1,829.3	3,160.3	—	3,160.3
Intangible assets other than goodwill	—	4.2	3,183.0	798.5	3,981.5	—	3,985.7
Investments in subsidiaries	—	11,669.6	920.3	790.7	1,711.0	(13,380.6)	—
Investments in and advances to non-consolidated affiliates	—	—	3.0	97.4	100.4	—	100.4
Restricted cash	—	—	—	364.6	364.6	—	364.6
Deferred charges and other	7.5	298.4	184.8	236.6	421.4	(6.7)	720.6
Intercompany receivables	563.1	1,089.6	585.9	153.8	739.7	(2,392.4)	—
Assets held for sale	—	—	—	471.2	471.2	—	471.2
	$612.7	$14,504.6	$15,755.4	$13,464.2	$29,219.6	$(16,338.8)	$27,998.1

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$3.9	$75.9	$156.5	$139.9	$296.4	$—	$376.2
Accrued expenses and other current liabilities	3.7	164.7	434.7	495.4	930.1	—	1,098.5
Interest payable	—	176.0	0.4	57.3	57.7	—	233.7
Current portion of long-term debt	—	126.2	10.7	743.0	753.7	—	879.9
Intercompany payables	15.9	88.1	284.8	170.3	455.1	(559.1)	—
Total current liabilities	23.5	630.9	887.1	1,605.9	2,493.0	(559.1)	2,588.3
Long-term debt	—	15,257.0	64.8	6,122.9	6,187.7	(912.5)	20,532.2
Accumulated losses of subsidiaries in excess of investment	925.4	—	—	—	—	(925.4)	—
Deferred credits and other	4.1	535.0	160.2	123.7	283.9	—	823.0
Deferred income taxes	—	422.6	2,188.9	1,714.7	3,903.6	7.9	4,334.1
Intercompany payables	55.0	614.5	871.7	851.2	1,722.9	(2,392.4)	—
Liabilities held for sale	—	—	—	52.1	52.1	—	52.1
	1,008.0	17,460.0	4,172.7	10,470.5	14,643.2	(4,781.5)	28,329.7
Total Caesars stockholders’ equity/(deficit)	(395.3)	(2,955.4)	11,582.7	2,913.6	14,496.3	(11,557.3)	(411.7)
Noncontrolling interests	—	—	—	80.1	80.1	—	80.1
Total equity/(deficit)	(395.3)	(2,955.4)	11,582.7	2,993.7	14,576.4	(11,557.3)	(331.6)
	$612.7	$14,504.6	$15,755.4	$13,464.2	$29,219.6	$(16,338.8)	$27,998.1

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$56.4	$3,617.8	$2,134.6	$5,752.4	$—	$5,808.8
Food and beverage	—	13.2	821.1	675.7	1,496.8	—	1,510.0
Rooms	—	15.9	628.7	575.0	1,203.7	—	1,219.6
Management fees	—	1.2	54.2	23.2	77.4	(21.6)	57.0
Other	—	55.0	332.0	672.7	1,004.7	(184.9)	874.8
Reimbursed management costs	—	0.1	52.7	233.8	286.5	(18.5)	268.1
Less: casino promotional allowances	—	(17.3)	(698.6)	(462.7)	(1,161.3)	—	(1,178.6)
Net revenues	—	124.5	4,807.9	3,852.3	8,660.2	(225.0)	8,559.7
Operating expenses
Direct
Casino	—	36.7	2,075.6	1,168.2	3,243.8	—	3,280.5
Food and beverage	—	5.7	339.5	313.2	652.7	—	658.4
Rooms	—	2.4	145.5	157.5	303.0	—	305.4
Property, general, administrative, and other	—	31.5	1,166.1	1,137.3	2,303.4	(166.3)	2,168.6
Reimbursable management costs	—	0.1	52.7	233.8	286.5	(18.5)	268.1
Depreciation and amortization	—	4.0	342.3	219.1	561.4	(0.2)	565.2
Write-downs, reserves, and project opening costs, net of recoveries	—	0.4	33.5	70.5	104.0	—	104.4
Impairment of intangible and tangible assets	—	0.9	1,866.6	1,151.4	3,018.0	—	3,018.9
(Income)/loss on interests in non-consolidated affiliates	(0.4)	—	(0.6)	18.6	18.0	—	17.6
(Income)/loss on interests in subsidiaries	2,923.0	1,008.2	102.2	—	102.2	(4,033.4)	—
Corporate expense	16.0	115.7	21.8	48.0	69.8	(40.1)	161.4
Acquisition and integration costs	—	12.3	0.1	68.9	69.0	—	81.3
Amortization of intangible assets	—	0.7	86.7	77.1	163.8	—	164.5
Total operating expenses	2,938.6	1,218.6	6,232.0	4,663.6	10,895.6	(4,258.5)	10,794.3
Iincome/(loss) from operations	(2,938.6)	(1,094.1)	(1,424.1)	(811.3)	(2,235.4)	4,033.5	(2,234.6)
Interest expense	2.3	(2,075.5)	(57.5)	(350.1)	(407.6)	227.8	(2,253.0)
Gains/(losses) on early extinguishments of debt	—	(29.5)	(2.0)	1.7	(0.3)	—	(29.8)
Gain/(loss) on partial sale of subsidiary	—	—	(8.9)	53.0	44.1	—	44.1
Other income, including interest income	23.1	60.5	22.8	190.9	213.7	(283.5)	13.8
Income/(loss) from continuing operations before income taxes	(2,913.2)	(3,138.6)	(1,469.7)	(915.8)	(2,385.5)	3,977.8	(4,459.5)
Benefit/(provision) for income taxes	(0.1)	797.5	481.9	257.6	739.5	12.8	1,549.7
Income/(loss) from continuing operations, net of income taxes	(2,913.3)	(2,341.1)	(987.8)	(658.2)	(1,646.0)	3,990.6	(2,909.8)
Discontinued operations							—
Income/(loss) from discontinued operations	—	—	(0.8)	(29.0)	(29.8)	—	(29.8)
Benefit/(provision) for income taxes	—	—	0.3	(0.5)	(0.2)	—	(0.2)
Loss from discontinued operations, net of income taxes	—	—	(0.5)	(29.5)	(30.0)	—	(30.0)
Net income/(loss)	(2,913.3)	(2,341.1)	(988.3)	(687.7)	(1,676.0)	3,990.6	(2,939.8)
Less: net income attributable to noncontrolling interests	—	—	—	(8.4)	(8.4)	—	(8.4)
Net income/(loss) attributable to Caesars	(2,913.3)	(2,341.1)	(988.3)	(696.1)	(1,684.4)	3,990.6	(2,948.2)
Other comprehensive income/(loss), net of income taxes:
Total other comprehensive income/(loss), net of income taxes	—	3.5	—	79.3	79.3	(121.2)	(38.4)
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	—	0.1	0.1	—	0.1
Comprehensive income/(loss) attributable to Caesars	$(2,913.3)	$(2,337.6)	$(988.3)	$(616.7)	$(1,605.0)	$3,869.4	$(2,986.5)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$53.9	$3,875.5	$2,313.6	$6,189.1	$—	$6,243.0
Food and beverage	—	12.5	812.8	682.3	1,495.1	—	1,507.6
Rooms	—	17.8	626.3	561.4	1,187.7	—	1,205.5
Management fees	—	3.9	56.2	11.6	67.8	(24.4)	47.3
Other	—	54.0	347.1	541.3	888.4	(180.4)	762.0
Reimbursed management costs	—	—	28.4	38.7	67.1	—	67.1
Less: casino promotional allowances	—	(19.0)	(744.3)	(488.8)	(1,233.1)	—	(1,252.1)
Net revenues	—	123.1	5,002.0	3,660.1	8,662.1	(204.8)	8,580.4
Operating expenses
Direct
Casino	—	37.7	2,204.8	1,310.5	3,515.3	—	3,553.0
Food and beverage	—	5.9	330.9	320.8	651.7	—	657.6
Rooms	—	1.7	140.4	155.5	295.9	—	297.6
Property, general, administrative, and other	—	23.5	1,137.4	1,041.3	2,178.7	(158.7)	2,043.5
Reimbursable management costs	—	—	28.4	38.7	67.1	—	67.1
Depreciation and amortization	—	6.7	445.4	262.3	707.7	—	714.4
Write-downs, reserves, and project opening costs, net of recoveries	15.0	12.1	57.1	15.5	72.6	—	99.7
Impairment of intangible and tangible assets	—	—	1,064.7	9.5	1,074.2	—	1,074.2
Loss on interests in non-consolidated affiliates	—	—	0.5	17.0	17.5	—	17.5
(Income)/loss on interests in subsidiaries	1,464.3	460.8	(6.6)	—	(6.6)	(1,918.5)	—
Corporate expense	28.2	126.1	32.0	54.9	86.9	(46.2)	195.0
Acquisition and integration costs	—	4.8	—	1.3	1.3	—	6.1
Amortization of intangible assets	—	0.7	102.3	71.6	173.9	—	174.6
Total operating expenses	1,507.5	680.0	5,537.3	3,298.9	8,836.2	(2,123.4)	8,900.3
Income/(loss) from operations	(1,507.5)	(556.9)	(535.3)	361.2	(174.1)	1,918.6	(319.9)
Interest expense	(1.0)	(1,934.2)	(55.5)	(336.6)	(392.1)	227.0	(2,100.3)
Gains on early extinguishments of debt	—	—	—	136.0	136.0	—	136.0
Other income, including interest income	18.3	79.2	21.2	159.0	180.2	(252.2)	25.5
Income/(loss) from continuing operations before income taxes	(1,490.2)	(2,411.9)	(569.6)	319.6	(250.0)	1,893.4	(2,258.7)
Benefit/(provision) for income taxes	9.1	732.0	174.4	(88.5)	85.9	43.5	870.5
Income/(loss)from continuing operations, net of income taxes	(1,481.1)	(1,679.9)	(395.2)	231.1	(164.1)	1,936.9	(1,388.2)
Discontinued operations
Income/(loss) from discontinued operations	—	—	62.1	(126.6)	(64.5)	—	(64.5)
Benefit/(provision) for income taxes	—	—	(29.1)	13.7	(15.4)	(34.7)	(50.1)
Income/(loss) from discontinued operations, net of income taxes	—	—	33.0	(112.9)	(79.9)	(34.7)	(114.6)
Net income/(loss)	(1,481.1)	(1,679.9)	(362.2)	118.2	(244.0)	1,902.2	(1,502.8)
Less: net income attributable to noncontrolling interests	—	—	—	(5.3)	(5.3)	—	(5.3)
Net income/(loss) attributable to Caesars	(1,481.1)	(1,679.9)	(362.2)	112.9	(249.3)	1,902.2	(1,508.1)
Other comprehensive income/(loss), net of income taxes:
Total other comprehensive income/(loss), net of income taxes	—	(25.0)	—	(34.4)	(34.4)	96.6	37.2
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	—	(1.1)	(1.1)	—	(1.1)
Comprehensive income/(loss) attributable to Caesars	$(1,481.1)	$(1,704.9)	$(362.2)	$77.4	$(284.8)	$1,998.8	$(1,472.0)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2011
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$62.6	$3,952.2	$2,375.1	$6,327.3	$—	$6,389.9
Food and beverage	—	14.2	820.7	671.2	1,491.9	—	1,506.1
Rooms	—	16.7	605.8	570.6	1,176.4	—	1,193.1
Management fees	—	—	66.1	3.0	69.1	(33.3)	35.8
Other	—	46.5	353.1	393.0	746.1	(145.5)	647.1
Reimbursed management costs	—	—	26.9	—	26.9	—	26.9
Less: casino promotional allowances	—	(19.0)	(725.6)	(487.7)	(1,213.3)	—	(1,232.3)
Net revenues	—	121.0	5,099.2	3,525.2	8,624.4	(178.8)	8,566.6
Operating expenses
Direct
Casino	—	40.9	2,243.8	1,330.5	3,574.3	—	3,615.2
Food and beverage	—	6.7	337.8	312.5	650.3	—	657.0
Rooms	—	2.0	133.3	150.9	284.2	—	286.2
Property, general, administrative, and other	—	54.2	1,208.8	971.0	2,179.8	(140.5)	2,093.5
Reimbursable management costs	—	—	26.9	—	26.9	—	26.9
Depreciation and amortization	—	6.8	427.5	242.7	670.2	—	677.0
Write-downs, reserves, and project opening costs, net of recoveries	—	46.6	24.6	2.6	27.2	—	73.8
Impairment of intangible and tangible assets	—	—	11.0	21.8	32.8	—	32.8
Loss on interests in non-consolidated affiliates	—	—	1.8	6.1	7.9	—	7.9
(Income)/loss on interests in subsidiaries	693.4	(421.9)	(44.7)	—	(44.7)	(226.8)	—
Corporate expense	22.7	98.4	22.3	47.7	70.0	(38.3)	152.8
Acquisition and integration costs	0.1	1.0	1.1	2.1	3.2	—	4.3
Amortization of intangible assets	—	0.7	93.6	62.4	156.0	—	156.7
Total operating expenses	716.2	(164.6)	4,487.8	3,150.3	7,638.1	(405.6)	7,784.1
Income/(loss) from operations	(716.2)	285.6	611.4	374.9	986.3	226.8	782.5
Interest expense	—	(1,953.3)	(50.2)	(328.0)	(378.2)	209.8	(2,121.7)
Gains on early extinguishments of debt	—	—	—	47.9	47.9	—	47.9
Other income, including interest income	25.5	70.7	17.6	134.2	151.8	(222.7)	25.3
Income/(loss) from continuing operations before income taxes	(690.7)	(1,597.0)	578.8	229.0	807.8	213.9	(1,266.0)
Benefit/(provision) for income taxes	3.1	776.8	(215.3)	(46.1)	(261.4)	16.1	534.6
Income/(loss) from continuing operations, net of income taxes	(687.6)	(820.2)	363.5	182.9	546.4	230.0	(731.4)
Discontinued operations
Income/(loss) from discontinued operations	—	—	75.3	(20.2)	55.1	—	55.1
Benefit/(provision) for income taxes	—	—	(13.4)	1.7	(11.7)	(16.1)	(27.8)
Income/(loss) from discontinued operations, net of income taxes	—	—	61.9	(18.5)	43.4	(16.1)	27.3
Net income/(loss)	(687.6)	(820.2)	425.4	164.4	589.8	213.9	(704.1)
Less: net income attributable to noncontrolling interests	—	—	—	(20.9)	(20.9)	—	(20.9)
Net income/(loss) attributable to Caesars	(687.6)	(820.2)	425.4	143.5	568.9	213.9	(725.0)
Other comprehensive income/(loss), net of income taxes:
Total other comprehensive income/(loss), net of income taxes	—	112.9	—	(1.8)	(1.8)	—	111.1
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	—	(1.3)	(1.3)	—	(1.3)
Comprehensive income/(loss) attributable to Caesars	$(687.6)	$(707.3)	$425.4	$140.4	$565.8	$213.9	$(615.2)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows from operating activities	$407.9	$(906.6)	$330.0	$52.2	$382.2	$7.1	$(109.4)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(18.7)	(376.5)	(331.1)	(707.6)	—	(726.3)
Change in restricted cash	(50.5)	—	(1.0)	825.4	824.4	—	773.9
Purchase of additional interest in subsidiaries	(581.2)	(15.8)	—	—	—	597.0	—
Purchase of Linq/Octavius from non-guarantor	(80.7)	—	—	80.7	80.7	—	—
Proceeds from partial sale of subsidiary, net of cash deconsolidated	—	—	(25.7)	76.1	50.4	—	50.4
Payments to acquire businesses, net of transaction costs and cash acquired	—	—	—	(19.5)	(19.5)	—	(19.5)
Investments in/advances to non-consolidated affiliates and other	—	—	—	(38.6)	(38.6)	—	(38.6)
Dividends received	—	831.0	74.2	—	74.2	(905.2)	—
Purchases of investment securities	—	—	—	(30.0)	(30.0)	—	(30.0)
Proceeds from the sale and maturity of investment securities	—	—	—	67.4	67.4	—	67.4
Proceeds received from (paid for) sale of assets	(29.0)	29.0	—	—	—	—	—
Other	(0.4)	—	(8.9)	(3.2)	(12.1)	—	(12.5)
Cash flows from investing activities	(741.8)	825.5	(337.9)	627.2	289.3	(308.2)	64.8
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	127.2	—	5,911.5	5,911.5	—	6,038.7
Assumption of debt issued by non-guarantors	—	2,199.4	—	(2,199.4)	(2,199.4)	—	—
Debt issuance and extension costs and fees	—	(52.2)	—	(100.6)	(100.6)	—	(152.8)
Cash paid for early extinguishments of debt	—	(1,783.3)	—	(4,728.8)	(4,728.8)	—	(6,512.1)
Scheduled debt retirements	—	(91.3)	(1.5)	—	(1.5)	—	(92.8)
Dividends paid	—	—	(48.4)	(856.8)	(905.2)	905.2	—
Purchase of additional interests in subsidiaries	—	—	—	(10.0)	(10.0)	—	(10.0)
Sales of noncontrolling interests, net of fees	—	—	—	1,197.5	1,197.5	—	1,197.5
Distributions to noncontrolling interest owners	—	—	—	(19.9)	(19.9)	—	(19.9)
Issuance of common stock, net of fees	217.2	—	—	—	—	—	217.2
Other	—	—	(8.2)	(6.5)	(14.7)	—	(14.7)
Transfer (to)/from affiliates	222.6	(234.2)	6.3	609.4	615.7	(604.1)	—
Cash flows from financing activities	439.8	165.6	(51.8)	(203.6)	(255.4)	301.1	651.1
Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.5)	(8.9)	(9.4)	—	(9.4)
Cash flows from investing activities	—	—	—	411.9	411.9	—	411.9
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	(0.5)	403.0	402.5	—	402.5
Net increase/(decrease) in cash and cash equivalents	105.9	84.5	(60.2)	878.8	818.6	—	1,009.0
Change in cash classified as assets held for sale	—	—	—	4.7	4.7	—	4.7
Cash and cash equivalents, beginning of period	7.4	911.9	353.8	484.4	838.2	—	1,757.5
Cash and cash equivalents, end of period	$113.3	$996.4	$293.6	$1,367.9	$1,661.5	$—	$2,771.2

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows from operating activities	$258.6	$94.6	$(505.1)	$144.9	$(360.2)	$37.2	$30.2
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(9.6)	(205.3)	(292.2)	(497.5)	—	(507.1)
Change in restricted cash	—	—	—	(680.5)	(680.5)	—	(680.5)
Return of investment in subsidiary	—	—	92.5	—	92.5	(92.5)	—
Purchase of additional interest in subsidiary	(232.5)	(28.1)	—	—	—	260.6	—
Proceeds from the sale of subsidiary, net of cash contributed	—	—	—	42.4	42.4	—	42.4
Payments to acquire businesses, net of transaction costs and cash acquired	—	—	—	(37.9)	(37.9)	—	(37.9)
Investments in/advances to non-consolidated affiliates and other	—	—	—	(28.1)	(28.1)	—	(28.1)
Purchases of investment securities	—	—	—	(39.2)	(39.2)	—	(39.2)
Proceeds from the sale and maturity of investment securities	—	—	—	31.6	31.6	—	31.6
Other	(0.8)	—	(6.8)	2.1	(4.7)	—	(5.5)
Cash flows from investing activities	(233.3)	(37.7)	(119.6)	(1,001.8)	(1,121.4)	168.1	(1,224.3)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	432.2	—	3,277.2	3,277.2	—	3,709.4
Assumption of debt issued by non-guarantors	—	1,981.3	—	(1,981.3)	(1,981.3)	—	—
Debt issuance costs and fees	—	(38.9)	—	(11.7)	(11.7)	—	(50.6)
Borrowings under lending agreements	—	453.0	—	—	—	—	453.0
Repayments under lending agreements	—	(608.0)	—	—	—	—	(608.0)
Cash paid for early extinguishments of debt	—	(1,574.3)	—	(462.3)	(462.3)	—	(2,036.6)
Scheduled debt retirements	—	(14.4)	(1.4)	—	(1.4)	—	(15.8)
Purchase of additional interests in subsidiary	—	—	(9.6)	—	(9.6)	—	(9.6)
Sale of noncontrolling interests, net of fees	—	—	—	37.6	37.6	—	37.6
Distributions to noncontrolling interest owners	—	—	—	(10.7)	(10.7)	—	(10.7)
Issuance of common stock, net of fees	17.4	—	—	—	—	—	17.4
Other	—	—	(10.8)	(2.7)	(13.5)	—	(13.5)
Transfer (to)/from affiliates	(39.2)	207.5	—	2.3	2.3	(170.6)	—
Cash flows from financing activities	(21.8)	838.4	(21.8)	848.4	826.6	(170.6)	1,472.6
Cash flows from discontinued operations
Cash flows from operating activities	—	—	17.5	(3.4)	14.1	(34.7)	(20.6)
Cash flows from investing activities	—	—	600.3	(0.6)	599.7	—	599.7
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	617.8	(4.0)	613.8	(34.7)	579.1
Net increase/(decrease)in cash and cash equivalents	3.5	895.3	(28.7)	(12.5)	(41.2)	—	857.6
Change in cash classified as assets held for sale	—	—	10.0	(1.3)	8.7	—	8.7
Cash and cash equivalents, beginning of period	3.9	16.6	372.5	498.2	870.7	—	891.2
Cash and cash equivalents, end of period	$7.4	$911.9	$353.8	$484.4	$838.2	$—	$1,757.5

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows from operating activities	$182.9	$(507.6)	$72.7	$298.9	$371.6	$16.1	$63.0
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(12.3)	(108.1)	(152.1)	(260.2)	—	(272.5)
Change in restricted cash	—	—	—	(517.7)	(517.7)	—	(517.7)
Purchase of additional interest in subsidiary	—	—	—	(75.4)	(75.4)	—	(75.4)
Payments to acquire certain gaming rights	—	—	—	(22.7)	(22.7)	—	(22.7)
Payments to acquire businesses, net of transaction costs and cash acquired	(123.5)	(136.7)	(49.1)	(19.0)	(68.1)	309.3	(19.0)
Investments in/advances to non-consolidated affiliates and other	—	—	—	(76.0)	(76.0)	—	(76.0)
Purchases of investment securities	—	—	—	(35.7)	(35.7)	—	(35.7)
Proceeds from the sale and maturity of investment securities	—	—	—	22.6	22.6	—	22.6
Other	—	—	(3.8)	(6.1)	(9.9)	—	(9.9)
Cash flows from investing activities	(123.5)	(149.0)	(161.0)	(882.1)	(1,043.1)	309.3	(1,006.3)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	418.3	—	445.5	445.5	—	863.8
Debt issuance costs and fees	—	(3.2)	—	(14.9)	(14.9)	—	(18.1)
Borrowings under lending agreements	—	358.0	—	—	—	—	358.0
Repayments under lending agreements	—	(203.0)	—	—	—	—	(203.0)
Cash paid for early extinguishments of debt	—	—	(2.6)	(125.9)	(128.5)	—	(128.5)
Scheduled debt retirements	—	(25.2)	—	(18.5)	(18.5)	—	(43.7)
Sale of noncontrolling interests, net of fees	—	—	—	14.8	14.8	—	14.8
Distributions to noncontrolling interest owners	—	—	—	(9.8)	(9.8)	—	(9.8)
Other	(1.7)	—	(8.1)	(12.2)	(20.3)	—	(22.0)
Transfer (to)/from affiliates	(189.8)	67.3	49.1	382.7	431.8	(309.3)	—
Cash flows from financing activities	(191.5)	612.2	38.4	661.7	700.1	(309.3)	811.5
Cash flows from discontinued operations
Cash flows from operating activities	—	—	79.4	(3.2)	76.2	(16.1)	60.1
Cash flows from investing activities	—	—	(5.2)	(5.5)	(10.7)	—	(10.7)
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	74.2	(8.7)	65.5	(16.1)	49.4
Net increase/(decrease) in cash and cash equivalents	(132.1)	(44.4)	24.3	69.8	94.1	—	(82.4)
Change in cash classified as assets held for sale	—	—	3.5	(1.0)	2.5	—	2.5
Cash and cash equivalents, beginning of period	136.0	61.0	344.7	429.4	774.1	—	971.1
Cash and cash equivalents, end of period	$3.9	$16.6	$372.5	$498.2	$870.7	$—	$891.2

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 26 — Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
2013
Net revenues	$2,143.2	$2,158.2	$2,180.0	$2,078.4	$8,559.7
Income/(loss) from operations (2)	141.8	125.3	(637.5)	(1,864.2)	(2,234.6)
Net loss (2)	(216.7)	(209.2)	(761.8)	(1,752.0)	(2,939.8)
Net loss attributable to Caesars (2)	(217.6)	(212.2)	(761.4)	(1,756.9)	(2,948.2)
Loss per share - basic and diluted	(1.74)	(1.69)	(6.03)	(12.83)	(22.93)
2012
Net revenues	$2,206.1	$2,163.7	$2,195.8	$2,014.9	$8,580.4
Income/(loss) from operations (2)	61.3	189.1	(216.8)	(353.4)	(319.9)
Net loss (2)	(281.1)	(241.8)	(503.4)	(476.5)	(1,502.8)
Net loss attributable to Caesars (2)	(280.6)	(241.7)	(505.5)	(480.3)	(1,508.1)
Loss per share - basic and diluted	(2.24)	(1.93)	(4.03)	(3.84)	(12.04)
____________________

(1)
Amounts presented for the fourth quarter of 2012 have been recast to give effect to the Alea Leeds disposition (Note 4) and the pension accounting change (Note 21). In addition, the Company sold additional shares of common stock (Note 11), which had a material effect on the weighted average shares used in determining loss per share for the quarter. The table below recasts the amounts as originally presented in our 2012 Annual Report on Form 10-K.

(2)	Amounts presented contain material impairments which affect the comparability from period to period. For more information on these impairments, see Notes 6 and 7.

Fourth Quarter
(In millions)	2012
Net revenues as reported	$2,016.8
Less net revenues attributable to discontinued operations	(2.0)
Net revenues as recasted	$2,014.9

Loss from operations as reported	$(343.6)
Effect of pension accounting change (Note 21)	(10.6)
Less: loss from operations attributable to discontinued operations	0.7
Loss from operations as recasted	$(353.4)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.
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
We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. The evaluation was performed using the internal control evaluation framework (1992) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.
Attestation Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting. Their report follows this Item 9A below.
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

We have audited the internal control over financial reporting of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedules as of and for the year ended December 31, 2013, of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedules and included explanatory paragraphs regarding (i) the Company’s highly leveraged condition, its significant cash interest requirements, and its requirement to maintain compliance with certain debt covenants as discussed in Notes 1 and 9 in the notes to consolidated financial statements and (ii) the Company’s election to change its method of accounting for its defined benefit pension plan and to change its annual goodwill impairment testing date.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 17, 2014

ITEM 9B.	Other Information
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
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
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

PART III
ITEM 10.    Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information appearing under "Executive Officers" in Item 1 of this report and appearing under the captions "Executive Officers," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance - Code of Ethics" in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 4, 2014 (the "Proxy Statement").
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
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2013 and 2012.
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011.

2.	Financial statement schedules of the Company as follows:
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012, and 2011.
Schedule II—Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012, and 2011.
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	8-K	—	2.1	3/3/2014

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

3.3	Restated Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. (fka Harrah's Operating Company, Inc., f/k/a Embassy Suites, Inc.), as amended, dated June 13, 2005.	—	S-4	—	3.1	10/29/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. (fka Harrah's Operating Company, Inc.), dated May 19, 2008.	—	10-K	12/31/2008	3.4	3/17/2009

3.5	Certificate of Amendment of Certificate of Incorporation of Caesars Entertainment Operating Company, Inc. dated November 22, 2010.	—	8-K	—	3.3	11/24/2010

3.6	Bylaws of Caesars Entertainment Operating Company, Inc. (fka Harrah's Operating Company, Inc.), as amended.	—	S-4	—	3.4	10/29/2008

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.5	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.8	8/2/2005

4.6	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	**S-3/A	—	4.7	9/19/2005

4.7	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	10-K	12/31/2007	4.25	2/29/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.8	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	8-K	—	4.1	1/28/2008

4.9	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.1	6/3/2005

4.10	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	S-4	—	4.44	8/25/2005

4.11	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	8-K	—	4.4	10/3/2005

4.12	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	10/3/2005

4.13	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.1	6/14/2006

4.14	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.2	6/14/2006

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.15	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	10.1	2/4/2008

4.16	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	6/30/2008	4.34	8/11/2008

4.17	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	3/31/2009	4.35	5/14/2009

4.18	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	4.1	3/31/2009

4.19	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	S-4/A	—	4.39	12/24/2008

4.20	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	10-Q	6/30/2009	4.38	8/13/2009

4.21	Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10% Senior Secured Notes due 2015.	—	10-Q	3/31/2013	4.24	5/9/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.22	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	S-4/A	—	4.40	12/24/2008

4.23	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/20/2009

4.24	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	10-Q	6/30/2009	4.4	8/13/2009

4.25	Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10.00% Senior Secured Notes due 2018.	—	10-Q	3/31/2013	4.28	5/9/2013

4.26	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	6/15/2009

4.27	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.2	6/15/2009

4.28	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	9/17/2009

4.29	Third Supplemental Indenture dated as of April 12, 2013 by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 11.25% Senior Secured Notes due 2017.	—	10-Q	3/31/2013	4.32	5/9/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.30	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/22/2010

4.31	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	5/24/2010

4.32	Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 12.75% Senior Secured Notes due 2018.	—	10-Q	3/31/2013	4.35	5/9/2013

4.33	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.1	5/24/2010

4.34	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.2	5/24/2010

4.35	Indenture dated as of February 3, 2012 among Chester Downs and Marina, LLC , a Pennsylvania limited liability company, Chester Downs Finance Corp., and, together with the Company, Subsidiary Guarantors party hereto from time to time, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent, relating to the 9.25% Senior Secured Notes due 2020.	—	10-K	12/31/2011	4.43	3/15/2012

4.36	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.37	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	3/2/2012

4.38	Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee related to the 8.5% Senior Secured Notes due 2020.	—	10-Q	3/31/2013	4.44	5/9/2013

4.39	Equity Distribution Agreement, dated April 12, 2012, between Caesars Entertainment Corporation, Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC.	—	8-K	—	1.1	4/13/2012

4.40	Registration Rights Agreement, dated as of December 13, 2012 (to the August 22, 2012 and October 5, 2012 Registration Rights Agreement and Joinder), by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and Citigroup Global Markets Inc., as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.2	12/13/2012

4.41	Indenture dated as of August 22, 2012 by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	8/22/2012

4.42	Supplemental Indenture, dated as of October 5, 2012 , by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	10/10/2012

4.43	Additional Notes Supplemental Indenture, dated as of December 13, 2012 , by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	12/13/2012

4.44	Third Supplemental Indenture, dated as of February 20, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/21/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.45	Fourth Supplemental Indenture, dated as of April 12, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	10-Q	3/31/2013	4.56	5/9/2013

4.46	Indenture, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2013

4.47	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020.	—	8-K	—	4.1	10/15/2013

4.48	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	8-K	—	4.2	10/15/2013

4.49	Registration Rights Agreement, dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	—	4.3	10/15/2013

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents.	—	8-K/A	—	10.1	2/7/2008

10.2	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008.	—	8-K	—	99.1	9/29/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.3	Amendment Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K/A	—	10.1	5/23/2011

10.4	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/2/2012

10.5	Reaffirmation Agreement, dated as of October 5, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	10/10/2012

10.6	Reaffirmation Agreement, dated as of March 27, 2013, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/28/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.7	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto.	—	8-K/A	—	10.1	6/11/2009

10.8	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	3/2/2012

10.9	Amendment, dated as of February 6, 2013, to the Second Amended and Restated Credit Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties named therein.	—	8-K	—	10.1	3/28/2013

10.10	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

10.11	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	10/10/2012

10.12	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.13	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	10/10/2012

10.14	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.2	2/20/2013

10.15	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/28/2013

10.16	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	2/20/2013

10.17	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/28/2013

10.18	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.19	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

10.20	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

10.21	First Lien Intercreditor Agreement, dated as of June 10, 2009 (to the Agreement dated December 24, 2008), by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

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
		—	8-K	—	10.2	6/15/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.23	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement related to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	10.1	9/17/2009

10.24	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	10.3	3/2/2012

10.25	Joinder and Supplement to the Intercreditor Agreement, dated as of October 5, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.2	10/10/2012

10.26	Joinder and Supplement to the Intercreditor Agreement, dated as of February 20, 2013 (the Intercreditor Agreement dated December 24, 2008) , by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority. lien obligations agent.	—	8-K	—	10.1	2/20/2013

10.27	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.28	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

10.29	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.30	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

10.31	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.32	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.	—	10-K	12/29/1989	Unknown	3/28/1990

10.33	Amendment to Escrow Agreement dated as of October 29, 1993 (to the Agreement dated February 6, 1990) among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.34	Amendment, dated as of June 7, 1995 (the Agreement dated February 6, 1990 and amended on October 29, 1993), to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.35	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.36	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.37	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.38	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

†10.39	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.40	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.41	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.42	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.43	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.44	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.45	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

†10.46	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

10.47	Equity Interest Purchase Agreement with Exhibits A-F with Penn National Gaming, Inc., Caesars Entertainment Operating Company, Inc., Harrah’s Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC and Harrah’s Maryland Heights, LLC, dated May 7, 2012.	—	10-Q	6/30/2012	10.102	8/8/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.48	Share Purchase Agreement between Caesars Entertainment Operating Company, Inc., and Pearl Dynasty Investments Limited dated August 6, 2013.	—	10-Q	6/30/2013	10.73	8/9/2013

10.49	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

10.50	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

10.51	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

10.52	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.53	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

10.54	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010.	—	8-K	—	10.1	11/24/2010

†10.55	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010.	—	8-K	—	10.2	11/24/2010

†10.56	Consent and Acknowledgment, dated May 6, 2013, to the Amended Management Investors Rights Agreement.	—	10-Q	3/31/2013	10.74	5/9/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.57	Amended and Restated Credit Agreement, Dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	10-K/A	12/31/2012	10.72	3/15/2013

10.58	First Lien Credit Agreement, dated as of October 11, 2013, by and among the CERP Entities, Citicorp North America Inc., as administrative agent and the lenders party thereto.	—	8-K	—	10.1	10/15/2013

10.59	First Lien Intercreditor Agreement, dated as of October 11, 2013, by and among the First Lien Collateral Agent, Citicorp North America, Inc., as authorized representative under the credit agreement and U.S. Bank National Association, as the initial other authorized representative.	—	8-K	—	10.2	10/15/2013

10.60	Second Lien Intercreditor Agreement, dated as of October 11, 2013, by and among Citicorp North America, Inc., as credit agreement agent, U.S. Bank National Association, as other first priority lien obligations agent and U.S. Bank National Association, as second priority agent.	—	8-K	—	10.3	10/15/2013

10.61	Collateral Agreement (First Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and Citicorp North America, Inc., as collateral agent.	—	8-K	—	10.4	10/15/2013

10.62	Collateral Agreement (Second Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and U.S. Bank National Association, as collateral agent.	—	8-K	—	10.5	10/15/2013

10.63	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/22/2013

10.64	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/22/2013

10.65	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/22/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.66	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/22/2013

10.67	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/22/2013

10.68	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/22/2013

†10.69	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.70	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

†10.71	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

†10.72	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.73	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.74	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options Granted to Gary W. Loveman).	—	SC-TO-I	—	(d)(5)	7/25/2012

†10.75	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.76	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K/A	12/31/2012	10.84	3/15/2013

†10.77	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	7/2/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.78	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

†10.79	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	—	10-Q	3/31/2012	10.96	5/9/2012

†10.80	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.81	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.82	Financial Counseling Plan of Harrah's Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

†10.83	Waiver of Financial Counseling Plan, effective as of April 29, 2013, by and between Gary W. Loveman and Caesars Entertainment Corporation.	—	10-Q	3/31/2013	10.31	5/9/2013

†10.84	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K/A	12/31/2012	10.90	3/15/2013

†10.85	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K/A	12/31/2012	10.91	3/15/2013

†10.86	Employment Agreement, made as of January 28, 2008, and amended on March 13, 2009, by and between Harrah’s Entertainment, Inc. and Gary W. Loveman.	—	10-K	12/31/2008	10.16	3/17/2009

†10.87	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin, and John W. R. Payne.	—	8-K	—	10.1	1/9/2012

†10.88	Employment Agreement made as of November 14, 2012, by and between Caesars Entertainment Operating Company, Inc. and Donald Colvin.	—	10-K/A	12/31/2012	10.85	3/15/2013

†10.89	Employment Agreement made as of April 2, 2009 by and between Harrah's Operating Company, Inc. and Timothy Donovan.	—	10-K/A	12/31/2012	10.87	3/15/2013

12	Computation of Ratios	X

14	Amended and Restated Code of Business Conduct and Ethics, amended February 21, 2013		10-K/A	12/31/2013	14	3/15/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
18.1	Preferability letter regarding changes in accounting principles	X

21	List of Subsidiaries	X

23	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2014.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2014.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2014.	X

99.1	Gaming and Regulatory Overview	X

101
The following financial statements from the Company’s Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X

________________

†	Denotes a management contract or compensatory plan or arrangement.

*	Filed by Park Place Entertainment Corporation
**	Filed by Harrah's Entertainment, Inc.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	As of December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$113.3	$7.4
Restricted cash	30.5	—
Receivables, net	0.1	0.1
Prepayments and other current assets	—	5.0
Intercompany receivables	0.8	29.6
Total current assets	144.7	42.1
Investments in subsidiaries	—	—
Restricted cash	20.0	—
Deferred charges and other	1.0	7.5
Deferred income taxes	7.8	—
Intercompany receivables	340.5	563.1
Total assets	$514.0	$612.7

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$0.3	$3.9
Accrued expenses	3.8	3.7
Deferred income taxes	—	—
Intercompany payables	5.3	15.9
Total current liabilities	9.4	23.5
Accumulated losses of subsidiaries in excess of investment	3,582.1	925.4
Deferred credits and other	—	4.1
Deferred income taxes	—	—
Intercompany payables	55.0	55.0
Total liabilities	3,646.5	1,008.0
Total stockholders’ equity/(deficit)	(3,132.5)	(395.3)
Total liabilities and stockholders' equity(deficit)	$514.0	$612.7

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF COMPREHENSIVE LOSS
(In millions)

	Years Ended December 31,
	2013	2012	2011
Net revenues	$—	$—	$—
Operating expenses
Write-downs, reserves, and project opening costs, net of recoveries	—	15.0	—
Loss on interests in non-consolidated affiliates	(0.4)	—	—
Loss on interests in subsidiaries	2,923.0	1,464.3	693.4
Corporate expense	16.0	28.2	22.7
Acquisition and integration costs	—	—	0.1
Total operating expenses	2,938.6	1,507.5	716.2
Loss from operations	(2,938.6)	(1,507.5)	(716.2)
Interest expense	2.3	(1.0)	—
Other income, including interest income	23.1	18.3	25.5
Loss from operations before income taxes	(2,913.2)	(1,490.2)	(690.7)
Benefit for income taxes	(0.1)	9.1	3.1
Net loss	(2,913.3)	(1,481.1)	(687.6)
Other comprehensive income/(loss), net of income taxes	—	—	—
Comprehensive loss	$(2,913.3)	$(1,481.1)	$(687.6)

See accompanying Notes to Condensed Financial Information.

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities	$407.9	$258.6	$182.9
Cash flows from investing activities
Change in restricted cash	(50.5)	—	—
Payments to acquire businesses, net of transaction costs and cash acquired	—	—	(123.5)
Purchase of additional interest in subsidiary	(581.2)	(232.5)	—
Purchase of Linq/Octavius from non-guarantor	(80.7)	—	—
Proceeds paid for sale of assets	(29.0)	—	—
Other	(0.4)	(0.8)	—
Cash flows used in investing activities	(741.8)	(233.3)	(123.5)
Cash flows from financing activities
Issuance of common stock, net of fees	217.2	17.4	—
Other	—	—	(1.7)
Transfer to affiliates	222.6	(39.2)	(189.8)
Cash flows provided by financing activities	439.8	(21.8)	(191.5)
Net increase/(decrease) in cash and cash equivalents	105.9	3.5	(132.1)
Cash and cash equivalents, beginning of period	7.4	3.9	136.0
Cash and cash equivalents, end of period	$113.3	$7.4	$3.9
See accompanying Notes to Condensed Financial Information.

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Background and basis of presentation
These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Caesars Entertainment Corporation and its subsidiaries exceed 25% of the consolidated net assets of Caesars Entertainment Corporation and its subsidiaries (the "Company"). This information should be read in conjunction with the company's consolidated financial statements included elsewhere in this filing.

2.	Restricted net assets of subsidiaries
Certain of the Company's subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company's consolidated subsidiaries held at December 31, 2013 and 2012 was approximately $3.0 billion and $1.2 billion, respectively. Such restrictions are on net assets of Caesars Entertainment Corporation and its subsidiaries. The amount of restricted net assets in the Company's unconsolidated subsidiaries was not material to the financial statements.

3.	Commitments, contingencies and long-term obligations
For a discussion of the Company's commitments, contingencies and long term obligations under its senior secured credit facility, see Note 9, "Debt" and Note 17, "Litigation, Contractual Commitments and Contingent Liabilities" of the Company's consolidated financial statements.

Schedule II
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
		Charged
	Balance at	to Costs	Charged	Deductions		Balance
	Beginning	and	to Other	from		at End
Description	of Period	Expenses	Accounts	Reserves		of Period
YEAR ENDED DECEMBER 31, 2013
Allowance for doubtful accounts
Current	$201.7	$29.1	$—	$(68.8)	(a)	$162.0
Long-term	$0.1	$—	$—	$—		$0.1
Liability to sellers under acquisition agreement (b)	$1.0	$—	$—	$(0.1)		$0.9
YEAR ENDED DECEMBER 31, 2012
Allowance for doubtful accounts
Current	$202.2	$66.7	$—	$(67.2)	(a)	$201.7
Long-term	$0.3	$—	$—	$(0.2)		$0.1
Liability to sellers under acquisition agreement (b)	$1.1	$—	$—	$(0.1)		$1.0
YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts
Current	$216.2	$49.3	$—	$(63.3)	(a)	$202.2
Long-term	$0.3	$—	$—	$—		$0.3
Liability to sellers under acquisition agreement (b)	$1.2	$—	$—	$(0.1)		$1.1
____________________

(a)	Uncollectible accounts written off, net of amounts recovered.

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

CAESARS ENTERTAINMENT CORPORATION

March 17, 2014	By:	/S/ GARY W. LOVEMAN
Gary W. Loveman
Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BENJAMIN	Director	March 17, 2014
Jeffrey Benjamin

/s/ DAVID BONDERMAN	Director	March 17, 2014
David Bonderman

/s/ JEFFREY T. HOUSENBOLD	Director	March 17, 2014
Jeffrey Housenbold

/s/ KELVIN DAVIS	Director	March 17, 2014
Kelvin Davis

/s/ FRED J. KLEISNER	Director	March 17, 2014
Fred J. Kleisner

/s/ GARY W. LOVEMAN	Director, Chairman of the Board,	March 17, 2014
Gary W. Loveman	Chief Executive Officer and President

/s/ ERIC PRESS	Director	March 17, 2014
Eric Press

/s/ MARC ROWAN	Director	March 17, 2014
Marc Rowan

/s/ DAVID SAMBUR	Director	March 17, 2014
David Sambur

/s/ LYNN C. SWANN	Director	March 17, 2014
Lynn C. Swann

/s/ CHRISTOPHER J. WILLIAMS	Director	March 17, 2014
Christopher J. Williams

/s/ DONALD COLVIN	Executive Vice President and Chief	March 17, 2014
Donald Colvin	Financial Officer

/s/ DIANE E. WILFONG	Senior Vice President, Controller, and	March 17, 2014
Diane E. Wilfong	Chief Accounting Officer