Form 10-Q
period 2014-03-31
CAESARS ENTERTAINMENT Corp
filed 2014-05-09
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common stock, $0.01 par value	144,214,527

CAESARS ENTERTAINMENT CORPORATION
INDEX

We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2014 (this "Form 10-Q"), that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally's. In addition, Caesars Interactive Entertainment, Inc., which is a majority-owned subsidiary of Caesars Growth Partners, LLC, has proprietary rights to the Slotomania, Bingo Blitz and World Series of Poker ("WSOP") trademarks. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.
.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents ($972.6 and $976.9 attributable to our VIEs)	$2,483.4	$2,771.2
Restricted cash ($22.9 and $28.8 attributable to our VIEs)	64.6	87.5
Receivables, net ($65.2 and $54.8 attributable to our VIEs)	578.6	619.9
Deferred income taxes ($3.3 and $7.0 attributable to our VIEs)	4.6	8.7
Prepayments and other current assets ($11.6 and $15.6 attributable to our VIEs)	232.6	237.4
Inventories	43.0	45.6
Total current assets	3,406.8	3,770.3
Property and equipment, net ($608.3 and $516.0 attributable to our VIEs)	13,347.9	13,237.9
Goodwill ($126.6 and $112.8 attributable to our VIEs)	3,077.4	3,063.3
Intangible assets other than goodwill ($203.1 and $180.0 attributable to our VIEs)	3,462.0	3,487.7
Investments in and advances to non-consolidated affiliates	182.7	176.8
Restricted cash ($203.6 and $231.6 attributable to our VIEs)	265.3	336.8
Deferred income taxes ($9.5 and $0.0 attributable to our VIEs)	13.5	—
Deferred charges and other ($25.8 and $11.0 attributable to our VIEs)	617.1	604.2
Assets held for sale	4.0	11.9
	$24,376.7	$24,688.9
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable ($104.9 and $54.8 attributable to our VIEs)	$488.7	$442.7
Accrued expenses and other current liabilities ($169.5 and $126.1 attributable to our VIEs)	1,310.3	1,212.3
Interest payable ($1.1 and $5.5 attributable to our VIEs)	521.4	389.5
Deferred income taxes ($0.4 and $0.0 attributable to our VIEs)	323.2	289.2
Current portion of long-term debt ($0.1 and $47.8 attributable to our VIEs)	197.2	197.1
Total current liabilities	2,840.8	2,530.8
Long-term debt ($720.0 and $673.9 attributable to our VIEs)	20,994.3	20,918.4
Deferred credits and other ($80.2 and $67.3 attributable to our VIEs)	396.2	667.5
Deferred income taxes ($10.1 and $3.8 attributable to our VIEs)	2,422.2	2,476.0
	26,653.5	26,592.7
Commitments and contingencies (Note 15)
Stockholders’ deficit
Common stock: voting; $0.01 par value; 139.4 and 139.0 shares issued	1.4	1.4
Treasury Stock: 2.2 and 2.2 shares	(16.3)	(16.3)
Additional paid-in capital	7,241.0	7,230.5
Accumulated deficit	(10,707.1)	(10,320.7)
Accumulated other comprehensive loss	(21.2)	(16.9)
Total Caesars stockholders’ deficit	(3,502.2)	(3,122.0)
Noncontrolling interests	1,225.4	1,218.2
Total deficit	(2,276.8)	(1,903.8)
	$24,376.7	$24,688.9
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues
Casino	$1,364.8	$1,493.1
Food and beverage	385.0	379.8
Rooms	318.8	288.2
Management fees	13.7	10.7
Other	255.2	203.2
Reimbursed management costs	62.4	59.7
Less: casino promotional allowances	(298.6)	(293.6)
Net revenues	2,101.3	2,141.1
Operating expenses
Direct
Casino	825.6	833.1
Food and beverage	161.2	165.1
Rooms	82.5	73.3
Property, general, administrative, and other	556.1	520.5
Reimbursable management costs	62.4	59.7
Depreciation and amortization	122.8	161.6
Write-downs, reserves, and project opening costs, net of recoveries	24.0	20.7
Impairment of intangible and tangible assets	100.8	20.0
(Income)/loss on interests in non-consolidated affiliates	(3.8)	2.6
Corporate expense	50.4	36.1
Acquisition and integration costs	15.0	64.2
Amortization of intangible assets	33.0	41.4
Total operating expenses	2,030.0	1,998.3
Income from operations	71.3	142.8
Interest expense	(592.3)	(574.7)
Loss on early extinguishment of debt	(0.7)	(36.7)
Other income, including interest income	0.3	3.7
Loss from continuing operations, before income taxes	(521.4)	(464.9)
Income tax benefit	154.5	290.2
Loss from continuing operations, net of income taxes	(366.9)	(174.7)
Discontinued operations
Loss from discontinued operations	(15.9)	(44.8)
Income tax benefit	—	2.8
Loss from discontinued operations, net of income taxes	(15.9)	(42.0)
Net loss	(382.8)	(216.7)
Less: net income attributable to noncontrolling interests	(3.6)	(0.9)
Net loss attributable to Caesars	$(386.4)	$(217.6)
Loss per share - basic and diluted
Loss per share from continuing operations	$(2.70)	$(1.41)
Loss per share from discontinued operations	(0.12)	(0.33)
Net loss per share	$(2.82)	$(1.74)
Weighted-average common shares outstanding - basic and diluted	137.2	125.3
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net loss	$(382.8)	$(216.7)
Other comprehensive income/(loss):
Benefit plan adjustments	0.5	0.1
Foreign currency translation adjustments	(0.6)	(15.6)
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense	—	3.9
Unrealized gain/(loss) on available-for-sale investments	(4.3)	0.1
Total other comprehensive loss, before income taxes	(4.4)	(11.5)
Income tax provision related to items of other comprehensive loss	(0.1)	(1.5)
Total other comprehensive loss, net of income taxes	(4.5)	(13.0)
Total comprehensive loss	(387.3)	(229.7)
Less: amounts attributable to noncontrolling interests:
Net loss	(3.6)	(0.9)
Foreign currency translation adjustments	0.2	—
Total amounts attributable to noncontrolling interests	(3.4)	(0.9)
Comprehensive loss attributable to Caesars	$(390.7)	$(230.6)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)
(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders' Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)

Balance as of December 31, 2012	$1.3	$(16.3)	$6,954.4	$(7,280.2)	$(70.9)	$(411.7)	$80.1	$(331.6)
Net income/(loss)	—	—	—	(217.6)	—	(217.6)	0.9	(216.7)
Share-based compensation	—	—	7.2	—	—	7.2	—	7.2
Decrease in noncontrolling interests, net of distributions	—	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive loss, net of tax	—	—	—	—	(13.0)	(13.0)	—	(13.0)
Purchase of additional interests in subsidiary	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Balance as of March 31, 2013	$1.3	$(16.3)	$6,959.6	$(7,497.8)	$(83.9)	$(637.1)	$77.1	$(560.0)

Balance as of December 31, 2013	$1.4	$(16.3)	$7,230.5	$(10,320.7)	$(16.9)	$(3,122.0)	$1,218.2	$(1,903.8)
Net income/(loss)	—	—	—	(386.4)	—	(386.4)	3.6	(382.8)
Share-based compensation plans	*	—	8.5	—	—	8.5	—	8.5
Repurchase of subsidiary stock and noncontrolling interest transactions	—	—	2.0	—	—	2.0	3.8	5.8
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)	(0.2)	(4.5)
Balance as of March 31, 2014	$1.4	$(16.3)	$7,241.0	$(10,707.1)	$(21.2)	$(3,502.2)	$1,225.4	$(2,276.8)
___________________

*	Amount rounds to zero.
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(382.8)	$(216.7)
Adjustments to reconcile net loss to cash flows (used in)/provided by operating activities:
Loss from discontinued operations	15.9	42.0
Loss on early extinguishments of debt	0.7	36.7
Depreciation and amortization	163.6	206.3
Amortization of deferred finance costs and debt discount/premium	90.6	86.7
Reclassification from, and amortization of, accumulated other comprehensive loss	0.2	4.2
Non-cash write-downs and reserves, net of recoveries	8.2	5.8
Non-cash acquisition and integration costs	6.3	52.4
Impairment of intangible and tangible assets	100.8	20.0
(Income)/loss on interests in non-consolidated affiliates	(3.8)	2.6
Share-based compensation expense	26.4	3.6
Deferred income taxes	(39.4)	(290.9)
Change in deferred charges and other	(3.7)	(5.9)
Change in deferred credits and other	(308.2)	(45.1)
Change in current assets and liabilities:
Accounts receivable	47.0	38.0
Prepayments and other current assets	3.8	(41.9)
Accounts payable	(12.3)	(41.9)
Interest payable	132.5	151.7
Accrued expenses	65.5	(61.7)
Other	(5.1)	6.8
Cash flows from operating activities	(93.8)	(47.3)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(240.5)	(148.1)
Change in restricted cash	94.4	831.7
Proceeds received from sale of assets	12.5	—
Payments to acquire businesses, net of transaction costs and cash acquired	(22.5)	—
Investments in/advances to non-consolidated affiliates and other	(2.1)	(21.9)
Purchases of investment securities	(12.5)	(1.4)
Proceeds from the sale and maturity of investment securities	3.9	0.7
Other	2.9	(3.2)
Cash flows from investing activities	(163.9)	657.8

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued) (UNAUDITED) (In millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	1,589.5
Debt issuance and extension costs and fees	(8.0)	(70.6)
Cash paid for early extinguishments of debt	(9.7)	(1,784.2)
Scheduled debt and capital lease payments	(15.9)	(5.6)
Purchase of additional interests in subsidiaries	(4.0)	—
Issuance of common stock, net of fees	0.9	—
Proceeds from sales of noncontrolling interests	11.7	—
Distributions to noncontrolling interest owners	(4.4)	—
Other	—	(2.7)
Cash flows from financing activities	(29.4)	(273.6)
Cash flows from discontinued operations
Cash flows from operating activities	(0.7)	1.1
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—
Net cash from discontinued operations	(0.7)	1.1
Net increase/(decrease) in cash and cash equivalents	(287.8)	338.0
Change in cash classified as assets held for sale	—	(0.1)
Cash and cash equivalents, beginning of period	2,771.2	1,757.5
Cash and cash equivalents, end of period	$2,483.4	$2,095.4

Supplemental Cash Flow Information:
Cash paid for interest	$419.6	$343.8
Cash paid for income taxes	12.4	7.7
Non-cash investing and financing activities:
Change in accrued capital expenditures	53.7	5.8
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
We conduct business through our wholly owned subsidiaries, Caesars Entertainment Operating Company, Inc. ("CEOC") and Caesars Entertainment Resort Properties ("CERP"), and their subsidiaries. We also consolidate Caesars Growth Partners, LLC ("CGP LLC"), which is a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary (see Note 4, "Caesars Growth Partners"). As of March 31, 2014, we owned and operated or managed, through various subsidiaries and CGP LLC, 51 casinos in 13 U.S. states and 5 countries. Of the 51 casinos, 39 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 12 international casinos are land-based casinos, most of which are located in England.
Caesars Interactive Entertainment, Inc. ("CIE"), a majority owned subsidiary of CGP LLC, operates an online gaming business providing for certain real money games in Nevada, New Jersey, and the United Kingdom; "play for fun" offerings in other jurisdictions; and social games on Facebook and other social media websites and mobile application platforms, such as Slotomania. CIE also owns the WSOP tournaments and brand, and licenses trademarks for a variety of products and businesses related to this brand.
We view each casino property as an operating segment and aggregate such casino properties into one reportable segment.
Liquidity Considerations
We are a highly leveraged company and a significant amount of our liquidity needs are for debt service, including significant interest payments. As of March 31, 2014, we had $23,583.7 million face value of outstanding indebtedness and our current debt service obligation for the remaining nine months of 2014 is $1,981.6 million, consisting of $187.7 million in principal maturities and $1,793.9 million in required interest payments. Our debt service obligation for 2015 is $3,254.6 million, consisting of $1,210.7 million in principal maturities and $2,043.9 million in required interest payments.
Following the U.S. recession of late 2007 through 2009, we have observed that gaming activity has remained well below the pre-recession levels. In addition, new competition in certain regional markets has negatively affected “same store” volumes, while overall slot volume trends continue to weaken in most markets. These factors have negatively affected our results of operations, and may continue to negatively affect our results of operations in the future. During periods of economic weakness and in the face of continued weak consumer spending on gaming, our revenues may decrease while many of our costs remain fixed and some costs even increase, resulting in decreased earnings. As a result, we have experienced substantial net losses since 2010, as well as operating losses in 2013, resulting in a net stockholders’ deficit of $3,502.2 million as of March 31, 2014. Further, we expect to experience operating and net losses for the remainder of 2014 and the foreseeable future.
Our cash and cash equivalents, excluding restricted cash, totaled $2,483.4 million as of March 31, 2014 compared with $2,771.2 million as of December 31, 2013. Cash and cash equivalents as of March 31, 2014, includes $972.6 million held by CGP LLC, which is not available for our use to fund operations or satisfy our obligations. We experienced negative operating cash flows of $93.8 million for the three months ended March 31, 2014 and $109.4 million for the year ended December 31, 2013, and we expect to experience negative operating cash flows for the remainder of 2014 and the foreseeable future.
In addition to cash flows from operations, available sources of cash include amounts available under CEOC's current revolving credit facility. As of March 31, 2014, the facility provided for $106.1 million, of which $9.8 million remained as available borrowing capacity. In addition, the CERP revolving credit facility provided for $269.5 million, all of which remained as available borrowing capacity at March 31, 2014.
As described more fully in Note 5, "Property Transaction with CGP LLC and Related Financing," in the first quarter of 2014 we announced that CGP LLC will acquire certain assets from CEOC for $2,000.0 million in cash, minus assumed debt and closing adjustments. The net cash proceeds impact the calculation of the senior secured leverage ratio ("SSLR") covenant on a pro forma

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

basis in the three months ended March 31, 2014 as the SSLR calculations give effect to the cash to be received and the reduction to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted for the properties sold. In addition, the SSLR calculation going forward will be impacted to the extent the proceeds reduce first lien debt or increase CEOC cash.
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
Our ability to refinance or restructure our debt, or to issue additional debt or equity, will depend upon, among other things:
•The condition of the capital markets at the time, which is beyond our control,
•Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and
•Our continued compliance with the terms and covenants in our credit facilities, indentures and loan agreements that govern our debt.
Under CEOC's Credit Facilities, we are required to satisfy and maintain specified financial ratios. Specifically, our credit facilities require CEOC to maintain an SSLR of no more than 4.75 to 1.0, which is the ratio of CEOC's senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes up to $3,700.0 million of CEOC first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted CEOC cash on hand, which was $2,937.3 million as of March 31, 2014 after giving effect to the first and second closings of the transaction described in Note 5, "Property Transaction with CGP LLC and Related Financing." As of March 31, 2014, the CEOC SSLR was 3.73 to 1.0, after giving effect to the first and second closings of the transaction described in Note 5, "Property Transaction with CGP LLC and Related Financing." The first closing was completed on May 5, 2014, and included proceeds to CEOC of $1,340.0 million, minus assumed debt and other closing adjustments, for the sale of the Nevada Properties (as defined herein).
While we were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures as of March 31, 2014, in order to comply with the quarterly SSLR covenant under the CEOC Credit Facility in the future, we will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to consumer spending and confidence generally and spending by consumers for gaming and other entertainment activities, (b) our ability to effect cost savings initiatives, (c) our ability to complete asset sales, including the transaction described more fully in Note 5, (d) issuing additional second lien or unsecured debt, or project financing, (e) reducing net debt through open market purchases, privately negotiated transactions, redemptions, tender offers or exchanges, (f) equity issuances, (g) reductions in capital expenditures spending, or (h) a combination thereof.
In addition, under certain circumstances, the CEOC Credit Facilities allow us to apply cash contributions received by CEOC from CEC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, if CEOC is unable to meet its SSLR, in order to cure any breach.
Based upon our current operating forecast, the expected closing of the CEOC-CGP LLC Property Transaction described above and in Note 5, "Property Transaction with CGP LLC and Related Financing", and our ability to achieve one or more of the other factors noted above, including our ability to cure a breach of the SSLR, in certain circumstances, with cash contributions from CEC, we believe that we will have sufficient liquidity to fund our operations and meet our debt service obligations and that we will continue to be in compliance with the CEOC SSLR during the next twelve months.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

See Note 8, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of March 31, 2014 and December 31, 2013, as well as discussion of recent changes in our debt outstanding, and any changes in the terms of existing debt subsequent to December 31, 2013.
On May 6, 2014, we announced a number of material transactions that, if completed, are expected to have a material impact on our liquidity, debt covenants and compliance (by modifying the financial maintenance covenant to increase the leverage ratio level and excluding the new incremental term loans from the definition of "Senior Secured Leverage Ratio" for purposes of such covenant), debt maturities, parent guarantees of our securities, and the CEOC-CGP LLC Property Transaction (described in Note 5). These transactions include the following:

•	Amendment to the definitive agreement governing the CEOC-CGP LLC Property Transaction;

•	Incurrence by Caesars Growth Properties Holdings, LLC of $700.0 million of term loans to partially fund the first closing of the CEOC-CGP LLC Property Transaction;

•	Sale of CEOC common stock, triggering the automatic release of CEC guarantee of CEOC’s outstanding secured and unsecured notes;

•	Announcement of tender offers to reacquire all of our scheduled 2015 debt maturities; and

•	Certain bank transactions that would, if completed as expected, modify the existing covenants and other key terms included in the CEOC Credit Facilities.
For more information on the above-referenced transactions and the impact that these transactions would have if completed as expected, see Note 19, "Subsequent Events."
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2014 fiscal year.
The financial information for the three months ended March 31, 2013 is derived from our consolidated condensed financial statements and footnotes included in the Quarterly Report on Form 10-Q ("Form 10-Q") for the three months ended March 31, 2013, and has been revised to reflect the results of operations and cash flows of the Golden Nugget casino as discontinued operations. See Note 3, "Acquisitions, Investments, Dispositions and Divestitures."
Certain prior period amounts have been reclassified to conform to the current period's presentation. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, ("2013 10-K").
Note 2 — Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 3 — Acquisitions, Investments, Dispositions and Divestitures
Acquisitions and Investments
In January 2014, we acquired the land and non-gaming assets of the Atlantic Club in Atlantic City, New Jersey for $15.0 million, which was included in land within Property and Equipment, net at March 31, 2014. See Note 6, "Property and Equipment, net." We are actively pursuing a sale of these assets.
Dispositions and Divestitures
Harrah's Tunica, Mississippi
During the three months ended March 31, 2014, we announced our plans to permanently close the Harrah’s Tunica casino. As a result of this decision, we determined an impairment analysis was necessary. We completed our impairment analysis and determined the fair value of the related assets under the market approach. As a result of this analysis, we recorded intangible and tangible asset impairment charges totaling $68.0 million during the three months ended March 31, 2014.
Other Dispositions
Golden Nugget - During the three months ended March 31, 2014, we permanently closed the Golden Nugget casino in London. As a result, we recorded charges of $1.7 million related to the impairment of intangible and tangible assets and $13.1 million related to accrued exit costs. We have presented the operations of the Golden Nugget casino as discontinued operations in the Consolidated Condensed Statements of Operations for the three months ended March 31, 2014 and 2013.
Claridge Hotel Tower - In October 2013 we entered into an agreement to sell the Claridge Hotel Tower, which was part of the Bally's Atlantic City asset group, for $12.5 million, plus customary closing adjustments. We received these proceeds in February 2014 upon the transaction closing. The Claridge Hotel Tower assets of $11.9 million were classified as assets held for sale as of December 31, 2013.
Discontinued Operations

	Three Months Ended March 31,
(In millions)	2014	2013
Net revenues
Golden Nugget	$1.3	$2.1
Harrah's St. Louis	—	—
Macau	—	1.0
Alea Leeds	—	0.7
Total net revenues	$1.3	$3.8

Pre-tax income/(loss) from operations
Golden Nugget	$(15.4)	$(1.0)
Harrah's St. Louis	—	(0.7)
Macau	—	(20.7)
Alea Leeds	(0.5)	(22.4)
Total pre-tax income/(loss) from discontinued operations	$(15.9)	$(44.8)

Income/(loss), net of income taxes
Golden Nugget	$(15.4)	$(1.0)
Harrah's St. Louis	—	(0.4)
Macau	—	(18.2)
Alea Leeds	(0.5)	(22.4)
Total income/(loss) from discontinued operations, net of income taxes	$(15.9)	$(42.0)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 4 — Caesars Growth Partners
Consolidation as a Variable Interest Entity
We own 58% of the equity of CGP LLC and are also party to asset management and management services agreements between CGP LLC and CEOC that constitute variable interests in CGP LLC. Because the equity holders in CGP LLC receive returns disproportionate to their voting interests and substantially all the activities of CGP LLC are related to Caesars, CGP LLC has been determined to be a variable interest entity.
Because substantially all the activities of CGP LLC are related to Caesars and due to the factors set forth below, we have concluded that we are required to consolidate it under accounting rules. We have reached this conclusion based upon the weighting of a number of items, including the following: (i) the close association that CGP LLC has with Caesars, including the fact that all of the assets and businesses owned by CGP LLC were acquired from Caesars; (ii) Caesars through CEOC, has ongoing asset and management services agreements with each of the properties owned by CGP LLC; and (iii) Caesars has the obligation to absorb losses and the right to receive residual returns that could potentially be significant to CGP LLC. During the three months ended March 31, 2014, CGP LLC generated net revenues of $226.3 million and net income attributable to Caesars related to CGP LLC was $0.7 million.
Contingently Issuable Non-Voting Membership Units
CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE's social and mobile games business exceed a specified threshold amount in 2015. The number of units to be received is capped at a value of $225.0 million divided by the value of the non-voting units at the date of the CGP LLC transaction.
CGP LLC maintains a liability equal to the fair value of the additional non-voting membership units contingently issuable to Caesars Entertainment during 2016 as described above. The contingently issuable membership units' fair value is based upon a multiple of EBITDA for the calendar year 2015 in excess of a specified minimum threshold and includes a maximum payout threshold. The fair value of the contingently issuable non-voting membership units was $382.6 million on the CGP LLC balance sheet as of March 31, 2014. This liability is eliminated in our consolidation of CGP LLC.
Note 5 — Property Transaction with CGP LLC and Related Financing
Property Transaction between CEOC and CGP LLC
As disclosed in greater detail in CEC's Current Report on Form 8-K filed on May 6, 2014 with the Securities and Exchange Commission, and in Note 19, "Subsequent Events - Amendment to Transaction Agreement," Caesars amended the agreement entered into on March 1, 2014, under which CGP LLC (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from CEOC or one or more of its affiliates, the following (hereafter referred to as the "CEOC-CGP LLC Property Transaction"):

(i)	The subsidiaries of CEOC that own the assets comprising: The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas (the “Nevada Properties”);

(ii)	The CEOC subsidiary that owns Harrah’s New Orleans. (Collectively, Harrah’s New Orleans and the Nevada Properties are referred to as the "Properties");

(iii)	50% of the ongoing management fees and any termination fees payable under property management agreements to be entered between a subsidiary of CEOC and the owners of each of the Properties; and

(iv)	Certain intellectual property that is specific to each of the Properties.
CGP LLC will pay CEOC $2,000.0 million, minus assumed debt for (i) through (iv) above. In addition, the final proceeds are subject to various pre-closing and post-closing adjustments in accordance with the terms of the agreements governing the CEOC-CGP LLC Property Transaction. Consistent with the 2013 sale of Planet Hollywood Las Vegas, this transaction will also be accounted for as a reorganization of entities under common control.
The CEOC-CGP LLC Property Transaction was fully negotiated by and between a Special Committee of CEC’s Board of Directors (the "CEC Special Committee") and a Special Committee of CAC’s Board of Directors (the "CAC Special Committee"), each comprised solely of independent directors, and was recommended by both committees and approved by the Boards of Directors of CEC and CAC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The terms of the CEOC-CGP LLC Property Transaction contain certain closing conditions, all of which have been met other than the receipt of gaming and other required governmental approvals from the Louisiana Gaming Control Board with respect to the transfer of the subsidiary of CEOC that owns Harrah’s New Orleans, which approval we are currently seeking. Because we have obtained all necessary conditions to closing with respect to the Nevada Properties, including the approval of the Nevada Gaming Control Board and the necessary financing for that transaction, we will complete the CEOC-CGP LLC Property Transaction via two closings, the first of which, the sale of the Nevada Properties, closed on May 5, 2014.
Under the terms of the agreements governing the CEOC-CGP LLC Property Transaction, upon closing, each property will be managed by CEOC. In addition, upon closing, each property will license enterprise-wide intellectual property from Caesars Licensing Company, LLC. The ongoing management fees payable to CEOC during the term of the related property management agreement consists of a (i) base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year.
In addition to the above, the agreements governing the CEOC-CGP LLC Property Transaction also provide that CEC and the sellers of the Properties will indemnify the acquirers of the Properties for certain obligations, including:

(i)	New construction and renovation of The Quad of at least $223.0 million;

(ii)	CEOC's full funding of the remaining amounts required to construct and open The Cromwell;

(iii)	CEOC's provision of a minimum amount of House Funds in connection with the opening of The Cromwell;

(iv)	Other indemnifications amongst the parties to the agreements governing the CEOC-CGP LLC Property Transaction;

(v)
The agreement to establish a new services joint venture (the "Services JV") between CEOC, CERP and CGP LLC and certain of their respective subsidiaries. The Services JV will include common management of enterprise-wide intellectual property, which will be licensed by the Services JV to each of the owners of the properties, and shared services operations across the portfolio of CEOC, CERP and CGP LLC properties; and

(vi)	The assignment of the related property management agreements from CEOC to the Services JV upon receipt of any required regulatory approvals. Services JV will thereafter manage the properties.
The CEOC-CGP LLC Property Transaction is subject to termination if the Closing is not completed by June 30, 2014, which date may be extended until August 31, 2014 in certain circumstances.
Related Financing Agreement
On April 17, 2014, subsidiaries of CGP LLC (the "Issuers") entered into a credit agreement providing for $1,325.0 million in senior secured credit facilities (a $1,175.0 million senior secured term facility and a $150.0 million senior secured revolving facility) and completed the offering of $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due May 1, 2022 (the "CEOC-CGP LLC Property Transaction Notes"). As disclosed in greater detail in Note 19, "Subsequent Events - The CEOC-CGP LLC Property Transaction Credit Agreement," Caesars Growth Properties Holdings, LLC, an indirect subsidiary of CGP LLC, entered into a $700.0 million term facility that, along with CGP LLC cash on hand, funded the purchase price of the first closing for the Nevada Properties.
Escrow Agreement
Pursuant to an escrow agreement, dated April 17, 2014, the gross proceeds of the CEOC-CGP LLC Property Transaction Notes, together with additional amounts necessary to redeem the CEOC-CGP LLC Property Transaction Notes, were deposited into a segregated escrow account (the "Escrow Account") until the escrow conditions are satisfied. The escrow conditions include, among other things, the receipt of all required regulatory approvals, the consummation of the CEOC-CGP LLC Property Transaction and the contribution by CGP LLC of the entity that owns the assets comprising the Planet Hollywood Resort & Casino (the "CEOC-CGP LLC Transactions").
In the event that the escrow conditions are not satisfied on or prior to August 31, 2014, the Issuers will redeem the notes at a redemption price equal to the initial issue price of the notes, plus accrued and unpaid interest, if any, from the issue date up to, but not including, the payment date of such mandatory redemption.  The amount deposited into the Escrow Account will be used to pay for such mandatory redemption, if applicable.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Indenture and 9.375% Second-Priority Senior Secured Notes due 2022
The Issuers will pay interest on the CEOC-CGP LLC Property Transaction Notes at 9.375% per annum, semi-annually to holders of record at the close of business on April 15 or October 15 immediately preceding the interest payment date on May 1 and November 1 of each year, commencing on November 1, 2014.
The Issuers may redeem the CEOC-CGP LLC Property Transaction Notes at their option, in whole or part, at any time prior to May 1, 2017, at a price equal to 100% of the principal amount of the CEOC-CGP LLC Property Transaction Notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole” premium. The Issuers may redeem the CEOC-CGP LLC Property Transaction Notes, in whole or in part, on or after May 1, 2017, at the redemption prices set forth in the indenture governing the CEOC-CGP LLC Property Transaction Notes (the "Indenture"). In addition, at any time and from time to time on or before May 1, 2017, the Issuers may choose to redeem in the aggregate up to 35% of the original aggregate principal amount of the CEOC-CGP LLC Property Transaction Notes (calculated after giving effect to the issuance of additional notes) at a redemption price equal to 109.375% of the principal amount thereof with the net proceeds of one or more equity offerings so long as at least 50% of the original aggregate principal amount of the CEOC-CGP LLC Property Transaction Notes (calculated after giving effect to any issuance of additional notes) remain outstanding after each such redemption.
The CEOC-CGP LLC Property Transaction Notes are senior secured obligations of the Issuers and rank equally and ratably in right of payment with all existing and future senior obligations and senior to all future subordinated indebtedness. Upon the release of funds from the Escrow Account, the CEOC-CGP LLC Property Transaction Notes will be guaranteed on a senior secured basis by subsidiaries of Caesars Growth Properties Holding, LLC (a CGP LLC subsidiary, and an Issuer) that are guarantors of a new senior secured credit facility to be entered into in connection with the CEOC-CGP LLC Transactions, and secured by a second-priority security interest, subject to permitted liens, in certain assets of the Issuers and such subsidiary guarantors. None of CGP LLC, CEC or CEOC will guarantee the CEOC-CGP LLC Property Transaction Notes.
The Indenture contains customary covenants that limit the Issuers’ (and their restricted subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions outlined in the Indenture. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Property Transaction Notes to be immediately due and payable.
Upon closing of the transaction, the Issuers intend to pay all outstanding amounts under the senior secured term loan of PHWLV, LLC.
Registration Rights Agreement
In connection with the issuance of the CEOC-CGP LLC Property Transaction Notes, the Issuers agreed to use their commercially reasonable efforts to register with the Securities and Exchange Commission notes having substantially identical terms as the CEOC-CGP LLC Property Transaction Notes on or prior to 365 days after the issue date of the CEOC-CGP LLC Property Transaction Notes, and effect and exchange of the CEOC-CGP LLC Property Transaction Notes for the newly registered notes.
If the Issuers fail to meet the targets for the registration and exchange of notes, the annual interest rate on the CEOC-CGP LLC Property Transaction Notes will increase by 0.25%. The annual interest rate on the CEOC-CGP LLC Property Transaction Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year. If the registration default is corrected, the interest rate of the CEOC-CGP LLC Property Transaction Notes will revert to the original level.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Property and Equipment, net

(In millions)	March 31, 2014	December 31, 2013
Land and land improvements	$6,273.3	$6,266.8
Buildings, riverboats, and improvements	6,610.0	6,668.1
Furniture, fixtures, and equipment	2,244.4	2,297.7
Construction in progress	1,099.4	824.6
	16,227.1	16,057.2
Less: accumulated depreciation	(2,879.2)	(2,819.3)
	$13,347.9	$13,237.9
Depreciation expense is included in depreciation and amortization, corporate expense, and income from discontinued operations, and was as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Depreciation expense	$129.0	$163.5
Tangible Asset Impairments
Tunica, Mississippi
During the three months ended March 31, 2014, due to our announced plans to permanently close the Harrah’s Tunica casino, we recorded tangible asset impairment charges of $66.8 million.
Note 7 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of January 1	$730.0	$3,063.3	$2,757.7
Additions	49.9	13.8	—
Impairments	(1.6)	—	(29.3)
Amortization	(33.0)	—	—
Disposals	—	—	—
Other	(7.8)	0.3	(3.9)
Balance as of March 31	$737.5	$3,077.4	$2,724.5
During the three months ended March 31, 2014, as a result of a reduction in our changes in financial projections, we recorded impairment charges of $30.9 million primarily related to certain gaming rights classified as non-amortizing intangible assets. During the three months ended March 31, 2013, we recorded impairment charges of $20.0 million related to certain gaming rights.
We determine the estimated fair values of our non-amortizing intangible assets by primarily using the Relief from Royalty Method and Excess Earnings Method under the income approach.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2014				December 31, 2013
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.9	$1,265.6	$(667.3)	$598.3	$1,268.1	$(645.5)	$622.6
Contract rights	3.6	85.7	(80.1)	5.6	97.6	(79.4)	18.2
Developed technology	2.6	188.2	(83.8)	104.4	138.3	(76.5)	61.8
Gaming rights	10.5	42.8	(16.1)	26.7	42.8	(15.4)	27.4
Trademarks	0.8	3.8	(1.3)	2.5	—	—	—
		$1,586.1	$(848.6)	737.5	$1,546.8	$(816.8)	730.0
Non-amortizing intangible assets
Gaming rights				1,130.8			1,159.5
Trademarks				1,593.7			1,598.2
				2,724.5			2,757.7
Total intangible assets other than goodwill				$3,462.0			$3,487.7

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 8—Debt
The following table presents our outstanding debt from a consolidated viewpoint. Accordingly, debt owed between consolidated entities is not considered outstanding, and therefore, is not presented in the table below. See footnotes 4 and 7 to this table for greater detail.

Detail of Debt (Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
		March 31, 2014			December 31, 2013
CEOC Debt
Credit Facilities (1)
Term Loans B1 - B3	2015	3.23% - 3.24%	$29.0	$29.0	$29.0
Term Loan B4	2016	9.50%	957.3	946.3	948.1
Term Loan B5	2018	4.49%	991.9	989.5	989.3
Term Loan B6 (5)	2018	5.49%	2,431.9	2,401.7	2,399.9
Secured Debt
Senior Secured Notes (1)	2017	11.25%	2,095.0	2,068.0	2,066.4
Senior Secured Notes (1)	2020	8.50%	1,250.0	1,250.0	1,250.0
Senior Secured Notes (1)	2020	9.00%	3,000.0	2,955.9	2,954.5
Second-Priority Senior Secured Notes (1)	2018	12.75%	750.0	744.2	743.9
Second-Priority Senior Secured Notes (1)	2018	10.00%	4,528.1	2,484.6	2,433.2
Second-Priority Senior Secured Notes (1)	2015	10.00%	214.8	191.1	187.7
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	330.0
Bill's Gamblin' Hall & Saloon ("Bill's") Credit Facility (6)	2019	11.00%	185.0	179.9	179.8
Capitalized Lease Obligations	to 2017	various	22.2	22.2	16.7
Subsidiary-Guaranteed Debt (2)
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.50%	11.5	11.5	10.9
Unsecured Senior Debt (1)
5.625%	2015	5.625%	364.4	334.2	328.3
6.5%	2016	6.50%	248.7	215.8	212.6
5.75%	2017	5.75%	147.9	116.7	115.0
Floating Rate Contingent Convertible Senior Notes	2024	0.25%	0.2	0.2	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	62.9	62.9	62.9
Other	2016	0.00% - 6.00%	43.4	43.4	45.9
Total CEOC Debt (4)			18,142.8	15,855.7	15,782.9

CERP Debt
Secured Debt
CERP Senior Secured Loan (3)	2020	7.00%	2,493.8	2,445.0	2,449.7
CERP First Lien Notes (3)	2020	8.00%	1,000.0	993.9	993.7
CERP Second Lien Notes (3)	2021	11.00%	1,150.0	1,141.0	1,140.8
Capitalized Lease Obligations	to 2017	various	13.7	13.7	5.4
Other Unsecured Borrowings
Other	2016	0.00% - 6.00%	20.0	20.0	21.3
Total CERP Debt			4,677.5	4,613.6	4,610.9

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGP LLC Debt (7)
Secured Debt
PHW Las Vegas Senior Secured Loan	2015	3.01%	485.1	454.1	456.1
Baltimore Credit Facility	2020	8.25%	225.0	214.8	214.5
Capitalized Lease Obligations	to 2017	various	0.1	0.1	0.1
Other Unsecured Borrowing
Other	2014 - 2018	various	51.1	51.1	51.0
Total CGP LLC Debt			761.3	720.1	721.7

Caesars Entertainment Other Unsecured Borrowing	2014	2.99%	2.1	2.1	—

Total Debt			23,583.7	21,191.5	21,115.5
Current Portion of Long-Term Debt			(197.2)	(197.2)	(197.1)
Long-Term Debt			$23,386.5	$20,994.3	$20,918.4
___________________

(1)	Guaranteed by Caesars Entertainment.

(2)	Guaranteed by Caesars Entertainment and certain wholly owned subsidiaries of CEOC.

(3)	Guaranteed by Caesars Entertainment Resort Properties and its subsidiaries.

(4)
$1,146.8 million face value of debt issued by CEOC is held by other consolidated entities, substantially all of which is held by CGP LLC. Accordingly, such debt is not considered outstanding in the above presentation.

(5)	The Term B-6 Loans have a springing maturity to April 14, 2017 if more than $250.0 million of CEOC's 11.25% senior secured notes due 2017 remain outstanding on April 14, 2017.

(6)
During the three months ended March 31, 2014, the Company announced the agreement to sell the property to CGP LLC. As part of this transaction, CGP LLC will assume this debt. See Note 5, "Property Transaction with CGP LLC and Related Financing".

(7)
As of March 31, 2014 and December 31, 2013, under the CGP LLC structure, CIE has $39.8 million drawn under a revolver arrangement with Caesars Entertainment. Accordingly, such debt is eliminated in consolidation.

As of March 31, 2014 and December 31, 2013, book values of debt are presented net of unamortized discounts of $2,392.2 million and $2,473.8 million, respectively.
As of March 31, 2014, the Company’s outstanding debt had a fair value of $19,840.7 million and had a carrying value of $21,191.5 million. The fair value of the debt has been calculated based on the borrowing rates available as of March 31, 2014, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. The fair value of our debt is classified within level 1 and level 2 in the fair value hierarchy.
Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2014 primarily includes $29.0 million of CEOC senior secured term loans maturing on January 28, 2015, $18.6 million of CEOC required interim principal payments on senior secured term loans, $43.5 million of CEOC 10.0% second-priority senior secured notes due 2018, $31.6 million of CEOC 10.0% second-priority senior secured notes due 2015, and $25.0 million of CERP senior secured loan. The current portion of long-term debt also includes required interim principal payments on the special improvement district bonds, other unsecured borrowings and capitalized lease obligations.
The current portion of long-term debt as of December 31, 2013 included required principal payments of $43.5 million of CEOC 10.0% second-priority senior secured notes due 2018, $31.6 million of CEOC 10.0% second-priority senior secured notes due 2015, $25.0 million of CERP senior secured loan, and CIE non-interest bearing convertible promissory notes totaling $47.7 million, under the CGP LLC structure.
CEOC Debt
CEOC Credit Facilities Activity
As of March 31, 2014, CEOC's Credit Facilities provide for senior secured financing of up to $4,516.2 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $4,410.1 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106.1 million maturing on January 28, 2017, including both a letter of credit

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities currently require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of March 31, 2014, the senior secured term loans are comprised of $29.0 million maturing on January 28, 2015, $957.3 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018. As of March 31, 2014, $96.3 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $9.8 million of additional borrowing capacity was available to the Company under its revolving credit facility as of March 31, 2014.
CEOC Notes Activity
Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed-rate debt, have semi-annual interest payments.
Restrictive Covenants and Other Matters
Under CEOC's Credit Facilities, we are required to satisfy and maintain specified financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Specifically, the CEOC Credit Facilities require CEOC to maintain an SSLR of no more than 4.75 to 1.0, which is the ratio of CEOC's senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes up to $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted CEOC cash on hand which was $2,937.3 million as of March 31, 2014, after giving effect to the transaction described in Note 5, "Property Transaction with CGP LLC and Related Financing". We recently announced tender offers for our 2015 debt maturities and certain anticipated bank transactions, that, if completed would allow us to refinance all of our existing indebtedness that matures in 2015. See Note 19, "Subsequent Events - Announced Tender Offers" and "Subsequent Events - Bank Transactions," for more information on the impact recent events may have on debt covenants, liquidity and debt maturities.
As described more fully in Note 5, "Property Transaction with CGP LLC and Related Financing", we announced in the first quarter of 2014 that CGP LLC will acquire certain assets from CEOC for $2,000.0 million in cash, minus assumed debt and closing adjustments. The net cash proceeds impact the calculation of the senior secured leverage ratio ("SSLR") covenant on a pro forma basis in the quarter ended March 31, 2014 (see Note 19, "Subsequent Events - Amendment to Transaction Agreement") as the SSLR calculations give effect to the cash to be received and the reduction to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted for the properties sold. In addition, the SSLR calculation going forward will be impacted to the extent the proceeds reduce first lien debt or increase CEOC cash. After giving effect to both the first and second closing of this transaction, as of March 31, 2014, CEOC's SSLR was 3.73 to 1.0. The first closing was completed on May 5, 2014 and included proceeds to CEOC of $1,340.0 million, minus assumed debt and other closing adjustments, for the sale of the Nevada Properties (as defined herein).
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
While we were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures, as of March 31, 2014, in order to comply with the quarterly SSLR covenant under the CEOC Credit Facility in the future, we will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to consumer spending and confidence generally and spending by consumers for gaming and other entertainment activities, (b) our ability to effect cost savings initiatives, (c) asset sales, (d) issuing additional secured or unsecured debt, or project financing, (e) reducing net debt through open market purchases, privately negotiated transactions, redemptions, tender offers or exchanges, (f) equity issuances, (g) reductions in capital expenditures spending, or (h) a combination thereof.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Caesars Entertainment is not bound by any financial or negative covenants contained in CEOC’s credit agreement, other than with respect to the incurrence of liens on and the pledge of its stock of CEOC.
CERP Debt
CERP Financing
On October 11, 2013, we formed CERP from the prior CMBS financing structure assets plus the addition of the LINQ and Octavius Tower at Caesars Palace ("Octavius Tower") acquired from CEOC, and (i) completed the offering of $1,000.0 million aggregate principal amount of their 8.0% first-priority senior secured notes due 2020 and $1,150.0 million aggregate principal amount of their 11.0% second-priority senior secured notes due 2021 (together with the 8.0% first-priority senior secured notes due 2020, the "CERP Notes") and (ii) entered into a first lien credit agreement governing their new $2,769.5 million senior secured credit facilities, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million (the "CERP Term Loans") and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million. We refer to this new borrowing structure as CERP and the refinancing transaction as "CERP Financing". The CERP Term Loans require scheduled quarterly payments of $6.3 million, with the balance due at maturity.
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
The CERP Term Loans contain certain customary affirmative covenants. In addition to such affirmative covenants, the agreement also contains negative covenants, subject to certain exceptions, that restrict or limit the ability of CERP to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into certain sale and leaseback transactions; (iv) make certain investments; (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vi) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; and (vii) enter into certain transactions with affiliates. This agreement requires CERP to maintain a senior secured leverage ratio of no more than 8.0 to 1.0, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CERP Adjusted EBITDA"), for a test period. As of March 31, 2014, CERP's SSLR was 5.44 to 1.0.
CGP LLC Debt
PHW Las Vegas, LLC Senior Secured Loan
All amounts then outstanding under the senior secured term loan of PHWLV, LLC are expected to be repaid in full as part of the transaction described in Note 5, "Property Transaction with CGP LLC and Related Financing."
CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $47.7 million. The promissory notes are convertible into approximately 8,913 shares of CIE common stock. The notes are due June 2014.
Note 9 — Derivative Instruments
Derivative Instruments – Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2014, we had eight interest rate swap agreements outstanding with notional amounts totaling $5,750.0 million that were not designated as accounting hedges. These interest rate swaps reset monthly or quarterly and expire on January 25, 2015. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Changes in the fair value of the swap agreements are recognized in interest expense.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Derivative Instruments – Interest Rate Cap Agreements
We have an interest rate cap agreement to partially hedge the risk of future increases in the variable rate of the CERP Financing. In February 2013, we entered into an interest rate cap agreement with $4,664.1 million notional amount at a LIBOR cap rate of 4.5% and which terminates February 13, 2015. This is not designated as a hedge for accounting purposes and as a result, changes in fair value of the interest rate cap are recognized in interest expense.
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
Derivative Instruments – Impact on Consolidated Condensed Financial Statements
None of our derivative instruments are offset, and the fair values of assets and liabilities are recognized in the Consolidated Condensed Balance Sheets. As of March 31, 2014 and December 31, 2013, none of our derivative instruments were designated as accounting hedges.
Fair Value of Derivative Instruments

(In millions)		Asset Derivatives		Liability Derivatives
		Fair Value		Fair Value
Derivatives instruments	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—	$(130.8)	$—
Interest rate swaps	Deferred credits and other	—	—	—	(165.9)
Interest rate caps	Deferred charges and other	*	*	—	—
Total		$—	$—	$(130.8)	$(165.9)
___________________

*	Amount rounds to zero.
Effect of Derivative Instruments on Net Loss and Comprehensive Loss

(In millions)		Three Months Ended March 31,
Derivatives designated as hedging instruments	Location of Loss Recognized in Net Loss	2014	2013
Amount of loss reclassified from AOCL into net loss (effective portion)	Interest expense	$—	$3.9
Effect of Non-designated Derivative Instruments on Net Loss

(In millions)		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of Loss Recognized in Net Loss	2014	2013
Net periodic cash settlements and accrued interest (1)	Interest expense	$43.4	$42.2
Total expense related to derivatives	Interest expense	8.4	21.2

(1)	The derivative settlements under the terms of the interest rate swap agreements are recognized as interest expense and are paid monthly or quarterly.
Note 10 — Stockholders' Equity and Loss Per Share
Common Stock
In March 2012, the Company filed a registration statement with the SEC, to sell shares of common stock, up to a maximum aggregate offering price of $500.0 million. In April 2012, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC whereby the Company may issue and sell up to 10.0 million shares of the Company's common stock from time to time. There were no shares issued during the three months ended March 31, 2014 and 2013. As of March 31, 2014, a total of 1,070,493 shares had been issued for total proceeds of $15.6 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Pursuant to an underwriting agreement entered into on March 27, 2014, between Caesars and Citigroup Global Markets Inc., Caesars sold 7.0 million shares of the Company's common stock, at a price of $19.40 per share for total proceeds of $135.8 million (before expenses). The offering closed on April 2, 2014.
Noncontrolling Interests
In February 2014, CGP LLC's joint venture, CR Baltimore Holdings ("CRBH"), sold a portion of its interest in CBAC Gaming, LLC, the entity which owns a majority of the interests in the Horseshoe Baltimore joint venture to Caves Valley Partners, an existing joint venture partner. CGP LLC received $12.8 million of the proceeds from the sale. The sale reduced CRBH's ownership from 51.8% to 41.4%.
Earnings/(Loss) Per Share
Basic loss per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and loss from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the three months ended March 31, 2014 and 2013, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted loss per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.
The following table shows the number of shares which were excluded from the computation of diluted loss per share as they were anti-dilutive:

	Three Months Ended March 31,
(In millions)	2014	2013
Stock options	4.5	2.4
Restricted stock units	1.4	—
Warrants	0.4	0.4
Total anti-dilutive potential common shares	6.3	2.8
Reclassifications out of Accumulated Other Comprehensive Loss
We reclassified immaterial amounts from AOCL into operating expense during the three months ended March 31, 2014. During the three months ended March 31, 2013, we reclassified $4.1 million from AOCL to expense within write-downs, reserves, and project opening costs, net of recoveries and $2.2 million from AOCL to loss/(income) from discontinued operations. In addition, we reclassified $2.5 million from AOCL as an increase to interest expense.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated retail value of such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2014	2013
Food and Beverage	$164.8	$159.4
Rooms	109.9	110.6
Other	23.9	23.6
	$298.6	$293.6
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2014	2013
Food and Beverage	$121.8	$113.2
Rooms	44.5	44.2
Other	13.8	12.3
	$180.1	$169.7
Note 12 — Write-downs, Reserves, and Project Opening Costs, net of Recoveries

	Three Months Ended March 31,
(In millions)	2014	2013
Remediation costs	$3.9	$12.1
Divestitures and abandonments	8.5	1.8
Project opening costs	13.2	1.7
Other	(1.6)	5.1
Total write-downs, reserves, and project opening costs, net of recoveries	$24.0	$20.7
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
Divestitures and abandonments include losses on divested or abandoned assets, demolition costs and costs associated with various projects that are determined to no longer be viable. Costs incurred during the three months ended March 31, 2014 primarily relate to lease exit costs.
Project opening costs represents costs associated exclusively with opening a new property or project.
Other includes contingent liability reserves and other recoveries.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 13 — Income Taxes
Income Tax Allocation

	Three Months Ended March 31,
(In millions)	2014	2013
Income tax benefit/(provision) applicable to:
Loss from continuing operations, before income taxes	$154.5	$290.2
Discontinued operations	—	2.8
Accumulated other comprehensive loss	(0.1)	(1.5)
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Due to recent impairments and ongoing losses from continuing operations, we project that future reversals of taxable temporary differences are no longer sufficient to provide adequate taxable income to realize our deferred tax assets. As such, we have established a valuation allowance against the federal deferred tax assets that are not projected to be realizable.
The effective tax rate for the three months ended March 31, 2014 and 2013 was 29.6% and 62.4%, respectively. The effective tax rate benefit in the first quarter of 2014 was unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations which were not tax benefitted, partially offset by a tax benefit from the reversal of uncertain state tax positions.  The effective tax rate benefit in the first quarter of 2013 was favorably impacted by the tax benefits from a capital loss resulting from a tax election made for U.S. federal income tax purposes.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 14 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Investments	$95.3	$95.3	$—	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(130.8)	—	(130.8)	—

December 31, 2013
Assets:
Investments	$91.7	$91.7	$—	$—
Derivative instruments	*	—	*	—
Liabilities:
Derivative instruments	(165.9)	—	(165.9)	—
___________________

*	Amount rounds to zero

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Investments
Investments consist of equity and debt securities with maturity dates of greater than three months from the date of purchase. The majority of these securities are traded in active markets, have readily determined market values, and use Level 1 inputs. Securities for which there are not active markets or the market values are not readily determinable are valued using Level 2 inputs. All of these investments are included in either prepayments and other current assets or deferred charges and other in our Consolidated Condensed Balance Sheets. The following table shows our investments by type:

(In millions)	March 31, 2014	December 31, 2013
Equity securities	$14.7	$19.6
Government bonds	80.6	72.1
Total investments	$95.3	$91.7
Gross unrealized gains and losses on marketable securities at March 31, 2014 and December 31, 2013 were not material.
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
Items Measured at Fair Value on a Non-recurring Basis
The following table shows the fair value of our assets and liabilities that are required to be measured at fair value as of March 31, 2014 and the total adjustments recorded on these items during the three months ended March 31, 2014:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Adjustments Loss/(Gain)
Intangible and tangible assets	$81.4	$—	$—	$81.4	$97.1
Contingent earnout liabilities	97.3	—	—	97.3	0.7
Market and income approaches were used to value the intangible and tangible assets. Inputs included an expected range of market values, probability estimated by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate.
The contingent earnout liabilities primarily relate to the CIE acquisitions of Buffalo Studios and Pacific Interactive.
Note 15 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Contractual Commitments
As of March 31, 2014, our estimated interest payments for the rest of the year ended December 31, 2014 are $1,793.9 million, for the years ended December 31, 2015 through 2018 are $2,043.9 million, $1,977.8 million, $1,785.2 million, and $1,436.9 million, respectively, and our estimated interest payments thereafter are $1,644.9 million. See Note 8, "Debt."
As of March 31, 2014, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2013 10-K.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contingent Liabilities
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation ("Hilton") spun-off its gaming operations as Park Place Entertainment Corporation ("Park Place"). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the "Allocation Agreement") whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the "Hilton Plan") based on the accrued benefits of Hilton employees and Park Place employees. CEOC is the ultimate successor to this Allocation Agreement. In 2013, a lawsuit was settled related to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, we received a letter from Hilton, notifying us of a lawsuit related to the Hilton Plan which alleged that we had potential liability for the additional claims under the terms of the Allocation Agreement. Based on conversations between our representative and a representative of the defendants, we recorded a charge of $25.0 million representing our allocated share of the total damages estimate in accordance with FASB Codification Topic 450, Contingencies, during the second quarter 2010.
In December 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter. We were subsequently informed that our obligation under the Allocation Agreement was approximately $53.5 million, and that approximately $18.5 million relates to contributions for historical periods and approximately $35.0 million relates to estimated future contributions. We are currently assessing the information supporting Hilton’s calculation of total amounts due under the Allocation Agreement; however, because we have not been able to adequately assess the underlying details supporting Hilton's claimed amounts, we have not been able to revise our estimate. We cannot currently predict the ultimate outcome of this matter, but we continue to believe that we may have various defenses against such claims, including defenses as to the amount of liabilities.
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
Bondholder Communications
On March 21, 2014, CEC, CEOC, CERP, Caesars Acquisition Company ("CAC"), and CGP LLC received a letter (the “March 21 Letter”) from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provides for the asset transfers from subsidiaries of CEOC to CGP LLC of Planet Hollywood Las Vegas and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Linq that was consummated in 2013; and (c) the contemplated transfers by CEOC to CGP LLC of the Properties. The March 21 Letter does not identify the holders or specify the amount of Second-Priority Secured Notes of CEOC or other securities that they may hold. The March 21 Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The March 21 Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable. CEC strongly believes there is no merit to the March 21 Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.
On April 3, 2014, a letter was sent to CEC, the Board of Directors of CEC (the “CEC Board”) and the Board of Directors of CEOC (the “CEOC Board” and, together with the CEC Board, the “Boards”) (the “April 3 Letter”) by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first priority senior secured notes (collectively, the “First Lien Group”), alleging, among other things, that CEC and CEOC improperly

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

transferred or seek to transfer assets of CEC and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by CEC and its subsidiaries to CGP LLC of CIE and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Linq that was consummated in 2013 ((a) and (b) collectively, the “2013 Transactions”); and (c) the contemplated transfers by CEOC to CGP LLC of the Properties and formation of a new services joint venture between CEOC, CERP and CGP LLC to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the “Contemplated Transaction”). The April 3 Letter asserts that the consideration provided by CGP LLC and CERP in connection with the 2013 Transactions and the Contemplated Transaction is inadequate and that CEC and CEOC were insolvent at the time the transactions were approved. The April 3 Letter claims that the First Lien Group consists of institutions that collectively hold in excess of $1.85 billion of CEOC’s first lien debt and that holders of an additional $880 million of CEOC’s first lien debt endorse and support the April 3 Letter. The April 3 Letter alleges, among other things, that these transactions represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The April 3 Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable, and requests a meeting with representatives of CEC and other parties to discuss these matters. CEC strongly believes there is no merit to the April 3 Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.
Self-Insurance
We are self-insured for various levels of workers’ compensation, property and general liability, employee medical coverage, and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. As of March 31, 2014 and December 31, 2013, we had total self-insurance liability accruals of $214.4 million and $208.2 million, respectively.
Note 16 — Supplemental Cash Flow Information
Reconciliation of Cash Paid for Interest

	Three Months Ended March 31,
(In millions)	2014	2013
Interest expense	$592.3	$574.7
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	(116.6)	(160.4)
Amortization of deferred finance charges	(9.6)	(16.0)
Net amortization of discounts and premiums	(81.0)	(70.7)
Amortization of accumulated other comprehensive loss	—	(4.2)
Rollover of PIK interest to principal	(0.6)	(0.6)
Change in derivative instruments due to cash settlements	35.1	21.0
Cash paid for interest	$419.6	$343.8
Note 17 — Stock-Based Compensation
Our stock-based compensation expense consists primarily of time-based and performance based stock options, restricted stock units and restricted stock awards that have been granted to management, other personnel and key service providers.
Stock-Based Compensation Expense

	Three Months Ended March 31,
(In millions)	2014	2013
Amounts included in:
Corporate expense	$6.8	$0.7
Property, general, administrative, and other	19.6	2.9
Total stock-based compensation expense	$26.4	$3.6

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During the three months ended March 31, 2014 and 2013, the Company recorded $18.3 million and $1.3 million, respectively, of expense related to stock-based awards of its subsidiaries, of which $16.4 million and $0.5 million, respectively, related to liability-classified awards that are re-measured to fair value at each reporting date, and $1.9 million and $0.8 million, respectively, related to equity-classified awards that are measured at their fair value at the date of grant.
Stock Option Activity

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	8,463,811	$12.09
Granted	—	—
Exercised	(77,527)	11.53
Forfeited	(16,784)	8.89
Expired	(3,830)	14.73
Outstanding at March 31, 2014	8,365,670	$12.08
Vested and expected to vest at March 31, 2014	8,033,454	$11.89
Exercisable at March 31, 2014	2,966,899	$14.02
Restricted Stock Unit Activity

	Units	Fair Value
Outstanding as of December 31, 2013	1,503,534	$13.74
Granted	1,104	23.03
Canceled	(14,232)	13.75
Vested	(371,151)	13.71
Outstanding as of March 31, 2014	1,119,255	$13.76
In addition to the restricted stock unit ("RSU") activity presented above, during the three months ended March 31, 2014 there were 388 RSUs granted relating to a consolidated entity with a weighted-average grant date fair value per RSU of $8,500. As of March 31, 2014, there were 8,324 RSUs outstanding relating to a consolidated entity with a weighted-average grant date fair value per RSU of $4,051.
Restricted Common Stock Awards
For the year ended December 31, 2012, the Company granted 50,000 shares of restricted common stock to an executive officer of the Company under the Company's 2012 Incentive Plan. The restricted common stock vests annually in equal amounts over two years. As of March 31, 2014 and December 31, 2013, 25,000 shares of restricted common stock were outstanding, respectively. For the three months ended March 31, 2014 and 2013, there were no shares of restricted common stock granted.
Note 18 — Related Party Transactions
Caesars Entertainment has a services agreement with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the "Sponsors"), relating to the provision of financial and strategic advisory services and consulting services. We pay a monitoring fee for management services and reimburse the Sponsors for expenses they incur related to these management services. The fees paid to the Sponsors are included in corporate expense. Due to attaining certain cost savings measures during the fourth quarter of 2013, the Sponsors granted a waiver of the monitoring fee due for the first quarter of 2014. The fees for the three months ended March 31, 2013 were $7.5 million.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 19 — Subsequent Events
As disclosed in greater detail in CEC’s Current Report on Form 8-K filed on May 6, 2014 with the Securities and Exchange Commission, and as amended on May 8, 2014, as part of its continued focus on its capital structure, Caesars, certain of its direct and indirect subsidiaries, including CEOC, and CGP LLC entered into several agreements and transactions or proposed transactions subsequent to March 31, 2014. The following is a summary of those subsequent events.
Amendment to Transaction Agreement
On May 5, 2014, Caesars, CAC, CGP LLC, and CEOC and certain of those entities' subsidiaries amended the definitive agreement governing the CEOC-CGP LLC Property Transaction, as described in Note 5, "Property Transaction with CGP LLC and Related Financing." Pursuant to the terms of the amended agreement, CGP LLC acquired the Nevada Properties and 50% of the ongoing management fees and any termination fees payable under the property management agreements from CEOC for an aggregate purchase price of $1,340.0 million, minus assumed debt and other closing adjustments. Pursuant to the terms of the amended agreement, CGP LLC also agreed to acquire from CEOC Harrah’s New Orleans, subject to obtaining the approval from the Louisiana Gaming Control Board to purchase such property and 50% of the ongoing management fees and any termination fees payable under the Property Management Agreement to be entered between a Property Manager for an aggregate purchase price of $660.0 million, minus outstanding debt to be assumed in a second closing and other closing adjustments.
The CEOC-CGP LLC Property Transaction Credit Agreement ("Term Facility")
On May 6, 2014, CGP LLC funded the purchase price of the first closing of the CEOC-CGP LLC Property Transaction with cash on hand and the proceeds of $700.0 million of term loan financing obtained by Caesars Growth Properties Holdings, LLC, an indirect subsidiary of CGP LLC. This term loan matures on May 5, 2015, with a borrower option to extend the initial maturity date for one additional year in exchange for a fee. Repayment in full is required upon the second closing and the release of certain indebtedness required to fund such acquisition from escrow.
Borrowings under the Term Facility bear interest at a rate equal to either (a) a LIBOR-adjusted rate, subject to a floor of 1.00% or (b) a base rate determined by reference to the highest of various benchmark rates, as adjusted and plus an applicable margin. CGP LLC and the material, domestic wholly owned subsidiaries of the borrower (subject to exceptions) have guaranteed the amounts borrowed. The amounts borrowed are secured by substantially all of the existing and future property and assets of the borrower and the guarantors (other than Parent, whose guarantee is unsecured), including pledges of certain capital stock of direct and indirect subsidiaries of CGP LLC.
The Term Facility requires the borrower to prepay outstanding term loans, subject to certain exceptions and conditions, with 50% (subject to certain adjustments) of the borrower’s annual excess cash flow, 100% of the net cash proceeds of certain asset sales or dispositions, and 100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Term Facility.
Bally’s Las Vegas and The Quad were mortgaged under the Term Facility. The Cromwell was not be mortgaged but the Term Facility is secured by an indirect pledge of the equity interests of the subsidiary of the borrower that holds The Cromwell.
The Term Facility contains various requirements, including the requirement of the Borrower to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or making certain restricted payments. In addition, the Term Facility includes customary negative covenants, subject to exceptions, restricting or limiting the borrower’s ability and the ability of its restricted subsidiaries to take certain actions.
Sale of CEOC Common Stock
On May 5, 2014, Caesars Entertainment completed the sale of 68.1 shares of CEOC’s unregistered common stock to certain qualified institutional buyers. Caesars Entertainment received an aggregate purchase price of $6.15 million for the CEOC shares. The CEOC shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. As of May 5, 2014, after giving effect to this sale, Caesars Entertainment owns approximately 95% of CEOC's common stock. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released. CEOC did not incur any expenses in connection with, and will not receive any proceeds from, this sale. Caesars Entertainment intends to use the net proceeds from the sale for general corporate purposes.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Announced Tender Offers
On May 6, 2014, Caesars Entertainment announced that CEOC will launch cash tender offers for any and all of the $791.8 million face value of its 5.625% Senior Notes due 2015 and any and all of the $214.8 million face value of its 10.00% Second-Priority Senior Secured Notes due 2015, subject to financing and other conditions. In addition, CEOC has entered into note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC to purchase $746.4 million in aggregate principal amount of the 5.625% Senior Notes for $782.8 million, and $108.7 million in aggregate principal amount of the 10.00% Senior Secured Notes for $111.1 million. The closing of these purchases is conditioned upon, among other things, CEOC receiving sufficient amount of net cash proceeds from the issuance of the Incremental Term Loans (as defined below) to refinance all of its existing indebtedness that matures in 2015. In addition, in respect of the purchase of notes held by a subsidiary of CGP LLC, CGP LLC has agreed to reinvest all of the proceeds received from such purchase in the Incremental Term Loans, as defined below.
Bank Transactions
On May 6, 2014, CEOC announced that it is seeking to raise $1,750 million of new incremental term loans (the "Incremental Term Loans") under its senior secured credit facilities, with an anticipated maturity of March 1, 2017. We anticipate $1,450 million (subject to certain adjustments) of the Incremental Term Loans to be incurred prior to the effectiveness of the Bank Amendment (referred to below), and certain institutions have indicated a willingness to backstop a portion of the Incremental Term Loans. If the Bank Amendment is successful, CEOC intends to incur an additional $300 million (subject to certain adjustments) of the Incremental Term Loans. CEOC intends to use the net cash proceeds from the Incremental Term Loans to refinance its existing indebtedness that matures in 2015 and existing term loans. Lenders providing the initial $1,450 million of the Incremental Term Loans will support the proposed Bank Amendment described below.
CEOC also announced its intent to seek amendments to its senior secured credit facilities which would, if amended provide for the following (collectively, the "Bank Amendment"):

(i)	modify the financial maintenance covenant to increase the leverage ratio level;

(ii)	exclude the Incremental Term Loans incurred after March 31, 2014 from the definition of "Senior Secured Leverage Ratio" for purposes of such covenant;

(iii)
modify CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment; and

(iv)	modify certain other provisions of the senior secured credit facilities.
In addition, CEOC intends to repay up to $400 million of outstanding term loans held by consenting lenders at par if the Bank Amendment is successful. The proposed Bank Amendment is subject to required regulatory approvals and market and other conditions, including applicable lenders’ consent, and may not occur as described in this report or at all.
Note 20 — Condensed Consolidating Financial Information of Guarantors and Issuers
CEOC is the issuer of certain registered debt securities, a portion of which is guaranteed by Caesars Entertainment ("Parent-Only Guaranteed Debt") and a portion of which is guaranteed by both Caesars Entertainment and certain wholly owned subsidiaries of CEOC ("Parent and Subsidiary Guaranteed Debt"). The table below presents the condensed consolidating financial information relevant to these two guarantee structures as of March 31, 2014, and December 31, 2013, and for the three months ended March 31, 2014 and 2013. The CEC (parent guarantor), subsidiary issuer, and subsidiary non-guarantors of parent-only guaranteed debt columns represent the information related to the Parent-Only Guaranteed Debt structure. The CEC (parent guarantor), subsidiary issuer, subsidiary guarantors of parent and subsidiary guaranteed debt, and subsidiary non-guarantors of parent and subsidiary guaranteed debt columns represent the information related to the Parent and Subsidiary Guaranteed Debt structure.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors; therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented. On May 6, 2014, we announced the sale of five percent of CEOC common stock to certain qualified institutional buyers. Upon completion of this sale, the automatic release of Caesars Entertainment Corporation’s parent guarantee of subsidiary issued debt was triggered in accordance with the applicable bond indentures. See Note 19, "Subsequent Events - Sale of CEOC Common Stock,” for more information.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2014
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$120.5	$773.8	$265.8	$1,323.3	$1,589.1	$—	$2,483.4
Restricted cash	30.5	—	1.0	33.1	34.1	—	64.6
Receivables, net of allowance for doubtful accounts	0.1	46.3	346.0	195.3	541.3	(9.1)	578.6
Deferred income taxes	—	—	118.0	4.6	122.6	(118.0)	4.6
Prepayments and other current assets	3.5	18.5	88.3	124.7	213.0	(2.4)	232.6
Inventories	—	0.5	26.9	15.6	42.5	—	43.0
Intercompany receivables	21.6	324.6	144.8	69.1	213.9	(560.1)	—
Total current assets	176.2	1,163.7	990.8	1,765.7	2,756.5	(689.6)	3,406.8
Property and equipment, net	—	206.4	6,916.6	6,228.4	13,145.0	(3.5)	13,347.9
Goodwill	—	—	1,260.2	1,817.2	3,077.4	—	3,077.4
Intangible assets other than goodwill	—	3.4	2,821.1	637.5	3,458.6	—	3,462.0
Investments in subsidiaries	—	6,967.5	228.8	1,001.2	1,230.0	(8,197.5)	—
Investments in and advances to non-consolidated affiliates	0.5	—	3.7	178.5	182.2	—	182.7
Restricted cash	20.0	—	—	245.3	245.3	—	265.3
Deferred income taxes	7.8	385.6	—	23.6	23.6	(403.5)	13.5
Deferred charges and other	—	276.8	153.6	278.4	432.0	(91.7)	617.1
Intercompany receivables	300.1	2,687.4	585.5	55.0	640.5	(3,628.0)	—
Assets held for sale	—	—	4.0	—	4.0	—	4.0
	$504.6	$11,690.8	$12,964.3	$12,230.8	$25,195.1	$(13,013.8)	$24,376.7
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$0.5	$121.3	$152.7	$214.2	$366.9	$—	$488.7
Interest payable	—	413.2	2.3	105.9	108.2	—	521.4
Accrued expenses and other current liabilities	—	299.0	404.9	617.9	1,022.8	(11.5)	1,310.3
Deferred income taxes	—	401.7	—	39.5	39.5	(118.0)	323.2
Current portion of long-term debt	2.1	123.4	28.2	43.5	71.7	—	197.2
Intercompany payables	0.6	26.4	317.1	216.0	533.1	(560.1)	—
Total current liabilities	3.2	1,385.0	905.2	1,237.0	2,142.2	(689.6)	2,840.8
Long-term debt	—	16,082.2	91.6	5,812.0	5,903.6	(991.5)	20,994.3
Accumulated losses of subsidiaries in excess of investment	3,957.7	—	—	—	—	(3,957.7)	—
Deferred credits and other	—	151.3	114.7	216.8	331.5	(86.6)	396.2
Deferred income taxes	—	8.5	1,586.9	1,192.9	2,779.8	(366.1)	2,422.2
Intercompany payables	55.0	260.4	2,472.7	839.9	3,312.6	(3,628.0)	—
	4,015.9	17,887.4	5,171.1	9,298.6	14,469.7	(9,719.5)	26,653.5
Total Caesars stockholders’ (deficit)/equity	(3,511.3)	(6,196.6)	7,793.2	1,706.8	9,500.0	(3,294.3)	(3,502.2)
Noncontrolling interests	—	—	—	1,225.4	1,225.4	—	1,225.4
Total (deficit)/equity	(3,511.3)	(6,196.6)	7,793.2	2,932.2	10,725.4	(3,294.3)	(2,276.8)
	$504.6	$11,690.8	$12,964.3	$12,230.8	$25,195.1	$(13,013.8)	$24,376.7

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$113.3	$996.4	$293.6	$1,367.9	$1,661.5	$—	$2,771.2
Restricted cash	30.5	—	1.0	56.0	57.0	—	87.5
Receivables, net	0.1	45.4	411.5	162.9	574.4	—	619.9
Deferred income taxes	—	—	113.8	8.7	122.5	(113.8)	8.7
Prepayments and other current assets	—	26.1	83.7	130.1	213.8	(2.5)	237.4
Inventories	—	0.3	28.4	16.9	45.3	—	45.6
Intercompany receivables	0.8	358.7	146.2	68.4	214.6	(574.1)	—
Total current assets	144.7	1,426.9	1,078.2	1,810.9	2,889.1	(690.4)	3,770.3
Property and equipment, net	—	204.9	6,980.1	6,056.4	13,036.5	(3.5)	13,237.9
Goodwill	—	—	1,260.2	1,803.1	3,063.3	—	3,063.3
Intangible assets other than goodwill	—	3.5	2,837.5	646.7	3,484.2	—	3,487.7
Investments in subsidiaries	—	8,712.1	258.1	958.1	1,216.2	(9,928.3)	—
Investments in and advances to non-consolidated affiliates	—	—	3.5	173.3	176.8	—	176.8
Restricted cash	20.0	—	—	316.8	316.8	—	336.8
Deferred charges and other	1.0	283.5	154.8	258.3	413.1	(93.4)	604.2
Deferred income taxes	7.8	254.7	—	11.3	11.3	(273.8)	—
Intercompany receivables	340.5	1,092.8	585.4	55.0	640.4	(2,073.7)	—
Assets held for sale	—	—	11.9	—	11.9	—	11.9
Total assets	$514.0	$11,978.4	$13,169.7	$12,089.9	$25,259.6	$(13,063.1)	$24,688.9
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$0.3	$101.0	$181.7	$159.7	$341.4	$—	$442.7
Accrued expenses and other current liabilities	3.8	187.5	486.6	536.9	1,023.5	(2.5)	1,212.3
Interest payable	—	282.4	1.4	105.7	107.1	—	389.5
Deferred income taxes	—	363.5	—	39.5	39.5	(113.8)	289.2
Current portion of long-term debt	—	86.0	23.6	87.5	111.1	—	197.1
Intercompany payables	5.3	9.6	317.3	241.9	559.2	(574.1)	—
Total current liabilities	9.4	1,030.0	1,010.6	1,171.2	2,181.8	(690.4)	2,530.8
Long-term debt	—	16,034.0	92.1	5,768.9	5,861.0	(976.6)	20,918.4
Accumulated losses of subsidiaries in excess of investment	3,582.1	—	—	—	—	(3,582.1)	—
Deferred credits and other	—	317.9	214.3	222.5	436.8	(87.2)	667.5
Deferred income taxes	—	14.6	1,552.2	1,176.1	2,728.3	(266.9)	2,476.0
Intercompany payables	55.0	285.4	871.2	862.1	1,733.3	(2,073.7)	—
Total liabilities	3,646.5	17,681.9	3,740.4	9,200.8	12,941.2	(7,676.9)	26,592.7
Total Caesars stockholders’ (deficit)/equity	(3,132.5)	(5,703.5)	9,429.3	1,670.9	11,100.2	(5,386.2)	(3,122.0)
Noncontrolling interests	—	—	—	1,218.2	1,218.2	—	1,218.2
Total (deficit)/equity	(3,132.5)	(5,703.5)	9,429.3	2,889.1	12,318.4	(5,386.2)	(1,903.8)
Total liabilities and stockholders' deficit	$514.0	$11,978.4	$13,169.7	$12,089.9	$25,259.6	$(13,063.1)	$24,688.9

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$11.2	$838.5	$515.1	$1,353.6	$—	$1,364.8
Food and beverage	—	3.2	209.2	172.6	381.8	—	385.0
Rooms	—	2.7	160.3	155.8	316.1	—	318.8
Management fees	—	—	10.8	5.9	16.7	(3.0)	13.7
Other	—	17.3	77.3	215.6	292.9	(55.0)	255.2
Reimbursable management costs		—	31.1	57.4	88.5	(26.1)	62.4
Less: casino promotional allowances	—	(3.6)	(176.6)	(118.4)	(295.0)	—	(298.6)
Net revenues	—	30.8	1,150.6	1,004.0	2,154.6	(84.1)	2,101.3
Operating expenses
Direct
Casino	—	9.1	518.5	298.0	816.5	—	825.6
Food and beverage	—	1.4	81.1	78.7	159.8	—	161.2
Rooms	—	0.6	39.3	42.6	81.9	—	82.5
Property, general, administrative, and other	—	5.9	269.9	322.8	592.7	(42.5)	556.1
Reimbursable management costs	—	—	31.1	57.4	88.5	(26.1)	62.4
Depreciation and amortization	—	1.2	67.5	54.1	121.6	—	122.8
Write-downs, reserves, and project opening costs, net of recoveries	—	1.6	7.5	15.2	22.7	(0.3)	24.0
Intangible and tangible asset impairment charges	—	—	84.4	16.4	100.8	—	100.8
Income on interests in non-consolidated affiliates	(0.5)	—	(0.2)	(3.1)	(3.3)	—	(3.8)
Loss/(income) on interests in subsidiaries	376.5	(30.9)	25.3	—	25.3	(370.9)	—
Corporate expense	0.9	34.1	14.5	16.1	30.6	(15.2)	50.4
Acquisition and integration costs	—	15.0	0.1	(0.1)	—	—	15.0
Amortization of intangible assets	—	0.1	14.6	18.3	32.9	—	33.0
Total operating expenses	376.9	38.1	1,153.6	916.4	2,070.0	(455.0)	2,030.0
(Loss)/income from operations	(376.9)	(7.3)	(3.0)	87.6	84.6	370.9	71.3
Interest expense	(0.6)	(514.1)	(15.5)	(118.0)	(133.5)	55.9	(592.3)
Loss on early extinguishments of debt	—	—	(0.1)	(0.6)	(0.7)	—	(0.7)
Other income, including interest income	3.1	13.0	4.7	52.8	57.5	(73.3)	0.3
(Loss)/income from continuing operations before income taxes	(374.4)	(508.4)	(13.9)	21.8	7.9	353.5	(521.4)
Benefit/(provision) for income taxes	(0.7)	95.9	53.3	(0.1)	53.2	6.1	154.5
Net (loss)/income from continuing operations, net of taxes	(375.1)	(412.5)	39.4	21.7	61.1	359.6	(366.9)
Discontinued operations
Loss from discontinued operations	—	—	—	(15.9)	(15.9)	—	(15.9)
Provision for income taxes	—	—	—		—	—	—
Income from discontinued operations, net of income taxes	—	—	—	(15.9)	(15.9)	—	(15.9)
Net (loss)/income	(375.1)	(412.5)	39.4	5.8	45.2	359.6	(382.8)
Less: net income attributable to noncontrolling interests	—	—	—	(3.6)	(3.6)	—	(3.6)
Net (loss)/income attributable to Caesars	(375.1)	(412.5)	39.4	2.2	41.6	359.6	(386.4)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	(6.6)	—	12.0	12.0	(9.9)	(4.5)
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	—	0.2	0.2	—	0.2
Comprehensive (loss)/income attributable to Caesars	$(375.1)	$(419.1)	$39.4	$14.4	$53.8	$349.7	$(390.7)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS)/INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Revenues
Casino	$—	$12.0	$914.5	$566.6	$1,481.1	$—	$1,493.1
Food and beverage	—	2.8	204.4	172.6	377.0	—	379.8
Rooms	—	3.3	149.2	135.7	284.9	—	288.2
Management fees	—	(1.7)	16.7	4.6	21.3	(8.9)	10.7
Other	—	13.3	81.6	153.8	235.4	(45.5)	203.2
Reimbursable management costs	—	—	7.8	51.9	59.7	—	59.7
Less: casino promotional allowances	—	(3.6)	(171.2)	(118.8)	(290.0)	—	(293.6)
Net revenues	—	26.1	1,203.0	966.4	2,169.4	(54.4)	2,141.1
Operating expenses
Direct
Casino	—	8.5	521.7	302.9	824.6	—	833.1
Food and beverage	—	1.3	85.2	78.6	163.8	—	165.1
Rooms	—	0.5	34.7	38.1	72.8	—	73.3
Property, general, administrative, and other	—	4.3	287.5	271.8	559.3	(43.1)	520.5
Reimbursable management costs	—	—	7.8	51.9	59.7	—	59.7
Depreciation and amortization	—	1.2	100.8	59.6	160.4	—	161.6
Write-downs, reserves, and project opening costs, net of recoveries	—	—	4.7	16.0	20.7	—	20.7
Intangible and tangible asset impairment charges	—	—	20.0	—	20.0	—	20.0
Loss on interests in non-consolidated affiliates	—	—	(0.1)	2.7	2.6	—	2.6
Loss/(income) on interests in subsidiaries	220.7	(131.7)	4.1	—	4.1	(93.1)	—
Corporate expense	1.7	30.3	1.7	13.8	15.5	(11.4)	36.1
Acquisition and integration costs	—	11.5	0.2	52.5	52.7	—	64.2
Amortization of intangible assets	—	0.2	22.1	19.1	41.2	—	41.4
Total operating expenses	222.4	(73.9)	1,090.4	907.0	1,997.4	(147.6)	1,998.3
(Loss)/income from operations	(222.4)	100.0	112.6	59.4	172.0	93.2	142.8
Interest expense	(0.6)	(515.1)	(14.7)	(101.6)	(116.3)	57.3	(574.7)
Loss on early extinguishments of debt	—	(29.4)	—	(7.3)	(7.3)	—	(36.7)
Other income, including interest income	12.6	17.2	5.1	44.0	49.1	(75.2)	3.7
(Loss)/income from continuing operations before income taxes	(210.4)	(427.3)	103.0	(5.5)	97.5	75.3	(464.9)
Benefit/(provision) for income taxes	(0.8)	204.7	67.7	15.2	82.9	3.4	290.2
(Loss)/income from continuing operations, net of income taxes	(211.2)	(222.6)	170.7	9.7	180.4	78.7	(174.7)
Discontinued operations
Income/(loss) from discontinued operations	—	—	(0.8)	(44.0)	(44.8)	—	(44.8)
(Provision)/benefit for income taxes	—	—	0.4	2.4	2.8	—	2.8
Income/(loss) from discontinued operations, net of income taxes	—	—	(0.4)	(41.6)	(42.0)	—	(42.0)
Net (loss)/income	(211.2)	(222.6)	170.3	(31.9)	138.4	78.7	(216.7)
Less: net income attributable to noncontrolling interests	—	—	—	(0.9)	(0.9)	—	(0.9)
Net (loss)/income attributable to Caesars	(211.2)	(222.6)	170.3	(32.8)	137.5	78.7	(217.6)
Other comprehensive (loss)/income:
Total other comprehensive (loss)/income, net of income taxes	—	(13.1)	—	60.0	60.0	(59.9)	(13.0)
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	—	—	—	—	—
Comprehensive (loss)/income attributable to Caesars	$(211.2)	$(235.7)	$170.3	$27.2	$197.5	$18.8	$(230.6)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows from operating activities	$(18.9)	$(195.0)	$45.1	$76.5	$121.6	$(1.5)	$(93.8)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(6.0)	(82.3)	(152.2)	(234.5)	—	(240.5)
Change in restricted cash	—	—	—	94.4	94.4	—	94.4
Payments to acquire businesses, net of transaction costs and cash acquired	—	—	—	(22.5)	(22.5)	—	(22.5)
Investments in/advances to non-consolidated affiliates and other	—	—	—	(2.1)	(2.1)	—	(2.1)
Proceeds received from sale of assets	—	—	12.5	—	12.5	—	12.5
Purchases of investment securities	—	—	—	(12.5)	(12.5)	—	(12.5)
Proceeds from the sale and maturity of investment securities	—	—	—	3.9	3.9	—	3.9
Other	1.1	—	1.8	—	1.8	—	2.9
Cash flows from investing activities	1.1	(6.0)	(68.0)	(91.0)	(159.0)	—	(163.9)
Cash flows from financing activities
Debt issuance and extension costs and fees	—	(0.8)	—	(7.2)	(7.2)	—	(8.0)
Borrowings under lending agreements	—	(6.2)	—	6.2	6.2	—	—
Repayments under lending agreements	—	13.0	—	(13.0)	(13.0)	—	—
Cash paid for early extinguishments of debt	—	—	—	(9.7)	(9.7)	—	(9.7)
Scheduled debt and capital lease payments	(0.2)	(2.7)	(3.8)	(9.2)	(13.0)	—	(15.9)
Purchase of additional interests in subsidiary	—	—	—	(4.0)	(4.0)	—	(4.0)
Proceeds from sale of noncontrolling interests	—	—	—	11.7	11.7	—	11.7
Distributions to noncontrolling interest owners	—	—	—	(4.4)	(4.4)	—	(4.4)
Issuance of common stock, net of fees	0.9	—	—	—	—	—	0.9
Other	—	—	—	0.2	0.2	(0.2)	—
Transfers from/(to) affiliates	24.3	(24.9)	(1.1)	—	(1.1)	1.7	—
Cash flows from financing activities	25.0	(21.6)	(4.9)	(29.4)	(34.3)	1.5	(29.4)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	—	(0.7)	(0.7)	—	(0.7)
Cash flows from investing activities	—	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	—	(0.7)	(0.7)	—	(0.7)
Net increase/(decrease) in cash and cash equivalents	7.2	(222.6)	(27.8)	(44.6)	(72.4)	—	(287.8)
Cash and cash equivalents, beginning of period	113.3	996.4	293.6	1,367.9	1,661.5	—	2,771.2
Cash and cash equivalents, end of period	$120.5	$773.8	$265.8	$1,323.3	$1,589.1	$—	$2,483.4

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In millions)

	CEC (Parent Guarantor)	Subsidiary Issuer	Subsidiary Guarantors of Parent and Subsidiary Guaranteed Debt (a)	Subsidiary Non-Guarantors of Parent and Subsidiary Guaranteed Debt (b)	Subsidiary Non-Guarantors of Parent-Only Guaranteed Debt (a) + (b)	Consolidating/ Eliminating Adjustments	Total
Cash flows from operating activities	$56.0	$(121.0)	$31.4	$(9.9)	$21.5	$(3.8)	$(47.3)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	—	(2.1)	(76.4)	(73.4)	(149.8)	3.8	(148.1)
Change in restricted cash	—	—	(5.1)	836.8	831.7	—	831.7
Purchase of additional interests in subsidiaries	(20.4)	(1.5)	—	—	—	21.9	—
Dividends received	—	18.6	18.6	—	18.6	(37.2)	—
Investments in/advances to non-consolidated affiliates and other	—	—	—	(21.9)	(21.9)	—	(21.9)
Purchases of investment securities	—	—	—	(1.4)	(1.4)	—	(1.4)
Proceeds from the sale and maturity of investment securities	—	—	—	0.7	0.7	—	0.7
Other	(0.2)	—	(2.0)	(1.0)	(3.0)	—	(3.2)
Cash flows from investing activities	(20.6)	15.0	(64.9)	739.8	674.9	(11.5)	657.8
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	127.0	—	1,462.5	1,462.5	—	1,589.5
Assumption of debt by non-guarantors	—	2,199.4	—	(2,199.4)	(2,199.4)	—	—
Debt issuance and extension costs and fees	—	(47.3)	—	(23.3)	(23.3)	—	(70.6)
Cash paid for early extinguishments of debt	—	(1,783.3)	—	(0.9)	(0.9)	—	(1,784.2)
Scheduled debt and capital lease payments	—	(2.5)	(1.7)	(1.4)	(3.1)	—	(5.6)
Dividends paid	—	—	(18.6)	(18.6)	(37.2)	37.2	—
Other	—	—	—	(2.7)	(2.7)	—	(2.7)
Transfer (to)/from affiliates	38.0	(15.3)	(0.1)	(0.7)	(0.8)	(21.9)	—
Cash flows from financing activities	38.0	478.0	(20.4)	(784.5)	(804.9)	15.3	(273.6)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	(0.4)	1.5	1.1	—	1.1
Cash flows from investing activities	—	—	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—	—	—
Net cash from discontinued operations	—	—	(0.4)	1.5	1.1	—	1.1
Net increase/(decrease) in cash and cash equivalents	73.4	372.0	(54.3)	(53.1)	(107.4)	—	338.0
Change in cash classified as assets held for sale	—	—	—	(0.1)	(0.1)	—	(0.1)
Cash and cash equivalents, beginning of period	7.4	911.9	353.8	484.4	838.2	—	1,757.5
Cash and cash equivalents, end of period	$80.8	$1,283.9	$299.5	$431.2	$730.7	$—	$2,095.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three months ended March 31, 2014 and 2013 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Annual Report on Form 10-K for the year ended December 31, 2013, as amended ("2013 10-K").
Note references are to the notes to consolidated financial statements included in Item 1, "Unaudited Financial Statements."
Regional Aggregation
The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company's casino properties (as of March 31, 2014 or otherwise noted below), have been grouped into four regions, as shown below, to facilitate discussion of the Company's operating results.

Las Vegas	Atlantic Coast	Other U.S.	Managed and International
Caesars Palace	Harrah’s Atlantic City	Harrah’s New Orleans(k)	Harrah’s Ak-Chin (e)
Bally’s Las Vegas(k)	Showboat Atlantic City	Harrah’s Louisiana Downs	Harrah’s Cherokee (e)
Flamingo Las Vegas	Bally’s Atlantic City	Horseshoe Bossier City	Harrah’s Resort Southern California (e)(l)
Harrah’s Las Vegas	Caesars Atlantic City	Grand Casino Biloxi	Horseshoe Cleveland (e) (f)
Paris Las Vegas	Harrah’s Philadelphia (c)	Harrah’s Tunica (m)	Horseshoe Cincinnati (e) (f)
Rio All-Suite Hotel & Casino	Horseshoe Baltimore (j)	Horseshoe Tunica	Conrad Punta del Este (g)
The Quad Resort & Casino (a)(k)		Tunica Roadhouse Hotel & Casino	Caesars Windsor (h)
The Cromwell (b)(k)		Harrah’s North Kansas City	London Clubs International (i)
Planet Hollywood Resort & Casino		Harrah’s Council Bluffs	ThistleDown Racino (e) (f)
Horseshoe Council Bluffs
Horseshoe Southern Indiana
Harrah’s Joliet (d)
Harrah’s Metropolis
Horseshoe Hammond
Harrah’s Reno
Harrah’s Lake Tahoe
Harveys Lake Tahoe
Harrah's Laughlin
__________________

(a)	Includes O'Shea's Casino, which is adjacent to this property.

(b)	The Cromwell (replaced Bill's Gamblin' Hall & Saloon, which closed temporarily in early February 2013 to accommodate the property's redevelopment and re-opened in the second quarter of 2014.)

(c)	We have a 99.5% ownership interest in and manage this property.

(d)	We have an 80% ownership interest in and manage this property.

(e)	Managed.

(f)	We have a 20% interest in Rock Ohio Caesars, LLC, which owns this property.

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

(h)	We operate this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(i)	We own and operate or manage eight casino clubs in the provinces of the United Kingdom and two in Egypt. We have a 70% ownership interest in and manage one casino in South Africa.

(j)	We have a joint venture interest in this property, which is under development, and a financial stake in the management fee stream for this property.

(k)	The Company has announced the agreement to sell this property to CGP LLC. See Note 5, "Property Transaction with CGP LLC and Related Financing".

(l)	Formerly known as Harrah's Rincon

(m)	As discussed in Note 3, "Acquisitions, Investments, Dispositions and Divestitures," we announced our plans to permanently close this casino.

Recent Developments
Golden Nugget. On February 11, 2014, we permanently closed our Golden Nugget casino in England.
The following events occurred subsequent to March 31, 2014. For more information on these events please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014, and as amended on May 8, 2014. See Note 19, "Subsequent Events."
Sale of Certain Properties from CEOC to CGP LLC. On May 5, 2014, we completed the previously announced sale of Bally’s Las Vegas, The Cromwell and The Quad Resort & Casino to CGP LLC and hope to close on the sale of Harrah’s New Orleans in the second quarter subject to receiving approval by the Louisiana Gaming Control Board. CGP LLC acquired the three properties from CEOC for an aggregate purchase price of $1,340.0 million minus assumed debt and closing adjustments with cash on hand and the proceeds of $700.0 million of term loans financed by Caesars Growth Properties Holdings, LLC, an indirect subsidiary of CGP LLC.
Sale of CEOC common stock. On May 5, 2014, Caesars Entertainment completed the sale of 68.1 shares of CEOC’s unregistered common stock to certain qualified institutional buyers. Caesars Entertainment received an aggregate purchase price of $6.15 million for the CEOC Shares. The CEOC shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released.

Repayment of 2015 maturities. On May 6, 2014, Caesars Entertainment announced that CEOC will launch cash tender offers for any and all of its 5.625% Senior Notes due 2015 and any and all of its 10.00% Second-Priority Senior Secured Notes due 2015, subject to financing and other conditions. CEOC has entered into note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC to purchase $746.4 million in aggregate principal amount of the 5.625% Senior Notes and $108.7 million in aggregate principal amount of the 10.00% Senior Secured Notes.
Bank Transactions. On May 6, 2014, CEOC announced that it is seeking to raise $1,750 million of new incremental term loans under its senior secured credit facilities, with an anticipated maturity of March 1, 2017. CEOC also announced its intent to seek amendments to its senior secured credit facilities which would, if amended, modify the financial maintenance covenant to increase the leverage ratio level, exclude the new incremental term loans from the definition of "Senior Secured Leverage Ratio" for purposes of such covenant, and modify CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment.
Consolidated Operating Results

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013
Casino revenues	$1,364.8	$1,493.1	(8.6)%
Net revenues	2,101.3	2,141.1	(1.9)%
Income from operations	71.3	142.8	(50.1)%
Loss from continuing operations, net of income taxes	(366.9)	(174.7)	(110.0)%
Loss from discontinued operations, net of income taxes	(15.9)	(42.0)	62.1%
Net loss attributable to Caesars	(386.4)	(217.6)	(77.6)%
Operating Margin (1)	3.4%	6.7%	(3.3) pts
Property EBITDA (2)	$413.1	$487.4	(15.2)%
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of the Harrah's St. Louis casino, the Alea Leeds casino, the subsidiaries that held our land concession in Macau, and the Golden Nugget casino, all of which are presented as discontinued operations.

See footnotes following the Managed, International, and Other results discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended March 31, 2014 compared to March 31, 2013

Net Revenues
Net revenues decreased 1.9% in 2014 compared with the 2013 quarter, primarily due to a decrease in casino revenues, partially offset by an increase in rooms revenue and other revenues, primarily attributable to growth of social and mobile gaming business in Caesars Interactive Entertainment, Inc. (“CIE”).
Consolidated casino revenues declined $128.3 million, or 8.6%, compared with the 2013 quarter, due to the impact of severe weather, increased regional competition and continued softness in the domestic gaming market in certain U.S. regional markets outside of Nevada, as well as the reduction of revenues resulting from the partial sale of our Conrad Punta del Este casino in Uruguay (the "Conrad") in the second quarter 2013. Gaming volumes, including table and slot volumes, were down in all domestic regions other than Las Vegas, partially due to extreme winter weather in 2014 as compared to a milder 2013. Additionally, revenues in certain markets were negatively impacted by increased variable marketing program spending that is treated as a reduction of revenue, such as REEL REWARDS, discounts, and free play.
On a consolidated basis, rooms revenue increased $30.6 million, or 10.6%, versus the prior year quarter, as a result of an increase in the average daily rate paid for rooms sold, excluding fully complimentary rooms (“cash ADR”) to $113 in 2014 from $93 in 2013, primarily attributable to strong group business in Las Vegas and resort fees, which were introduced in Las Vegas and other Nevada properties beginning in March 2013. Domestic hotel occupancy remained relatively flat at 87% for the first quarter of 2014.
Other revenue increased $52.0 million, when compared with the 2013 quarter, primarily due to the growth of social and mobile gaming business in CIE and increased entertainment revenues in Las Vegas.
Income from Operations
Income from operations was $71.3 million compared with $142.8 million in the 2013 quarter, with the decline primarily due to the income impact of lower revenues and higher non-cash intangible and tangible asset impairment charges, which totaled $100.8 million in the first quarter 2014, as compared with $20.0 million in 2013, partially offset by lower depreciation expense and acquisition and integration costs.
Net Loss and EBITDA measures
Net loss attributable to Caesars was $386.4 million compared with $217.6 million in the 2013 quarter. The net loss increased primarily due to the factors discussed in "Income from Operations" above, as well as the reduction in the tax benefits related to current year losses subject to a federal valuation allowance, as well as a pre-tax $17.6 million increase in interest expense. These factors are further described in "Additional Financial Information" that follows herein.
Property EBITDA decreased $74.3 million, or 15.2%, compared with the 2013 quarter.
Regional Operating Results
Las Vegas

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013
Casino revenues	$383.9	$393.5	(2.4)%
Net revenues	794.0	751.7	5.6%
Income from operations	128.3	104.3	23.0%
Operating Margin (1)	16.2%	13.9%	2.3 pts
Property EBITDA (2)	$219.0	$197.9	10.7%

Three months ended March 31, 2014 compared to March 31, 2013
Net revenues increased $42.3 million, or 5.6%, compared with the prior year quarter due to strong performance in rooms, food and beverage and entertainment, partially offset by a slight decline in casino revenues. In the prior year quarter, construction activities associated with the LINQ project and activities associated with the renovations of The Quad and The Cromwell unfavorably impacted the revenues in the region.
Food and beverage revenues increased $9.8 million, or 4.6%, due to the addition of several new restaurant offerings that opened subsequent to the first quarter of 2013 such as Nobu at Caesars Palace and Gordon Ramsay-branded restaurants at Caesars Palace, Paris, and Planet Hollywood.
Rooms revenues increased $39.3 million, or 20.7%, as a result of an increase in cash ADR from $95 in 2013 to $121 in 2014, on flat occupancy. The increase in revenue was driven mainly by strong group business and the impact of resort fees implemented late in the first quarter of 2013.
Other revenue also increased $11.5 million compared to the 2013 quarter primarily due to entertainment revenue.
Property operating expenses in the region increased as a result of increases in variable costs primarily in marketing and payroll. As a result, income from operations increased $24.0 million, or 23.0%, and property EBITDA increased $21.1 million, or 10.7%.
Atlantic Coast

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013
Casino revenues	$266.2	$310.6	(14.3)%
Net revenues	315.3	365.3	(13.7)%
Loss from operations	(50.2)	(3.2)	*
Operating Margin (1)	(15.9)%	(0.9)%	(15.0) pts
Property EBITDA (2)	$9.6	$51.2	(81.3)%
____________________________
*     Not meaningful
Three months ended March 31, 2014 compared to March 31, 2013
The Atlantic Coast region continues to be negatively affected by the competitive environment, compounded by lower property visitation partially driven by extreme winter weather in 2014 as compared to a milder 2013. As a result, net revenues in the region declined $50.0 million, or 13.7%, in the first quarter of 2014 from the year-earlier period.
Casino revenues were down $44.4 million, or 14.3%, due to the factors discussed above and an increase in certain variable marketing programs treated as a reduction to revenue.
Property operating expenses in 2014 were also lower than in 2013 as a result of significant decreases in property taxes and depreciation expense, partially offset by $28.7 million in impairments recorded during the first quarter of 2014 related to one of our properties in the region as a result of lower projected future earnings.
As a result, loss from operations increased by $47.0 million and Property EBITDA declined by $41.6 million.

Other U.S.

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013
Casino revenues	$632.1	$680.8	(7.2)%
Net revenues	699.2	749.3	(6.7)%
Income from operations	27.1	101.3	(73.2)%
Operating Margin (1)	3.9%	13.5%	(9.6) pts
Property EBITDA (2)	$142.0	$178.2	(20.3)%
Three months ended March 31, 2014 compared to March 31, 2013
Net revenues decreased by $50.1 million, or 6.7%, from the 2013 quarter, reflecting the persistent softness in the regional markets as noted across the industry in recent quarters, primarily attributable to increased regional competition, as well as severe weather across the Midwest in 2014. Casino revenue declines of $48.7 million drove the decline in net revenues.
Income from operations was $27.1 million compared with $101.3 million in the prior year quarter, a decrease of $74.2 million, or 73.2%. This decline is largely attributable to tangible asset impairment charges of $68.0 million in the first quarter 2014, compared to impairment charges of $20.0 million in the 2013 quarter, with 2014 charges resulting from the announced closure of Harrah's Tunica. In addition, the decline in casino revenue reduced income from operations but was partially offset by lower operating and depreciation expenses.
As a result, income from operations decreased by $74.2 million and Property EBITDA declined $36.2 million, or 20.3%, compared with the prior year quarter. Further details on this non-GAAP financial measure follow herein.
Managed, International, and Other

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013
Net revenues
Managed	$74.7	$71.7	4.2%
International	82.9	122.1	(32.1)%
Other	135.2	81.0	66.9%
Total net revenues	$292.8	$274.8	6.6%
(Loss)/income from operations
Managed	$8.9	$4.6	93.5%
International	16.0	22.7	(29.5)%
Other	(58.8)	(86.9)	32.3%
Total loss from operations	$(33.9)	$(59.6)	43.1%
Operating Margin (1)
Managed	11.9%	6.4%	5.5 pts
International	19.3%	18.6%	0.7 pts
Managed properties include three Indian-owned casinos, as well as Horseshoe Cleveland, Horseshoe Cincinnati, Caesars Windsor, and ThistleDown Racino since August 2012, when the racetrack was contributed to Rock Ohio Caesars, LLC, a joint venture in which CEOC holds a 20% ownership interest. Reimbursable management costs are presented on a gross basis as revenue and expense, thus resulting in no net impact on results.
In March 2013, the Company closed the Alea Leeds casino in England and in February 2014 we closed the Golden Nugget casino, also in England. The operating results of both properties have been classified as discontinued operations for all periods presented and are excluded from the table above.

In May 2013, the Company sold 45% of its equity interest in the Conrad, and as a result of this transaction, no longer consolidates this property's results of operations, but instead accounts for it as an equity method investment. The above table includes the net revenues of $59.7 million and income from operations of $21.2 million for the Conrad in the three months ended March 31, 2013, and equity method income from operations of $8.5 million in the three months ended March 31, 2014.
In November 2013, we completed the sale of the equity interests of the subsidiaries that held the Macau Land Concession. As a result, the related operating results have been classified as discontinued operations for the 2013 period and are excluded from the table above.
Other is comprised of corporate expenses, including administrative, marketing, and development costs, income from certain non-consolidated affiliates and the results of CIE. CIE is a majority owned subsidiary of CGP LLC, which we consolidate and whose results are presented later in this release.
Three months ended March 31, 2014 compared to March 31, 2013
International net revenues declined $39.2 million, or 32.1%, in 2014 compared with the 2013 quarter, primarily from the Conrad sale impact. Other net revenues increased by $54.2 million, or 66.9%, primarily due to the growth of social and mobile gaming business in CIE.
Corporate expenses increased in first quarter 2014 when compared to first quarter 2013, primarily due to increases in corporate professional fees and favorability on certain taxes which occurred in 2013, but did not recur in 2014.
Loss from operations was $33.9 million in 2014 compared with $59.6 million in the prior year. The improvement in 2014 from 2013 is primarily attributable to improved CIE operating results.
Other Factors Affecting Net Loss

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013
Interest expense	$(592.3)	$(574.7)	(3.1)%
Loss on early extinguishment of debt	(0.7)	(36.7)	98.1%
Income tax benefit	154.5	290.2	(46.8)%
Loss from discontinued operations, net of income taxes	(15.9)	(42.0)	62.1%
Interest Expense, Net of Interest Capitalized
During the first quarter 2014, interest expense increased by $17.6 million, or 3.1%, to $592.3 million from $574.7 million in the 2013 quarter, primarily due to higher interest rates as a result of CEOC's February 2013 9.0% senior secured notes offering, the proceeds of which were used to repay a portion of lower interest rate term loans on CEOC's credit facilities, as well as increases in rates on the CERP financing, which closed in the fourth quarter 2013. Interest expense for first quarter 2014 includes $8.4 million of expense related to derivatives compared to $25.1 million of expense in the 2013 quarter.
Loss on Early Extinguishment of Debt
During the first quarter 2013, we recognized a $36.7 million loss on early extinguishment of debt which was primarily related to extinguishments of debt under the CEOC Credit Facilities compared with $0.7 million in the first quarter of 2014.

Benefit for Income Taxes
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Due to recent impairments and ongoing losses from continuing operations, we project that future reversals of taxable temporary differences are no longer sufficient to provide adequate taxable income to realize our deferred tax assets. As such, we have established a valuation allowance against the federal deferred tax assets that are not projected to be realizable.
The effective tax rate benefit for the first quarter 2014 and 2013 was 29.6% and 62.4%, respectively. The effective tax rate benefit in the first quarter of 2014 was unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations which were not tax benefitted, partially offset by a tax benefit from the reversal of uncertain state tax positions.  The effective tax rate benefit in the first quarter of 2013 was favorably impacted by the tax benefits from a capital loss resulting from a tax election made for U.S. federal income tax purposes.
Our projected effective tax rate benefit for 2014 is expected to range from 13% to 17%, which differs from the expected federal tax rate benefit of 35%, due to projected increase in the federal valuation allowance against 2014 losses from continuing operations which will not be tax benefitted, partially offset by the reversal of uncertain state positions during the first quarter 2014 due to the expiration of the statute of limitations.
Loss from Discontinued Operations, Net of Income Taxes
During the first quarter 2014, loss from discontinued operations, net of income taxes was $15.9 million, which was primarily related to our closure of the Golden Nugget casino in London, compared with $42.0 million in 2013, which also included the impact of the closure of the Alea Leeds casino in the first quarter 2013 and an impairment related to the Macau sale.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
We are a highly leveraged company and a significant amount of our liquidity needs are for debt service, including significant interest payments. As of March 31, 2014, we had $23,583.7 million face value of outstanding indebtedness and our current debt service obligation for the remaining nine months of 2014 is $1,981.6 million, consisting of $187.7 million in principal maturities and $1,793.9 million in required interest payments. Our debt service obligation for 2015 is $3,254.6 million, consisting of $1,210.7 million in principal maturities and $2,043.9 million in required interest payments. Cash paid for interest for the three months ended March 31, 2014 was $419.6 million. Payments of short-term debt obligations and payments of other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through refinancing of debt, or, if necessary, additional debt or equity offerings.
The following table summarizes the maturities of the face value of our long-term debt as of March 31, 2014:

(In millions)	2014 (2)	2015	2016	2017	2018	Thereafter	Total
CEOC	$108.2	$1,113.6	$2,088.2	$2,717.3	$8,449.8	$4,812.5	$19,289.6
Less: CEOC to affiliate (1)	—	(427.3)	(324.5)	(390.9)	(4.1)	—	(1,146.8)
CERP	29.7	37.0	35.0	25.8	25.0	4,525.0	4,677.5
CGP LLC	47.7	487.4	2.2	2.2	5.6	216.2	761.3
Caesars Entertainment	2.1						2.1
Total	$187.7	$1,210.7	$1,800.9	$2,354.4	$8,476.3	$9,553.7	$23,583.7
___________

(1)	Substantially all of these amounts are held by CGP LLC.
(2) 2014 maturities consists of the remaining nine months in 2014.
See Note 8, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of March 31, 2014 and December 31, 2013, as well as discussion of our debt outstanding.
Following the U.S. recession of late 2007 through 2009, we have observed that gaming activity has remained well below the pre-recession levels. In addition, new competition in certain regional markets has negatively affected “same store” volumes, while overall slot volumes trends continue to weaken in most markets. These factors have negatively affected our results of operations, and may continue to negatively affect our results of operations in the future. During periods of economic weakness and in the face of continued weak consumer spending on gaming, our revenues may decrease while many of our costs remain fixed and some costs even increase, resulting in decreased earnings. As a result, we have experienced substantial net losses since 2010, as well as operating losses in 2013 and the three months ended March 31, 2014, resulting in a net stockholders’ deficit of $3,502.2 million as of March 31, 2014. Further, we expect to experience operating and net losses for the remainder of 2014 and beyond.
Our cash and cash equivalents, excluding restricted cash, totaled $2,483.4 million at March 31, 2014 compared with $2,771.2 million at December 31, 2013. Cash and cash equivalents as of March 31, 2014, includes $972.6 million held by CGP LLC, which is not available for our use to fund other Caesars operations or satisfy our obligations. Restricted cash totaled $329.9 million at March 31, 2014, consisting of cash reserved under loan agreements for development projects and certain expenditures incurred in the normal course of business, such as interest service, real estate taxes, property insurance, and capital improvements. Our operating cash inflows are typically used for operating expenses, debt service costs and working capital needs.
In addition to cash flows from operations, available sources of cash include amounts available under CEOC's current revolving credit facility. As of March 31, 2014, the facility provided for $106.1 million, of which $9.8 million remained as available borrowing capacity. In addition, CERP had $269.5 million available on its revolving credit facility at March 31, 2014.
Each of the structures comprising Caesars Entertainment’s consolidated financial statements (consisting of CEOC, CERP and CGP LLC) have separate debt agreements with related restrictions on usage of their capital resources. CGP LLC is a variable interest entity that is consolidated by Caesars Entertainment. CAC is the managing member of CGP LLC and therefore controls all decisions regarding liquidity and capital resources of CGP LLC.

	March 31, 2014
(In millions)	CEOC	CERP	CGP LLC	Parent
Cash, cash equivalents, and short term investments (1)	$1,175.0	$161.2	$972.6	$174.6
Revolver Capacity	106.1	269.5	—	—
Less: Revolver capacity committed to letters of credit	(96.3)	—	—	—
Total Liquidity	$1,184.8	$430.7	$972.6	$174.6
____________________

(1)	Excludes restricted cash.
Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. We experienced negative operating cash flows of $93.8 million for the three months ended March 31, 2014 and $109.4 million for the year ended December 31, 2013, and we expect to experience negative operating cash flows for the remainder of 2014 and the foreseeable future.
As described more fully in Note 5, "Property Transaction with CGP LLC and Related Financing," we recently announced that CGP LLC will acquire certain assets from CEOC for $2,000.0 million in cash, minus assumed debt and closing adjustments. The transaction will close in two parts. The first closing, which includes the transfer of the subsidiaries of CEOC that own the assets comprising The Cromwell, The Quad and Bally’s Las Vegas took place on May 5, 2014, and generated proceeds to CEOC of $1,340.0 million, minus assumed debt and other closing adjustments. The second closing is pending the receipt of regulatory approval from the Louisiana Gaming Control Board with respect to the transfer of the subsidiary of CEOC that owns Harrah’s New Orleans. We are currently seeking this approval.
The net cash proceeds impact the calculation of the CEOC senior secured leverage ratio ("CEOC SSLR") covenant on a pro forma basis in the three months ended March 31, 2014, as the CEOC SSLR calculations give impact to the cash to be received and the reduction to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted for the properties sold. In addition, the CEOC SSLR calculation going forward will be impacted to the extent the proceeds reduce first lien debt or increase CEOC cash.
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
Under CEOC's Credit Facilities, we are required to satisfy and maintain specified financial ratios. Specifically, our credit facilities require CEOC to maintain an SSLR of no more than 4.75 to 1.0, which is the ratio of its senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes up to $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted CEOC cash on hand which was $2,937.3 million as of March 31, 2014, giving effect to the CEOC-CGP LLC Property Transaction as described above. As of March 31, 2014, CEOC's SSLR was 3.73 to 1.0 on a pro forma basis, after giving effect to both the first and second closings of the transaction as described above. The first closing was completed on May 5, 2014 and included proceeds to CEOC of $1,340.0 million, minus assumed debt and other closing adjustments, for the sale of the Nevada Properties (as defined herein). On May 6, 2014, we announced a number of material transactions that, if completed, are expected to have a material impact on our debt covenants and compliance (by modifying the financial maintenance covenant to increase the leverage ratio level and excluding the new incremental term loans from the definition of "Senior Secured Leverage Ratio" for purposes of such covenant), see Recent Developments.
While we were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures, as of March 31, 2014, in order to comply with the quarterly SSLR covenant under the CEOC Credit Facility in the future, we will need to achieve a certain amount of LTM Adjusted EBITDA - Pro-Forma - CEOC Restricted and/or reduced levels of total CEOC senior secured net debt (total senior secured debt less unrestricted cash). The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to consumer spending and confidence generally and spending by consumers for gaming and other entertainment activities, (b) our ability to effect cost savings initiatives, (c) our ability to complete asset sales, including the CEOC-CGP LLC Property Transaction described more fully in Note 5, (d) issuing additional second lien or unsecured debt, or project financing, (e) reducing net debt through open market purchases, privately negotiated transactions, redemptions, tender offers or exchanges, (f) equity issuances, (g) reductions in capital expenditures spending, or (h) a combination thereof.
In addition, under certain circumstances, CEOC's Credit Facilities allow us to apply cash contributions received by CEOC from CEC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, if CEOC is unable to meet its SSLR covenant, in order to cure any breach.
Based upon our current operating forecast, the expected closing of the CEOC-CGP LLC Property Transaction described above, and our ability to achieve one or more of the other factors noted above, including our ability to cure a breach of the CEOC SSLR, in certain circumstances, with cash contributions from CEC, we believe that we will have sufficient liquidity to fund our operations and meet our debt service obligations and that we will continue to be in compliance with the CEOC SSLR covenant during the next twelve months.
In March 2012, we filed a prospectus with the SEC, as part of a registration statement, to sell shares of our common stock, up to a maximum aggregate offering price of $500.0 million, and, in April 2012, we entered into an equity distribution agreement whereby we may issue and sell up to 10.0 million shares of our common stock from time to time.
Pursuant to an underwriting agreement entered into on March 27, 2014 between Caesars and Citigroup Global Markets Inc., Caesars sold 7.0 million shares of the Company's common stock, at a price of $19.40 per share for total proceeds $135.8 million (before expenses). The offering closed on April 2, 2014.

CEOC Financing, Debt Covenant Compliance and Restrictions
CEOC Credit Facilities
As of March 31, 2014, CEOC's Credit Facilities provide for senior secured financing of up to $4,516.2 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $4,410.1 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106.1 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the CEOC Credit Facilities require scheduled quarterly payments of $2.5 million, with the balance due at maturity. As of March 31, 2014, the senior secured term loans are comprised of $29.0 million maturing on January 28, 2015, $957.3 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018. As of March 31, 2014, $96.3 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $9.8 million of additional borrowing capacity was available to the Company under its revolving credit facility as of March 31, 2014.
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
CEOC Credit Facilities Activity
A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars’ other subsidiaries, including certain subsidiaries that own properties that secure $4,643.8 million face value of the CERP Term Loans as of March 31, 2014. In addition, CGP LLC, a consolidated VIE, is not a guarantor and its assets are not available to CEOC's creditors. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries will be provided in a report on Form 8-K which will be filed subsequent to this Form 10-Q. CEOC may from time to time elect to extend and/or convert additional term loans and/or revolver commitments.
CEOC Debt Covenant Compliance and Restrictions
In addition, certain covenants contained in the CEOC Credit Facilities and indentures covering the second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of March 31, 2014, after giving effect to both the first and second closing of the CEOC-CGP LLC Property Transaction as described above, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 7.37 to 1.0 and 14.80 to 1.0, respectively. The first closing, which includes the sale of the Nevada Properties (as defined herein), was completed on May 5, 2014 and included proceeds to CEOC of $1,340.0 million, minus assumed debt and other closing adjustments. For the three months ended March 31, 2014, CEOC's earnings were insufficient to cover fixed charges by $925.7 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of CEOC first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio and consolidated leverage ratio described in this paragraph are not maintenance covenants.
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
CERP Financing, Debt Covenant Compliance and Restrictions
On October 11, 2013, we formed CERP from the assets of a prior financing structure plus the addition of Linq and Octavius Tower of Caesars Palace acquired from CEOC, and (i) completed the offering of $1,000.0 million aggregate principal amount of their 8% first-priority senior secured notes due 2020 and $1,150.0 million aggregate principal amount of their 11% second-priority senior secured notes due 2021 (together with the 8% first-priority senior secured notes due 2020, the "Notes") and (ii) entered into a first lien credit agreement governing their new $2,769.5 million senior secured credit facilities, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million ("CERP Term Loans") and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million. We refer to this new borrowing structure as CERP and the refinancing transaction as "CERP Financing."
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
In addition, the CERP Term Loans require CERP to maintain a senior secured leverage ratio of no more than 8.00 to 1.00 ("CERP SSLR"), which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CERP Adjusted EBITDA"). This ratio also reduces the amount of first lien senior secured net debt by the amount of unrestricted cash on hand. As of March 31, 2014, the CERP SSLR was 5.44 to 1.0.
CGP LLC Financing and Debt Covenant Compliance
PHW Las Vegas LLC Senior Secured Loan
CGP LLC acquired 100% of CEOC’s equity interest in PHW Las Vegas, LLC in October 2013 and assumed a $507.9 million face value senior secured loan as part of the transaction. The outstanding amount is secured by the assets of PHW Las Vegas, LLC and is non-recourse to other subsidiaries of the Company and matures in April 2015. The loan requires certain reserve funds in respect of furniture, fixtures, and equipment, capital improvements, interest service, taxes and insurance. The loan may be prepaid in whole or in part upon twenty (20) days prior written notice to Lender.
This loan contains customary negative covenants, subject to certain exceptions, restricting or limiting the ability of PHW Las Vegas, LLC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions and create liens on its assets. Management believes PHW Las Vegas, LLC is in compliance with the above covenants as of March 31, 2014.

CGP LLC assumed this loan in conjunction with its acquisition by CGP LLC. All amounts then outstanding under the senior secured term loan of PHWLV, LLC are expected to be repaid in full as part of the transaction described in Note 5, "Property Transaction with CGP LLC and Related Financing."
Horseshoe Baltimore Financing
Caesars Baltimore Investment Company, LLC (a wholly owned indirect subsidiary of CEOC), is party to CBAC Borrower, LLC ("CBAC") a joint venture that has a credit agreement (the “Baltimore Credit Facility”) to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage. In October 2013, CEOC sold 100% of its equity interests in Caesars Baltimore Investment Company, LLC to CGP LLC. As part of this transaction, CGP LLC assumed all related outstanding debt under the Baltimore Credit Facility. The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. CBAC also entered into a term loan facility that provides for up to $30.0 million of equipment financing (the “Baltimore FF&E Facility”). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development. There were no amounts outstanding under either the revolving facility or the Baltimore FF&E Facility as of March 31, 2014.
The Baltimore Credit Facility and Baltimore FF&E Facility contain affirmative and negative covenants customary for facilities of this type. Management believes CBAC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of March 31, 2014.
CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $47.7 million.  The promissory notes are convertible into approximately 8,913 shares of CIE common stock. The notes are due June 2014.
Cost Savings Initiatives
The Company has undertaken comprehensive cost-reduction efforts to manage expenses with current business levels. We estimate that our cost-savings programs produced $40.9 million in incremental cost savings for the three months ended March 31, 2014 compared with the same period in 2013. Additionally, as of March 31, 2014, the Company expects that these and other identified new cost-savings programs will produce further annual cost savings of $190.7 million, based on the full implementation of current projects that are in process. As the Company realizes savings or identifies new cost-reduction activities, this amount will change.
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
For the three months ended March 31, 2014, our capital spending totaled $240.5 million, net of an increase in related payables of $53.7 million. Estimated total capital expenditures for 2014 are expected to be between $950.0 million and $1,150.0 million, and will be primarily related to the Horseshoe Baltimore development, renovations for The Quad and the redevelopment of The Cromwell, and planned maintenance capital expenditures. We expect to utilize existing project financing for the Horseshoe Baltimore development and The Cromwell renovation of approximately $400.0 million and fund the remainder from cash flows generated by our operating activities and asset sales proceeds.

Summary of Capital Expenditures

	Three Months Ended March 31,		Increase/ (Decrease)
(Dollars in millions)	2014	2013
Development	$86.5	$58.6	$27.9
Renovation/refurbishment	131.8	79.8	52.0
Other	22.2	9.7	12.5
Total capital expenditures	$240.5	$148.1	$92.4
Our capital expenditures included capitalized payroll costs of $2.2 million and $2.8 million for the three months ended March 31, 2014 and 2013.
Capital expenditures increased $92.4 million in the three months ended March 31, 2014, compared with the prior year period, due primarily to development expenditures associated with the Horseshoe Baltimore development and renovations for the Cromwell, and the accelerated pace of our renovation and refurbishment projects at various properties.
Macau Land Concession
In November 2013, we completed the sale of our interest in the Macau Land Concession to Pearl Dynasty Investments Limited for a total sales price of $438.0 million. We expect to use the net proceeds from the sale, which were $424.9 million, to fund investments by CEOC in useful assets, including capital expenditures.
Other Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 8, "Debt" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. At March 31, 2014, our estimated interest payments for the rest of the year ended December 31, 2014 are $1,793.9 million, for the years ended December 31, 2015 through 2018 are $2,043.9 million, $1,977.8 million, $1,785.2 million, and $1,436.9 million, respectively, and our estimated interest payments thereafter are $1,644.9 million.
As of March 31, 2014, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2012 10-K.
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

The following table reconciles net loss attributable to Caesars to Property EBITDA for the three months ended March 31, 2014:

(In millions)	Las Vegas	Atlantic Coast	Other U.S.	Managed, International and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(386.4)
Net income attributable to noncontrolling interests						3.6
Net loss						(382.8)
Loss from discontinued operations, net of income taxes						15.9
Loss from continuing operations, net of income taxes						(366.9)
Provision for income taxes						(154.5)
Loss from continuing operations before income taxes						(521.4)
Other income, including interest income						(0.3)
Gain on partial sale of subsidiary						—
Gains on early extinguishments of debt						0.7
Interest expense, net of interest capitalized						592.3
Income/(loss) from operations	$128.3	$(50.2)	$27.1	$(33.9)		71.3
Depreciation and amortization	65.7	14.1	39.1	3.9		122.8
Amortization of intangible assets	15.4	0.3	8.1	9.2		33.0
Intangible and tangible asset impairment charges	—	32.4	68.0	0.4		100.8
Write-downs, reserves, and project opening costs, net of recoveries	9.6	13.0	(0.1)	1.5		24.0
Acquisition and integration costs	—	—	—	15.0		15.0
(Income)/loss on interests in non-consolidated affiliates	—	—	(0.2)	(3.6)		(3.8)
Corporate expense	—	—	—	50.4		50.4
EBITDA attributable to discontinued operations					$(0.4)	(0.4)
Property EBITDA	$219.0	$9.6	$142.0	$42.9	$(0.4)	$413.1

The following table reconciles net loss attributable to Caesars to Property EBITDA for the three months ended March 31, 2013:

(In millions)	Las Vegas	Atlantic Coast	Other U.S.	Managed, International and Other	Discontinued Operations	Total
Net loss attributable to Caesars						$(217.6)
Net income attributable to noncontrolling interests						0.9
Net loss						(216.7)
Loss from discontinued operations, net of income taxes						42.0
Loss from continuing operations, net of income taxes						(174.7)
Benefit for income taxes						(290.2)
Loss from continuing operations before income taxes						(464.9)
Other income, including interest income						(3.7)
Gains on early extinguishments of debt						36.7
Interest expense, net of interest capitalized						574.7
Income/(loss) from operations	$104.3	$(3.2)	$101.3	$(59.6)		142.8
Depreciation and amortization	61.5	42.4	47.4	10.3		161.6
Amortization of intangible assets	19.0	4.0	9.3	9.1		41.4
Intangible and tangible asset impairment charges	—	—	20.0	—		20.0
Write-downs, reserves, and project opening costs, net of recoveries	13.6	8.0	0.4	(1.3)		20.7
Acquisition and integration costs	—	—	—	64.2		64.2
(Income)/loss on interests in non-consolidated affiliates	(0.5)	—	(0.2)	3.3		2.6
Corporate expense	—	—	—	36.1		36.1
EBITDA attributable to discontinued operations	—				$(2.0)	(2.0)
Property EBITDA	$197.9	$51.2	$178.2	$62.1	$(2.0)	$487.4

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, the sale of the Properties, and future actions, new projects, strategies, future performance, the outcomes of contingencies, and future financial results of Caesars. These forward-looking statements are based on current expectations and projections about future events.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of Caesars may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (including the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained therein):

•	the ability to satisfy the conditions to the closing with respect to the sale of Harrah's New Orleans, including receipt of required regulatory approvals;

•	the previously disclosed sale of Harrah's New Orleans to CGP LLC may not be consummated on the terms contemplated or at all;

•	the impact of the Company's substantial indebtedness and the restrictions in the Company's debt agreements;

•
the new CEOC first lien term loan and amendment to the CEOC credit agreement and related Caesars Entertainment guarantee of the CEOC credit agreement may not be consummated on the terms contemplated or at all and other access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•
the assertion and outcome of litigation or other claims that may be brought against the Company by certain creditors, some of whom have notified the Company of their objection to various transactions undertaken by the Company in 2013 and 2014;

•	the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the ability to realize the expense reductions from cost savings programs, including the program to increase its working capital and excess cash by $500 million;

•
changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines, and fines of courts, regulators, and governmental bodies;

•	the ability of the Company's customer-tracking, customer loyalty, and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	the effects of competition, including locations of competitors, competition for new licenses and operating and market competition;

•	the ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the ability to timely and cost-effectively integrate companies that the Company acquires into its operations;

•	the potential difficulties in employee retention and recruitment as a result of the Company's substantial indebtedness, the ongoing downturn in the U.S. regional gaming industry, or any other factor;

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

•	acts of war or terrorist incidents or uprisings, including losses therefrom, including losses in revenues and damage to property,

•	the effects of environmental and structural building conditions relating to the Company's properties;

•	access to insurance on reasonable terms for the Company's assets; and

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $23,583.7 million face value of debt, including capital lease obligations, as of March 31, 2014, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $2,049.3 million of debt remains subject to variable interest rates.
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
Foreign currency translation gains and losses were not material to our results of operations for the three months ended March 31, 2014. Our material ownership interests in businesses in foreign countries are the London Clubs. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.
From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material changes from the disclosure set forth under Part I, Item 3, "Legal Proceedings," in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

Item 1A.	Risk Factors
The following is an update to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.
We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes, and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and, in general, legal proceedings can be expensive and time consuming. For example, we may have potential liability arising from a class action lawsuit against Hilton Hotels Corporation relating to employee benefit obligations. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations.
Recently, CAC, CGP LLC, Caesars Entertainment, CEOC, and CERP received the March 21 Letter and Caesars Entertainment and CEOC received the April 3 Letter. See Note 15, "Litigation, Contractual Commitments and Contingent Liabilities - Bondholder Communications." If an action were brought with respect to any of the claims made in these letters or with respect to any of the transactions described in Note 19, "Subsequent Events," and a court were to find in favor of the claimants, such determination could have a material adverse effect on our business, financial condition, results of operations, and prospects and on the ability of lenders and noteholders to recover on claims under our indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	First Amendment to the Transaction Agreement, dated May 5, 2014, by and among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC	—	8-K	—	2.1	5/6/2014

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

3.3	Amended and Restated Certificate of Incorporation of Caesars Entertainment Operating Company, Inc.	—	8-K	—	3.1	5/6/2014

3.4	Bylaws of Caesars Entertainment Operating Company, Inc. (fka Harrah's Operating Company, Inc.), as amended.	—	S-4	—	3.4	10/29/2008

†10.1	Caesars Acquisition Company Equity-Based Compensation Plan	—	8-K	—	10.1	4/16/2014

†10.2	Form Equity Compensation Grant Agreement under the Caesars Acquisition Company Equity-Based Compensation Plan	—	8-K	—	10.2	4/16/2014

18.1	Preferability letter regarding changes in accounting principles.	—	10-K	12/31/2013	18.1	3/17/2014

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
*101
The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X
_______________

*	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 9, 2014	By:	/S/ DIANE E. WILFONG
Senior Vice President, Controller, and Chief Accounting Officer