Form 10-Q
period 2014-06-30
CAESARS ENTERTAINMENT Corp
filed 2014-08-11
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common stock, $0.01 par value	144,240,596

CAESARS ENTERTAINMENT CORPORATION
INDEX

We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (this "Form 10-Q"), that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally's. In addition, Caesars Interactive Entertainment, Inc., which is a majority owned subsidiary of Caesars Growth Partners, LLC, has proprietary rights to the Slotomania, Bingo Blitz and World Series of Poker ("WSOP") trademarks. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Form 10-Q.
.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents ($495.7 and $976.9 attributable to our VIE)	$3,429.6	$2,771.2
Restricted cash ($25.2 and $28.8 attributable to our VIE)	93.0	87.5
Receivables, net ($94.1 and $54.8 attributable to our VIEs)	644.3	619.9
Deferred income taxes ($4.0 and $7.0 attributable to our VIE)	5.4	8.7
Prepayments and other current assets ($21.1 and $15.6 attributable to our VIE)	217.7	237.4
Inventories	41.5	45.6
Total current assets	4,431.5	3,770.3
Property and equipment, net ($2,444.9 and $516.0 attributable to our VIE)	13,457.4	13,237.9
Goodwill ($447.7 and $112.8 attributable to our VIE)	3,062.1	3,063.3
Intangible assets other than goodwill ($309.6 and $180.0 attributable to our VIE)	3,414.5	3,487.7
Investments in and advances to non-consolidated affiliates	175.5	176.8
Restricted cash ($90.3 and $231.6 attributable to our VIE)	1,847.1	336.8
Deferred income taxes ($39.7 and $0.0 attributable to our VIE)	43.7	—
Deferred charges and other ($61.5 and $11.0 attributable to our VIE)	630.9	604.2
Assets held for sale	6.7	11.9
	$27,069.4	$24,688.9
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable ($165.4 and $54.8 attributable to our VIE)	$459.7	$442.7
Accrued expenses and other current liabilities ($198.3 and $126.1 attributable to our VIE)	1,411.8	1,212.3
Interest payable ($20.5 and $5.5 attributable to our VIE)	379.8	389.5
Deferred income taxes ($0.3 and $0.0 attributable to our VIE)	315.3	289.2
Current portion of long-term debt ($17.7 and $47.8 attributable to our VIE)	148.3	197.1
Total current liabilities	2,714.9	2,530.8
Long-term debt ($2,292.7 and $673.9 attributable to our VIE)	24,209.5	20,918.4
Deferred income taxes ($5.6 and $3.8 attributable to our VIE)	2,278.9	2,476.0
Deferred credits and other ($82.9 and $67.3 attributable to our VIE)	444.5	667.5
	29,647.8	26,592.7
Commitments and contingencies (Note 14)
Stockholders’ deficit
Common stock, voting: par value $0.01; 144.2 and 139.0 shares	1.5	1.4
Treasury stock: 2.2 and 2.2 shares	(18.9)	(16.3)
Additional paid-in capital	8,142.2	7,230.5
Accumulated deficit	(11,173.6)	(10,320.7)
Accumulated other comprehensive loss	(16.0)	(16.9)
Total Caesars stockholders’ deficit	(3,064.8)	(3,122.0)
Noncontrolling interests	486.4	1,218.2
Total deficit	(2,578.4)	(1,903.8)
	$27,069.4	$24,688.9
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Casino	$1,378.3	$1,404.3	$2,715.6	$2,867.9
Food and beverage	387.0	381.0	767.5	755.9
Rooms	315.0	317.3	629.2	601.3
Management fees	14.7	17.2	28.4	27.8
Other	305.3	212.4	559.0	414.0
Reimbursed management costs	71.8	70.5	134.2	130.2
Less: casino promotional allowances	(286.6)	(281.4)	(579.2)	(569.1)
Net revenues	2,185.5	2,121.3	4,254.7	4,228.0
Operating expenses
Direct
Casino	812.4	796.9	1,620.4	1,612.9
Food and beverage	177.9	167.0	337.7	330.1
Rooms	81.6	81.1	163.2	153.6
Property, general, administrative, and other	565.1	509.8	1,108.9	1,018.3
Reimbursable management costs	71.8	70.5	134.2	130.2
Depreciation and amortization	125.0	137.5	245.6	294.7
Write-downs, reserves, and project opening costs, net of recoveries	56.7	23.4	80.7	44.1
Impairment of intangible and tangible assets	32.9	104.7	65.8	124.7
Loss on interests in non-consolidated affiliates	6.6	13.8	2.8	16.4
Corporate expense	68.2	41.3	118.6	77.3
Acquisition and integration costs	47.2	2.2	62.1	66.4
Amortization of intangible assets	33.8	40.7	66.4	81.7
Total operating expenses	2,079.2	1,988.9	4,006.4	3,950.4
Income from operations	106.3	132.4	248.3	277.6
Interest expense	(653.7)	(540.0)	(1,245.9)	(1,114.7)
Gain/(loss) on early extinguishment of debt	(28.0)	41.3	(28.7)	4.6
Gain/(loss) on partial sale of subsidiary	(3.1)	44.1	(3.1)	44.1
Other income, including interest income	3.8	4.8	4.2	8.3
Loss from continuing operations, before income taxes	(574.7)	(317.4)	(1,025.2)	(780.1)
Income tax benefit	168.2	113.2	322.7	402.6
Loss from continuing operations, net of income taxes	(406.5)	(204.2)	(702.5)	(377.5)
Discontinued operations
Loss from discontinued operations	(26.4)	(7.5)	(113.1)	(54.9)
Income tax benefit	—	2.5	—	6.2
Loss from discontinued operations, net of income taxes	(26.4)	(5.0)	(113.1)	(48.7)
Net loss	(432.9)	(209.2)	(815.6)	(426.2)
Less: net income attributable to noncontrolling interests	(33.5)	(3.0)	(37.3)	(3.9)
Net loss attributable to Caesars	$(466.4)	$(212.2)	$(852.9)	$(430.1)
Loss per share - basic and diluted
Loss per share from continuing operations	$(3.06)	$(1.65)	$(5.26)	$(3.04)
Loss per share from discontinued operations	(0.18)	(0.04)	(0.80)	(0.39)
Net loss per share	$(3.24)	$(1.69)	$(6.06)	$(3.43)
Weighted-average common shares outstanding - basic and diluted	144.1	125.5	140.7	125.4
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(432.9)	$(209.2)	$(815.6)	$(426.2)
Other comprehensive income/(loss):
Benefit plan adjustments	—	0.2	0.5	0.4
Foreign currency translation adjustments	(1.0)	(5.6)	(1.6)	(21.3)
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense	—	—	—	3.9
Unrealized gain/(loss) on available-for-sale investments	2.1	(4.8)	(2.2)	(4.7)
Total other comprehensive loss, before income taxes	1.1	(10.2)	(3.3)	(21.7)
Income tax benefit/(provision) related to items of other comprehensive loss	—	0.3	(0.1)	(1.2)
Total other comprehensive loss, net of income taxes	1.1	(9.9)	(3.4)	(22.9)
Total comprehensive loss	(431.8)	(219.1)	(819.0)	(449.1)
Less: amounts attributable to noncontrolling interests:
Net income	(33.5)	(3.0)	(37.3)	(3.9)
Foreign currency translation adjustments	(0.2)	0.1	—	0.1
Total amounts attributable to noncontrolling interests	(33.7)	(2.9)	(37.3)	(3.8)
Comprehensive loss attributable to Caesars	$(465.5)	$(222.0)	$(856.3)	$(452.9)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)
(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders' Equity/(Deficit)	Non-controlling Interests	Total Equity/(Deficit)

Balance as of December 31, 2012	$1.3	$(16.3)	$6,954.4	$(7,372.5)	$21.4	$(411.7)	$80.1	$(331.6)
Net income/(loss)	—	—	—	(430.1)	—	(430.1)	3.9	(426.2)
Share-based compensation	—	—	11.6	—	—	11.6	—	11.6
Common stock issuances	*	—	12.6	—	—	12.6	—	12.6
Issuances of common stock under stock incentive plan	*	—	0.3	—	—	0.3	—	0.3
Increase in treasury shares	—	*	(0.1)	—	—	(0.1)	—	(0.1)
Decrease in noncontrolling interests including distributions and write-downs	—	—	—	—	—	—	(7.5)	(7.5)
Other comprehensive loss, net of tax	—	—	—	—	(22.8)	(22.8)	(0.1)	(22.9)
Purchase of additional interests in subsidiary	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Contributions and contractual obligations from noncontrolling interests	—	—	—	—	—	—	35.3	35.3
Balance as of June 30, 2013	$1.3	$(16.3)	$6,969.2	$(7,802.6)	$(1.4)	$(849.8)	$111.7	$(738.1)

Balance as of December 31, 2013	$1.4	$(16.3)	$7,230.5	$(10,320.7)	$(16.9)	$(3,122.0)	$1,218.2	$(1,903.8)
Net income/(loss)	—	—	—	(852.9)	—	(852.9)	37.3	(815.6)
Share-based compensation	*	(2.6)	17.7	—	—	15.1	—	15.1
Common stock issuances	0.1	—	135.7	—	—	135.8	—	135.8
Issuances of common stock under stock incentive plan	—	—	1.1	—	—	1.1	—	1.1
Repurchase of subsidiary stock and noncontrolling interest transactions	—	—	3.4	—	—	3.4	(25.0)	(21.6)
Other comprehensive loss, net of tax	—	—	—	—	(3.4)	(3.4)	—	(3.4)
Allocation of noncontrolling interest resulting from sales and conveyances of subsidiary stock	—	—	753.8	—	4.3	758.1	(744.1)	14.0
Balance as of June 30, 2014	$1.5	$(18.9)	$8,142.2	$(11,173.6)	$(16.0)	$(3,064.8)	$486.4	$(2,578.4)
___________________

*	Amount rounds to zero.
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(815.6)	$(426.2)
Adjustments to reconcile net loss to cash flows (used in)/provided by operating activities:
Loss from discontinued operations	113.1	48.7
Loss on early extinguishments of debt	28.7	(4.6)
Depreciation and amortization	334.3	383.4
Amortization of deferred finance costs and debt discount/premium	183.4	170.0
Reclassification from, and amortization of, accumulated other comprehensive loss	0.3	4.3
Non-cash write-downs and reserves, net of recoveries	48.1	17.3
Gain on partial sale of subsidiary	3.1	(44.1)
Non-cash acquisition and integration costs	39.0	48.9
Impairment of intangible and tangible assets	65.8	124.7
(Income)/loss on interests in non-consolidated affiliates	2.8	16.4
Share-based compensation expense	47.2	9.7
Deferred income taxes	(211.3)	(408.9)
Change in deferred charges and other	(8.3)	(0.8)
Change in deferred credits and other	(313.6)	(75.6)
Change in current assets and liabilities:
Accounts receivable	(17.8)	74.5
Prepayments and other current assets	11.7	(32.4)
Accounts payable	(37.4)	(28.4)
Interest payable	(9.1)	51.8
Accrued expenses	125.7	25.6
Other	23.1	(9.0)
Cash flows from operating activities	(386.8)	(54.7)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(535.6)	(320.3)
Change in restricted cash	(1,515.8)	863.8
Proceeds received from sale of assets	27.9	—
Proceeds from partial sale of subsidiary, net of cash deconsolidated	—	50.4
Payments to acquire businesses, net of transaction costs and cash acquired	(22.5)	—
Investments in/advances to non-consolidated affiliates and other	(2.1)	(27.8)
Purchases of investment securities	(12.7)	(1.7)
Proceeds from the sale and maturity of investment securities	10.2	16.1
Other	6.8	(7.0)
Cash flows from investing activities	(2,043.8)	573.5

CAESARS ENTERTAINMENT CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (continued) (UNAUDITED) (In millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities
Proceeds from the issuance of long-term debt	3,575.5	1,589.5
Debt issuance and extension costs and fees	(47.2)	(70.6)
Borrowings under lending agreements	55.0	—
Repayments under lending agreements	(20.0)	—
Cash paid for early extinguishments of debt	(494.9)	(2,010.3)
Scheduled debt and capital lease payments	(89.0)	(13.9)
Purchase of additional interests in subsidiaries	(4.0)	—
Contributions from noncontrolling interest owners	—	35.3
Issuance of common stock, net of fees	136.9	12.6
Proceeds from sales of noncontrolling interests	17.9	—
Distributions to noncontrolling interest owners	(33.2)	(5.2)
Other	(0.4)	(1.0)
Cash flows from financing activities	3,096.6	(463.6)
Cash flows from discontinued operations
Cash flows from operating activities	(6.5)	(1.9)
Cash flows from investing activities	(1.1)	—
Cash flows from financing activities	—	—
Net cash from discontinued operations	(7.6)	(1.9)
Net increase/(decrease) in cash and cash equivalents	658.4	53.3
Change in cash classified as assets held for sale	—	(0.1)
Cash and cash equivalents, beginning of period	2,771.2	1,757.5
Cash and cash equivalents, end of period	$3,429.6	$1,810.7

Supplemental Cash Flow Information:
Cash paid for interest	$1,150.2	$947.1
Cash paid for income taxes	27.5	16.4
Non-cash investing and financing activities:
Change in accrued capital expenditures	45.0	(2.7)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words "Company," "Caesars,""Caesars Entertainment," "CEC," "we," "our," and "us" refer to Caesars Entertainment Corporation, a Delaware corporation, and its consolidated entities, unless otherwise stated or the context requires otherwise.
Note 1 — Organization and Basis of Presentation
Organization
We conduct business through our majority owned subsidiary, Caesars Entertainment Operating Company, Inc. ("CEOC"), and our wholly owned subsidiary, Caesars Entertainment Resort Properties ("CERP"), and their respective subsidiaries. We also consolidate Caesars Growth Partners, LLC ("CGP LLC"), which is a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary (see Note 4, "Caesars Growth Partners"). As of June 30, 2014, we owned and operated or managed, through various subsidiaries and CGP LLC, 50 casinos in 13 U.S. states and 5 countries. Of the 50 casinos, 38 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 12 international casinos are all land-based casinos, most of which are located in England.
Caesars Interactive Entertainment, Inc. ("CIE"), a majority owned subsidiary of CGP LLC, operates an online gaming business providing for social games on Facebook and other social media websites and mobile application platforms, such as Slotomania, and certain real money games in Nevada, New Jersey, and the United Kingdom; and "play for fun" offerings in other jurisdictions. CIE also owns the WSOP tournaments and brand, and licenses trademarks for a variety of products and businesses related to this brand.
We view each casino property as an operating segment and aggregate such casino properties into one reportable segment.
Liquidity Considerations
We are a highly leveraged company primarily resulting from the leverage of our majority owned subsidiary, CEOC, which had $19,624.4 million in face value of debt outstanding as of June 30, 2014 out of the total $26,703.1 million face value of consolidated outstanding indebtedness. As a result, a significant amount of our liquidity needs are for debt service, including significant interest payments. Our outstanding indebtedness and our current debt service is more fully described in Note 8, "Debt."
As a result of a general decline in gaming activity since 2007, with Atlantic City properties and our regional markets being more heavily impacted by this trend, we have experienced substantial net losses in recent years, resulting in a net stockholders’ deficit of $3,064.8 million as of June 30, 2014. We expect to experience operating and net losses for the remainder of 2014 and the foreseeable future.
During the quarter ended June 30, 2014, and in July 2014, we closed a number of transactions that are expected to have a material impact on CEOC’s liquidity, debt guarantees, debt covenants and compliance, and debt maturities. These transactions include the following:

•
Completion of the CEOC-CGP LLC Property Transaction in which CEOC sold to CGP LLC the following properties: The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, and Harrah's New Orleans and 50% of the ongoing management fees and termination fees payable under the relevant property management agreements for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments (see Note 5, "Property Transaction between CEOC and CGP LLC and Related Financing");

•
Sale of CEOC common stock, which resulted in the automatic release of CEC's parent guarantee of CEOC’s outstanding debt in accordance with the terms of the underlying indentures (see Note 9, "Stockholders' Equity and Loss Per Share");

•	Completion of the offering of $1,750.0 million of Incremental Term Loans due January 2018 (see Note 8, "Debt");

•	Transactions under which we reacquired and retired the following (see Note 8, "Debt"):

◦	$147.4 million of CEOC's scheduled 2015 debt maturities consisting of $44.4 million of 5.625% Notes and $103.0 million of 10.00% Notes via tender offers; and

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

◦
Completion of the previously announced purchase of $740.5 million of 5.625% Notes and $83.2 million of 10.00% Notes due 2015 under note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC;

◦	In total, we reacquired $784.9 million of 5.625% Notes and $186.2 million of 10.00% Notes due 2015.

•
Repayment of approximately $794.6 million in aggregate principal amount of term loans in addition to the debt reacquired under the transactions above, approximately $29.0 million of which was due in 2015 (see Note 8, "Debt"); and

•
Completed certain bank transactions that modified the then-existing covenants and other key terms included in the CEOC Credit Facilities (as defined in Note 18, "Subsequent Events") ("Bank Amendments"). The Bank Amendments included the following (See Note 8, "Debt"):

◦
modification of the financial maintenance covenant to increase CEOC's Senior Secured Leverage Ratio ("SSLR," which is defined and described in Note 8, "Debt") from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0;

◦
exclusion of incremental term loans incurred after March 31, 2014 (including the $1,750.0 million of Incremental Term Loans (as defined in Note 8, "Debt")) from the definition of SSLR for purposes of such covenant, which increases the amount of senior debt excluded for CEOC SSLR covenant purposes from $3,700.0 million to $5,450.0 million;

◦
modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment; and

◦	modification of certain other provisions of CEOC's senior secured credit facilities.
For more information on the above-referenced transactions and the impact that these transactions have on our liquidity and capital structure, see Note 5, "Property Transaction between CEOC and CGP LLC and Related Financing," and Note 8, "Debt."
On a consolidated basis, cash and cash equivalents, excluding restricted cash, totaled $3,429.6 million as of June 30, 2014 compared with $2,771.2 million as of December 31, 2013. Cash and cash equivalents as of June 30, 2014, includes $495.7 million held by our consolidated VIE, CGP LLC, which is not available for our use to fund operations or satisfy our obligations unrelated to CGP LLC. Restricted cash totaled $1,940.1 million as of June 30, 2014, consisting primarily of $1,755.9 million of cash held in escrow related to the Incremental Term Loans that were funded in June 2014 (Note 8, "Debt"). These funds are considered long-term restricted cash at June 30, 2014; however as a result of the closing of the Incremental Term Loan transaction on July 25, 2014, the restrictions were released. The related debt is classified as long-term at June 30, 2014.
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
We experienced negative operating cash flows of $386.8 million for the six months ended June 30, 2014, and we expect to experience negative operating cash flows for the remainder of 2014 and the foreseeable future, and do not expect that our cash flow from operations will be sufficient to repay our indebtedness in the long-term and we will ultimately seek a refinancing, amendment, or restructuring of our debt, or if necessary, pursue additional debt or equity offerings.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Under CEOC's Credit Facilities, after giving effect to the Bank Amendment, CEOC is required to satisfy and maintain an SSLR of no more than 7.25 to 1.0, which is the ratio of CEOC's senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excluded up to $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted CEOC cash on hand, which was $2,146.6 million as of June 30, 2014. As of June 30, 2014, the CEOC SSLR was 4.61 to 1.0. Subsequent to the Bank Amendment described above, the ratio also excludes the $1,750.0 million of Incremental Term Loans.
We were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures as of June 30, 2014. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. See "Bondholder Disputes" in Note 14, "Litigation, Contractual Commitments and Contingent Liabilities."
Based upon the effects of the Bank Amendment combined with our current operating forecast we have a significant amount of room available under our SSLR covenant. We believe that we will have sufficient liquidity to fund our operations, that we will meet our debt service obligations, and that we will continue to be in compliance with the CEOC SSLR during the foreseeable future.
See Note 8, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of June 30, 2014 and December 31, 2013, as well as discussion of recent changes in our debt outstanding, and any changes in the terms of existing debt subsequent to December 31, 2013.
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
The financial information for the three and six months ended June 30, 2013 reflects the results of operations and cash flows of the Golden Nugget and Harrah's Tunica casinos as discontinued operations. See Note 3, "Dispositions, Divestitures, and Other Property Matters."
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, ("2013 10-K").
Note 2 — Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
Note 3 — Dispositions, Divestitures, and Other Property Matters
Dispositions and Divestitures
Harrah's Tunica, Mississippi
Harrah’s Tunica casino closed effective June 2, 2014. As a result, we recorded intangible and tangible asset impairment charges totaling $68.0 million during the first quarter of 2014. In the second quarter of 2014, we recorded a charge for approximately $10.9 million related to accrued exit costs associated with the closure of this casino. We have presented the operations of the Harrah's Tunica casino as discontinued operations in the Consolidated Condensed Statements of Operations.
Showboat Atlantic City
In June 2014, we announced the closure of Showboat Atlantic City, effective August 31, 2014. As a result, we recorded a $4.8 million charge in the second quarter of 2014 for accrued severance costs. In periods subsequent to the closure, we will present the operations of Showboat Atlantic City as discontinued operations in the Consolidated Condensed Statements of Operations.
Golden Nugget
In February 2014, we permanently closed the Golden Nugget casino in London. As a result, in the first quarter of 2014, we recorded charges of $1.7 million related to the impairment of intangible and tangible assets and $13.1 million related to accrued exit costs. We have presented the operations of the Golden Nugget casino as discontinued operations in the Consolidated Condensed Statements of Operations.
Claridge Hotel Tower
In October 2013, we entered into an agreement to sell the Claridge Hotel Tower, which was part of the Bally's Atlantic City asset group, for $12.5 million, less customary closing adjustments. We received these proceeds in February 2014 upon the transaction closing. The Claridge Hotel Tower assets of $11.9 million were classified as assets held for sale as of December 31, 2013.
Other Property Matters
Iowa Dog Racing Legislation
As a result of new legislation passed in May 2014 in the State of Iowa, we are required to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation ("Iowa Dog Racing Legislation") requires that we pay a total of $65.0 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning in January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The liability related to the exit costs was $40.3 million as of June 30, 2014.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net revenues
Harrah's Tunica	$14.3	$33.8	$46.4	$68.0
Golden Nugget	—	3.1	1.3	5.2
Alea Leeds	—	—	—	0.7
Macau	—	0.8	—	1.8
Harrah's St. Louis	—	—	—	—
Total net revenues	$14.3	$37.7	$47.7	$75.7

Pre-tax income/(loss) from operations
Harrah's Tunica	$(25.6)	$(7.1)	$(96.4)	$(9.6)
Golden Nugget	(0.3)	(0.1)	(15.7)	(1.1)
Alea Leeds	(0.5)	(0.5)	(1.0)	(23.0)
Macau	—	0.2	—	(20.5)
Harrah's St. Louis	—	—	—	(0.7)
Total pre-tax income/(loss) from discontinued operations	$(26.4)	$(7.5)	$(113.1)	$(54.9)

Income/(loss), net of income taxes
Harrah's Tunica	$(25.6)	$(4.6)	$(96.4)	$(6.2)
Golden Nugget	(0.3)	(0.1)	(15.7)	(1.1)
Alea Leeds	(0.5)	(0.5)	(1.0)	(23.0)
Macau	—	0.2	—	(18.0)
Harrah's St. Louis	—	—	—	(0.4)
Total income/(loss) from discontinued operations, net of income taxes	$(26.4)	$(5.0)	$(113.1)	$(48.7)
Note 4 — Caesars Growth Partners
Consolidation as a Variable Interest Entity
CEC owns non-voting shares of CGP LLC and is also party to management services agreements between CGP LLC and CEOC that constitute variable interests in CGP LLC. Because the equity holders in CGP LLC receive returns disproportionate to their voting interests and substantially all the activities of CGP LLC are related to Caesars, CGP LLC has been determined to be a variable interest entity.
Because substantially all the activities of CGP LLC are related to Caesars and due to the factors set forth below, we have concluded that we are required to consolidate CGP LLC under GAAP. We have reached this conclusion based upon the weighting of a number of items, including the following: (i) the close association that CGP LLC has with Caesars, including the fact that all of the assets and businesses owned by CGP LLC were acquired from Caesars; (ii) Caesars through CEOC, has ongoing asset and management services agreements with each of the properties owned by CGP LLC; and (iii) Caesars has the obligation to absorb losses and the right to receive residual returns that could potentially be significant to CGP LLC. CGP LLC generated net revenues of $352.5 million and $578.8 million for the three and six months ended June 30, 2014, respectively. Net loss attributable to Caesars related to CGP LLC was $114.5 million and $113.8 million for the three and six months ended June 30, 2014, respectively.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGP LLC maintains a liability equal to the fair value of the additional non-voting membership units contingently issuable to Caesars Entertainment during 2016 as described above. The contingently issuable membership units' fair value is based upon a multiple of EBITDA for the calendar year 2015 in excess of a specified minimum threshold and includes a maximum payout threshold. The fair value of the contingently issuable non-voting membership units was $355.0 million on the CGP LLC balance sheet as of June 30, 2014 and $306.5 million as of December 31, 2013. This liability is eliminated in our consolidation of CGP LLC.
Note 5 — Property Transaction between CEOC and CGP LLC and Related Financing
Property Transaction between CEOC and CGP LLC
In May 2014, as disclosed in greater detail in the Company's Current Reports on Form 8-K filed on May 6, 2014 and May 21, 2014 with the Securities and Exchange Commission, CEOC sold to CGP LLC (hereafter collectively referred to as the "CEOC-CGP LLC Property Transaction"):

(i)	its subsidiaries that own the assets comprising The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, and Harrah's New Orleans (collectively the "Properties");

(ii)	50% of the ongoing management fees and any termination fees payable under property management agreements to be entered between a CEOC subsidiary and the owners of each of the Properties; and

(iii)	certain intellectual property that is specific to each of the Properties.
In May 2014, CEOC completed the CEOC-CGP LLC Property Transaction for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments. The debt assumed consisted of the $185.0 million Bill's Credit Facility described in Note 8, "Debt." Consistent with the 2013 sale of Planet Hollywood Las Vegas, this transaction was accounted for as a reorganization of entities under common control, with CEOC results being reflective of the sold properties through the date of the sale and CGP LLC reflecting results of the properties subsequent to the sale.
Under the terms of the agreements governing the CEOC-CGP LLC Property Transaction, each property is managed by CEOC. In addition, each property licenses enterprise-wide intellectual property from Caesars Licensing Company, LLC. CEOC receives ongoing management fees during the term of the related property management agreement consisting of a (i) base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year.
In addition to the above, the agreements governing the CEOC-CGP LLC Property Transaction also provide that CEC and CEOC will indemnify CGP LLC for certain obligations, including:

(i)	the failure of CEC and CEOC to perform or fulfill any of their covenants or breach any of their representations and warranties under the agreements;

(ii)	new construction and renovation of The Quad of up to 15% of amounts in excess of $223.1 million; and

(iii)	certain other agreed upon matters.
Related Financing Agreement
As disclosed in greater detail in Note 8, "Debt," in May 2014, CGP LLC entered into a First Lien Credit Agreement providing for a $1,175.0 million term loan and a $150.0 million revolving facility, and completed the offering of $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due May 2022.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Property and Equipment, Net

(In millions)	June 30, 2014	December 31, 2013
Land and land improvements	$6,251.5	$6,266.8
Buildings, riverboats, and improvements	7,337.9	6,668.1
Furniture, fixtures, and equipment	2,412.4	2,297.7
Construction in progress	465.0	824.6
	16,466.8	16,057.2
Less: accumulated depreciation	(3,009.4)	(2,819.3)
	$13,457.4	$13,237.9
Depreciation expense is included in depreciation and amortization, corporate expense, and loss from discontinued operations, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Depreciation expense	$139.7	$142.8	$268.7	$306.4
Tangible Asset Impairments
We recorded tangible asset impairment charges of $66.8 million in the first quarter of 2014, as result of our decision to close Harrah's Tunica, which is included in loss from discontinued operations. We recorded tangible asset impairment charges totaling $101.7 million in the second quarter of 2013, related to our land holdings in Biloxi, Mississippi, and a real estate project in Atlantic City, New Jersey.
Note 7 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2013	$730.0	$3,063.3	$2,757.7
Additions	49.9	14.1	—
Impairments	(1.9)	(15.3)	(42.7)
Amortization	(67.2)	—	—
Other	(7.8)	—	(3.5)
Balance as of June 30, 2014	$703.0	$3,062.1	$2,711.5
As a result of declining financial results in certain markets, we recorded impairment charges totaling $30.9 million in the first quarter of 2014, primarily related to gaming rights. In the second quarter of 2014, we recorded impairment charges of $15.3 million related to goodwill due to our decision to close a facility and $13.4 million related to trademarks due to lower than expected results. During the three and six months ended June 30, 2013, we recorded impairment charges related to certain gaming rights totaling $3.0 million and $23.0 million, respectively.
We determine the estimated fair values of our non-amortizing intangible assets by primarily using the Relief from Royalty Method and Excess Earnings Method under the income approach.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2014				December 31, 2013
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.5	$1,265.2	$(690.1)	$575.1	$1,268.1	$(645.5)	$622.6
Contract rights	3.4	86.1	(81.2)	4.9	97.6	(79.4)	18.2
Developed technology	2.9	187.9	(92.3)	95.6	138.3	(76.5)	61.8
Gaming rights	10.0	42.8	(16.7)	26.1	42.8	(15.4)	27.4
Trademarks	0.5	3.8	(2.5)	1.3	—	—	—
		$1,585.8	$(882.8)	703.0	$1,546.8	$(816.8)	730.0
Non-amortizing intangible assets
Gaming rights				1,131.0			1,159.5
Trademarks				1,580.5			1,598.2
				2,711.5			2,757.7
Total intangible assets other than goodwill				$3,414.5			$3,487.7

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 8—Debt
The following table presents our outstanding debt from a consolidated viewpoint. Accordingly, debt owed between consolidated entities is eliminated, and thus, is not considered outstanding. Therefore, it is excluded from the table below. See footnotes 3 and 5 to this table for greater detail.

Detail of Debt (Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
		June 30, 2014			December 31, 2013
CEOC Debt
Credit Facilities(10)
Term Loans B1 - B3 (1)	2015	5.25%	$29.0	$29.0	$29.0
Term Loan B4	2016	9.50%	955.0	945.0	948.1
Term Loan B5	2017	4.40% - 6.50%	991.9	989.6	989.3
Term Loan B6 (2)	2017	5.40% - 7.50%	2,431.9	2,403.2	2,399.9
Term Loan B7 (2)	2017	9.75%	1,750.0	1,736.9	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095.0	2,069.8	2,066.4
Senior Secured Notes	2020	8.50%	1,250.0	1,250.0	1,250.0
Senior Secured Notes	2020	9.00%	3,000.0	2,957.3	2,954.5
Second-Priority Senior Secured Notes	2018	12.75%	750.0	744.5	743.9
Second-Priority Senior Secured Notes	2018	10.00%	4,502.1	2,513.7	2,433.2
Second-Priority Senior Secured Notes	2015	10.00%	189.9	169.8	187.7
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	330.0
Capitalized Lease Obligations	to 2017	various	14.6	14.6	14.7
Subsidiary-Guaranteed Debt (3)
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.50%	11.5	11.5	10.9
Unsecured Senior Debt
5.625% (4)	2015	5.625%	364.4	340.3	328.3
6.5%	2016	6.50%	248.7	219.2	212.6
5.75%	2017	5.75%	147.9	118.5	115.0
Floating Rate Contingent Convertible Senior Notes	2024	0.24%	—	—	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	46.9	46.9	48.1
Other	2016 - 2021	0.00% - 6.00%	37.0	37.0	39.3
Total CEOC Debt (5)			19,624.4	17,405.4	15,579.7

CERP Debt
Secured Debt
CERP Senior Secured Loan (6)	2020	7.00%	2,487.5	2,440.3	2,449.7
CERP Revolver (6)	2018	8.25%	35.0	35.0	—
CERP First Lien Notes (6)	2020	8.00%	1,000.0	994.0	993.7
CERP Second Lien Notes (6)	2021	11.00%	1,150.0	1,141.2	1,140.8
Capitalized Lease Obligations	to 2017	various	12.3	12.3	5.4
Other Unsecured Borrowings
Other	2016	0.00% - 6.00%	17.7	17.7	21.3
Total CERP Debt			4,702.5	4,640.5	4,610.9

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Detail of Debt (continued) (Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
		June 30, 2014			December 31, 2013
CGP LLC Debt (7)
Secured Debt
CGP Term Loan(9)	2021	6.25%	1,175.0	1,141.8	—
Second-Priority Senior Secured Notes (9)	2022	9.375%	675.0	660.1	—
PHW Las Vegas Senior Secured Loan		—	—	—	456.1
Baltimore Credit Facility	2020	8.25%	262.5	252.6	214.5
Bill's Gamblin' Hall & Saloon ("Bill's) Credit Facility(8)	2019	11.00%	185.0	180.0	179.8
Capitalized Lease Obligations	to 2016	various	4.7	4.7	2.1
Other Unsecured Borrowing
Other	2014 - 2018	0.00% - 6.00%	58.0	56.7	57.6
Special Improvement District Bonds	2037	5.30%	14.5	14.5	14.8
Total CGP LLC Debt			2,374.7	2,310.4	924.9

Caesars Entertainment Other Unsecured Borrowing	2014	2.99%	1.5	1.5	—

Total Debt			26,703.1	24,357.8	21,115.5
Current Portion of Long-Term Debt			(148.3)	(148.3)	(197.1)
Long-Term Debt			$26,554.8	$24,209.5	$20,918.4
___________________

(1)	These Term Loans were paid in full subsequent to June 30, 2014. See "Repayment of 2015 Maturities" section below.

(2)	The Term B7 Loans have a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of our Term B5 and Term B6 Loans remain outstanding on such date.

(3)	Guaranteed by certain wholly owned subsidiaries of CEOC.

(4)
$784.9 million of $791.8 million in face value of this Unsecured Senior Debt was paid subsequent to June 30, 2014. See "Repayment of 2015 Maturities" section below. Approximately $427.3 million in face value of the 5.625% Notes due 2015 was held by CGP LLC, accordingly it is not presented as outstanding in the table above as Unsecured Senior Debt.

(5)
$1,146.8 million face value of debt issued by CEOC is held by other consolidated entities, substantially all of which is held by CGP LLC and $427.3 million was paid subsequent to June 30, 2014. See "Repayment of 2015 Maturities" section below. Accordingly, such debt is not considered outstanding in the above presentation. CEOC has an intercompany credit arrangement with CEC, the total outstanding amount of $260.4 million as of March 31, 2014 was repaid during the quarter ended June 30, 2014.

(6)	Guaranteed by Caesars Entertainment Resort Properties and its subsidiaries.

(7)
As of June 30, 2014 and December 31, 2013, under the CGP LLC debt structure, CIE has $39.8 million drawn under an arrangement with Caesars Entertainment. Accordingly, such debt is eliminated in consolidation.

(8)	The property that secured this debt was sold to CGP LLC in May 2014. See Note 5, "Property Transaction between CEOC and CGP LLC and Related Financing."

(9)	Guaranteed by an indirect subsidiary of Caesars Growth Partners, LLC and certain wholly owned subsidiaries of it.

(10)	Guaranteed by Caesars Entertainment.
As of June 30, 2014 and December 31, 2013, book values of debt are presented net of unamortized discounts of $2,345.3 million and $2,473.8 million, respectively.
As of June 30, 2014, our outstanding debt had a fair value of $22,245.7 million and a carrying value of $24,357.8 million. We calculated the fair value of the debt based on borrowing rates available as of June 30, 2014, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
CEOC Debt
Repayment of 2015 maturities
On July 29, 2014, Caesars Entertainment announced that CEOC had completed its previously announced cash tender offers for any and all of its 5.625% Senior Notes due 2015 and any and all of its 10.00% Second-Priority Senior Secured Notes due 2015. CEOC received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes and $103.0 million

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

aggregate principal amount of the 10.00% Notes by the expiration time. CEOC has accepted for purchase all of the notes validly tendered (and not validly withdrawn). CEOC has paid total consideration of $1,048.75 per $1,000 principal amount of the 5.625% Notes and total consideration of $1,022.50 per $1,000 principal amount of the 10.00% Notes, plus any accrued and unpaid interest from the last interest payment date to, but not including, the payment date. In addition, pursuant to previously announced note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC, CEOC purchased approximately $740.5 million in aggregate principal amount of the 5.625% Notes for a purchase price of $1,048.75 per $1,000 principal amount and approximately $83.2 million in aggregate principal amount of the 10.00% Notes for a purchase price of $1,022.50 per $1,000 principal amount, in each case, plus accrued and unpaid interest to, but not including, the closing date. As a result of the tender offers and the note purchases, CEOC retired approximately 99.1% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.
Bank Transactions
On July 25, 2014, CEOC announced it had closed on amendments to its senior secured credit facilities that, upon their closing, provided for the following (collectively, the "Bank Amendment"):

(i)
a modification of the financial maintenance covenant to increase the SSLR from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0 on a retroactive basis to 2008, accordingly this change is effective for our June 30, 2014 covenant compliance determination;

(ii)
exclusion of the Incremental Term Loans incurred after March 31, 2014 from the definition of SSLR for purposes of such covenant to bring the amount of senior notes excluded for SSLR covenant purposes from $3,700.0 million to $5,450.0 million;

(iii)
a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee is limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment; and

(iv)	a modification of certain other provisions of the senior secured credit facilities.
In addition, CEOC repaid approximately $794.6 million of outstanding term loans held by consenting lenders at par upon closing of the Bank Amendment.
CEOC Credit Facilities Activity
In June 2014, CEOC completed the offering of $1,750.0 million of incremental term loans ("Incremental Term Loans") due March 1, 2017, with a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of CEOC's Term B5 or Term B6 Loans remain outstanding on such date. The net proceeds of the Incremental Term Loans were deposited in escrow and remained in escrow until all the escrow conditions were satisfied on July 25, 2014. The Incremental Term Loans require scheduled quarterly repayments of $4.4 million beginning in the third quarter of 2014.
As of June 30, 2014, CEOC's Credit Facilities provide for senior secured financing of up to $6,263.9 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,157.8 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106.1 million, including both a letter of credit sub-facility and a swingline loan sub-facility. There were no amounts outstanding under the revolving credit facility as of June 30, 2014 or December 31, 2013. The term loans under CEOC's Credit Facilities currently require scheduled quarterly payments of $2.5 million, excluding the Incremental Term Loans, with the balance due at maturity. Quarterly repayments increase to $11.1 million in first quarter 2015, excluding the Incremental Term Loans. As of June 30, 2014, the senior secured term loans are comprised of $29.0 million maturing January 2015, $955.0 million maturing October 2016, and $3,423.8 million maturing January 2018, excluding the Incremental Term Loans. Certain of these maturities were repaid in July 2014 as described in "Repayment of 2015 Maturities" described above. As of June 30, 2014, $106.1 million of the revolving credit facility matures January 28, 2017 and $99.2 million is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $6.9 million of additional borrowing capacity was available to the Company under its revolving credit facility as of June 30, 2014.
CEOC Notes Activity
Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed-rate debt, have semi-annual interest payments.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

If we were to exceed the SSLR, which could be an event of default under our Credit Facilities, as amended, under certain circumstances, we are allowed to apply any cash contributions received from CEC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, in order to cure any breach.
Based upon the effects of the Bank Amendment and our current operating forecast, including our ability to cure a breach of the SSLR, in certain circumstances, with cash contributions from CEC, we believe that we will have sufficient liquidity to fund our operations and meet our debt service obligations and that we will continue to be in compliance with the SSLR during the foreseeable future.
Restrictive Covenants and Other Matters
Under CEOC's Credit Facilities as amended by the Bank Amendment, we are required to satisfy and maintain specified financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Through June 30, 2014, the CEOC Credit Facilities required CEOC to maintain an SSLR of no more than 7.25 to 1.0, which is the ratio of CEOC's senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excluded up to $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted CEOC cash on hand, which was $2,146.6 million as of June 30, 2014. As of June 30, 2014, CEOC's SSLR was 4.61 to 1.0. Subsequent to the Bank Amendment described above, the ratio will also exclude the $1,750.0 million of Incremental Term Loans.
In addition to requiring compliance with a maximum net senior secured first lien debt leverage test, the CEOC Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting CEOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans, and advances; (v) consolidate, merge, sell, or otherwise dispose of all or any part of its assets or to purchase, lease, or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws, and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as "Designated Senior Debt."
We were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures as of June 30, 2014, as described above, after giving effect to the Bank Amendment, which increased the allowable SSLR to 7.25 to 1.0 from 4.75 to 1.0. As a result, and together with the terms of the Bank Amendment, we have a significant amount of room available under the SSLR and expect to continue to be in compliance with the CEOC SSLR during the foreseeable future.
Caesars Entertainment is not bound by any financial or negative covenants contained in CEOC’s credit agreement.
All borrowings under the CEOC Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under the CEOC Credit Facilities without ratably securing the retained notes.
The indenture and other agreements governing our cash pay debt and PIK toggle debt limit our (and most of our subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) engage in any business or own any material asset other than all of the equity interest of CEOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
CERP Debt
CERP Financing
In October 2013, CERP (i) completed the offering of $1,000.0 million aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and $1,150.0 million aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (together with the 8.0% first-priority senior secured notes due 2020, the "CERP Notes") and (ii) entered into a first lien credit

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

agreement governing a new $2,769.5 million senior secured credit facilities, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million ("CERP Term Loans") and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million (collectively, "Senior Secured Credit Facilities"). CERP pledged a significant portion of its assets as collateral under the Senior Secured Credit Facilities and the CERP Notes. The CERP Term Loans require scheduled quarterly payments of $6.3 million, with the balance due at maturity. As of June 30, 2014, there was $35.0 million in borrowings outstanding under the senior secured revolving credit facility, and no amounts were committed to outstanding letters of credit.
CERP Restrictive Covenants
The CERP Notes and CERP Term Loans include negative covenants, subject to certain exceptions, restricting or limiting the ability of CERP and operating companies under the CERP Financing to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates; and (viii) designate their subsidiaries as unrestricted subsidiaries.
The CERP Term Loans also contain certain customary affirmative covenants and require that CERP maintains an SSLR of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CERP Adjusted EBITDA"). This ratio also reduces the amount of first lien senior secured net debt by the amount of unrestricted cash on hand, for a test period. As of June 30, 2014, CERP's SSLR was 6.10 to 1.00.
CGP LLC Debt
CEOC-CGP LLC Property Transaction Notes
On April 17, 2014, subsidiaries of CGP LLC (the "Issuers") completed the offering of $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due May 1, 2022. The Issuers will pay interest on the CEOC-CGP LLC Property Transaction Notes at 9.375% per annum, semi-annually commencing in November 2014.
The Issuers may redeem the CEOC-CGP LLC Property Transaction Notes at their option, in whole or part, at any time prior to May 1, 2017, at a price equal to 100% of the principal amount of the CEOC-CGP LLC Property Transaction Notes redeemed plus accrued and unpaid interest to the redemption date and a "make-whole" premium. The Issuers may redeem the CEOC-CGP LLC Property Transaction Notes, in whole or in part, on or after May 1, 2017, at the redemption prices set forth in the indenture governing the CEOC-CGP LLC Property Transaction Notes (the "Indenture"). In addition, at any time and from time to time on or before May 1, 2017, the Issuers may choose to redeem in the aggregate up to 35% of the original aggregate principal amount of the CEOC-CGP LLC Property Transaction Notes (calculated after giving effect to the issuance of additional notes) at a redemption price equal to 109.375% of the principal amount thereof with the net proceeds of one or more equity offerings so long as at least 50% of the original aggregate principal amount of the CEOC-CGP LLC Property Transaction Notes (calculated after giving effect to any issuance of additional notes) remain outstanding after each such redemption.
The CEOC-CGP LLC Property Transaction Notes are senior secured obligations of the Issuers and rank equally and ratably in right of payment with all existing and future senior obligations and senior to all future subordinated indebtedness. Upon the release of funds from the Escrow Account, the CEOC-CGP LLC Property Transaction Notes will be guaranteed on a senior secured basis by subsidiaries of Caesars Growth Properties Holding, LLC (a CGP LLC subsidiary, and an Issuer) that are guarantors of a new senior secured credit facility to be entered into in connection with the CEOC-CGP LLC Property Transaction, and secured by a second-priority security interest, subject to permitted liens, in certain assets of the Issuers and such subsidiary guarantors. None of CGP LLC, CEC or CEOC will guarantee the CEOC-CGP LLC Property Transaction Notes.
The Indenture contains customary covenants that limit the Issuers’ (and their restricted subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions outlined in the Indenture. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding CEOC-CGP LLC Property Transaction Notes to be immediately due and payable.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Registration Rights Agreement - In connection with the issuance of the CEOC-CGP LLC Property Transaction Notes, the Issuers agreed to use their commercially reasonable efforts to register with the Securities and Exchange Commission notes having substantially identical terms as the CEOC-CGP LLC Property Transaction Notes on or prior to 365 days after the issue date of the CEOC-CGP LLC Property Transaction Notes, and effect and exchange of the CEOC-CGP LLC Property Transaction Notes for the newly registered notes.
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
First Closing Term Loan
On May 5, 2014, an indirect subsidiary of CGP LLC also entered into a $700.0 million term facility that, along with CGP LLC cash on hand, funded the purchase price of the First Closing for the Nevada Properties. This term loan was subsequently repaid in full in conjunction with the Second Closing of the CEOC-CGP LLC Property Transaction.
CGP First Lien Credit Facilities
On May 8, 2014, the Issuers entered into a First Lien Credit Agreement providing for a $1,175.0 million term loan (the "CGP Term Loan") and a $150.0 million revolving facility (the "CGP Revolving Credit Facility"). The CGP Term Loan matures in 2021 and requires quarterly payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. As of June 30, 2014, no borrowings were outstanding under the CGP Revolving Credit Facility, and $0.1 million is committed to outstanding letters of credit.
Borrowings under this agreement bear interest at a rate equal to, at the Issuers’ option, either:

(a)
LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or

(b)	a base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate as determined by the administrative agent under the Credit Agreement, and

(iii)
the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR Loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on the Borrower’s SSLR.

In addition, on a quarterly basis, the Issuers are required to pay each lender under the CGP Revolving Credit Facility a commitment fee in respect of any unused commitments under the CGP Revolving Credit Facility. The Issuers are also required to pay customary agency fees as well as letter of credit participation and other fees.
PHWLV, LLC Senior Secured Loan
In conjunction with the closing of the CEOC-CGP LLC Property Transaction, CGP LLC used $476.9 million of the net proceeds from the CGP Term Loan to repay all amounts outstanding under the senior secured term loan of PHWLV, LLC and we recognized a $27.5 million loss on early extinguishment of debt.
CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $47.7 million. The promissory notes are convertible into approximately 8,913 shares of CIE common stock. During the three months ended June 30, 2014, the majority of notes were extended to November 2014.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 9 — Stockholders' Equity and Loss Per Share
Common Stock
In March 2012, we filed a registration statement with the SEC to sell shares of common stock up to a maximum aggregate offering price of $500.0 million. Pursuant to an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, we may issue and sell up to 10.0 million shares of Caesars Entertainment's common stock from time to time. No shares have been issued or sold during 2014 under this equity distribution agreement. During the three and six months ended June 30, 2013, 900,493 shares were issued and sold. As of June 30, 2014, a total of 1,070,493 shares had been issued and sold for total proceeds of $15.6 million.
In April 2014, we sold 7.0 million shares of Caesars Entertainment's common stock at a price of $19.40 per share for total proceeds of $135.8 million (before expenses) pursuant to an underwriting agreement between Caesars Entertainment and Citigroup Global Markets Inc.
Noncontrolling Interests
CEOC Common Stock
On May 5, 2014, we sold 68.1 (68,100 on a post-split basis) of our shares of CEOC’s unregistered common stock to certain qualified institutional buyers for an aggregate purchase price of $6.2 million, which represented 5% of our ownership interest in CEOC. The CEOC shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released pursuant to the terms of the indentures. CEOC did not incur any expenses in connection with, and will not receive any proceeds from, this sale. We intend to use the net proceeds from the sale for general corporate purposes.
On May 30, 2014, CEOC effected a 1,000-for-1 split of its common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. Additionally, as described in Note 16, "Stock-Based Compensation," during the second quarter of 2014, CEOC granted 86,936 shares of its common stock to employees. As of June 30, 2014, CEC's ownership interest in CEOC was approximately 89%. We have allocated $744.1 million of accumulated stockholders’ deficit to the noncontrolling interests’ ownership in CEOC based upon the noncontrolling interests' ownership share as of June 30, 2014.
CBAC LLC
In February 2014, CGP LLC's joint venture, CR Baltimore Holdings ("CRBH"), sold a portion of its interest in CBAC Gaming, LLC, the entity which owns a majority of the interests in the Horseshoe Baltimore joint venture to Caves Valley Partners, an existing joint venture partner. CGP LLC received $12.8 million of the proceeds from the sale. The sale reduced CRBH's ownership from 51.8% to 41.4%.
Earnings/(Loss) Per Share
Basic loss per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and loss from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the three and six months ended June 30, 2014 and 2013, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted loss per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.
The following table shows the number of shares which were excluded from the computation of diluted loss per share as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Stock options	6.2	3.6	5.5	3.0
Restricted stock units and awards	1.3	—	1.3	—
Warrants	0.4	0.4	0.4	0.4
Total anti-dilutive potential common shares	7.9	4.0	7.2	3.4

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Reclassifications out of Accumulated Other Comprehensive Loss
During the six months ended June 30, 2013, we reclassified $4.1 million from AOCL to expense within write-downs, reserves, and project opening costs, net of recoveries and $2.2 million from AOCL to loss/(income) from discontinued operations. In addition, we reclassified $2.5 million from AOCL as an increase to interest expense.
Note 10 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated retail value of such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Food and Beverage	$158.7	$150.8	$320.5	$307.1
Rooms	106.0	109.7	213.1	217.6
Other	21.9	20.9	45.6	44.4
	$286.6	$281.4	$579.2	$569.1
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Food and Beverage	$119.6	$108.7	$238.7	$219.0
Rooms	41.2	41.7	84.1	84.4
Other	14.2	8.6	27.7	20.6
	$175.0	$159.0	$350.5	$324.0
Note 11 — Write-downs, Reserves, and Project Opening Costs, net of Recoveries

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Remediation costs	$3.2	$6.9	$7.2	$19.0
Divestitures and abandonments	6.7	12.1	15.3	13.9
Iowa dog racing exit costs (Note 3)	40.3	—	40.3	—
Project opening costs	11.3	2.9	24.4	4.6
Other	(4.8)	1.5	(6.5)	6.6
Total write-downs, reserves, and project opening costs, net of recoveries	$56.7	$23.4	$80.7	$44.1
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
Divestitures and abandonments include losses on divested or abandoned assets, demolition costs and costs associated with various projects that are determined to no longer be viable. Divestitures and abandonments during the three months ended June 30, 2014 primarily relate to exit costs associated with the planned closure of Showboat Atlantic City, as described in Note 3, "Dispositions, Divestitures, and Other Property Matters." Divestitures and abandonments during the six months ended June 30, 2014 also includes demolition costs associated with our renovation of The Cromwell in Las Vegas. During the three and six months ended June 30, 2013, divestitures and abandonments primarily related to lease exit costs in Biloxi, Mississippi.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Project opening costs represent costs associated with opening a new property or project.
Note 12 — Income Taxes
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Income tax benefit/(provision) applicable to:
Loss from continuing operations, before income taxes	$168.2	$113.2	$322.7	$402.6
Discontinued operations	—	2.5	—	6.2
Accumulated other comprehensive income/(loss)	—	0.3	(0.1)	(1.2)
Effective tax rate benefit	29.3%	35.7%	31.5%	51.6%
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
The effective tax rate benefit in the three months ended June 30, 2014 was unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations, the state deferred tax impact of combining the CERP properties for tax purposes, and the tax effect of the CEC sale of CEOC common stock. The effective tax rate benefit in the six months ended June 30, 2014 was unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations, partially offset by a tax benefit from the reversal of uncertain federal and state tax positions.  The effective rate benefit was higher for the six months ended June 30, 2013 primarily due to (i) a tax benefit from a capital loss generated during the first quarter of 2013, (ii) retroactive U.S. tax law changes which were enacted in January 2013 and (iii) a favorable tax ruling in Israel received in February 2013.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 13 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Investments	$91.4	$91.4	$—	$—
Accrued expenses and other current liabilities:
Derivative instruments	(87.0)	—	(87.0)	—

December 31, 2013
Assets:
Investments	$91.7	$91.7	$—	$—
Deferred credits and other:
Derivative instruments	(165.9)	—	(165.9)	—

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

(In millions)	June 30, 2014	December 31, 2013
Equity securities	$16.8	$19.6
Government bonds	74.6	72.1
Total investments	$91.4	$91.7
Gross unrealized gains and losses on marketable securities at June 30, 2014 and December 31, 2013 were not material.
Derivative Instruments
The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. As of June 30, 2014, derivative instruments are included in accrued expenses in our Consolidated Condensed Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability.
Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2014, we had eight interest rate swap agreements outstanding with notional amounts totaling $5,750.0 million that were not designated as accounting hedges. These interest rate swaps reset monthly or quarterly and expire on January 25, 2015. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Changes in the fair value of the swap agreements are recognized in interest expense.
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
We have an interest rate cap agreement which expires in December 2014 to partially hedge the risk of future increases in the variable rate of the CGPH Term Facility. The interest rate cap agreement is for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%. Changes in fair value of the interest rate cap are recognized in interest expense and the value of the interest rate cap was immaterial as of June 30, 2014 and December 31, 2013.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Impact on Consolidated Condensed Financial Statements
None of our derivative instruments are offset, and the fair values of assets and liabilities are recognized in the Consolidated Condensed Balance Sheets. As of June 30, 2014 and December 31, 2013, none of our derivative instruments were designated as accounting hedges.
Effect of Derivative Instruments on Net Loss and Comprehensive Loss

(In millions)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	Location of Loss Recognized in Net Loss	2014	2013	2014	2013
Amount of loss reclassified from AOCL into net loss (effective portion)	Interest expense	$—	$—	$—	$3.9
Effect of Non-designated Derivative Instruments on Net Loss

(In millions)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of Loss Recognized in Net Loss	2014	2013	2014	2013
Net periodic cash settlements and accrued interest (1)	Interest expense	$44.3	$42.8	$87.7	$85.0
Total expense related to derivatives	Interest expense	0.1	(2.8)	8.5	18.5
___________________

(1)	The derivative settlements under the terms of the interest rate swap agreements are recognized as interest expense and are paid monthly or quarterly.
Items Measured at Fair Value on a Non-recurring Basis
The following table shows the fair value of our assets and liabilities that are required to be measured at fair value as of June 30, 2014 and the total adjustments recorded on these items during the six months ended June 30, 2014:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Adjustments Loss/(Gain)
Intangible and tangible assets	$295.4	$—	$—	$295.4	$32.9
Contingent earnout liabilities	70.2	—	—	70.2	32.6
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
Note 14 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Contractual Commitments
As of June 30, 2014, our estimated interest payments for the rest of the year ended December 31, 2014 are $1,213.0 million, for the years ended December 31, 2015 through 2018 are $2,186.7 million, $2,120.1 million, $1,930.3 million, and $1,544.0 million, respectively, and our estimated interest payments thereafter are $2,079.6 million. See Note 8, "Debt."

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of June 30, 2014, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2013 10-K.
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
In December 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter. We were subsequently informed that our obligation under the Allocation Agreement was approximately $53.5 million, and that approximately $18.5 million relates to contributions for historical periods and approximately $35.0 million relates to estimated future contributions. We are currently assessing the information supporting Hilton’s calculation of total amounts due under the Allocation Agreement. We met with Hilton representatives in March 2014, have had discussions subsequently, and have requested additional financial information in order to adequately assess the claimed amounts. Because we have yet to receive and assess this additional information, we have not been able to revise our estimate. We cannot currently predict the ultimate outcome of this matter, but we continue to believe that we may have various defenses against such claims, including defenses as to the amount of liabilities.
Self-Insurance
We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves includes accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. As of June 30, 2014 and December 31, 2013, we had total self-insurance liability accruals of $220.0 million and $208.2 million, respectively.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of the Company received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating the Company’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, the Company has been informed that a federal grand jury investigation regarding the Company’s anti-money laundering practices and procedures is ongoing. The Company is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, the Company is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
Bondholder Disputes
On March 21, 2014, CEC, CEOC, CERP, Caesars Acquisition Company ("CAC"), and CGP LLC received a letter (the "March 21 Letter") from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provides for the asset transfers from subsidiaries of CEOC to CGP LLC of Planet Hollywood Las Vegas and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Linq that was consummated in 2013; and (c) the then-contemplated transfers by CEOC to CGP LLC of the Properties. The March 21 Letter does not identify the holders or

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

specify the amount of Second-Priority Secured Notes of CEOC or other securities that they may hold. The March 21 Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The March 21 Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable. CEC strongly believes there is no merit to the March 21 Letter’s allegations and will defend itself vigorously and seek appropriate relief now that an action has been brought, as discussed below.
On April 3, 2014, a letter was sent to CEC, the Board of Directors of CEC (the "CEC Board") and the Board of Directors of CEOC (the "CEOC Board" and, together with the CEC Board, the "Boards") (the "April 3 Letter") by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first priority senior secured notes (collectively, the "First Lien Group"), alleging, among other things, that CEC and CEOC improperly transferred or seek to transfer assets of CEC and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by CEC and its subsidiaries to CGP LLC of CIE and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Linq that was consummated in 2013 ((a) and (b) collectively, the "2013 Transactions"); and (c) the then-contemplated transfers by CEOC to CGP LLC of the Properties and formation of a new services joint venture between CEOC, CERP and CGP LLC to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contemplated Transaction"). The April 3 Letter asserts that the consideration provided by CGP LLC and CERP in connection with the 2013 Transactions and the Contemplated Transaction is inadequate and that CEC and CEOC were insolvent at the time the transactions were approved. The April 3 Letter claims that the First Lien Group consists of institutions that collectively hold in excess of $1.85 billion of CEOC’s first lien debt and that holders of an additional $880 million of CEOC’s first lien debt endorse and support the April 3 Letter. The April 3 Letter alleges, among other things, that these transactions represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The April 3 Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable, and requests a meeting with representatives of CEC and other parties to discuss these matters. CEC strongly believes there is no merit to the April 3 Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.
On June 5, 2014, CEOC received a Notice of Default and Reservation of Rights (the "Notice") from holders (the "Noteholders") purporting to own at least 30% in principal amount of CEOC’s outstanding 10.00% second-priority senior secured notes due 2018 (the "Notes") issued under the Indenture, dated April 15, 2009 (the "Indenture"), by and among CEOC, CEC and U.S. Bank National Association, as trustee (the "Trustee"). The Notice alleges that the following defaults have occurred and are continuing under the Indenture: (i) the transfers by CEOC and its subsidiaries to CGP LLC of The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, Harrah’s New Orleans and 50% of the ongoing management fees and any termination fees under the management agreements for these properties, which were consummated on May 5, 2014 and May 20, 2014, violated the asset sales covenant under the Indenture because, among other things and (ii) in violation of the Indenture, CEC denied and/or disaffirmed its obligations under the Indenture and/or its guarantee of the Notes by stating in its Current Report on Form 8-K dated May 6, 2014 that upon the sale of CEOC’s common stock to certain investors, CEC’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released (the "Guarantee Default"). The Notice alleges that the conditions to the release of CEC’s guarantee under the Indenture have not occurred and the alleged Guarantee Default constitutes an event of default under the Indenture as a result of CEOC’s failure to cure the default prior to May 16, 2014, as proscribed by the Indenture. The Notice claims that absent any immediate written notice and agreement from CEOC that it will promptly take all steps necessary to rescind the asset sales in order to comply with the Indenture, such default also constitutes an event of default under the Indenture. CEC strongly believes that no default or events of default have occurred under the Indenture.
On July 18, 2014, a letter was sent to outside counsel of CEOC (the "July 18 Letter") by the law firm acting on behalf of the First Lien Group alleging, among other things, that CEOC and the pledgors of assets under the collateral agreement entered into in connection with the senior notes held by the First Lien Group were not in compliance with the terms of the collateral agreement.
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the Notes, on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC, Caesars Acquisition Company, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and the Company and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage the Company or CEOC.
Note 15 — Supplemental Cash Flow Information
Reconciliation of Cash Paid for Interest

	Six Months Ended June 30,
(In millions)	2014	2013
Interest expense	$1,245.9	$1,114.7
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	9.7	(51.1)
Executive compensation and benefit plans	(3.9)	(9.3)
Capitalized interest	29.3	6.9
Debt issuance costs and fees	(26.1)	—
Other	0.1	(5.7)
Amortization of deferred finance charges	(19.3)	(28.2)
Net amortization of discounts and premiums	(164.1)	(141.8)
Amortization of accumulated other comprehensive loss	—	(4.3)
Rollover of PIK interest to principal	(0.6)	(0.6)
Change in derivative instruments due to cash settlements	79.2	66.5
Cash paid for interest	$1,150.2	$947.1
Note 16 — Stock-Based Compensation
Our stock-based compensation expense consists primarily of time-based and performance based stock options, restricted stock units and restricted stock awards that have been granted to management, other personnel and key service providers.
Stock-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Amounts included in:
Corporate expense	$11.7	$2.6	$18.5	$3.3
Property, general, administrative, and other	11.8	3.5	31.4	6.4
Total stock-based compensation expense	$23.5	$6.1	$49.9	$9.7

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Stock-Based Compensation Expense (Portion of Amounts Above Attributable to CIE)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Liability awards	$6.1	$1.8	$22.5	$2.3
Equity awards	2.0	0.8	3.9	1.6
Total	$8.1	$2.6	$26.4	$3.9
Liability-classified awards are remeasured to fair value at the end of each reporting period. Equity-classified awards are measured at fair value at the date of grant.
Stock Option Activity

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	8,463,811	$12.09
Granted	1,500,000	21.18
Exercised	(98,026)	11.00
Forfeited	(121,862)	8.78
Expired	(6,946)	12.51
Outstanding as of June 30, 2014	9,736,977	$13.53
Vested and expected to vest as of June 30, 2014	9,298,209	$13.27
Exercisable as of June 30, 2014	2,956,822	$14.04
Restricted Stock Unit Activity

	Units	Fair Value
Outstanding as of December 31, 2013	1,503,534	$13.74
Granted	1,136,515	21.18
Canceled	(42,639)	14.21
Vested	(371,151)	13.71
Outstanding as of June 30, 2014	2,226,259	$17.53
In addition to the restricted stock unit ("RSU") activity presented above, during the three months ended June 30, 2014 CIE granted 160 RSUs with a weighted-average grant date fair value per RSU of $9,950. During the six months ended June 30, 2014 CIE granted 548 RSUs with a weighted-average grant date fair value per RSU of $8,923. As of June 30, 2014, CIE had 7,068 RSUs outstanding with a weighted-average grant date fair value per RSU of $4,815.
Restricted Common Stock Awards
For the year ended December 31, 2012, the Company granted 50,000 shares of restricted common stock to an executive officer of the Company under the Company's 2012 Incentive Plan. The restricted common stock vests annually in equal amounts over two years. As of June 30, 2014 and December 31, 2013, 25,000 shares of restricted common stock were outstanding, respectively. For the six months ended June 30, 2014 and 2013, there were no shares of restricted common stock granted.
Caesars Entertainment Operating Company Stock-Based Compensation Plan
In May 2014, the CEOC Board of Directors adopted the Caesars Entertainment Operating Company, Inc. 2014 Performance Incentive Plan ("2014 Incentive Plan"). All CEOC share-based compensation programs are managed under this plan and are classified as either equity or liability-based instruments dependent on the terms and conditions of each of the awards. Equity-classified instruments are measured at their fair value at their date of grant and liability-classified instruments are re-measured at their fair value at each reporting date for accounting purposes. During the three and six months ended June 30, 2014, we granted 86,936 shares of CEOC common stock with a fair value of $90.31 per share and recognized a total of $7.5 million in share-based compensation expense and $0.4 million was charged to non-consolidated managed entities.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Caesars Acquisition Company Stock-Based Compensation Plan
On April 9, 2014, the CAC Board of Directors approved the CAC Equity-Based Compensation Plan for officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries (the "CAC Equity Plan"). Under the CAC Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to CAC Class A Common Stock, par value $0.001 per share (the "CAC Common Stock") to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The CAC Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of CAC Common Stock that may be delivered pursuant to awards under the CAC Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the CAC Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the CAC. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as stock-based compensation expense by CEC, totaling $2.7 million for the quarter ended June 30, 2014. Upon issuance of shares pursuant to this plan, such shares will be contributed by CAC to CGP LLC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares.
Note 17 — Related Party Transactions
Management fees with Sponsors
Caesars Entertainment has a services agreement with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the "Sponsors"), relating to the provision of financial and strategic advisory services and consulting services. We pay a monitoring fee for management services and reimburse the Sponsors for expenses they incur related to these management services. The fees paid to the Sponsors are included in corporate expense. The Sponsors granted a waiver of the monitoring fees due for 2014. The total fees for the three and six months ended June 30, 2013 were $7.5 million and $15.0 million, respectively.
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
CGP LLC Property Transaction
On May 5, 2014, CEOC, CEC, CAC and CGP LLC entered into the CGP LLC Property Transaction. Pursuant to the terms of the CGP LLC Property Transaction, CEOC sold the following to CGP LLC: (i) the Properties, (ii) 50% of the ongoing management fees and any termination fees payable under property management agreements entered between a CEOC subsidiary and the owners of each of the Properties and (iii) certain intellectual property that is specific to each of the Properties. CEOC completed the above sale for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments. Under the terms of the agreements governing the CGP LLC Property Transaction, each property will be managed by CEOC. In addition, each property will license enterprise-wide intellectual property from Caesars Licensing Company, LLC ("CLC"). Upon implementation of the services joint venture described below and receipt of regulatory approvals, CEOC will assign the management agreements to CES (as defined below), and CLC will grant to CES licenses with respect to the enterprise-wide intellectual property. CEOC will receive 50% of the ongoing management fees during the term of the related property management agreement consisting of (i) a base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year.
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, CEC, CEOC, CERP, and Caesars Growth Properties Holdings, LLC ("CGPH" and together with CERP and CEOC, the "Members" and each a "Member") entered into a services joint venture, Caesars Enterprise Services, LLC ("CES"). Subject to required regulatory approvals, CES will manage certain Enterprise Assets (as defined hereafter) and the other assets it will own, license or control, and employ the corresponding employees and other employees who currently provide services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to properties will be allocated to CEOC, CERP, and CGPH by CES according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

expenses will be allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which will grant licenses to the Members and certain of their affiliates in connection with the formation of CES upon implementation of the Services joint venture described above and receipt of regulatory approvals. Initial contributions by the Members will include cash contributions by CERP and CGPH of $42.5 million and $22.5 million, respectively. CEOC will transition certain CEOC executives and employees to CES and the services of such employees will be available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Upon approval, under the Omnibus Agreement, CEOC, CLC, Caesars World, Inc. ("CWI") and subsidiaries of CEOC that are the owners of the CEOC properties will grant CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards® program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the "Enterprise Assets"). CEOC, CLC and CWI will also grant CES non-exclusive licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CEOC or its subsidiaries.
CES will grant to the properties owned or controlled by the Members and their respective affiliates non-exclusive licenses to the Enterprise Assets, and with respect to the Harrah’s New Orleans and Bally’s Las Vegas managed facilities, an exclusive (subject to geographic restrictions) license in and to the "Harrah’s" and "Bally’s" names. CES will also grant to CEOC, CLC, CWI and the properties owned or controlled by the Members, licenses to any intellectual property that CES develops or acquires that is not derivative of the intellectual property licensed to it. CES will also grant to CEOC, CLC and CWI a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
World Series of Poker ("WSOP") Trademarks
CIE owns the WSOP trademarks and associated rights. CEOC has a perpetual, royalty-free license to use the WSOP trademarks in connection with operating WSOP branded poker rooms and selling certain WSOP branded retail items. Under a Trademark License Agreement entered into in 2011, CEC pays CIE $2.0 million per year for the right to host the WSOP tournaments at the Rio All-Suites Hotel & Casino in Las Vegas or at such other property agreed to by the parties. CEC also has the right to host a number of WSOP circuit events at CEC affiliate properties under a Circuit Event Agreement with CIE. CEC must pay CIE $75,000 for each such circuit event. Both the Trademark License Agreement and Circuit Event Agreement expire on September 1, 2016, unless terminated earlier pursuant to the terms of each agreement.
Note 18 — Subsequent Events
Incremental Term Loans
As described more fully in Note 8, "Debt," in June 2014, CEOC completed the offering of $1,750.0 million of Incremental Term Loans due March 1 2017, and the net proceeds were deposited in and remained in escrow until certain escrow conditions were satisfied on July 25, 2014. Subsequent to this satisfaction of escrow conditions, the Incremental Term Loans were assumed by us and became Incremental Term Loans governed by and incorporated into the Credit Facilities, as amended. We used the net cash proceeds from the Incremental Term Loans to complete the previously announced cash tender offers and repayment of 2015 maturities, as described below.
Bank Transactions
On July 25, 2014, CEOC’s previously announced Bank Amendment became effective. As described more fully in Note 8, "Debt," the Bank Amendment amends CEOC's Second Amended and Restated Credit Agreement, dated as of March 1, 2012.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Repayment of 2015 Maturities
On July 29, 2014, CEOC completed its previously announced cash tender offers to purchase any and all of the outstanding $791.8 million aggregate principal amount of CEOC’s 5.625% Senior Notes and any and all of the outstanding $189.9 million aggregate principal amount of CEOC’s 10.00% Second-Priority Senior Secured Notes.
CEOC received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes and $103.0 million aggregate principal amount of the 10.00% Notes, and paid total consideration of $1,048.75 per $1,000 principal amount of the 5.625% Notes and total consideration of $1,022.50 per $1,000 principal amount of the 10.00% Notes, plus any accrued and unpaid interest from the last interest payment date to, but not including, the payment date.
In addition, CEOC purchased from a significant third-party holder and a subsidiary of CGP LLC approximately $740.5 million in aggregate principal amount of the 5.625% Notes for a purchase price of $1,048.75 per $1,000 principal amount and approximately $83.2 million in aggregate principal amount of the 10.00% Notes for a purchase price of $1,022.50 per $1,000 principal amount, in each case, plus accrued and unpaid interest to, but not including, the closing date.
As a result of the above transactions, CEOC has retired approximately 99.1% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.
First and Second Lien Note Holder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018, on behalf of itself and, it alleges, derivatively on behalf of Caesars Entertainment Operating Company, Inc., filed a lawsuit in the Court of Chancery in the State of Delaware against the Company and Caesars Entertainment Corporation ("Caesars"), Caesars Growth Partners, LLC, Caesars Acquisition Company, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to the Company; (4) a declaration that Caesars remains liable under the parent guarantee formerly applicable to the 10% Second-Priority Senior Secured Notes due 2018; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. The Company believes this lawsuit is without merit and will defend itself vigorously.
On August 5, 2014, the Company issued a press release announcing that it, along with Caesars, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of the Company and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages, (2) a declaration that no default or event of default has occurred or is occurring and the Company and Caesars have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage the Company or Caesars.
Registration Rights Agreement
On August 6, 2014, CEOC entered into that certain Registration Rights and Cooperation Agreement (the "Registration Rights Agreement"), by and between CEOC and CAC. Pursuant to the Registration Rights Agreement, CEOC grants CAC registration rights to, and agrees to assist and cooperate with CAC in conducting a possible private placement of, the CEOC 6.50% Senior Notes due 2016 (the "6.50% Senior Notes") and the CEOC 5.75% Senior Notes due 2017 (the "5.75% Senior Notes," and, together with the 6.50% Senior Notes, the "Senior Notes") received by CAC, pursuant to the Notes Distribution (as defined below) made by CGP LLC, a direct subsidiary of CAC.
Pursuant to the Registration Rights Agreement, CEOC has agreed to (i) prepare a "shelf" registration statement (the "Shelf Registration Statement"), (ii) use commercially reasonable efforts to have the Shelf Registration Statement declared effective by the Securities Exchange Commission (the "SEC") and (iii) use commercially reasonable efforts to maintain the effectiveness of the Shelf Registration Statement, as further specified in the Registration Rights Agreement.
In the event that CEOC fails to file (on or before October 31, 2014), has not filed (on or before October 31, 2014) or fails to maintain the effectiveness of the Shelf Registration Statement, CAC may request that (i) CEOC register all or part of the Senior

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Notes under the Securities Act of 1933 and/or (ii) CEOC assist and cooperate in the conducting of a private placement of the Senior Notes received by CAC pursuant to the Notes Distribution, subject to certain black-out periods.
In addition to the provisions discussed above, the Registration Rights Agreement also includes provisions concerning registration procedures and indemnification and contribution obligations, amongst other things.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 10-K").
Note references are to the notes to consolidated financial statements included in Item 1, "Unaudited Financial Statements."
Property Aggregation
The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company's casino properties (as of June 30, 2014 or otherwise noted below), have been grouped into their major categories, as shown below, to facilitate discussion of the Company's operating results.

Property	Location	Type of Casino
			Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms & Suites
CEOC OWNED AND MANAGED
Bally’s Atlantic City	Atlantic City, N.J.	Land-based	124,100	1,940	170	1,260
Caesars Atlantic City	Atlantic City, N.J.	Land-based	119,700	1,750	150	1,140
Caesars Palace Las Vegas	Las Vegas, Nev.	Land-based	139,200	1,330	190	4,250
Harrah's Gulf Coast	Biloxi, Miss.	Dockside	31,300	630	30	490
Harrah’s Council Bluffs	Council Bluffs, Iowa	Land-based	25,000	590	20	250
Harrah’s Joliet (a)	Joliet, Ill.	Dockside	38,900	1,100	30	200
Harrah’s Lake Tahoe	Lake Tahoe, Nev.	Land-based	45,100	830	70	510
Harrah’s Metropolis	Metropolis, Ill.	Dockside	31,000	1,150	30	260
Harrah’s North Kansas City	N. Kansas City, Mo.	Dockside	60,100	1,500	60	390
Harrah’s Philadelphia (a)	Chester, Pa.	Harness racing and land-based casino	112,600	2,800	130	—
Harrah’s Reno	Reno, Nev.	Land-based	40,200	750	40	930
Harveys Lake Tahoe	Lake Tahoe, Nev.	Land-based	44,200	740	70	740
Horseshoe Bossier City	Bossier City, La.	Dockside	28,100	1,370	70	600
Horseshoe Council Bluffs (b)(l)	Council Bluffs, Iowa	Greyhound racing and land-based casino	78,800	1,600	70	—
Horseshoe Hammond	Hammond, Ind.	Dockside	108,200	2,960	155	—
Horseshoe Southern Indiana	Elizabeth, Ind.	Dockside	86,600	1,720	100	500
Horseshoe Tunica	Tunica, Miss.	Dockside	63,000	1,210	90	510
Hot Spot Oasis	Las Vegas, Nev.	Land-based	1,000	15	—	—
Louisiana Downs	Bossier City, La.	Thoroughbred racing facility and land-based casino	12,000	1,050	—	—
Showboat Atlantic City(k)	Atlantic City, N.J.	Land-based	124,700	2,190	110	1,330
Tunica Roadhouse	Tunica, Miss.	Dockside	31,000	750	30	130

Property	Location	Type of Casino
			Casino Space– Sq. Ft.	Slot Machines		Table Games	Hotel Rooms & Suites
CEOC MANAGED
Caesars Cairo	Egypt	Land-based	5,500	30		20	—
Caesars Windsor (c)	Ontario, Canada	Land-based	100,000	2,270		90	760
Harrah’s Ak-Chin	Phoenix, Ariz.	Indian Reservation	48,800	1,110		30	300
Harrah’s Cherokee	Cherokee, N.C.	Indian Reservation	176,800	3,690		150	1,110
Harrah’s Rincon	San Diego, Calif.	Indian Reservation	72,900	1,710		70	670
Horseshoe Cincinnati (e)	Cincinnati, Ohio	Land-based	100,000	1,960		120	—
Horseshoe Cleveland (e)	Cleveland, Ohio	Land-based	96,000	1,670		120	—
The London Clubs Cairo-Ramses	Egypt	Land-based	2,700	40		20	—
ThistleDown Racino (e)	Cleveland, Ohio	Land-based	71,700	1,160		—	—

CERP OWNED - CEOC MANAGED
Flamingo Las Vegas	Las Vegas, Nev.	Land-based	72,300	1,220		120	3,460
Harrah’s Atlantic City	Atlantic City, N.J.	Land-based	155,100	2,320		180	2,590
Harrah’s Las Vegas	Las Vegas, Nev.	Land-based	90,600	1,280		100	2,530
Harrah’s Laughlin	Laughlin, Nev.	Land-based	56,000	950		40	1,510
Paris Las Vegas	Las Vegas, Nev.	Land-based	95,300	1,020		90	2,920
Rio All-Suites Hotel & Casino	Las Vegas, Nev.	Land-based	117,300	1,050		90	2,520

CGP LLC OWNED - CEOC MANAGED
Bally’s Las Vegas (f)	Las Vegas, Nev.	Land-based	66,200	1,000		70	2,810
The Cromwell (f)(g)	Las Vegas, Nev.	Land-based	40,000	200	30	30	170
Harrah’s New Orleans (f)	New Orleans, La.	Land-based	125,100	1,810		140	450
Horseshoe Baltimore (h)	Baltimore, Md.	Land-based	—	—		—	—
Planet Hollywood	Las Vegas, Nev.	Land-based	64,500	1,100		100	2,500
The Quad (f)(g)(i)	Las Vegas, Nev.	Land-based	44,600	800		70	1,300

CEOC OWNED - INTERNATIONAL
Conrad Punta del Este Resort and Casino (d)	Uruguay	Land-based	—	—		—	—
Alea Glasgow	United Kingdom	Land-based	15,000	50		30	—
Alea Nottingham	United Kingdom	Land-based	10,000	50		20	—
The Casino at the Empire	United Kingdom	Land-based	20,900	120		50	—
Emerald Safari (a)	South Africa	Land-based	37,700	550		40	190
Manchester235	United Kingdom	Land-based	11,500	40		40	—
Playboy Club London	United Kingdom	Land-based	6,200	30		20	—
Rendezvous Brighton	United Kingdom	Land-based	7,800	70		30	—
Rendezvous Southend-on-Sea	United Kingdom	Land-based	8,700	50		20	—
The Sportsman	United Kingdom	Land-based	5,200	40		20	—
____________________

(a)	We have a majority ownership interest in and manage this property.

(b)	The property is leased to the operator and managed by CEOC.

(c)	We operate this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(d)	We have a majority ownership in this property but do not manage it. Our ownership is accounted for as an equity method investment.

(e)	We have a 20% interest in the entity that owns this property and we manage this property.

(f)	CEOC sold this property to CGP LLC in May 2014. See Note 5, "Property Transaction between CEOC and CGP LLC and Related Financing."

(g)	This property reopened in May 2014.

(h)	We will manage the property upon its opening, which is expected in August 2014.

(i)	Includes O'Shea's Casino, which reopened in May 2014.

(j)	Harrah's Tunica was closed on June 2, 2014.

(k)	On June 27, 2014, we announced that we will close Showboat Atlantic City effective August 31, 2014.

(l)	We will cease greyhound racing at this facility by December 31, 2015. See Note 3, "Dispositions, Divestitures, and Other Property Matters."

Summary of 2014 Events
Sale of CEOC Common Stock. On May 5, 2014, Caesars Entertainment completed the sale of 68.1 (68,100 on a post-split basis) of its shares of CEOC’s unregistered common stock to certain qualified institutional buyers. Caesars Entertainment received an aggregate purchase price of $6.2 million for the CEOC Shares. The CEOC shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released.
CEOC Common Stock Split. On May 30, 2014, CEOC effected a 1,000-for-1 split of its common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. As of June 30, 2014, CEOC had 1.4 million shares issued and outstanding.
Incremental Term Loans. In June 2014, CEOC completed the offering of $1,750.0 million of Incremental Term Loans due January 2018. The net proceeds of the Incremental Term Loans were deposited in escrow and remained in escrow until all the escrow conditions were satisfied on July 25, 2014.
Repayment of 2015 maturities. On July 29, 2014, Caesars Entertainment announced that CEOC had completed its previously announced cash tender offers for any and all of its 5.625% Senior Notes due 2015 and any and all of its 10.00% Second-Priority Senior Secured Notes due 2015, subject to financing and other conditions. CEOC received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes and $103.0 million aggregate principal amount of the 10.00% Notes by the Expiration Time. CEOC has accepted for purchase all of the notes validly tendered (and not validly withdrawn). CEOC has paid total consideration of $1,048.75 per $1,000 principal amount of the 5.625% Notes and total consideration of $1,022.50 per $1,000 principal amount of the 10.00% Notes, plus any accrued and unpaid interest from the last interest payment date to, but not including, the payment date. In addition, pursuant to previously announced note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC, CEOC purchased from these parties approximately $740.5 million in aggregate principal amount of the 5.625% Notes for a purchase price of $1,048.75 per $1,000 principal amount and approximately $83.2 million in aggregate principal amount of the 10.00% Notes for a purchase price of $1,022.50 per $1,000 principal amount, in each case, plus accrued and unpaid interest to, but not including, the closing date. As a result of the tender offers and the Note Purchases, the Issuer has retired approximately 99.1% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.
Bank Amendment. On July 25, 2014, CEOC announced it satisfied all requirements related to certain amendments to its senior secured credit facilities that among other things: (i) modified the financial maintenance covenant to increase the leverage ratio level, (ii) excluded the new incremental term loans from the definition of "Senior Secured Leverage Ratio" for purposes of such covenant, and (iii) modified CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment.
Property Transactions
Property Openings
During the second quarter 2014, we opened The Cromwell, including Drai’s and Giada, and we made considerable progress on the renovation of The Quad. During the first quarter 2014, we completed the opening of The LINQ, O'Shea's casino, and the High Roller.
Property Sales
Sale of Certain Properties from CEOC to CGP LLC. CEOC completed the sale to CGP LLC of Bally’s Las Vegas, The Cromwell and The Quad Resort & Casino on May 5, 2014, and the sale of Harrah’s New Orleans on May 20, 2014. CGP LLC acquired the four properties from CEOC for an aggregate purchase price of $2,000.0 million minus assumed debt and closing adjustments from available cash on hand and the proceeds of $1,175.0 million of term loans financed by Caesars Growth Properties Holdings, LLC, an indirect subsidiary of CGP LLC.
Property Closures
Gaming activity in the U.S. has declined since 2007 while regional competition and supply has increased. These market dynamics have negatively impacted our regional and consolidated results. In response to these conditions, we have closed two properties and have announced the closure of a third property, as follows:

Harrah's Tunica. On June 2, 2014, we permanently closed Harrah's Tunica. As a result, we recorded intangible and tangible asset impairment charges totaling $68.0 million and $10.9 million related to accrued exit costs.
Showboat Atlantic City. On June 27, 2014, we announced that we will close Showboat Atlantic City effective August 31, 2014. As a result, we recorded a $4.8 million charge related to accrued exit costs.
Other Matters
Iowa Dog Racing Legislation. As a result of new legislation passed in May 2014 in the State of Iowa, we are required to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation also requires that we pay a total of $65.0 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning on January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The present value of the liability related to the exit costs was $40.3 million as of June 30, 2014.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards.
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
Basis of Presentation
In the discussion below, the words "Company" "Caesars," "Caesars Entertainment," "CEC," "we," "our," and "us" refer to Caesars Entertainment Corporation and its consolidated entities, unless otherwise stated or the context requires otherwise.
The financial results presented herein include Caesars with its consolidated entities, Caesars Entertainment Operating Company, Inc. ("CEOC") and Caesars Entertainment Resort Properties ("CERP"), and Caesars Growth Partners, LLC ("CGP LLC"), which is consolidated as a variable interest entity.
Due to CEOC's continuing involvement with The LINQ and Octavius Tower of Caesars Palace Las Vegas, CEOC continued to consolidate both of these properties and their related net assets and income statement impacts into CEOC's financial results subsequent to CERP's ownership of this property in October 2013, through May 5, 2014, at which point CEOC no longer consolidated the results of The LINQ. CEOC continues to consolidate the results of the Octavius Tower.
CEOC results herein are presented on a consolidated view, which eliminates the impact of consolidating The LINQ and Octavius Tower subsequent to their transfer from CEOC to CERP. This transaction has been accounted for as a financing transaction in accordance with GAAP instead of as a completed real estate sale. This accounting treatment results in these properties being reported as part of both CEOC and CERP on a standalone basis, and therefore, they are not presented within the CEOC results in this Management’s Discussion and Analysis. In addition, the CEOC results discussed below give effect to any adjustments recorded to present CEOC on a standalone basis, with other consolidating or eliminating adjustments being presented in "Other" in the following tables. During the fourth quarter 2013, the Company recast prior CEOC results to reflect a number of items necessary to present CEOC on a standalone basis, including: (1) changes in accounting for income taxes to a standalone basis of reporting, (2) a change in methodology for pension accounting to the immediate recognition method of accounting for actuarial gains and losses, (3) a correction of prior period errors in CEOC financial reports for intercompany insurance, and (4) a correction of previously identified immaterial errors. These adjustments were reflected on CEOC's standalone reporting and did not impact consolidated CEC results.
CGP LLC results below are reflective of CGP LLC as consolidated into CEC results; accordingly the results of the four properties that CGP LLC acquired in 2014 from CEOC are included in CGP LLC only after the date of acquisition. As a result, the presentation of CGP LLC's results in this filing differs from the financial statement information of CGP LLC presented in "Caesars Growth Partners Results" and CGP LLC's presentation of its results on a stand-alone basis.
"Other" includes consolidating adjustments, eliminating adjustments and other adjustments to reconcile to consolidated CEC results. For example, management fees paid to CEOC related to Planet Hollywood by CGP LLC are included in CEOC adjusted net revenues below, and eliminated in Other.
Consolidated Operating Results

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Casino revenues	$1,378.3	$1,404.3	(1.9)%	$2,715.6	$2,867.9	(5.3)%
Net revenues	2,185.5	2,121.3	3.0%	4,254.7	4,228.0	0.6%
Income from operations	106.3	132.4	(19.7)%	248.3	277.6	(10.6)%
Loss from continuing operations, net of income taxes	(406.5)	(204.2)	(99.1)%	(702.5)	(377.5)	(86.1)%
Loss from discontinued operations, net of income taxes	(26.4)	(5.0)	*	(113.1)	(48.7)	(132.2)%
Net loss attributable to Caesars	(466.4)	(212.2)	(119.8)%	(852.9)	(430.1)	(98.3)%
Operating Margin (1)	4.9%	6.2%	(1.3) pts	5.8%	6.6%	(0.8) pts
Property EBITDA (2)	$472.5	$492.8	(4.1)%	$885.7	$979.9	(9.6)%
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of our discontinued operations disclosed in Note 3, "Dispositions, Divestitures, and Other Property Matters."
___________________

*	Not meaningful

(1)	Operating margin is calculated as income/(loss) from operations divided by net revenues.

(2)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net loss attributable to Caesars to Property EBITDA.

Three Months Ended June 30, 2014 compared with June 30, 2013
Net Revenues - Category

	Three Months Ended June 30,		Increase/(Decrease)
	2014	2013	$	%
Casino	$1,378.3	$1,404.3	$(26.0)	(1.9)%
Food and beverage	387.0	381.0	6.0	1.6%
Rooms	315.0	317.3	(2.3)	(0.7)%
Management fees	14.7	17.2	(2.5)	(14.5)%
Other	305.3	212.4	92.9	43.7%
Reimbursed management costs	71.8	70.5	1.3	1.8%
Less: casino promotional allowances	(286.6)	(281.4)	(5.2)	(1.8)%
Net revenues	$2,185.5	$2,121.3	$64.2	3.0%

Consolidated net revenues increased 3.0% in 2014 compared with the 2013 quarter, primarily due to growth in the social and mobile gaming business of Caesars Interactive Entertainment, Inc. ("CIE"), partially offset by a 1.9% decline in casino revenues. The opening of The LINQ (within CERP) at the end of the first quarter 2014 and the opening of The Cromwell (within CGP LLC during the second quarter 2014 has also increased revenues over the comparable prior year period. CEOC completed the sale of four properties (The Cromwell, Bally's Las Vegas, The Quad Resort & Casino, and Harrah's New Orleans) to CGP LLC in May 2014, following the sale of Planet Hollywood Resort & Casino to CGP LLC in October 2013. The sales of these five properties (the "Property Sales") drove an increase in CGP LLC results and a related decrease in CEOC results.
Net Revenues - Ownership Structure

	Three Months Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
CEOC	$1,362.3	$1,537.5	$(175.2)	(11.4)%
CERP	538.2	526.5	11.7	2.2%
CGP LLC	352.5	72.3	280.2	*
Parent	17.7	17.6	0.1	0.6%
Other	(85.2)	(32.6)	(52.6)	(161.3)%
Total	$2,185.5	$2,121.3	$64.2	3.0%
____________________

*	Not meaningful
CEOC net revenues declined $175.2 million, or 11.4%, compared with the prior year quarter, primarily due to a decline in casino revenue of $129.7 million, or 11.7%, mainly due to the Property Sales and the partial sale of our Conrad Punta del Este casino in Uruguay (the "Conrad") in the second quarter 2013, as well as the persistent softness in certain regional markets and Atlantic City. These decreases are partially offset by particularly strong results at Caesars Palace Las Vegas on VIP baccarat play and favorable hold. The regional markets and Atlantic City together experienced a decline of 8.3% in net revenues in the second quarter compared with the prior year, excluding the impact of the Property Sales.
CERP net revenues increased $11.7 million, or 2.2%, compared with the prior year quarter. Revenues increased from the opening of The LINQ and the High Roller in 2014 and the resulting third party revenues. Partially offsetting this increase was a casino revenue decline totaling $16.6 million or 5.6%, on unfavorable hold and lower volumes, in particular slot volumes in Atlantic City.
CGP LLC net revenues increased $280.2 million compared with the 2013 quarter, due to strong growth in the social and mobile games business at CIE and the inclusion of revenues since the date of the acquisitions of the five properties CGP LLC acquired from CEOC. CIE’s social and mobile gaming business increased net revenues $70.6 million for second quarter 2014 compared with the same period in 2013 as a result of CIE’s first quarter 2014 acquisition of Pacific Interactive and continued strength in its existing offerings.
The revenues generated by the acquired casino properties subsequent to their acquisition by CGP LLC were $207.9 million in the second quarter of 2014 while there were no comparable revenues for CGP LLC in 2013, as the acquisitions occurred subsequent to June 30, 2013 as previously described. When viewing the five properties sold by CEOC to CGP LLC as a group on a comparable quarter basis, without regard to ownership structure and timing of property sales, these properties had an increase in net revenues totaling $35.4 million, or 13.7%, in the second quarter, driven by growth in casino revenues as well as food and beverage and entertainment offerings at Planet Hollywood and the opening during the quarter of The Cromwell, which had no revenue in the comparable quarter in 2013.

Income from Operations - Category

	Three Months Ended June 30,		Variance (1)
(Dollars in millions)	2014	2013	$	%
Net revenues	$2,185.5	$2,121.3	$64.2	3.0%

Operating expenses
Impairment of intangible and tangible assets	32.9	104.7	71.8	68.6%
Property, general, administrative, and other	565.1	509.8	(55.3)	(10.8)%
Acquisition and integration costs	47.2	2.2	(45.0)	*
Write-downs, reserves, and project opening costs, net of recoveries	56.7	23.4	(33.3)	(142.3)%
Corporate expense	68.2	41.3	(26.9)	(65.1)%
All other operating expenses	1,309.1	1,307.5	(1.6)	(0.1)%
Income from operations	$106.3	$132.4	$(26.1)	(19.7)%
___________________

*	Not meaningful

(1)	Presented as the favorable or (unfavorable) impact on income from operations.
Consolidated income from operations was $106.3 million compared with $132.4 million in the 2013 quarter, with the decline driven by the following factors: (1) a $31.9 million charge associated with the increase in fair value of contingent consideration from previous acquisitions included in acquisition and integration costs related to CGP LLC acquisitions, (2) property operating expense increases, and (3) increased write-downs, reserves, and project opening costs, net of recoveries, related largely to the exit liability of approximately $40.0 million recorded for Iowa dog-racing. In addition, year over year income from operations was lower than the comparable period due to the 2013 non-recurring reversal of approximately $18.0 million in previously accrued reserves related to the taxability of complimentary meals provided to Nevada employees. These factors were partially offset by the income effect of slightly higher net revenues and lower non-cash intangible and tangible asset impairment charges, which totaled $32.9 million in the three months ended June 30, 2014, compared with $104.7 million in the three months ended June 30, 2013.
Consolidated property, general, administrative and other operating expenses increased in the 2014 quarter when compared with the 2013 quarter due to the previously mentioned 2013 non-recurring reversal of approximately $18.0 million in accrued reserves related to the taxability of complimentary meals provided to Nevada employees that did not recur in 2014, increased spending on marketing programs, and, to a lesser degree, wage increases.
Consolidated corporate expenses increased $26.9 million in the 2014 quarter when compared with the 2013 quarter due to certain professional fees associated with the numerous corporate transactions, and costs associated with stock-based compensation programs.
Income/(Loss) from Operations - Ownership Structure

	Three Months Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
CEOC	$51.1	$52.0	$(0.9)	(1.7)%
CERP	68.0	72.3	(4.3)	(5.9)%
CGP LLC	16.0	9.6	6.4	66.7%
Parent	(6.9)	(4.3)	(2.6)	60.5%
Other	(21.9)	2.8	(24.7)	*
Total	$106.3	$132.4	$(26.1)	(19.7)%
CEOC income from operations decreased $0.9 million, or 1.7%. The decrease is a function of the income impact of the decline in net revenues, primarily resulting from the Property Sales and the Iowa dog-racing charge referenced above. In addition, CEOC recognized an approximately $9.0 million reversal in the second quarter of 2013 related to the treatment of complimentary employee meals in Nevada, which contributed to the higher second quarter 2013 income. Partially offsetting the above were lower intangible and tangible asset impairment charges, which totaled $17.4 million in 2014 period compared with $82.9 million in the 2013 period.

CERP income from operations decreased $4.3 million, or 5.9%. The decrease is primarily due to the income impact of a 5.6% decrease in casino revenues and higher property expenses resulting from a 2013 non-recurring reversal of approximately $9.0 million in previously accrued reserves related to the taxability of complimentary meals provided to Nevada employees that did not recur in 2014 and increased marketing spend. These factors were partially offset by no intangible and tangible asset impairment charges in the three months ended June 30, 2014 compared with a charge of $24.4 million in the three months ended June 30, 2013.
CGP LLC income from operations increased $6.4 million, or 66.7%. The increase is primarily due to the income impact of higher revenues, reflecting the impact of the Property Sales, partially offset by a $31.9 million charge associated with the increase in fair value of contingent consideration from previous acquisitions and an impairment charge in the second quarter 2014 of $15.5 million on intangible assets.
Net Loss
Consolidated net loss attributable to Caesars was $466.4 million during the second quarter compared with $212.2 million in the 2013 quarter. The net loss increased primarily due to the factors discussed in "Income from Operations" above, the reduction in the tax benefits related to current year losses subject to a federal valuation allowance, as well as a pre-tax $113.7 million increase in interest expense. These factors are further described in "Other Factors Affecting Net Loss" that follows herein.
Consolidated property EBITDA decreased $20.3 million, or 4.1%, compared with the 2013 quarter. Further details on this non-GAAP financial measures follow later in this filing.
Six Months Ended June 30, 2014 compared with June 30, 2013
Net Revenues - Category

	Six Months Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
Casino	$2,715.6	$2,867.9	$(152.3)	(5.3)%
Food and beverage	767.5	755.9	11.6	1.5%
Rooms	629.2	601.3	27.9	4.6%
Management fees	28.4	27.8	0.6	2.2%
Other	559.0	414.0	145.0	35.0%
Reimbursed management costs	134.2	130.2	4.0	3.1%
Less: casino promotional allowances	(579.2)	(569.1)	(10.1)	(1.8)%
Net revenues	$4,254.7	$4,228.0	$26.7	0.6%
Consolidated net revenues were up very slightly on a percentage basis for the six months ended June 30, 2014, on a $26.7 million total increase. The slight increase in net revenue was primarily due to growth in the social and mobile gaming business of CIE and a 4.6% increase in rooms revenue, partially offset by a 5.3% decline in casino revenues. The opening of The LINQ by CERP at the end of the first quarter 2014 and the opening of The Cromwell by CGP LLC during the second quarter 2014 has also increased revenues over the comparable prior year period. Similar to the three-month period, the Property Sales drove an increase in CGP LLC results and a related decrease in CEOC results.
Net Revenues - Ownership Structure

	Six Months Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
CEOC	$2,767.8	$3,108.7	$(340.9)	(11.0)%
CERP	1,030.1	1,008.7	21.4	2.1%
CGP LLC	578.8	142.3	436.5	*
Parent	35.2	34.4	0.8	2.3%
Other	(157.2)	(66.1)	(91.1)	(137.8)%
Total	$4,254.7	$4,228.0	$26.7	0.6%
____________________

*	Not meaningful

CEOC net revenues declined $340.9 million, or 11.0%, compared with the prior year period, primarily due to a decline in casino revenue of $293.8 million, or 12.8%. The impact of the Property Sales to CGP LLC and the reduction of revenues resulting from the partial sale the Conrad in the second quarter 2013 drove the decrease. The remainder of the decrease was the result of persistent softness in certain regional markets, partially offset by particularly strong results in Caesars Palace Las Vegas. CEOC's regional markets and Atlantic City together experienced a decline of 9.3% in net revenues in the second quarter compared with the prior year, excluding the impact of the Property Sales.
CERP net revenues increased $21.4 million, or 2.1%, compared with the prior year period. As described above, revenue increased from the opening of The LINQ and the High Roller in 2014 and the resulting third-party revenues. In addition, rooms revenue increased with a 17.4% increase in average daily rate paid for rooms sold, excluding fully complimentary rooms ("cash ADR") to $103.72 in 2014 from $88.36 in 2013. Partially offsetting these increases was a casino revenue decline of $32.2 million, or 5.5%, on unfavorable hold and lower volumes, in particular slot volumes in Atlantic City.
CGP LLC net revenues increased $436.5 million compared with the prior year period, due to strong growth in social and mobile games at CIE and the inclusion of revenues since the date of acquisition of the five properties CGP LLC acquired from CEOC. Net revenues were therefore significantly increased when viewing CGP LLC results including these properties only for the period subsequent to the transaction.
When viewing the five properties sold by CEOC to CGP LLC as a group on a comparable quarter basis, without regard to ownership structure and timing of property sales, these properties had an increase in net revenues totaling $58.2 million in the six months ended June 30, 2014, driven by casino revenues, food and beverage, and entertainment offerings at Planet Hollywood and the opening during the second quarter of The Cromwell, which had no revenue in the prior year period.
Income from Operations - Category

	Six Months Ended June 30,		Variance (1)
	2014	2013	$	%
Net revenues	$4,254.7	$4,228.0	$26.7	0.6%

Operating expenses
Impairment of intangible and tangible assets	65.8	124.7	58.9	47.2%
Property, general, administrative, and other	1,108.9	1,018.3	(90.6)	(8.9)%
Acquisition and integration costs	62.1	66.4	4.3	6.5%
Write-downs, reserves, and project opening costs, net of recoveries	80.7	44.1	(36.6)	(83.0)%
Corporate expense	118.6	77.3	(41.3)	(53.4)%
All other operating expenses	2,570.3	2,619.6	49.3	1.9%
Income from operations	$248.3	$277.6	$(29.3)	(10.6)%
___________________

(1)	Presented as the favorable or (unfavorable) impact on income from operations.
Consolidated income from operations decreased $29.3 million, or 10.6%, compared with the 2013 comparable period, primarily due to increases in property operating expenses; write-downs, reserves, and project opening costs, net of recoveries; and corporate expense. This was partially offset by the income impact of incremental net revenues and lower depreciation and amortization and non-cash intangible and tangible asset impairment charges.
Property, general, administrative and other operating expenses increased in 2014 when compared with 2013 due to the impact of new property openings (The LINQ and The Cromwell), and costs associated with share-based compensation programs (see Note 16, "Stock-Based Compensation").
Impairment of intangible and tangible assets were $65.8 million in the 2014 period compared with $124.7 million in the 2013 period. Impairments in 2014 primarily include $25.4 million for CEOC related to certain intangible assets, $15.5 million for CGP LLC primarily related to goodwill, and $17.1 million related to certain gaming rights.
Write-downs, reserves, and project opening costs, net of recoveries increased primarily due to an approximately $40.0 million charge for exit-related costs recorded in the second quarter of 2014 as a result of new legislation in the State of Iowa that requires us to cease our greyhound racing activities at our Horseshoe Council Bluffs Casino in Council Bluffs, Iowa.

Corporate expenses increased $41.3 million in the 2014 period when compared with the 2013 period due to certain professional fees associated with the volume of corporate transactions and costs associated with stock-based compensation programs.
Income from Operations - Ownership Structure

	Six Months Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
CEOC	$133.2	$197.3	$(64.1)	(32.5)%
CERP	128.0	116.4	11.6	10.0%
CGP LLC	(47.0)	(27.7)	(19.3)	(69.7)%
Parent	(2.9)	(4.7)	1.8	(38.3)%
Other	37.0	(3.7)	40.7	*
Total	$248.3	$277.6	$(29.3)	(10.6)%
____________________

*	Not meaningful
CEOC income from operations decreased by $64.1 million, or 32.5%, compared with the prior year period. The decrease is a function of the income impact of the decline in net revenues, primarily resulting from the Property Sales, and an approximately $40.0 million charge for exit-related costs recorded as a result of new legislation in the State of Iowa that requires us to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa. The decrease is partially offset by reductions in property taxes and depreciation expense as well as lower intangible and tangible asset impairment charges of $17.4 million in the three months ended June 30, 2014 compared to $82.9 million in three months ended June 30, 2013.
CERP income from operations increased $11.6 million, or 10.0%, compared with the prior year period. The increase is primarily due to the income impact of increased net revenues and no intangible and tangible asset impairment charges in the six months ended June 30, 2014 compared with $24.4 million in the six months ended June 30, 2013. These factors, which increased income from operations, were partially offset by an increase in corporate expenses due to higher corporate professional fees in 2014 and 2013 favorability on insurance costs.
CGP LLC income from operations decreased $19.3 million, or 69.7%, compared with the prior year period. The decrease is primarily due to an increase in the fair value of contingent consideration from previous acquisitions and a $15.5 million impairment of intangible assets recognized in 2014. The decrease is partially offset by the income impact of the increase in net revenues described above.
Net Loss
Consolidated net loss attributable to Caesars was $852.9 million compared with $430.1 million in the comparable six months in 2013. The net loss increased primarily due to the factors discussed in "Income from Operations" above, and the following: (1) the reduction in the tax benefits related to current year losses subject to a federal valuation allowance, (2) a pre-tax $131.2 million increase in interest expense, (3) the 2013 period reflecting a $44.1 million gain recognized from the partial sale of the Conrad Punta del Este, and (4) 2014 reflecting a $28.0 million loss on early extinguishment of debt related to the refinancing of the PHW Las Vegas Senior Secured Loan compared with 2013, which included a $4.6 million gain on early extinguishment. These factors are further described in "Other Factors Affecting Net Loss" that follows herein.
Consolidated property EBITDA decreased $94.2 million, or 9.6%, compared with the 2013 period. Further details on this non-GAAP financial measure follow later in this filing.

Other Factors Affecting Net Loss

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Interest expense	$(653.7)	$(540.0)	(21.1)%	$(1,245.9)	$(1,114.7)	(11.8)%
Gain/(loss) on early extinguishment of debt	(28.0)	41.3	*	(28.7)	4.6	*
Gain/(loss) on partial sale of subsidiary	(3.1)	44.1	*	(3.1)	44.1	*
Income tax benefit	168.2	113.2	48.6%	322.7	402.6	(19.8)%
Loss from discontinued operations, net of income taxes	(26.4)	(5.0)	*	(113.1)	(48.7)	(132.2)%
____________________

*	Not meaningful
Interest Expense
During the three months ended June 30, 2014, interest expense increased by $113.7 million, or 21.1%, to $653.7 million from $540.0 million in the 2013 quarter, primarily due to higher interest rates as a result of CERP's October 2013 8.0% and 11% senior secured notes offerings, the proceeds of which were used to repay a portion of lower interest rate term loans of Caesars Entertainment's commercial mortgage-backed securities ("CMBS"), as well as interest costs associated with the bridge financing and CGP Term Loan obtained by CGP LLC associated with the CEOC-CGP LLC Property Transaction and the Incremental Term Loans obtained by CEOC. See Note 8, "Debt."
During the six months ended June 30, 2014, interest expense increased by 11.8%, to $1,245.9 million from $1,114.7 million in the prior year period, primarily due to the same factors described above. Interest expense for the six months ended June 30, 2014 includes $8.5 million of expense related to derivative instruments compared to $22.4 million of expense in the 2013 period.
Loss on Early Extinguishment of Debt
During the three months ended June 30, 2014, we recognized a $28.0 million loss on early extinguishment of debt as a result of the early extinguishment of CGP LLC's Planet Hollywood senior secured loan which was refinanced in the second quarter of 2014. During the three months ended June 30, 2013, we recognized a $41.3 million gain on early extinguishment of debt primarily related to the early repurchase of CMBS debt.
During the six months ended June 30, 2014, we recognized a $28.7 million loss on early extinguishment of debt primarily as a result of the early extinguishment of CGP LLC's Planet Hollywood senior secured loan described above. During the six months ended June 30, 2013, we recognized a $41.3 million gain on early extinguishment of debt primarily related to the early repurchase of CMBS debt described above. This was offset by offset by a loss on early extinguishments of debt of $36.8 million primarily related to extinguishments of debt under the CEOC Credit Facilities in the first quarter of 2013.
Gain on partial sale of subsidiary
In connection with the sale of 45% of Baluma S.A. to Enjoy, we recognized a gain of $44.1 million in the second quarter of 2013.
Income Tax Benefit
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
The effective tax rate benefits for the three months ended June 30, 2014 and 2013 were 29.3% and 35.7%, respectively, and for the six months ended June 30, 2014 and 2013 were 31.5% and 51.6%, respectively.  The effective tax rate benefit in the three months ended June 30, 2014 was unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations, the state deferred tax impact of combining the CERP properties for tax purposes, and the tax effect of the CEC sale of CEOC common stock. The effective rate benefit was higher for the six months ended June 30, 2013 primarily due to

(i) a tax benefit from a capital loss generated during the first quarter of 2013, (ii) retroactive U.S. tax law changes which were enacted in January 2013 and (iii) a favorable tax ruling in Israel received in February 2013.
Our projected effective tax rate benefit for 2014 is expected to range from 24% to 27%, which differs from the effective federal tax rate benefit of 35%, due to projected increase in the federal valuation allowance against 2014 losses from continuing operations, which will not be tax benefitted, partially offset by the reversal of uncertain state positions during the first quarter of 2014 due to the expiration of the statute of limitations. This projected effective tax rate range includes the expected tax benefits from the sale of certain properties from CEOC to CGP LLC in May 2014.
Deconsolidation
In May 2013, CEOC sold 45% of its equity interest in the Conrad, and as a result of this transaction, no longer consolidates the Conrad's results of operations, but instead accounts for it as an equity method investment. For the three months ended June 30, 2013, CEOC's operating results included net revenues of $16.0 million and loss from operations of $6.1 million for the Conrad, and equity method loss from operations of $2.1 million in the three months ended June 30, 2014. For the six months ended June 30, 2013, CEOC's operating results included net revenues of $75.7 million and income from operations of $15.2 million for the Conrad, and equity method income from operations of $6.4 million in the six months ended June 30, 2014.
Loss from Discontinued Operations, Net of Income Taxes
Showboat Atlantic City. On June 27, 2014, we announced that we will close Showboat Atlantic City, a CEOC property, effective August 31, 2014. Upon deciding to close this casino, we recorded a $4.8 million charge for accrued severance costs.
Harrah's Tunica. On June 2, 2014, we permanently closed Harrah's Tunica, a CEOC property. Upon deciding to close this casino, we recorded intangible and tangible asset impairment charges totaling $68.0 million and $10.9 million related to accrued exit costs.
Golden Nugget. On February 11, 2014, we permanently closed our Golden Nugget casino in England, a CEOC property.
Macau. In November 2013, CEOC sold the equity interests of its subsidiaries that held the Macau Land Concession.
Alea Leeds. In March 2013, CEOC closed the Alea Leeds casino in England.
The operating results of these properties have been classified as discontinued operations for all periods presented and are excluded from the results of operations presented within this release. During the three and six months ended June 30, 2014, loss from discontinued operations, net of income taxes, was $26.4 million and $113.1 million, respectively, and was primarily related to our closure of the Golden Nugget casino in London and Harrah's Tunica in Mississippi, compared with $5.0 million and $48.7 million in the 2013 periods, which also included the impact of the closure of the Alea Leeds casino and an impairment related to the Macau sale.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
We are a highly leveraged company primarily resulting from the leverage of our majority-owned subsidiary, CEOC, which had $19,624.4 million in face value of debt outstanding as of June 30, 2014 out of the total $26,703.1 million face value of consolidated outstanding indebtedness. As a result, a significant amount of our liquidity needs are for debt service, including significant interest payments. Payments of short-term debt obligations and payments of other commitments are expected to be made from operating cash flows and from borrowings under our established debt programs. Long-term obligations are expected to be paid through refinancing of debt, or, if necessary, additional debt or equity offerings. Our outstanding indebtedness and our current debt service are more fully described in Note 8, "Debt."

The following table summarizes the maturities of the face value of our long-term debt as of June 30, 2014, and does not reflect the impact of the "Repayment of 2015 Maturities" described in Note 8, "Debt," which occurred subsequent to June 30, 2014.

(In millions)	2014 (2)	2015	2016	2017	2018	Thereafter	Total
CEOC	$1,793.1	$1,106.9	$2,082.8	$2,715.1	$8,447.5	$4,625.8	$20,771.2
Less: CEOC to affiliate (1)	—	(427.3)	(324.5)	(390.9)	(4.1)	—	(1,146.8)
CERP	19.7	37.0	35.0	25.8	60.0	4,525.0	4,702.5
CGP LLC	56.1	18.7	19.8	16.6	21.3	2,242.2	2,374.7
Caesars Entertainment	1.5	—	—	—	—	—	1.5
Total	$1,870.4	$735.3	$1,813.1	$2,366.6	$8,524.7	$11,393.0	$26,703.1
___________

(1)	Substantially all of these amounts are held by CGP LLC.
(2) 2014 maturities consists of the remaining six months of 2014.
See Note 8, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of June 30, 2014 and December 31, 2013, as well as discussion of our debt outstanding.
As a result of a general decline in gaming activity since 2007, with Atlantic City properties and our regional markets being more heavily impacted by this trend, we have experienced substantial net losses in recent years, resulting in a net stockholders’ deficit of $3,064.8 million as of June 30, 2014. We expect to experience operating and net losses for the remainder of 2014 and the foreseeable future.
During the quarter ended June 30, 2014, and in July 2014, we closed a number of transactions that are expected to have a material impact on CEOC’s liquidity, debt covenant compliance, and debt maturities. These transactions include the following:

•
Completion of the CEOC-CGP LLC Property Transaction in which CEOC sold to CGP LLC the following properties: The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, and Harrah's New Orleans and 50% of the ongoing management fees and termination fees payable under the relevant property management agreements for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments (see Note 5, "Property Transaction between CEOC and CGP LLC and Related Financing");

•
Sale of CEOC common stock, which resulted in the automatic release of CEC's parent guarantee of CEOC’s outstanding secured and unsecured notes in accordance with the terms of the underlying indentures (Note 9, "Stockholders' Equity and Loss Per Share");

•	Completion of the offering of $1,750.0 million of Incremental Term Loans due January 2018 (Note 8, "Debt");

•	Tender offers under which we reacquired the following (Note 8, "Debt"):

◦	$147.4 million of CEOC's scheduled 2015 debt maturities consisting of $44.4 million of 5.625% Notes and $103.0 million of 10.00% Notes; and

◦
completion of the previously announced purchase of $740.5 million of 5.625% Notes and $83.2 million of 10.00% Notes due 2015 under note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC;

◦	in total, we reacquired $784.9 million of 5.625% Notes and $186.2 million of 10.00% Notes due 2015.

•
Repayment of approximately $794.6 million in aggregate principal amount of term loans in addition to the debt reacquired under the transaction above, approximately $29.0 million of which was due in 2015 (Note 8, "Debt"); and

•
Completed certain bank transactions that modified the then-existing covenants and other key terms included in the CEOC Credit Facilities (as defined in Note 18, "Subsequent Events") ("Bank Amendments"). The Bank Amendments included the following (See Note 8, "Debt"):

◦	modification of the financial maintenance covenant to increase the CEOC SSLR from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0;

◦
exclusion of incremental term loans incurred after March 31, 2014 (including the $1,750.0 million of Incremental Term Loans (as defined in Note 8, "Debt")) from the definition of SSLR for purposes of such covenant, which brings the amount of senior debt excluded for CEOC SSLR covenant purposes from $3,700.0 million to $5,450.0 million;

◦
modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment; and

◦	modification of certain other provisions of the senior secured credit facilities.
For more information on the above-referenced transactions and the impact that these transactions have on our liquidity and capital structure, see Note 5, "Property Transaction between CEOC and CGP LLC and Related Financing," and Note 8, "Debt."
On a consolidated basis, cash and cash equivalents, excluding restricted cash, totaled $3,429.6 million as of June 30, 2014 compared with $2,771.2 million as of December 31, 2013. Cash and cash equivalents as of June 30, 2014, includes $495.7 million held by our consolidated VIE, CGP LLC, which is not available for our use to fund operations or satisfy our obligations unrelated to CGP LLC. Restricted cash totaled $1,940.1 million as of June 30, 2014, consisting primarily of $1,755.9 million of cash held in escrow related to the Incremental Term Loans that were funded in June 2014 (Note 8, "Debt"). These funds are considered long-term restricted cash at June 30, 2014; however as a result of the closing of the Incremental Term Loan transaction on July 25, 2014, the restrictions were released. The related debt is classified as long-term at June 30, 2014.
In addition to cash flows from operations, available sources of cash include amounts available under CEOC's current revolving credit facility. As of June 30, 2014, the facility provided for $106.1 million, of which $6.9 million remained as available borrowing capacity. In addition, CERP had $234.5 million available on its revolving credit facility at June 30, 2014.
The following summarizes our liquidity:

	June 30, 2014
(In millions)	CEOC	CERP	CGP LLC	Parent
Cash, cash equivalents, and short term investments (1)	$2,146.6	$187.7	$495.7	$599.6
Revolver Capacity	106.1	234.5	150.0	—
Less: Revolver capacity committed to letters of credit	(99.2)	—	(0.1)	—
Total Liquidity	$2,153.5	$422.2	$645.6	$599.6
____________________

(1)	Excludes restricted cash.
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
We experienced negative operating cash flows of $386.8 million for the six months ended June 30, 2014. We expect to experience negative operating cash flows for the remainder of 2014 and the foreseeable future, and do not expect that our cash flow from operations will be sufficient to repay our indebtedness in the long-term and we will ultimately seek a refinancing, amendment, or restructuring, of our debt, or if necessary, pursue additional debt or equity offerings.
Our ability to refinance or restructure our debt, or to issue additional debt or equity, will depend upon, among other things:

•	The condition of the capital markets at the time, which is beyond our control;

•
Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	Our continued compliance with the terms and covenants in our credit facilities, indentures and loan agreements that govern our debt.

Under CEOC's Credit Facilities, after giving effect to the Bank Amendment, CEOC is required to satisfy and maintain a SSLR of no more than 7.25 to 1.0, which is the ratio of CEOC's senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excluded up to $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted CEOC cash on hand, which was $2,146.6 million as of June 30, 2014. As of June 30, 2014, the CEOC SSLR was 4.61 to 1.0. Subsequent to the Bank Amendment described above, the ratio also exclude the $1,750.0 million of Incremental Term Loans.
We were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures as of June 30, 2014. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. See "Bondholder Disputes" in Note 14, "Litigation, Contractual Commitments and Contingent Liabilities."
Based upon the effects of the Bank Amendment combined with our current operating forecast we have a significant amount of room available under our SSLR covenant. We believe that we will have sufficient liquidity to fund our operations and we will meet our debt service obligations and that we will continue to be in compliance with the CEOC SSLR during the foreseeable future.
See Note 8, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of June 30, 2014 and December 31, 2013, as well as discussion of recent changes in our debt outstanding, and any changes in the terms of existing debt subsequent to December 31, 2013.
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
On May 5, 2014, Caesars Entertainment completed the sale of 68.1 shares (5% ownership interest) of CEOC’s unregistered common stock to certain qualified institutional buyers. Caesars Entertainment received an aggregate purchase price of $6.2 million for the CEOC shares. The CEOC shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released. CEOC did not incur any expenses in connection with, and will not receive any proceeds from, this sale. Caesars Entertainment intends to use the net proceeds from the sale for general corporate purposes.
CEOC Financing, Debt Covenant Compliance and Restrictions
CEOC Credit Facilities
In June 2014, CEOC completed the offering of $1,750.0 million of 9.75% Incremental Term Loans due March 1, 2017, with a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of CEOC's Term B-5 or Term B-6 Loans remain outstanding on such date. The net proceeds of the Incremental Term Loans were deposited in escrow and remained in escrow until all the escrow conditions were satisfied on July 25, 2014. The Incremental Term Loans require scheduled quarterly repayments of $4.4 million beginning in the third quarter of 2014.
As of June 30, 2014, CEOC's Credit Facilities provide for senior secured financing of up to $6,263.9 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,157.8 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106.1 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under CEOC's Credit Facilities currently require scheduled quarterly payments of $2.5 million, excluding the Incremental Term Loans, with the balance due at maturity. As of June 30, 2014, the senior secured term loans are comprised of $29.0 million maturing on January 28, 2015, $955.0 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018. Certain of these maturities were repaid in July 2014 as described in "Repayment of 2015 Maturities" described above. As of June 30, 2014, $106.1 million of the revolving credit facility matures January 28, 2017 and $99.2 million is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $6.9 million of additional borrowing capacity was available under its revolving credit facility as of June 30, 2014.

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
CEOC Credit Facilities Activity
A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars’ other subsidiaries, including certain subsidiaries that own properties that secure $4,672.5 million face value of the CERP Senior Secured Credit Facilities and the CERP Notes as of June 30, 2014. In addition, CGP LLC, a consolidated VIE, is not a guarantor and its assets are not available to CEOC's creditors. Information pertaining solely to the consolidated financial position and results of CEOC and its subsidiaries will be provided in a report on Form 8-K which will be filed subsequent to this Form 10-Q. CEOC may from time to time elect to extend and/or convert additional term loans and/or revolver commitments.
CEOC Debt Covenant Compliance and Restrictions, as amended
In addition, certain covenants contained in the CEOC Credit Facilities as amended by the Bank Amendments and indentures covering the second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of June 30, 2014, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 8.39 to 1.0 and 15.81 to 1.0, respectively. For the twelve months ended June 30, 2014, CEOC's LTM Adjusted EBITDA-Pro Forma - CEOC Restricted were insufficient to cover fixed charges by $1,008.4 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of CEOC first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio and consolidated leverage ratio described in this paragraph are not maintenance covenants.
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
Caesars Entertainment is not bound by any financial or negative covenants contained in CEOC’s credit agreement, other than restrictions with respect to the incurrence of indebtedness, guarantees, liens and asset sales and the pledge of its stock of CEOC under the modified CEC guaranty.
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

CERP Financing, Debt Covenant Compliance and Restrictions
On October 11, 2013, we formed CERP from the prior CMBS financing structure assets plus the addition of the LINQ and Octavius Tower at Caesars Palace ("Octavius Tower") acquired from CEOC, and (i) completed the offering of $1,000.0 million aggregate principal amount of their 8.0% first-priority senior secured notes due 2020 and $1,150.0 million aggregate principal amount of their 11.0% second-priority senior secured notes due 2021 (together with the 8.0% first-priority senior secured notes due 2020, the "CERP Notes") and (ii) entered into a first lien credit agreement governing their new $2,769.5 million senior secured credit facilities, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million ("CERP Term Loans") and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million. We refer to this new borrowing structure as CERP and the refinancing transaction as "CERP Financing." The CERP Term Loans require scheduled quarterly payments of $6.3 million, with the balance due at maturity.
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
The CERP Financing also includes affirmative covenants that require CERP to, among other things: (i) maintain its legal existence; (ii) maintain required insurance coverage; (iii) pay all taxes when due; (iv) furnish required financial statements and compliance certificates to the lenders; (v) furnish required written notices to the lenders; (vi) comply with all laws and regulations from applicable governmental authorities (including environmental laws); (vii) maintain all records and allow access to lenders upon request; (viii) use the proceeds in the manner set forth in the credit agreement; and (ix) maintain required debt ratings.
In addition, the CERP Term Loans require CERP to maintain a senior secured leverage ratio of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CERP Adjusted EBITDA"). This ratio also reduces the amount of first lien senior secured net debt by the amount of unrestricted cash on hand. As of June 30, 2014, CERP's SSLR was 6.10 to 1.00.
CGP LLC Financing and Debt Covenant Compliance
CEOC-CGP LLC Property Transaction Notes
On April 17, 2014, subsidiaries of CGP LLC (the "Issuers") completed the offering of $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due May 1, 2022. The Issuers will pay interest on the CEOC-CGP LLC Property Transaction Notes at 9.375% per annum, semi-annually commencing in November 2014.
The Issuers may redeem the CEOC-CGP LLC Property Transaction Notes at their option, in whole or part, at any time prior to May 1, 2017, at a price equal to 100% of the principal amount of the CEOC-CGP LLC Property Transaction Notes redeemed plus accrued and unpaid interest to the redemption date and a "make-whole" premium. The Issuers may redeem the CEOC-CGP LLC Property Transaction Notes, in whole or in part, on or after May 1, 2017, at the redemption prices set forth in the indenture governing the CEOC-CGP LLC Property Transaction Notes (the "Indenture"). In addition, at any time and from time to time on or before May 1, 2017, the Issuers may choose to redeem in the aggregate up to 35% of the original aggregate principal amount of the CEOC-CGP LLC Property Transaction Notes (calculated after giving effect to the issuance of additional notes) at a redemption price equal to 109.375% of the principal amount thereof with the net proceeds of one or more equity offerings so long as at least 50% of the original aggregate principal amount of the CEOC-CGP LLC Property Transaction Notes (calculated after giving effect to any issuance of additional notes) remain outstanding after each such redemption.
The CEOC-CGP LLC Property Transaction Notes are senior secured obligations of the Issuers and rank equally and ratably in right of payment with all existing and future senior obligations and senior to all future subordinated indebtedness. The CEOC-CGP LLC Property Transaction Notes are guaranteed on a senior secured basis by subsidiaries of Caesars Growth Properties Holding, LLC (a CGP LLC subsidiary, and an Issuer) that are guarantors of the new senior secured credit facility entered into in connection with the CEOC-CGP LLC Property Transaction, and secured by a second-priority security interest, subject to permitted liens, in certain assets of the Issuers and such subsidiary guarantors. None of CGP LLC, CEC or CEOC guarantee the CEOC-CGP LLC Property Transaction Notes.
The Indenture contains customary covenants that limit the Issuers’ (and their restricted subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions outlined in the Indenture. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding CEOC-CGP LLC Property Transaction Notes to be immediately due and payable.
Registration Rights Agreement - In connection with the issuance of the CEOC-CGP LLC Property Transaction Notes, the Issuers agreed to use their commercially reasonable efforts to register with the Securities and Exchange Commission notes having substantially identical terms as the CEOC-CGP LLC Property Transaction Notes on or prior to 365 days after the issue date of the CEOC-CGP LLC Property Transaction Notes, and effect and exchange of the CEOC-CGP LLC Property Transaction Notes for the newly registered notes.
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
CGP First Lien Credit Facilities
On May 8, 2014, the Issuers entered into a First Lien Credit Agreement providing for a $1,175.0 million term loan (the "CGP Term Loan") and a $150.0 million revolving facility (the "CGP Revolving Credit Facility"). The CGP Term Loan matures in 2021 and requires quarterly payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. As of June 30, 2014, no borrowings were outstanding under the CGP Revolving Credit Facility, and $0.1 million was committed to outstanding letters of credit.
Borrowings under this agreement bear interest at a rate equal to, at the Issuers’ option, either:

(a)
LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or

(b)	a base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate as determined by the administrative agent under the Credit Agreement, and

(iii)
the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR Loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on the Borrower’s senior secured leverage ratio.

In addition, on a quarterly basis, the Issuers are required to pay each lender under the CGP Revolving Credit Facility a commitment fee in respect of any unused commitments under the CGP Revolving Credit Facility. The Issuers are also required to pay customary agency fees as well as letter of credit participation and other fees.
PHWLV, LLC Senior Secured Loan
CGP LLC acquired 100% of CEOC’s equity interest in PHWLV, LLC in October 2013 and assumed a $507.9 million face value senior secured loan as part of the transaction. In conjunction with closing the CEOC-CGP LLC Property Transaction, CGP LLC used $476.9 million of the net proceeds from the CGP Term Loan to repay all amounts outstanding under the senior secured term loan of PHWLV, LLC and we recognized a $27.5 million loss on early extinguishment of debt.

Horseshoe Baltimore Financing
Caesars Baltimore Investment Company, LLC (a wholly owned indirect subsidiary of CEOC), is member of CBAC Borrower, LLC ("CBAC") a joint venture that has a credit agreement (the "Baltimore Credit Facility") to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage. In October 2013, CEOC sold 100% of its equity interests in Caesars Baltimore Investment Company, LLC to CGP LLC. As part of this transaction, CGP LLC assumed all related outstanding debt under the Baltimore Credit Facility. The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. CBAC also entered into a term loan facility that provides for up to $30.0 million of equipment financing (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development. There were no amounts outstanding under either the revolving facility or the Baltimore FF&E Facility as of June 30, 2014.
The Baltimore Credit Facility and Baltimore FF&E Facility contain affirmative and negative covenants customary for facilities of this type. Management believes CBAC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of June 30, 2014.
CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $47.7 million.  The promissory notes are convertible into approximately 8,913 shares of CIE common stock. During the three months ended June 30, 2014, the majority of notes were extended to November 2014.
Cost Savings Initiatives
We have undertaken comprehensive cost-reduction efforts to manage expenses with current business levels. We estimate that our cost-savings programs produced $25.7 million and $45.6 million in incremental cost savings for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Additionally, as of June 30, 2014, the Company expects that these and other identified new cost-savings programs will produce further annual cost savings of $135.0 million, based on the full implementation of current projects that are in process. As we realize savings or identify new cost-reduction activities, this amount will change.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities, to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, and online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects, including projects currently under development and additional projects being pursued, is typically funded from established debt programs, specific project financing, and additional debt offerings. Proceeds not used for capital expenditures are required to be used to purchase term loans under the CEOC Credit Facilities.
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
Projected Capital Expenditures

(Dollars in millions)	Low	High
CEOC	$340.0	$420.0
CERP	115.0	140.0
CGP	445.0	530.0
Parent	50.0	60.0
	$950.0	$1,150.0

For the six months ended June 30, 2014, our capital spending totaled $535.6 million, net of an increase in related payables of $45.0 million. Estimated total capital expenditures for 2014 are expected to be between $950.0 million and $1,150.0 million, and primarily will be related to the Horseshoe Baltimore development, renovations for The Quad, the redevelopment of The Cromwell, and planned maintenance capital expenditures. We have existing project financing totaling approximately $400.0 million, which we utilized for The Cromwell redevelopment and expect to use the remaining financing for the Horseshoe Baltimore development. We expect to fund the remaining capital expenditures from cash flows generated by our operating activities and asset sales proceeds.
Summary of Capital Expenditures

	Six Months Ended June 30,		Increase/ (Decrease)
(Dollars in millions)	2014	2013
Development	$220.1	$126.0	$94.1
Renovation/refurbishment	299.9	167.2	132.7
Other	15.6	27.1	(11.5)
Total capital expenditures	$535.6	$320.3	$215.3
Our capital expenditures included capitalized payroll costs of $4.9 million and $4.8 million for the six months ended June 30, 2014 and 2013.
Capital expenditures increased $215.3 million in the six months ended June 30, 2014, compared with the prior year period, due primarily to development expenditures associated with the Horseshoe Baltimore development and renovations for the Cromwell, and the accelerated pace of our renovation and refurbishment projects at various properties.
Macau Land Concession
In November 2013, we completed the sale of our interest in the Macau Land Concession to Pearl Dynasty Investments Limited for a total sales price of $438.0 million. We expect to use the net proceeds from the sale, which were $424.9 million, to fund investments by CEOC in useful assets, including capital expenditures.
Other Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 8, "Debt" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2014, our estimated interest payments for the rest of the year ended December 31, 2014 are $1,213.0 million, for the years ended December 31, 2015 through 2018 are $2,186.7 million, $2,120.1 million, $1,930.3 million, and $1,544.0 million, respectively, and our estimated interest payments thereafter are $2,079.6 million.
As of June 30, 2014, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2012 10-K.

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
The following table reconciles net loss attributable to Caesars to Property EBITDA for the three and six months ended June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net loss attributable to Caesars	$(466.4)	$(212.2)	$(852.9)	$(430.1)
Net income attributable to noncontrolling interests	33.5	3.0	37.3	3.9
Net loss	(432.9)	(209.2)	(815.6)	(426.2)
Loss from discontinued operations, net of income taxes	26.4	5.0	113.1	48.7
Loss from continuing operations, net of income taxes	(406.5)	(204.2)	(702.5)	(377.5)
Benefit for income taxes	(168.2)	(113.2)	(322.7)	(402.6)
Loss from continuing operations before income taxes	(574.7)	(317.4)	(1,025.2)	(780.1)
Other income, including interest income	(3.8)	(4.8)	(4.2)	(8.3)
(Gain)/loss on partial sale of subsidiary	3.1	(44.1)	3.1	(44.1)
(Gain)/loss on early extinguishments of debt	28.0	(41.3)	28.7	(4.6)
Interest expense	653.7	540.0	1,245.9	1,114.7
Income from operations	106.3	132.4	248.3	277.6
Depreciation and amortization	125.0	137.5	245.6	294.7
Amortization of intangible assets	33.8	40.7	66.4	81.7
Impairment of intangible and tangible assets	32.9	104.7	65.8	124.7
Write-downs, reserves, and project opening costs, net of recoveries	56.7	23.4	80.7	44.1
Acquisition and integration costs	47.2	2.2	62.1	66.4
Loss on interests in non-consolidated affiliates	6.6	13.8	2.8	16.4
Corporate expense	68.2	41.3	118.6	77.3
EBITDA attributable to discontinued operations	(4.2)	(3.2)	(4.6)	(3.0)
Property EBITDA	$472.5	$492.8	$885.7	$979.9

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," "pursue," or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, the sale of the Properties, and future actions, new projects, strategies, future performance, the outcomes of contingencies, and future financial results of Caesars. These forward-looking statements are based on current expectations and projections about future events.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of Caesars may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

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

•
litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation, including but not limited to, the assertion and outcome of litigation or other claims that may be brought against the Company by certain creditors, some of whom have notified the Company of their objection to various transactions undertaken by the Company in 2013 and 2014;

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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $26,703.1 million face value of debt, including capital lease obligations, as of June 30, 2014, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $4,539.6 million of debt remains subject to variable interest rates.
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
Foreign currency translation gains and losses were not material to our results of operations for the six months ended June 30, 2014. Our material ownership interests in businesses in foreign countries are the London Clubs. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.
From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2014. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Recently, CAC, CGP LLC, Caesars Entertainment, CEOC, and CERP received the March 21 Letter and Caesars Entertainment and CEOC received the April 3 Letter, and was served with the Second Lien Lawsuit. See Note 14, "Litigation, Contractual Commitments and Contingent Liabilities - Bondholder Disputes." If a court were to find in favor of the claimants in the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and prospects and on the ability of lenders and noteholders to recover on claims under our indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K	—	2.1	5/21/2014

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

10.1	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	8-K	—	10.1	7/28/2014

10.2	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent	—	8-K	—	10.1	7/28/2014

18.1	Preferability letter regarding changes in accounting principles.	—	10-K	12/31/2013	18.1	3/17/2014

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2014.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2014.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2014.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.	X	—	—	—	—
_______________

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

August 11, 2014	By:	/S/ DIANE E. WILFONG
Senior Vice President, Controller, and Chief Accounting Officer