Form 10-Q
period 2014-09-30
CAESARS ENTERTAINMENT Corp
filed 2014-11-14
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2014
Common stock, $0.01 par value	144,362,466

CAESARS ENTERTAINMENT CORPORATION
INDEX
We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (this "Form 10-Q") that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally's. In addition, Caesars Interactive Entertainment, Inc., which is a majority owned subsidiary of Caesars Growth Partners, LLC, has proprietary rights to World Series of Poker ("WSOP") trademarks. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents ($989.2 and $976.9 attributable to our VIE)	$3,182.4	$2,771.2
Restricted cash ($17.1 and $28.8 attributable to our VIE)	61.5	87.5
Receivables, net ($99.5 and $54.8 attributable to our VIE)	622.6	619.9
Deferred income taxes ($3.9 and $7.0 attributable to our VIE)	4.6	8.7
Prepayments and other current assets ($23.3 and $15.6 attributable to our VIE)	246.0	237.4
Inventory	44.7	45.6
Total current assets	4,161.8	3,770.3
Property and equipment, net ($2,557.6 and $516.0 attributable to our VIE)	13,484.8	13,237.9
Goodwill ($447.2 and $112.8 attributable to our VIE)	2,772.7	3,063.3
Intangible assets other than goodwill ($299.5 and $180.0 attributable to our VIE)	3,223.4	3,487.7
Investments in and advances to non-consolidated affiliates	168.8	176.8
Restricted cash ($22.5 and $231.6 attributable to our VIE)	42.5	336.8
Deferred income taxes ($23.8 and $0.0 attributable to our VIE)	23.8	—
Deferred charges and other ($59.9 and $11.0 attributable to our VIE)	610.8	604.2
Assets held for sale	2.9	11.9
Total assets	$24,491.5	$24,688.9
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable ($126.9 and $54.8 attributable to our VIE)	$431.1	$442.7
Accrued expenses and other current liabilities ($205.1 and $126.1 attributable to our VIE)	1,318.4	1,212.3
Interest payable ($49.7 and $5.5 attributable to our VIE)	594.3	389.5
Deferred income taxes ($5.4 and $0.0 attributable to our VIE)	314.1	289.2
Current portion of long-term debt ($18.3 and $47.8 attributable to our VIE)	140.6	197.1
Total current liabilities	2,798.5	2,530.8
Long-term debt ($2,300.5 and $673.9 attributable to our VIE)	22,888.9	20,918.4
Deferred income taxes ($8.5 and $3.8 attributable to our VIE)	2,077.4	2,476.0
Deferred credits and other ($89.5 and $67.3 attributable to our VIE)	441.1	667.5
Total liabilities	28,205.9	26,592.7
Commitments and contingencies (Note 15)
Stockholders’ deficit
Common stock, voting: par value $0.01; 146.6 and 139.0 shares	1.5	1.4
Treasury stock: 2.3 and 2.2 shares	(18.9)	(16.3)
Additional paid-in capital	8,103.9	7,230.5
Accumulated deficit	(12,081.7)	(10,320.7)
Accumulated other comprehensive loss	(17.0)	(16.9)
Total Caesars stockholders’ deficit	(4,012.2)	(3,122.0)
Noncontrolling interests	297.8	1,218.2
Total stockholders' deficit	(3,714.4)	(1,903.8)
Total liabilities and stockholders' deficit	$24,491.5	$24,688.9
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Casino	$1,395.6	$1,391.5	$4,046.5	$4,178.7
Food and beverage	394.3	367.3	1,143.8	1,103.5
Rooms	301.3	302.5	915.0	887.5
Management fees	16.0	14.5	44.4	42.3
Other	337.6	220.2	892.3	628.3
Reimbursed management costs	62.6	72.7	196.8	203.2
Less: casino promotional allowances	(295.0)	(281.3)	(853.6)	(827.5)
Net revenues	2,212.4	2,087.4	6,385.2	6,216.0
Operating expenses
Direct
Casino	833.9	760.0	2,412.5	2,329.6
Food and beverage	183.4	163.5	516.0	488.3
Rooms	81.9	74.2	241.6	225.0
Property, general, administrative, and other	605.6	511.3	1,680.5	1,490.0
Reimbursable management costs	62.6	72.7	196.8	203.2
Depreciation and amortization	131.9	124.9	371.1	410.4
Write-downs, reserves, and project opening costs, net of recoveries	19.2	0.5	95.1	44.7
Impairment of intangible and tangible assets	498.6	818.6	548.8	945.9
Loss on interests in non-consolidated affiliates	6.6	4.0	9.4	20.4
Corporate expense	73.9	37.0	192.5	114.3
Acquisition and integration costs	8.8	3.2	71.0	69.6
Amortization of intangible assets	33.8	41.5	100.2	123.1
Total operating expenses	2,540.2	2,611.4	6,435.5	6,464.5
Loss from operations	(327.8)	(524.0)	(50.3)	(248.5)
Interest expense	(708.3)	(562.9)	(1,954.1)	(1,677.4)
Gain/(loss) on early extinguishment of debt	(66.5)	13.0	(95.2)	17.5
Gain/(loss) on partial sale of subsidiary	—	—	(3.1)	44.1
Other income, including interest income	1.0	0.5	5.1	8.9
Loss from continuing operations, before income taxes	(1,101.6)	(1,073.4)	(2,097.6)	(1,855.4)
Income tax benefit	169.9	374.2	479.3	777.9
Loss from continuing operations, net of income taxes	(931.7)	(699.2)	(1,618.3)	(1,077.5)
Discontinued operations
Loss from discontinued operations	(46.1)	(98.7)	(188.4)	(151.5)
Income tax benefit/(provision)	(2.3)	36.1	11.0	41.2
Loss from discontinued operations, net of income taxes	(48.4)	(62.6)	(177.4)	(110.3)
Net loss	(980.1)	(761.8)	(1,795.7)	(1,187.8)
Net (income)/loss attributable to noncontrolling interests	72.0	0.4	34.7	(3.5)
Net loss attributable to Caesars	$(908.1)	$(761.4)	$(1,761.0)	$(1,191.3)
Loss per share - basic and diluted
Loss per share from continuing operations	$(5.96)	$(5.54)	$(11.16)	$(8.60)
Loss per share from discontinued operations	(0.33)	(0.49)	(1.25)	(0.87)
Net loss per share	$(6.29)	$(6.03)	$(12.41)	$(9.47)
Weighted-average common shares outstanding - basic and diluted	144.3	126.3	141.9	125.7
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(980.1)	$(761.8)	$(1,795.7)	$(1,187.8)
Other comprehensive loss:
Benefit plan adjustments	0.4	0.2	0.9	0.6
Foreign currency translation adjustments	0.2	(0.8)	(1.4)	(22.1)
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense	—	—	—	3.9
Unrealized loss on available-for-sale investments	(1.3)	(0.4)	(3.5)	(5.1)
Total other comprehensive loss, before income taxes	(0.7)	(1.0)	(4.0)	(22.7)
Income tax provision related to items of other comprehensive loss	(0.3)	(0.9)	(0.4)	(2.1)
Total other comprehensive loss, net of income taxes	(1.0)	(1.9)	(4.4)	(24.8)
Total comprehensive loss	(981.1)	(763.7)	(1,800.1)	(1,212.6)
Comprehensive (income)/loss attributable to noncontrolling interests:
Net income	72.0	0.4	34.7	(3.5)
Foreign currency translation adjustments	—	—	—	0.1
Total comprehensive (income)/loss attributable to noncontrolling interests	72.0	0.4	34.7	(3.4)
Comprehensive loss attributable to Caesars	$(909.1)	$(763.3)	$(1,765.4)	$(1,216.0)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)
(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders' Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)

Balance as of December 31, 2012	$1.3	$(16.3)	$6,954.4	$(7,372.5)	$21.4	$(411.7)	$80.1	$(331.6)
Net income/(loss)	—	—	—	(1,191.3)	—	(1,191.3)	3.5	(1,187.8)
Share-based compensation	—	—	17.8	—	—	17.8	—	17.8
Common stock issuances	—	—	15.4	—	—	15.4	—	15.4
Issuances of common stock under stock incentive plan	—	—	1.1	—	—	1.1	—	1.1
Increase in treasury shares	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Contributions from/(distributions to) noncontrolling interest	—	—	24.7	—	—	24.7	(1.6)	23.1
Other comprehensive loss, net of tax	—	—	—	—	(24.7)	(24.7)	(0.1)	(24.8)
Purchase of interests in subsidiary	—	—	(9.9)	—	—	(9.9)	—	(9.9)
Balance as of September 30, 2013	$1.3	$(16.3)	$7,003.4	$(8,563.8)	$(3.3)	$(1,578.7)	$81.9	$(1,496.8)

Balance as of December 31, 2013	$1.4	$(16.3)	$7,230.5	$(10,320.7)	$(16.9)	$(3,122.0)	$1,218.2	$(1,903.8)
Net income/(loss)	—	—	—	(1,761.0)	—	(1,761.0)	(34.7)	(1,795.7)
Share-based compensation	—	(2.6)	31.4	—	—	28.8	—	28.8
Common stock issuances	0.1	—	135.7	—	—	135.8	—	135.8
Bond distribution to noncontrolling interest owners	—	—	—	—	—	—	(159.7)	(159.7)
Contribution to noncontrolling interest from retirement of debt	—	—	(45.3)	—	—	(45.3)	45.3	—
Repurchase of subsidiary interest and noncontrolling interest transactions	—	—	(2.2)	—	—	(2.2)	(27.2)	(29.4)
Other comprehensive loss, net of tax	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Allocation of noncontrolling interest resulting from sales and conveyances of subsidiary stock	—	—	753.8	—	4.3	758.1	(744.1)	14.0
Balance as of September 30, 2014	$1.5	$(18.9)	$8,103.9	$(12,081.7)	$(17.0)	$(4,012.2)	$297.8	$(3,714.4)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities	$(422.0)	$(2.4)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(817.2)	(466.7)
Change in restricted cash	320.3	671.2
Proceeds received from sale of assets	32.4	—
Proceeds from partial sale of subsidiary, net of cash deconsolidated	—	50.4
Payments to acquire businesses, net of transaction costs and cash acquired	(22.5)	(8.6)
Investments in/advances to non-consolidated affiliates and other	(2.1)	(36.2)
Purchases of investment securities	(13.0)	(26.7)
Proceeds from the sale and maturity of investment securities	16.5	55.8
Other	12.9	(14.1)
Cash flows from investing activities	(472.7)	225.1
Cash flows from financing activities
Proceeds from the issuance of long-term debt	4,069.9	1,808.1
Debt issuance and extension costs and fees	(224.9)	(81.1)
Borrowings under lending agreements	105.0	—
Repayments under lending agreements	(30.0)	—
Cash paid for early extinguishments of debt	(1,847.4)	(2,067.8)
Scheduled debt and capital lease payments	(812.2)	(19.7)
Purchase of additional interests in subsidiaries	—	(9.9)
Contributions from noncontrolling interest owners	—	35.3
Issuance of common stock, net of fees	137.8	16.2
Distributions to noncontrolling interest owners	(35.6)	(11.0)
Other	4.0	—
Cash flows from financing activities	1,366.6	(329.9)
Cash flows from discontinued operations
Cash flows from operating activities	(58.5)	(7.9)
Cash flows from investing activities	(2.2)	65.7
Cash flows from financing activities	—	—
Net cash from discontinued operations	(60.7)	57.8
Net increase/(decrease) in cash and cash equivalents	411.2	(49.4)
Change in cash classified as assets held for sale	—	(0.2)
Cash and cash equivalents, beginning of period	2,771.2	1,757.5
Cash and cash equivalents, end of period	$3,182.4	$1,707.9

Supplemental Cash Flow Information:
Cash paid for interest	$1,552.3	$1,357.2
Cash paid for income taxes	40.3	25.2
Non-cash investing and financing activities:
Change in accrued capital expenditures	(1.3)	12.9

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words "Company," "Caesars," "Caesars Entertainment," "CEC," "we," "our," and "us" refer to Caesars Entertainment Corporation, a Delaware corporation, and its consolidated entities, unless otherwise stated or the context requires otherwise.

Note 1 - Organization and Basis of Presentation
Organization
We conduct business through our majority owned subsidiary, Caesars Entertainment Operating Company, Inc. ("CEOC"), and our wholly owned subsidiary, Caesars Entertainment Resort Properties, LLC ("CERP"), and their respective subsidiaries. We also consolidate Caesars Growth Partners, LLC ("CGP LLC"), which is a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary (see Note 5, "Caesars Growth Partners"). As of September 30, 2014, we owned and operated or managed, through various subsidiaries and CGP LLC, 50 casinos in 14 U.S. states and 5 countries. Of the 50 casinos, 38 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 12 international casinos are all land-based casinos, most of which are located in England.
Caesars Interactive Entertainment, Inc. ("CIE"), a majority owned subsidiary of CGP LLC, operates an online gaming business providing for social games on Facebook and other social media websites and mobile application platforms and certain real money games in Nevada and New Jersey; and "play for fun" offerings in other jurisdictions. CIE also owns the WSOP tournaments and brand, and licenses trademarks for a variety of products and businesses related to this brand.
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
The financial information for the three and nine months ended September 30, 2013 reflects the results of operations and cash flows of the Golden Nugget, Harrah's Tunica, Showboat Atlantic City casinos as discontinued operations consistent with the current period presentation. See Note 4, "Dispositions, Divestitures, and Other Property Matters."
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 10-K").
Note 2 — Liquidity Considerations
We are a highly leveraged company primarily resulting from the leverage of CEOC, which had $18,410.9 million in face value of debt outstanding as of September 30, 2014, out of the total $25,529.3 million face value of our consolidated outstanding indebtedness. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our consolidated debt service obligation for the remainder of 2014 is $831.3 million, consisting of $93.4 million in principal maturities and $737.9 million in required interest payments. Our consolidated debt service obligation for 2015 is $2,469.8 million, consisting of $140.6 million in principal maturities and $2,329.2 million in required interest payments.
As a result of our debt service requirements and a general decline in our gaming activity since 2007, with Atlantic City properties and our regional markets being more heavily impacted by this trend, we have experienced substantial operating and net losses in recent years, resulting in a total stockholders' deficit of $3,714.4 million as of September 30, 2014. Further, we expect to experience operating and net losses for the remainder of 2014 and the foreseeable future.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Caesars Entertainment is a holding company, with its holdings consisting of an interest in three primary entities:

•	Caesars Entertainment Operating Company;

•	Caesars Entertainment Resort Properties, LLC; and

•	Caesars Growth Partners, LLC.
CERP and CGP LLC have material amounts of debt; however, we believe their cash and cash equivalents balances, cash flows from operations, and financing available under revolving credit facilities will be sufficient to meet normal operating requirements and to fund planned capital expenditures during the next 12 months. CEOC, which remains heavily levered, is the focus of ongoing efforts designed to position CEOC for significant deleveraging.
See Note 9, "Debt," for details of our debt outstanding and related restrictive covenants, including the restrictions on our subsidiaries to pay dividends to CEC or otherwise transfer cash to CEC. This detail includes, among other information, a table presenting details of our individual borrowings outstanding as of September 30, 2014 and December 31, 2013, as well as discussion of recent changes in our debt outstanding, and changes in the terms of existing debt subsequent to December 31, 2013.
CEOC Liquidity Discussion and Analysis
CEOC net revenues were $3,939.1 million for the nine months ended September 30, 2014, representing 61.7% of consolidated net revenues of CEC for the period. CEOC is highly leveraged, and a significant amount of its liquidity needs are for debt service, including significant interest payments. As of September 30, 2014, CEOC had $18,410.9 million face value of outstanding indebtedness and its current debt service obligation over the next 12 months is $1,829.5 million, consisting of $82.1 million in principal maturities and $1,747.4 million in required interest payments.
As a result of the CEC consolidated factors described above, CEOC has experienced substantial net losses and operating losses in recent years, resulting in total stockholders' deficit of $7,542.3 million as of September 30, 2014. Further, CEOC expects to experience operating and net losses for the foreseeable future.
CEOC's cash and cash equivalents, excluding restricted cash, totaling $1,479.9 million at September 30, 2014, compared with $1,438.7 million at December 31, 2013. CEOC experienced negative operating cash flows of $548.7 million for the nine months ended September 30, 2014 and expects to experience negative operating cash flows for the foreseeable future.
CEOC does not currently expect that its cash flows from operations will be sufficient to repay its indebtedness and will ultimately need to pursue additional debt or equity offerings or seek a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code.
CEOC has sufficient liquidity at present, including CEOC’s ability to borrow under any of its credit arrangements as described in Note 9, "Debt." However, CEOC estimates that, absent a refinancing, amendment, private restructuring, or a reorganization under Chapter 11 of the Bankruptcy Code, based on its current operating forecasts and the underlying assumptions, that it would require additional sources of liquidity to fund its operations and obligations beginning during the fourth quarter of 2015. These factors raise substantial doubt as to CEOC's ability to continue as a going concern beyond the fourth quarter of 2015. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
During the nine months ended September 30, 2014, CEC and CEOC have been undertaking a number of actions to mitigate this uncertainty. For more information on these actions and the impact that the related transactions have on CEOC's liquidity and capital structure, see Note 6, "Property Transaction between CEOC and CGP LLC and Related Financing," Note 9, "Debt," and Note 10, "Stockholders' Equity and Loss Per Share."
Also see Note 15, "Litigation, Contractual Commitments and Contingent Liabilities", and Note 20, "Subsequent Events" for more information regarding Noteholder disputes and claims related to these actions and transactions. If a court were to find in favor of the claimants in any of these disputes, such determination could have a material adverse effect on CEOC's business, financial condition, results of operations, and prospects and on the ability of lenders and Noteholders to recover on claims under CEOC's indebtedness.
On September 12, 2014, we announced that CEC and CEOC had executed non-disclosure agreements ("NDAs") with certain First Lien Creditors of CEOC's 11.25% senior secured notes due 2017; CEOC's 8.5% senior secured notes due 2020 and CEOC's 9% senior secured notes due 2020 in an effort to restructure CEOC's debt.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On October 16, 2014, CEOC entered into certain control arrangements with the Collateral Agent in order to provide the first lien secured creditors with a perfected lien on its cash. Such arrangements do not restrict CEOC's ability to utilize cash and are not expected to have an operational impact on CEOC (see Note 9, "Debt").
On October 17, 2014, we announced that CEC and CEOC had executed NDAs with certain beneficial holders of debt, including senior secured term loans, issued by CEOC pursuant to the Third Amended and Restated Credit Agreement dated July 25, 2014, by and among CEC, CEOC, the lender parties and Credit Suisse AG, Cayman Islands Branch, as administrative agent, in an effort to restructure CEOC's debt.
On October 29, 2014, we announced that one of the First Lien Creditors that had previously executed an NDA did not extend its NDA. While CEC and CEOC are no longer in discussions with the one First Lien Creditor that did not extend its NDA, and while no agreement has been reached yet on the terms of a restructuring, CEC and CEOC are continuing discussions with the remaining First Lien Creditors all of which have extended their NDAs.
From time to time, depending upon market, pricing, and other conditions, and on CEOC's cash balances and liquidity, CEOC may seek to acquire or exchange notes or other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption, exchange offers or otherwise, upon such terms and at such prices as CEOC may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration, including CEOC common stock. In addition, CEOC has considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges, debt for equity exchanges or restructuring transactions.
CEOC's ability to refinance or restructure its debt, or to issue additional debt or equity, will depend upon, among other things:

◦	the condition of the capital markets at the time, which is beyond CEOC's control;

◦
CEOC's future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond CEOC's control;

◦	CEOC's continued compliance with the terms and covenants in its credit facilities, indentures and loan agreements that govern our debt; and

◦	the results of ongoing discussions with CEOC's Noteholders and lenders.
CERP Liquidity Discussion and Analysis
As of September 30, 2014, CERP's cash and cash equivalents totaled $200.8 million. Its operating cash inflows are typically used for operating expenses, debt service costs and working capital needs. CERP is highly leveraged and a significant portion of its liquidity needs are for debt service. As of September 30, 2014, CERP had $4,737.2 million face value of indebtedness outstanding including capital lease indebtedness. See Note 9, "Debt," for additional information related to CERP indebtedness and related restrictive covenants. Cash paid for interest for the nine months ended September 30, 2014, was $243.7 million. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows.
CERP's estimated interest payments for the remainder of 2014 are $162.8 million, for the years ended December 31, 2015 through 2018 are $390.0 million, $395.3 million, $413.6 million, and $422.7 million, respectively, and thereafter are $933.8 million.
CERP's ability to fund its operations, pay its debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond its control, and disruptions in capital markets and restrictive covenants related to its existing debt could impact CERP's ability to secure additional funds through financing activities. We believe that CERP's cash and cash equivalents balance, its cash flows from operations, and financing available under its revolving credit facility will be sufficient to meet normal operating requirements during the next 12 months and to fund planned capital expenditures.
CGP LLC Liquidity Discussion and Analysis
CGP LLC's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under CIE's credit facility with Caesars Entertainment. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $989.2 million as of September 30, 2014.
Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. CGP LLC's operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC's ability to

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

refinance debt will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under CGP LLC's and its subsidiaries' financing documents. Additionally, CGP LLC's ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP LLC's control, and disruptions in capital markets and restrictive covenants related to CGP LLC's existing debt could impact CGP LLC's ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.
CGP LLC believes that its cash and cash equivalents and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
Consolidated Liquidity Discussion and Analysis
Consolidated cash and cash equivalents, excluding restricted cash, totaled $3,182.4 million as of September 30, 2014. Cash and cash equivalents as of September 30, 2014, includes $989.2 million held by our consolidated VIE, CGP LLC, which is not available for our use to fund operations or satisfy our obligations unrelated to CGP LLC.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facilities. CEOC's revolving credit facility provides for up to $106.1 million, of which $7.8 million remained as available borrowing capacity for CEOC as of September 30, 2014. CERP's revolving credit facility provides for up to $269.5 million, of which $194.5 million remained as available borrowing capacity for CERP as of September 30, 2014. CGP LLC's revolving credit facility provides for up to $150.0 million, of which $149.9 million remained as available borrowing capacity for CGP LLC as of September 30, 2014.
The following summarizes our liquidity:

	September 30, 2014
(In millions)	CEOC	CERP	CGP LLC	Parent
Cash and cash equivalents	$1,479.9	$200.8	$989.2	$512.5
Revolver capacity	106.1	269.5	150.0	—
Revolver capacity drawn or committed to letters of credit	(98.3)	(75.0)	(0.1)	—
Total Liquidity	$1,487.7	$395.3	$1,139.1	$512.5
We experienced negative consolidated operating cash flows of $422.0 million for the nine months ended September 30, 2014, including negative operating cash flows of $548.7 million from CEOC, and expect to experience negative consolidated operating cash flows for the remainder of 2014 and the foreseeable future.
As previously noted, CEOC does not currently expect that its cash flows from operations will be sufficient to repay its indebtedness and it will ultimately need to pursue additional debt or equity offerings or seek a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code.
Although CEOC does not believe that its cash flows from operations combined with existing liquidity sources will be sufficient to repay its indebtedness when it comes due, because of the absence of cross-default provisions in the indebtedness due within the next 15 months and the absence of any parent guarantee (as discussed in Note 9, "Debt”), we do not believe that the impact of any default that CEOC could experience in the next 15 months would materially impact the liquidity of CEC and its consolidated operating subsidiaries other than CEOC.
Prior to October 1, 2014, our properties, including properties held in our CERP and CGP subsidiaries, were managed by CEOC. We therefore have historically been reliant on CEOC and its employees to support these operations and enable us to generate cash flows in our other operating subsidiaries.
As described in Note 18, "Caesars Enterprise Services," CEC, CEOC, CERP, and CGPH (collectively, the "CES Members") entered into a services joint venture, Caesars Enterprise Services ("CES"). Effective October 1, 2014, substantially all our properties are managed by Caesars Enterprise Services (and the remaining properties will be transitioned upon regulatory approval). Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement we believe that CEC and its other operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks and its programs.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We believe that, other than as disclosed above with respect to CEOC, CEC and its other consolidated operating subsidiaries' cash and cash equivalents balances, cash flows from operations, and financing available under revolving credit facilities will be sufficient to fund their operations and obligations during the next 12 months and to fund planned capital expenditures.
The foregoing are forward-looking statements based on assumptions as of the date of this filing that may or may not prove to be correct. Actual results may differ materially from CEOC's present expectations. Factors that may cause actual results to differ materially from present expectations include, without limitation, the results of ongoing discussions with CEOC's lenders and Noteholders and the positive or negative changes in the operational and other matters assumed in preparing the CEOC forecasts that would have an impact on CEOC's ability to continue as a going concern.
Note 3 — Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards.
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
In August 2014, the FASB issued authoritative guidance amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations and are evaluating the date of adoption.
Note 4 — Dispositions, Divestitures, and Other Property Matters
Dispositions and Divestitures
Showboat Atlantic City
Showboat Atlantic City casino permanently closed effective August 31, 2014. As a result of our decision to close this property, we recorded a $4.8 million charge in the second quarter of 2014 for accrued severance costs and an additional $15.8 million charge related to accrued exit costs in the third quarter of 2014. We have presented the operations of Showboat Atlantic City as discontinued operations in the Consolidated Condensed Statements of Operations.
CIE RMG BEL, LLC
In June 2014, CIE concluded that, effective August 2014, it would suspend operations of CIE RMG BEL, LLC, an indirectly wholly owned subsidiary in Minsk, Belarus. As a result, CIE recorded a $15.5 million impairment in the second quarter of 2014. In the third quarter of 2014, CIE settled its accrued contingent consideration for $4.5 million and recognized a gain of $1.4 million on the final disposition of the entity. We have presented the operations of CIE RMG BEL, LLC as discontinued operations in the Consolidated Condensed Statements of Operations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Harrah's Tunica
Harrah’s Tunica casino permanently closed effective June 2, 2014. We recorded intangible and tangible asset impairment charges totaling $68.0 million during the first quarter of 2014 as a result of our impairment testing. In the second quarter of 2014, as a result of our decision to close this property, we recorded a charge for approximately $10.9 million related to accrued exit costs associated with the closure of this casino. In the third quarter of 2013, we recorded a tangible asset impairment charge of $112.3 million related to Harrah's Tunica as a result of completing an assessment for impairment for certain of our properties. We have presented the operations of the Harrah's Tunica casino as discontinued operations in the Consolidated Condensed Statements of Operations.
Golden Nugget
In February 2014, we permanently closed the Golden Nugget casino in London. As a result, in the first quarter of 2014, we recorded charges of $1.7 million related to the impairment of intangible and tangible assets and $13.1 million related to accrued exit costs. As of September 30, 2014, $10.2 million remains accrued for exit-related costs. We have presented the operations of the Golden Nugget casino as discontinued operations in the Consolidated Condensed Statements of Operations.
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
Other Property Matters
Iowa Dog Racing Legislation
As a result of new legislation passed in May 2014 in the State of Iowa, we are required to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation ("Iowa Dog Racing Legislation") requires that we pay a total of $65.0 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning in January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The liability related to the exit costs was $41.4 million as of September 30, 2014.
AC Conference Center
On July 1, 2014, AC Conference Holdco, LLC, a direct wholly owned subsidiary of CEC, and its direct, wholly owned subsidiary, AC Conference Newco, LLC, were contributed to CERP. The total net book value of both entities contributed was $81.7 million. The assets are primarily comprised of real estate and development costs for a new meeting and conference center, which will be connected to CERP's Harrah's Atlantic City casino. There was no impact on CEC's consolidated financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net revenues
Showboat Atlantic City	$33.5	$58.3	$115.4	$157.8
Harrah's Tunica	—	31.9	46.4	99.9
Other	—	3.1	1.3	10.8
Total net revenues	$33.5	$93.3	$163.1	$268.5

Pre-tax income/(loss) from operations
Showboat Atlantic City	$(23.8)	$7.9	$(36.2)	$10.0
Harrah's Tunica	(22.7)	(120.8)	(119.1)	(130.4)
Other	0.4	14.2	(33.1)	(31.1)
Total pre-tax loss from discontinued operations	$(46.1)	$(98.7)	$(188.4)	$(151.5)

Income/(loss), net of income taxes
Showboat Atlantic City	$(26.1)	$4.6	$(25.2)	$5.6
Harrah's Tunica	(22.7)	(78.3)	(119.1)	(84.5)
Other	0.4	11.1	(33.1)	(31.4)
Total loss from discontinued operations, net of income taxes	$(48.4)	$(62.6)	$(177.4)	$(110.3)
Note 5 — Caesars Growth Partners
Consolidation as a Variable Interest Entity
CEC owns non-voting membership units of CGP LLC and is also party to management services agreements between CGP LLC and CEOC that constitute variable interests in CGP LLC. Because the equity holders in CGP LLC receive returns disproportionate to their voting interests and substantially all the activities of CGP LLC are related to Caesars, CGP LLC has been determined to be a variable interest entity.
Because substantially all the activities of CGP LLC are related to Caesars and due to the factors set forth below, we have concluded that we are required to consolidate CGP LLC. We have reached this conclusion based upon the weighting of a number of items, including the following: (i) the close association that CGP LLC has with Caesars, including the fact that all of the assets and businesses owned by CGP LLC were acquired from Caesars; (ii) Caesars, through CEOC, has ongoing asset and management services agreements with each of the properties owned by CGP LLC; and (iii) Caesars has the obligation to absorb losses and the right to receive residual returns that could potentially be significant to CGP LLC. CGP LLC generated net revenues of $485.8 million and $1,064.6 million for the three and nine months ended September 30, 2014, respectively. Net loss attributable to Caesars related to CGP LLC was $32.0 million and $119.0 million for the three and nine months ended September 30, 2014, respectively.
Contingently Issuable Non-Voting Membership Units
CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE's social and mobile games business exceed a specified threshold amount in 2015. The number of units to be received is capped at a value of $225.0 million divided by the value of the non-voting units at the date of the CGP LLC formation transaction.
CGP LLC maintains a liability equal to the fair value of the additional non-voting membership units contingently issuable to Caesars Entertainment during 2016 as described above. The contingently issuable membership units' fair value is based upon a multiple of EBITDA for the calendar year 2015 in excess of a specified minimum threshold and includes a maximum payout threshold. The fair value of the contingently issuable non-voting membership units was $298.6 million on the CGP LLC balance sheet as of September 30, 2014 and $306.5 million as of December 31, 2013. This liability is eliminated in our consolidation of CGP LLC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Distribution of CEOC Notes
On August 6, 2014, CGP LLC effectuated a distribution of 100% of its remaining investment in certain CEOC notes as a dividend to its members, CEC and Caesars Acquisition Company ("CAC"), pro rata based upon each member’s ownership percentage in CGP LLC (the "Notes Distribution"). In connection with the Notes Distribution, CEC received $187.0 million in aggregate principal amount of the 6.50% Senior Notes and $206.1 million in aggregate principal amount of the 5.75% Senior Notes and CAC received $137.5 million in aggregate principal amount of the 6.50% Senior Notes and $151.4 million in aggregate principal amount of the 5.75% Senior Notes.
CGP LLC is a consolidated VIE, accordingly, the CEOC notes held by CGP LLC prior to the Notes Distribution were eliminated in consolidation and were not reflected as part of CEOC's outstanding debt disclosed in Note 9, "Debt." The CEOC notes received by CEC were subsequently contributed to CEOC for cancellation, as described in Note 9, "Debt - Note Purchase and Support Agreement," which resulted in no impact on the consolidated financial statements of CEC. The CEOC notes received by CAC resulted in an increase in the face value and book value reported for CEOC debt because CAC is not a consolidated entity. In addition, the Notes Distribution resulted in a $159.7 million decrease in noncontrolling interest (which represents the fair value of the CEOC notes) and an $88.9 million increase to the discount on long-term debt as of September 30, 2014. The decrease in noncontrolling interest represents CGP LLC's reported fair value of the CEOC notes at the time of the Notes Distribution, while the increase to the discount represents the difference between CGP LLC's fair value for the CEOC notes and the book value reported by CEOC. The Notes Distribution to CAC is being accounted for as a new issuance of debt by CEC for accounting purposes. As a result of this transaction, CEC now reflects the $288.9 million in face value of notes distributed by CGP LLC to CAC as outstanding, with a total discount of $129.2 million, resulting in an increase to net book value of debt outstanding equal to the fair value of the related notes, which was $159.7 million.
Note 6 — Property Transaction between CEOC and CGP LLC and Related Financing
Property Transaction between CEOC and CGP LLC
In May 2014, CEOC sold to CGP LLC (hereafter collectively referred to as the "CEOC-CGP LLC Property Transaction"):

(i)	its subsidiaries that own the assets comprising The Cromwell, The LINQ Hotel, Bally’s Las Vegas, and Harrah's New Orleans (collectively the "Properties");

(ii)	50% of the ongoing management fees and any termination fees payable under property management agreements to be entered between a CEOC subsidiary and the owners of each of the Properties; and

(iii)	certain intellectual property that is specific to each of the Properties.
In May 2014, CEOC completed the CEOC-CGP LLC Property Transaction for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments. The debt assumed consisted of the $185.0 million Cromwell Credit Facility described in Note 9, "Debt." Consistent with the 2013 sale of Planet Hollywood Las Vegas from CEOC to CGP LLC, this transaction was accounted for as a reorganization of entities under common control, with CEOC results being reflective of the sold properties through the date of the sale. CGP LLC results are reflective of CGP LLC as consolidated into CEC results; accordingly the results of the four properties that CGP LLC acquired from CEOC are included in CGP LLC only after the date of acquisition.
Under the terms of the agreements governing the CEOC-CGP LLC Property Transaction, each property is managed by CEOC. In addition, each property licenses enterprise-wide intellectual property from Caesars Licensing Company, LLC ("CLC"). Upon implementation of the services joint venture described in Note 18, "Caesars Enterprise Services," CEOC assigned the management agreements to CES, and CLC granted to CES licenses with respect to the enterprise-wide intellectual property. CEOC receives ongoing management fees during the term of the related property management agreement consisting of a (i) base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year.
In addition to the above, the agreements governing the CEOC-CGP LLC Property Transaction also provide that CEC and CEOC will indemnify CGP LLC for certain obligations, including:

(i)	the failure of CEC and CEOC to perform or fulfill any of their covenants or breach any of their representations and warranties under the agreements;

(ii)	new construction and renovation of The LINQ Hotel of up to 15% of amounts in excess of $223.1 million; and

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(iii)	certain other agreed upon matters.
Related Financing Agreement
As disclosed in greater detail in Note 9, "Debt," in April 2014, CGP LLC entered into a First Lien Credit Agreement providing for a $1,175.0 million term loan and a $150.0 million revolving facility, and completed the offering of $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due May 2022.
Note 7 — Property and Equipment, Net

(In millions)	September 30, 2014	December 31, 2013
Land and land improvements	$6,231.3	$6,266.8
Buildings, riverboats, and improvements	7,574.1	6,668.1
Furniture, fixtures, and equipment	2,558.7	2,297.7
Construction in progress	251.1	824.6
	16,615.2	16,057.2
Less: accumulated depreciation	(3,130.4)	(2,819.3)
	$13,484.8	$13,237.9
Depreciation expense is included in depreciation and amortization, corporate expense, and loss from discontinued operations, and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Depreciation expense	$167.9	$131.7	$434.8	$438.1
Tangible Asset Impairments
We recorded tangible asset impairment charges related to continuing operations totaling $53.2 million and $60.9 million for the three and nine months ended September 30, 2014, respectively. In the third quarter of 2014, due to a decline in recent performance and downward adjustments to expectations of future performance, we determined it was necessary to perform an assessment for impairment for certain of our properties, which resulted in an impairment charge of $50.4 million.
We recorded tangible asset impairment charges related to continuing operations totaling $498.7 million and $603.0 million for the three and nine months ended September 30, 2013, respectively. As a result of deteriorating gaming volumes in certain of our markets, we determined it was necessary to complete an assessment for impairment for certain of our properties, which resulted in these impairment charges. The impairment charges primarily included $104.3 million in the second quarter of 2013 related to our land holdings in Biloxi, Mississippi, and a real estate project in Atlantic City, New Jersey, and $498.7 million in the third quarter of 2013 related to certain properties in Atlantic City.
We recorded tangible asset impairment charges of $66.8 million in the first quarter of 2014, as a result of our decision to close Harrah's Tunica. In the third quarter of 2013, we recorded a tangible asset impairment charge of $112.3 million related to Harrah's Tunica as a result of completing an assessment for impairment for certain of our properties. We have presented the operations of the Harrah's Tunica casino as discontinued operations in the Consolidated Condensed Statements of Operations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 8 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2013	$730.0	$3,063.3	$2,757.7
Additions	49.9	14.1	—
Impairments	(1.9)	(304.2)	(199.2)
Amortization	(101.1)	—	—
Other	(7.9)	(0.5)	(4.1)
Balance as of September 30, 2014	$669.0	$2,772.7	$2,554.4
As summarized below, we recorded intangible asset impairment charges related to continuing operations totaling $445.4 million and $487.9 million for the three and nine months ended September 30, 2014. We recorded intangible asset impairment charges totaling $319.9 million and $342.9 million for the three and nine months ended September 30, 2013.
Intangible Asset Impairment Charges - Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Goodwill	$288.9	$133.3	$288.9	$133.3
Trademarks	—	98.0	13.4	98.0
Gaming Rights and other	156.5	88.6	185.6	111.6
Total	$445.4	$319.9	$487.9	$342.9
During the third quarter of 2014, as a result of a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets, we performed an interim impairment assessment of goodwill related to certain of our properties, which resulted in preliminary impairment charges shown above. We are not able to finalize our impairment assessment until such time as we finalize fair value determinations, which we expect to complete during the fourth quarter of 2014, at which time we will record any necessary adjustments to our preliminary impairment charges recorded in the third quarter. For our preliminary assessment, we determined the estimated fair value of each reporting unit as a function, or multiple, of earnings before interest, taxes, depreciation and amortization ("EBITDA"), combined with estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluated the aggregate fair value of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization as of September 30, 2014. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry.
During the third quarter of 2014, due to the factors described above, we determined it was necessary to perform an assessment for impairment for certain of our non-amortizing intangible assets, which resulted in the impairment charges shown above related to gaming rights. During the first and second quarters of 2014, as a result of declining financial results in certain of our markets, we also recorded impairment charges related to certain gaming rights and trademarks. We determine the estimated fair values of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.
As described in Note 4, "Dispositions, Divestitures, and Other Property Matters," we also recorded an intangible asset impairment charge of $15.5 million, primarily related to goodwill, due to our decision to suspend operations of CIE RMG BEL, LLC, which is presented in discontinued operations.
During the three and nine months ended September 30, 2013, we recorded impairment charges related to goodwill, trademarks, and gaming rights as a result of reduced projections within our long-term operating plan.
In 2013, we performed our annual goodwill impairment assessment as of September 30 and subsequently changed our annual impairment testing date to October 1. We believe this change, which represented a change in the method of applying an accounting

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

principle, is preferable in the circumstances as it provides additional time for us to quantify the fair value of our operating divisions and meet reporting requirements.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2014				December 31, 2013
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	6.6	$1,265.1	$(712.9)	$552.2	$1,268.1	$(645.5)	$622.6
Contract rights	3.2	85.2	(80.9)	4.3	97.6	(79.4)	18.2
Developed technology	2.7	188.0	(100.9)	87.1	138.3	(76.5)	61.8
Gaming rights	9.7	42.8	(17.4)	25.4	42.8	(15.4)	27.4
Trademarks	0.0	3.8	(3.8)	—	—	—	—
		$1,584.9	$(915.9)	669.0	$1,546.8	$(816.8)	730.0
Non-amortizing intangible assets
Gaming rights				974.1			1,159.5
Trademarks				1,580.3			1,598.2
				2,554.4			2,757.7
Total intangible assets other than goodwill				$3,223.4			$3,487.7

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 9 — Debt
The following table presents our outstanding debt from a consolidated viewpoint. Accordingly, debt owed between consolidated entities is eliminated, and thus, is not considered outstanding. Therefore, it is excluded from the table below. See footnotes 6 and 8 to this table for greater detail.

Detail of Debt (Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
		September 30, 2014			December 31, 2013
CEOC Debt
Credit Facilities(1)
Term Loans B1 - B3 (2)	2015	—	$—	$—	$29.0
Term Loan B4	2016	10.50%	376.7	359.6	948.1
Term Loan B5	2017	5.95%	937.6	917.0	989.3
Term Loan B6	2017	6.95%	2,298.8	2,227.0	2,399.9
Term Loan B7 (3)	2017	9.75%	1,745.6	1,641.3	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095.0	2,071.5	2,066.4
Senior Secured Notes	2020	8.50%	1,250.0	1,250.0	1,250.0
Senior Secured Notes	2020	9.00%	3,000.0	2,958.8	2,954.5
Second-Priority Senior Secured Notes	2018	12.75%	750.0	744.7	743.9
Second-Priority Senior Secured Notes	2018	10.00%	4,502.1	2,572.4	2,433.2
Second-Priority Senior Secured Notes	2015	10.00%	3.8	3.4	187.7
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	330.0
Capitalized Lease Obligations	to 2017	various	20.0	20.0	14.7
Subsidiary-Guaranteed Debt (4)
Senior Notes	2016	10.75%	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.50%	12.2	12.2	10.9
Unsecured Senior Debt
5.625% (2)	2015	5.625%	—	—	328.3
6.5%	2016	6.50%	296.7	265.6	212.6
5.75%	2017	5.75%	233.3	189.9	115.0
Floating Rate Contingent Convertible Senior Notes	2024	0.24%	—	—	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	46.9	46.9	48.1
Other	2016 - 2021	0.00% - 6.00%	33.6	33.6	39.3
Total CEOC Debt			18,410.9	16,122.5	15,579.7
Additional Debt Discount (5)			—	(88.9)	—
Total CEOC Debt, as consolidated (6)			18,410.9	16,033.6	15,579.7

CERP Debt
Secured Debt
CERP Senior Secured Loan (7)	2020	7.00%	2,481.3	2,435.5	2,449.7
CERP Revolver (7)	2018	8.25%	75.0	75.0	—
CERP First Lien Notes (7)	2020	8.00%	1,000.0	994.2	993.7
CERP Second Lien Notes (7)	2021	11.00%	1,150.0	1,141.5	1,140.8
Capitalized Lease Obligations	to 2017	various	14.7	14.7	5.4
Other Unsecured Borrowings (11)
Other	2016	0.00% - 6.00%	16.2	16.2	21.3
Total CERP Debt			4,737.2	4,677.1	4,610.9

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Detail of Debt (continued) (Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
		September 30, 2014			December 31, 2013
CGP LLC Debt (8)
Secured Debt
CGP Term Loan (9)	2021	6.25%	1,172.1	1,139.9	—
Second-Priority Senior Secured Notes (9)	2022	9.375%	675.0	660.4	—
PHW Las Vegas Senior Secured Loan		—	—	—	456.1
Baltimore Credit Facility	2020	8.25%	272.5	262.9	214.5
Cromwell Credit Facility (10)	2019	11.00%	185.0	180.2	179.8
Capitalized Lease Obligations	to 2016	various	4.6	4.6	2.1
Other Unsecured Borrowing (11)
Other	2014 - 2018	0.00% - 6.00%	57.5	56.3	57.6
Special Improvement District Bonds	2037	5.30%	14.5	14.5	14.8
Total CGP LLC Debt			2,381.2	2,318.8	924.9

Total Debt			25,529.3	23,029.5	21,115.5
Current Portion of Long-Term Debt			(140.6)	(140.6)	(197.1)
Long-Term Debt			$25,388.7	$22,888.9	$20,918.4
___________________

(1)	Guaranteed by Caesars Entertainment.

(2)	Repaid in the third quarter 2014.

(3)	The Term B7 Loans have a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of CEOC's Term B5 Loan and Term B6 Loan remain outstanding on such date.

(4)	Guaranteed by certain wholly owned subsidiaries of CEOC.

(5)	Increase in discount on long-term debt due to distribution of CEOC notes through a dividend to a non-consolidated affiliate. See Note 5, "Caesars Growth Partners."

(6)	$4.3 million face value of debt issued by CEOC is held by other consolidated entities.

(7)	Guaranteed by Caesars Entertainment Resort Properties and its subsidiaries.

(8)
As of September 30, 2014 and December 31, 2013, under the CGP LLC debt structure, CIE had $39.8 million drawn under an arrangement with Caesars Entertainment. Accordingly, such debt is eliminated in consolidation.

(9)	Guaranteed by an indirect subsidiary of Caesars Growth Partners, LLC and certain wholly owned subsidiaries of it.

(10)	The property that secured this debt was sold to CGP LLC in May 2014. The debt was formerly "Bill's Credit Facility." See Note 6, "Property Transaction between CEOC and CGP LLC and Related Financing."

(11)
The December 31, 2013 value of this debt was reclassified. The property that secured this debt was sold to CGP LLC in May 2014. See Note 6, "Property Transaction between CEOC and CGP LLC and Related Financing."

As of September 30, 2014 and December 31, 2013, book values of debt are presented net of unamortized discounts of $2,499.8 million and $2,473.8 million, respectively.
As of September 30, 2014, our outstanding debt had a fair value of $18,644.8 million and a carrying value of $23,029.5 million. We calculated the fair value of the debt based on borrowing rates available as of September 30, 2014, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2014 is $140.6 million. For CEOC, the current portion of long-term debt primarily includes $35.9 million of payments due on the 10.0% Second-Priority Senior Secured Notes due 2018; current capitalized lease and other obligations of $27.3 million; quarterly payments totaling $17.5 million on the Term Loan B7; and $1.2 million on the Special Improvement District Bonds. For CERP, the current portion of long-term debt includes required annual principal payments of $25.0 million on its senior secured loan and interim principal payments on other unsecured borrowings and capitalized lease obligations. For CGP LLC, the current portion of long-term debt includes a total of $18.3 million of payments due related to Term Loans, Special Improvement District Bonds, and various capitalized lease obligations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEOC Debt
Amended and Restated Credit Agreement with Caesars Entertainment
CEOC has a credit facility with CEC pursuant to which CEC will make one or more unsecured loans to CEOC in a maximum principal amount not to exceed $1.0 billion outstanding at any time. The entire outstanding amount, plus any accrued and unpaid interest, matures November 2017, and bears interest at a rate per annum equal to LIBOR, as defined in the credit agreement, plus 3.0%. Interest is payable quarterly in arrears or, at CEOC's election, such interest may be added to the loan balance owed to CEC. During the second quarter of 2014, CEOC entered into an amended and restated credit agreement with CEC, pursuant to which CEOC repaid the then outstanding balance under the credit agreement of $260.4 million ("Repayment Amount"). Under the terms of the amended and restated credit agreement, upon request and without constraint, CEOC can re-borrow from CEC a maximum principal amount not to exceed the Repayment Amount outstanding at any time. Additionally, loans in excess of the Repayment Amount but not to exceed a cumulative $1.0 billion outstanding at any time may be made to CEOC at the sole discretion of CEC.
There were no amounts outstanding under the agreement as of September 30, 2014. There was $285.4 million outstanding under the agreement as of December 31, 2013.
2014 Activity
In June 2014, CEOC completed the offering of $1,750.0 million of incremental term loans ("Incremental Term Loans" or "Term Loan B7") due March 1, 2017, with a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of CEOC's Term Loan B5 or Term Loan B6 remain outstanding on such date. The Incremental Term Loans were incorporated into the Credit Facilities, as amended. We used the net cash proceeds from the Incremental Term Loans to complete the repayment of 2015 maturities and reducing certain outstanding term loans, as described below.
The CEOC Term Loan B7 requires scheduled quarterly repayments of $4.4 million that began in the third quarter of 2014.
Repayment of 2015 Maturities
In July 2014, CEOC completed a cash tender offer for the $791.8 million aggregate principal amount outstanding of its 5.625% Senior Notes due 2015. CEOC received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes. In addition, pursuant to note purchase agreements and a redemption, CEOC purchased an additional $747.4 million in aggregate principal amount of the 5.625% Notes. Consideration for the purchase of these notes was $830.3 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $5.6 million on the 5.625% Senior Notes.
CEOC also completed a cash tender offer for the $190.0 million aggregate principal amount outstanding of its 10.00% Second-Priority Senior Secured Notes due 2015. CEOC received tenders from the holders of $103.0 million aggregate principal amount of the 10.00% Notes. In addition, CEOC purchased an additional $83.2 million in aggregate principal amount of the 10.00% Notes. Consideration for the purchase of these notes was $190.9 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $13.5 million on the 10.00% Senior Notes.
As a result of the tender offers, the note purchases, and a redemption, CEOC retired and redeemed 100.0% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.
Repayments of Certain Term Loans
In connection with the assumption of the Incremental Term Loans and the consummation of the amendment to the Credit Facilities, CEOC repaid $794.6 million in certain term loans as follows: $16.4 million in aggregate principal of the Term Loan B1; $12.6 million in aggregate principal of the Term Loan B3; $578.2 million in aggregate principal of the Term Loan B4; $54.3 million in aggregate principal of the Term Loan B5; and $133.1 million in aggregate principal of the Term Loan B6 held by consenting lenders at par under the existing Credit Facilities. As a result of these repayments, we recognized a loss on early extinguishment of debt of $22.2 million.
CEOC Credit Facilities Activity
As of September 30, 2014, CEOC's Credit Facilities provide for senior secured financing of up to $5,464.8 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $5,358.7 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106.1 million, including both a letter of credit sub-facility and a swingline loan sub-facility. There were no amounts outstanding under the revolving credit facility as of September 30, 2014 or during the year ended December 31, 2013. The Term Loan B7, under the Credit Facilities, requires scheduled quarterly payments of $4.4

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

million, with the balance due at maturity in March 2017. As of September 30, 2014, the senior secured term loans are comprised of $376.7 million maturing October 2016, and $4,942.6 million maturing March 2017. As of September 30, 2014, $106.1 million of the revolving credit facility matures January 2017 and $98.3 million is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $7.8 million of additional borrowing capacity was available to CEOC under its revolving credit facility as of September 30, 2014.
CEOC Notes Activity
CEOC's Senior Secured Notes, including the Second-Priority Senior Secured Notes, and its unsecured debt, which is fixed-rate debt, have semi-annual interest payments.
Restrictive Covenants and Other Matters
Under CEOC's Credit Facilities as amended by the Bank Amendment, we are required to satisfy and maintain specified financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default.
In July 2014, CEOC closed on amendments to its senior secured credit facilities that, upon their closing, provided for the following (collectively, the "Bank Amendment"):

(i)
a modification of the financial maintenance covenant to increase the SSLR from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0 on a retroactive basis to 2008, accordingly this change is effective for our September 30, 2014 covenant compliance determination;

(ii)
an exclusion of the Incremental Term Loans incurred after March 31, 2014, from the definition of SSLR for purposes of such covenant, which increased the maximum amount of senior notes excluded for CEOC SSLR covenant purposes from $3,700.0 million to $5,450.0 million;

(iii)
a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment; and

(iv)	a modification of certain other provisions of the senior secured credit facilities.
As of September 30, 2014, we were in compliance with the terms and conditions of all of our loan agreements, including CEOC’s Credit Facilities and indentures, as described above, after giving effect to the Bank Amendment, which increased the allowable SSLR to 7.25 to 1.0 from 4.75 to 1.0. The SSLR is the ratio of CEOC's senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. Subsequent to the Bank Amendment described above, this ratio excludes up to $5,450.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted CEOC cash on hand, which was $1,479.9 million as of September 30, 2014. As of September 30, 2014, CEOC's SSLR was 4.88 to 1.0.
If CEOC were to exceed the SSLR, which could be an event of default under CEOC's Credit Facilities, as amended, under certain circumstances, CEOC is allowed to apply any cash contributions received from CEC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, in order to cure any breach.
Based upon the effects of the Bank Amendment and our current operating forecast, including CEOC's ability to cure a breach of the SSLR, in certain circumstances, with cash contributions from CEC, we believe that we will have sufficient liquidity to fund our operations and meet our debt service obligations and that we will continue to be in compliance with the SSLR during the foreseeable future.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(ix) amend or modify the articles or certificate of incorporation, by-laws, and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as "Designated Senior Debt."
Caesars Entertainment is not bound by any financial or negative covenants contained in CEOC’s credit agreement, other than restrictions with respect to the incurrence of indebtedness, guarantees, liens, and asset sales and the pledge of its stock of CEOC under the modified CEC guaranty.
All borrowings under the CEOC Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under the CEOC Credit Facilities without ratably securing the retained notes.
The indentures governing CEOC’s secured notes limit CEOC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of its capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (viii) enter into certain transactions with its affiliates. Subject to certain exceptions, the indentures governing the secured notes will permit CEOC and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
CEOC’s Credit Facilities and the indentures governing CEOC’s notes also contain other customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds.
See Note 20, "Subsequent Events," for a summary of recent communications received from noteholders regarding alleged defaults.
Note Purchase and Support Agreement
In August 2014, CEOC and CEC announced an agreement (the "Note Purchase and Support Agreement") with certain holders (the "Holders") of CEOC’s outstanding 6.50% Senior Notes and 5.75% Senior Notes in connection with a private refinancing transaction (the "Note Transaction"), pursuant to which, among other things, (i) such Holders, representing $237.8 million aggregate principal amount of the Senior Notes and greater than 51% of each class of the Senior Notes that were held by non-affiliates of CEC and CEOC, agreed to sell to CEC and CEOC an aggregate principal amount of approximately $89.4 million of the 6.50% Senior Notes and an aggregate principal amount of approximately $66.0 million of the 5.75% Senior Notes, (ii) CEC agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate, (iii) CEOC agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate, (iv) CEOC agreed to pay such Holders accrued and unpaid interest in cash and (v) CEC agreed to contribute $426.6 million in aggregate principal ($368.0 million net of discount and accrued interest contributed) of Senior Notes to CEOC for cancellation.
Pursuant to the Note Purchase and Support Agreement, certain of the Holders also (i) agreed to consent to amendments (the "Indenture Amendments") to the terms of the indentures that govern the Senior Notes and to amendments (the "Notes Amendments") to a ratable amount of approximately $82.4 million face amount of the Notes held by such Holders (the "Amended CEOC Notes") and (ii) agreed that for the period from the closing date of the Note Transaction until the earlier of (1) the 181st day after the closing date of the Note Transaction and (2) the occurrence of a "credit event" within the meaning of Section 4.2 (Bankruptcy) or 4.5 (Failure to Pay) of the 2003 ISDA definitions, such Holders will consent or approve a restructuring of Notes and Amended CEOC Notes on the terms described below and, subject to certain exceptions, will not transfer their Amended CEOC Notes except to a transferee that agrees to be bound by such agreement. The Indenture Amendments include (A) a consent to the removal and acknowledgment of the termination of the CEC guarantee within the indenture governing the Notes and (B) a modification to the covenant restricting disposition of "substantially all" of CEOC’s assets to measure future asset sales based on CEOC’s assets as of the date of the amendment. The Notes Amendments include provisions that holders of the Amended CEOC Notes will be deemed to consent to any restructuring of Notes and Amended CEOC Notes so long as holders have consented thereto that hold at least 10% of the outstanding 6.50% Senior Notes and 5.75% Senior Notes, as applicable (in each case, not including the Amended CEOC Notes or any Senior Notes held by affiliates of CEOC), the restructuring solicitation is no less favorable to any Holder of Amended CEOC Notes than to any holder of Notes, and certain other terms and conditions are satisfied.
As a result of these repayments, we recognized a loss on early extinguishment of debt of $25.2 million.
In connection with the Note Transaction, CEOC and CEC also agreed that if no restructuring of CEOC is consummated within 18 months of the closing of the Notes Transaction, subject to certain conditions, CEC will be obligated to make an additional payment to CEOC of $35.0 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Registration Rights Agreement.
In August 2014, CEOC entered into a Registration Rights and Cooperation Agreement (the "Registration Rights Agreement"), by and between CEOC and CAC. Pursuant to the agreement, CEOC granted CAC registration rights to, and agreed to assist and cooperate with CAC in conducting a possible private placement of, the CEOC 6.50% Senior Notes due 2016 and the CEOC 5.75% Senior Notes due 2017. Pursuant to the Registration Rights Agreement, CEOC agreed to on or before October 31, 2014: (i) prepare a "shelf" registration statement (the "Shelf Registration Statement"); (ii) use commercially reasonable efforts to have the Shelf Registration Statement declared effective by the Securities Exchange Commission (the "SEC") and (iii) use commercially reasonable efforts to maintain the effectiveness of the Shelf Registration Statement, as further specified in the Registration Rights Agreement.
CEOC determined that it was not commercially practicable to prepare and have a Shelf Registration Statement effective by October 31, 2014. Because CEOC has not filed or maintained the effectiveness of a filed Shelf Registration Statement as of that date, CAC can request that (i) CEOC register all or part of the Senior Notes under the Securities Act of 1933 and/or (ii) CEOC assist and cooperate in the conducting of a private placement of the Senior Notes received by CAC pursuant to the Notes Distribution, subject to certain black-out periods. As of the date of this filing, CAC has not requested any further actions from CEOC in regards to the registering of the Senior Notes or assistance in conducting a private placement of the Senior Notes (see Note 9, "Debt").
Noteholder Disputes
On October 3, 2014 and October 15, 2014, CEOC received Notices of Default (as described in Note 20, "Subsequent Events.") from separate groups of holders of the CEOC second priority senior secured notes. The specific description of the defaults claimed is included in Note 20, "Subsequent Events." CEOC is in the process of reviewing these Notices and intends to take required action, if any, within the 60 day period after delivery of the Notices to the extent required to avoid any event of default.
Rights Granted to First Lien Creditors
On September 25, 2014, at the request of certain holders of our first priority senior secured notes, CEOC and subsidiary parties of the Collateral Agreement dated December 24, 2008 (together with CEOC, the "Pledgors") granted to Credit Suisse AG, Cayman Islands Branch (the "Collateral Agent") a security interest in and lien on all such Pledgor’s rights, title, and interest in the alleged Commercial Tort Claims that are identified in the Amended and Restated Waiver Agreement dated August 12, 2014. CEOC maintains that the granting of the security interests and related liens is not an acknowledgment or admission by any Pledgor or any other person or entity that any of the alleged Commercial Tort Claims have any merit or value, or that any Pledgor has any right, title or interest to the alleged claims.
On October 16, 2014, CEOC entered into certain control arrangements with the Collateral Agent in order to provide the first lien secured creditors with a perfected lien on its cash. Such arrangements do not restrict our ability to utilize cash and are not expected to have an operational impact on CEOC.
Negotiations with Lenders
On September 12, 2014, we announced that CEC and CEOC had executed NDAs with certain First Lien Creditors of CEOC's11.25% senior secured notes due 2017; CEOC's 8.5% senior secured notes due 2020 and CEOC's 9% senior secured notes due 2020 in an effort to restructure CEOC's debt.
On October 17, 2014, we announced that CEC and CEOC had executed NDAs with certain beneficial holders of debt, including senior secured term loans, issued by CEOC pursuant to the Third Amended and Restated Credit Agreement dated July 25, 2014, by and among CEC, CEOC, the lender parties and Credit Suisse AG, Cayman Islands Branch, as administrative agent, in an effort to restructure CEOC's debt.
On October 29, 2014, we announced that one of the First Lien Creditors that had previously executed an NDA did not extend its NDA. While CEC and CEOC are no longer in discussions with the one First Lien Creditor that did not extend its NDA, and while no agreement has been reached yet on the terms of a restructuring, CEC and CEOC are continuing discussions with the remaining First Lien Creditors all of which have extended their NDAs.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CERP Debt
CERP Financing
In October 2013, CERP (i) completed the offering of $1,000.0 million aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and $1,150.0 million aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (together with the 8.0% first-priority senior secured notes due 2020, the "CERP Notes") and (ii) entered into a first lien credit agreement governing a new $2,769.5 million senior secured credit facility, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million ("CERP Term Loans") and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million (collectively, the "CERP Credit Facilities"). We refer to this refinancing transaction as the "CERP Financing." CERP pledged a significant portion of its assets as collateral under the CERP Credit Facilities and the CERP Notes. The CERP Term Loans require scheduled quarterly payments of $6.3 million, with the balance due at maturity. As of September 30, 2014, there was $75.0 million in borrowings outstanding under the senior secured revolving credit facility, and no amounts were committed to outstanding letters of credit.
In connection with the CERP Financing, CERP is subject to a registration rights agreement that requires CERP to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to the later of (i) October 10, 2014 or (ii) 180 days after the CERP, LLC Merger, a registration statement with respect to the CERP Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended. Accordingly, CERP filed an initial registration statement on Form S-4 (the "Registration Statement") on October 16, 2014. If the exchange offer described in the prospectus filed as part of the Registration Statement is not consummated within 180 days following the CERP, LLC Merger, the CERP will incur additional interest on the CERP Notes of 0.25% annually. The annual interest rate on the CERP Notes will increase by an additional 0.25% for each subsequent 90-day period, up to a maximum additional interest rate of 1.0% per year, until the Registration Statement is declared effective. Following the effectiveness of the Registration Statement and the consummation of the exchange offer, the CERP Notes will be exchanged for new notes (the "Exchange Notes"), whose terms will be substantially identical to that of the CERP Notes, except that the Exchange Notes will have no transfer restrictions or registration rights. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by CERP and each of its subsidiaries on a senior secured basis.
CERP Restrictive Covenants
The CERP Notes and CERP Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting the ability of CERP and its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates; and (viii) designate their subsidiaries as unrestricted subsidiaries. The CERP Notes and CERP Credit Facilities also contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities).
The CERP Credit Facilities also contain certain customary affirmative covenants and require that CERP maintains an SSLR of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CERP Adjusted EBITDA"). As of September 30, 2014, CERP's SSLR was 6.32 to 1.00.
CGP LLC Debt
CEOC-CGP LLC Property Transaction Notes
In April 2014, subsidiaries of CGP LLC (the "Issuers") issued $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due May 1, 2022. The Issuers will pay interest on the CEOC-CGP LLC Property Transaction Notes at 9.375% per annum, semi-annually commencing in November 2014.
The CEOC-CGP LLC Property Transaction Notes are guaranteed on a senior secured basis by subsidiaries of Caesars Growth Properties Holding, LLC (a CGP LLC subsidiary and an Issuer, "CGPH LLC") that are guarantors of the CGP Credit Facilities (as defined below), and secured by a second-priority security interest, subject to permitted liens, in certain assets of the Issuers and such subsidiary guarantors. None of CGP LLC, CEC or CEOC will guarantee the CEOC-CGP LLC Property Transaction Notes.
The Indenture contains customary covenants that limit, subject to certain exceptions, the Issuers’ ability and the ability of their restricted subsidiaries, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds.
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
First Closing Term Loan
In May 2014, an indirect subsidiary of CGPH LLC also entered into a $700.0 million term facility that, along with CGP LLC cash on hand, funded the purchase price of the First Closing for the Nevada Properties. This term loan was subsequently repaid in full in conjunction with the Second Closing of the CEOC-CGP LLC Property Transaction.
CGP First Lien Credit Facilities
In May 2014, CGPH LLC entered into a First Lien Credit Agreement (the "CGP Credit Facilities") providing for a $1,175.0 million term loan (the "CGP Term Loan") and a $150.0 million revolving facility (the "CGP Revolving Credit Facility"). The CGP Term Loan matures in 2021 and requires quarterly payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. As of September 30, 2014, no borrowings were outstanding under the CGP Revolving Credit Facility, and $0.1 million is committed to outstanding letters of credit.
Borrowings under this agreement bear interest at a rate equal to, at CGPH LLC's option, either:

(a)
LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or

(b)	a base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate as determined by the administrative agent under the CGP Credit Facilities, and

(iii)
the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR Loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH LLC’s SSLR.

In addition, on a quarterly basis, CGPH LLC is required to pay each lender under the CGP Revolving Credit Facility a commitment fee in respect of any unused commitments under the CGP Revolving Credit Facility. CGPH LLC is also required to pay customary agency fees as well as letter of credit participation and other fees.
The CGP Credit Facilities are guaranteed by Caesars Growth Properties Parent, LLC, the direct parent of CGPH LLC and a subsidiary of CGP LLC ("CGP Parent"), and the material, domestic wholly owned subsidiaries of CGPH LLC (subject to exceptions), and are secured by a pledge of the equity interest of CGPH LLC directly held by CGP Parent and substantially all of the existing and future property and assets of CGPH LLC and the subsidiary guarantors (subject to exceptions).
The CGP Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting CGPH LLC’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates; and (viii) designate their

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

subsidiaries as unrestricted subsidiaries. The CGP Credit Facilities also contain customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).
The CGP Credit Facilities require that CGPH LLC maintain an SSLR of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined. As of September 30, 2014, CGPH LLC’s SSLR was 3.14 to 1.00.
PHWLV, LLC Senior Secured Loan
In conjunction with the closing of the CEOC-CGP LLC Property Transaction, CGP LLC used $476.9 million of the net proceeds from the CGP Term Loan to repay all amounts outstanding under the senior secured term loan of PHWLV, LLC and recognized a $27.5 million loss on early extinguishment of debt.
CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $47.7 million. The promissory notes are convertible into approximately 8,913 shares of CIE common stock. The promissory notes automatically convert into shares of CIE common stock in November 2014, unless both parties agree to amend the notes.
Interest Rate Cap Agreement
We have an interest rate cap agreement to partially hedge the risk of future increases in the variable rate debt. Interest rate cap agreement has a $4,664.1 million notional amount at a LIBOR cap rate of 4.5% and terminates February 13, 2015. This is not designated as a hedge for accounting purposes and as a result, changes in fair value of the interest rate cap are recognized in interest expense. The value of the interest rate cap was immaterial as of September 30, 2014 and December 31, 2013.
Note 10 — Stockholders' Equity and Loss Per Share
Common Stock
In March 2012, we filed a registration statement with the SEC to sell shares of common stock up to a maximum aggregate offering price of $500.0 million. Pursuant to an equity distribution agreement with Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, we may issue and sell up to 10.0 million shares of Caesars Entertainment's common stock from time to time. During the three and nine months ended September 30, 2013, 155,000 and 1,055,493 shares were issued and sold, respectively. As of September 30, 2013, a total of 1,070,493 shares had been issued and sold for total proceeds of $15.6 million. No shares have been issued or sold during 2014 under this equity distribution agreement.
In April 2014, we sold 7.0 million shares of Caesars Entertainment's common stock at a price of $19.40 per share for total proceeds of $135.8 million (before expenses) pursuant to an underwriting agreement between Caesars Entertainment and Citigroup Global Markets Inc.
Noncontrolling Interests
CEOC Common Stock
In May 2014, we sold 68.1 (68,100 on a post-split basis) of our shares of CEOC’s common stock to certain qualified institutional buyers for an aggregate purchase price of $6.2 million, which represented 5% of our ownership interest in CEOC. The CEOC shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released pursuant to the terms of the indentures. CEOC did not incur any expenses in connection with, and will not receive any proceeds from, this sale. We intend to use the net proceeds from the sale for general corporate purposes.
In May 2014, CEOC effected a 1,000-for-1 split of its common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. Additionally, as described in Note 17, "Stock-Based Compensation," during the second quarter of 2014, CEOC granted 86,936 shares of its common stock to employees. As of September 30, 2014, CEC's ownership interest in CEOC was approximately 89%. We have allocated $698.8 million of accumulated stockholders’ deficit to the noncontrolling interests’ ownership in CEOC based upon the noncontrolling interests' ownership share as of September 30, 2014.

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
Loss Per Share
Basic loss per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and loss from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the three and nine months ended September 30, 2014 and 2013, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted loss per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.
The following table shows the weighted average number of shares that were anti-dilutive and, therefore, were excluded from the computation of diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Stock options	4.7	4.9	5.7	4.0
Restricted stock units and awards	2.2	0.0	2.2	0.0
Warrants	0.3	0.4	0.3	0.4
Total anti-dilutive potential common shares	7.2	5.3	8.2	4.4
Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated retail value of such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Food and Beverage	$159.2	$147.5	$467.4	$440.0
Rooms	109.1	110.9	314.7	319.5
Other	26.7	22.9	71.5	68.0
	$295.0	$281.3	$853.6	$827.5
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Food and Beverage	$118.6	$107.0	$346.9	$316.0
Rooms	44.8	40.9	125.6	121.8
Other	19.2	13.1	46.6	33.4
	$182.6	$161.0	$519.1	$471.2

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 12 — Write-downs, Reserves, and Project Opening Costs, net of Recoveries

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Write-downs, reserves, and project opening costs, net of recoveries	$19.2	$0.5	$95.1	$44.7
Write-downs, reserves, and project opening costs, net of recoveries include project opening costs and various pre-tax charges to record contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine reserves.
As described in Note 4, "Dispositions, Divestitures, and Other Property Matters," during the nine months ended September 30, 2014, we recognized a $41.4 million liability as a result of the new Iowa Dog Racing Legislation. In addition, we incurred project opening costs associated with our renovation of The Cromwell in Las Vegas and construction of Horseshoe Baltimore. Costs incurred during the nine months ended September 30, 2013, primarily related to a previously halted development project and land lease obligations in Biloxi, Mississippi.
Note 13 — Income Taxes
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Income tax benefit/(provision) applicable to:
Loss from continuing operations, before income taxes	$169.9	$374.2	$479.3	$777.9
Discontinued operations	(2.3)	36.1	11.0	41.2
Accumulated other comprehensive loss	(0.3)	(0.9)	(0.4)	(2.1)
Effective tax rate benefit	15.4%	34.9%	22.8%	41.9%
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
The effective tax rate benefit in the three months ended September 30, 2014 was unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations and nondeductible goodwill impairments. The effective tax rate benefit in the nine months ended September 30, 2014 was unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations and nondeductible goodwill impairments, partially offset by a tax benefit from the reversal of uncertain federal and state tax positions. The effective rate benefit was higher for the nine months ended September 30, 2013 primarily due to (i) a tax benefit from a capital loss generated during the first quarter of 2013, (ii) retroactive U.S. tax law changes which were enacted in January 2013 and (iii) a favorable tax ruling in Israel received in February 2013.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 14 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Equity securities	$15.1	$15.1	$—	$—
Government bonds	68.4	68.4	—	—
Total assets at fair value	$83.5	$83.5	$—	$—

Liabilities:
Derivative instruments	$(45.1)	$—	$(45.1)	$—

December 31, 2013
Assets:
Equity securities	$19.6	$19.6	$—	$—
Government bonds	72.1	72.1	—	—
Total assets at fair value	$91.7	$91.7	$—	$—

Liabilities:
Derivative instruments	$(165.9)	$—	$(165.9)	$—
Investments
Investments consist of equity and debt securities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. A portion of these investments is included in prepayments and other current assets while the majority is in deferred charges and other in our Consolidated Condensed Balance Sheets. Gross unrealized gains and losses on marketable securities at September 30, 2014 and December 31, 2013 were not material.
Derivative Instruments
The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. As of September 30, 2014, derivative instruments are included in accrued expenses in our Consolidated Condensed Balance Sheets. As of December 31, 2013, derivative instruments were included in deferred credits and other.
Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2014, we had eight interest rate swap agreements outstanding with notional amounts totaling $5,750.0 million that were not designated as accounting hedges. These interest rate swaps reset monthly or quarterly and expire on January 25, 2015. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Changes in the fair value of the swap agreements are recognized in interest expense.
Impact on Consolidated Condensed Financial Statements
None of our derivative instruments are offset, and the fair values of assets and liabilities are recognized in the Consolidated Condensed Balance Sheets. As of September 30, 2014 and December 31, 2013, none of our derivative instruments were designated as accounting hedges.
During the nine months ended September 30, 2013, we reclassified $3.9 million from AOCL as an increase to interest expense related to derivatives designated as hedging instruments.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Effect of Non-designated Derivative Instruments on Net Loss

(In millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of Loss Recognized in Net Loss	2014	2013	2014	2013
Net periodic cash settlements and accrued interest (1)	Interest expense	$44.8	$43.4	$132.5	$128.3
Total expense related to derivatives	Interest expense	2.9	9.3	11.8	27.7
___________________

(1)	The derivative settlements under the terms of the interest rate swap agreements are recognized as interest expense and are paid monthly or quarterly.
Items Measured at Fair Value on a Non-recurring Basis
As of September 30, 2014, the total of our intangible and tangible assets measured at fair value was $1,135.8 million, and we recorded impairments charges related to these assets totaling $524.5 million for the nine months ended September 30, 2014. Market and income approaches were used to value the intangible and tangible assets. Inputs included an expected range of market values, probability estimated by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate.
We have contingent earnout liabilities primarily related to the CIE acquisitions of Pacific Interactive. As of September 30, 2014, the total fair value of these liabilities was $67.3 million, and the fair value of these liabilities increased by $31.5 million for the nine months ended September 30, 2014.
We classify the items measured at fair value on a non-recurring basis within level 3 in the fair value hierarchy.
Note 15 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC, Caesars Acquisition Company, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants on September 23, 2014, and the motion has been fully briefed as of October 31, 2014. The parties agreed to stay discovery until a decision on the motion to dismiss is issued on this action.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action on October 15, 2014. The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On September 3, 2014, holders of approximately $21 million of CEOC Senior Notes due 2016 and 2017 filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Notes (on the other hand) impaired their own rights under the Senior Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. CEC believes the lawsuits are without merit and will defend itself vigorously. Both lawsuits have been assigned to the same judge, and CEC and CEOC’s motion to dismiss both complaints was filed on November 12, 2014.
Waiver Agreement
On September 19, 2014, CEOC and CEC executed an Amended and Restated Waiver Agreement (the "Agreement") dated and effective as of August 12, 2014 (the "Effective Date") for the benefit of UMB Bank, National Association, as the trustee (the "Trustee") under the indentures (the "Indentures") governing the Senior Secured Notes (as defined below), and the registered and beneficial holders (the "Holders") from time to time of CEOC's 11.25% senior secured notes due 2017, 8.5% senior secured notes due 2020 and 9% senior secured notes due 2020 (the "Senior Secured Notes"). Pursuant to the Agreement, if the Trustee or Holders provide a notice of default in respect of Specified Defaults (as defined in the Agreement) under any or all of the Indentures at any time on or after the Effective Date, such notice of default will be deemed to have been given as of the Effective Date for any and all purposes; provided that (i) if provided on or after September 19, 2014 and before September 26, 2014, each Specified Default alleged in such notice of default under Section 6.01(c) or (j) of any or all of the Indentures shall become an "Event of Default" if CEOC does not cure such Specified Default within ten calendar days or (ii) if provided on or after September 26, 2014, each Specified Default alleged in such notice of default under Section 6.01(c) or (j) of any or all of the Indentures shall become an "Event of Default" if CEOC does not cure such Specified Default within three calendar days. Subject to written extension by CEOC and CEC, any notice of default that is provided more than 120 days after the Effective Date shall not have the benefit of the Agreement. Notwithstanding the Waiver Agreement, CEOC reserved all rights to challenge whether or not any Specified Defaults constitute actual defaults under the applicable Indentures.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of the Company received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating the Company’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. We responded to FinCEN's letter on January 13, 2014. Additionally, the Company has been informed that a federal grand jury investigation regarding the Company’s anti-money laundering practices and procedures is ongoing. The Company is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, the Company is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
Contractual Commitments
As of September 30, 2014, our estimated interest payments for the rest of the year ended December 31, 2014 are $737.9 million, for the years ended December 31, 2015 through 2018 are $2,329.2 million, $2,282.7 million, $1,874.3 million, and $1,517.5 million, respectively, and our estimated interest payments thereafter are $2,097.5 million. See Note 9, "Debt," for details of our debt outstanding.
As of September 30, 2014, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2013 10-K.

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
In December 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter. We were subsequently informed that our obligation under the Allocation Agreement was approximately $53.5 million, and that approximately $18.5 million relates to contributions for historical periods and approximately $35.0 million relates to estimated future contributions. We are currently assessing the information supporting Hilton’s calculation of total amounts due under the Allocation Agreement. We met with Hilton representatives in March 2014, have had discussions subsequently, and continue to communicate with Hilton. We have been informed that Hilton has contributed an additional $6.0 million to the Hilton Plan, and that our allocable portion of this is $1.9 million. We continue to assess all available information provided by Hilton. However, due to certain information not yet being provided, we have not been able to revise our estimate. We cannot currently predict the ultimate outcome of this matter, but we continue to believe that we may have various defenses against such claims, including defenses as to the amount of liabilities.
Self-Insurance
We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves includes accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. As of September 30, 2014 and December 31, 2013, we had total self-insurance liability accruals of $221.3 million and $208.2 million, respectively.
Note 16 — Supplemental Cash Flow Information
Reconciliation of Cash Paid for Interest

	Nine Months Ended September 30,
(In millions)	2014	2013
Interest expense	$1,954.1	$1,677.4
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	(204.8)	(144.0)
Executive compensation and benefit plans	(12.8)	(12.4)
Capitalized interest	38.6	21.0
Debt issuance costs and fees	(55.0)	—
Other	(0.5)	(6.7)
Amortization of deferred finance charges	(32.0)	(41.6)
Net amortization of discounts and premiums	(255.1)	(231.4)
Amortization of accumulated other comprehensive loss	—	(4.5)
Rollover of PIK interest to principal	(1.3)	(1.2)
Change in derivative instruments due to cash settlements	121.1	100.6
Cash paid for interest	$1,552.3	$1,357.2

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 17 — Stock-Based Compensation
Our stock-based compensation expense consists primarily of time-based and performance based stock options, restricted stock units and restricted stock awards that have been granted to management, other personnel and key service providers.
Stock-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Amounts included in:
Corporate expense	$9.6	$5.2	$28.1	$8.5
Property, general, administrative, and other	23.7	3.3	55.1	9.7
Total stock-based compensation expense	$33.3	$8.5	$83.2	$18.2
Stock-Based Compensation Expense (Portion of Amounts Above Attributable to CIE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Liability awards	$20.1	$2.1	$42.6	$4.4
Equity awards	1.9	0.4	5.8	2.0
Total	$22.0	$2.5	$48.4	$6.4
Stock Option Activity

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	8,463,811	$12.09
Granted	1,500,000	21.18
Exercised	(206,380)	9.55
Forfeited	(139,101)	9.58
Expired	(9,299)	14.38
Outstanding as of September 30, 2014	9,609,031	$13.59
Vested and expected to vest as of September 30, 2014	9,228,997	$12.06
Exercisable as of September 30, 2014	3,850,857	$9.64
Restricted Stock Unit Activity

	Units	Fair Value
Outstanding as of December 31, 2013	1,503,534	$13.74
Granted	1,136,515	21.18
Canceled	(63,671)	15.26
Vested	(375,400)	13.73
Outstanding as of September 30, 2014	2,200,978	$17.54
Restricted Common Stock Awards
For the year ended December 31, 2012, the Company granted 50,000 shares of restricted common stock to an executive officer of the Company under the Company's 2012 Incentive Plan. The restricted common stock vests annually in equal amounts over two years. As of September 30, 2014 and December 31, 2013, 25,000 shares of restricted common stock were outstanding, respectively. For the nine months ended September 30, 2014 and 2013, there were no shares of restricted common stock granted.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CIE Stock-Based Compensation Plan
CIE grants stock-based compensation awards in CIE common stock to its employees, directors, service providers and consultants in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the "Plan"), which is intended to promote the interests of CIE and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of CIE. CIE has granted stock options and warrants, restricted shares, and restricted stock units to its employees and service providers. These programs are classified as either equity or liability-based instruments dependent on the terms and conditions of each of the awards. Equity-classified instruments are measured at their fair value at their date of grant, and liability-classified instruments are re-measured at their fair value at each reporting date.
During the three and nine months ended September 30, 2014, CIE granted 500 and 1,000 options, respectively, with a weighted-average grant date fair value per option of $5,232 and $4,765, respectively. As of September 30, 2014, CIE had 13,348 stock options and warrants outstanding with a related liability totaling $55.9 million, which is included in deferred credits and other in our Consolidated Condensed Balance Sheets.
During the three and nine months ended September 30, 2014, CIE granted 236 and 784 RSUs, respectively, with a weighted-average grant date fair value per RSU of $10,710 and $9,461, respectively. As of September 30, 2014, CIE had 6,340 RSUs outstanding with a weighted-average grant date fair value per RSU of $5,130.
During the third quarter of 2014, CIE determined that certain of its stock options should have been modified to be accounted for as liability-classified awards during the first quarter of 2014. As a result of this correction, which we have determined is not material, $19.6 million of expense was recorded during the third quarter of 2014 that related to the prior quarters of 2014. The correction represents a non-cash expense adjustment, and thus, the correction has no net effect on our Consolidated Condensed Statements of Cash Flows.
CEOC Stock-Based Compensation Plan
In May 2014, the CEOC Board of Directors adopted the Caesars Entertainment Operating Company, Inc. 2014 Performance Incentive Plan ("2014 Incentive Plan"). All CEOC share-based compensation programs are managed under this plan and are classified as either equity or liability-based instruments dependent on the terms and conditions of each of the awards. Equity-classified instruments are measured at their fair value at their date of grant and liability-classified instruments are re-measured at their fair value at each reporting date for accounting purposes. During the second quarter of 2014, CEOC granted 86,936 shares of CEOC common stock with a fair value of $90.31 per share and recognized a total of $7.5 million in share-based compensation expense and $0.4 million was charged to non-consolidated managed entities.
CAC Stock-Based Compensation Plan
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
On May 8, 2014, CEC granted awards to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries in accordance with the CAC Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the CAC. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. During the three and nine months ended September 30, 2014, expense associated with the vesting of such awards is recorded as stock-based compensation expense by CEC totaling $4.7 million and $7.4 million respectively. Upon issuance of shares pursuant to this plan, such shares will be contributed by CAC to CGP LLC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 18 — Caesars Enterprise Services
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, CEC, CEOC, CERP, and CGPH (together with CERP and CEOC, the "Members" and each a "Member") entered into a services joint venture, Caesars Enterprise Services, LLC. CES manages certain Enterprise Assets (as defined hereafter) and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. On October 1, 2014, CES began operations in Nevada, New Jersey and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated Enterprise-wide employees. The enhancement of CES operations described above in other jurisdictions may be subject to regulatory and other approvals in such jurisdictions.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the implementation of CES. In October 2014, initial contributions by the Members included cash contributions by CERP and CGPH of $42.5 million and $22.5 million, respectively. The Members will transition certain executives and employees to CES and the services of such employees will be available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI") and certain of our subsidiaries that are the owners of our properties granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the "Enterprise Assets"). CERP also granted CES non-exclusive licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CERP or its subsidiaries.
CES granted to the properties owned or controlled by the Members and their respective affiliates non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI and the properties owned or controlled by the Members, including us, licenses to any intellectual property that CES develops or acquires in the future that is not derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC and CWI a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
Note 19 — Related Party Transactions
Management Fees with Sponsors
Caesars Entertainment has a services agreement with Apollo Global Management, LLC ("Apollo") and affiliates of TPG Capital LP ("TPG") (collectively, the "Sponsors"), relating to the provision of financial and strategic advisory services and consulting services. We pay a monitoring fee for management services and reimburse the Sponsors for expenses they incur related to these management services. The fees paid to the Sponsors are included in corporate expense. The Sponsors granted a waiver of the monitoring fees due for 2014. The total fees for the three and nine months ended September 30, 2013 were $7.5 million and $22.5 million, respectively.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEOC-CGP LLC Property Transaction
In May 2014, CEOC consummated the CEOC-CGP LLC Property Transaction as disclosed in Note 6, "Property Transaction between CEOC and CGP LLC and Related Financing."
World Series of Poker ("WSOP") Trademarks
CIE owns the WSOP trademarks and associated rights. CEOC has a perpetual, royalty-free license to use the WSOP trademarks in connection with operating WSOP branded poker rooms and selling certain WSOP branded retail items. Under a Trademark License Agreement entered into in 2011, Caesars Entertainment pays CIE $2.0 million per year for the right to host the WSOP tournaments at the Rio All-Suites Hotel & Casino in Las Vegas or at such other property agreed to by the parties. Caesars Entertainment also has the right to host a number of WSOP circuit events at Caesars Entertainment affiliate properties under a Circuit Event Agreement with CIE. Caesars Entertainment must pay CIE $75,000 for each such circuit event. Both the Trademark License Agreement and Circuit Event Agreement expire on September 1, 2016, unless terminated earlier pursuant to the terms of each agreement.
Hamlet Holdings LLC
Hamlet Holdings LLC ("Hamlet Holdings"), the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors, as of September 30, 2014, beneficially owns approximately 60.7% of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of our directors.
XOJet, Inc.
XOJet, Inc. ("XOJet"), a private aviation company, is a TPG portfolio company. Caesars Entertainment and XOJet are parties to a Custom Membership Program Agreement pursuant to which, among other things, Caesars Entertainment has access to XOJet aircrafts at contractually agreed upon hourly rates. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $2.8 million for the nine months ended September 30, 2014.
SunGard Availability Service LP
SunGard Availability Service LP ("SunGard"), a private software solutions company, is a TPG portfolio company. Caesars Entertainment and SunGard are parties to a Master Agreement for U.S. Availability Services pursuant to which, among other things, SunGard provides Caesars Entertainment enterprise cloud services and solutions for managed information technology. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $1.1 million for the nine months ended September 30, 2014.
Sabre, Inc.
Sabre, Inc. ("Sabre"), a private travel sector technology company, is a TPG portfolio company. Caesars Entertainment and Sabre are parties to a Hotel Associate Distribution and Services Agreement pursuant to which, among other things, Caesars Entertainment uses Sabre's technology to assist customers with booking hotel rooms. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $0.3 million for the nine months ended September 30, 2014.
Avaya Inc.
Avaya Inc. ("Avaya"), a public communications solutions company, is a TPG portfolio company. Caesars Entertainment and Avaya are parties to a Customer Agreement pursuant to which, among other things, Avaya supplies Caesars Entertainment with technology products and services, software licenses and support for such products and services. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $1.0 million for the nine months ended September 30, 2014.
Norwegian Cruise Line Holdings Ltd.
Norwegian Cruise Line Holdings Ltd. ("NCL"), a public cruise ship operations company, is an Apollo funds and TPG portfolio company. Caesars Entertainment and NCL are parties to a Marketing Agreement pursuant to which, among other things, NCL pays Caesars Entertainment a percentage of NCL's gaming revenue. Pursuant to the terms of this agreement, Caesars Entertainment and NCL's mutual business transactions amounted to $0.9 million for the nine months ended September 30, 2014.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 20 — Subsequent Events
Noteholder Disputes
On October 3, 2014, CEOC received a purported Notice of Default and Reservation of Rights (the "October 3rd Notice") from Wilmington Savings Fund Society, FSB, ("the successor trustee") in its capacity as successor trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 ("2018 Notes") issued under the Indenture date April 15, 2009. CEOC is party to a Collateral Agreement dated December 24, 2008 by and among CEOC, the subsidiary parties thereto (together with CEOC, the "Pledgors") and the successor trustee as successor collateral agent to U.S. Bank National Association. In its Form 8-K dated on September 26, 2014, CEOC disclosed that the request of certain holders of CEOC’s first priority secured notes, the Pledgors granted Credit Suisse AG, Cayman Islands Branch, as successor first lien collateral agent, a security interest in all such rights, title and interest in the alleged Commercial Tort Claims identified on Exhibit A to the Amended and restated Waiver Agreement dated as of August 12, 2014 (the "Exhibit A Claims").
The October 3rd Notice alleges that to the extent that the Exhibit A Claims constitute assets of the Pledgors, the failure of the Pledgors to grant a lien to the Second Lien Collateral Agent for the holder of the Notes constitutes a default under the Indenture and Second Lien Collateral Agreement. There is approximately $3.7 billion of Notes outstanding under the Indenture. If there was an actual event of default under the Indenture, it would constitute an event of default under our senior secured credit facilities. If our obligations with respect to the Notes are accelerated, it could trigger default under our other secured and unsecured notes.
CEOC is in the process of reviewing the October 3rd Notice and intends to take required action, if any, within the 60 day period after delivery of the Notice to the extent required to avoid any event of default under the Indenture.
On October 15, 2014, CEOC received a Notice of Default (the "October 15th Notice") from holders purporting to own at least 30% in principal amount of CEOC’s outstanding second-priority senior secured notes (the "second notes") issued under the Indenture dated December 24, 2008, (the "Indenture"), by and among CEOC, CEC and the successor trustee. The holders' claims in the October 15th Notice are substantially similar to the claims made by the holders and trustee of CEOC’s second-priority senior secured notes issued under the Indenture dated April 15, 2009, by and among CEOC, CEC and the successor trustee (such prior claims, the "Prior Second Lien Claims").
The October 15th Notice alleges the following defaults (the "Specified Defaults") have occurred and are continuing under the Indenture: (i) the transactions (the "May Transactions") consummated by CEOC and certain of its subsidiaries dated March 1, 2014 among CEC, CEOC, certain of CEOC’s subsidiaries, CAC and CGP LLC and the transactions (the "Services Transactions") consummated pursuant to the Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among, CES, CEOC, CERP, CGP LLC, Caesars Licensing Company, LLC and Caesars World, Inc., in each case violated the asset sales and affiliate transactions covenants under the Indenture because, among other things, (a) the consideration received by CEOC was not at least equal to the fair market value of the assets transferred, (b) in the case of the May Transactions, any transfer of assets by restricted subsidiaries to unrestricted subsidiaries did not constitute permitted investments under the Indenture, (c) the transactions were on terms that were materially less favorable to CEOC and the relevant restricted subsidiaries than those that could have been obtained in a comparable transaction by CEOC or such restricted subsidiaries with unrelated persons (clauses (a), (b) and (c) collectively, the "Asset Sales and Services Transactions"); (ii) the transactions (the ‘Intercompany Transactions") including any transfers made in 2012, 2013 and 2014, among CEOC, as borrower, and CEC, as lender, and the Global Intercompany Note, dated January 28, 2008, among CEOC and certain affiliates violated the affiliate transactions covenant in the Indenture, because such transactions were on terms that were materially less favorable to CEOC than could have been obtained in a comparable transaction by CEOC with unrelated persons; (iii) the transactions consummated pursuant to the Incremental Facility Amendment and the Term B-7 Loan Agreement, dated as of June 11, 2014, among Caesars Operating Escrow, LLC, CEC, the Incremental Lenders party thereto, Bank of America, N.A. and Credit Suisse AG, Cayman Islands Branch and the lenders party thereto violated the lien incurrence covenant in the Indenture; (iv) the transactions consummated pursuant to the Note Purchase and Support Agreement among CEOC, CEC and certain holders of CEOC’s 6.50% senior notes due 2016 and 5.75% senior notes due 2017, violated the restricted payments covenant in the Indenture (clauses (iii) and (iv) the "Alleged Financing Defaults") ; (v) in violation of the Indenture, CEC denied and/or disaffirmed its obligations under the Indenture and/or its guarantee of the Notes by stating in its Form 8-K dated May 6, 2014 that upon the sale of CEOC’s common stock to certain investors, CEC’s guarantee of CEOC’s outstanding secured and unsecured notes were automatically released (the "Alleged Guarantee Default") and such default has continued for 10 days; (vi) CEOC and other Pledgors failed to comply with the collateral release provisions in the Second Lien Collateral Agreement because the release of collateral by the Pledgors in connection with the Asset Sales and Services Transactions and the Intercompany Transactions were not permitted by terms of the Indenture (the "Alleged Transaction Defaults") and (vii) CEOC and other Pledgors failed to comply with the Second Lien Collateral Agreement because the Pledgors failed to grant to the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Second Lien Collateral Agent a security interest in the alleged commercial tort claims that are identified in the Amended and Restated Waiver Agreement dated August 12, 2014 (the "Alleged Commercial Tort Claims Default").
The holders demand that the Specified Defaults be remedied, other than the Alleged Guarantee Default, which the holders claim is an event of default and cannot be remedied. The October 15th Notice claims that to the extent the defaults are not remedied with 60 days following the date of the notice, such defaults will become events of default under the Indenture (other than the Alleged Guarantee Default, which the holders claim is already an event of default).
There is approximately $1.0 billion of second-priority senior secured notes outstanding under the Indenture. If there were an actual event of default under the Indenture, it would constitute an event of default under our senior secured credit facilities. In addition, if our obligations with respect to the second-priority senior secured notes are accelerated, it could trigger events of default under our other secured and unsecured notes. These consequences could have a material adverse effect on CEC’s and CEOC’s business, financial condition, results of operations, and prospects.
With respect to the Alleged Transaction Defaults, as is the case with respect to the Prior Second Lien Claims, CEOC does not believe that a default or an event of default has occurred under the Indenture and, furthermore, we believe that such claims are without merit.
With respect to the Alleged Commercial Tort Claim Default, CEOC is in the process of reviewing the October 15th Notice and intends to take required action, if any, within the 60 day period after delivery of the Notice to the extent required to avoid any event of default under the Indenture.
On November 3, 2014, the Company received a notice from Wilmington Savings Fund Society, FSB, in its capacity as successor trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued under the Indenture date April 15, 2009, by and among CEOC, CEC and U.S. Bank National Association, reserving the rights of the trustee and the holders of the notes with respect to a perfected security interest lien on CEOC's cash to the extent such cash constitutes first priority after-acquired property as defined in the indenture.
Rights Granted to First Lien Creditors
On October 16, 2014, CEOC and subsidiary parties of the Amended and Restated Collateral Agreement dated June 10, 2009 (together with CEOC, the “Pledgors”) entered into certain control arrangements with Credit Suisse AG, Cayman Islands Branch (the “Collateral Agent”) in order to provide the first lien secured creditors with a perfected lien on its cash. Such arrangements do not restrict CEOC's ability to utilize cash and are not expected to have an operational impact on CEOC.
Negotiations with Lenders
On October 17, 2014, it was announced that CEC and CEOC had executed NDAs with certain beneficial holders of debt, including senior secured term loans, issued by CEOC pursuant to the Third Amended and Restated Credit Agreement dated July 25, 2014, by and among CEC, CEOC, the lender parties and Credit Suisse AG, Cayman Islands Branch, as administrative agent, in an effort to restructure CEOC's debt.
On October 29, 2014, it was announced that one of the First Lien Creditors that had previously executed an NDA did not extend its NDA. While CEC and CEOC are no longer in discussions with the one First Lien Creditor who did not extend its NDA, and while no agreement has been reached yet on the terms of a restructuring, CEC and CEOC are continuing discussions with the remaining First Lien Creditors all of whom have extended their NDAs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") presented in Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 10-K").
Note references are to the notes to consolidated financial statements included in Item 1, "Unaudited Financial Statements."
Property Aggregation
The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company's casino properties (as of September 30, 2014 or otherwise noted below), have been grouped into their major categories, as shown below, to facilitate discussion of the Company's operating results.

CEOC OWNED - DOMESTIC
Bally’s Atlantic City	Harrah’s Reno
Caesars Atlantic City	Harveys Lake Tahoe
Caesars Palace Las Vegas	Horseshoe Bossier City
Harrah's Gulf Coast	Horseshoe Council Bluffs (b)(h)
Harrah’s Council Bluffs	Horseshoe Hammond
Harrah’s Joliet (a)	Horseshoe Southern Indiana
Harrah’s Lake Tahoe	Horseshoe Tunica
Harrah’s Metropolis	Hot Spot Oasis
Harrah’s North Kansas City	Louisiana Downs
Harrah’s Philadelphia (a)	Tunica Roadhouse

CEOC OWNED - INTERNATIONAL	CEOC MANAGED
Alea Glasgow	Caesars Cairo
Alea Nottingham	Caesars Windsor (c)
The Casino at the Empire	Harrah’s Ak-Chin
Emerald Safari (a)	Harrah’s Cherokee
Manchester235	Harrah’s Resort Southern California
Playboy Club London	Horseshoe Cincinnati (d)
Rendezvous Brighton	Horseshoe Cleveland (d)
Rendezvous Southend-on-Sea	The London Clubs Cairo-Ramses
The Sportsman	ThistleDown Racino (d)

CERP OWNED - CEOC MANAGED	CGP LLC OWNED - CEOC MANAGED
Flamingo Las Vegas	Bally’s Las Vegas (e)
Harrah’s Atlantic City	The Cromwell (e)
Harrah’s Las Vegas	Harrah’s New Orleans (e)
Harrah’s Laughlin	Horseshoe Baltimore (f)
Paris Las Vegas	Planet Hollywood
Rio All-Suites Hotel & Casino	The LINQ Hotel & Casino (e)(g)
____________________

(a)	We have a majority ownership interest in and manage this property.

(b)	The property is leased to the operator and managed by CEOC.

(c)	We operate this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(d)	We have a 20% interest in the entity that owns this property and we manage this property.

(e)	CEOC sold this property to CGP LLC in May 2014. See Note 6, "Property Transaction between CEOC and CGP LLC and Related Financing."

(f)	This property opened in August 2014.

(g)	Formerly The Quad Hotel & Casino. Includes O'Shea's Casino.

(h)	We will cease greyhound racing at this facility by December 31, 2015. See Note 4, "Dispositions, Divestitures, and Other Property Matters."
Summary of 2014 Events
Caesars Enterprise Services, LLC ("CES"). Caesars Enterprise Services, LLC, a services joint venture among CEC, CEOC, CERP and Caesars Growth Properties Holdings, LLC ("CGPH"), manages certain Enterprise Assets (as defined below) and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating expenses will be allocated to each member of CES with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. On October 1, 2014, CES began operations in Nevada, New Jersey and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated Enterprise-wide employees. The enhancement of CES operations described above in other jurisdictions may be subject to regulatory and other approvals in such jurisdictions. (See Note 18, "Caesars Enterprise Services")
Sale of CEOC Common Stock. In May 2014, Caesars Entertainment sold 68.1 (68,100 on a post-split basis) of its shares of CEOC common stock to certain qualified institutional buyers for an aggregate purchase price of $6.2 million. The CEOC shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released.
Incremental Term Loans. In June 2014, CEOC completed the offering of $1,750.0 million of Incremental Term Loans due March 2017 (see Note 9, "Debt").
Repayment of 2015 maturities. In July 2014, CEOC completed a cash tender offer for the $791.8 million aggregate principal amount outstanding of its 5.625% Senior Notes due 2015. We received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes. In addition, pursuant to note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC, we purchased an additional $747.4 million in aggregate principal amount of the 5.625% Notes. Consideration for the purchase of these notes was $830.3 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $5.6 million on the 5.625% Senior Notes.
CEOC also completed a cash tender offer for the $190.0 million aggregate principal amount outstanding of our 10.00% Second-Priority Senior Secured Notes due 2015. We received tenders from the holders of $103.0 million aggregate principal amount of the 10.00% Notes. In addition, pursuant to note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC, we purchased an additional $83.2 million in aggregate principal amount of the 10.00% Notes. Consideration for the purchase of these notes was $190.9 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $13.5 million on the 10.00% Senior Notes.
As a result of the tender offers and the note purchases, CEOC retired 100.0% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes (see Note 9, "Debt").
Repayments of Certain Term Loans. In connection with the assumption of the Incremental Term Loans and the consummation of the amendment to the Credit Facilities, CEOC repaid $794.6 million in certain term loans as follows: $16.4 million in aggregate principal of the Term Loan B1; $12.6 million in aggregate principal of the Term Loan B3; $578.2 million in aggregate principal of the Term Loan B4; $54.3 million in aggregate principal of the Term Loan B5; and $133.1 million in aggregate principal of the Term Loan B6 held by consenting lenders at par under the existing Credit Facilities. As a result of these repayments, we recognized a loss on early extinguishment of debt of $22.2 million (see Note 9, "Debt").
Bank Amendment. In July 2014, CEOC announced it satisfied all requirements related to certain amendments to its senior secured credit facilities that among other things: (i) modified the financial maintenance covenant to increase the leverage ratio level, (ii) excluded the new incremental term loans from the definition of "Senior Secured Leverage Ratio" for purposes of such covenant, and (iii) modified CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment (see Note 9, "Debt").

Note Purchase and Support Agreement. In August 2014, CEOC and CEC announced that they reached an agreement with certain holders of CEOC’s outstanding 6.50% Senior Notes due 2016 and 5.75% Senior Notes due 2017 in connection with a private refinancing transaction to sell to CEC and CEOC an aggregate principal amount of $89.4 million of the 6.50% Senior Notes and an aggregate principal amount of $66.0 million of the 5.75% Senior Notes. CEC agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate. In addition, CEOC agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate and agreed to pay such Holders accrued and unpaid interest in cash. CEC also agreed to contribute $426.6 million in aggregate principal of Senior Notes to CEOC for cancellation (see Note 9, "Debt").
Registration Rights Agreement. In August 2014, CEOC entered into a Registration Rights and Cooperation Agreement (the "Registration Rights Agreement"), by and between CEOC and CAC. Pursuant to the agreement, CEOC granted CAC registration rights to, and agreed to assist and cooperate with CAC in conducting a possible private placement of, the CEOC 6.50% Senior Notes due 2016 and the CEOC 5.75% Senior Notes due 2017. Pursuant to the Registration Rights Agreement, CEOC agreed to on or before October 31, 2014: (i) prepare a "shelf" registration statement (the "Shelf Registration Statement"); (ii) use commercially reasonable efforts to have the Shelf Registration Statement declared effective by the Securities Exchange Commission (the "SEC") and (iii) use commercially reasonable efforts to maintain the effectiveness of the Shelf Registration Statement, as further specified in the Registration Rights Agreement.
CEOC has determined that it is not commercially practicable to prepare and have a Shelf Registration Statement effective by October 31, 2014. Because CEOC has not filed or maintained the effectiveness of a filed Shelf Registration Statement as of that date, CAC can request that (i) CEOC register all or part of the Senior Notes under the Securities Act of 1933 and/or (ii) CEOC assist and cooperate in the conducting of a private placement of the Senior Notes received by CAC pursuant to the Notes Distribution, subject to certain black-out periods. As of the date of this filing, CAC has not requested any further actions from CEOC in regards to the registering of the Senior Notes or assistance in conducting a private placement of the Senior Notes (see Note 9, "Debt").
Rights Granted to First Lien Creditors. In September 2014, at the request of certain holders of our first priority senior secured notes, CEOC and subsidiary parties of the Collateral Agreement dated December 24, 2008 (together with CEOC, the "Pledgors") granted to Credit Suisse AG, Cayman Islands Branch (the "Collateral Agent") a security interest in and lien on all such Pledgor’s rights, title, and interest in the alleged Commercial Tort Claims that are identified in the Amended and Restated Waiver Agreement dated August 12, 2014. CEOC maintains that the granting of the security interests and related liens is not an acknowledgment or admission by any Pledgor or any other person or entity that any of the alleged Commercial Tort Claims have any merit or value, or that any Pledgor has any right, title or interest to the alleged claims.
In October 2014, CEOC entered into certain control arrangements with the Collateral Agent in order to provide the first lien secured creditors with a perfected lien on its cash. Such arrangements do not restrict our ability to utilize cash and are not expected to have an operational impact on CEOC (see Note 9, "Debt").
Negotiations with Lenders. In September 2014, we announced that CEC and CEOC had executed non-disclosure agreements ("NDAs") with certain First Lien Creditors of CEOC's 11.25% senior secured notes due 2017; CEOC's 8.5% senior secured notes due 2020 and CEOC's 9% senior secured notes due 2020 in an effort to restructure CEOC's debt.
In October 2014, we announced that CEC and CEOC had executed NDAs with certain beneficial holders of debt, including senior secured term loans, issued by CEOC pursuant to the Third Amended and Restated Credit Agreement dated July 25, 2014, by and among CEC, CEOC, the lender parties and Credit Suisse AG, Cayman Islands Branch, as administrative agent, in an effort to restructure CEOC's debt (see Note 9, "Debt").
Also in October 2014, we announced that one of the First Lien Creditors that had previously executed an NDA did not extend its NDA. While CEC and CEOC are no longer in discussions with the one First Lien Creditor that did not extend its NDA, and while no agreement has been reached yet on the terms of a restructuring, CEC and CEOC are continuing discussions with the remaining First Lien Creditors all of which have extended their NDAs. (See Note 20, "Subsequent Events").
Property Transactions
Property Openings
During the third quarter 2014, we opened Horseshoe Baltimore and continued to make considerable progress on the renovation of The LINQ Hotel & Casino ("The LINQ Hotel," formerly The Quad Resort & Casino). During the second quarter 2014, we opened The Cromwell, including Drai’s and Giada. During the first quarter 2014, we completed the opening of The LINQ, O'Shea's casino, and the High Roller.

Property Sales
Sale of Certain Properties from CEOC to CGP LLC. In May 2014, CEOC consummated the CEOC-CGP LLC Property Transaction as disclosed in Note 6, "Property Transaction between CEOC and CGP LLC and Related Financing."
Property Closures
Gaming activity in the U.S. has declined since 2007 while regional competition and supply has increased. These market dynamics have negatively impacted our regional and consolidated results. In response to these conditions, we closed multiple properties, including the following:
Harrah's Tunica. Harrah’s Tunica casino closed effective June 2, 2014. As a result, we recorded intangible and tangible asset impairment charges totaling $68.0 million during the first quarter of 2014. In the second quarter of 2014, we recorded a charge for approximately $10.9 million related to accrued exit costs associated with the closure of this casino. In the third quarter of 2013, we recorded a tangible asset impairment charge of $112.3 million related to Harrah's Tunica as a result of completing an assessment for impairment for certain of our properties. We have presented the operations of the Harrah's Tunica casino as discontinued operations in the Consolidated Condensed Statements of Operations.
Showboat Atlantic City. We closed Showboat Atlantic City, effective August 31, 2014. As a result, we recorded a $4.8 million charge in the second quarter of 2014 for accrued severance costs and an additional $15.8 million charge related to accrued exit costs in the third quarter of 2014. We have presented the operations of Showboat Atlantic City as discontinued operations in the Consolidated Condensed Statements of Operations.
Other Matters
Iowa Dog Racing Legislation. As a result of new legislation passed in May 2014 in the State of Iowa, we are required to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation also requires that we pay a total of $65.0 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning on January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The present value of the liability related to the exit costs was $41.4 million as of September 30, 2014.
AC Conference Center. On July 1, 2014, AC Conference Holdco, LLC, a direct wholly owned subsidiary of CEC, and its direct, wholly owned subsidiary, AC Conference Newco, LLC, were contributed to CERP. The total net book value of both entities contributed was $81.7 million. The assets are primarily comprised of real estate and development costs for a new meeting and conference center, which will be connected to CERP's Harrah's Atlantic City casino. There was no impact on CEC's consolidated financial statements.
Recent Accounting Pronouncements
For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 3, "Recently Issued Accounting Pronouncements."
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” in MD&A of the 2013 10-K.
Basis of Presentation
In the discussion below, the words "Company" "Caesars," "Caesars Entertainment," "CEC," "we," "our," and "us" refer to Caesars Entertainment Corporation and its consolidated entities, unless otherwise stated or the context requires otherwise.
The financial results presented herein include Caesars with its consolidated entities, Caesars Entertainment Operating Company, Inc. ("CEOC") and Caesars Entertainment Resort Properties ("CERP"), and with Caesars Growth Partners, LLC ("CGP LLC"), which is consolidated as a variable interest entity.
CEOC results herein are presented on a consolidated view, which eliminates the impact of consolidating The LINQ and Octavius Tower subsequent to their transfer from CEOC to CERP. This transaction has been accounted for as a financing transaction in accordance with GAAP instead of as a completed real estate sale. This accounting treatment results in these properties being reported as part of both CEOC and CERP on a stand-alone basis, and therefore, they are not presented within the CEOC results in this Management’s Discussion and Analysis. As a result, the presentation of CEOC's results in this filing differs from the financial statement information presented for CEOC on a stand-alone basis.
CGP LLC results below are reflective of CGP LLC as consolidated into CEC results; accordingly the results of the four properties that CGP LLC acquired in 2014 from CEOC are included in CGP LLC only after the date of acquisition. As a result, the presentation of CGP LLC's results in this filing differs from the financial statement information presented for CGP LLC on a stand-alone basis.
"Other" includes consolidating adjustments, eliminating adjustments and other adjustments to reconcile to consolidated CEC results. For example, management fees paid to CEOC related to Planet Hollywood by CGP LLC are included in CEOC adjusted net revenues below, and eliminated in Other.
Operating Results - Detailed Information
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
Based upon the results of these assessments, we recorded impairments related to continuing operations totaling $498.6 million and $818.6 million for the three months ended September 30, 2014 and 2013, respectively. We recorded impairments related to continuing operations totaling $548.8 million and $945.9 million for the nine months ended September 30, 2014 and 2013, respectively. These impairments are related to tangible assets, goodwill, gaming rights, and trademarks. The 2014 impairment charges primarily include third quarter impairments of $288.9 million related to goodwill, $156.5 million related to gaming rights, and $50.4 million related to tangible assets. These impairment charges were primarily attributable to a decline in recent performance and downward adjustments to expectations of future performance at the related properties. The 2013 impairment charges primarily included third quarter impairments of $498.7 million related to certain Atlantic City properties, $133.3 million related to goodwill, $98.0 million related to trademarks, and $88.6 million related to gaming rights. These impairment charges were primarily attributable to the continued weakness in visitation resulting largely from intense regional competition. In addition, we have experienced negative trends in operating results in certain other markets, which resulted in impairment charges in addition to those related to the Atlantic Coast properties.
Impairments of Intangible and Tangible Assets - Ownership Structure

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
CEOC	$378.3	$813.1	$428.7	$916.0
CERP (1)	117.8	5.5	117.6	29.9
CGP LLC (1)	2.5	—	2.5	—
Total	$498.6	$818.6	$548.8	$945.9
____________________

(1)
The legal entities for CERP and CGP LLC had not been formed as of the third quarter of 2013. Therefore, the 2013 results for these entities represent the combined results of the entities that existed for the period that were merged to become part of the current legal entities.

Consolidated Operating Results

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Casino revenues	$1,395.6	$1,391.5	0.3%	$4,046.5	$4,178.7	(3.2)%
Net revenues	2,212.4	2,087.4	6.0%	6,385.2	6,216.0	2.7%
Loss from operations	(327.8)	(524.0)	37.4%	(50.3)	(248.5)	79.8%
Loss from continuing operations, net of income taxes	(931.7)	(699.2)	(33.3)%	(1,618.3)	(1,077.5)	(50.2)%
Loss from discontinued operations, net of income taxes	(48.4)	(62.6)	22.7%	(177.4)	(110.3)	(60.8)%
Net loss attributable to Caesars	(908.1)	(761.4)	(19.3)%	(1,761.0)	(1,191.3)	(47.8)%
Operating Margin (1)	(14.8)%	(25.1)%	41.0%	(0.8)%	(4.0)%	80.0%
Property EBITDA (2)	$444.7	$510.0	(12.8)%	$1,330.3	$1,490.1	(10.7)%
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of our discontinued operations disclosed in Note 4, "Dispositions, Divestitures, and Other Property Matters."
___________________

(1)	Operating margin is calculated as income/(loss) from operations divided by net revenues.

(2)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net loss attributable to Caesars to Property EBITDA.

Three Months Ended September 30, 2014 compared with September 30, 2013
Net Revenues - Category

	Three Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
Casino	$1,395.6	$1,391.5	$4.1	0.3%
Food and beverage	394.3	367.3	27.0	7.4%
Rooms	301.3	302.5	(1.2)	(0.4)%
Management fees	16.0	14.5	1.5	10.3%
Other	337.6	220.2	117.4	53.3%
Reimbursed management costs	62.6	72.7	(10.1)	(13.9)%
Less: casino promotional allowances	(295.0)	(281.3)	(13.7)	(4.9)%
Net revenues	$2,212.4	$2,087.4	$125.0	6.0%
Consolidated net revenues increased 6.0% in 2014 compared with the 2013 quarter, primarily due to growth in the social and mobile gaming business of Caesars Interactive Entertainment, Inc. ("CIE"). The opening of The LINQ (within CERP) at the end of the first quarter 2014, the opening of The Cromwell (within CGP LLC) during the second quarter 2014, and the opening of Horseshoe Baltimore (within CGP LLC) during the third quarter 2014 have also contributed to increased revenues over the comparable prior year period. CEOC completed the sale of four properties (The Cromwell, Bally's Las Vegas, The LINQ Hotel, and Harrah's New Orleans) to CGP LLC in May 2014, following the sale of Planet Hollywood Resort & Casino to CGP LLC in October 2013. The sales of these five properties (the "Property Sales") drove an increase in CGP LLC results and a corresponding decrease in CEOC results.
Consolidated casino revenue increased $4.1 million, or 0.3%, in the third quarter 2014 compared with the prior year quarter. The increase was largely driven by the opening of the properties discussed above as well as increased casino revenue at CEOC's international properties. Partially offsetting the increase was less favorable gaming hold on a consolidated basis in 2014 compared with the 2013 quarter.
Consolidated food and beverage revenue increased $27.0 million, or 7.4%, in the third quarter 2014 compared with the prior year quarter. The increase was primarily due to the addition of new restaurant offerings, such as Giada at The Cromwell and Guy Fieri's Vegas Kitchen & Bar at The LINQ Hotel, as well as an increase in banquet revenue.

Consolidated rooms revenue declined $1.2 million, or 0.4%, in the third quarter 2014 compared with the prior year quarter. The decline is primarily due to fewer room nights available, largely as a result of the sale of the Claridge Hotel Tower in February 2014, which was part of the Bally's Atlantic City asset group, and renovations at The LINQ Hotel. The decline was partially offset by an 8.7% increase in the average daily rate paid for rooms sold, excluding fully complimentary rooms ("cash ADR") to $111.20 in 2014 from $102.31 in 2013, primarily attributable to resort fees in Las Vegas and other Nevada properties.
Consolidated other revenue increased $117.4 million, or 53.3% , in the third quarter 2014 compared with the prior year quarter. The increase was largely driven by the continued growth in the social and mobile gaming business of CIE. The opening of The LINQ at the end of the first quarter 2014, the opening of The Cromwell during the second quarter, and increased entertainment revenue at Planet Hollywood also contributed to the increase.
Net Revenues - Ownership Structure

	Three Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
CEOC	$1,253.3	$1,519.3	$(266.0)	(17.5)%
CERP (1)	535.7	507.2	28.5	5.6%
CGP LLC (1)	485.8	80.0	405.8	*
Parent	15.9	17.7	(1.8)	(10.2)%
Other	(78.3)	(36.8)	(41.5)	(112.8)%
Total	$2,212.4	$2,087.4	$125.0	6.0%
____________________

*	Not meaningful

(1)
The legal entities for CERP and CGP LLC had not been formed as of the third quarter of 2013. Therefore, the 2013 results for these entities represent the combined results of the entities that existed for the period that were merged to become part of the current legal entities.

CEOC net revenues declined $266.0 million, or 17.5%, compared with the prior year quarter, primarily due to a decline in casino revenue of $196.0 million, or 17.7%, mainly due to the Property Sales and unfavorable hold at Caesars Palace Las Vegas. Additionally, general weakness in VIP volumes, business disruption at Caesars Palace due to construction, and show cancellations resulted in lower core business volumes. Overall visitation in the third quarter 2014 decreased 12.7% compared with the prior year primarily driven by Atlantic City properties and other regional markets, which was partially offset by a slight increase in spend per trip.
CERP net revenues increased $28.5 million, or 5.6%, compared with the prior year quarter. Revenues increased from the opening of The LINQ and the High Roller in 2014 and the resulting third-party revenues. Partially offsetting this increase was a casino revenue decline of $2.9 million, or 1.0%, primarily attributable to increased promotional allowances, mainly in Atlantic City.
CGP LLC net revenues increased $405.8 million compared with the 2013 quarter due to strong growth in the social and mobile games business at CIE, the inclusion of revenues since the date of the acquisitions of the five properties CGP LLC acquired from CEOC, and the openings of The Cromwell and Horseshoe Baltimore in May 2014 and August 2014, respectively. CIE’s social and mobile gaming business increased net revenues $81.6 million for third quarter 2014 compared with the same period in 2013 as a result of CIE’s first quarter 2014 acquisition of Pacific Interactive and continued strength in its existing offerings.
The revenues generated by the acquired casino properties subsequent to their acquisition by CGP LLC were $291.0 million in the third quarter of 2014, while there were no comparable revenues for CGP LLC in 2013, as the acquisitions occurred subsequent to third quarter 2013. When viewing the five properties sold by CEOC to CGP LLC as a group on a comparable quarter basis, without regard to ownership structure and timing of property sales, these properties had an increase in net revenues totaling $44.1 million, or 17.9%, in the third quarter, driven by growth in casino revenues, as well as food and beverage and entertainment offerings at Planet Hollywood and the opening during the quarter of The Cromwell, which had no revenue in the comparable quarter in 2013.

Loss from Operations - Category

	Three Months Ended September 30,		Variance (1)
(Dollars in millions)	2014	2013	$	%
Net revenues	$2,212.4	$2,087.4	$125.0	6.0%

Operating expenses
Impairment of intangible and tangible assets	498.6	818.6	320.0	39.1%
Property, general, administrative, and other	605.6	511.3	(94.3)	(18.4)%
Write-downs, reserves, and project opening costs, net of recoveries	19.2	0.5	(18.7)	*
Corporate expense	73.9	37.0	(36.9)	(99.7)%
Casino expense	833.9	760.0	(73.9)	(9.7)%
Food and beverage expense	183.4	163.5	(19.9)	(12.2)%
Depreciation and amortization	131.9	124.9	(7.0)	(5.6)%
All other operating expenses	193.7	195.6	1.9	1.0%
Loss from operations	$(327.8)	$(524.0)	$196.2	37.4%
___________________

*	Not meaningful

(1)	Presented as the favorable or (unfavorable) impact on income from operations.
Consolidated loss from operations was $327.8 million compared with $524.0 million in the prior year quarter. The improvement in 2014 compared with the prior year quarter was driven by lower intangible and tangible asset impairment charges and an increase in net revenues, partially offset by increased property operating expenses.
Consolidated property, general, administrative and other operating expenses increased in the 2014 quarter when compared with the 2013 quarter due to increased spending on marketing programs, and, to a lesser degree, wage increases.
Consolidated corporate expenses increased $36.9 million in the 2014 quarter when compared with the prior year quarter due to certain professional fees associated with the numerous corporate transactions and initiatives including the costs associated with having multiple SEC registrants and the registration efforts of CERP.
Consolidated casino expenses increased $73.9 million in the 2014 quarter when compared with the prior year quarter. The increase was largely attributable to increased bad debt expense due to a prior year favorable comparison as well as the opening of The Cromwell (within CGP LLC) during the second quarter 2014 and the opening of Horseshoe Baltimore (within CGP LLC) during the third quarter 2014.
Consolidated food and beverage expenses increased $19.9 million in the 2014 quarter when compared with the prior year quarter. The increase was primarily due to the addition of new restaurant offerings, such as Giada at The Cromwell and Guy Fieri's Vegas Kitchen & Bar at The LINQ Hotel.
Income/(Loss) from Operations - Ownership Structure

	Three Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
CEOC	$(304.3)	$(601.7)	$297.4	49.4%
CERP (1)	(49.3)	72.5	(121.8)	(168.0)%
CGP LLC (1)	80.7	21.6	59.1	*
Parent	(9.7)	0.2	(9.9)	*
Other	(45.2)	(16.6)	(28.6)	(172.3)%
Total	$(327.8)	$(524.0)	$196.2	37.4%
___________________

*	Not meaningful

(1)
The legal entities for CERP and CGP LLC had not been formed as of the third quarter of 2013. Therefore, the 2013 results for these entities represent the combined results of the entities that existed for the period that were merged to become part of the current legal entities.

CEOC loss from operations improved $297.4 million. The improvement was primarily due to lower intangible and tangible asset impairment charges coupled with lower operating expenses from the Property Sales, partially offset by a decline in net revenues, primarily resulting from the Property Sales.
CERP loss from operations was $49.3 million, compared with income of $72.5 million. The decline is primarily due to higher intangible and tangible asset impairment charges and increased spending on marketing programs, partially offset by a 5.6% increase in net revenues.
CGP LLC income from operations increased $59.1 million. The increase is primarily due to increased revenues, reflecting the impact of the Property Sales, and a decrease in the fair value of the liability for contingently issuable non-voting membership units.
Net Loss
Consolidated net loss attributable to Caesars was $908.1 million during the third quarter 2014 compared with $761.4 million in the prior year quarter. The net loss worsened primarily due to the factors discussed in "Income from Operations" above, and the following: (1) the reduction in the tax benefits related to current year losses subject to a federal valuation allowance; (2) a $145.4 million increase in interest expense; and (3) the 2014 period reflecting a $66.5 million loss on early extinguishment of debt compared with 2013, which included a $13.0 million gain on early extinguishment. These factors are further described in "Other Factors Affecting Net Loss" that follows herein.
Consolidated property EBITDA decreased $65.3 million, or 12.8%, compared with the prior year quarter. Further details on this non-GAAP financial measure follows later in this filing.
Nine Months Ended September 30, 2014 compared with September 30, 2013
Net Revenues - Category

	Nine Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
Casino	$4,046.5	$4,178.7	$(132.2)	(3.2)%
Food and beverage	1,143.8	1,103.5	40.3	3.7%
Rooms	915.0	887.5	27.5	3.1%
Management fees	44.4	42.3	2.1	5.0%
Other	892.3	628.3	264.0	42.0%
Reimbursed management costs	196.8	203.2	(6.4)	(3.1)%
Less: casino promotional allowances	(853.6)	(827.5)	(26.1)	(3.2)%
Net revenues	$6,385.2	$6,216.0	$169.2	2.7%
Consolidated net revenues increased $169.2 million in 2014 compared with the prior year period primarily due to growth in the social and mobile gaming business of CIE partially offset by a 3.2% decline in casino revenues. The opening of The LINQ by CERP at the end of the first quarter 2014, the opening of The Cromwell by CGP LLC during the second quarter 2014, and the opening of Horseshoe Baltimore in the third quarter 2014 also contributed to increased revenues over the comparable prior year period. Consistent with the three-month period, the Property Sales drove an increase in CGP LLC results and a corresponding decrease in CEOC results.
Consolidated casino revenue decreased $132.2 million, or 3.2%, in 2014 compared with the prior year period. The decline was largely driven by unfavorable gaming hold. Partially offsetting the decrease was increased casino revenue at CEOC's international properties as well as the opening of the properties discussed above.
Consolidated food and beverage revenue increased $40.3 million, or 3.7%, in 2014 when compared with the prior year period primarily due to the addition of new restaurant offerings such as Giada at The Cromwell and Guy Fieri's Vegas Kitchen & Bar at The LINQ Hotel, as well as an increase in banquet revenue.
Consolidated rooms revenue increased $27.5 million, or 3.1%, in 2014 compared with the prior year period driven by a 13.2% increase in cash ADR to $112.55 in 2014 from $99.40 in 2013, primarily attributable to resort fees in Las Vegas and other Nevada properties.

Other revenue increased $264.0 million, or 42.0%, in 2014 compared with the prior year period. The increase was largely driven by the continued growth in the social and mobile gaming business of CIE. The opening of The LINQ at the end of the first quarter 2014, the opening of The Cromwell during the second quarter, and increased entertainment revenue at Planet Hollywood also contributed to the increase.
Net Revenues - Ownership Structure

	Nine Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
CEOC	$3,939.1	$4,528.5	$(589.4)	(13.0)%
CERP (1)	1,565.8	1,516.0	49.8	3.3%
CGP LLC (1)	1,064.6	222.3	842.3	*
Parent	51.1	52.1	(1.0)	(1.9)%
Other	(235.4)	(102.9)	(132.5)	(128.8)%
Total	$6,385.2	$6,216.0	$169.2	2.7%
____________________

*	Not meaningful

(1)
The legal entities for CERP and CGP LLC had not been formed as of the third quarter of 2013. Therefore, the 2013 results for these entities represent the combined results of the entities that existed for the period that were merged to become part of the current legal entities.

CEOC net revenues declined $589.4 million, or 13.0%, in 2014 compared with the prior year period, primarily due to a decline in casino revenue of $473.7 million, or 14.3%. The impact of the Property Sales to CGP LLC and the reduction of revenues resulting from the partial sale of the Conrad in the second quarter 2013 drove the decrease. The remainder of the decrease was the result of less favorable gaming hold in CEOC's regional markets and Atlantic City.
CERP net revenues increased $49.8 million, or 3.3%, in 2014 compared with the prior year period. As described above, revenue increased from the opening of The LINQ and the High Roller in 2014 and the resulting third-party revenues. In addition, rooms revenue increased with a 13.5% increase in cash ADR to $101.60 in 2014 from $89.50 in 2013. Partially offsetting these increases was a casino revenue decline of $35.1 million, or 4.1%, on increased promotional allowances, mainly in Atlantic City, and unfavorable hold in Las Vegas.
CGP LLC net revenues increased $842.3 million in 2014 compared with the prior year period, primarily due to strong growth in social and mobile games at CIE and the inclusion of revenues since the date of acquisition of the five properties CGP LLC acquired from CEOC. Net revenues were, therefore, significantly increased when viewing CGP LLC results including these properties only for the period subsequent to the transaction.
When viewing the five properties sold by CEOC to CGP LLC as a group on a comparable year to date basis, without regard to ownership structure and timing of property sales, these properties experienced a total increase in net revenues of $102.3 million in 2014 compared with the prior year period, driven by casino revenues, food and beverage, and entertainment offerings at Planet Hollywood and the opening during the second quarter of The Cromwell, which had no revenue in the prior year period.

Loss from Operations - Category

	Nine Months Ended September 30,		Variance (1)
(Dollars in millions)	2014	2013	$	%
Net revenues	$6,385.2	$6,216.0	$169.2	2.7%

Operating expenses
Impairment of intangible and tangible assets	548.8	945.9	397.1	42.0%
Property, general, administrative, and other	1,680.5	1,490.0	(190.5)	(12.8)%
Write-downs, reserves, and project opening costs, net of recoveries	95.1	44.7	(50.4)	(112.8)%
Corporate expense	192.5	114.3	(78.2)	(68.4)%
Casino Expense	2,412.5	2,329.6	(82.9)	(3.6)%
Food and beverage expense	516.0	488.3	(27.7)	(5.7)%
Depreciation and amortization	371.1	410.4	39.3	9.6%
All other operating expenses	619.0	641.3	22.3	3.5%
Loss from operations	$(50.3)	$(248.5)	$198.2	79.8%
___________________

(1)	Presented as the favorable or (unfavorable) impact on income from operations.
Consolidated loss from operations improved $198.2 million in 2014 compared with the prior year period, primarily due to lower depreciation and amortization, lower intangible and tangible asset impairment charges, and an increase in net revenues. This was partially offset by an increase in property operating expenses; write-downs, reserves, and project opening costs, net of recoveries; and corporate expense.
Consolidated property, general, administrative and other operating expenses increased in 2014 compared with prior year, due to the impact of new property openings (The LINQ, The Cromwell, and Horseshoe Baltimore) and costs associated with share-based compensation programs (see Note 17, "Stock-Based Compensation").
Consolidated write-downs, reserves, and project opening costs, net of recoveries increased primarily due to a $41.4 million charge for exit-related costs recorded in 2014 as a result of new legislation in the State of Iowa that requires us to cease our greyhound racing activities at our Horseshoe Council Bluffs Casino in Council Bluffs, Iowa.
Consolidated corporate expenses increased $78.2 million in 2014 compared with the prior year period due to certain professional fees associated with the volume of corporate transactions and initiatives including the costs associated with having multiple SEC registrants and the registration efforts of CERP, as well as costs associated with stock-based compensation programs.
Consolidated casino expenses increased $82.9 million in the 2014 quarter when compared with the prior year period. The increase was largely attributable to increased bad debt expense due to a prior year favorable comparison as well as the opening of The Cromwell (within CGP LLC) during the second quarter 2014 and the opening of Horseshoe Baltimore (within CGP LLC) during the third quarter 2014.
Consolidated food and beverage expenses increased $27.7 million in the 2014 quarter when compared with the prior year period. The increase was primarily due to the addition of new restaurant offerings, such as Giada at The Cromwell and Guy Fieri's Vegas Kitchen & Bar at The LINQ Hotel.
Consolidated depreciation and amortization expenses declined $39.3 million in the 2014 quarter when compared with the prior year period. The decline is largely attributable to impairment charges, as described previously, recorded in the prior year period.

Income/(Loss) from Operations - Ownership Structure

	Nine Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2014	2013	$	%
CEOC	$(158.8)	$(412.1)	$253.3	61.5%
CERP (1)	78.7	188.9	(110.2)	(58.3)%
CGP LLC (1)	50.6	(6.1)	56.7	*
Parent	(12.5)	(4.5)	(8.0)	(177.8)%
Other	(8.3)	(14.7)	6.4	43.5%
Total	$(50.3)	$(248.5)	$198.2	79.8%
____________________

*	Not meaningful

(1)
The legal entities for CERP and CGP LLC had not been formed as of the third quarter of 2013. Therefore, the 2013 results for these entities represent the combined results of the entities that existed for the period that were merged to become part of the current legal entities.

CEOC loss from operations improved $253.3 million compared with the prior year period. The improvement is primarily due to lower intangible and tangible asset impairment charges compared with the prior year period partially offset by a decline in net revenues, the $41.4 million charge for exit-related costs recorded as a result of new legislation in the State of Iowa that requires us to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, and lower operating expenses from the Property Sales.
CERP income from operations decreased $110.2 million, or 58.3%, compared with the prior year period. The decrease is primarily due to higher intangible and tangible asset impairment charges compared with the prior year period, an increase in corporate expenses due to higher corporate professional fees in 2014, and 2013 favorability on insurance costs, which were partially offset by increased net revenues.
CGP LLC income from operations increased $56.7 million compared with the prior year period. The increase is primarily due to a decrease in the fair value of contingent consideration from previous acquisitions, strong revenue growth from CIE, and positive organic results in both slot and table win. The increase from operations was partially offset by pre-opening expenses associated with the opening of The Cromwell and Horseshoe Baltimore and increased property operating expenses.
Net Loss
Consolidated net loss attributable to Caesars was $1,761.0 million compared with $1,191.3 million in the prior year period. The net loss worsened primarily due to the factors discussed in "Income from Operations" above, and the following: (1) the reduction in the tax benefits related to current year losses subject to a federal valuation allowance; (2) a $276.7 million increase in interest expense; (3) the 2013 period reflecting a $44.1 million gain recognized from the partial sale of the Conrad Punta del Este; and (4) the 2014 period reflecting a $95.2 million net loss on early extinguishment of debt compared with 2013, which included a $17.5 million gain on early extinguishment. These factors are further described in "Other Factors Affecting Net Loss" that follows herein.
Consolidated property EBITDA decreased $159.8 million, or 10.7%, compared with the 2013 period. Further details on this non-GAAP financial measure follow later in this filing.

Other Factors Affecting Net Loss

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Interest expense	$(708.3)	$(562.9)	(25.8)%	$(1,954.1)	$(1,677.4)	(16.5)%
Gain/(loss) on early extinguishment of debt	(66.5)	13.0	*	(95.2)	17.5	*
Gain/(loss) on partial sale of subsidiary	—	—	—%	(3.1)	44.1	*
Income tax benefit	169.9	374.2	(54.6)%	479.3	777.9	(38.4)%
Loss from discontinued operations, net of income taxes	(48.4)	(62.6)	22.7%	(177.4)	(110.3)	(60.8)%
____________________

*	Not meaningful
Interest Expense
During the three months ended September 30, 2014, interest expense increased by $145.4 million, or 25.8%, to $708.3 million from $562.9 million in the 2013 quarter, primarily due to higher interest rates as a result of CERP's October 2013 8.0% and 11% senior secured notes offerings, the proceeds of which were used to repay a portion of lower interest rate term loans of Caesars Entertainment's previously-outstanding commercial mortgage-backed securities ("CMBS"), as well as interest costs associated with the bridge financing and CGP Term Loan obtained by CGP LLC associated with the CEOC-CGP LLC Property Transaction and the Incremental Term Loans obtained by CEOC. See Note 9, "Debt."
During the nine months ended September 30, 2014, interest expense increased by 16.5%, to $1,954.1 million from $1,677.4 million in the prior year period, primarily due to the same factors described above. Interest expense for the nine months ended September 30, 2014 includes $11.8 million of expense related to derivative instruments compared to $31.6 million of expense in the 2013 period.
Loss on Early Extinguishment of Debt
During the three months ended September 30, 2014, we recognized a $66.5 million loss on early extinguishment of debt. The loss includes a $25.2 million loss on CEOC's 6.5% and 5.75% Senior Notes; a $22.2 million loss on the early extinguishment of certain CEOC Incremental Term Loans; a $13.5 million loss on the early extinguishment of CEOC's 10.00% Senior Notes; and a $5.6 million loss on the early extinguishment of CEOC's 5.625% Senior Notes. During the three months ended September 30, 2013, we recognized a $13.0 million gain on early extinguishment of debt primarily related to the purchase of CMBS debt.
During the nine months ended September 30, 2014, we recognized a $95.2 million loss on early extinguishment of debt. The loss includes a $28.7 million loss on the early extinguishment of CGP LLC's Planet Hollywood senior secured loan; a $25.2 million loss on CEOC's 6.5% and 5.75% Senior Notes; a $22.2 million loss on the early extinguishment of certain CEOC Incremental Term Loans; a $13.5 million loss on the early extinguishment of CEOC's 10.00% Senior Notes; and a $5.6 million loss on the early extinguishment of CEOC's 5.625% Senior Notes. During the nine months ended September 30, 2013, we recognized a $17.5 million gain on early extinguishment of debt primarily related to the early repurchase of CMBS debt described above. This was offset by a loss on early extinguishments of debt of $36.8 million primarily related to extinguishments of debt under the CEOC Credit Facilities in the first quarter of 2013.
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

The effective tax rate benefits for the three months ended September 30, 2014 and 2013 were 15.4% and 34.9%, respectively, and for the nine months ended September 30, 2014 and 2013 were 22.8% and 41.9%, respectively. The effective tax rate benefit in the three months ended September 30, 2014 was unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations and nondeductible goodwill impairments. The effective rate benefit was higher for the nine months ended September 30, 2013 primarily due to (i) a tax benefit from a capital loss generated during the first quarter of 2013, (ii) retroactive U.S. tax law changes which were enacted in January 2013 and (iii) a favorable tax ruling in Israel received in February 2013.
Our projected effective tax rate benefit for 2014 is expected to range from 21% to 24%, which differs from the effective federal tax rate benefit of 35%, due to nondeductible goodwill impairments and the projected increase in the federal valuation allowance against 2014 losses from continuing operations which will not be tax benefitted, partially offset by the reversal of uncertain state positions during the first quarter of 2014 due to the expiration of the statute of limitations. This projected effective tax rate range includes the expected tax benefits from the sale of certain properties from CEOC to CGP LLC in May 2014.
Deconsolidation
In May 2013, CEOC sold 45% of its equity interest in the Conrad, and as a result of this transaction, no longer consolidates the Conrad's results of operations, but instead accounts for it as an equity method investment. CEOC's operating results included an equity method loss from operations for the Conrad of $1.5 million in the three months ended September 30, 2013 and $2.8 million in the three months ended September 30, 2014. For the nine months ended September 30, 2013, CEOC's operating results included net revenues of $75.7 million and income from operations of $13.8 million for the Conrad, and equity method income from operations of $3.6 million in the nine months ended September 30, 2014.
Loss from Discontinued Operations, Net of Income Taxes
CIE RMG BEL, LLC. In June 2014, CIE concluded that, effective August 2014, it would suspend operations of CIE RMG BEL, LLC, an indirectly wholly owned subsidiary in Minsk, Belarus. As a result, CIE recorded a $15.5 million impairment in the second quarter of 2014. In the third quarter of 2014, CIE settled its accrued contingent consideration liability for $4.5 million and recognized a gain of $1.4 million on the final disposition of the entity.
Showboat Atlantic City. On June 27, 2014, we announced that we would close Showboat Atlantic City, a CEOC property, effective August 31, 2014. Upon deciding to close this casino, we recorded a $4.8 million charge for accrued severance costs. In the third quarter of 2014, upon the property's closure, we accrued severance costs and an additional $15.8 million charge related to accrued exit costs.
Harrah's Tunica. On June 2, 2014, we permanently closed Harrah's Tunica, a CEOC property. Upon deciding to close this casino, we recorded intangible and tangible asset impairment charges totaling $68.0 million and $10.9 million related to accrued exit costs. In the third quarter of 2013, we recorded tangible asset impairment charge of $112.3 million related to Harrah's Tunica as a result completing an assessment for impairment for certain of our properties.
The operating results of these properties have been classified as discontinued operations for all periods presented and are excluded from the results of operations presented within this Form 10-Q. During the three and nine months ended September 30, 2014, loss from discontinued operations, net of income taxes, was $48.4 million and $177.4 million, respectively, and was primarily related to our closure of the Golden Nugget casino in London, Harrah's Tunica in Mississippi, and Showboat Atlantic City in New Jersey, compared with $62.6 million and $110.3 million in the 2013 periods, which also included the impact of the closure of the Alea Leeds casino and an impairment related to the Macau sale.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
We are a highly leveraged company primarily resulting from the leverage of CEOC, which had $18,410.9 million in face value of debt outstanding as of September 30, 2014, out of the total $25,529.3 million face value of our consolidated outstanding indebtedness. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our consolidated debt service obligation for the remainder of 2014 is $831.3 million, consisting of $93.4 million in principal maturities and $737.9 million in required interest payments. Our consolidated debt service obligation for 2015 is $2,469.8 million, consisting of $140.6 million in principal maturities and $2,329.2 million in required interest payments.

As a result of our debt service requirements and a general decline in our gaming activity since 2007, with Atlantic City properties and our regional markets being more heavily impacted by this trend, we have experienced substantial operating and net losses in recent years, resulting in a total stockholders' deficit of $3,714.4 million as of September 30, 2014. Further, we expect to experience operating and net losses for the remainder of 2014 and the foreseeable future.
Caesars Entertainment is a holding company, with its holdings consisting of an interest in three primary entities:

•	Caesars Entertainment Operating Company;

•	Caesars Entertainment Resort Properties, LLC; and

•	Caesars Growth Partners, LLC.
CERP and CGP LLC have material amounts of debt; however, we believe their cash and cash equivalents balances, cash flows from operations, and financing available under revolving credit facilities will be sufficient to meet normal operating requirements and to fund planned capital expenditures during the next 12 months. CEOC, which remains heavily levered, is the focus of ongoing efforts designed to position CEOC for significant deleveraging.
The following table summarizes the maturities of the face value of our long-term debt as of September 30, 2014.

(In millions)	2014 (1)	2015	2016	2017	2018	Thereafter	Total
CEOC	$30.6	$83.3	$1,229.6	$7,318.9	$5,123.1	$4,625.4	$18,410.9
CERP	10.7	38.4	36.3	26.8	100.0	4,525.0	4,737.2
CGP LLC	52.1	18.9	20.2	16.8	21.4	2,251.8	2,381.2
Total	$93.4	$140.6	$1,286.1	$7,362.5	$5,244.5	$11,402.2	$25,529.3
___________
(1) 2014 maturities consists of the remaining three months of 2014.
See Note 9, "Debt," for details of our debt outstanding and related restrictive covenants, including the restrictions on our subsidiaries to pay dividends to CEC or otherwise transfer cash to CEC. This detail includes, among other information, a table presenting details of our individual borrowings outstanding as of September 30, 2014 and December 31, 2013, as well as discussion of recent changes in our debt outstanding, and changes in the terms of existing debt subsequent to December 31, 2013.
CEOC Liquidity Discussion and Analysis
CEOC net revenues were $3,939.1 million for the nine months ended September 30, 2014, representing 61.7% of consolidated net revenues of CEC for the period. CEOC is highly leveraged, and a significant amount of its liquidity needs are for debt service, including significant interest payments. As of September 30, 2014, CEOC had $18,410.9 million face value of outstanding indebtedness and its current debt service obligation over the next 12 months is $1,829.5 million, consisting of $82.1 million in principal maturities and $1,747.4 million in required interest payments.
As a result of the CEC consolidated factors described above, CEOC has experienced substantial net losses and operating losses in recent years, resulting in total stockholders' deficit of $7,542.3 million as of September 30, 2014. Further, CEOC expects to experience operating and net losses for the foreseeable future.
CEOC's cash and cash equivalents, excluding restricted cash, totaling $1,479.9 million at September 30, 2014, compared with $1,438.7 million at December 31, 2013. CEOC experienced negative operating cash flows of $548.7 million for the nine months ended September 30, 2014 and expects to experience negative operating cash flows for the foreseeable future.
CEOC does not currently expect that its cash flows from operations will be sufficient to repay its indebtedness and will ultimately need to pursue additional debt or equity offerings or seek a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code.
CEOC has sufficient liquidity at present, including CEOC’s ability to borrow under any of its credit arrangements as described in Note 9, "Debt." However, CEOC estimates that, absent a refinancing, amendment, private restructuring, or a reorganization under Chapter 11 of the Bankruptcy Code, based on its current operating forecasts and the underlying assumptions, that it would require additional sources of liquidity to fund its operations and obligations beginning during the fourth quarter of 2015. These factors raise substantial doubt as to CEOC's ability to continue as a going concern beyond the fourth quarter of 2015. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the nine months ended September 30, 2014, CEOC has been undertaking a number of actions to mitigate this uncertainty. For more information on these actions and the impact that the related transactions have on CEOC's liquidity and capital structure, see Note 6, "Property Transaction between CEOC and CGP LLC and Related Financing," Note 9, "Debt," and Note 10, "Stockholders' Equity and Loss Per Share."
Also see Note 15, "Litigation, Contractual Commitments and Contingent Liabilities", and Note 20, "Subsequent Events" for more information regarding Noteholder disputes and claims related to these actions and transactions. If a court were to find in favor of the claimants in any of these disputes, such determination could have a material adverse effect on CEOC's business, financial condition, results of operations, and prospects and on the ability of lenders and Noteholders to recover on claims under CEOC's indebtedness.
On September 12, 2014, we announced that CEC and CEOC had executed non-disclosure agreements ("NDAs") with certain First Lien Creditors of CEOC's 11.25% senior secured notes due 2017; CEOC's 8.5% senior secured notes due 2020 and CEOC's 9% senior secured notes due 2020 in an effort to restructure CEOC's debt.
On October 16, 2014, CEOC entered into certain control arrangements with the Collateral Agent in order to provide the first lien secured creditors with a perfected lien on its cash. Such arrangements do not restrict CEOC's ability to utilize cash and are not expected to have an operational impact on CEOC (see Note 9, "Debt").
On October 17, 2014, we announced that CEC and CEOC had executed NDAs with certain beneficial holders of debt, including senior secured term loans, issued by CEOC pursuant to the Third Amended and Restated Credit Agreement dated July 25, 2014, by and among CEC, CEOC, the lender parties and Credit Suisse AG, Cayman Islands Branch, as administrative agent, in an effort to restructure CEOC's debt.
On October 29, 2014, we announced that one of the First Lien Creditors that had previously executed an NDA did not extend its NDA. While CEC and CEOC are no longer in discussions with the one First Lien Creditor that did not extend its NDA, and while no agreement has been reached yet on the terms of a restructuring, CEC and CEOC are continuing discussions with the remaining First Lien Creditors all of which have extended their NDAs.
From time to time, depending upon market, pricing, and other conditions, and on CEOC's cash balances and liquidity, CEOC may seek to acquire or exchange notes or other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption, exchange offers or otherwise, upon such terms and at such prices as CEOC may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration, including CEOC common stock. In addition, CEOC has considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges, debt for equity exchanges or restructuring transactions.
CEOC's ability to refinance or restructure its debt, or to issue additional debt or equity, will depend upon, among other things:

◦	the condition of the capital markets at the time, which is beyond CEOC's control;

◦
CEOC's future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond CEOC's control;

◦	CEOC's continued compliance with the terms and covenants in its credit facilities, indentures and loan agreements that govern our debt; and

◦	the results of ongoing discussions with CEOC's Noteholders and lenders .
The foregoing are forward-looking statements based on assumptions as of the date of this filing that may or may not prove to be correct. Actual results may differ materially from CEOC's present expectations. For a discussion of matters that could impact CEOC's ability to continue as a going concern through December 31, 2015, including our ongoing discussions with CEOC's lenders and noteholders, see "Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995."
CEOC Credit Facilities
In June 2014, CEOC completed the offering of $1,750.0 million of incremental term loans ("Incremental Term Loans") due March 1, 2017, with a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of CEOC's Term B5 or Term B6 Loans remain outstanding on such date. The Incremental Term Loans were incorporated into the Credit Facilities, as amended. We used the net cash proceeds from the Incremental Term Loans to complete the repayment of 2015 maturities and reducing certain outstanding term loans, as described below.

The Incremental Term Loans require scheduled quarterly repayments of $4.4 million beginning in the third quarter of 2014.
As of September 30, 2014, CEOC's Credit Facilities provide for senior secured financing of up to $5,464.8 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $5,358.7 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106.1 million, including both a letter of credit sub-facility and a swingline loan sub-facility. There were no amounts outstanding under the revolving credit facility as of September 30, 2014 or December 31, 2013. The Term Loan B7, under the Credit Facilities, requires scheduled quarterly payments of $4.4 million, with the balance due at maturity in March 2017. As of September 30, 2014, the senior secured term loans are comprised of $376.7 million maturing October 2016, and $4,942.6 million maturing March 2017. As of September 30, 2014, $106.1 million of the revolving credit facility matures January 28, 2017 and $98.3 million is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $7.8 million of additional borrowing capacity was available to CEOC under its revolving credit facility as of September 30, 2014.
CEOC Credit Facilities Activity
A substantial portion of our financing is comprised of credit facility and notes financing obtained by CEOC. The CEOC financings are neither secured nor guaranteed by Caesars’ other subsidiaries, including certain subsidiaries that own properties that secure $4,706.3 million face value of the CERP Senior Secured Credit Facilities and the CERP Notes as of September 30, 2014. In addition, CGP LLC, a consolidated VIE, is not a guarantor and its assets are not available to CEOC's creditors.
CEOC Debt Covenant Compliance and Restrictions
In addition, certain covenants contained in the CEOC Credit Facilities as amended by the Bank Amendments and indentures covering the second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0, and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of September 30, 2014, CEOC's total first priority secured leverage ratio and consolidated leverage ratio were 10.75 to 1.0 and 17.21 to 1.0, respectively. For the twelve months ended September 30, 2014, CEOC's LTM Adjusted EBITDA-Pro Forma - CEOC Restricted were insufficient to cover fixed charges by $1,146.5 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of CEOC first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio and consolidated leverage ratio described in this paragraph are not maintenance covenants.
If CEOC were to exceed the SSLR, which could be an event of default under CEOC's Credit Facilities, as amended, under certain circumstances, CEOC is allowed to apply any cash contributions received from CEC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, in order to cure any breach.
See Note 9, "Debt - CEOC Debt: Restrictive Covenants and Other Matters," for a more detailed description of CEOC’s debt covenant requirements and restrictions.
CERP Liquidity Discussion and Analysis
As of September 30, 2014, CERP's cash and cash equivalents totaled $200.8 million. Its operating cash inflows are typically used for operating expenses, debt service costs and working capital needs. CERP is highly leveraged and a significant portion of its liquidity needs are for debt service. As of September 30, 2014, CERP had $4,737.2 million face value of indebtedness outstanding including capital lease indebtedness. See Note 9, "Debt," for additional information related to CERP indebtedness and related restrictive covenants. Cash paid for interest for the nine months ended September 30, 2014, was $243.7 million. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows.
CERP's estimated interest payments for the remainder of 2014 are $162.8 million, for the years ended December 31, 2015 through 2018 are $390.0 million, $395.3 million, $413.6 million, and $422.7 million, respectively, and thereafter are $933.8 million.
CERP's ability to fund its operations, pay its debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond its control, and disruptions in capital markets and restrictive covenants related to its existing debt could impact CERP's ability to secure additional funds through financing activities. We believe that CERP's cash and cash equivalents balance, its cash flows from operations, and financing available under its revolving credit facility will be sufficient to meet normal operating requirements during the next 12 months and to fund planned capital expenditures.
CERP Financing, Debt Covenant Compliance and Restrictions
In October 2013, when we formed CERP from the prior CMBS financing structure assets plus the addition of the LINQ and Octavius Tower at Caesars Palace ("Octavius Tower") acquired from CEOC, CERP (i) completed the offering of $1,000.0 million aggregate principal amount of their 8.0% first-priority senior secured notes due 2020 and $1,150.0 million aggregate principal amount of their 11.0% second-priority senior secured notes due 2021 (together with the 8.0% first-priority senior secured notes due 2020, the "CERP Notes") and (ii) entered into a first lien credit agreement governing their new $2,769.5 million senior secured credit facility, consisting of senior secured term loans in an aggregate principal amount of $2,500.0 million ("CERP Term Loans") and a senior secured revolving credit facility in an aggregate principal amount of up to $269.5 million (collectively, the "CERP Credit Facilities"). We refer to this new borrowing structure as CERP and the refinancing transaction as "CERP Financing." The CERP Term Loans require scheduled quarterly payments of $6.3 million, with the balance due at maturity. As of September 30, 2014, there was $75.0 million in borrowings outstanding under the senior secured revolving credit facility, and no amounts were committed to outstanding letters of credit.
See Note 9, "Debt - CERP Debt: CERP Financing and CERP Restrictive Covenants," for a more detailed description of CERP’s debt covenant requirements and restrictions.
CGP LLC Liquidity Discussion and Analysis
CGP LLC's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under CIE's credit facility with Caesars Entertainment. CGP LLC's cash and cash equivalents, excluding restricted cash, totaled $989.2 million as of September 30, 2014.
Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. CGP LLC's operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC's ability to refinance debt will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under CGP LLC's and its subsidiaries' financing documents. Additionally, CGP LLC's ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP LLC's control, and disruptions in capital markets and restrictive covenants related to CGP LLC's existing debt could impact CGP LLC's ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.
CGP LLC believes that its cash and cash equivalents and its cash flows from operations will be sufficient to meet its normal operating and debt service requirements during the next 12 months and the foreseeable future and to fund capital expenditures expected to be incurred in the normal course of business.
CEOC-CGP LLC Property Transaction Notes
In April 2014, subsidiaries of CGP LLC (the "Issuers") completed the offering of $675.0 million aggregate principal amount of their 9.375% second-priority senior secured notes due May 1, 2022. The Issuers will pay interest on the CEOC-CGP LLC Property Transaction Notes at 9.375% per annum, semi-annually commencing in November 2014.
The CEOC-CGP LLC Property Transaction Notes are guaranteed on a senior secured basis by subsidiaries of Caesars Growth Properties Holding, LLC (a CGP LLC subsidiary and an Issuer, "CGPH LLC") that are guarantors of CGP Credit Facilities (as defined below), and secured by a second-priority security interest, subject to permitted liens, in certain assets of the Issuers and such subsidiary guarantors. None of CGP LLC, CEC or CEOC guarantee the CEOC-CGP LLC Property Transaction Notes.
See Note 9, "Debt - CGP LLC Debt: CEOC-CGP LLC Property Transaction Notes," for a description of CGP LLC’s debt covenant requirements and restrictions related to the CEOC-CGP LLC Property Transaction Notes.
CGP First Lien Credit Facilities
In May 2014, CGPH LLC entered into a First Lien Credit Agreement (the "CGP Credit Facilities") providing for a $1,175.0 million term loan (the "CGP Term Loan") and a $150.0 million revolving facility (the "CGP Revolving Credit Facility"). The CGP Term Loan matures in 2021 and requires quarterly payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. As of September 30, 2014, no borrowings were outstanding under the CGP Revolving Credit Facility, and $0.1 million was committed to outstanding letters of credit.
Borrowings under this agreement bear interest at a rate equal to, at CGPH LLC's option, either:

(a)
LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or

(b)	a base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate as determined by the administrative agent under the CGP Credit Facilities, and

(iii)
the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR Loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on the Borrower’s senior secured leverage ratio.

In addition, on a quarterly basis, CGPH LLC is required to pay each lender under the CGP Revolving Credit Facility a commitment fee in respect of any unused commitments under the CGP Revolving Credit Facility. CGPH LLC is also required to pay customary agency fees as well as letter of credit participation and other fees.
The CGP Credit Facilities are guaranteed by Caesars Growth Properties Parent, LLC, the direct parent of CGPH LLC and a subsidiary of CGP LLC ("CGP Parent"), and the material, domestic wholly owned subsidiaries of CGPH LLC (subject to exceptions), and are secured by a pledge of the equity interest of CGPH LLC directly held by CGP Parent and substantially all of the existing and future property and assets of CGPH LLC and the subsidiary guarantors (subject to exceptions).
See Note 9, "Debt - CGP LLC Debt: CGP First Lien Credit Facilities," for a description of CGP LLC’s debt covenant requirements and restrictions related to the CGP First Lien Credit Facilities.
PHWLV, LLC Senior Secured Loan
CGP LLC acquired 100% of CEOC’s equity interest in PHWLV, LLC in October 2013 and assumed a $507.9 million face value senior secured loan (the "PHWLV Loan") as part of the transaction. In conjunction with closing the CEOC-CGP LLC Property Transaction, CGP LLC used $476.9 million of the net proceeds from the CGP Term Loan to repay all amounts outstanding under PHWLV Loan and we recognized a $27.5 million loss on early extinguishment of debt.
Horseshoe Baltimore Financing
Caesars Baltimore Investment Company, LLC (a wholly owned subsidiary of CGP LLC), is member of CBAC Borrower, LLC ("CBAC") a joint venture that has a credit agreement (the "Baltimore Credit Facility") to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a garage. In October 2013, CEOC sold 100% of its equity interests in Caesars Baltimore Investment Company, LLC to CGP LLC. As part of this transaction, CGP LLC assumed all related outstanding debt under the Baltimore Credit Facility. The Baltimore Credit Facility provides for (i) a $300.0 million senior secured term facility and (ii) a $10.0 million senior secured revolving facility with a five-year maturity. CBAC also entered into a term loan facility that provides for up to $30.0 million of equipment financing (the "Baltimore FF&E Facility"). Under the Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development. There were no amounts outstanding under either the revolving facility or the Baltimore FF&E Facility as of September 30, 2014.
The Baltimore Credit Facility and Baltimore FF&E Facility contain affirmative and negative covenants customary for facilities of this type. Management believes CBAC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of September 30, 2014.
CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $47.7 million. The promissory notes are convertible into approximately 8,913 shares of CIE common stock. The promissory notes automatically convert into shares of CIE common stock in November 2014, unless both parties agree to amend the notes.

Consolidated Liquidity Discussion and Analysis
Consolidated cash and cash equivalents, excluding restricted cash, totaled $3,182.4 million as of September 30, 2014. Cash and cash equivalents as of September 30, 2014, includes $989.2 million held by our consolidated VIE, CGP LLC, which is not available for our use to fund operations or satisfy our obligations unrelated to CGP LLC.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facilities. CEOC's revolving credit facility provides for up to $106.1 million, of which $7.8 million remained as available borrowing capacity for CEOC as of September 30, 2014. CERP's revolving credit facility provides for up to $269.5 million, of which $194.5 million remained as available borrowing capacity for CERP as of September 30, 2014. CGP LLC's revolving credit facility provides for up to $150.0 million, of which $149.9 million remained as available borrowing capacity for CGP LLC as of September 30, 2014.
The following summarizes our liquidity:

	September 30, 2014
(In millions)	CEOC	CERP	CGP LLC	Parent
Cash and cash equivalents	$1,479.9	$200.8	$989.2	$512.5
Revolver capacity	106.1	269.5	150.0	—
Revolver capacity drawn or committed to letters of credit	(98.3)	(75.0)	(0.1)	—
Total Liquidity	$1,487.7	$395.3	$1,139.1	$512.5
We experienced negative consolidated operating cash flows of $422.0 million for the nine months ended September 30, 2014, including negative operating cash flows of $548.7 million from CEOC, and expect to experience negative consolidated operating cash flows for the remainder of 2014 and the foreseeable future.
As previously noted, CEOC does not currently expect that its cash flows from operations will be sufficient to repay its indebtedness and it will ultimately need to pursue additional debt or equity offerings or seek a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code.
Although CEOC does not believe that its cash flows from operations combined with existing liquidity sources will be sufficient to repay its indebtedness when it comes due, because of the absence of cross-default provisions in the indebtedness due within the next 15 months and the absence of any parent guarantee (as discussed in Note 9, "Debt”), we do not believe that the impact of any default that CEOC could experience in the next 15 months would materially impact the liquidity of CEC and its consolidated operating subsidiaries other than CEOC.
Prior to October 1, 2014, our properties, including properties held in our CERP and CGP subsidiaries, were managed by CEOC. We therefore have historically been reliant on CEOC and its employees to support these operations and enable us to generate cash flows in our other operating subsidiaries.
As described in Note 18, "Caesars Enterprise Services," CEC, CEOC, CERP, and CGPH (collectively, the "CES Members") entered into a services joint venture, Caesars Enterprise Services. Effective October 1, 2014, substantially all our properties are managed by Caesars Enterprise Services (and the remaining properties will be transitioned upon regulatory approval). Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement we believe that CEC and its other operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks and its programs.
We believe that, other than as disclosed above with respect to CEOC, CEC and its other consolidated operating subsidiaries' cash and cash equivalents balances, cash flows from operations, and financing available under revolving credit facilities will be sufficient to fund their operations and obligations during the next 12 months and to fund planned capital expenditures.
In March 2012, we filed a prospectus with the SEC, as part of a registration statement, to sell shares of our common stock, up to a maximum aggregate offering price of $500.0 million, and, in April 2012, we entered into an equity distribution agreement whereby we may issue and sell up to 10.0 million shares of our common stock from time to time. As of September 30, 2013, a total of 1,070,493 shares had been issued and sold for total proceeds of $15.6 million. No shares have been issued or sold during 2014 under this equity distribution agreement.

In April 2014, we sold 7.0 million shares of Caesars Entertainment's common stock at a price of $19.40 per share for total proceeds of $135.8 million (before expenses) pursuant to an underwriting agreement between Caesars Entertainment and Citigroup Global Markets Inc.
In May 2014, we sold 68.1 (68,100 on a post-split basis) of our shares of CEOC’s common stock to certain qualified institutional buyers for an aggregate purchase price of $6.2 million, which represented 5% ownership interest in CEOC. The CEOC shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released. CEOC did not incur any expenses in connection with, and will not receive any proceeds from, this sale. Caesars Entertainment intends to use the net proceeds from the sale for general corporate purposes.
The foregoing are forward-looking statements based on assumptions as of the date of this filing that may or may not prove to be correct. Actual results may differ materially from CEOC's present expectations. Factors that may cause actual results to differ materially from present expectations include, without limitation, the results of ongoing discussions with CEOC's lenders and Noteholders and the positive or negative changes in the operational and other matters assumed in preparing the CEOC forecasts that would have an impact on CEOC's ability to continue as a going concern.
For a discussion of matters that could impact CEOC's ability to continue as a going concern through December 31, 2015, including our ongoing discussions with CEOC's lenders and Noteholders, see "Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995."
Cost Savings Initiatives
We have undertaken comprehensive cost-reduction efforts to manage expenses with current business levels. We estimate that our cost-savings programs produced $22.7 million and $66.2 million in incremental cost savings for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Additionally, as of September 30, 2014, the Company expects that these and other identified new cost-savings programs will produce further annual cost savings of $120.6 million, based on the full implementation of current projects that are in process. As we realize savings or identify new cost-reduction activities, this amount will change.
We are intensely focused on ensuring operating costs are aligned with the current environment to enhance CEC’s profitability. To that end, we are acting to reduce expenses and increase EBITDA across the company through a variety of identified initiatives in operations, marketing and corporate expenses. We expect to produce an incremental $250 to $300 million of EBITDA in 2015 as a result of these actions. The overwhelming majority of this increase will be driven by cost savings.
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

Projected Capital Expenditures

	Year Ending December 31, 2014
(In millions)	Low	High
CEOC	$300.0	$350.0
CERP	160.0	185.0
CGP	500.0	550.0
CES	20.0	5.0
Parent	10.0	15.0
	$990.0	$1,105.0
For the nine months ended September 30, 2014, our capital spending totaled $817.2 million, net of a decrease in related payables of $1.3 million. These capital expenditures were primarily related to the Horseshoe Baltimore development and the redevelopment of The Cromwell. Project financing totaling $400.0 million was used for these two development projects. Estimated total capital expenditures for 2014 are expected to be between $990.0 million and $1,105.0 million, and future capital expenditures primarily will be related to renovations for The LINQ Hotel and planned maintenance capital expenditures. We expect to fund the remaining capital expenditures from cash flows generated by our operating activities and asset sales proceeds. As described in Note 18, "Caesars Enterprise Services," CES was organized on October 1, 2014. Certain capital projects that would have been undertaken by CEOC will be pursued by CES during the remainder of 2014.
Summary of Capital Expenditures

	Nine Months Ended September 30,		Increase/ (Decrease)
(In millions)	2014	2013
Development	$332.9	$223.7	$109.2
Renovation/refurbishment	454.0	200.4	253.6
Other	30.3	42.6	(12.3)
Total capital expenditures	$817.2	$466.7	$350.5
Our capital expenditures included capitalized payroll costs of $8.0 million and $6.8 million for the nine months ended September 30, 2014 and 2013.
Capital expenditures increased $350.5 million in the nine months ended September 30, 2014, compared with the prior year period, primarily due to development expenditures associated with the Horseshoe Baltimore development and renovations for the Cromwell, and the accelerated pace of our renovation and refurbishment projects at various properties.
Other Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 9, "Debt" contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2014, our estimated interest payments for the rest of the year ended December 31, 2014 are $737.9 million, for the years ended December 31, 2015 through 2018 are $2,329.2 million, $2,282.7 million, $1,874.3 million, and $1,517.5 million, respectively, and our estimated interest payments thereafter are $2,097.5 million.
As of September 30, 2014, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2013 10-K.

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
The following table reconciles net loss attributable to Caesars to Property EBITDA for the three and nine months ended September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net loss attributable to Caesars	$(908.1)	$(761.4)	$(1,761.0)	$(1,191.3)
Net income/(loss) attributable to noncontrolling interests	(72.0)	(0.4)	(34.7)	3.5
Net loss	(980.1)	(761.8)	(1,795.7)	(1,187.8)
Loss from discontinued operations, net of income taxes	48.4	62.6	177.4	110.3
Loss from continuing operations, net of income taxes	(931.7)	(699.2)	(1,618.3)	(1,077.5)
Benefit for income taxes	(169.9)	(374.2)	(479.3)	(777.9)
Loss from continuing operations before income taxes	(1,101.6)	(1,073.4)	(2,097.6)	(1,855.4)
Other income, including interest income	(1.0)	(0.5)	(5.1)	(8.9)
(Gain)/loss on partial sale of subsidiary	—	—	3.1	(44.1)
(Gain)/loss on early extinguishments of debt	66.5	(13.0)	95.2	(17.5)
Interest expense	708.3	562.9	1,954.1	1,677.4
Income from operations	(327.8)	(524.0)	(50.3)	(248.5)
Depreciation and amortization	131.9	124.9	371.1	410.4
Amortization of intangible assets	33.8	41.5	100.2	123.1
Impairment of intangible and tangible assets	498.6	818.6	548.8	945.9
Write-downs, reserves, and project opening costs, net of recoveries	19.2	0.5	95.1	44.7
Acquisition and integration costs	8.8	3.2	71.0	69.6
Loss on interests in non-consolidated affiliates	6.6	4.0	9.4	20.4
Corporate expense	73.9	37.0	192.5	114.3
EBITDA attributable to discontinued operations	(0.3)	4.3	(7.5)	10.2
Property EBITDA	$444.7	$510.0	$1,330.3	$1,490.1

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "expect," "believe," "intended," "would," "estimate," "continue," "bode well," "future," or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcomes of contingencies, and future financial results of Caesars. These forward-looking statements are based on current expectations and projections about future events.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of Caesars may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
the impact of the Company’s substantial indebtedness and the restrictions in the Company’s debt agreements and whether CEOC is able to restructure its substantial indebtedness as a result of ongoing discussions with CEOC’s lenders and noteholders;

•
the conclusion that there is substantial doubt about CEOC’s ability to continue as a going concern based on current forecasts, the assumptions underlying those forecasts and the impact that positive or negative changes in the operational and other matters assumed in preparing the forecasts would have on its ability to continue as a going concern;

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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $25,529.3 million face value of debt, including capital lease obligations, as of September 30, 2014, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $3,808.8 million of debt remains subject to variable interest rates.
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
Foreign currency translation gains and losses were not material to our results of operations for the nine months ended September 30, 2014. Our material ownership interests in businesses in foreign countries are the London Clubs. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.
From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2014. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
During the most recent fiscal quarter, we implemented and documented internal control frameworks for our majority owned subsidiary, Caesars Entertainment Operating Company, Inc. ("CEOC"), and, our wholly owned subsidiary, Caesars Entertainment Resort Properties, LLC ("CERP"). These activities were undertaken to establish control frameworks necessary to support each of the new SEC reporting entities that are consolidated by Caesars Entertainment Corporation. We believe these changes have generally enhanced our controls and processes to enable these registrants to file their required SEC reports on a timely and accurate basis. Both the CEOC and the CERP frameworks are integrated within the framework of Caesars Entertainment Corporation. We believe this integrated control approach is an improvement to the internal controls over financial reporting and is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC, Caesars Acquisition Company, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants on September 23, 2014, and the motion has been fully briefed as of October 31, 2014. The parties agreed to stay discovery until a decision on the motion to dismiss is issued on this action.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action on October 15, 2014. The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Notes due 2016 and 2017 filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Notes (on the other hand) impaired their own rights under the Senior Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. CEC believes the lawsuits are without merit and will defend itself vigorously. Both lawsuits have been assigned to the same judge, and CEC and CEOC’s motion to dismiss both complaints was filed on November 12, 2014.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of the Company received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating the Company’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. We responded to FinCEN's letter on January 13, 2014. Additionally, the Company has been informed that a federal grand jury investigation regarding the Company’s anti-money laundering practices and procedures is ongoing. The Company is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, the Company is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

Item 1A.	Risk Factors
The following is an update to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.
CEOC’s history of losses and substantial indebtedness have resulted in doubts as to CEOC’s ability to continue as a going concern.  CEOC’s inability to continue as a going concern could have a material adverse effect on us.
As described in Note 2, "Liquidity Considerations," to our Consolidated Condensed Financial Statements appearing in Item 1, CEOC does not currently expect that its cash flows from operations will be sufficient to repay its indebtedness and will ultimately need to pursue additional debt or equity offerings or seek a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code.
CEOC has sufficient liquidity at present, including CEOC’s ability to borrow under any of its credit arrangements as described in Note 9, "Debt." However, CEOC estimates that, absent a refinancing, amendment, private restructuring, or a reorganization under Chapter 11 of the Bankruptcy Code, based on its current operating forecasts and the underlying assumptions, that it would require additional sources of liquidity to fund its operations and obligations beginning during the fourth quarter of 2015. These factors raise substantial doubt as to CEOC's ability to continue as a going concern beyond the fourth quarter of 2015.
While we have previously announced that we and CEOC have entered into non-disclosure arrangements with certain holders of indebtedness issued by CEOC designed to allow us to engage in formal discussions with those holders regarding the deleveraging of CEOC’s capital structure, we cannot assure you that these actions will result in a negotiated arrangement regarding CEOC’s capital structure.
We cannot assure you that CEOC’s inability to continue as a going concern will not have a material adverse effect on us including, among other things, if CEOC were to file for bankruptcy protection.
We are or may become involved in disputes and legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
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
In the past several months, CAC, CGP LLC, Caesars Entertainment, CEOC and CERP received letters from unnamed parties who purport to hold debt issued by CEOC objecting to various transactions undertaken by CEOC and its affiliated entities in 2013 and 2014. In addition, Caesars Entertainment and CEOC were served with the Second Lien Lawsuit and the Unsecured Notes Lawsuit as described in Item 1, "Legal Proceedings - Noteholder Disputes." Most recently, CEOC has received purported notices of default with respect to certain of its outstanding indebtedness. If a court were to find in favor of the claimants in any of these disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and prospects and on the ability of lenders and noteholders to recover on claims under our indebtedness.
Further, we have previously announced that we and CEOC have entered into non-disclosure arrangements with certain holders of indebtedness issued by CEOC, designed to allow us to engage in formal discussions with those holders regarding the deleveraging of CEOC’s capital structure. We cannot assure you that these actions will result in a negotiated arrangement regarding CEOC’s capital structure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.1	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., UMB Bank, National Association and U.S. Bank National Association, relating to the 11.25% Senior Secured Notes due 2017, 8.5% Senior Secured Notes due 2020 and the 9% Senior Secured Notes due 2020.	—	CEOC 8-K	—	4.1	7/30/2014

4.2	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Law Debenture Trust Company of New York and U.S. Bank National Association, relating to the 6.5% Senior Notes due 2016.	—	CEOC 8-K	—	4.2	7/30/2014

4.3	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Law Debenture Trust Company of New York and U.S. Bank National Association, relating to the 5.75% Senior Notes due 2017.	—	CEOC 8-K	—	4.3	7/30/2014

4.4	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and U.S. Bank National Association, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	CEOC 8-K	—	4.4	7/30/2014

4.5	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and U.S. Bank National Association, relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	CEOC 8-K	—	4.5	7/30/2014

4.6	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and U.S. Bank National Association, relating to the 10.00% Second-Priority Senior Secured Notes due 2015 and the 10.00% Second-Priority Senior Secured Notes due 2018.	—	CEOC 8-K	—	4.6	7/30/2014

4.7	First Supplemental Indenture, dated as of August 22, 2014, between Caesars Entertainment Operating Company, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	8/25/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.8	First Supplemental Indenture, dated as of August 22, 2014, among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and Law Debenture Trust Company of New York, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	CEOC 8-K/A	—	4.2	8/25/2014

4.9	Second Supplemental Indenture, dated as of August 22, 2014, between Caesars Entertainment Operating Company, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	CEOC 8-K/A	—	4.4	8/25/2014

4.10	Second Supplemental Indenture, dated as of August 22, 2014, between Caesars Entertainment Operating Company, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	CEOC 8-K/A	—	4.4	8/25/2014

10.1	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	CEOC 8-K	—	10.1	7/25/2014

10.2	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	CEOC 8-K	—	10.2	7/25/2014

10.3	Reaffirmation Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Third Amended and Restated Credit Agreement dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	CEOC 10-Q	6/30/2014	10.41	8/14/2014

10.4	Note Purchase and Support Agreement, dated as of August 12, 2014, among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation, and certain holders of CEOC’s 6.50% Senior Notes due 2016 and/or 5.75% Senior Notes due 2017.	—	CEOC 10-Q	6/30/2014	10.42	8/14/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.5	Amended and Restated Waiver Agreement dated as of August 12, 2014 by Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation for the exclusive benefit of UMB Bank, National Association, as successor trustee and any successor trustee under each.	—	CEOC 8-K	—	10.1	9/19/2014

10.6
Amendment, dated as of June 3, 2014, to the Amended and Restated Credit Agreement, dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.

X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2014.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2014.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2014.	X

101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.	X	—	—	—	—
_______________

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

November 14, 2014	By:	/S/ DONALD A. COLVIN
Donald A. Colvin
Executive Vice President and Chief Financial Officer