Form 10-K
period 2014-12-31
CAESARS ENTERTAINMENT Corp
filed 2015-03-16
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 was $1,024 million.
As of March 1, 2015, the registrant had 144,677,371 shares of Common Stock outstanding.

CAESARS ENTERTAINMENT CORPORATION
We have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Form 10-K”), that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally’s. In addition, Caesars Interactive Entertainment, Inc., which is a majority-owned subsidiary of Caesars Growth Partners, LLC, has proprietary rights to the World Series of Poker (“WSOP”), Slotomania, Bingo Blitz, and Playtika trademarks. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Form 10-K.

PART I

In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations as our “Statements of Operations,” and (iii) our Consolidated Balance Sheets as our “Balance Sheets.” References throughout to numbered “Notes” refer to the numbered Notes to our Financial Statements that we included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 1.	Business
Overview
Caesars Entertainment Corporation (referred to in this discussion, together with its consolidated entities where appropriate, as “Caesars,” “Caesars Entertainment,” “CEC,” the “Company,” “we,” “our,” and “us”), a Delaware corporation, is a casino-entertainment and hospitality services provider. We are the world’s most diversified casino-entertainment company with entertainment facilities in more areas throughout the United States than any other participant in the gaming industry. We have established a rich history of industry-leading growth and expansion since we commenced operations in 1937. Our facilities typically include gaming offerings, food and beverage outlets, hotel and convention space, and non-gaming entertainment options. In addition to our brick and mortar assets, we operate an online gaming business that provides social and mobile offerings as well as real money games in certain jurisdictions.
As of December 31, 2014, through our consolidated entities we owned and operated or managed 49 casinos in 14 U.S. states and 5 countries. Our facilities had an aggregate of over three million square feet of gaming space and over 39,000 hotel rooms. Of the 49 casinos, 37 were in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 12 international casinos were land-based casinos, most of which are located in England.
Caesars Entertainment is primarily a holding company with no independent operations of its own and, as of December 31, 2014, operated the business through the following consolidated entities (see Item 2, “Properties”):

•	Caesars Entertainment Resort Properties, LLC. Operated six casinos in the United States along with The LINQ promenade and owned Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”).

•
Caesars Growth Partners, LLC. Operated six casinos in the United States and, through its subsidiary Caesars Interactive Entertainment, Inc., owned and operated (1) an online gaming business providing social and mobile games and regulated online real money gaming and (2) the World Series of Poker (“WSOP”) tournaments and brand.

•
Caesars Entertainment Operating Company, Inc. Owned and operated 19 casinos in the United States and 9 internationally, most of which are located in England. Managed 15 casinos, which includes the 6 Caesars Growth Partners, LLC casinos and 9 casinos for unrelated third parties. Effective October 2014, substantially all our properties are managed by Caesars Enterprise Services, LLC (and the remaining properties will be transitioned upon regulatory approval).

•
Caesars Enterprise Services, LLC. A joint venture by and among certain of CEC’s subsidiaries that manages certain enterprise assets and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who provided services to CEC and our subsidiaries.

CEOC Financial Restructuring Plan
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”). Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015. As illustrated in Item 2, “Properties,” CEOC’s casinos account for approximately two million square feet of gaming space, 40,000 slot machines, and 15,000 hotel rooms (see Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation”).

Caesars Entertainment Organizational Structure
The following diagram illustrates the key entities and subsidiaries in the Caesars Entertainment organizational structure. This diagram does not include all legal entities and subsidiaries.

Caesars Entertainment Corporation ("CEC")
Caesars Acquisition Corporation ("CAC")
89%
58% (non-voting)
42% (voting)
Caesars Entertainment Operating Company, Inc. (1) ("CEOC")
Caesars Entertainment Resort Properties, LLC ("CERP")
Caesars Growth Partners, LLC (2) ("CGP LLC")
69%
20%
11%
Caesars Growth Properties Holding, LLC (4) ("CGPH")
Caesars Enterprise Services, LLC (3) ("CES")
Caesars Baltimore Investment Company, LLC (4) ("CBIC")
Caesars Interactive Entertainment, Inc. ("CIE")

____________________

(1)	On January 15, 2015, CEOC filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. See Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation.”

(2)
CAC is party to the series of transactions that formed CGP LLC, and owns 100% of the voting membership units in CGP LLC. CEC owns 100% of the non-voting membership units in CGP LLC and consolidates CGP LLC as a variable interest entity. See Note 2, “Basis of Presentation and Principles of Consolidation.” See information about CEC’s announced merger with CAC in Note 1, “Description of Business.”

(3)	CES is a services joint venture formed by CEOC, CERP, and CGPH. See Note 2, “Basis of Presentation and Principles of Consolidation.”

(4)	CGPH and CBIC and their subsidiaries together represent the primary operations of Caesars Growth Partners Casino Properties and Developments (“CGP LLC Casinos”).
Reportable Segments
We view each casino property and CIE as operating segments and aggregate all such casino properties and CIE into the following reportable segments as of December 31, 2014 based on management’s view of these properties, which aligns with their ownership and underlying credit structures:

•	Caesars Entertainment Operating Company

•	Caesars Entertainment Resort Properties

•	Caesars Growth Partners Casino Properties and Developments
•Caesars Interactive Entertainment
CGP LLC Casinos is comprised of all subsidiaries of CGP LLC excluding CIE. CIE is comprised of the subsidiaries that operate CGP LLC’s social and mobile gaming operations and WSOP.

We revised our presentation from one reportable segment to the four listed above effective October 1, 2014, in conjunction with CES’ commencing of operations, as the way in which CEC management assesses results and allocates resources was realigned in accordance with these segments.
Business Operations
All of our segments are generally composed of five distinct, but complementary businesses that reinforce, cross-promote, and build upon each other: casino entertainment, food and beverage, rooms and hotel, casino management, and other business operations.
Casino Entertainment Operations
Our casino entertainment operations include revenues from over 55,000 slot machines and 3,600 table games, as well as other games such as keno, poker, and race and sports books that comprised approximately 64% of our total net revenues in 2014. Slot revenues generate the majority of our gaming revenue and are a key driver of revenue, particularly in our properties located outside of the Las Vegas and Atlantic City markets. During 2014, we opened or redeveloped three casino properties:
The Cromwell. The Cromwell’s gaming floor opened in April 2014, featuring 450 slot machines and 60 table games. Its 188 hotel rooms became available to guests starting in May 2014. It features luxurious accommodations in an intimate, Parisian-inspired atmosphere where each room gives guests a VIP experience. The hotel’s blend of modern and vintage design is another unique element.
Horseshoe Baltimore. Horseshoe Baltimore’s 122,000 square feet of casino space opened in August 2014, featuring over 2,500 slot machines, including 150 video poker machines; as well as a 25-table WSOP Poker Room; over 150 table games; and an exclusive high-limit gambling area.
The LINQ Hotel & Casino (“The LINQ Hotel”). The LINQ Hotel is a complete re-imagination of the former Quad Hotel & Casino featuring over 2,200 newly renovated rooms and suites and unique gambling experiences, including high-energy gaming pits; over 750 slot machines; and a sports book with stadium seating, more than 230 individual televisions, and 12 big screens.
Food and Beverage Operations
Our food and beverage operations generate revenues primarily from over 180 buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service, and represented approximately 18% of our total net revenues in 2014. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants and buffets. We recently opened a number of new food and beverage offerings, including:
Gordon Ramsay Steak. Set within the Paris Las Vegas, the high-energy restaurant offers guests a taste of the exclusive beef aging program created under the direction of Chef Ramsay and his culinary team. The menu selections range from traditional steakhouse fare to Ramsay’s signature entrées.
Giada. In the first restaurant from celebrity chef, Giada De Laurentiis, Giada boasts al fresco dining and breathtaking views of the Las Vegas Strip. Located on the second level of The Cromwell, Giada’s includes an open and airy kitchen that gives guests the opportunity to watch chefs prepare the specialty pasta of the day, create flatbreads and bake desserts.
Drai’s. Operating as two venues in one, Drai’s Beach Club - Nightclub offers panoramic partying on The Cromwell’s rooftop in a combined space that features 65,000-square-feet and a view of the Las Vegas Strip from 11 stories high. For a daytime experience, the Las Vegas Strip’s only rooftop pool deck includes multiple pool areas. After dark, the beach club turns into a lively nighttime destination, where guests can party throughout the entire indoor and outdoor space.
Rooms and Hotel Operations
Rooms and hotel operations revenue comprised approximately 14% of our total net revenues in 2014 and is primarily generated from hotel stays at one of our casino properties and our over 39,000 guest rooms and suites worldwide.
Our properties operate at various price and service points allowing us to host a variety of casino guests, who are visiting our properties for gaming and other casino entertainment options, and non-casino guests, who are visiting our properties for other purposes, such as vacation travel or conventions.
Casino Management Operations
Our casino management operations represented approximately 1% of our consolidated net revenues in 2014. CEOC earns revenue from fees paid by unrelated third parties for the management of nine casinos and CGP LLC for its six casinos. However, the consolidated results for Caesars Entertainment eliminate all intercompany accounts and transactions, including the management fee revenues recognized by CEOC for the CGP LLC managed properties (see Note 2, “Basis of Presentation and Principles of Consolidation”).
Effective October 2014, a majority of our properties are managed by CES (with the remaining properties being transitioned in the future). However, the related management fee revenues pass through CES and are ultimately paid to CEOC. Therefore, following the deconsolidation of CEOC described above, we will no longer recognize management fee revenues paid by unrelated third parties, but we will recognize management fee expense incurred for the CGP LLC managed properties.
Other Business Operations
Our other operations include retail and entertainment options within our casino facilities; The LINQ promenade, including the High Roller; social and mobile gaming offerings and WSOP from CIE; and third-party leasing.
We provide a variety of retail and entertainment offerings in our casinos and The LINQ promenade. Our retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items. The LINQ promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino and the Flamingo Las Vegas. Our entertainment options are diverse and include concerts, comedy shows, and variety acts featuring many well-known artists and entertainers, as well as The High Roller, our 550-foot observation wheel at The LINQ promenade.
CIE owns the WSOP tournaments and brand, and we license trademarks for a variety of products and businesses related to this brand. CIE also operates an online gaming business providing social games on Facebook and other social media websites and mobile application platforms and certain real money games in Nevada and New Jersey; and "play for fun" offerings in other jurisdictions.
Third party lease revenue is derived from retail, dining, and entertainment outlets featured in our casinos and along The LINQ promenade that complement the company-owned operations.
Sales and Marketing
We believe that our North American distribution system of casino entertainment enables us to capture a disproportionate share of our customers’ entertainment spending when they travel among markets, which is core to our cross-market strategy. In addition, where we have multiple properties in markets or regions, we believe that we are able to capture more of our customers’ gaming dollars than in markets where we have single properties competing individually against outside competition. For instance, in Las Vegas, we believe a high concentration of properties in the center of the Las Vegas Strip generates increased revenues.
We believe our industry-leading customer loyalty program, Total Rewards, in conjunction with this distribution system, allows us to capture a growing share of our customers’ entertainment spending and compete more effectively. Total Rewards is structured in tiers, providing customers an incentive to consolidate their entertainment spending at our casinos. We use the Total Rewards system to market promotions and to generate customer play across our network of properties. We believe our collection of distinctly branded properties tied together through Total Rewards enables us to capture a greater share of customer spending than we would otherwise achieve, particularly in Las Vegas.
Total Rewards has over 45 million members. Members earn Reward Credits at all of our casino entertainment facilities located in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Total Rewards members can redeem Reward Credits for on-property amenities or other off-property items such as merchandise, gift cards, and travel. Members earn status within the Total Rewards program based on their level of engagement with us in a calendar year. Total Rewards tiers are designated as Gold, Platinum, Diamond, or Seven Stars, each with increasing member benefits and privileges.
Separately, members are provided promotional offers and rewards based on their engagement with us, aspects of their casino gaming play, and their preferred spending choices outside of gaming. We also use this information for marketing promotions, including direct mail campaigns, the use of electronic mail, our website, mobile devices, social media, and interactive slot machines. These benefits and communications encourage new customers to join Total Rewards and provide existing customers with incentives to consolidate their entertainment spend at our casinos. Additionally, members can earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with our many partners, including Starwood Hotels and Resorts and Norwegian Cruise Line.

Intellectual Property
The development of intellectual property is part of our overall business strategy. We regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent, trademark, copyright or combination of several of our intellectual property rights, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, trademarks, copyrights, and trade secret laws. We file applications for and obtain patents, trademarks, and copyrights in the United States and foreign countries where we believe filing for such protection is appropriate, including U.S. and foreign patent applications covering certain proprietary technology of CEOC and CIE. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. CEOC’s U.S. patents have varying expiration dates, the last of which is 2031.
We have not applied for the registration of all of our patents, trademarks, copyrights, proprietary technology or other intellectual property rights, as the case may be, and may not be successful in obtaining all intellectual property rights for which we have applied. Despite our efforts to protect our proprietary rights, parties may infringe upon our intellectual property and use information that we regard as proprietary and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights or intellectual property to as great an extent as do the laws of the United States. In addition, others may independently develop substantially equivalent intellectual property.
We own proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including the following:

•	CEOC’s marks include Caesars, Harrah’s, Horseshoe and Total Rewards;

•	CERP’s marks include Rio, Flamingo and Paris;

•	CIE’s marks include World Series of Poker, Playtika, Slotomania and Bingo Blitz; and

•	CGP LLC holds a license for the Planet Hollywood mark used in connection with the Planet Hollywood resort and casino in Las Vegas.
Under the terms of the CES joint venture and the Omnibus License and Enterprise Services Agreement described below, we believe that CEC and its other operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, trademarks, and programs despite the CEOC bankruptcy filing.
Omnibus License and Enterprise Services Agreement
As described in more detail in Note 2, “Basis of Presentation and Principles of Consolidation,” CEOC, CERP, and CGPH (collectively, the “Members” and each a “Member”) entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”) in May 2014, which granted various licenses to the Members and certain of their affiliates in connection with the implementation of CES. Under the Omnibus Agreement, CEOC, Caesars License Company, LLC (“CLC”), Caesars World, Inc. (“CWI”) and certain of our subsidiaries that are the owners of our properties granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”). CERP also granted CES non-exclusive licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CERP or its subsidiaries.
Competition
Casinos
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most markets, including Las Vegas and Atlantic City, we compete directly with other casino facilities operating in the immediate and surrounding market areas, while in other markets we face additional competition from nearby markets. Our Las Vegas Strip hotels and casinos also compete, in part, with each other. We also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-and off-track wagering, and card parlors. Our non-gaming offerings also compete with other retail facilities, amusement attractions, and food and beverage offerings.

In recent years, many casino operators, including us, have been reinvesting in existing markets to attract new customers or to gain market share. In addition, there has been a concerted effort to expand existing facilities, develop new facilities, and acquire established facilities in existing markets. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many markets in which we compete.
The expansion of casino entertainment into new markets also presents competitive issues for us that have had a negative impact on our financial results. The Atlantic City gaming market, in particular, has seen a decline of nearly 50% compared with 2006 levels, primarily due to the addition of gaming and room capacity associated with the expansion of gaming in Maryland, New York, and Pennsylvania. This has resulted in several casino closings in recent years, including our Showboat Atlantic City casino and three competitor casinos in 2014.
Interactive Entertainment
The social and mobile games industry is intensely competitive and rapidly evolving. Moreover, the casino-themed game segment has become one of the most competitive social and mobile games sectors due to the attractive underlying qualities of the segment, including, among others, high average revenue per user, familiar game mechanics, and longer than average game life spans. CIE faces significant competition in all aspects of this business. Specifically, CIE competes for the leisure time, attention, and discretionary spending of its players with other social and mobile games developers on the basis of a number of factors, including, among others, the quality of player experience, brand awareness, reputation, and access to distribution channels. However, other developers of social and mobile casino-themed games could develop more compelling content that competes with CIE's games and adversely affect CIE's ability to attract and retain players and their entertainment time. These competitors, including companies about whom CIE may not be currently aware, may take advantage of social networks, access to a large user base and their network effects to grow rapidly.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also Exhibit 99.1, “Gaming Overview,” to this Form 10-K. In addition, for a summary of key developments in 2014, see “Summary of 2014 Events” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Governmental Regulation
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1, “Gaming Overview,” to this Form 10-K.
Our businesses are subject to various foreign, federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See Item 1A, “Risk Factors” for additional discussion.
Employee Relations
We have approximately 68,000 employees throughout our organization, of which approximately 34,000 are employees of CEOC. There is a clear relationship between employee engagement and customer service. The more engaged our employees, the more our guests benefit from memorable experiences. Engaging employees is therefore a backbone and a driver of our success. We engage our employees in many ways, including fostering open and constructive dialogue, investing in policies and programs that make us a great, diverse and inclusive place to work, caring for our employees’ safety, health and wellness, and providing opportunities for personal growth and development.
Approximately 28,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel, and restaurant employees, of which approximately 12,000 are employees of CEOC. Most of our employees covered by collective bargaining agreements are employed at properties in Las Vegas and Atlantic City. Our collective bargaining agreements covering most of our unionized work force in Atlantic City expire in 2015. We reached new collective bargaining agreements covering most of our Las Vegas employees in January 2014. In February 2014, we reached agreement with Transport Workers Union Local 721, the union which represents approximately 1,200 employees at the following properties: Paris

Las Vegas, Bally’s Las Vegas, and Harrah’s Las Vegas. The new agreement expires in five years. See Item 1A, “Risk Factors” for additional discussion.
Corporate Citizenship
Our Board of Directors and senior executives are committed to maintaining Caesars’ position as an industry leader in the area of corporate social responsibility and sustainability. We maintain an Environmental, Social, and Governance Council to guide our activities and allocate the necessary resources. We establish long-term and annual targets in key areas and, by engaging employees throughout our entire organization, we drive the Company's performance accordingly.
Code of Commitment
Our Code of Commitment is a guiding framework for our approach to responsible and ethical business. First published in 2000, our Code of Commitment is a public pledge to our employees, guests and communities that we will honor the trust they have placed in us. Our Code of Commitment is deeply embedded in our organization’s communications and culture and widely displayed in all our properties for our guests and all who visit. We create a dynamic and innovative working culture where individual growth is rewarded, recognized, and celebrated. We also use training events to reinforce our expectations of all employees with regard to ethics, diversity, compliance, and anti-corruption at all levels of the business.
Environmental Stewardship
As part of our Code of Commitment, we accept our duty to help preserve the planet for current and future generations. For the past six years, we have been advancing a strategy to reduce our effect on the environment in our main areas of impact. Our multi-year strategy, CodeGreen, is a structured, data-driven and disciplined program that leverages the passion of our employees and engages our guests and suppliers. Since our baseline year of 2007 through the end of 2013, we reduced our energy consumption by 20%, and greenhouse gas emissions by 24%. We reduced water consumption by 18% between 2008 and 2013, and 35% of our total waste was recycled in 2013. Additionally, all 31 of our properties with hotels in North America have received Green Key certifications with most of these at the four key level.
Caesars Foundation and Community Support
Established in 2002, the Caesars Foundation (the “Foundation”) is a private charitable foundation funded by a portion of operating income from resorts owned and operated or managed by Caesars. The Foundation’s objective is to strengthen organizations and programs in the communities where our employees and their families live and work, and include our employees in volunteer efforts associated with the causes we support. We have maintained our Foundation commitment each year and since its inception, the Foundation has gifted more than $66 million to help support our local communities. For more information, visit www.caesarsfoundation.com. We encourage our employees to take part in community engagement and in 2013, our volunteers contributed over 164,000 hours in more than 600 volunteering events to support a wide range of social and environmental causes.
Available Information
Our Internet address is www.caesars.com. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also make available through our website all filings of our executive officers and directors on Forms 3, 4, and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics is available on our website under the “Investor Relations” link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Caesars Entertainment Corporation, Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

ITEM 1A.    Risk Factors
Risk Related to the CEC’s Ability to Continue as a Going Concern
Due to uncertainties relating to the Noteholder Disputes, there is substantial doubt regarding CEC’s ability to continue as a going concern.
As described more fully in Item 3, “Legal Proceedings” under the heading “Noteholder Disputes,” and in Note 22, “Subsequent Events - Other,” under the heading “Demands for Payment,” we are subject to currently pending or threatened litigation (the “Litigation”) and demands for payment by certain creditors asserting CEC is obligated under the former parent guarantee of certain CEOC defaulted debt (the “Demands” and, together with the Litigation, the “Noteholder Disputes”). The Litigation pending against CEOC, and in certain cases against CEC and its other subsidiaries, have been stayed due to the Chapter 11 bankruptcy process, however, certain Litigation and the Demands against CEC are continuing outside of the Chapter 11 bankruptcy process. We believe that the Litigation claims and Demands against CEC are without merit and intend to defend ourselves vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. The Noteholder Disputes are in their very preliminary stages and discovery has begun on the Unsecured Note Lawsuits (as defined in Note 15, “Litigation, Contractual Commitments, and Contingent Liabilities”). We cannot provide assurance as to the outcome of the Noteholder Disputes or of the range of potential losses should the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the stage of the related litigation. Should these matters ultimately be resolved through litigation outside of the CEOC Financial Restructuring, and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we have concluded that the material uncertainty related to certain of the Litigation proceeding against CEC raises substantial doubt about the Company’s ability to continue as a going concern.
Risks Related to the Bankruptcy Proceedings
CEOC and a substantial majority of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, and are subject to the risks and uncertainties associated with bankruptcy proceedings.
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015 (see Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation”).
We are subject to a number of risks and uncertainties associated with the Chapter 11 proceedings, which may lead to potential adverse effects on our liquidity, results of operations, or business prospects. We cannot assure you of the outcome of the Chapter 11 proceedings. Risks associated with the Chapter 11 proceedings include the following:

•	the ability of the Debtors to continue as a going concern;

•	the ability of the Debtors to obtain bankruptcy court approval with respect to motions in the Chapter 11 proceedings and the outcomes of bankruptcy court rulings of the proceedings in general;

•	risks associated with involuntary bankruptcy proceedings filed in the United States Bankruptcy Court for the District of Delaware and now pending in the Bankruptcy Court;

•	the ability of the Debtors to comply with and to operate under the cash collateral order and any cash management orders entered by the Bankruptcy Court from time to time;

•	the length of time the Debtors will operate under the Chapter 11 proceedings and their ability to successfully emerge, including with respect to obtaining any necessary regulatory approvals;

•	the ability of the Debtors to negotiate, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•	the likelihood of Caesars Entertainment losing control over the operation of the Debtors as a result of the restructuring process;

•	risks associated with third party motions, proceedings and litigation in the Chapter 11 proceedings, which may interfere with the Debtors’ plan of reorganization;

•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	increased costs related to the bankruptcy filing and other litigation;

•	our ability to manage contracts that are critical to our operation, and to obtain and maintain appropriate credit and other terms with customers, suppliers and service providers;

•	our ability to attract, retain and motivate key employees;

•	our ability to fund and execute our business plan;

•	whether our non-Debtor subsidiaries continue to operate their business in the normal course;

•	the disposition or resolution of all pre-petition claims against us and the Debtors; and

•	our ability to maintain existing customers and vendor relationships and expand sales to new customers.
The Chapter 11 proceedings may disrupt our business and may materially and adversely affect our operations.
We have attempted to minimize the adverse effect of the Debtors’ Chapter 11 proceedings on our relationships with our employees, suppliers, customers and other parties. Nonetheless, our relationships with our customers, suppliers, and employees may be adversely impacted by negative publicity or otherwise and our operations could be materially and adversely affected. In addition, the Chapter 11 proceedings could negatively affect our ability to attract new employees and retain existing high performing employees or executives, which could materially and adversely affect our operations.
The Chapter 11 proceedings limit the flexibility of our management team in running the Debtors’ business.
While the Debtors’ operate their businesses as debtors-in-possession under supervision by the Bankruptcy Court, the Bankruptcy Court approval is required with respect to the Debtors’ business, and in some cases certain holders of claims in respect of claims under CEOC’s first lien notes and other indebtedness (“Consenting Creditors”) who have entered into a Third Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015 (the “RSA”) with us and CEOC, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, including any statutory committees appointed in the Chapter 11 proceedings, and one or more hearings. Such committees and parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process could delay major transactions and limit the Debtors ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, the Debtors could be prevented from engaging in activities and transactions that they believe are beneficial to them.
Additionally, the terms of the interim cash collateral order entered by the Bankruptcy Court will limit the Debtors’ ability to undertake certain business initiatives. These limitations may include, among other things, the Debtors’ ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Debtors’ assets;

•	grant liens;

•	incur debt for borrowed money outside the ordinary course of business;

•	prepay prepetition obligations; and

•	finance the Debtors’ operations, investments or other capital needs or to engage in other business activities that would be in the Debtors’ interests.

The RSA is subject to significant conditions and milestones which may be difficult for us to satisfy.
We, CEOC and the Consenting Creditors entered into the RSA, pursuant to which, among other things, CEOC agreed to file a plan of reorganization in accordance with the terms of the RSA (the “Plan”). While the Consenting Creditors have agreed to vote in favor of the Plan when properly solicited to do so, there are certain material conditions CEOC must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 proceedings such as obtaining orders from the Bankruptcy Court with respect to the use of cash collateral, approval of the disclosure statement and confirmation of the Plan. The Debtors’ ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. If the Consenting Creditors are not required to vote for the Plan, the Plan may not be confirmed, in which case the Debtors would need to develop an alternative plan of reorganization.
The Debtors may not be able to obtain Bankruptcy Court confirmation of the Plan or may have to modify the terms of the Plan.
Even if approved by each class of holders of claims and interests entitled to vote (a “Voting Class”), the Bankruptcy Court may, as a court of equity, exercise substantial discretion and could choose not to confirm the Plan. Bankruptcy Code Section 1129 requires, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization for the Debtors, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if the Debtors liquidated under Chapter 7 of the Bankruptcy Code. Although we believe that the Plan will satisfy such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.
Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met, and there can be no assurance that we and a requisite amount of the Consenting Creditors under the RSA will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment of any non-accepting class, as well as any classes junior to such non-accepting class, than the treatment that will currently be provided in the Plan in accordance with the RSA. Such less favorable treatment could include a distribution of property (including new securities) to the class affected by the modification of a lesser value than what the RSA contemplates will be provided in the Plan or no distribution of property whatsoever under the Plan. In addition, any changes to the Plan, including any changes that would result in Caesars Entertainment no longer controlling the operations of CEOC, could have an adverse effect on Caesars Entertainment and its remaining operations. Changes to the Plan may also delay the confirmation of the Plan and the Debtors’ emergence from bankruptcy.
If the Plan is confirmed, Caesars Entertainment will be required to invest and pay significant amounts of cash in connection with the restructuring of CEOC, which may have a negative impact on Caesars Entertainment’s business and operating condition.
If the Bankruptcy Court approves the Plan, in connection with the Debtors’ emergence from Chapter 11, Caesars Entertainment will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.0 billion of new equity in the restructured Debtors. As a result of these payments and investments, Caesars Entertainment may have less cash available in future periods for investments and operating expenses and, as a result, the confirmation of the Plan and emergence of the Debtors may have a negative impact on Caesars Entertainment’s business and operating conditions.
If the Plan is confirmed, Caesars Entertainment will be required to guarantee the lease payments owed by the restructured operating company to the restructured property companies and, if the restructured operating company is unable to or does not pay amounts due under the leases, Caesars Entertainment will be obligated to pay the full amount.
If the Bankruptcy Court approves the Plan, in connection with the Debtors’ emergence from Chapter 11, Caesars Entertainment will guarantee the two leases between the restructured operating company (“OpCo”) and the restructured property companies (“CPLV PropCo” and "Non-CPLV PropCo", collectively "PropCo"), under which CPLV PropCo and Non-CPLV PropCo will lease properties to OpCo: (1) for the Caesars Palace Las Vegas (“CPLV”) property (the “CPLV Lease”) and (2) for certain properties currently owned by CEOC other than CPLV (the “Non-CPLV PropCo Lease” and, together with the CPLV Lease, the “Leases”). Under the terms of a proposed management lease support agreement, Caesars Entertainment will guarantee the payment and performance of all monetary obligations of OpCo under the Leases. If OpCo is unable to meet its monetary obligations under the Leases, Caesars Entertainment may be subject to significant obligations, which would have a negative impact on Caesars Entertainment’s business and operating conditions.

The merger with CAC is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed.
On December 21, 2014, Caesars Entertainment entered into the Merger Agreement with CAC, under which CAC will merge with and into Caesars Entertainment, with Caesars Entertainment continuing as the surviving corporation. The consummation of the merger is subject to a number of closing conditions, many of which are not within Caesars Entertainment’s control, and failure to satisfy such conditions may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (a) obtaining any necessary licenses, consents or other approvals, including from gaming authorities, to effect the merger, (b) the Plan having been confirmed by the Bankruptcy Court, (c) minimum cash conditions for each of (i) CGP LLC and its subsidiaries and (ii) Caesars Entertainment and CERP, (d) receipt of certain tax opinions or rulings regarding certain tax aspects of the restructuring of CEOC and (e) a threshold amount of tax costs to Caesars Entertainment related to certain aspects of the restructuring of CEOC. It also is possible that a change, event, fact, effect or circumstance that could lead to a material adverse effect on Caesars Entertainment may occur, which may result in CAC not being obligated to complete the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if an uncertainty resulting in a material adverse effect on Caesars Entertainment may arise. If the merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the merger, such delay or failure to complete the merger may cause uncertainty or other negative consequences that may materially and adversely affect Caesars Entertainment’s business, financial performance and operating results and the price per share for Caesar Entertainment’s common stock.
In the event that the pending merger with CAC is not completed, the trading price of our common stock and our future business and financial results may be negatively impacted.
As noted above, the conditions to the completion of the merger with CAC may not be satisfied, and even if the Plan is confirmed, under certain circumstances the exchange ratio between shares of CAC Class A common stock and CEC common stock may be adjusted or the merger agreement may be terminated. If the merger with CAC is not completed for any reason, we would still be liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential opportunities without realizing any benefits of the completed merger. If we do not complete the merger, certain litigation against us will remain outstanding and not be released. If we do not complete the merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the merger will be completed.
CEOC may have insufficient liquidity for its business operations during the Chapter 11 proceedings.
Although we believe that CEOC will have sufficient liquidity to operate its businesses during the pendency of the Chapter 11 proceedings, there can be no assurance that the revenue generated by CEOC’s business operations and cash made available to CEOC under the cash collateral order or otherwise in its restructuring process will be sufficient to fund its operations, especially as we expect CEOC to incur substantial professional and other fees related to its restructuring. CEOC has not made arrangements for financing in the form of a debtor-in-possession credit facility, or DIP facility. In the event that revenue flows and other available cash are not sufficient to meet CEOC’s liquidity requirements, CEOC may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable. If, for one or more reasons, CEOC is unable to obtain such additional financing, CEOC could be required to seek a sale of the company or certain of its material assets or its businesses and assets may be subject to liquidation under chapter 7 of the Bankruptcy Code, and CEOC may cease to continue as a going concern.
Any plan of reorganization that the Debtors may implement will be based in large part upon assumptions and analyses developed by CEOC. If these assumptions and analyses prove to be incorrect, the Debtors’ plan may be unsuccessful in its execution.
Any plan of reorganization that the Debtors may implement could affect both the Debtors’ capital structure and the ownership, structure and operation of the Debtors’ businesses and will reflect assumptions and analyses based on CEOC’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that CEOC considers appropriate under the circumstances. Whether actual future results and developments will be consistent with CEOC’s expectations and assumptions depends on a number of factors, including but not limited to (i) CEOC’s ability to substantially change the Debtors’ capital structure; (ii) CEOC’s ability to restructure the Debtors as a separate operating company and property company, with a real estate investment trust directly or indirectly owning and controlling the property company, (iii) the ability of the Debtors to obtain adequate liquidity and financing sources; (iv) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (v) the Debtors’ ability to retain key employees; and (vi) the overall strength and stability of general economic conditions in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of the Debtors’ businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues; earnings before interest, taxes, depreciation and amortization ("EBITDA"), capital expenditures, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. The forecasts for the Debtors will be even more speculative than normal, because they may involve fundamental changes in the nature of the Debtors’ capital structure and corporate structure. Accordingly, CEOC expects that its actual financial condition and results of operations will differ, perhaps materially, from what CEOC has anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization implemented by the Debtors will occur or, even if they do occur, that they will have the anticipated effects on the Debtors and their subsidiaries or businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
As a result of the Chapter 11 proceedings, our historical financial information will not be indicative of our future financial performance.
Our capital structure and our corporate structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. As of the Petition Date, CEOC was deconsolidated from our financial statements. Consequently, our results of operations following the deconsolidation will not be comparable to the financial condition and results of operations reflected in our historical financial statements.
Risks Related to our Business
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are a highly-leveraged company, primarily resulting from the leverage of CEOC. We had $25.6 billion in consolidated face value of debt outstanding as of December 31, 2014, including $18.4 billion outstanding at CEOC, $4.8 billion outstanding at CERP, and $2.4 billion outstanding at CGP LLC. As of December 31, 2014, our consolidated estimated debt service obligation for 2015 is $18.8 billion, consisting of $18.0 billion in principal maturities and $764 million in required interest payments. Of those totals, CEOC’s estimated debt service obligation for 2015 is $18.2 billion, consisting of $18.0 billion in principal maturities and $184 million in required interest payments.
Our substantial indebtedness and the restrictive covenants under the agreements governing such indebtedness could:

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

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly-leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, developing new gaming facilities, introducing new technologies or exploiting business opportunities;

•	affect our ability to renew gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our outstanding debt obligations.

There is substantial doubt regarding CEOC’s ability to continue as a going concern.
We do not currently expect that CEOC’s cash flows from operations will be sufficient to repay its indebtedness and, accordingly, CEOC has sought a reorganization under Chapter 11 of the Bankruptcy Code. CEOC’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) develop and successfully implement a restructuring plan within the timeframe of the RSA, (ii) comply with the covenants contained in the cash collateral order, including compliance with the approved budget, and in any post-restructuring financing, (iii) reduce debt and other liabilities through the restructuring process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sources to meet its future obligations. CEOC’s restructuring plan could result in the separation of its business into a separate operating company and a REIT, with the REIT owning substantially all of its real estate assets. We believe the consummation of a successful restructuring is critical to CEOC’s continued viability and long-term liquidity. While CEOC is working towards achieving these objectives, there can be no certainty that it will be successful in doing so, and we cannot guarantee that its success or failure will not have an impact on our business.
We may be unable to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
We may be unable to generate sufficient cash flow from operations, or unable to draw under our senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. Our operating cash flows are consumed by our cash interest payments, which totaled $2.1 billion in 2014. We experienced negative operating cash flows of $735 million in 2014, and we also expect to experience negative operating cash flows in 2015.
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
For example, as of December 31, 2014, CERP had $90 million of additional borrowing capacity available under its revolving credit facility. CGP LLC had $150 million of additional borrowing capacity available under its revolving credit facility. None of our existing indebtedness limits the amount of debt that may be incurred by Caesars Entertainment.
Our subsidiary debt agreements allow for one or more future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under CGP LLC or CERP's credit facilities and first lien notes. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis, as well as development and acquisition opportunities.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our debt agreements contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions, including restrictions on the issuer of the debt’s ability to, among other things:

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
We have pledged and will pledge a significant portion of our assets as collateral under our subsidiaries’ debt agreements. If any of our lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
We are required to satisfy and maintain specified financial ratios under our debt agreements. See Note 10, "Debt," for further information. Our ability to meet the financial ratios under our debt agreements can be affected by events beyond our control, and there can be no assurance that we will be able to continue to meet those ratios.
A failure to comply with the covenants contained in our indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the indebtedness of CERP or CGP LLC, the lenders thereunder:

•	will not be required to lend any additional amounts to such borrowers;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require such borrowers to apply all of our available cash to repay these borrowings.
Such actions by the lenders under CERP’s or CGP LLC’s indebtedness could cause cross defaults under the other indebtedness of CERP and CGP LLC, respectively. For instance, if CERP were unable to repay those amounts, the lenders under CERP’s credit facilities and the holders of CERP’s secured notes could proceed against the collateral granted to them to secure that indebtedness.
If the indebtedness under CERP’s or CGP LLC’s credit facilities, or other indebtedness were to be accelerated, there can be no assurance that their assets would be sufficient to repay such indebtedness in full.
Repayment of our subsidiaries’ debt is dependent on cash flow generated by our subsidiaries.
Our subsidiaries currently own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our subsidiaries’ indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to pay amounts due on our other subsidiaries’ indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our other subsidiaries’ indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.
We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could have a material adverse effect on our business, financial condition, results of operations, and prospects.
During the second half of 2014, CAC, CGP LLC, Caesars Entertainment, CEOC and CERP received letters from unnamed parties who purport to hold debt issued by CEOC objecting to various transactions undertaken by CEOC and its affiliated entities in 2013 and 2014. In addition, as described in Item 3, "Legal Proceedings," Caesars Entertainment and CEOC were served with the Second Lien Lawsuit, the Unsecured Note Lawsuits, and the First Lien Lawsuit; Caesars Entertainment and CAC were served with the Merger Lawsuit; and Caesars Entertainment was sued in the BOKF Lawsuit. CEOC has also received purported notices of default with respect to certain of its outstanding indebtedness. Although these proceedings pending against CEOC, and in certain cases against CEC and its subsidiaries, have been stayed due to the Chapter 11 bankruptcy process, certain litigation and demands against CEC are continuing outside the Chapter 11 bankruptcy process. If a court were to find in favor of the claimants in any of these disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and prospects and on the ability of lenders and noteholders to recover on claims under our indebtedness.
As well, from time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. For example, we may have potential liability arising from a class action lawsuit against Hilton Hotels Corporation relating to employee benefit obligations. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

The loss of the services of key personnel could have a material adverse effect on our business.
The leadership of our chief executive officer and other executive officers has been a critical element of our success. Our chief executive officer is in the process of transitioning his role to a new chief executive officer. Any unforeseen loss of a chief executive officer’s services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our businesses. Our other executive officers and other members of senior management have substantial experience and expertise in our businesses that we believe will make significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We do not have key man or similar life insurance policies covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us.
If we cannot attract, retain and motivate employees, we may be unable to compete effectively, and lose the ability to improve and expand our businesses.
Our success and ability to grow depend, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. We face intense competition for highly qualified, specialized technical, managerial, and consulting personnel. Recruiting, training, retention and benefit costs place significant demands on our resources. Additionally, our substantial indebtedness and the recent downturn in the gaming, travel and leisure sectors have made recruiting executives to our businesses more difficult, which may become even more difficult as a result of the Debtors’ Chapter 11 proceedings. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.
We may sell or divest different properties or assets as a result of our evaluation of our portfolio of businesses. Such sales or divestitures could affect our costs, revenues, profitability and financial position.
From time to time, we evaluate our properties and our portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets. For example, in June 2014 and August 2014, we closed Harrah’s Tunica and Showboat Atlantic City, respectively. In addition, in May 2014, CGP LLC (or one or more of its designated direct or indirect subsidiaries) acquired from CEOC (or one or more of its affiliates) The Cromwell (f/k/a Bill’s Gamblin’ Hall & Saloon), The LINQ Hotel & Casino (f/k/a The Quad Resort & Casino), Bally’s Las Vegas and Harrah’s New Orleans as well as a financial stake in the management fee stream for all of those properties.
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
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; the recent increase in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is particularly susceptible to any such changes because our casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. The economic downturn that began in 2008 and adverse conditions in the local, regional, national and global markets have negatively affected our business and results of operations and may continue to negatively affect our operations in the future. In addition, the Atlantic City gaming market in particular has seen a massive decline. For example, according to the UNLV Center for Gaming Research, reported gaming revenues for Atlantic City properties have declined from $5.2 billion in 2006 to $2.7 billion in 2014. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved, our revenues may continue to decrease. For example, while the gaming industry has partially recovered from 2006, there are no assurances that the gaming industry will continue to grow as a result of economic downturn or other factors. Any decrease in the gaming industry could adversely affect consumer spending and adversely affect our operations.
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
Growth in consumer demand for non-gaming offerings could negatively impact our gaming revenue.
Although recent trends have indicated a growing shift in customer demand for gambling over non-gaming offerings when visiting Las Vegas, there are no assurances that this trend will continue and that demand for non-gaming offerings will not increase. According to Las Vegas Convention and Visitors Authority, 41% of Las Vegas visitors in 2013 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 39% of visitors in 2008 but down from 51% of visitors in 2010. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.
We may not realize any or all of our projected cost savings, which would have a negative effect on our financial performance and negatively impact our covenant calculation and could have a negative effect on our stock price.
We have undertaken comprehensive cost-reduction efforts to manage expenses with current business levels. While these and other identified new cost saving programs have allowed us and we expect will allow us to realize substantial savings, our continued reduction efforts may fail to achieve similar or continued savings. Although we believe, as of December 31, 2014, once fully implemented, these cost savings programs will produce additional estimated annual cost savings of $220 million (of which $180 million relates to CEOC), we may not realize some or all of these projected savings without impacting our revenues. Our cost savings plans are intended to increase our effectiveness and efficiency in our operations without impacting our revenues and margins and we from time to time implement cost savings plans to help us meet the requirements of our debt agreements. Our cost savings plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual savings may differ materially from what we anticipate. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. In addition, our expected savings from procurement of goods may be affected by unexpected increases in the cost of raw materials.

We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition, and results of operations.
We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, revenues and income from operations were negatively impacted during July 2006 in Atlantic City by a three-day government-imposed casino shutdown. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. For example, in Iowa, our ability to continue our gaming operations is subject to a referendum every eight years or at any time upon petition of the voters in the county in which we operate; the most recent referendum which approved our ability to continue to operate our casinos occurred in November 2010. In Maryland, we will have to reapply for our license in July 2017. There can be no assurance that continued gaming activity will be approved in any referendum in the future. If we do not obtain the requisite approval in any future referendum, we will not be able to operate our gaming operations in Iowa, which would negatively impact our future performance.
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact our operations. For example, the City Council of Atlantic City passed an ordinance in 2007 requiring that we segregate at least 75% of the casino gaming floor as a nonsmoking area, leaving no more than 25% of the casino gaming floor as a smoking area. Illinois also passed the Smoke Free Illinois Act which became effective January 1, 2008, and bans smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. The Smoke Free Illinois Act also bans smoking within 15 feet of any entrance, window or air intake area of these public places. In January 2015, the City of New Orleans passed a ban on indoor smoking and use of electronic cigarettes, which will become effective on May 1, 2015. These smoking bans have adversely affected revenues and operating results at our properties. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.
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
In recent years, many casino operators, including us, have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, SLS Las Vegas opened in August 2014, and the Genting Group has announced plans to develop a casino called Resorts World Las Vegas, which is expected to open in 2017. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be complete in 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, however, there are no details as to when or if these projects will be completed. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.
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
The "Caesars" brand remains the most recognized casino brand in the world and our operations benefit from the global recognition and reputation generated by our brands. Generally, we are actively pursuing gaming and non-gaming management, branding, and development opportunities in Asia and other parts of the world where our brands and reputation are already well-recognized assets. In addition, we will continue to expand our World Series of Poker tournaments to international jurisdictions where we believe there is a likelihood of legalization of online gaming, in order to grow the brand’s awareness. In connection with such opportunities, we intend to grant third parties licenses to use our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the "Caesars" and the "World Series of Poker" brand names, or any of our other brands, by third parties outside of our exclusive control.
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
We intend to develop, construct and open or acquire new hotels, casinos and other gaming venues, and develop and manage non-gaming venues, in response to opportunities that may arise. Future development projects and acquisitions may require significant capital commitments, the incurrence of additional debt, guarantees of third party debt, the incurrence of contingent liabilities and an increase in depreciation and amortization expense, which could have an adverse effect upon our business, financial condition, results of operations and cash flow. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones, such as the redevelopment of The Cromwell in Las Vegas, the development and construction of Horseshoe Baltimore, and the redevelopment of The LINQ Hotel & Casino, are susceptible to various risks and uncertainties, such as:

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
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws (“AML”) or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. In October 2013, one of our subsidiaries received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating one of our subsidiaries, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act (“BSA”) based on a BSA examination of Caesars Palace previously conducted by the Internal Revenue Service to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. We responded to FinCEN’s letter in January 2014. Additionally, there is an ongoing federal grand jury investigation regarding AML matters. We are cooperating fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
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
We perform our annual impairment assessment of goodwill as of October 1, or more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of EBITDA and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry.
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
We are dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in impairment charges during the years ended December 31, 2014, 2013, and 2012, and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.
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
CGP LLC’s interests may conflict with our interests.
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
Although certain employees of affiliates of Apollo Global Management, LLC (together with such affiliates, "Apollo") and affiliates of TPG Capital, LP (together with such affiliates, "TPG" and, together with Apollo, the "Sponsors") are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment or CAC and have no obligation to present such opportunity to Caesars Entertainment or CAC.
Work stoppages and other labor problems could negatively impact our future profits.
Some of our employees are represented by labor unions. The collective bargaining agreements covering most of our Las Vegas union employees expired on May 31, 2013. A new five-year agreement was finalized in January 2014, which includes a no strike provision for the term of the contract. Based on the contract recently agreed upon covering the other Caesars’ Las Vegas properties, we are hopeful that The LINQ Hotel & Casino negotiations produce a new agreement without any work disruptions. However, the possibility of a work stoppage or disruption is always present in such circumstances. Such labor dispute, if it occurred, could have a material impact on our operations.
Later this year, several collective bargaining agreements covering most of our union employees in Atlantic City will expire. We will begin negotiations for renewal agreements before their expiration and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. In the event of a strike, it is possible that such actions could have a material impact on our operations. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our profits.
We may be subject to material environmental liability, including as a result of unknown environmental contamination.
The casino properties business is subject to certain federal, state and local environmental laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, and which also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Certain of these environmental laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances. Should unknown contamination be discovered on our property, or should a release of hazardous substances occur on our property, we could be required to investigate and remediate the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury or investigation and remediation costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair our ability to use the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect us even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business.

Our insurance coverage may not be adequate to cover all possible losses we could suffer, and, in the future, our insurance costs may increase significantly or we may be unable to obtain the same level of insurance coverage.
We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt our business or subject it to claims by third parties who are injured or harmed. Although we maintain insurance (including property, casualty, terrorism and business interruption), it may be inadequate or unavailable to cover all of the risks to which our business and assets may be exposed. In several cases we maintain extremely high deductibles or self-insure against specific losses. Should an uninsured loss (including a loss which is less than our deductible) or loss in excess of insured limits occur, it could have a significant adverse impact on our operations and revenues.
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
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either "critical" or "endangered" as those terms are defined in the PPA. Specifically, the Pension Plan of the UNITE HERE National Retirement Fund is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, due to the withdrawal of all its contributing employers (a mass withdrawal), or in the event of a withdrawal by us, which we consider from time to time, we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities, that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
In January 2015, the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the CEC controlled group (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan purportedly permitting such expulsion. The CEC affiliates that are included in NRF are Caesars Atlantic City, Bally’s Atlantic City, Harrah’s Atlantic City, Harrah’s Philadelphia and the Las Vegas laundry. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
The CEC Group disputes NRF’s authority to take such action. Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. CEOC is current with respect to pension contributions. The CEC Group is pursuing several litigation strategies to challenge NRF’s action. There can be no assurance that our strategies will have a successful outcome, and the CEC Group may become liable for the withdrawal liability, which would have an adverse impact on us.
We have identified material weaknesses in our internal controls that existed at December 31, 2014. If the material weaknesses are not remediated promptly, our ability to both timely and accurately report our financial results could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting, our management is required to assess and issue assertions concerning our internal control over financial reporting and our independent registered public accounting firm is required to opine on the effectiveness of our internal control over financial reporting.
As of December 31, 2014, management identified material weaknesses as described in Item 9A, “Controls and Procedures,” within this report. Accordingly, management concluded that our disclosure controls and procedures and internal control over financial reporting are not effective as of December 31, 2014.
The existence of these material weaknesses could have an adverse effect on management’s ability to prevent or detect material errors on a timely basis. If we cannot produce reliable financial reports investors could lose confidence in our reported financial information and we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
Although we believe we are taking appropriate actions to remediate the material weaknesses we identified to strengthen our internal control over financial reporting, we have taken measures to ensure the accuracy of our financial statements to date and will continue such measures in the future until we have remediated the material weaknesses as described in Item 9A.
The implementation of CES contemplated activities may be subject to regulatory and other approvals in certain jurisdictions, which may be delayed or which we may not receive.
In May 2014, we, together with CEOC, CERP and CGPH formed CES, a services joint venture. CES manages certain enterprise assets and the other assets it owns, licenses or controls and employs the corresponding employees and other employees who provide services to CEOC, CERP and CGP LLC, their affiliates and their respective properties and systems under each property's corresponding property management agreement. CES manages certain enterprise-wide assets of ours, including the intellectual property that CEOC and its affiliates currently license to CGP LLC and other subsidiaries of CEC. In addition, certain of CEOC’s subsidiaries' property management agreements have been assigned to CES and others may be assigned in the future. While CES has attained certain key regulatory approvals, before CES can commence all activities in all jurisdictions, it may be required to obtain additional regulatory approvals in certain jurisdictions. For example, employees employed by CES are, in the limited purpose of the services they provide to properties in Ohio, Pennsylvania, Missouri and Ontario, Canada, employed jointly by CES and CEOC in respect of such services and will be so jointly employed until CES obtains the necessary regulatory approvals in each of the aforementioned jurisdictions. CES intends to file for all regulatory approvals in jurisdictions in which such approval is required, but we cannot be sure when, or if, we will receive such approvals or that CES will be able to be implemented in all intended jurisdictions.
Due to the participation of CEOC, CGPH, and CERP in CES, we may not control CES and our interests may not align with the interests of the other members of CES.
CEOC, CGPH, and CERP are members of CES, and each relies on CES to provide it and its subsidiaries with intellectual property licenses and property management services, among other services. CEOC, CGPH and CERP are each required to contribute as necessary to fund CES’s operating costs and capital requirements in proportion to their respective ownership interest in CES. The members of CES are required to fund its capital expenditures in agreed portions on an annual basis. The amount each member will be required to fund in future years will be subject to the review and approval of the CES steering committee. CEOC, CGPH and CERP, together, control CES through the CES steering committee, which is comprised of one representative from each of CEOC, CGPH and CERP. Conflicts of interest may arise between Caesars Entertainments’ subsidiaries. Most decisions by CES require the consent of two of the three steering committee members. To the extent we are unable to control the consent of at least two of the three steering committee members, we will be unable to cause CES to take actions that our in our interest. In addition, certain decisions by CES may not be made without unanimous consent of the members, including consent by CGPH, which we do not control. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’s operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, CGPH may block certain actions by CES that are in our interest.
We are controlled by the Sponsors, whose interests may not be aligned with ours.
Hamlet Holdings, the members of which are comprised of individuals affiliated with each of the Sponsors, as of December 31, 2014, controls approximately 61% of our common stock, and controls us, pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares. As a result, the Sponsors have the power to elect all of our directors. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our board of directors or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of all or substantially all of our assets. As a result, Hamlet Holdings is in a position to exert a significant influence over us, and the direction of our business and results of operations. The interests of the Sponsors could conflict with or differ from the interests of other holders of our securities. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Additionally, the Sponsors are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with the Sponsors or their co-investors could cause our stock price to decline. So long as Hamlet Holdings continues to hold the irrevocable proxy, they will continue to be able to strongly influence or effectively control our decisions.
In addition, we have an executive committee that serves at the discretion of our board of directors and is authorized to take such actions as it reasonably determines appropriate. Currently, the executive committee may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee.
Future sales or the possibility of future sales of a substantial amount of our common stock, including in connection with the merger with CAC, may depress the price of shares of our common stock.
Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
As of March 1, 2015, there were 145 million shares outstanding, all of which are the same class of voting common stock. All of the outstanding shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended ("Securities Act"), subject to volume limitations, applicable holding period requirements or other contractual restrictions. The Sponsors have the ability to cause us to register the resale of its shares, and our management members who hold shares will have the ability to include their shares in such registration.

We sold 7 million shares of our common stock in 2014 and 11 million shares in 2013. In connection with the merger with CAC, we expect to issue a significant number of shares of our common stock. In addition, we may issue shares of common stock or other securities from time to time as consideration for future acquisitions and investments or for any other reason that our board of directors deems advisable. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of common stock or other securities in connection with any such acquisitions and investments.
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
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent a holder of our common stock from being able to sell their shares. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects, along with that of CGP LLC;

•	our quarterly or annual earnings, together with those of CGP LLC, or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team;

•	issuance of common stock in connection with the merger with CAC;

•	the expiration of contractual lockup agreements; and

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

Because we have not paid dividends since being acquired by the Sponsors in 2008 and do not anticipate paying dividends on our common stock in the foreseeable future, holders of our common stock should not expect to receive dividends on shares of our common stock.
We have no present plans to pay cash dividends to our stockholders and, for the foreseeable future, intend to retain all of our earnings for use in our business. The declaration of any future dividends by us is within the discretion of our Board and will be dependent on our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by our board of directors.
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
Hamlet Holdings controls a majority of our voting common stock. As a result, we are a "controlled company" within the meaning of NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and we have elected not to comply with certain NASDAQ corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.
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
Provisions of our bylaws and our certificate of incorporation may delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our directors. These provisions include:

•	establishing a classified board of directors;

•	establishing limitations on the removal of directors;

•	permitting only an affirmative vote of at least two-thirds of the Board to fix the number of directors;

•	prohibiting cumulative voting in the election of directors;

•	empowering only the board of directors to fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorizing the issuance of "blank check" preferred stock without any need for action by stockholders;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholders from acting by written consent if less than 50.1% of our outstanding common stock is controlled by the Sponsors;

•
prohibiting amendments to the bylaws without the affirmative vote of at least two-thirds of the board of directors or the affirmative vote of at least two-thirds of the total voting power of the outstanding shares entitled to vote;

•
prohibiting amendments to the certificate of incorporation relating to stockholder meetings, amendments to the bylaws or certificate of incorporation, or the election or classification of the board of directors without the affirmative vote of two-thirds of the shares entitled to vote on any matter; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
Our issuance of shares of preferred stock could delay or prevent a change of control of us. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.
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
PRIVATE SECURITIES LITIGATION REFORM ACT
This Form 10-K contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," "present," "preserve," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the restructuring of CEOC and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the outcome of currently pending or threatened litigation and demands for payment by certain creditors against CEC;

•	the effects of CEOC’s bankruptcy filing on CEOC and its subsidiaries and affiliates, including Caesars Entertainment, and the interest of various creditors, equity holders and other constituents;

•	the ability to retain key employees during the restructuring of CEOC;

•	the event that the RSA may not be consummated in accordance with its terms, or persons not party to the RSA may successfully challenge the implementation thereof;

•	the length of time CEOC will operate in the Chapter 11 cases or CEOC’s ability to comply with the milestones provided by the RSA;

•	risks associated with third party motions in the Chapter 11 cases, which may hinder or delay CEOC’s ability to consummate the restructuring as contemplated by the RSA;

•	the potential adverse effects of Chapter 11 proceedings on Caesars Entertainment’s liquidity or results of operations;

•	the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the ability to realize the expense reductions from our cost savings programs;

•	the financial results of CGP LLC’s business;

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

•
changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	our ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, competition for new licenses, and operating and market competition;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness or any other factor;

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

•
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of our facilities, such as the amount of losses and disruption to our company as a result of Hurricane Sandy in late October 2012;

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

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Property Aggregation
Our properties are aggregated below based on our reportable segments as of December 31, 2014. All amounts are approximations.
CERP and CGP LLC Properties

Property	Location	Type of Casino	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms & Suites

CERP
Flamingo Las Vegas	Las Vegas, Nev.	Land-based	72,300	1,110	120	3,460
Harrah’s Atlantic City	Atlantic City, N.J.	Land-based	154,800	2,300	180	2,590
Harrah’s Las Vegas	Las Vegas, Nev.	Land-based	90,600	1,280	90	2,720
Harrah’s Laughlin	Laughlin, Nev.	Land-based	56,000	940	40	1,510
Paris Las Vegas	Las Vegas, Nev.	Land-based	95,300	1,020	100	2,920
Rio All-Suites Hotel & Casino	Las Vegas, Nev.	Land-based	117,300	1,070	90	2,520

CGP LLC
Bally’s Las Vegas (1)	Las Vegas, Nev.	Land-based	66,200	1,000	70	2,810
The Cromwell (1)	Las Vegas, Nev.	Land-based	28,100	450	60	188
Harrah’s New Orleans (1)	New Orleans, La.	Land-based	125,100	1,750	140	450
Horseshoe Baltimore (2)	Baltimore, Md.	Land-based	122,000	2,500	150	—
Planet Hollywood	Las Vegas, Nev.	Land-based	64,500	1,100	90	2,500
The LINQ Hotel & Casino (1)(3)	Las Vegas, Nev.	Land-based	62,200	750	70	2,250
____________________

(1)	CGP LLC acquired this property from CEOC May 2014. See “Caesars Growth Partners, LLC” within Note 2, “Basis of Presentation and Principles of Consolidation.”

(2)	This property opened in August 2014.

(3)	Formerly The Quad Hotel & Casino. Rooms includes 1,250 rooms that are under renovation and not in service.
CEOC Properties
On January 15, 2015, CEOC and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code. Because CEOC is deemed to be under the control of the United States Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015 (see Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation”).

Property	Location	Type of Casino	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms & Suites

CEOC OWNED - DOMESTIC
Bally’s Atlantic City	Atlantic City, N.J.	Land-based	119,500	1,950	170	1,260
Caesars Atlantic City	Atlantic City, N.J.	Land-based	115,200	1,920	140	1,140
Caesars Palace Las Vegas	Las Vegas, Nev.	Land-based	123,700	1,300	170	3,960
Harrah’s Gulf Coast	Biloxi, Miss.	Dockside	31,300	770	30	490
Harrah’s Council Bluffs	Council Bluffs, Iowa	Land-based	25,000	570	20	250
Harrah’s Joliet (1)	Joliet, Ill.	Dockside	38,900	1,100	40	200
Harrah’s Lake Tahoe	Lake Tahoe, Nev.	Land-based	45,100	820	70	510
Harrah’s Metropolis	Metropolis, Ill.	Dockside	24,300	830	30	260
Harrah’s North Kansas City	N. Kansas City, Mo.	Dockside	60,100	1,430	60	390
Harrah’s Philadelphia (1)	Chester, Pa.	Harness racing and land-based casino	112,600	2,800	120	—
Harrah’s Reno	Reno, Nev.	Land-based	40,200	720	30	930
Harveys Lake Tahoe	Lake Tahoe, Nev.	Land-based	44,200	740	70	740

Property	Location	Type of Casino	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms & Suites

Horseshoe Bossier City	Bossier City, La.	Dockside	28,100	1,400	70	600
Horseshoe Council Bluffs (2)	Council Bluffs, Iowa	Greyhound racing and land-based casino	78,800	1,430	70	—
Horseshoe Hammond	Hammond, Ind.	Dockside	108,200	2,860	160	—
Horseshoe Southern Indiana	Elizabeth, Ind.	Dockside	86,600	1,660	100	500
Horseshoe Tunica	Tunica, Miss.	Dockside	63,000	1,130	100	510
Louisiana Downs	Bossier City, La.	Thoroughbred racing facility and land-based casino	12,000	1,050	—	—
Tunica Roadhouse	Tunica, Miss.	Dockside	33,000	700	20	130

CEOC OWNED - INTERNATIONAL
Alea Glasgow	United Kingdom	Land-based	15,000	50	30	—
Alea Nottingham	United Kingdom	Land-based	10,000	50	20	—
The Casino at the Empire	United Kingdom	Land-based	20,900	120	40	—
Emerald Safari (1)	South Africa	Land-based	37,700	540	40	190
Manchester235	United Kingdom	Land-based	11,500	40	50	—
Playboy Club London	United Kingdom	Land-based	6,200	20	20	—
Rendezvous Brighton	United Kingdom	Land-based	7,800	70	30	—
Rendezvous Southend-on-Sea	United Kingdom	Land-based	8,600	50	30	—
The Sportsman	United Kingdom	Land-based	5,200	40	20	—

CEOC MANAGED
Caesars Cairo	Egypt	Land-based	5,500	30	20	—
Caesars Windsor (3)	Ontario, Canada	Land-based	100,000	2,260	90	760
Harrah’s Ak-Chin	Phoenix, Ariz.	Indian Reservation	48,800	1,110	30	300
Harrah’s Cherokee	Cherokee, N.C.	Indian Reservation	176,800	3,530	180	1,110
Harrah’s Resort Southern California	San Diego, Calif.	Indian Reservation	72,900	1,720	70	1,070
Horseshoe Cincinnati (4)	Cincinnati, Ohio	Land-based	108,800	1,990	120	—
Horseshoe Cleveland (4)	Cleveland, Ohio	Land-based	96,000	1,630	120	—
The London Clubs Cairo-Ramses	Egypt	Land-based	2,700	50	20	—
ThistleDown Racino (4)	Cleveland, Ohio	Land-based	71,700	1,280	—	—

____________________

(1)	CEOC has a majority ownership interest in and manages this property.

(2)	The property is leased to the operator and managed by CEOC.

(3)	CEOC operates this property and the province of Ontario owns the complex through the Ontario Lottery and Gaming Corporation.

(4)	CEOC has a 20% interest in the entity that owns this property and CEOC manages this property. See Note 22, “Subsequent Events - Other,” for recent developments related to this property.

ITEM 3.	Legal Proceedings
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC (“CGP LLC”), Caesars Acquisition Company (“CAC”), Caesars Entertainment Resort Properties, LLC (“CERP”), Caesars Enterprise Services, LLC (“CES”), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman,

Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. No decision on that motion has yet been issued. The parties agreed to stay discovery until a decision on the motion to dismiss is entered. During the Chapter 11 process, the action has been automatically stayed with respect to CEOC.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and that CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014 and the issue has now been fully briefed. The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Notes due 2016 and 2017 filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Notes (on the other hand) impaired their own rights under the Senior Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Unsecured Note Lawsuits") have been assigned to the same judge. CEC and CEOC’s motion to dismiss both complaints was denied in substantial part by the court. Although the claims against CEOC have been automatically stayed during the Chapter 11 process, discovery has begun with respect to the plaintiffs' claims against CEC.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against individual past and present Board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC and seeks accelerated discovery and an expedited trial on that receivership cause of action. In addition to seeking appointment of a receiver, the new suit pleads claims for alleged fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. We have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the RSA, has been subject to a consensual stay for all parties since CEOC’s filing for Chapter 11. The consensual stay will expire upon the termination of the RSA.
On March 3, 2015, BOKF, N.A. filed a lawsuit (the "BOKF Lawsuit") against Caesars Entertainment in the United States District Court for the Southern District of New York in its capacity as successor indenture trustee for CEOC’s 12.75% Second-Priority Notes. The plaintiff alleges that CEOC’s filing of a voluntary Chapter 11 bankruptcy petition on January 15, 2015 constituted an event of default under the relevant indenture that caused all principal and interest owed on the 12.75% Second-Priority Notes to become immediately due and payable; that a provision in the indenture pursuant to which CEC guaranteed CEOC’s obligations on the 12.75% Second-Priority Notes is valid, binding, and enforceable; and that CEC is indebted to BOKF, N.A. for all principal, interest, and other amounts due and owing on the 12.75% Second-Priority Notes. Based on these allegations, the plaintiff brings claims for the violation of the Trust Indenture Act of 1939, breach of contract, intentional interference with contractual relations, breach of the duty of good faith and fair dealing, and declaratory relief. CEC has not yet been served with process in this case.
The Company believes that the claims and demands described above against CEC are without merit and intend to defend ourselves vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. The Noteholder Disputes are in their very preliminary stages and discovery has begun on the Unsecured Note Lawsuits. We cannot provide assurance as to the outcome of the Noteholder Disputes or of the range of potential losses should the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the stage of the related litigation. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the "Financial Restructuring"), and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. See Note 1, “Description of Business - Going Concern.”
See additional disclosures related to litigation and other matters in Note 22, “Subsequent Events - Other,” and Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation.”
CEC-CAC Merger Litigation
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Merger Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Merger Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014 (the “Proposed Merger”), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by Plaintiff and the putative class as a result of the Proposed Merger; and (4) to award Plaintiff for his costs and attorneys’ fees. It is unclear whether the Merger Lawsuit also seeks to enjoin the Proposed Merger. CEC believes that this lawsuit is without merit and will defend itself vigorously. The deadline to respond to the Merger Lawsuit has been adjourned without a date by agreement of the parties.
National Retirement Fund
In January 2015, the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel Caesars Entertainment and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, Caesars Entertainment might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million. Caesars Entertainment vigorously disputes NRF’s legal and contractual authority to take such action and has challenged NRF’s actions in the appropriate legal forums.
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

Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation ("Hilton") spun-off its gaming operations as Park Place Entertainment Corporation ("Park Place"). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the "Allocation Agreement") whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the "Hilton Plan") based on the benefits of Hilton employees and Park Place employees. CEOC is the ultimate successor to this Allocation Agreement. In 2013, a lawsuit was settled related to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, the Company received a letter from Hilton, notifying the Company of a lawsuit related to the Hilton Plan which alleged that the Company had potential liability for the additional claims under the terms of the Allocation Agreement. Based on conversations between the Company’s representative and a representative of the defendants, the Company recorded a charge of $25 million during the second quarter 2010, representing the Company’s (including subsidiaries) allocated share of the total damages estimate.

In December 2013, the Company received a letter from Hilton notifying it that all final court rulings have been rendered in relation to this matter. The Company was subsequently informed that its obligation under the Allocation Agreement was approximately $54 million, and that approximately $19 million relates to contributions for historical periods and approximately $35 million relates to estimated future contributions. The Company met with Hilton representatives in March 2014 and had discussions subsequently. The Company cannot currently predict the ultimate outcome of this matter, but continues to believe that it may have various defenses against such claims, including defenses as to the amount of liabilities. On November 21, 2014, in response to a letter from Hilton, the Company agreed to attempt to mediate a resolution of the matter. On December 24, 2014, Hilton sued CEC and CEOC in federal court in Virginia primarily under the Employee Retirement Income Security Act (“ERISA”), for monetary and equitable relief in connection with this ongoing dispute. Hilton amended its lawsuit in January 2015 to remove CEOC as a defendant. CEC moved to dismiss the lawsuit in February 2015 and that motion is scheduled to be argued in March 2015.
Other Matters
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Effective February 8, 2012, our common stock trades on the NASDAQ under the symbol “CZR.” The following table sets forth the high and low sales prices for our common stock on the NASDAQ for each quarter during 2014 and 2013.

	2014		2013
	High	Low	High	Low
First Quarter	$26.74	$18.86	$18.37	$7.00
Second Quarter	23.00	17.05	17.77	11.84
Third Quarter	18.54	11.21	26.57	13.35
Fourth Quarter	17.39	8.51	22.50	16.25
As of March 1, 2015, there were 144,677,371 shares of common stock issued and outstanding that were held by 136 stockholders of record.
To date, we have not paid a cash dividend. Certain of our borrowings for CEOC, CERP, and CGP LLC have covenants and requirements restricting or limiting the ability of CEC and its subsidiaries to, among other things, pay dividends on or make distributions in respect of their capital stock or make other restricted payments. See Note 10, “Debt,” for additional information on our covenants and restrictions.
There have not been any sales by CEC of equity securities during the years ended December 31, 2014, 2013, or 2012, that have not been registered under the Securities Act. In addition, CEC did not repurchase shares of its common stock during the three months ended December 31, 2014.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on February 8, 2012, (the date our common stock commenced trading on the NASDAQ Global Select Market) and ending on December 31, 2014. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and in each index on February 8, 2012, and the reinvestment of all dividends, as applicable.

		As of December 31,
	2/8/2012	2012	2013	2014
CZR	$100.00	$44.96	$139.96	$101.95
S&P 500 Index	100.00	107.85	142.78	162.33
Dow Jones U.S. Gambling	100.00	98.69	168.43	139.72

Past stock price performance is not necessarily indicative of future results. The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information
In February 2008, our Board of Directors approved the Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended, (the “2008 Incentive Plan”) and granted options to purchase our common stock to certain of our officers and employees. In February 2012, our Board of Directors adopted the 2012 Performance Incentive Plan, as amended (the “2012 Incentive Plan”). See Note 18, “Stock-Based Compensation.”

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options or vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (3)
Stock Options (1)	9,379,885	$13.65	3,374,865
Restricted Stock (2)	—	N/A	N/A
____________________

(1)	The weighted average remaining contractual life for the options set forth in this row is 7.8 years.

(2)	The shares of restricted common stock are issued under the 2012 Incentive Plan.

(3)
Under the 2012 Incentive Plan, the type and form of awards that can be granted includes, but is not limited to, stock options, stock appreciation rights, restricted stock awards, and restricted stock units.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10‑K.

(In millions, except per share data)	2014	2013	2012	2011	2010
OPERATING DATA
Net revenues	$8,516	$8,220	$8,186	$8,161	$8,086
Write-downs, reserves, and project opening costs, net of recoveries	120	104	99	72	150
Impairment of intangible and tangible assets (1)	994	2,831	625	33	184
Income/(loss) from operations	(452)	(2,026)	134	794	487
Interest expense	2,670	2,252	2,100	2,121	1,980
Gain/(loss) on early extinguishment of debt	(96)	(30)	136	48	116
Income/(loss) from continuing operations, net of income taxes	(2,674)	(2,733)	(1,103)	(734)	(860)
Income/(loss) from discontinued operations, net of income taxes	(192)	(207)	(400)	30	26
Net income/(loss)	(2,866)	(2,940)	(1,503)	(704)	(834)
Net income/(loss) attributable to Caesars	(2,783)	(2,948)	(1,508)	(725)	(842)
COMMON STOCK DATA
Basic and diluted earnings/(loss) per share from:
Continuing operations	$(18.18)	$(21.32)	$(8.83)	$(6.04)	$(8.73)
Discontinued operations	(1.35)	(1.61)	(3.21)	0.24	0.26
Net income/(loss)	$(19.53)	$(22.93)	$(12.04)	$(5.80)	$(8.47)

FINANCIAL POSITION DATA
Total assets	$23,535	$24,689	$27,998	$28,516	$28,588
Long-term debt, book value (2)	7,434	20,918	20,532	19,760	18,786
Noncontrolling interests (3)	255	1,218	80	47	40
Stockholders’ equity/(deficit)	(4,997)	(3,122)	(412)	1,007	1,633
____________________

(1)	See Note 7, “Property and Equipment, net,” and Note 8, “Goodwill and Other Intangible Assets” for information about impairments.

(2)
The increase in noncontrolling interests in 2013 was primarily due to the CGP LLC formation transaction (see Note 2, “Basis of Presentation and Principles of Consolidation”). The decrease in 2014 was primarily due the sale and grant of CEOC shares in May 2014, which reduced CEC’s ownership to approximately 89% (see Note 11, “Stockholders' Equity and Loss Per Share”).

(3)	See Note 10, “Debt,” for information about debt.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto and other financial information included elsewhere in this Form 10-K. Note references are to the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See Item 1A, “Risk Factors—PRIVATE SECURITIES LITIGATION REFORM ACT” of this report.
In the discussion below, the words “Company,” “Caesars,” “Caesars Entertainment,” “CEC,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation and its consolidated entities, unless otherwise stated or the context requires otherwise.
Overview
Caesars Entertainment is primarily a holding company with no independent operations of its own, and as of December 31, 2014 operated the consolidated business through four reportable segments (see Item 2, “Properties”):

•	Caesars Entertainment Resort Properties (“CERP”);

•	Caesars Growth Partners Casino Properties and Developments (“CGP LLC Casinos”);

•	Caesars Interactive Entertainment (“CIE”); and

•	Caesars Entertainment Operating Company (“CEOC”).
CGP LLC Casinos and CIE are composed of subsidiaries of our consolidated variable interest entity, Caesars Growth Partners, LLC (“CGP LLC”) (See Note 2, “Basis of Presentation and Principles of Consolidation”).
We revised our presentation from one reportable segment to the four listed above effective October 1, 2014, in conjunction with CES’ commencing of operations, as the way in which CEC management assesses results and allocates resources was realigned in accordance with these segments.
As of December 31, 2014, through our reportable segments we owned and operated or managed 49 casinos in 14 U.S. states and 5 countries. Our owned and managed facilities had an aggregate of over three million square feet of gaming space and over 39,000 hotel rooms. Of the 49 casinos, 37 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 12 international casinos are land-based casinos, most of which are located in England. In addition, we operate an online gaming business and the World Series of Poker tournament and brand.
Recent Developments
CEOC Financial Restructuring Plan
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”). Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015 (see Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation”).
Announcement of Management Transition
On February 4, 2015, we announced that Gary Loveman, Chairman and Chief Executive Officer of Caesars Entertainment Corporation, has decided to begin transitioning management of the Company at the end of the first quarter of 2015. Loveman will continue to serve as Chairman of CEC and of CEOC. As Chairman, Loveman will continue to oversee the restructuring of CEOC.

Summary of 2014 Events
Financing Activities
See Note 10, “Debt,” for additional information on the following transactions, except where indicated otherwise.

•
Caesars Growth Properties Holdings Notes. In April 2014, Caesars Growth Properties Holdings, LLC (“CGPH”) and Caesars Growth Properties Finance, Inc., subsidiaries of CGP LLC, issued $675 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022.

•
Caesars Growth Properties Holdings Term Loan. CGPH closed on a $1.2 billion term loan and a $150 million revolving credit facility in May 2014. CGP LLC used $477 million of the net proceeds to repay all amounts outstanding under the Planet Hollywood Loan Agreement.

•
Sale of CEOC Common Stock. In May 2014, Caesars Entertainment sold 68,100 of its shares on a post-split basis of CEOC common stock to certain qualified institutional buyers for an aggregate purchase price of $6 million. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released. See Note 11, “Stockholders' Equity and Loss Per Share,” for additional information.

•	Incremental Term Loans. In June 2014, CEOC completed the offering of $1.8 billion of Incremental Term Loans due March 2017.

•
Repayment of 2015 maturities. In July 2014, CEOC completed the repurchase of $982 million aggregate principal amount outstanding of its 5.625% Senior Notes due 2015 and 10.00% Second-Priority Senior Secured Notes due 2015 for total consideration of approximately $1.0 billion.

•
Repayments of Certain Term Loans. In connection with the assumption of the Incremental Term Loans and the consummation of the amendment to the Credit Facilities, CEOC repaid $794 million in certain term loans.

•
Bank Amendment. In July 2014, CEOC announced it satisfied all requirements related to certain amendments to its senior secured credit facilities that, among other things, modified the financial maintenance covenant to increase the leverage ratio level.

•
Note Purchase and Support Agreement. In August 2014, CEOC and CEC each paid $78 million of cash to purchase an aggregate principal amount of $89 million of the 6.50% Senior Notes due 2016 and an aggregate principal amount of $66 million of the 5.75% Senior Notes due 2017. In addition, CEC contributed $427 million in aggregate principal of Senior Notes to CEOC for cancellation.

Property Matters
The following is a summary of our significant property-related activities during 2014. For more information on these and other property matters see Note 6, “Acquisitions, Dispositions, and Other Property Matters.”
Property Openings
During the first quarter 2014, we completed the opening of The LINQ promenade, O’Shea’s Casino, and The High Roller. During the second quarter 2014, we opened The Cromwell, including Drai’s and Giada. During the third quarter 2014, we opened Horseshoe Baltimore and continued to make considerable progress on the renovation of The LINQ Hotel & Casino (“The LINQ Hotel,” formerly The Quad Resort & Casino).
Property Sales
In May 2014, CEOC consummated the CEOC-CGP LLC Property Transaction as disclosed in Note 2, “Basis of Presentation and Principles of Consolidation - Property Transaction between CEOC and CGP LLC.”
Property Closures
The decline in U.S. gaming activity over the last several years combined with the increase in regional competition and supply has negatively impacted our regional and consolidated results. In response to these conditions, we closed two U.S. properties, including Harrah’s Tunica effective June 2014 and Showboat Atlantic City effective August 2014. We recorded intangible and tangible asset impairment charges totaling $68 million and accrued exit costs of $42 million associated with these closures. In December 2014, we sold Showboat Atlantic City for $18 million.

Other Matters
As a result of new legislation passed in May 2014 in the State of Iowa, we are required to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation also requires that we pay a total of $65 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning on January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The present value of the liability related to the exit costs was $43 million as of December 31, 2014.
Announced Merger with Caesars Acquisition Corporation
On December 21, 2014, CEC and Caesars Acquisition Company (“CAC”) entered into a merger agreement, pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company. (See Note 1, “Description of Business - Announced Merger with Caesars Acquisition Corporation”).
Consolidated Operating Results

	Years Ended December 31,			Change %
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Casino revenues	$5,418	$5,529	$5,916	(2.0)%	(6.5)%
Net revenues	$8,516	$8,220	$8,186	3.6%	0.4%
Income/(Loss) from operations	$(452)	$(2,026)	$134	77.7%	*
Loss from continuing operations, net of income taxes	$(2,674)	$(2,733)	$(1,103)	2.2%	(147.8)%
Loss from discontinued operations, net of income taxes	$(192)	$(207)	$(400)	7.2%	48.3%
Net loss attributable to Caesars	$(2,783)	$(2,948)	$(1,508)	5.6%	(95.5)%
Property EBITDA (1)	$1,689	$1,877	$2,028	(10.0)%	(7.4)%
Operating Margin (2)	(5.3)%	(24.6)%	1.6%	19.3 pts	26.2 pts
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes exclude the results of our discontinued operations disclosed in Note 6, “Acquisitions, Dispositions, and Other Property Matters,” for all periods presented in the table above.
___________________

*	Not meaningful

(1)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net loss attributable to Caesars to Property EBITDA.

(2)	Operating margin is calculated as income/(loss) from operations divided by net revenues.
Key Performance Metrics
Our revenues and operating performance are dependent upon the volume of customers at our resorts, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. We use the following are key performance indicators to evaluate gaming and hotel revenue for our properties.
Gaming revenue indicators

•	Slot volume – the total amount wagered on slot machines

•	Table drop (also referred to as table volume) – the amount of cash and net markers deposited in the table drop box

•	Gaming hold – the amount of money that is retained by the casino from wagers by customers
Hotel revenue indicators

•	Occupancy rate – a volume indicator determined by rooms occupied and rooms available

•	Hotel average daily rate (“ADR”) – a price indicator determined by room revenue and rooms occupied

Net Revenues - Category

	Years Ended December 31,			Change %
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Casino	$5,418	$5,529	$5,916	(2.0)%	(6.5)%
Food and beverage	1,522	1,451	1,438	4.9%	0.9%
Rooms	1,207	1,167	1,147	3.4%	1.7%
Management fees	58	57	47	1.8%	21.3%
Other	1,197	855	740	40.0%	15.5%
Reimbursed management costs	252	268	67	(6.0)%	*
Less: casino promotional allowances	(1,138)	(1,107)	(1,169)	(2.8)%	5.3%
Net revenues	$8,516	$8,220	$8,186	3.6%	0.4%
___________________

*	Not meaningful
Year Ended December 31, 2014 versus 2013
Consolidated net revenues increased $296 million in 2014 compared with 2013. The increase was primarily due to growth in the social and mobile gaming business of CIE. Also contributing to the increase was the opening of The LINQ promenade by CERP at the end of the first quarter 2014, the opening of The Cromwell by CGP LLC Casinos during the second quarter 2014, and the opening of Horseshoe Baltimore by CGP LLC Casinos in the third quarter 2014. Partially offsetting these increases was a 2.0% decrease in casino revenues.
Consolidated casino revenue decreased $111 million, or 2.0%, in 2014 compared with 2013. The decline was largely driven by unfavorable gaming hold at our owned domestic properties.
Consolidated food and beverage revenue increased $71 million, or 4.9%, in 2014 when compared with 2013. The increase is primarily due to the addition of new restaurant offerings such as Giada at The Cromwell and Guy Fieri's Vegas Kitchen & Bar at The LINQ Hotel.
Consolidated rooms revenue increased $40 million, or 3.4%, in 2014 compared with 2013 driven by an increase in hotel ADR in 2014, primarily attributable to resort fees in Las Vegas and other Nevada properties. The following table shows key hotel measures for our Las Vegas resorts:

	Years Ended December 31,
	2014	2013	Change
Occupancy	91.2%	91.8%	(0.6) pts
Average Daily Rate (ADR)	$119	$102	16.7%
Consolidated other revenue increased $342 million, or 40.0%, in 2014 compared with the prior year period. The increase was largely driven by the continued growth in the social and mobile gaming business of CIE. The opening of The LINQ promenade at the end of the first quarter 2014, the opening of Drai’s Beach Club - Nightclub at The Cromwell during the second quarter 2014, and increased entertainment revenue at Planet Hollywood also contributed to the increase.
Year Ended December 31, 2013 versus 2012
Consolidated net revenues were relatively unchanged in 2013 from 2012 as a $387 million decrease in casino revenues was largely offset by increases in pass-through reimbursable management costs, rooms, food and beverage, and other revenues, coupled with lower promotional allowances. Net revenues attributable to CIE increased from the prior year due to the combination of the Buffalo Studios acquisition and continued strength in the social and mobile games business. Las Vegas rooms and food and beverage revenues grew as a result of our increased investment in hospitality offerings in this market.

Consolidated casino revenues declined in large part due to the continued weakness in Atlantic City resulting from increased regional competition. Continued softness in the domestic gaming market in certain other U.S. regional markets outside of Nevada and the sale of our 45% interest in Baluma S.A., which owns and operates the Conrad Punta del Este Resort and Casino in Uruguay (the “Conrad”), had also negatively impacted casino revenues. Slot volumes were down in virtually all domestic markets, while table volumes were relatively strong, primarily driven by baccarat in Las Vegas. Casino revenues were also negatively affected by increased variable marketing programs, such as REEL REWARDS, discounts, and free play, that are treated as a reduction of revenue, notably in the fourth quarter. On a consolidated basis, we experienced unfavorable hold in 2013 compared with 2012.
On a consolidated basis, rooms revenue increased $20 million, or 1.7%, driven by an increase in hotel ADR, primarily from the March 2013 introduction of resort fees at our Nevada properties, and our increased investment in hospitality offerings in Las Vegas. The following table shows key hotel measures for our Las Vegas resorts:

	Years Ended December 31,
	2013	2012	Change
Occupancy	91.8%	94.3%	(2.5) pts
Average Daily Rate (ADR)	$102	$93	9.7%
Consolidated reimbursable management costs increased to $268 million from $67 million, when compared with the prior year, primarily related to the following managed properties: Horseshoe Cleveland opened in May 2012; Horseshoe Cincinnati opened in March 2013, ThistleDown Racino commenced video lottery terminal operations in April 2013, and the Caesars Windsor management company was consolidated in June 2012 when we increased our ownership percentage from 50% to 100%. Reimbursable management costs are presented on a gross basis as revenue and expense, thus resulting in no net impact on operating income.
Consolidated other revenue increased $115 million, or 15.5%, when compared with the prior year, primarily as a result of the combination of CIE’s Buffalo Studios acquisition and continued strength in the social and mobile games business.
Income/(loss) from Operations - Category

	Years Ended December 31,			Change % (1)
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net revenues	$8,516	$8,220	$8,186	3.6%	0.4%

Operating expenses
Impairment of goodwill	695	104	195	*	46.7%
Impairment of tangible and other intangible assets	299	2,727	430	89.0%	*
Property, general, administrative, and other	2,306	2,035	1,908	(13.3)%	(6.7)%
Write-downs, reserves, and project opening costs, net of recoveries	120	104	99	(15.4)%	(5.1)%
Acquisition and integration costs and other	116	99	23	(17.2)%	*
Corporate expense	282	161	195	(75.2)%	17.4%
Casino expense	3,253	3,112	3,368	(4.5)%	7.6%
Food and beverage expense	694	639	634	(8.6)%	(0.8)%
Reimbursable management costs	252	268	67	6.0%	*
Depreciation and amortization	636	701	844	9.3%	16.9%
All other operating expenses	315	296	289	(6.4)%	(2.4)%
Income/(loss) from operations	$(452)	$(2,026)	$134	77.7%	*
____________________

*	Not meaningful

(1)	Presented as the favorable or (unfavorable) impact on loss from operations.

Year Ended December 31, 2014 versus 2013
Consolidated loss from operations improved $1.6 billion in 2014 compared with 2013, primarily due to lower tangible and other intangible asset impairment charges, lower depreciation and amortization, and an increase in net revenues. This was partially offset by an increase in goodwill impairment charges, property operating expenses; write-downs, reserves, and project opening costs, net of recoveries; and corporate expense.
Consolidated property, general, administrative and other property operating expenses increased $467 million in 2014 compared with the prior year, due to the impact of new property openings (The LINQ promenade, The Cromwell, and Horseshoe Baltimore); new restaurant openings, such as Giada and Guy Fieri’s Vegas Kitchen & Bar; costs associated with share-based compensation programs; and a year over year increase in bad debt expense.
Consolidated write-downs, reserves, and project opening costs, net of recoveries increased $16 million primarily due to a $43 million charge for exit-related costs recorded in 2014 as a result of new legislation in the State of Iowa that requires us to cease our greyhound racing activities at our Horseshoe Council Bluffs Casino in Council Bluffs, Iowa.
Consolidated corporate expenses increased $121 million in 2014 compared with the prior year due to certain professional fees associated with the volume of corporate transactions and initiatives including the costs associated with having multiple SEC registrants and the registration efforts of CERP, as well as costs associated with stock-based compensation programs.
Consolidated depreciation and amortization expenses declined $65 million in 2014 when compared with 2013. The decline is largely attributable to impairment charges, as described previously, recorded in the prior year period.
Year Ended December 31, 2013 versus 2012
Consolidated loss from operations was $2.0 billion, compared with income from operations of $134 million in 2012. The decline was primarily due to higher tangible and other intangible asset impairment charges and an increase in acquisition and integration costs. This was partially offset by a decrease in goodwill impairment charges and depreciation and amortization.
During 2013, several indicators arose that required us to test our goodwill, intangible assets and tangible assets for impairment. As a result, we recorded impairments of tangible and other intangible assets of $2.7 billion and goodwill of $104 million in 2013, for a total of $2.8 billion, compared with total impairments of $625 million in 2012.
Consolidated acquisition and integration costs increased $76 million in 2013 when compared to 2012 primarily due to a $53 million charge for a contingent earnout liability in 2013 related to the Buffalo Acquisition.
Consolidated depreciation and amortization expense declined $143 million in 2013 when compared to 2012 resulting from assets that became fully depreciated early in first quarter 2013.
Reportable Segments
The financial results presented herein leverage a management view and include Caesars with its four reportable segments: CEOC, CERP, CGP LLC Casinos, and CIE.
Segment results in this Management’s Discussion and Analysis are presented consistent with the way CEC management assesses these results, which is a consolidated view that adjusts for the impact of certain transactions between reportable segments within Caesars for all periods presented, as described below. Therefore, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their separate filings.
CEOC results for all periods presented do not include the impact of treating the sales of The LINQ promenade and Octavius Tower as real estate financings in accordance with US GAAP. Rather, the results included herein present these sales by CEOC to CERP in 2013 as a completed sale. CEOC also completed the sale to CGP LLC of Planet Hollywood Resort & Casino in October 2013 and four properties (The Cromwell, Bally's Las Vegas, The LINQ Hotel, and Harrah's New Orleans) in May 2014. The financial results for these five properties are excluded from the CEOC financial results for all periods presented herein and, instead, are included in the results of CGP LLC Casinos as of the beginning of the earliest period presented, consistent with management’s internal presentation.
As a result of transactions in 2013, certain CEC and CEOC properties are now owned by CERP; accordingly, the financial information herein includes the financial results for these properties as if they were combined into the CERP reporting entities for all periods presented.

“Other” includes consolidating, eliminating, and other adjustments to reconcile to consolidated CEC results. For example, management fees paid to CEOC by CGP LLC Casinos related to Planet Hollywood are included in CEOC adjusted net revenues below and eliminated in Other.
Net Revenues - By Segment

	Years Ended December 31,			Change %
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
CEOC	$4,812	$4,985	$4,988	(3.5)%	(0.1)%
CERP	2,065	1,979	2,003	4.3%	(1.2)%
CGP LLC Casinos	1,281	1,040	1,082	23.2%	(3.9)%
CIE	587	317	206	85.2%	53.9%
Parent / Other	(229)	(101)	(93)	(126.7)%	(8.6)%
Total	$8,516	$8,220	$8,186	3.6%	0.4%
Year Ended December 31, 2014 versus 2013
CERP net revenues increased $86 million, or 4.3%, in 2014 compared with 2013. As described above, revenue increased from the opening of The LINQ promenade and The High Roller in 2014 and the resulting third-party and entertainment revenues. In addition, rooms revenue increased with a 14.6% increase in hotel ADR to $102 in 2014 from $89 in 2013, primarily attributable to resort fees in Las Vegas and other Nevada properties. Partially offsetting these increases was a casino revenue decline of $30 million, or 2.7%, primarily due to unfavorable hold in Las Vegas.
CGP LLC Casinos net revenues increased $241 million, or 23.2%, in 2014 compared with 2013 primarily due to strong performance in its existing offerings coupled with the openings of The Cromwell and Horseshoe Baltimore in May 2014 and August 2014, respectively.
CIE net revenues increased $270 million, or 85.2%, in 2014 compared with 2013 as a result of the acquisition of Pacific Interactive in the first quarter of 2014, organic growth in the social and mobile games business, and the full-year impact of online real-money gaming in Nevada and New Jersey.
CEOC net revenues decreased $173 million, or 3.5%, in 2014 compared with 2013 primarily due to a decline in casino revenue of $240 million, or 6.4%, mainly due to unfavorable hold at Caesars Palace Las Vegas and the Conrad sale. Additionally, general weakness in VIP volumes, business disruption at Caesars Palace due to construction, and show cancellations resulted in lower core business volumes.
Year Ended December 31, 2013 versus 2012
CERP net revenues were relatively flat compared with 2012 as a $64 million, or 5.4%, decline in casino revenue was largely offset by increases in other revenue and room revenue. Casino revenue declined primarily due to weaker slots and table games volumes of 2.7% and 5.8%, respectively, in 2013 compounded by unfavorable hold. Additionally, Harrah’s Atlantic City continued to be affected by ongoing competitive pressure in that market and visitation in the Atlantic City region had not recovered following Hurricane Sandy in the fourth quarter 2012. Partially offsetting this decrease were increases in other revenue of $20 million, or 9.5%, primarily due to an increase in lease revenue attributable to the Octavius Tower, and room revenue of $14 million, or 3.2%, mainly due to the March 2013 introduction of resort fees at its Nevada properties.
CGP LLC Casinos net revenues decreased $42 million, or 3.9%, in 2013 compared with 2012 due in large part to the full closure of The Cromwell during its 2013 renovation and the reduction in available rooms at The LINQ Hotel as a result of the commencement of its renovation in 2013.
CIE net revenues increased $111 million, or 53.9%, in 2013 compared with 2012 as a result of the December 2012 acquisition of Buffalo Studios and growth in the Playtika business.

CEOC net revenues in 2013 remained relatively unchanged compared with 2012 mainly as a result of a $279 million decline in casino revenue largely offset by increases in reimbursed management costs and food and beverage revenue. Casino revenues declined primarily due to continued weakness in Atlantic City resulting from the continued decline in gaming volumes in this region compared with 2012 coupled with the Conrad sale in 2013. Partially offsetting this decrease was an increase of $217 million in reimbursed management costs due to new managed properties, including Horseshoe Cleveland (opened in May 2012), Horseshoe Cincinnati (opened in March 2013), ThistleDown Racino (commenced video lottery terminal operations in April 2013) and its consolidation of Caesars Windsor management company since increasing its ownership from 50% to 100% in June 2012. Reimbursable management costs are presented on a gross basis as revenue and expense, thus resulting in no net impact on operating income. Additionally, food and beverage revenue increased $46 million, net of casino promotional allowances, primarily driven by the addition of several new restaurant offerings at Caesars Palace Las Vegas, including Nobu, the Bacchanal Buffet and a Gordon Ramsay-branded restaurant.
Income/(Loss) from Operations - By Segment

	Years Ended December 31,			Change $
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
CEOC	$(323)	$(1,344)	$(159)	$1,021	$(1,185)
CERP	(32)	(804)	161	772	(965)
CGP LLC Casinos	(139)	(3)	173	(136)	(176)
CIE	21	(9)	35	30	(44)
Parent / Other	21	134	(76)	(113)	210
Total	$(452)	$(2,026)	$134	$1,574	$(2,160)

Property EBITDA	Years Ended December 31,			Change %
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
CEOC	$816	$1,063	$1,310	(23.2)%	(18.9)%
CERP	520	530	517	(1.9)%	2.5%
CGP LLC Casinos	265	248	260	6.9%	(4.6)%
CIE	84	62	46	35.5%	34.8%
Parent / Other	4	(26)	(105)	115.4%	75.2%
Total	$1,689	$1,877	$2,028	(10.0)%	(7.4)%

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
The following table summarizes impairment charges by segment:
Impairment Charges - Continuing Operations

	Years Ended December 31,
(In millions)	2014	2013	2012
CEOC	$559	$1,772	$622
CERP	277	1,059	3
CGP LLC Casinos	155	—	—
CIE	3	—	—
Total impairment charges	$994	$2,831	$625

These impairment charges were primarily attributable to a decline in recent performance and downward adjustments to expectations of future performance at the related properties. The 2013 impairment charges primarily related to our Atlantic Coast properties and were largely attributable to the continued weakness in visitation resulting from intense regional competition. In addition, we have experienced negative trends in operating results in certain other markets, which resulted in impairment charges in addition to those related to the Atlantic Coast properties.
Year Ended December 31, 2014 versus 2013
CERP loss from operations improved $772 million in 2014. The improvement is primarily due to lower impairment charges, as shown above and an increase in net revenues of 4.3% primarily due to the opening of The LINQ promenade and The High Roller in 2014. These increases were partially offset by increased property operating expenses and an increase in corporate expenses due to higher corporate professional fees in 2014.
CGP LLC Casinos loss from operations for 2014 was $139 million as compared with $3 million in 2013. The decline in loss from operations was primarily attributable to higher impairments in 2014, as shown above and increased depreciation associated with the opening of Cromwell and Horseshoe Baltimore. These increases are partially offset by the increase in net revenues due to the opening of these properties.
CIE income from operations improved $30 million in 2014. The improvement is a direct result of increased revenues, combined with reduced expense associated with contingent consideration for prior acquisitions, both of which were partially offset by increased stock-based compensation expense.
CEOC loss from operations improved $1.0 billion in 2014 primarily due to lower impairment charges in 2014, as described above, partially offset by a decline in net revenues and the $43 million of exit-related costs recorded in 2014 as a result of the Iowa Dog Racing Legislation.
Year Ended December 31, 2013 versus 2012
CERP loss from operations was $804 million in 2013 compared with income of $161 million in 2012. The decline was primarily due to higher impairment charges in 2013, as shown in the table above. The impairment charges were partially offset by decreases in property operating expenses, depreciation expense, and corporate expense.
CGP LLC Casinos loss from operations for 2013 was $3 million compared with income of $173 million in 2012. Income from operations declined as a result of lower revenues because The Cromwell and The LINQ Hotel were undergoing renovations.
CIE loss from operations for 2013 was $9 million compared with income of $35 million in 2012. The decrease was driven by a charge of $53 million related to contingent consideration for the acquisition of Buffalo Studios as well as increased marketing and sales expenses of $28 million associated with the launch of online poker in Nevada and online gaming in New Jersey. These increased costs were largely offset by increased income subsequent to the Buffalo Studios acquisition.
CEOC loss from operations was $1.3 billion in 2013 compared with $159 million in 2012. This decline was primarily due to higher impairment charges in 2013 coupled with a $42 million write-off of CEOC’s Suffolk Downs investment.
Consolidated Net Loss
Year Ended December 31, 2014 versus 2013
Net loss attributable to Caesars was $2.8 billion, compared with $2.9 billion in 2013. In addition to the factors described above, 2014 includes a $418 million increase in interest expense. Additionally, 2013 included a gain of $44 million related to the partial sale of our interest in the Conrad, and the loss on early extinguishment of debt was $96 million in 2014 compared with $30 million in 2013. These factors are further described in “Other Factors Affecting Net Loss” that follows herein.
Consolidated property EBITDA decreased $188 million, or 10.0%, compared with 2013. Further details on this non-GAAP financial measure follows later in this filing.
Year Ended December 31, 2013 versus 2012
Net loss attributable to Caesars was $2.9 billion, compared with $1.5 billion in 2012. In addition to the factors described above, 2013 includes a $152 million increase in interest expense, partially offset by a $193 million favorable change in the loss from discontinued operations, net of income taxes, and a gain of $44 million related to the partial sale of our interest in the Conrad. Additionally, the loss on early extinguishment of debt was $30 million in 2013 compared with a gain of $136 million in 2012. These factors are further described in “Other Factors Affecting Net Loss” that follows herein.

Consolidated property EBITDA decreased $151 million, or 7.4%, compared with 2012. Further details on this non-GAAP financial measure follows later in this filing.
Other Factors Affecting Net Loss

	Years Ended December 31,			Change %
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Interest expense	$(2,670)	$(2,252)	$(2,100)	(18.6)%	(7.2)%
Other gains/(losses)	(95)	28	162	*	(82.7)%
Income tax benefit	543	1,517	701	(64.2)%	116.4%
Loss from discontinued operations, net of income taxes	(192)	(207)	(400)	7.2%	48.3%
____________________
*     Not meaningful
Interest Expense - By Segment

	Years Ended December 31,			Change %
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
CEOC	$2,184	$2,069	$1,952	(5.6)%	(6.0)%
CERP	389	246	232	(58.1)%	(6.0)%
CGP LLC Casinos	164	60	51	(173.3)%	(17.6)%
CIE	6	3	4	(100.0)%	25.0%
Parent / Other	(73)	(126)	(139)	42.1%	9.4%
Total	$2,670	$2,252	$2,100	(18.6)%	(7.2)%

Interest expense in 2014 increased $418 million, or 18.6%, compared with 2013, of which $130 million is related to higher interest rates as a result of CERP’s 8.0% and 11% senior secured notes offerings and senior-secured credit facility, the proceeds of which were used to repay the lower interest rate commercial mortgage-backed securities (“CMBS”) and LINQ/Octavius project financing debt. In addition, interest costs associated with the CGPH Term Loan, which provided funding for the CEOC-CGP LLC Property Transaction, led to an increase of $135 million, and the Incremental Term Loans obtained by CEOC and associated refinancing fees led to an increase of $80 million.
Interest expense in 2013 increased $152 million, or 7.2%, compared with 2012 primarily due to higher interest rates as a result of CEOC’s 9.0% senior secured notes offering, the extension of maturities of CEOC debt, as well as higher CEOC debt balances and rates on the CERP financing closed in 2013. Interest expense for 2013 includes (i) $34 million of expenses related to derivatives not designated as accounting hedges and (ii) $4 million of expense due to amortization and reclassification of deferred losses on derivative instruments from Accumulated Other Comprehensive Loss (“AOCL”). Interest expense for 2012 includes (i) $140 million of expenses related to derivatives not designated as accounting hedges and (ii) $28 million of expense due to amortization and reclassification of deferred losses on derivative instruments from AOCL.
See Note 10, “Debt,” for additional discussion of interest expense.
Other Gains/(Losses)
In 2014, we recognized other losses of $95 million. The losses include a $29 million loss on the early extinguishment of CGP LLC’s Planet Hollywood Loan Agreement, a $25 million loss on CEOC’s 6.5% and 5.75% Senior Notes, a $22 million loss on the early extinguishment of certain CEOC Incremental Term Loans, a $14 million loss on the early extinguishment of CEOC’s 10.00% Senior Notes, and a $6 million loss on the early extinguishment of CEOC’s 5.625% Senior Notes.
In 2013, we recognized other gains of $28 million, primarily due to the gain of $44 million on the Conrad sale. This gain is partially offset by losses on extinguishment of debt of $30 million primarily related to the CERP refinancing and additional charges from the repurchase of debt under the CEOC Credit Facility in the first and third quarters of 2013, partially offset by third quarter gains on extinguishment of debt related to purchases of CMBS Loans.
In 2012, we recognized other gains of $162 million, primarily due to the gain on early extinguishment of debt associated with the purchase of $367 million face value of CMBS debt.

See Note 10, “Debt,” for additional discussion of extinguishment of debt.
Income Tax Benefit
The effective tax rate benefit for 2014, 2013 and 2012, was 16.9%, 35.7% and 38.9%, respectively. The 2014 effective rate benefit was primarily impacted by an increase in the federal valuation allowance against the 2014 losses from continuing operations and nondeductible goodwill impairments. The 2013 effective rate benefit was primarily impacted by the tax benefits from a capital loss resulting from a tax election made for U.S. federal income tax purposes and the reversal of uncertain tax positions offset by the change in our federal valuation allowance and the deferred tax implications of the CGP LLC transaction in 2013. The 2012 effective tax rate benefit was primarily impacted by the tax benefit from the reversal of uncertain tax positions offset by the tax effects of nondeductible goodwill impairments.
See Note 13, “Income Taxes,” for additional information.
Deconsolidation
In May 2013, CEOC sold a portion of its interest in the Conrad and recognized a gain of $44 million. As a result of this transaction, CEOC no longer consolidates the Conrad’s results of operations, but instead accounts for it as an equity method investment. In 2014, CEOC’s operating results included equity method income from operations of $6 million compared with net revenues of $76 million and income from operations of $20 million in 2013.
Loss from Discontinued Operations, Net of Income Taxes
CIE RMG BEL, LLC. Effective August 2014, CIE suspended operations of CIE RMG BEL, LLC, an indirectly wholly owned subsidiary in Minsk, Belarus. As a result, CIE recorded a $16 million impairment charge.
Showboat Atlantic City. Showboat Atlantic City casino permanently closed effective August 2014. As a result, we recorded $26 million in charges for severance and other exit costs, of which $20 million was remaining as of December 31, 2014.
Harrah’s Tunica. Harrah’s Tunica casino permanently closed effective June 2014. We recorded intangible and tangible asset impairment charges totaling $68 million and accrued exit costs totaling $16 million associated with the closure of this casino. In 2013, we recorded a tangible asset impairment charge of $115 million related to Harrah’s Tunica as a result of completing an assessment for impairment for certain of our properties.
The operating results of these properties have been classified as discontinued operations for all periods presented and are excluded from the results of operations presented within this Form 10-K. In 2014, loss from discontinued operations, net of income taxes, was $192 million and was primarily related to our closure of CIE RMG BEL, LLC, Harrah’s Tunica, and Showboat Atlantic City. In 2013, loss from discontinued operations, net of income taxes, was $207 million, which also included the impact of the closure of the Alea Leeds casino and an impairment related to the Macau sale. In 2012, loss from discontinued operations, net of income taxes, was $400 million, which also included impairments related to the Macau sale and Showboat Atlantic City tangible assets.
See Note 6, “Acquisitions, Dispositions, and Other Property Matters,” for additional discussion of discontinued operations.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
As described more fully in Note 15, “Litigation, Contractual Commitments, and Contingent Liabilities,” under the heading “Noteholder Disputes,” and in Note 22, “Subsequent Events - Other,” under the heading “Demands for Payment,” we are subject to currently pending or threatened litigation (the “Litigation”) and demands for payment by certain creditors asserting CEC is obligated under the former parent guarantee of certain CEOC defaulted debt (the “Demands” and, together with the Litigation, the “Noteholder Disputes”). The Litigation pending against CEOC, and in certain cases against CEC and its other subsidiaries, have been stayed due to the Chapter 11 bankruptcy process, however, certain Litigation and the Demands against CEC are continuing outside of the Chapter 11 bankruptcy process. The Company believes that the Litigation claims and Demands against CEC are without merit and intends to defend itself vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. The Noteholder Disputes are in their very preliminary stages and discovery has begun on the Unsecured Note Lawsuits (as defined in Note 15). We cannot provide assurance as to the outcome of the Noteholder Disputes or of the range of potential losses should the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the stage of the related litigation. Should these matters ultimately be resolved through litigation outside of the CEOC Financial Restructuring, and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we have concluded that the material uncertainty related to certain of the Litigation proceeding against CEC raises substantial doubt about the Company’s ability to continue as a going concern. See Note 1, “Description of Business - Going Concern.”
We are a highly-leveraged company, primarily resulting from the leverage of CEOC. We had $25.6 billion in consolidated face value of debt outstanding as of December 31, 2014, including $18.4 billion outstanding by CEOC. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As of December 31, 2014, our consolidated estimated debt service obligation for 2015 is $18.8 billion, consisting of $18.0 billion in principal maturities and $764 million in required interest payments. Of those totals, CEOC’s estimated debt service obligation for 2015 is $18.2 billion, consisting of $18.0 billion in principal maturities and $184 million in required interest payments.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. CEC has ownership interests in CEOC, CERP and CGP LLC; however, CEC’s relationship with its main operating subsidiaries does not allow for the subsidiaries to provide dividends to CEC nor does CEC have a requirement to fund its subsidiaries’ operations.
Cash and Available Revolver Capacity

	December 31, 2014
(In millions)	CEOC (1)	CERP	CES	CGP LLC	Parent
Cash and cash equivalents	$1,194	$189	$70	$944	$409
Revolver capacity		270	—	150	—
Revolver capacity drawn or committed to letters of credit		(180)	—	—	—
Total		$279	$70	$1,094	$409
____________________

(1)	See information about CEOC’s Financial Restructuring Plan below and Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation.” CEOC is unable to draw on its remaining revolver capacity.
Annual Maturities of Long-Term Debt

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CEOC	$17,977	$19	$2	$1	$1	$371	$18,371
CERP	39	36	27	205	25	4,500	4,832
CGP LLC	20	21	17	22	221	2,085	2,386
Parent	13	—	—	—	—	—	13
Total	$18,049	$76	$46	$228	$247	$6,956	$25,602
See Note 10, “Debt,” for details of our debt outstanding and related restrictive covenants, including the restrictions on our subsidiaries to pay dividends to CEC or otherwise transfer cash to CEC. This includes, among other information, a table presenting details of our individual borrowings outstanding as of December 31, 2014 and 2013, as well as discussion of recent changes in our debt outstanding and changes in the terms of existing debt subsequent to December 31, 2014.
CEOC Financial Restructuring Plan
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015. However, we expect this financial restructuring plan ultimately will reduce CEOC’s long-term debt and related interest payments. See Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation,” for details of CEOC’s proceedings under Chapter 11 of the Bankruptcy Code and CEOC liquidity considerations.
CEC, CERP and CGP LLC, which are separate entities with independent capital structures, have not filed for bankruptcy relief. All CEC properties, including those owned or managed by CEOC or Caesars Enterprise Services (“CES”), are continuing to operate in the ordinary course.

CERP Liquidity Discussion and Analysis
As of December 31, 2014, CERP’s cash and cash equivalents totaled $189 million. CERP’s operating cash inflows are typically used for operating expenses, debt service costs and working capital needs. CERP is highly-leveraged and a significant portion of its liquidity needs are for debt service. As of December 31, 2014, CERP had $4.8 billion face value of indebtedness outstanding including capital lease indebtedness. Cash paid for interest was $379 million for the year ended December 31, 2014. CERP’s estimated debt service obligation for 2015 is $433 million, consisting of $39 million in principal maturities and $394 million in required interest payments. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows.
CERP’s estimated interest payments for the years ended December 31, 2016 through 2019 under the current debt structure are $394 million, $407 million, $415 million, and $405 million, respectively, and $539 million in total thereafter through maturity.
CERP’s ability to fund its operations, pay its debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond its control, and disruptions in capital markets and restrictive covenants related to its existing debt could impact CERP’s ability to secure additional funds through financing activities. We believe that CERP’s cash and cash equivalents balance, its cash flows from operations, and/or financing available under its revolving credit facility will be sufficient to meet normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
CERP Financing, Debt Covenant Compliance and Restrictions
In October 2013, CERP (i) completed the offering of $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (together with the 8.0% first-priority senior secured notes due 2020, the “CERP Notes”) and (ii) entered into a first lien credit agreement governing a new $2.8 billion senior secured credit facility, consisting of senior secured term loans in an aggregate principal amount of $2.5 billion (“CERP Term Loans”) and a senior secured revolving credit facility in an aggregate principal amount of up to $270 million (collectively, the “CERP Credit Facilities”). We refer to this refinancing transaction as the “CERP Financing,” the proceeds of which were used to repay the lower interest rate commercial mortgage-backed securities (“CMBS”) and LINQ/Octavius project financing debt.
CERP pledged a significant portion of its assets as collateral under the CERP Credit Facilities and the CERP Notes. The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of December 31, 2014, there was $180 million in borrowings outstanding under the senior secured revolving credit facility, and no amounts were committed to outstanding letters of credit.
See Note 10, “Debt - CERP Debt: CERP Financing and CERP Restrictive Covenants,” for additional information and a description of CERP’s debt covenant requirements and restrictions.
CGP LLC Liquidity Discussion and Analysis
CGP LLC’s primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the CGPH Term Loan, as defined below. CGP LLC’s cash and cash equivalents, excluding restricted cash, totaled $944 million as of December 31, 2014, and includes $92 million held by a foreign subsidiary.
Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC’s operating cash inflows are used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. CGP LLC’s ability to refinance debt will depend upon numerous factors such as market conditions, CGP LLC’s financial performance, and the limitations applicable to such transactions under CGP LLC’s and its subsidiaries’ financing documents. Additionally, CGP LLC’s ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP LLC’s control, and disruptions in capital markets and restrictive covenants related to CGP LLC’s existing debt could impact CGP LLC’s ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.
CGP LLC’s cash paid for interest was $107 million for the year ended December 31, 2014. CGP LLC’s estimated debt service obligation for 2015 is $206 million, consisting of $20 million in principal maturities and $186 million in required interest payments. CGP LLC’s estimated interest payments for the years ended December 31, 2016 through 2019 under the current debt structure are $187 million, $196 million, $200 million, and $200 million, respectively, and $316 million in total thereafter through maturity.

CGP LLC’s ability to fund its operations, pay its debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond its control, and disruptions in capital markets and restrictive covenants related to its existing debt could impact CGP LLC’s ability to secure additional funds through financing activities. We believe that CGP LLC’s cash and cash equivalents balance, its cash flows from operations, and/or financing available under its revolving credit facility will be sufficient to meet normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Caesars Growth Properties Holdings Term Loan (“CGPH Term Loan”)
In May 2014, CGPH closed on the $1.2 billion term loan pursuant to a First Lien Credit Agreement (the "Credit Agreement"). The Credit Agreement also provides for a $150 million revolving credit agreement (the "Revolving Credit Facility"). As of December 31, 2014, no borrowings were outstanding under the Revolving Credit Facility, and no material amounts were committed to outstanding letters of credit. CGP LLC used $477 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement and recognized a $28 million loss on early extinguishment of debt. The proceeds were also used to fund the CEOC-CGP LLC Property Transaction as disclosed in Note 2, “Basis of Presentation and Principles of Consolidation - Property Transaction between CEOC and CGP LLC.”
The Credit Agreement is guaranteed by Caesars Growth Properties Parent, LLC, the direct parent of CGPH and a subsidiary of CGP LLC, (“CGP LLC Parent”) and the material, domestic wholly owned subsidiaries of CGPH (subject to exceptions), and are secured by a pledge of the equity interest of CGPH directly held by CGP LLC Parent and substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
See Note 10, “Debt - CGP LLC Debt: Caesars Growth Properties Holdings Term Loan,” for additional information and a description of CGP LLC’s debt covenant requirements and restrictions related to the CGPH Term Loan.
Caesars Growth Properties Holdings Notes (“CGPH Notes”)
In April 2014, CGPH and Caesars Growth Properties Finance, Inc., subsidiaries of CGP LLC, (collectively, the “CGP LLC Issuers”) issued $675 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022. The Issuers will pay interest on the CGPH Notes at 9.375% per annum, semi-annually commencing in November 2014.
The net proceeds of the CGPH Notes were also used to fund the CEOC-CGP LLC Property Transaction. The CGPH Notes are secured by substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions). None of CGP LLC, CEC or CEOC guarantee the CGPH Notes.
See Note 10, “Debt - CGP LLC Debt: Caesars Growth Properties Holdings Notes,” for additional information and a description of CGP LLC’s debt covenant requirements and restrictions related to the CGPH Notes.
Horseshoe Baltimore Credit and FF&E Facilities
In July 2013, CBAC Borrower, LLC ("CBAC"), a joint venture among Caesars Baltimore Investment Company, LLC ("CBIC") and other investors, entered into a credit agreement (the "Horseshoe Baltimore Credit Facility") in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore Development"). The Horseshoe Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries. The Horseshoe Baltimore Credit Facility provides for (i) a $300 million senior secured term facility and (ii) a $10 million senior secured revolving facility with a five-year maturity. The term facility was fully drawn as of December 31, 2014, while the revolving facility remained undrawn as of December 31, 2014.
CBAC also entered into an equipment financing term loan facility that provides for up to $30 million (the “Horseshoe Baltimore FF&E Facility”), which may be used to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment to be used in the Baltimore Development. As of December 31, 2014, $30 million was outstanding on the Horseshoe Baltimore FF&E Facility.
See Note 10, “Debt - CGP LLC Debt: Horseshoe Baltimore Credit and FF&E Facilities,” for additional information and a description of CGP LLC’s debt covenant requirements and restrictions related to the Horseshoe Baltimore Credit and FF&E Facilities.
Cromwell Credit Facility
In November 2012, The Cromwell entered into a $185 million senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon.

See Note 10, “Debt - CGP LLC Debt: Cromwell Credit Facility,” for additional information and a description of CGP LLC’s debt covenant requirements and restrictions related to the Cromwell Credit Facility.
CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $48 million. The promissory notes converted into approximately 8,913 shares of CIE common stock in November 2014.
Consolidated Liquidity Discussion and Analysis
Consolidated cash and cash equivalents, excluding restricted cash, totaled $2.8 billion as of December 31, 2014. Cash and cash equivalents as of December 31, 2014, includes (1) $944 million held by CGP LLC, which is not available for our use to fund operations or satisfy our obligations unrelated to CGP LLC; and (2) $1.2 billion held by CEOC, which is subject to CEOC’s Financial Restructuring Plan described above.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facilities. CERP’s revolving credit facility provides for up to $270 million, of which $90 million remained as available borrowing capacity for CERP as of December 31, 2014. CGP LLC’s revolving credit facility provides for up to $150 million, and an immaterial amount was committed for outstanding letters of credit as of December 31, 2014.
We experienced negative consolidated operating cash flows of $735 million for the year ended December 31, 2014, and expect to experience negative consolidated operating cash flows for the foreseeable future.
As previously noted, CEOC did not expect that its cash flows from operations would be sufficient to repay its indebtedness, and as a result, has begun a reorganization under Chapter 11 of the Bankruptcy Code. Although CEOC does not believe that its cash flows from operations combined with existing liquidity sources will be sufficient to repay its indebtedness when it comes due, because of the absence of cross-default provisions in the indebtedness issued by other CEC subsidiaries due within the next 15 months and the modification of the parent guarantee (as discussed in Note 10, “Debt”), we do not believe that the impact of the event of default by CEOC, resulting from its bankruptcy filing, would materially impact the liquidity of CEC and its consolidated operating subsidiaries other than CEOC.
As described in Note 2, “Basis of Presentation and Principles of Consolidation - Caesars Enterprise Services,” CEOC, CERP, and CGPH entered into a services joint venture, CES. Effective October 1, 2014, substantially all our properties are managed by CES (and the remaining properties will be transitioned upon regulatory approval). Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement, we believe that CEC and its other operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing.
As described in “Going Concern” in Note 1, “Description of Business,” and described more fully in Note 15, “Litigation, Contractual Commitments, and Contingent Liabilities,” under the heading “Noteholder Disputes,” and in Note 22, “Subsequent Events - Other,” under the heading “Demands for Payment,” the Noteholder Disputes are in their very preliminary stages and discovery has begun on the Unsecured Note Lawsuits (as defined in Note 15). We cannot provide assurance as to the outcome of the Noteholder Disputes or of the range of potential losses should the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the stage of the related litigation. Should these matters ultimately be resolved through litigation outside of the CEOC Financial Restructuring, and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we have concluded that the material uncertainty related to certain of the Litigation proceeding against CEC raises substantial doubt about the Company's ability to continue as a going concern.
In March 2012, we filed a registration statement with the SEC to sell shares of Caesars Entertainment’s common stock up to a maximum aggregate offering price of $500 million. During 2013, we issued and sold a total of 11 million shares for aggregate proceeds of $217 million (before expenses). During 2014, we issued and sold a total of seven million shares for aggregate proceeds of $136 million (before expenses).
In May 2014, we sold 68,100 (as adjusted) of our shares of CEOC’s common stock to certain qualified institutional buyers for an aggregate purchase price of $6 million, which represented 5% of our ownership interest in CEOC. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released pursuant to the terms of the indentures.

The foregoing liquidity discussions are forward-looking statements based on assumptions as of the date of this filing that may or may not prove to be correct. Actual results may differ materially from CEC’s present expectations. Factors that may cause actual results to differ materially from present expectations include, without limitation, the results of ongoing bankruptcy proceedings of CEOC and the positive or negative changes in the operational and other matters assumed in preparing the CEC forecasts.
Cost Savings Initiatives
We have previously disclosed our 2015 cost savings plan, which consists of a series of operational, marketing, and corporate cost saving initiatives and clear and definitive accountability for execution at the senior management team level. As of December 31, 2014, we estimate that our cost savings initiatives will produce annual cost savings of $220 million, based on the full implementation of current projects that are in process, of which $180 million relates to CEOC. As we realize savings or identify new cost-reduction activities, this amount may change.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, and online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects, including projects currently under development and additional projects being pursued, is typically funded from established debt programs, specific project financing, and additional debt offerings. Proceeds not used for capital expenditures are required to be used to purchase term loans under the CEOC Credit Facilities.
If we proceed with our planned development projects, they will require significant capital commitments. We anticipate that if completed, our planned development projects may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.
Projected Capital Expenditures for 2015

(In millions)	Low	High
CEOC	$205	$270
CERP	135	200
CGP LLC	205	230
CES	30	50
Total	$575	$750
For the year ended December 31, 2014, our capital spending totaled $998 million, net of an increase of $46 million of related payables. These capital expenditures were primarily related to the Horseshoe Baltimore development and the redevelopment of The Cromwell. Project financing totaling $400 million was used for these two development projects. Estimated total capital expenditures for 2015 are expected to be between $575 million and $750 million. Capital expenditures include funds for hotel remodel projects at Caesars Palace and other properties, funds for hospitality and maintenance projects, completion of The LINQ Hotel renovation and Horseshoe Baltimore, the completion of the Atlantic City Convention and Meeting Center, and funds for IT, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures. We expect to fund these capital expenditures from cash flows generated by our operating activities.
There are various risks and uncertainties and the expected capital expenditures set forth above may change for various reasons, including our financial performance, market conditions and the CEOC bankruptcy process.

Summary of Capital Expenditures

	Years Ended December 31,			Increase/(Decrease)
(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Development	$360	$322	$233	$38	$89
Renovation/refurbishment	580	323	227	257	96
Other	58	81	47	(23)	34
Total capital expenditures	$998	$726	$507	$272	$219

Included in capital expenditures:	2014	2013	2012
Capitalized payroll costs	$11	$8	$7
Capitalized interest	45	38	38
Capital expenditures increased $272 million in 2014 compared with 2013, primarily due to development expenditures associated with The LINQ promenade and Horseshoe Baltimore, renovation of The Cromwell, and the accelerated pace of our renovation and refurbishment projects at various other properties. The $219 million increase in 2013 compared with 2012 was primarily due to development expenditures associated with The LINQ promenade.
Cash Flow Activity
Cash Flows from Operating Activities
Cash flows used in operating activities was $735 million in 2014 compared with $99 million in 2013. The decline was primarily due to the decline in property EBITDA, the increase in cash paid for interest, and the increase in corporate expenses.
Cash flows used in operating activities was $99 million in 2013 compared with cash flows provided by operating activities of $33 million in 2012. The decline was primarily due to the decline in property EBITDA and the increase in cash paid for interest.
Cash Flows from Investing Activities
Cash flows used in investing activities was $689 million in 2014 compared with cash flows provided by investing activities of $65 million in 2013. The increase in cash flows used was primarily due to an increase in acquisitions of property and equipment in 2014 compared with 2013 due to the capital development projects described above in “Capital Spending and Development,” which was partially offset by the decrease in restricted cash primarily due to the release of restrictions on cash reserved for these projects.
Cash flows provided by investing activities was $65 million in 2013 compared with cash flows used in investing activities of $1.2 billion in 2012. The majority of the improvement relates to restricted cash received from the issuance of debt being placed into escrow in the fourth quarter of 2012 and subsequently released from escrow in the first quarter of 2013. This increase was partially offset by an increase in acquisitions of property and equipment in 2013 compared with 2012 primarily due to the development of Horseshoe Baltimore and The LINQ promenade and renovations of The Cromwell and Bally’s Hotel & Casino.
Cash Flows from Financing Activities
Cash flows provided by financing activities was $1.5 billion in 2014 compared with $651 million in 2013. The increase was primarily due to fewer repayments of long-term debt in 2014 compared with 2013, and was partially offset by a decrease in proceeds received from the issuance of long-term debt. In addition, 2013 cash flows included $1.2 billion in proceeds from the sale of subsidiary interest as a result of CAC’s purchase of 100% of the voting interest in CGP LLC (see Note 2, “Basis of Presentation and Principles of Consolidation).

Supplemental Cash Flow Information - Cash Flows from Financing Activities

	Year Ended December 31, 2014
(In millions)	Proceeds from the issuance of long-term debt	Repayments of long-term debt
Incremental Term Loans	$1,528	$(1,275)
CGPH Term Loan	1,141	—
CGPH First Closing Term Loan	693	(700)
CGPH Notes	660	—
CERP Senior Secured Revolver	295	(115)
Horseshoe Baltimore Credit and FF&E Facilities	106	—
Planet Hollywood Loan Agreement	—	(495)
Other Debt Activity	13	(214)
Capital Lease Payments	—	(34)
Total	$4,436	$(2,833)
Cash flows provided by financing activities was $651 million in 2013 compared with $1.5 billion in 2012. The decrease was primarily due to increased repayments of long-term debt, partially offset by increased proceeds received from the issuance of long-term debt, and the $1.2 billion in proceeds from the sale of subsidiary interest described above.
Reconciliation of Non-GAAP Financial Measures
Property EBITDA is presented as a supplemental measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) (benefit)/provision for income taxes, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
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

Reconciliation of Net Loss Attributable to Caesars to Property EBITDA

	Years Ended December 31,
(In millions)	2014	2013	2012
Net loss attributable to Caesars	$(2,783)	$(2,948)	$(1,508)
Net income/(loss) attributable to noncontrolling interests	(83)	8	5
Net loss	(2,866)	(2,940)	(1,503)
Loss from discontinued operations, net of income taxes	192	207	400
Loss from continuing operations, net of income taxes	(2,674)	(2,733)	(1,103)
Benefit for income taxes	(543)	(1,517)	(701)
Loss from continuing operations before income taxes	(3,217)	(4,250)	(1,804)
Other (gains)/losses	95	(28)	(162)
Interest expense	2,670	2,252	2,100
Income/(loss) from operations	(452)	(2,026)	134
Depreciation and amortization	636	701	844
Write-downs, reserves, and project opening costs, net of recoveries	120	104	99
Impairment of goodwill	695	104	195
Impairment of tangible and other intangible assets	299	2,727	430
Corporate expense	282	161	195
Acquisition and integration costs and other	116	99	23
EBITDA attributable to discontinued operations	(7)	7	108
Property EBITDA	$1,689	$1,877	$2,028
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, self-insurance reserves, the purchase price allocations made in connection with our acquisitions/mergers, the calculation of our income tax liabilities, and the determination of whether to consolidate a variable interest entity require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from our estimates.
We consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.
When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate under specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. As described in Notes 1, 15, 22, and 23, we are a defendant in litigation and other Noteholder Disputes relating to certain CEOC related transactions dating back to 2010. These matters raise substantial doubt about CEC’s ability to continue as a going concern. Management's plans concerning these matters are also discussed in those same Notes.

Long-Lived Assets
We have significant capital invested in our long-lived assets and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. See Note 7, “Property and Equipment, net” for additional information.
Goodwill and Other Non-Amortizing Intangible Assets
The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future revenues and EBITDA, valuation multiples, and discount rates to determine their estimated fair value. Our future revenues and EBITDA assumptions are determined based upon actual results giving effect to expected changes in operating results in future years. Our valuation multiples and discount rates are based upon market participant assumptions using a defined gaming peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the next twelve months, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis, and for our Las Vegas properties, which comprise a significant portion of our remaining goodwill balance. As of December 31, 2014, we had approximately $2.4 billion in total book value of goodwill and $2.5 billion of other non-amortizing intangible assets, a large number of which have been recently impaired, and accordingly, are at risk of partial or total impairment should we experience minor adverse changes in our significant assumptions. Impairment charges related to goodwill or intangible assets other than goodwill are recognized in impairment of goodwill or impairment of tangible and other intangible assets in the Statements of Operations. See Note 8, “Goodwill and Other Intangible Assets,” for additional information.
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2014, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $23 million.
Self-Insurance Accruals
We are self-insured for various levels of workers’ compensation, property and general liability, employee medical coverage, and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. We also utilize consultants to assist in the determination of certain estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not yet reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions. As of December 31, 2014, the estimated reserve falls into the generally observed ranges for each coverage. These ranges in total are a decrease of the reserve of approximately $7 million to an increase of the reserve of approximately $4 million based on the actuarial assumptions.

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
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on certain foreign and state net operating losses (“NOLs”), and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets were not deemed realizable based upon near term estimates of future taxable income.
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
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service and various state taxing authorities on open tax positions, and in general, it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Variable Interest Entities (“VIE”)
We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. For VIEs that are under common control with affiliates, in lieu of an assessment of the power to direct the activities that most significantly impact the results of the VIE, we may be required to assess a number of other factors to determine the consolidating entity, including the following: (i) the closeness of the association that the VIE has with the businesses of the affiliated entities, (ii) the entity from which the VIE obtained its assets; (iii) the nature of ongoing management and other agreements; and (iv) the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE. Along with the VIEs that are consolidated in accordance with the above guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. A change in determination could have a material impact on our financial statements, see Note 2, “Basis of Presentation and Principles of Consolidation.”
Significant Accounting Policies
For a summary of our significant accounting policies, refer to Note 4, “Summary of Significant Accounting Policies.”
Recently Issued and Proposed Accounting Standards
For discussion of the adoption and potential impact of recently issued accounting standards, see Note 5, “Recently Issued Accounting Pronouncements.”

Contractual Obligations and Commitments
This table excludes projected contractual interest payments. Due to the CEOC’s proceedings under Chapter 11 of the Bankruptcy Code, CEOC does not expect to pay interest on its Credit Facilities and other secured and unsecured notes affected by the bankruptcy after the Petition Date of January 15, 2015 (see Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation”). However, on January 2, 2015, CEOC made a regularly scheduled interest payment of $109 million prior to the Petition Date on the term loans issued under the Credit Facilities.
Consolidated Contractual Obligations (1)

	Payments due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, face value	$25,570	$18,029	$110	$475	$6,956
Capital lease obligations	32	20	12	—	—
Estimated interest payments (2)	3,839	580	1,184	1,220	855
Operating lease obligations	1,280	68	125	119	968
Purchase order obligations	135	135	—	—	—
Community reinvestment	65	7	13	13	32
Construction commitments	203	203	—	—	—
Entertainment obligations (3)	168	58	61	49	—
Letters of credit	100	100	—	—	—
Minimum payments to tribes (4)	137	18	50	37	32
Other contractual obligations (5)	358	92	74	36	156
Total contractual obligations	$31,887	$19,310	$1,629	$1,949	$8,999
Portion of Consolidated Contractual Obligations Attributable to CEOC (1)

	Payments due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total contractual obligations - CEOC	$19,717	$18,345	$240	$174	$958
____________________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits for which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(2)
Estimated interest for variable-rate debt included in this table is based on rates as of December 31, 2014. Estimated interest includes interest related to capital leases, but excludes interest on CEOC’s credit facilities, as described above.

(3)	Entertainment obligations represent obligations to pay performers that have contracts for future performances.

(4)
The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide that a minimum monthly payment be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments pursuant to the contracts for the three managed Indian-owned facilities now open is $1 million per month. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

(5)	Primarily includes licensing, management, and other fees.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $25.6 billion face value of debt as of December 31, 2014, including capital lease obligations, CEOC had eight interest rate swap agreements to fix the interest rate on $5.8 billion of variable rate debt, which were settled for $17 million in February 2015. These agreements have expired and are not being renewed; accordingly we have no further market risk associated with derivative instruments.
Largely due to the bankruptcy filing of CEOC, $18.0 billion of face value of debt is now classified as short term (see Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation”). The remaining face value of long term debt, $7.6 billion, includes $4.3 billion of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt a hypothetical 1% decrease in interest rates would not have a material impact on interest expense, while a hypothetical 1% increase in interest rates would increase interest expense approximately $9 million.
We do not purchase or hold any derivative financial instruments for trading purposes. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Caesars Entertainment Corporation:
We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedules included in Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a defendant in litigation and other noteholder disputes concerning certain transactions dating back to 2010, related to the Company’s majority owned subsidiary, Caesars Entertainment Operating Company, Inc. (CEOC). The potential outcome of these matters raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are discussed in Notes 1, 15, and 22 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 10 to the consolidated financial statements, on January 14, 2015, CEOC defaulted on certain second-priority senior secured notes and other CEOC notes having cross-default provisions (“CEOC Defaulted Debt”) resulting in the reclassification of all CEOC Defaulted Debt to current portion of long-term debt as of December 31, 2014. As discussed in Note 23 to the consolidated financial statements, on January 15, 2015, CEOC and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code, which resulted in the Company deconsolidating CEOC effective January 15, 2015.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2015, expressed an adverse opinion on the Company's internal control over financial reporting due to the material weaknesses identified.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 16, 2015

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions, except par value)	2014	2013
Assets
Current assets
Cash and cash equivalents ($944 and $977 attributable to our VIE)	$2,806	$2,771
Restricted cash ($15 and $29 attributable to our VIE)	76	88
Receivables, net ($97 and $55 attributable to our VIE)	518	620
Deferred income taxes ($5 and $7 attributable to our VIE)	5	9
Prepayments and other current assets ($27 and $16 attributable to our VIE)	225	237
Inventories ($3 and $0 attributable to our VIE)	43	45
Total current assets	3,673	3,770
Property and equipment, net ($2,570 and $516 attributable to our VIE)	13,456	13,238
Goodwill ($291 and $113 attributable to our VIE)	2,366	3,063
Intangible assets other than goodwill ($289 and $180 attributable to our VIE)	3,150	3,488
Restricted cash ($25 and $232 attributable to our VIE)	109	337
Deferred income taxes ($13 and $0 attributable to our VIE)	14	—
Deferred charges and other assets ($60 and $11 attributable to our VIE)	767	793
Total assets	$23,535	$24,689

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($79 and $55 attributable to our VIE)	$349	$443
Accrued expenses and other current liabilities ($242 and $126 attributable to our VIE)	1,199	1,212
Interest payable ($37 and $6 attributable to our VIE)	736	390
Deferred income taxes ($2 and $0 attributable to our VIE)	217	289
Current portion of long-term debt ($20 and $48 attributable to our VIE)	15,779	197
Total current liabilities	18,280	2,531
Long-term debt ($2,306 and $674 attributable to our VIE)	7,434	20,918
Deferred income taxes ($8 and $4 attributable to our VIE)	2,079	2,476
Deferred credits and other liabilities ($124 and $67 attributable to our VIE)	484	668
Total liabilities	28,277	26,593

Commitments and contingencies (Note 15)

Stockholders’ deficit
Common stock; voting; $0.01 par value; 147 and 139 shares issued, respectively	1	1
Treasury Stock: 2 and 2 shares, respectively	(19)	(16)
Additional paid-in capital	8,140	7,231
Accumulated deficit	(13,104)	(10,321)
Accumulated other comprehensive loss	(15)	(17)
Total Caesars stockholders’ deficit	(4,997)	(3,122)
Noncontrolling interests	255	1,218
Total stockholders’ deficit	(4,742)	(1,904)
Total liabilities and stockholders’ deficit	$23,535	$24,689

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share data)	2014	2013	2012
Revenues
Casino	$5,418	$5,529	$5,916
Food and beverage	1,522	1,451	1,438
Rooms	1,207	1,167	1,147
Management fees	58	57	47
Other	1,197	855	740
Reimbursed management costs	252	268	67
Less: casino promotional allowances	(1,138)	(1,107)	(1,169)
Net revenues	8,516	8,220	8,186
Operating expenses
Direct
Casino	3,253	3,112	3,368
Food and beverage	694	639	634
Rooms	315	296	289
Property, general, administrative, and other	2,306	2,035	1,908
Reimbursable management costs	252	268	67
Depreciation and amortization	636	701	844
Write-downs, reserves, and project opening costs, net of recoveries	120	104	99
Impairment of goodwill	695	104	195
Impairment of tangible and other intangible assets	299	2,727	430
Corporate expense	282	161	195
Acquisition and integration costs and other	116	99	23
Total operating expenses	8,968	10,246	8,052
Income/(loss) from operations	(452)	(2,026)	134
Interest expense	(2,670)	(2,252)	(2,100)
Other gains/(losses)	(95)	28	162
Loss from continuing operations before income taxes	(3,217)	(4,250)	(1,804)
Income tax benefit	543	1,517	701
Loss from continuing operations, net of income taxes	(2,674)	(2,733)	(1,103)
Discontinued operations
Loss from discontinued operations	(213)	(239)	(520)
Income tax benefit	21	32	120
Loss from discontinued operations, net of income taxes	(192)	(207)	(400)
Net loss	(2,866)	(2,940)	(1,503)
Net (income)/loss attributable to noncontrolling interests	83	(8)	(5)
Net loss attributable to Caesars	$(2,783)	$(2,948)	$(1,508)

Loss per share - basic and diluted
Loss per share from continuing operations	$(18.18)	$(21.32)	$(8.83)
Loss per share from discontinued operations	(1.35)	(1.61)	(3.21)
Net loss per share	$(19.53)	$(22.93)	$(12.04)
Weighted-average common shares outstanding - basic and diluted	142	129	125

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
(In millions)	2014	2013	2012
Net loss	$(2,866)	$(2,940)	$(1,503)
Other comprehensive income/(loss):
Defined benefit plan adjustments	(3)	1	—
Reclassification of defined benefit plan adjustments to interest expense	—	1	—
Foreign currency translation adjustments	5	(24)	21
Reclassification of loss on derivative instruments from other comprehensive loss to interest expense	—	4	28
Unrealized losses on available-for-sale investments	(4)	(4)	(1)
Total other comprehensive income/(loss), before income taxes	(2)	(22)	48
Income tax provision related to items of other comprehensive income/(loss)	—	(16)	(11)
Total other comprehensive income/(loss), net of income taxes	(2)	(38)	37
Total comprehensive loss	(2,868)	(2,978)	(1,466)

Less: amounts attributable to noncontrolling interests:
Net loss	83	(8)	(5)
Foreign currency translation adjustments	—	—	(1)
Total amounts attributable to noncontrolling interests	83	(8)	(6)
Comprehensive loss attributable to Caesars	$(2,785)	$(2,986)	$(1,472)

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Caesars Stockholders
(In millions)			Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity	Non- controlling Interests	Total Equity
	Common Stock	Treasury Stock
Balance at December 31, 2011	$1	$—	$6,885	$(5,865)	$(15)	$1,006	$47	$1,053
Net income/(loss)	—	—	—	(1,508)	—	(1,508)	5	(1,503)
Share-based compensation	—	—	34	—	—	34	—	34
Initial public offering	—	—	17	—	—	17	—	17
Repurchase of treasury shares	—	(16)	16	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	36	36	1	37
Increase in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	27	27
Other	—	—	2	—	—	2	—	2
Balance at December 31, 2012	1	(16)	6,954	(7,373)	21	(413)	80	(333)
Net income/(loss)	—	—	—	(2,948)	—	(2,948)	8	(2,940)
Share-based compensation	—	—	40	—	—	40	—	40
Common stock issuances	—	—	216	—	—	216	—	216
Other comprehensive loss, net of tax	—	—	—	—	(38)	(38)	—	(38)
Increase in noncontrolling interests, net of distributions and contributions	—	—	25	—	—	25	1,150	1,175
Purchase of additional interests in subsidiary	—	—	(9)	—	—	(9)	—	(9)
Other	—	—	5	—	—	5	(20)	(15)
Balance at December 31, 2013	1	(16)	7,231	(10,321)	(17)	(3,122)	1,218	(1,904)
Net income/(loss)	—	—	—	(2,783)	—	(2,783)	(83)	(2,866)
Share-based compensation	—	(3)	32	—	—	29	—	29
Common stock issuances	—	—	136	—	—	136	—	136
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Allocation of minority interest resulting from sales and conveyances of subsidiary stock (1)	—	—	754	—	4	758	(744)	14
Bond distribution to noncontrolling interest owners (2)	—	—	—	—	—	—	(160)	(160)
Other	—	—	(13)	—	—	(13)	24	11
Balance at December 31, 2014	$1	$(19)	$8,140	$(13,104)	$(15)	$(4,997)	$255	$(4,742)
____________________

(1)	See Note 11, “Stockholders' Equity and Loss Per Share,” for a description of CEC’s sale of its shares of CEOC common stock and CEOC’s common stock grant.

(2)	See Note 2, “Basis of Presentation and Principles of Consolidation,” for a description of CGP LLC’s distribution of CEOC notes.

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2014	2013	2012
Cash flows from operating activities
Net loss	$(2,866)	$(2,940)	$(1,503)
Adjustments to reconcile net loss to cash flows from operating activities:
(Income)/loss from discontinued operations	192	207	400
(Gains)/losses on early extinguishments of debt	96	30	(136)
Depreciation and amortization	679	722	874
Amortization of deferred finance costs and debt discount/premium	438	360	315
Non-cash write-downs and reserves, net of recoveries	50	64	35
Pension expense, net	21	10	11
Non-cash acquisition and integration costs	33	53	—
Impairment of intangible and tangible assets	994	2,831	624
Share-based compensation expense	132	57	55
Deferred income taxes	(453)	(1,452)	(581)
Change in deferred charges and other	1	(33)	23
Change in deferred credits and other	(199)	(194)	(116)
Change in current assets and liabilities:
Accounts receivable	48	(65)	(94)
Prepayments and other current assets	(24)	12	12
Accounts payable	(43)	70	38
Interest payable	342	157	43
Accrued expenses	(189)	59	11
Other	13	(47)	22
Cash flows from operating activities	(735)	(99)	33
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(998)	(726)	(507)
Change in restricted cash	240	774	(681)
Proceeds from partial sale of subsidiary, net of cash deconsolidated	—	50	42
Payments to acquire businesses, net of transaction costs and cash acquired	(23)	(20)	(38)
Purchases of investment securities	(22)	(30)	(39)
Proceeds from the sale and maturity of investment securities	24	68	32
Proceeds from the sale of assets	65	—	—
Other	25	(51)	(34)
Cash flows from investing activities	(689)	65	(1,225)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	4,436	6,039	4,162
Payments of debt issuance and extension costs	(196)	(153)	(50)
Repayments of long-term debt	(2,833)	(6,605)	(2,661)
Proceeds from sale of interest in subsidiary	8	1,198	32
Issuance of common stock, net of fees	136	217	17
Other	(37)	(45)	(27)
Cash flows from financing activities	1,514	651	1,473
Cash flows from discontinued operations
Cash flows from operating activities	(60)	(20)	(23)
Cash flows from investing activities	5	412	600
Net cash from discontinued operations	(55)	392	577
Net increase/(decrease) in cash and cash equivalents	35	1,009	858
Change in cash classified as assets held for sale	—	4	9
Cash and cash equivalents, beginning of period	2,771	1,758	891
Cash and cash equivalents, end of period	$2,806	$2,771	$1,758

Supplemental Cash Flow Information
Cash paid for interest	$2,070	$1,899	$1,772
Cash paid for income taxes	50	38	17
Change in accrued capital expenditures	46	19	49
Change in assets acquired through financing activities and capital leases	30	67	36
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these footnotes, the words “Company,” “Caesars Entertainment,” “CEC,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, a Delaware corporation, its subsidiaries and consolidated entities, unless otherwise stated or the context requires otherwise.
Note 1 — Description of Business
We conduct business through our majority owned subsidiary, Caesars Entertainment Operating Company, Inc. (“CEOC”), and our wholly owned subsidiary, Caesars Entertainment Resort Properties, LLC (“CERP”), and their respective subsidiaries. We also consolidate Caesars Growth Partners, LLC (“CGP LLC”), which is a variable interest entity (“VIE”) for which we have determined that we are the primary beneficiary. As of December 31, 2014, through our consolidated entities we owned and operated or managed 49 casinos in 14 U.S. states and 5 countries. Of the 49 casinos, 37 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 12 international casinos are land-based casinos, most of which are located in England.
Caesars Interactive Entertainment, Inc. (“CIE”), a majority owned subsidiary of CGP LLC, operates an online gaming business providing for social games on Facebook and other social media websites and mobile application platforms, certain real money games in Nevada and New Jersey, and “play for fun” offerings in other jurisdictions. CIE also owns the World Series of Poker (“WSOP”) tournaments and brand, and licenses trademarks for a variety of products and businesses related to this brand.
We view each casino property and CIE as operating segments and aggregate all such casino properties and CIE into four reportable segments based on management’s view of these properties, which aligns with their ownership and underlying credit structures: CEOC, CERP, Caesars Growth Partners, LLC Casino Properties and Developments (“CGP LLC Casinos”), and CIE. We revised our presentation from one reportable segment to the four listed above effective October 1, 2014, in conjunction with Caesars Enterprise Services (“CES”) commencing operations, as the way in which CEC management assesses results and allocates resources is aligned in accordance with these segments (See Note 21, “Segment Reporting”).
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. As described more fully below and in Notes 15, 22, and 23 we are a defendant in litigation and other Noteholder Disputes relating to certain CEOC related transactions dating back to 2010. These matters raise substantial doubt about CEC’s ability to continue as a going concern. Management's plans concerning these matters are also discussed in Notes 3, 15, and 22 to the consolidated financial statements.
As described more fully in Note 15, “Litigation, Contractual Commitments, and Contingent Liabilities,” under the heading “Noteholder Disputes,” and in Note 22, “Subsequent Events - Other,” under the heading “Demands for Payment,” we are subject to currently pending or threatened litigation (the “Litigation”) and demands for payment by certain creditors asserting CEC is obligated under the former parent guarantee of certain CEOC defaulted debt (the “Demands” and, together with the Litigation, the “Noteholder Disputes”). The Litigation pending against CEOC, and in certain cases against CEC and its other subsidiaries, has been stayed due to the Chapter 11 bankruptcy process; however, certain Litigation and the Demands against CEC are continuing outside of the Chapter 11 bankruptcy process. The Company believes that the Litigation claims and Demands against CEC are without merit and intends to defend itself vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. The Noteholder Disputes are in their very preliminary stages and discovery has begun on the Unsecured Note Lawsuits (as defined in Note 15). We cannot provide assurance as to the outcome of the Noteholder Disputes or of the range of potential losses should the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the stage of the related litigation. Should these matters ultimately be resolved through litigation outside of the CEOC Financial Restructuring, and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we have concluded that the material uncertainty related to certain of the Litigation proceeding against CEC raises substantial doubt about the Company’s ability to continue as a going concern.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Condition and Other Matters
Over the past three years we have incurred cumulative net losses totaling $7.2 billion, primarily due to $7.0 billion of interest expense resulting from our highly-leveraged capital structure. As of December 31, 2014, we had a total accumulated deficit of $13.1 billion and long term debt, including current portion of $15.8 billion, totaled $23.2 billion. Our cash flows from operating activities were negative $772 million over the past three years, primarily due to cash paid for interest of $5.7 billion.
The substantial majority of the preceding negative financial factors have occurred in our largest operating subsidiary, CEOC, which has incurred cumulative net losses totaling $7.1 billion resulting from interest expense of $6.2 billion over the past three years. As of December 31, 2014, CEOC had a total accumulated deficit of $11.4 billion and long term debt, including current portion of $15.7 billion, totaled $16.2 billion. CEOC has experienced negative cash flows from operating activities over the past three years, primarily due to cash paid for interest. All of the foregoing factors have raised substantial doubt about CEOC’s ability to continue as a going concern. See “CEOC Financial Restructuring Plan” below.
CEOC Financial Restructuring Plan
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”). Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015 (see Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation”).
Announced Merger with Caesars Acquisition Corporation
On December 21, 2014, CEC and Caesars Acquisition Company (“CAC”) entered into a merger agreement, pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company. Subject to the terms and conditions of the merger agreement, upon consummation of the merger, each share of class A common stock of CAC issued and outstanding immediately prior to the effective time of the Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, equal to 0.664 to one (the “Exchange Ratio”).
The Exchange Ratio may be subject to adjustment by the Special Committee of CAC’s Board of Directors (the “CAC Special Committee”) and the Special Committee of CEC’s Board of Directors (the “CEC Special Committee”), each composed solely of independent directors, during the Adjustment Period after taking into consideration all relevant facts and circumstances affecting the intrinsic value of CAC and CEC. The Adjustment Period is defined as the 14-day period beginning on the later of:

(i)	the date that the Caesars Entertainment Operating Company, Inc. (“CEOC”) restructuring plan is confirmed; and

(ii)
 the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the Exchange Ratio.

If at the end of the Adjustment Period the CAC Special Committee and the CEC Special Committee have not agreed to an adjustment to the Exchange Ratio, there will not be an adjustment to the Exchange Ratio. Within five business days following the end of the Adjustment Period, either CAC or CEC may terminate the merger agreement if:

(a)
the CAC Special Committee and the CEC Special Committee cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors’ fiduciary duties; or

(b)
the CAC Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to CEC or CAC and its public stockholders, as applicable.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 — Basis of Presentation and Principles of Consolidation
Basis of Presentation and Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from those estimates.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Principles of Consolidation
Our consolidated financial statements include the accounts of Caesars Entertainment and its subsidiaries after elimination of all intercompany accounts and transactions.
We consolidate into our financial statements the accounts of all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, (1) whereby affiliates that are more than 50% owned are consolidated; (2) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method; and (3) investments in affiliates of 20% or less are generally accounted for using the cost method.
Caesars Growth Partners, LLC
Formation of CGP LLC
CGP LLC was formed in October 2013 through the execution of a series of transactions between subsidiaries of Caesars Entertainment and Caesars Acquisition Company (“CAC”). CAC owns 100% of the voting membership units in CGP LLC.
A summary of the formation transactions (the “Transactions”) is as follows:

(i)
Caesars Entertainment made the Class A common stock of CAC available via a subscription rights offering to its shareholders as of October 17, 2013, the record date, (the “CAC Rights Offering”). Each subscription right entitled its holder to purchase one share of CAC’s Class A common stock or the right to retain such subscription right;

(ii)
Eligible Caesars Entertainment’s shareholders exercised their basic subscription rights in full and purchased $458 million worth of CAC’s Class A common stock at a price of $8.64 per whole share, which CAC used to purchase 100% of the voting units of CGP LLC;

(iii)	CGP LLC used $360 million of the proceeds to purchase the following from CEOC:

a.	the Planet Hollywood Resort & Casino in Las Vegas (“Planet Hollywood”);

b.	the equity interests of the entity that indirectly holds interests in the owner of Horseshoe Baltimore in Maryland (the “Maryland Joint Venture”); and

c.
a 50% interest in the management fee revenues of PHW Manager, LLC, which manages Planet Hollywood, and Caesars Baltimore Management Company LLC, which holds an agreement to manage the Maryland Joint Venture.

(iv)
Caesars Entertainment contributed all of the shares of CIE’s outstanding common stock held by a subsidiary and approximately $1.1 billion in aggregate principal amount of senior notes held by a subsidiary (the “CEOC Notes” and, together with the shares of CIE, the “Contributed Assets”) to CGP LLC, in exchange for all of CGP LLC’s non-voting units.

The closing of the CAC Rights Offering occurred on November 18, 2013. Pursuant to the CAC Rights Offering, CAC distributed a total of 135,771,882 shares of Class A common stock and received aggregate gross proceeds of approximately $1.2 billion.
Also on October 21, 2013, the aggregate fair market value of the subscription rights issued by Caesars Entertainment was restored to Caesars Entertainment from CGP LLC through a return of senior notes issued by CEOC and previously contributed to CGP LLC by CEC. The amount of the restoration was approximately $21 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CGP LLC reimbursed Caesars Entertainment and CAC for certain fees and expenses incurred in connection with this transaction.
Subject to the terms and conditions described in the certificate of incorporation of CAC and the operating agreement of CGP LLC, after October 21, 2016, Caesars Entertainment will have the right to acquire all or a portion of the voting units of CGP LLC (or, at the election of CAC, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment at such time. The purchase consideration may be, at Caesars Entertainment’s option, cash or shares of Caesars Entertainment’s common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP LLC (or shares of CAC’s Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units.
Consolidation of CGP LLC as a Variable Interest Entity
Because the equity holders in CGP LLC receive returns disproportionate to their voting interests and substantially all the activities of CGP LLC are related to Caesars, CGP LLC has been determined to be a variable interest entity (“VIE”). CAC is the sole voting member of CGP LLC - neither CAC nor CGP LLC guarantees any of Caesars’ debt. The creditors or beneficial holders of CGP LLC have no recourse to the general credit of Caesars Entertainment. Caesars Entertainment has certain obligations to CGP LLC through the management and services agreements.
We have determined that we are the primary beneficiary of CGP LLC and are required to consolidate them. This conclusion was based upon the weighing of a number of items, including the following: (i) the close association that CGP LLC has with Caesars, including the fact that all of the assets and businesses owned by CGP LLC were acquired from Caesars; and (ii) Caesars has the obligation to absorb losses and the right to receive residual returns that could potentially be significant to CGP LLC. See above for greater detail on the formation of CGP LLC and our related accounting.
We account for the noncontrolling interest in CGP LLC using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings and losses of CGP LLC between the controlling and noncontrolling interest. Under this method, the noncontrolling interest in the CGP LLC entity is based upon the noncontrolling interest holders’ contractual claims on CGP LLC’s accounting balance sheet pursuant to the mandatory liquidation provisions of the operating agreement, adjusted for certain common control tax distributions and the bond restoration described above. Caesars’ resulting net income from the controlling interest is the residual net income from the consolidation of the VIE less the HLBV calculated net income attributable to the noncontrolling interest holder. Due to certain mandatory liquidation provisions of the operating agreement, this could result in a net loss to Caesars consolidated results in periods in which CGP LLC reports net income.
CGP LLC generated net revenues of $1.6 billion and $142 million for the years ended December 31, 2014 and 2013, respectively. Net loss attributable to Caesars related to CGP LLC was $405 million and $4 million for the years ended December 31, 2014 and 2013, respectively. The noncontrolling interest balance attributable to CGP LLC at December 31, 2014 was $1.1 billion.
In addition to CGP LLC, we also hold immaterial variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and non-consolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.
Property Transaction between CEOC and CGP LLC
In May 2014, CEOC sold to CGP LLC (hereafter collectively referred to as the “CEOC-CGP LLC Property Transaction”):

(i)	its subsidiaries that own the assets comprising The Cromwell, The LINQ Hotel, Bally’s Las Vegas, and Harrah’s New Orleans (collectively the “Properties”);

(ii)	50% of the ongoing management fees and any termination fees payable under property management agreements to be entered between a CEOC subsidiary and the owners of each of the Properties; and

(iii)	certain intellectual property that is specific to each of the Properties.
In May 2014, CEOC completed the CEOC-CGP LLC Property Transaction for an aggregate purchase price of $2.0 billion, minus assumed debt and other customary closing adjustments. The debt assumed consisted of the $185 million Cromwell Credit Facility described in Note 10, “Debt.”

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the terms of the agreements governing the CEOC-CGP LLC Property Transaction, each property is managed by CEOC. In addition, each property licenses enterprise-wide intellectual property from Caesars Licensing Company, LLC (“CLC”). Upon implementation of CES, as described below, CEOC assigned the management agreements to CES, and CLC granted to CES licenses with respect to the enterprise-wide intellectual property. CEOC receives ongoing management fees during the term of the related property management agreement consisting of a (i) base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year.
In addition to the above, the agreements governing the CEOC-CGP LLC Property Transaction also provide that CEC and CEOC will indemnify CGP LLC for:

(i)	the failure of CEC and CEOC to perform or fulfill any of their covenants or breach any of their representations and warranties under the agreements;

(ii)	new construction and renovation of The LINQ Hotel of up to 15% of amounts in excess of $223 million; and

(iii)	certain other agreed upon matters.
Related Financing Agreement. As disclosed in greater detail in Note 10, “Debt,” in April 2014, CGP LLC entered into a First Lien Credit Agreement providing for a $1.2 billion term loan and a $150 million revolving facility, and completed the offering of $675 million aggregate principal amount of its subsidiaries’ 9.375% second-priority senior secured notes due 2022.
Contingently Issuable Non-Voting Membership Units
Pursuant to the terms of the Transactions, CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment to the extent that the earnings from CIE’s social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be received is capped at a value of $225 million divided by the value of the non-voting units at the date of the Transactions.
CGP LLC recorded a liability of $168 million, representing the fair value of the additional non-voting membership units contingently issuable to Caesars Entertainment during 2016 under the CIE earnout liability described above. The contingently issuable membership units’ fair value is based upon a multiple of EBITDA for the calendar year 2015 in excess of a specified minimum threshold and includes a maximum payout threshold. The fair value of the CIE earnout liability as of December 31, 2014 was $347 million. Such liability is eliminated in our consolidation of CGP LLC.
CIE Unsecured Intercompany Loan
CIE has entered into an unsecured credit facility with CEC (the “CEC Credit Facility”) whereby CEC provided to CIE unsecured intercompany loans, as approved by CIE, on an individual transaction basis. In connection with the purchase of Playtika in 2011 and the December 2012 Buffalo Studios acquisition, CIE borrowed $126 million for Playtika and $42 million for Buffalo Studios under the CEC Credit Facility. The outstanding CIE balance on the CEC Credit Facility as of December 31, 2014, was $40 million. No principal payments are required under the Credit Facility until its maturity date of November 29, 2016. The unsecured intercompany loans bear interest on the unpaid principal amounts at a rate per annum equal to LIBOR plus 5%. The CEC Credit Facility does not have any restrictive or affirmative covenants. The CEC Credit Facility eliminates with the consolidation of CGP LLC.
Distribution of CEOC Notes
In August 2014, CGP LLC effectuated a distribution of 100% of its remaining investment in certain CEOC notes as a dividend to its members, CEC and Caesars Acquisition Company ("CAC"), pro rata based upon each member’s ownership percentage in CGP LLC (the "Notes Distribution"). In connection with the Notes Distribution, CEC received $187 million in aggregate principal amount of the 6.50% Senior Notes and $206 million in aggregate principal amount of the 5.75% Senior Notes and CAC received $138 million in aggregate principal amount of the 6.50% Senior Notes and $151 million in aggregate principal amount of the 5.75% Senior Notes.
Because CGP LLC is a consolidated VIE, the CEOC notes held by CGP LLC prior to the Notes Distribution were eliminated in consolidation and were not reflected as part of CEOC's outstanding debt disclosed in Note 10, "Debt." The CEOC notes received by CEC were subsequently contributed to CEOC for cancellation, as described in Note 10, "Debt - Note Purchase and Support Agreement," which resulted in no impact on the consolidated financial statements of CEC. The CEOC notes received by CAC resulted in an increase in the face value and book value reported for CEOC debt because CAC is not a consolidated entity. In

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

addition, the Notes Distribution resulted in a $160 million decrease in noncontrolling interest (which represents the fair value of the CEOC notes) and an $89 million increase to the discount on long-term debt. The decrease in noncontrolling interest represents CGP LLC's reported fair value of the CEOC notes at the time of the Notes Distribution, while the increase to the discount represents the difference between CGP LLC's fair value for the CEOC notes and the book value reported by CEOC. The Notes Distribution to CAC is being accounted for as a new issuance of debt by CEC for accounting purposes. As a result of this transaction, CEC now reflects the $289 million in face value of notes distributed by CGP LLC to CAC as outstanding, with a total discount of $129 million, resulting in an increase to net book value of debt outstanding equal to the fair value of the related notes, which was $160 million.
Caesars Enterprise Services
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, CEOC, CERP, and CGPH (together with CERP and CEOC, the “Members” and each a “Member”) entered into a services joint venture, CES. CES manages certain Enterprise Assets (as defined hereafter) and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. On October 1, 2014, CES began operations in Nevada, New Jersey and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated Enterprise-wide employees. The enhancement of CES operations described above in other jurisdictions may be subject to regulatory and other approvals in such jurisdictions.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”), which granted licenses to the Members and certain of their affiliates in connection with the implementation of CES. In October 2014, initial contributions by the Members included cash contributions by CERP of $43 million and by CGP LLC for CGPH of $23 million. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees will be available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, CLC, Caesars World, Inc. (“CWI”) and certain of our subsidiaries that are the owners of our properties granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”). CERP also granted CES non-exclusive licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CERP or its subsidiaries.
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
Note 3 — Liquidity Considerations
We are a highly-leveraged company, primarily resulting from the leverage of CEOC. We had $25.6 billion in consolidated face value of debt outstanding as of December 31, 2014, including $18.4 billion outstanding by CEOC. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As of December 31, 2014, our consolidated estimated debt service obligation for 2015 is $18.8 billion, consisting of $18.0 billion in principal maturities and $764 million in

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

required interest payments. Of those totals, CEOC’s estimated debt service obligation for 2015 is $18.2 billion, consisting of $18.0 billion in principal maturities and $184 million in required interest payments.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. CEC has ownership interests in CEOC, CERP and CGP LLC; however, CEC’s relationship with its main operating subsidiaries does not allow for the subsidiaries to provide dividends to CEC nor does CEC have a requirement to fund its subsidiaries’ operations.
Cash and Available Revolver Capacity

	December 31, 2014
(In millions)	CEOC (1)	CERP	CES	CGP LLC	Parent
Cash and cash equivalents	$1,194	$189	$70	$944	$409
Revolver capacity		270	—	150	—
Revolver capacity drawn or committed to letters of credit		(180)	—	—	—
Total		$279	$70	$1,094	$409
____________________

(1)	See information about CEOC’s Financial Restructuring Plan below and Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation.” CEOC is unable to draw on its remaining revolver capacity.
See Note 10, “Debt,” for details of our debt outstanding and related restrictive covenants, including the restrictions on our subsidiaries to pay dividends to CEC or otherwise transfer cash to CEC. This includes, among other information, a table presenting details of our individual borrowings outstanding as of December 31, 2014 and 2013, each subsidiary’s annual maturities of long-term debt (face value) as of December 31, 2014, as well as discussion of recent changes in our debt outstanding and changes in the terms of existing debt subsequent to December 31, 2014.
CEOC Financial Restructuring Plan
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015. However, we expect this financial restructuring plan ultimately will reduce CEOC’s long-term debt and related interest payments. See Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation,” for details of CEOC’s proceedings under Chapter 11 of the Bankruptcy Code and CEOC liquidity considerations.
CEC, CERP and CGP LLC, which are separate entities with independent capital structures, have not filed for bankruptcy relief. All CEC properties, including those owned or managed by CEOC or CES, are continuing to operate in the ordinary course.
CERP Liquidity Discussion and Analysis
As of December 31, 2014, CERP’s cash and cash equivalents totaled $189 million. CERP’s operating cash inflows are typically used for operating expenses, debt service costs and working capital needs. CERP is highly-leveraged and a significant portion of its liquidity needs are for debt service. As of December 31, 2014, CERP had $4.8 billion face value of indebtedness outstanding including capital lease indebtedness. Cash paid for interest was $379 million for the year ended December 31, 2014. CERP’s estimated debt service obligation for 2015 is $433 million, consisting of $39 million in principal maturities and $394 million in required interest payments. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows.
CERP’s estimated interest payments for the years ended December 31, 2016 through 2019 are $394 million, $407 million, $415 million, and $405 million, respectively, and $539 million in total thereafter through maturity.
CERP’s ability to fund its operations, pay its debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond its control, and disruptions in capital markets and restrictive covenants related to its existing debt could impact CERP’s ability to secure additional funds through financing activities. We believe that CERP’s cash and cash equivalents balance, its cash flows from operations, and/or financing available under its revolving credit facility will be sufficient to meet normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CGP LLC Liquidity Discussion and Analysis
CGP LLC’s primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the CGPH Term Loan (see Note 10, “Debt”). CGP LLC’s cash and cash equivalents, excluding restricted cash, totaled $944 million as of December 31, 2014, and includes $92 million held by a foreign subsidiary.
Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC’s operating cash inflows are used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. CGP LLC’s ability to refinance debt will depend upon numerous factors such as market conditions, CGP LLC’s financial performance, and the limitations applicable to such transactions under CGP LLC’s and its subsidiaries’ financing documents. Additionally, CGP LLC’s ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP LLC’s control, and disruptions in capital markets and restrictive covenants related to CGP LLC’s existing debt could impact CGP LLC’s ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.
CGP LLC’s cash paid for interest was $107 million for the year ended December 31, 2014. CGP LLC’s estimated debt service obligation for 2015 is $206 million, consisting of $20 million in principal maturities and $186 million in required interest payments. CGP LLC’s estimated interest payments for the years ended December 31, 2016 through 2019 under the current debt structure are $187 million, $196 million, $200 million, and $200 million, respectively, and $316 million in total thereafter through maturity.
CGP LLC’s ability to fund its operations, pay its debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond its control, and disruptions in capital markets and restrictive covenants related to its existing debt could impact CGP LLC’s ability to secure additional funds through financing activities. We believe that CGP LLC’s cash and cash equivalents balance, its cash flows from operations, and/or financing available under its revolving credit facility will be sufficient to meet normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Consolidated Liquidity Discussion and Analysis
Consolidated cash and cash equivalents, excluding restricted cash, totaled $2.8 billion as of December 31, 2014. Cash and cash equivalents as of December 31, 2014, includes (1) $944 million held by CGP LLC, which is not available for our use to fund operations or satisfy our obligations unrelated to CGP LLC; and (2) $1.2 billion held by CEOC, which is subject to CEOC’s Financial Restructuring Plan described above.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facilities. CERP’s revolving credit facility provides for up to $270 million, of which $90 million remained as available borrowing capacity for CERP as of December 31, 2014. CGP LLC’s revolving credit facility provides for up to $150 million, and an immaterial amount was committed for outstanding letters of credit as of December 31, 2014.
We experienced negative consolidated operating cash flows of $735 million for the year ended December 31, 2014, and expect to experience negative consolidated operating cash flows for the foreseeable future.
As previously noted, CEOC did not expect that its cash flows from operations would be sufficient to repay its indebtedness, and as a result, has begun a reorganization under Chapter 11 of the Bankruptcy Code. Although CEOC does not believe that its cash flows from operations combined with existing liquidity sources will be sufficient to repay its indebtedness when it comes due, because of the absence of cross-default provisions in the indebtedness issued by other CEC subsidiaries due within the next 15 months and the modification of the parent guarantee (as discussed in Note 10, “Debt”), we do not believe that the impact of the event of default by CEOC, resulting from its bankruptcy filing, would materially impact the liquidity of CEC and its consolidated operating subsidiaries other than CEOC.
As described in Note 2, “Basis of Presentation and Principles of Consolidation - Caesars Enterprise Services,” CEOC, CERP, and CGPH entered into a services joint venture, CES. Effective October 1, 2014, substantially all our properties are managed by CES (and the remaining properties will be transitioned upon regulatory approval). Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement, we believe that CEC and its other operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As described in “Going Concern” in Note 1, “Description of Business,” and described more fully in Note 15, “Litigation, Contractual Commitments, and Contingent Liabilities,” under the heading “Noteholder Disputes,” and in Note 22, “Subsequent Events - Other,” under the heading “Demands for Payment,” the Noteholder Disputes are in their very preliminary stages and discovery has begun on the Unsecured Note Lawsuits (as defined in Note 15). We cannot provide assurance as to the outcome of the Noteholder Disputes or of the range of potential losses should the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the stage of the related litigation. Should these matters ultimately be resolved through litigation outside of the CEOC Financial Restructuring, and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we have concluded that the material uncertainty related to certain of the Litigation proceeding against CEC raises substantial doubt about the Company's ability to continue as a going concern.
Note 4 — Summary of Significant Accounting Policies
Additional disclosure is available in the "Accounting Policy" section of certain footnotes.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Our cash and cash equivalents of $2,806 million and $2,771 million as of December 31, 2014 and 2013, include $944 million and $977 million held by CGP LLC, respectively, which is not available for our use to fund operations or satisfy our obligations.
Restricted Cash
As of December 31, 2014 and 2013, we had $185 million and $425 million of restricted cash, respectively, comprised of current and non-current portions. Restricted cash includes proceeds from bond offerings that are in escrow prior to closing; cash reserved under loan agreements for (a) development projects and (b) certain expenditures incurred in the normal course of business, such as interest services, real estate taxes, casualty insurance, and capital improvements; and certain other cash deposits that are designated by management for specific purpose.
Receivables
We issue credit to approved casino customers following background checks and investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectibility of these receivables. Accounts receivable are typically non-interest bearing and are initially recorded at cost.
Marker play represents a significant portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States’ assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. Receivables are reported net of an allowance for doubtful accounts of $196 million and $162 million as of December 31, 2014 and 2013, respectively.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Recognition
Casino Revenues
Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in customers’ possession. Food and beverage, rooms, and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer. Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. See Note 12, “Casino Promotional Allowances.”
Interactive Entertainment—Social and Mobile Games
CIE derives revenue from the sale of virtual currencies within casino-themed social and mobile games that are played on various global social and mobile third-party platforms. Within the Slotomania application, game players may collect free virtual coins on a regular basis, may send “gifts” of either free virtual coins or free slot machine spins to their friends through interactions with the Facebook application, and may “earn” free virtual coins through targeted marketing promotions. Within the Bingo Blitz application, game players may collect free bingo credits on a regular basis, may send “gifts” of free bingo credits or other virtual items to their friends through interactions with the Facebook application, and may “earn” free bingo credits through targeted marketing promotions. Virtual coins in Slotomania and virtual bingo credits in Bingo Blitz (collectively referred to as “virtual currency” or “virtual goods”) allow the game players to play the respective games free of charge. A game player may purchase additional virtual goods above and beyond the level of free virtual goods available to that player. Purchased virtual goods are deposited into the player’s account and are then not separately identifiable from virtual goods previously obtained by the player.
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
CIE’s applications are played on various social and mobile third-party platforms for which such third parties collect monies from CIE’s customers and pay CIE an amount after deducting a platform fee. CIE is the primary obligor with its customers under these arrangements, retains the ability to establish the pricing for its virtual currencies, and assumes all credit risk with its customers. Based upon these facts, CIE recognizes revenues from its game-playing customers on a gross basis and related platform fees are recorded as a component of operating expense.
Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $270 million, $208 million, and $194 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Note 5 — Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. This guidance is effective for all disposals occurring within annual reporting periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards.
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

disclosures will be substantially revised. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In August 2014, the FASB issued authoritative guidance amending the existing requirements for disclosing information about an entity’s ability to continue as a going concern. This guidance explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have and expect to adopt this standard effective for our year ending December 31, 2016.
Note 6 — Acquisitions, Dispositions, and Other Property Matters
Acquisitions
Pacific Interactive
In February 2014, CIE acquired Pacific Interactive UK Limited (“Pacific Interactive”) and the assets of various affiliates, a social and mobile games developer and owner of House of Fun Slots. CIE recorded contingent consideration payable of approximately $29 million associated with this acquisition as of the acquisition date, which has been subsequently adjusted to its estimated fair market value, as described in Note 14, “Fair Value Measurements.”
Buffalo Studios, LLC
In December 2012, CIE purchased substantially all of the net assets of Buffalo Studios, LLC (“Buffalo Studios”), a social and mobile games developer and owner of Bingo Blitz, for consideration of $45 million plus a contingent earnout payment with an acquisition date fair value estimated at $6 million at the time of acquisition. As of December 31, 2013, the contingent earnout liability was $59 million, and was settled in April 2014.
Baltimore, Maryland
In October 2012, Caesars entered into definitive agreements with other investors to form a joint venture that would build and own Horseshoe Baltimore in Maryland. Pursuant to the agreements, we committed to contribute a maximum of $78 million in cash capital to the venture for the purpose of developing and constructing the casino, of which we had contributed $56 million as of December 31, 2013. This property opened in the third quarter 2014. CGP LLC had approximately 41% indirect ownership interest in the venture as of December 31, 2014. See Note 11, “Stockholders' Equity and Loss Per Share.”
Dispositions
Showboat Atlantic City
CEOC’s Showboat Atlantic City casino permanently closed effective August 2014. As a result, we accrued severance and other exit costs totaling $26 million, of which we have paid $5 million. The remaining accrual is $20 million as of December 31, 2014.
In December 2014, we sold Showboat Atlantic City for $18 million. Prior to the sale, we recognized a tangible asset impairment of $10 million because the net book value of the assets exceeded the anticipated sale price. This transaction had not met the requirements of a completed sale of real estate for accounting purposes as of December 31, 2014. As a result, we have recorded $18 million as assets held for sale and a corresponding deposit liability for the proceeds received in the Consolidated Balance Sheet at December 31, 2014. We anticipate that the requirements for the accounting sale treatment will be met in the first quarter of 2015.
CIE RMG BEL, LLC
Effective August 2014, CIE suspended operations of CIE RMG BEL, LLC, an indirectly wholly owned subsidiary in Minsk, Belarus. As a result, CIE recorded a $16 million impairment charge.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Harrah’s Tunica
CEOC’s Harrah’s Tunica casino permanently closed effective June 2014. In 2014, CEOC recorded intangible and tangible asset impairment charges totaling $68 million and accrued exit costs of $16 million associated with the closure of this casino. Of the $16 million accrued, $6 million was paid. The remaining accrual is $10 million as of December 31, 2014. In 2013, CEOC recorded a tangible asset impairment charge of $115 million related to Harrah’s Tunica as a result of completing an assessment for impairment for certain of our properties.
Golden Nugget
CEOC’s Golden Nugget casino in London permanently closed effective February 2014. As a result, we recorded charges of $2 million related to the impairment of intangible and tangible assets and $13 million related to accrued exit costs. During 2014, we paid exit costs of $4 million and accrued an additional $1 million, leaving a liability of $10 million as of December 31, 2014.
Macau Land Concession
In November 2013, CEOC completed the sale of its interest in the Macau Land Concession for net proceeds of $425 million. We recognized an impairment of $6 million in 2013 prior to the sale. There were no exit costs or other liabilities associated with the sale.
Conrad Punta del Este Resort and Casino
In May 2013, CEOC formed a strategic relationship with Enjoy S.A. (“Enjoy”) in Latin America. Enjoy acquired 45% of Baluma S.A., CEOC’s subsidiary that owns and operates the Conrad Punta del Este Resort and Casino in Uruguay (the “Conrad”), in exchange for total consideration of $140 million. After customary deductions for expenses associated with the closing, we received $50 million in cash (net of $30 million of cash deconsolidated), a note receivable of $32 million, and a 4.5% equity stake in Enjoy. The $32 million note receivable was paid by Enjoy on October 15, 2014.
In connection with the transaction, Enjoy assumed control of the Baluma S.A. board and responsibility for management of the Conrad. Upon completion of the transaction, CEOC deconsolidated Baluma S.A. from our financial statements and began accounting for Baluma S.A. as an investment in non-consolidated affiliates under the equity method of accounting.
Alea Leeds
In March 2013, CEOC permanently closed its Alea Leeds casino in England. As a result of the closure, CEOC recorded charges of $6 million related to tangible and intangible asset impairments and $16 million in exit costs primarily related to non-cancellable contract costs. The remaining accrual is $16 million as of December 31, 2014, after payments totaling $2 million offset by additional accruals of $2 million during 2014.
Other Dispositions
Claridge Hotel Tower
In October 2013, CEOC entered into an agreement to sell the Claridge Hotel Tower, which was part of the Bally’s Atlantic City asset group, for $13 million, less customary closing adjustments. CEOC received these proceeds in February 2014 upon the transaction closing. The Claridge Hotel Tower assets of $12 million were classified as assets held for sale as of December 31, 2013. There are no assets held for sale related to the Claridge Hotel Tower as of December 31, 2014.
Suffolk Investment
CEOC previously invested $102 million in Sterling Suffolk, the owner of Suffolk Downs racecourse in East Boston, Massachusetts. This investment was comprised of a $42 million convertible preferred equity investment and a $60 million common equity ownership in Sterling Suffolk, recorded as an intangible asset representing the right to manage a potential future gaming facility. On October 18, 2013, Caesars agreed to withdraw its application as a qualifier in Massachusetts. In December 2013, CEOC entered into a termination and release agreement with Sterling Suffolk (“Suffolk Agreement”), pursuant to which we terminated several agreements between us and Sterling Suffolk. Based on this termination and on our assessment of the recoverability of the investment, during the quarter ended December 31, 2013, we recorded an impairment charge totaling $102 million, the full amount of our cash investment, of which $42 million was recorded in write-downs, reserves, and project opening costs, net of recoveries and $60 million was recorded in impairments of intangible and tangible assets.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Property Matters
AC Conference Center
CERP is building a new meeting and conference center that will be connected to its Harrah’s Atlantic City casino. In July 2014, CEC contributed to CERP the subsidiaries holding the interests in the conference center. The total net book value contributed was $82 million, which primarily consisted of real estate and the initial development costs. There was no impact on CEC’s consolidated financial statements as a result of this transaction.
Iowa Dog Racing Legislation
As a result of new legislation passed in May 2014 in the State of Iowa, CEOC is required to cease all greyhound racing activities at its Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation (“Iowa Dog Racing Legislation”) requires that CEOC pay a total of $65 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning in January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The liability related to the exit costs was $43 million as of December 31, 2014.
Harrah's Gulf Coast
In 2012, we abandoned a construction project near the Mississippi Gulf Coast and recorded an initial exit cost accrual of $20 million related to future obligations under land lease agreements. The accrual was $21 million as of December 31, 2013. In 2014, we paid $4 million against the accrual and recorded additional adjustments and accretions of $9 million. The accrual was $26 million as of December 31, 2014.
Discontinued Operations
The operating results of certain properties have been classified as discontinued operations for all periods presented and are excluded from the results of operations presented within this Form 10-K. The following table summarizes net revenues, pre-tax loss, and total loss for all of our discontinued operations.

	Years Ended December 31,
(In millions)	2014	2013	2012
Net revenues
Showboat Atlantic City	$115	$199	$228
Harrah’s Tunica	46	130	155
Other	2	14	230
Total net revenues	$163	$343	$613

Pre-tax income/(loss) from operations
Showboat Atlantic City	$(59)	$(66)	$(450)
Harrah’s Tunica	(120)	(140)	(3)
Other	(34)	(33)	(67)
Total pre-tax loss from discontinued operations	$(213)	$(239)	$(520)

Income/(loss), net of income taxes
Showboat Atlantic City	$(38)	$(83)	$(281)
Harrah’s Tunica	(120)	(91)	(2)
Other	(34)	(33)	(117)
Total loss from discontinued operations, net of income taxes	$(192)	$(207)	$(400)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 — Property and Equipment, net
Accounting Policy
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
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. We typically estimate the fair value of assets starting with a “Replacement Cost New” approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the consolidated financial statements.
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $45 million, $38 million, and $38 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease as follows:
Useful Lives

Land improvements	12 years
Buildings	20 to 40 years
Leasehold improvements	5 to 15 years
Riverboats and barges	30 years
Furniture, fixtures, and equipment	2 to 20 years
Balances
Property and Equipment, Net

	As of December 31,
(In millions)	2014	2013
Land and land improvements	$6,218	$6,267
Buildings, riverboats, and improvements	7,506	6,668
Furniture, fixtures, and equipment	2,685	2,298
Construction in progress	302	824
	16,711	16,057
Less: accumulated depreciation	(3,255)	(2,819)
Total property and equipment, net	$13,456	$13,238

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation Expense

	Years Ended December 31,
(In millions)	2014	2013	2012
Depreciation expense	$574	$572	$752
Depreciation expense is included in depreciation and amortization, corporate expense, and income from discontinued operations.
Tangible Asset Impairments

	Years Ended December 31,
(In millions)	2014	2013	2012
Continuing operations	$60	$2,381	$181
Discontinued operations	78	195	450
Total	$138	$2,576	$631
Continuing Operations
We recorded tangible asset impairment charges related to continuing operations totaling $60 million during 2014, which was primarily related to a property in Reno, Nevada. Due to a decline in recent performance and downward adjustments to expectations of future performance, we performed an impairment assessment for certain of our properties resulting in a charge of $49 million.
We recorded tangible asset impairment charges related to continuing operations totaling $2.4 billion during 2013. The pricing of certain casino property sales that occurred in the Atlantic City market indicated a substantial decline in market price had occurred for casinos in Atlantic City. We determined it was necessary to perform a fair value assessment of the properties, resulting in impairments of $1.7 billion. In addition, we determined that deteriorating gaming volumes in certain of our markets made it necessary to complete an assessment for impairment for certain of our properties, resulting in impairments of $105 million related to our land holdings in Biloxi, Mississippi, and a real estate project in Atlantic City, New Jersey; and $499 million primarily related to certain properties in Atlantic City.
Discontinued Operations
For information on impairments related to our discontinued operations, see Note 6, “Acquisitions, Dispositions, and Other Property Matters.”
Note 8 — Goodwill and Other Intangible Assets
Accounting Policy
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
We perform our annual goodwill impairment assessment as of October 1. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We perform our annual impairment assessment of other non-amortizing intangible assets as of October 1. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the “Relief From Royalty Method” and “Excess Earnings Method” under the income approach.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Balances
Changes in Carrying Value of Goodwill by Segment

(In millions)	CEOC	CERP	CGP LLC Casinos	CIE	CEC Total
Gross Goodwill
Balance as of January 1, 2013	$5,475	$3,894	$—	$65	$9,434
Additions	—	—	—	22	22
Disposals (1)	(15)	—	—	—	(15)
Transfers (2)	(25)	—	25	—	—
Balance as of December 31, 2013	5,435	3,894	25	87	9,441
Accumulated Impairment
Balance as of January 1, 2013	(4,071)	(2,203)	—	—	(6,274)
Impairment	(104)	—	—	—	(104)
Balance as of December 31, 2013	(4,175)	(2,203)	—	—	(6,378)
Net Carrying Value, December 31, 2013	$1,260	$1,691	$25	$87	$3,063

Gross Goodwill
Balance as of January 1, 2014	$5,435	$3,894	$25	$87	$9,441
Additions	—	—	—	13	13
Transfers (3)	(1,141)	—	1,141	—	—
Balance as of December 31, 2014	4,294	3,894	1,166	100	9,454
Accumulated Impairment
Balance as of January 1, 2014	(4,175)	(2,203)	—	—	(6,378)
Impairment (4)	(251)	(289)	(155)	(15)	(710)
Transfers (3)	805	—	(805)	—	—
Balance as of December 31, 2014	(3,621)	(2,492)	(960)	(15)	(7,088)
Net Carrying Value, December 31, 2014	$673	$1,402	$206	$85	$2,366
____________________

(1)	During 2013, CEOC sold 45% of its interest in Baluma S.A. (See Note 6, “Acquisitions, Dispositions, and Other Property Matters.”)

(2)	During 2013, CGP LLC purchased Planet Hollywood Hotel & Casino from CEOC (see Note 2, “Basis of Presentation and Principles of Consolidation”).

(3)	During 2014, CGP LLC purchased four properties from CEOC (see Note 2, “Basis of Presentation and Principles of Consolidation”).

(4)	CIE impairment during 2014 related to CIE RMG BEL, LLC is included in discontinued operations. (See Note 6, “Acquisitions, Dispositions, and Other Property Matters.”)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Value of Intangible Assets Other Than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2014	2013	2014	2013	2014	2013
Balance as of January 1	$730	$1,028	$2,758	$2,958	$3,488	$3,986
Additions (1)	50	19	—	—	50	19
Impairments	(2)	(150)	(240)	(200)	(242)	(350)
Amortization expense	(133)	(165)	—	—	(133)	(165)
Other	(9)	(2)	(4)	—	(13)	(2)
Balance as of December 31	$636	$730	$2,514	$2,758	$3,150	$3,488
____________________

(1)
During 2014, we increased our amortizing intangible assets $50 million, primarily as a result of the Pacific Interactive acquisition (see Note 6, “Acquisitions, Dispositions, and Other Property Matters”). During 2013, we increased our amortizing intangible assets $19 million as a result of entering into certain contractual arrangements.

During 2014, a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets resulted in the impairment charges shown below related to goodwill, trademarks, and gaming rights. We are not able to finalize our impairment assessment related to the goodwill of certain properties that had a triggering event in the fourth quarter. We expect to complete the remaining fair value determination during the first quarter of 2015, at which time we will record any additional impairments, if deemed necessary.
Intangible Asset Impairment Charges - Continuing Operations

	Years Ended December 31,
(In millions)	2014	2013	2012
Goodwill (1)	$695	$104	$195
Trademarks	13	101	209
Gaming Rights and other (2)	226	245	33
Total impairment charges	$934	$450	$437
____________________

(1)	Includes $406 million of impairments recorded in the fourth quarter of 2014.

(2)	Includes $40 million of impairments recorded in the fourth quarter of 2014.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	December 31, 2014				December 31, 2013
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	6.2	$1,265	$(736)	$529	$1,268	$(646)	$622
Contract rights	2.1	84	(81)	3	98	(79)	19
Patented technology	2.4	188	(109)	79	138	(77)	61
Gaming rights and other	9.6	47	(22)	25	43	(15)	28
		$1,584	$(948)	636	$1,547	$(817)	730
Non-amortizing intangible assets
Trademarks				1,580			1,598
Gaming rights				934			1,160
				2,514			2,758
Total intangible assets other than goodwill				$3,150			$3,488

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate amortization expense for intangible assets that continue to be amortized was $133 million in 2014, $163 million in 2013, and $173 million in 2012. Estimated annual amortization expense for each of the five years from 2015 through 2019 is $130 million, $111 million, $101 million, $87 million, and $68 million, respectively.
Note 9 — Accrued Expenses and Other Current Liabilities
Accounting Policies
Total Rewards Program Liability
Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as “breakage”), as they are earned. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. As of December 31, 2014 and 2013, we had Total Rewards liabilities of $47 million and $50 million, respectively.
In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and is included in casino promotional allowances.
Self-Insurance Accruals
We are self-insured for various levels of workers’ compensation, property and general liability, employee medical coverage, and other coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions. As of December 31, 2014 and 2013, we had total self-insurance accruals of $204 million and $208 million, respectively.
Detail of Accrued Expenses and Other Current Liabilities

	As of December 31,
(In millions)	2014	2013
Accrued Expenses
Payroll and other compensation	$220	$233
Self-insurance accruals	204	208
Advance deposits	150	204
Accrued taxes	146	130
Total Rewards liability	47	50
Other accruals	432	387
Total	$1,199	$1,212

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Debt
Summary of Debt by Financing Structure

(In millions)	Face Value	Book Value	Book Value
	December 31, 2014		December 31, 2013
CEOC	$18,371	$16,100	$15,783
CERP	4,832	4,774	4,611
CGP LLC	2,386	2,326	721
CEC	13	13	—
Total Debt	25,602	23,213	21,115
Current Portion of Long-Term Debt	(18,049)	(15,779)	(197)
Long-Term Debt	$7,553	$7,434	$20,918
Annual Maturities of Long-Term Debt

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CEOC	$17,977	$19	$2	$1	$1	$371	$18,371
CERP	39	36	27	205	25	4,500	4,832
CGP LLC	20	21	17	22	221	2,085	2,386
Other	13	—	—	—	—	—	13
Total	$18,049	$76	$46	$228	$247	$6,956	$25,602
Supplemental Cash Flow Information - Cash Flows from Financing Activities

	Year Ended December 31, 2014
(In millions)	Proceeds from the issuance of long-term debt	Repayments of long-term debt
Incremental Term Loans	$1,528	$(1,275)
CGPH Term Loan	1,141	—
CGPH First Closing Term Loan	693	(700)
CGPH Notes	660	—
CERP Senior Secured Revolver	295	(115)
Horseshoe Baltimore Credit and FF&E Facilities	106	—
Planet Hollywood Loan Agreement	—	(495)
Other Debt Activity	13	(214)
Capital Lease Payments	—	(34)
Total	$4,436	$(2,833)
Current Portion of Long-Term Debt
On January 15, 2015, CEOC and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code. The filing of the voluntary Chapter 11 filing resulted in a default of CEOC's long-term debt on January 15, 2015. Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015 (see Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation”).
As a result of these actions, CEOC has reclassified all of the affected debt to current portion of long-term debt as of December 31, 2014. The current portion of long-term debt at December 31, 2014, net of unamortized discount of $2.2 billion, is $15.7 billion. All debt is classified as current except for Chester Downs Senior Secured Notes of $330 million; Special Improvement District Bonds of $46 million; and long-term capitalized lease and other obligations of $18 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For CERP, the current portion of long-term debt primarily includes required annual principal payments of $25 million on its senior secured loan, as well as interim principal payments on other unsecured borrowings and capitalized lease obligations. For CGP LLC, the current portion of long-term debt includes a total of $20 million of payments due related to Term Loans, Special Improvement District Bonds, and various capitalized lease obligations.
Debt Discounts or Premiums and Debt Issue Costs
Debt discounts or premiums and debt issue costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Unamortized debt issue costs are included in deferred charges and other assets in our Consolidated Balance Sheets.
As of December 31, 2014 and 2013, book values of debt are presented net of unamortized discounts of $2.4 billion and $2.5 billion, respectively.
Fair Value
As of December 31, 2014 our outstanding debt had a fair value of $17.5 billion and a carrying value of $25.6 billion. We calculated the fair value of the debt based on borrowing rates available as of December 31, 2014, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
Restricted Net Assets
As a result of the restrictions related to CEOC’s borrowings, CERP Financing, and on the assets of CGP LLC debt and other arrangements, the amount of restricted net assets of our consolidated subsidiaries and variable interest entities was $2.4 billion and $3.0 billion, as of December 31, 2014 and 2013, respectively.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CEOC Debt

	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
Detail of Debt (Dollars in millions)		December 31, 2014			December 31, 2013
Credit Facilities (1)
Term Loans B1 - B3 (2)	--	--	$—	$—	$29
Term Loan B4	2016	10.50%	377	362	948
Term Loan B5	2017	5.99%	938	919	989
Term Loan B6	2017	6.99%	2,299	2,234	2,400
Term Loan B7 (3)	2017	9.75%	1,741	1,647	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095	2,073	2,066
Senior Secured Notes	2020	8.50%	1,250	1,250	1,250
Senior Secured Notes	2020	9.00%	3,000	2,960	2,955
Second-Priority Senior Secured Notes	2018	12.75%	750	745	744
Second-Priority Senior Secured Notes	2018	10.00%	4,485	2,618	2,433
Second-Priority Senior Secured Notes	2015	10.00%	3	3	188
Chester Downs Senior Secured Notes	2020	9.25%	330	330	330
Cromwell Credit Facility (6)	--	--	—	—	180
Capitalized Lease Obligations	to 2017	various	17	17	17
Subsidiary-Guaranteed Debt (4)
Senior Notes	2016	10.75%	479	479	479
Senior PIK Toggle Notes	--	--	—	—	11
Unsecured Senior Debt
5.625% (2)	--	--	—	—	328
6.5%	2016	6.50%	297	270	213
5.75%	2017	5.75%	233	193	115
Floating Rate Contingent Convertible Senior Notes	2024	0.24%	—	—	—
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	47	47	63
Other	2016-2021	0.00% - 6.00%	30	30	45
Total CEOC Debt			18,371	16,177	15,783
Additional Debt Discount (5)			—	(77)	—
Total CEOC Debt, as consolidated			18,371	16,100	15,783
Current Portion of Long-Term Debt			(17,977)	(15,708)	(113)
Long-Term Debt			$394	$392	$15,670
____________________

(1)
In conjunction with the terms of the Bank Amendment (defined below), Caesars Entertainment guarantees collection of amounts under the Credit Facilities. See also “Restrictive Covenants and Other Matters” below.

(2)	Repaid in the third quarter of 2014.

(3)	The Term B7 Loans have a springing maturity to 90 days prior to March 1, 2017, if more than $500 million of CEOC’s Term B5 Loan and Term B6 Loan remain outstanding on such date.

(4)	Guaranteed by certain wholly owned subsidiaries of CEOC.

(5)	Increase in discount on long-term debt due to distribution of CEOC notes through a dividend to a non-consolidated affiliate recorded on CEC parent.

(6)	The property that secured this debt was sold to CGP LLC in May 2014. The debt was formerly “Bill’s Credit Facility.”

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2014 Activity
Incremental Term Loans
In June 2014, CEOC completed the offering of $1.8 billion of incremental term loans (“Incremental Term Loans” or “Term Loan B7”) due no later than March 1, 2017. We used the net cash proceeds from the Incremental Term Loans to complete the repayment of 2015 maturities and reducing certain outstanding term loans, as described below.
The CEOC Term Loan B7 requires scheduled quarterly repayments of $4 million that began in the third quarter of 2014. The fourth quarter installment was paid as scheduled on December 31, 2014.
Repayment of 2015 Maturities
In July 2014, CEOC completed a cash tender offer for the $792 million aggregate principal amount outstanding of its 5.625% Senior Notes due 2015 (the “5.625% Notes”). CEOC received tenders from the holders of $44 million aggregate principal amount of the 5.625% Notes. In addition, pursuant to note purchase agreements and a redemption, CEOC purchased an additional $747 million in aggregate principal amount of the 5.625% Notes. Consideration for the purchase of these notes was $830 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $6 million on the 5.625% Notes.
CEOC also completed a cash tender offer for the $190 million aggregate principal amount outstanding of its 10.00% Second-Priority Senior Secured Notes due 2015 (the “10.00% Notes”). CEOC received tenders from the holders of $103 million aggregate principal amount of the 10.00% Notes. In addition, CEOC purchased an additional $83 million in aggregate principal amount of the 10.00% Notes. Consideration for the purchase of these notes was $191 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $14 million on the 10.00% Notes.
As a result of the tender offers, the note purchases, and a redemption, CEOC retired and redeemed 100.0% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.
Repayments of Certain Term Loans
In connection with the assumption of the Incremental Term Loans and the consummation of the amendment to the Credit Facilities, CEOC repaid $794 million in certain term loans as follows: $16 million in aggregate principal of the Term Loan B1; $13 million in aggregate principal of the Term Loan B3; $578 million in aggregate principal of the Term Loan B4; $54 million in aggregate principal of the Term Loan B5; and $133 million in aggregate principal of the Term Loan B6 held by consenting lenders at par under the existing Credit Facilities. As a result of these repayments, we recognized a loss on early extinguishment of debt of $22 million.
Note Purchase and Support Agreement
In August 2014, CEOC and CEC announced an agreement (the “Note Purchase and Support Agreement”) with certain holders (the “Holders”) of CEOC’s outstanding 6.50% Senior Notes due 2016 (the “6.50% Notes”) and 5.75% Senior Notes due 2017 (the “5.75% Notes” and, together with the 6.50% Notes, the “Senior Unsecured Notes”) in connection with a private refinancing transaction (the “Note Transaction”), pursuant to which, among other things, (i) such Holders, representing $238 million aggregate principal amount of the Senior Unsecured Notes and greater than 51% of each class of the Senior Unsecured Notes that were held by non-affiliates of CEC and CEOC, agreed to sell to CEC and CEOC an aggregate principal amount of approximately $89 million of the 6.50% Notes and an aggregate principal amount of approximately $66 million of the 5.75% Notes, (ii) CEC agreed to pay such Holders a ratable amount of $78 million of cash in the aggregate, (iii) CEOC agreed to pay such Holders a ratable amount of $78 million of cash in the aggregate, (iv) CEOC agreed to pay such Holders accrued and unpaid interest in cash and (v) CEC agreed to contribute $427 million in aggregate principal ($368 million net of discount and accrued interest contributed) of Senior Unsecured Notes to CEOC for cancellation.
Pursuant to the Note Purchase and Support Agreement, certain of the Holders also (i) agreed to consent to amendments (the “Indenture Amendments”) to the terms of the indentures that govern the Senior Unsecured Notes and to amendments (the “Notes Amendments”) to a ratable amount of approximately $82 million face amount of the Senior Unsecured Notes held by such Holders (the “Amended CEOC Notes”) and (ii) agreed that for the period from the closing date of the Note Transaction until the earlier of (1) the 181st day after the closing date of the Note Transaction and (2) the occurrence of a “credit event” within the meaning of Section 4.2 (Bankruptcy) or 4.5 (Failure to Pay) of the 2003 ISDA definitions, such Holders will consent or approve a restructuring of Notes and Amended CEOC Notes on the terms described below and, subject to certain exceptions, will not transfer their Amended CEOC Notes except to a transferee that agrees to be bound by such agreement. The Indenture Amendments include (A) a consent

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the removal and acknowledgment of the termination of the CEC guarantee within the indenture governing the Notes and (B) a modification to the covenant restricting disposition of “substantially all” of CEOC’s assets to measure future asset sales based on CEOC’s assets as of the date of the amendment. The Notes Amendments include provisions that holders of the Amended CEOC Notes will be deemed to consent to any restructuring of Notes and Amended CEOC Notes so long as holders have consented thereto that hold at least 10% of the outstanding 6.50% Notes and 5.75% Notes, as applicable (in each case, not including the Amended CEOC Notes or any Senior Unsecured Notes held by affiliates of CEOC), the restructuring solicitation is no less favorable to any Holder of Amended CEOC Notes than to any holder of Notes, and certain other terms and conditions are satisfied.
As a result of these repayments, we recognized a loss on early extinguishment of debt of $25 million.
In connection with the Note Transaction, CEOC and CEC also agreed that if there is not a comprehensive out of court restructuring of the CEOC's debt securities, or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes, within 18 months of the closing of the Notes Transaction, subject to certain conditions, CEC will be obligated to make an additional payment to CEOC of $35 million.
Payment on Second-Priority Senior Secured Notes
Pursuant to the indenture dated December 24, 2008 ("2008 Indenture"), on December 15, 2014, CEOC was required to redeem approximately $18 million of aggregate principal of its 10.00% second-priority senior secured notes due 2015 and 10.00% second-priority senior secured notes due 2018 ("Second-Lien Notes"). On December 12, 2014, CEOC deposited $18 million with Delaware Trust Company, as paying agent under the 2008 Indenture, to fund the required redemption.
CEOC was subsequently advised by Delaware Trust Company that it had provided contrary instructions to The Depository Trust Company to distribute the funds received with directions it had received from the beneficial holders purporting to own a majority of the Second-Lien Notes. These contrary instructions provided for the allocation of the deposited funds ratably between principal and interest due under the 2008 Indenture.
CEOC believe that the contrary instructions were inconsistent with both its direction and the terms of the 2008 Indenture. As a result, CEOC has accounted for these payments as an $18 million reduction in the principal amount of the Second-Lien Notes, consistent with the instructions that were communicated to Delaware Trust Company.
2013 Activity
In January and February 2013, we converted $134 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term Loan B6 and terminated $134 million principal amount of revolving commitments of extending lenders.
In connection with the February 2013 notes offering described in the Notes Activity section below, we received the requisite lenders’ consent and entered into a bank amendment to the Credit Facilities to, among other things:

(i)	use the net cash proceeds to repay $1.4 billion of our existing term loans as described in the Notes Activity section below;

(ii)	obtain up to $75 million of extended revolving facility commitments with a maturity of January 28, 2017;

(iii)
increase the accordion capacity under the Credit Facilities by an additional $650 million (which may be used to, among other things, establish extended revolving facility commitments under the Credit Facilities);

(iv)	modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the notes issued in February 2013; and

(v)	modify certain other provisions of the Credit Facilities.
In addition to the foregoing, we may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Senior Notes
In February 2013, the Company completed the offering of $1.5 billion aggregate principal amount of 9% senior secured notes due 2020. We used $1.4 billion of the proceeds to repay a portion of the existing term loans under the Credit Facilities at par. As a result of these repayments, we recognized a loss on early extinguishment of debt of $29 million during the first quarter of 2013.
Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed-rate debt, have semi-annual interest payments.
CEOC Credit Facilities
As of December 31, 2014, the CEOC Credit Facilities provide for senior secured financing of up to $5.5 billion, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $5.4 billion and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106 million, including both a letter of credit sub-facility and a swingline loan sub-facility. There were no amounts outstanding under the revolving credit facility at December 31, 2014 and 2013. The Term Loan B7, under the CEOC Credit Facilities, requires scheduled quarterly payments of $4 million, with the balance due at maturity in March 2017. As of December 31, 2014, $106 million of the revolving credit facility matures January 2017 and $101 million of the revolving credit facility is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $5 million of additional borrowing capacity was available to CEOC under its revolving credit facility as of December 31, 2014. Total annual interest payments on the Term Loans included within the Credit Facilities are approximately $426 million. See related disclosure of CEC Collection Guarantee in “Restrictive Covenants and Other Matters” below.
CEOC Notes
Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed-rate debt, have semi-annual interest payments.
Restrictive Covenants and Other Matters
Under CEOC’s Credit Facilities as amended by the Bank Amendment, we are required to satisfy and maintain specified financial ratios. Failure to comply with these covenants can cause an event of default.
In July 2014, CEOC closed on amendments to its senior secured credit facilities that, upon their closing, provided for the following (collectively, the “Bank Amendment”):

(i)
a modification of the financial maintenance covenant to increase the senior secured leverage ratio ("SSLR") from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0 on a retroactive basis to 2008, accordingly this change is effective for our December 31, 2014 covenant compliance determination;

(ii)
an exclusion of the Incremental Term Loans incurred after March 31, 2014, from the definition of SSLR for purposes of such covenant, which increased the maximum amount of senior notes excluded for CEOC SSLR covenant purposes from $3.7 billion to $5.5 billion;

(iii)
a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consent to the Bank Amendment; and

(iv)	a modification of certain other provisions of the senior secured credit facilities.
The CEOC Credit Facilities also required compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the CEOC Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting CEOC’s ability and the ability of CEOC’s restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans, and advances; (v) consolidate, merge, sell, or otherwise dispose of all or any part of its assets or to purchase, lease, or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws, and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as "Designated Senior Debt."

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All borrowings under the senior secured revolving portion of the CEOC Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under our Credit Facilities without ratably securing the retained notes.
As noted above, the Bank Amendment caused a modification of CEC's guarantee from a guarantee of payment to a guarantee of collection. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts, including, without limitation, through foreclosure or similar proceedings, a Chapter 11 case, a Chapter 7 case, or any other proceeding under a Debtor Relief Law with respect to CEOC or any of its subsidiaries, litigation, and collection on all applicable insurance policies, and termination of all commitments to advance additional funds to CEOC under the Loan Documents (it being understood that, in the event of a Chapter 11 case, the effective date of a plan of reorganization shall constitute the exhaustion of all remedies).
As a result of the Chapter 11 Bankruptcy filing on January 15, 2015, CEOC was in default under the CEOC Credit Facilities, and CEOC has not continued maintaining compliance with the remaining restrictive covenants, including calculation and reporting of the SSLR.
CERP Debt

	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
Detail of Debt (Dollars in millions)		December 31, 2014			December 31, 2013
Secured Debt
CERP Senior Secured Loan (1)	2020	7.00%	$2,475	$2,431	$2,450
CERP Revolver (1)	2018	various	180	180	—
CERP First Lien Notes (1)	2020	8.00%	1,000	994	994
CERP Second Lien Notes (1)	2021	11.00%	1,150	1,142	1,141
Capitalized Lease Obligations	to 2017	various	13	13	5
Other Unsecured Borrowings
Other	2016	0.00% - 6.00%	14	14	21
Total CERP Debt			4,832	4,774	4,611
Current Portion of CERP Long-Term Debt			(39)	(39)	(36)
CERP Long-Term Debt			$4,793	$4,735	$4,575
____________________

(1)	Guaranteed by Caesars Entertainment Resort Properties and its subsidiaries.
CERP Financing
In October 2013, we (i) completed the offering of $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (together with the 8.0% first-priority senior secured notes due 2020, the “CERP Notes”) and (ii) entered into a first lien credit agreement governing a new $2.8 billion senior secured credit facility, consisting of senior secured term loans in an aggregate principal amount of $2.5 billion (“CERP Term Loans”) and a senior secured revolving credit facility in an aggregate principal amount of up to $270 million (collectively, the CERP Senior Secured Credit Facilities). We refer to this refinancing transaction as the “CERP Financing.” CERP pledged a significant portion of our assets as collateral under the CERP Senior Secured Credit Facilities and the CERP Notes.
The net proceeds from the offering of the CERP Notes and the borrowings under the CERP Term Loans, together with cash, was used to retire 100% of the principal amount of loans under the mortgage and mezzanine loan agreements entered into by certain subsidiaries of the CMBS properties, repay in full all amounts outstanding under the Octavius/Linq Credit Agreement, and to pay related fees and expenses. This resulted in a loss on extinguishment of debt of $37 million for the year ended December 31, 2013.
Borrowings under the CERP Term Loans bear interest at a rate equal to either an alternate base rate (the highest of the Federal Funds rate plus 50 basis points, one month LIBOR plus 1.0%, or the Prime rate) or various LIBOR maturities with a 1.0% floor, in each case, plus an applicable margin. As of December 31, 2014, borrowings under the CERP Term Loans bore interest at the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

30 day LIBOR rate, adjusted upward to the 1.0% floor plus a margin of 6.0% for an all-in rate of 7.0%. The CERP Term Loans require scheduled quarterly principal payments of $6 million, with the balance due at maturity.
Borrowings under the senior secured revolving credit facility bear interest at the same rate elections as the CERP Term Loans. As of December 31, 2014, there were $180 million in borrowings outstanding under the senior secured revolving credit facility at an average interest rate of 6.6%. On a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the senior secured revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the senior secured revolving credit facility. As of December 31, 2014, the senior secured revolving credit facility bore a commitment fee for unborrowed amounts of 50 basis points. There were no amounts committed to outstanding letters of credit at December 31, 2014.
In connection with the CERP Financing, CERP is subject to a registration rights agreement that requires CERP to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to the later of (i) October 10, 2014 or (ii) 180 days after the CERP, LLC Merger, a registration statement with respect to the CERP Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended. Accordingly, CERP filed an initial registration statement on Form S-4 (the "Registration Statement") on October 16, 2014, and Amendments to such Registration Statement on November 25, 2014, December 24, 2014, and February 9, 2015. The Registration Statement was declared effective on February 10, 2015 (the "Effective Date"). Since the Effective Date was not within 180 days following the CERP, LLC Merger, CERP has incurred additional interest on the CERP Notes of 0.25% annually beginning November 17, 2014 through the consummation of the exchange offer. Following the Effective Date and upon the consummation of the exchange offer, the CERP Notes will be exchanged for new notes (the “Exchange Notes”), whose terms will be substantially identical to that of the CERP Notes, except that the Exchange Notes will have no transfer restrictions or registration rights. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by CERP and each of its subsidiaries on a senior secured basis. In addition, CERP is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
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
The CERP Credit Facilities also contain certain customary affirmative covenants and require that CERP maintains an SSLR of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CERP Adjusted EBITDA”). As of December 31, 2014, CERP’s SSLR was 6.29 to 1.00.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CGP LLC Debt

	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
Detail of Debt (Dollars in millions)		December 31, 2014			December 31, 2013
Secured Debt
CGPH Term Loan (1)	2021	6.25%	$1,169	$1,138	$—
CGPH Notes (1)	2022	9.375%	675	661	—
Planet Hollywood Loan Agreement	--	--	—	—	456
Horseshoe Baltimore Credit and FF&E Facilities	2020	8.25% - 8.75%	330	321	215
Cromwell Credit Facility (2)	2019	11.00%	185	180	—
Capital Lease Obligations	to 2016	various	4	4	—
Other Unsecured Borrowings (3)
Special Improvement District Bonds	2037	5.30%	14	14	—
Other	2014 - 2018	various	9	8	50
Total CGP LLC Debt (4)			2,386	2,326	721
Current Portion of CGP LLC Long-Term Debt			(20)	(20)	(48)
CGP LLC Long-Term Debt			$2,366	$2,306	$673
____________________

(1)	Guaranteed by an indirect subsidiary of Caesars Growth Partners, LLC and certain of its wholly owned subsidiaries.

(2)	The property that secured this debt was sold to CGP LLC in May 2014. The debt was formerly “Bill’s Credit Facility.”

(3)	The December 31, 2013 value of this debt was reclassified. The property that secured this debt was sold to CGP LLC in May 2014.

(4)
As of December 31, 2014, under the CGP LLC structure, CIE has $40 million drawn under a revolver arrangement with Caesars Entertainment. Accordingly, such debt is not considered outstanding in the above presentation.

Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing") was funded by CGPH with cash on hand contributed by CGP LLC and the proceeds of $700 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan with the proceeds of the CGPH Term Loan (defined below) on May 20, 2014.
Caesars Growth Properties Holdings Term Loan (“CGPH Term Loan”)
On May 8, 2014, CGPH closed on the $1.2 billion term loan pursuant to a First Lien Credit Agreement (the "Credit Agreement"). The Credit Agreement also provides for a $150 million revolving credit agreement (the "Revolving Credit Facility"). As of December 31, 2014, no borrowings were outstanding under the Revolving Credit Facility, and no material amounts were committed to outstanding letters of credit. Borrowings under the CGPH Term Loan bear interest at a rate equal to, at CGPH’s option, either:

(a)
LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or

(b)	a base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate as determined by the administrative agent under the Credit Agreement, and

(iii)
the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR Loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH’s SSLR.

In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which may be subject to one or more step-down based on a leverage ratio to be agreed. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
The CGPH Term Loan is guaranteed by Caesars Growth Properties Parent, LLC, the direct parent of CGPH and a subsidiary of CGP LLC (“CGP LLC Parent”), and the material, domestic wholly owned subsidiaries of CGPH (subject to exceptions), and are secured by a pledge of the equity interest of CGPH directly held by CGP LLC Parent and substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
The CGPH Term Loan includes negative covenants, subject to certain exceptions, restricting or limiting CGPH's ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates and (viii) designate their subsidiaries as unrestricted subsidiaries. The CGPH Term Loan also contains customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).
The CGPH Term Loan requires that CGPH maintains a SSLR of no more than 6.00 to1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined ("CGPH Adjusted EBITDA"). As of December 31, 2014, CGPH's SSLR was 3.11 to 1.00.

Caesars Growth Properties Holdings Notes (“CGPH Notes”)
In April 2014, CGPH and Caesars Growth Properties Finance, Inc., subsidiaries of CGP LLC, (collectively, the “CGP LLC Issuers”) issued $675 million aggregate principal amount of their 9.375% second-priority senior secured notes due 2022. The CGP LLC Issuers will pay interest on the CGPH Notes at 9.375% per annum, semi-annually commencing in November 2014.
The CGPH Notes are secured by substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions). None of CGP LLC, CEC or CEOC guarantee the CGPH Notes.
The CGPH Notes contain customary covenants that limit, subject to certain exceptions, the CGP LLC Issuers’ ability and the ability of their restricted subsidiaries, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds.
Registration Rights Agreement. In connection with the issuance of the CGPH Notes, the CGP LLC Issuers agreed to use their commercially reasonable efforts to register with the Securities and Exchange Commission notes having substantially identical terms as the CGPH Notes on or prior to April 17, 2015, and effect an exchange of the CGPH Notes for the newly registered notes.
If the CGP LLC Issuers fail to meet the targets for the registration and exchange of notes, the annual interest rate on the CGPH Notes will increase by 0.25%. The annual interest rate on the CGPH Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year. If the registration default is corrected, the interest rate of the CGPH Notes will revert to the original level.
Planet Hollywood Loan Agreement
In connection with the 2010 acquisition of Planet Hollywood and the related assumption of debt, Planet Hollywood entered into the Amended and Restated Loan Agreement (the "Planet Hollywood Loan Agreement"). CGP LLC used $477 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement and recognized a $28 million loss on early extinguishment of debt.
Horseshoe Baltimore Credit and FF&E Facilities
In July 2013, CBAC Borrower, LLC ("CBAC"), a joint venture among Caesars Baltimore Investment Company, LLC ("CBIC") and other investors, entered into a credit agreement (the "Horseshoe Baltimore Credit Facility") in order to finance the acquisition of land in Baltimore, Maryland and the construction of the Horseshoe Baltimore and a parking garage (collectively, the "Baltimore

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Development"). The Horseshoe Baltimore Credit Facility is secured by substantially all material assets of CBAC and its wholly-owned domestic subsidiaries. The Horseshoe Baltimore Credit Facility provides for:

(i)	a $300 million senior secured term facility with a seven-year maturity, which is comprised of:

(a)	a $225 million facility that was funded upon the closing;

(b)	a $38 million delayed draw facility that was fully drawn in June 2014; and

(c)	a $38 million delayed draw facility that was fully drawn by November 2014.

(ii)	a $10 million senior secured revolving facility with a five-year maturity, which remained undrawn as of December 31, 2014.
The Horseshoe Baltimore Credit Facility borrowings bear interest at a rate equal to the then current adjusted LIBOR or at a rate equal to the alternate base rate, in each case, plus an applicable margin of 7.00%. The adjusted LIBOR is equal to the greater of (i) 1.25% and (ii) the LIBOR in effect for such interest period. In addition, on a quarterly basis, CBAC is required to pay each lender (i) a 0.50% commitment fee in respect any unused commitments under the revolving credit facility, (ii) a 0.125% fronting fee in respect of the aggregate face amount outstanding letters of credit under the revolving credit facility and (iii) a 2.25% commitment fee in respect of unfunded commitments under the delayed draw facility until termination of such commitments.
Concurrently with the closing of the Horseshoe Baltimore Credit Facility, CBAC entered into an equipment financing term loan facility for up to $30 million (the "Horseshoe Baltimore FF&E Facility"). Under the Horseshoe Baltimore FF&E Facility, CBAC may use funds from the facility to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment (referred to as "FF&E") to be used in the Baltimore Development. Proceeds of the Horseshoe Baltimore FF&E Facility will also be available to refinance the purchase price of FF&E purchased with other amounts available to CBAC. Draws under the Horseshoe Baltimore FF&E Facility may be made after the closing date and prior to January 2015, provided that a final draw of the unused commitment amount will be deposited into an escrow account pledged to the collateral agent for the Horseshoe Baltimore FF&E Facility at the end of the commitment period, and such funds will be available for subsequent financing of FF&E purchases. CBAC is not permitted to reduce the commitments under the Horseshoe Baltimore FF&E Facility. The Horseshoe Baltimore FF&E Facility will mature five years and six months after the closing of the facility. As of December 31, 2014, $30 million was outstanding on the Horseshoe Baltimore FF&E Facility.
The Horseshoe Baltimore FF&E Facility borrowings bear interest at a rate equal to the then current adjusted LIBOR plus 7.5%. The adjusted LIBOR will be determined by the administrative agent and will equal to the greater of (i) the LIBOR in effect for such interest period multiplied by statutory reserves and (ii) 1.25%.
The Horseshoe Baltimore Credit and FF&E Facilities contain customary negative covenants, subject to certain exceptions, restricting or limiting the ability of CBAC to, among other things, dispose of its assets and change its business or ownership, consummate mergers or acquisitions, make dividends, stock repurchases and optional redemptions of subordinated debt, incur debt and issue preferred stock, make loans and investments, create liens on its assets and enter into transactions with affiliates.
The Horseshoe Baltimore Credit and FF&E Facilities contain customary affirmative covenants and require that CBAC maintains an SSLR no more than 7.5 to 1.0 for the first three quarters, 6.0 to 1.0 for the next four quarters, and 4.75 to 1.0 for the remainder of the agreement after the commencement of operations of the Baltimore Development.
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of December 31, 2014.
Cromwell Credit Facility
In November 2012, The Cromwell entered into a $185 million senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires The Cromwell to maintain, for each of the second and third full fiscal quarters following its opening date, at least $7.5 million in consolidated EBITDA (the "Consolidated Cromwell EBITDA"). In addition, beginning in the fourth full fiscal quarter after its opening date and for the three full fiscal quarters thereafter, the Cromwell Credit Facility also requires The Cromwell to maintain an SSLR of no more than 5.25 to 1.00, which is the ratio of The Cromwell's first lien senior secured net debt to Consolidated Cromwell EBITDA. The SSLR for

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the four fiscal quarters following the second anniversary of its opening date may not exceed 5.00 to 1.00. The SSLR for the four fiscal quarters following the third anniversary of its opening date, and for each fiscal quarter thereafter, may not exceed 4.75 to 1.00.
During the fourth quarter of 2014, we believe that The Cromwell failed to meet the covenant of achieving Consolidated Cromwell EBITDA of at least $7.5 million. The Cromwell Credit Facility allows us to cure this covenant by making a cash cure payment, which we agreed to make during the first quarter of 2015.
CIE Convertible Notes
During 2012, CIE issued to Rock Gaming two non-interest bearing convertible promissory notes totaling $48 million. The promissory notes converted into approximately 8,913 shares of CIE common stock in November 2014.
Note 11 — Stockholders' Equity and Loss Per Share
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
In March 2012, we filed a registration statement with the SEC to sell shares of Caesars Entertainment’s common stock up to a maximum aggregate offering price of $500 million. During 2013, we issued and sold a total of 11 million shares for aggregate proceeds of $217 million (before expenses). During 2014, we issued and sold a total of seven million shares for aggregate proceeds of $136 million (before expenses).
Noncontrolling Interests
CEOC
In May 2014, we sold 68,100 of our shares of CEOC’s common stock to certain qualified institutional buyers for an aggregate purchase price of $6 million, which represented 5% of our ownership interest in CEOC at the time of sale. Upon completion of the sale, Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released pursuant to the terms of the indentures. Additionally, as described in Note 18, “Stock-Based Compensation,” in May 2014, CEOC also granted 86,936 shares of its common stock to employees. As of December 31, 2014, CEC’s ownership interest in CEOC was approximately 89%. We have allocated $869 million of accumulated stockholders’ deficit to the noncontrolling interests’ ownership in CEOC based upon the noncontrolling interests’ ownership share as of December 31, 2014, which includes $744 million for the allocation of minority interest resulting from sales and conveyances of CEOC stock.
CBAC LLC
CBAC Gaming, LLC, the Company-led consortium developing Horseshoe Casino Baltimore, received additional capital contributions from minority shareholders of $35 million during 2013. The investment increased the Company’s noncontrolling interest equity for partner contributions to the development of the project, net of pre-opening losses of $9 million also allocated to noncontrolling interest equity.
In February 2014, CGP LLC’s joint venture, CR Baltimore Holdings (“CRBH”), sold a portion of its interest in CBAC Gaming, LLC, the entity which owns a majority of the interests in the Horseshoe Baltimore joint venture to Caves Valley Partners, an existing joint venture partner. CGP LLC received $13 million of the proceeds from the sale. The sale reduced CRBH’s ownership from 51.8% to 41.4%.
CGP LLC
As discussed in “Caesars Growth Partners, LLC” within Note 2, “Basis of Presentation and Principles of Consolidation,” CAC acquired 100% of the voting units of CGP LLC in October 2013 for $1.2 billion. Due to our consolidation of CGP LLC, the interest acquired by CAC is considered a noncontrolling interest and has been presented separately within our Consolidated Balance Sheets.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loss Per Share
Basic loss per share from continuing operations and discontinued operations is calculated by dividing loss from continuing operations and loss from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Because the Company generated net losses for the years ended December 31, 2014, 2013 and 2012, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, and diluted loss per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.
The following table shows the weighted average number of shares that were anti-dilutive and, therefore, were excluded from the computation of diluted loss per share:

	Years Ended December 31,
(In millions)	2014	2013	2012
Stock options	6	4	6
Restricted stock units	2	2	—
Warrants	—	—	1
	8	6	7
Note 12 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2014	2013	2012
Food and Beverage	$622	$589	$608
Rooms	422	427	446
Other	94	91	115
	$1,138	$1,107	$1,169
Estimated Cost of Providing Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2014	2013	2012
Food and Beverage	$463	$428	$439
Rooms	168	165	172
Other	60	46	47
	$691	$639	$658
Note 13 — Income Taxes
Accounting Policy
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on certain federal, foreign, and state net operating losses (“NOLs”), and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets were not deemed realizable based upon near term estimates of future taxable income.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Balances
Components of Income/(Loss) Before Income Taxes from Continuing Operations

	Years Ended December 31,
(In millions)	2014	2013	2012
United States	$(3,351)	$(4,446)	$(1,889)
Outside of the U.S.	134	196	85
	$(3,217)	$(4,250)	$(1,804)
Income Tax (Benefit)/Provision

	Years Ended December 31,
(In millions)	2014	2013	2012
United States
Current
Federal	$—	$(7)	$(69)
State	(110)	(83)	6
Deferred
Federal	(593)	(1,388)	(572)
State	109	(51)	(76)
Outside of the U.S.
Current	56	29	13
Deferred	(5)	(17)	(3)
	$(543)	$(1,517)	$(701)
Allocation of Income Tax (Benefit)/Provision

	Years Ended December 31,
(In millions)	2014	2013	2012
Income tax (benefit)/provision applicable to:
Loss from continuing operations, before income taxes	$(543)	$(1,517)	$(701)
Discontinued operations	(21)	(32)	(120)
Accumulated other comprehensive income/(loss)	—	16	11
Additional paid in capital	—	15	(2)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective Income Tax Rate Reconciliation

	Years Ended December 31,
	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	1.7	6.6	4.0
Valuation allowance	(5.9)	(8.9)	(2.0)
Foreign income taxes	(0.1)	0.1	(0.1)
Goodwill	(9.3)	(0.4)	(1.7)
Stock-based compensation	(0.8)	(0.2)	(0.2)
Officers’ life insurance/insurance proceeds	—	—	0.2
Acquisition and integration costs	(0.4)	0.1	(0.2)
Reserves for uncertain tax positions	0.3	—	3.9
Sale of stock of subsidiary	(0.5)	—	—
Capital loss tax benefit	—	4.2	—
Disallowed losses on sale to related party	(3.9)	(0.3)	—
Deferred tax adjustment upon contribution of CIE to CGP LLC	—	(0.5)	—
Noncontrolling interests	1.0	—	—
Other	(0.2)	—	—
Effective tax rate	16.9%	35.7%	38.9%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

(In millions)	2014	2013
Deferred tax assets:
State net operating losses	$294	$253
Foreign net operating losses	23	24
Federal net operating loss	1,466	1,281
Compensation programs	145	142
Allowance for doubtful accounts	89	77
Self-insurance reserves	16	17
Accrued expenses	52	45
Federal tax credits	52	35
Federal indirect tax benefits of uncertain state tax positions	1	27
Investment in CGP LLC	—	23
Investments in non-consolidated affiliates	28	39
Capital loss carryover	134	136
Deferred revenue	93	41
Other	—	10
Subtotal	2,393	2,150
Less: valuation allowance	970	740
Total deferred tax assets	1,423	1,410

Deferred tax liabilities:
Depreciation and other property-related items	1,143	1,189
Deferred cancellation of debt income and other debt-related items	1,508	1,834
Investment in CGP LLC	21	—
Intangibles	998	1,118
Prepaid expenses	28	25
Other	2	—
Total deferred tax liabilities	3,700	4,166
Net deferred tax liability	$2,277	$2,756
Deferred Tax Assets and Liabilities Presented in our Consolidated Balance Sheets

(In millions)	2014	2013
Assets:
Deferred income taxes (current)	$5	$9
Deferred income taxes (non-current)	14	—
Total deferred tax assets	19	9
Liabilities:
Deferred income taxes (current)	$217	$289
Deferred income taxes (non-current)	2,079	2,476
Net deferred tax liability	$2,277	$2,756

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014 and 2013, we had federal NOL carryforwards of $4.2 billion and $3.7 billion, respectively. These NOLs will begin to expire in 2029. The federal NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. In accordance with US GAAP, the federal NOL carryforwards reflected in the income tax returns, as filed, are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. In addition, we had federal general business tax credits and research tax credit carryforwards of $39 million which will begin to expire in 2029. We believe that it is more likely than not that the benefit from the federal NOL and tax credit carryforwards for the CEC tax consolidated group will not be realized. As a result, a valuation allowance has been established for our federal NOL carryforwards and tax credits carryforwards deferred tax assets as of December 31, 2014. No federal valuation allowance has been established for CGP LLC’s federal NOL and tax credits carryforwards.
As of December 31, 2014, we had a federal capital loss carryforward of $364 million, which will expire in 2018. We do not project having sufficient capital gains in future years in order to utilize these capital loss carryovers. As such, a full valuation allowance has been provided for the capital loss carryover as of December 31, 2014.
NOL carryforwards for our domestic subsidiaries for state income taxes were $8.2 billion and $6.5 billion as of December 31, 2014 and 2013, respectively. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on the deferred tax assets relating to these NOL carryforwards and other state deferred tax assets which will not more likely than not be realized. We anticipate that state NOLs in the amount of $17 million will expire in 2015. The remainder of the state NOLs will expire between 2016 and 2034.
NOL carryforwards of our foreign subsidiaries were $110 million and $119 million as of December 31, 2014 and 2013, respectively. The majority of these foreign NOLs have an indefinite carryforward period, but are subject to a full valuation allowance as we do not believe these assets meet the “more likely than not” criteria for recognition.
As of December 31, 2014 and 2013, we had foreign tax credit carryforwards of $14 million and $7 million, respectively. Foreign tax credit carryforwards of $2 million are projected to expire unused in 2015 as we do not project to have sufficient future foreign source income to utilize this carryforward. As such, we have provided a valuation allowance against this foreign tax credit carryforward deferred tax asset of $2 million. The additional $12 million of foreign tax credit carryforwards are from amounts generated in 2014 by CGP LLC and we project to have sufficient future foreign source income to utilize this carryforward.
We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is estimated to total $118 million as of December 31, 2014. The additional deferred taxes, including foreign withholding taxes, that have not been provided is estimated at $13 million as of December 31, 2014.
Reconciliation of Unrecognized Tax Benefits

	Years Ended December 31,
(In millions)	2014	2013	2012
Balance at beginning of year	$142	$333	$532
Additions based on tax positions related to the current year	20	1	10
Additions for tax positions of prior years	—	7	3
Reductions for tax positions for prior years	(2)	(50)	(204)
Settlements	—	(82)	(8)
Expiration of statutes	(80)	(67)	—
Balance at end of year	$80	$142	$333
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. The reduction related to the expiration of statutes primarily relates to state statute of limitations for numerous tax years. We recognized tax benefits through the reduction of tax expense of approximately $80 million related to the movement in uncertain tax positions.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We reduced our accrual by approximately $62 million, $10 million and $8 million during 2014, 2013 and 2012, respectively. In total, we have accrued balances of approximately $1 million, $63 million, and $73 million for the payment of interest and penalties at December 31, 2014, 2013 and 2012, respectively. Included in the balances of unrecognized tax benefits as of December 31, 2014, 2013 and 2012, are approximately $48 million, $91 million, and $219 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are subject to exam by various state and foreign tax authorities. As of December 31, 2014, the tax years prior to 2010 are not subject to examination for U.S. tax purposes. As of December 31, 2014, the tax years prior to 2010 are no longer subject to examination for foreign and state income tax purposes as the statutes of limitations have lapsed.
We believe that it is reasonably possible that the unrecognized tax benefits liability will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
Note 14 — Fair Value Measurements
Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 8, "Goodwill and Other Intangible Assets," for more information on the application of the use of fair value to measure goodwill and other intangible assets.
We have not elected the fair value measurement option available under GAAP for any of our assets or liabilities that meet the criteria for this option. Irrespective of the fair value option previously described, GAAP requires certain financial and non-financial assets and liabilities of the Company to be measured on either a recurring basis or on a nonrecurring basis as shown in the sections that follow.
Investments

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Equity securities	$15	$15	$—	$—
Government bonds	70	—	70	—
Total assets at fair value	$85	$15	$70	$—

December 31, 2013
Assets:
Equity securities	$20	$20	$—	$—
Government bonds	72	—	72	—
Total assets at fair value	$92	$20	$72	$—
Investments consist of equity and debt securities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. The majority of these investments are in deferred charges and other in our Consolidated Balance Sheets while a portion is included in prepayments and other current assets. As of December 31, 2014 and 2013, gross unrealized gains and losses on marketable securities were not material.
Derivative Instruments
Interest Rate Swap Agreements
As of December 31, 2014 and 2013, the fair value liability of our derivative instruments was $6 million and $166 million, respectively. None of our derivative instruments are offset and all were classified as level 2. The estimated fair values of these interest rate swaps are derived from market prices obtained from dealer quotes for similar, but not identical, liabilities and represent the estimated amounts we would pay to terminate the contracts.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014, we had eight interest rate swap agreements outstanding with notional amounts totaling $5.8 billion that were not designated as accounting hedges. These interest rate swaps expired in January 2015 and were settled for $17 million in February 2015. We did not renew the swap agreements or enter into any replacement instruments.
Effect of Derivative Instruments on Net Loss

(In millions)		Years Ended December 31,
	Location of Amount Recognized in Net Loss	2014	2013	2012
Derivatives not designated as accounting hedges
Net periodic cash settlements and accrued interest (1)	Interest expense	$177	$172	$170
Total expense for derivatives	Interest expense	17	34	140
Derivatives designated as accounting hedges
Amounts reclassified from AOCL	Interest expense	—	4	28
____________________

(1)	The derivative settlements under the terms of the interest rate swap agreements are recognized as interest expense and are paid monthly.
Items Measured at Fair Value on a Non-recurring Basis
As of December 31, 2014, the total of our intangible and tangible assets that were required to be measured at fair value for our year end goodwill impairment and other intangible assets impairment assessment was $848 million, and we recorded impairments charges related to these assets totaling $642 million for the year then ended. As of December 31, 2013, the total of our intangible and tangible assets measured at fair value was $312 million and we recorded impairments charges related to these assets totaling $2.4 billion for the year then ended. Market and income approaches were used to value the intangible and tangible assets. Inputs included an expected range of market values, probability estimated by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate.
We have a contingent earnout liability primarily related to the CIE acquisition of Pacific Interactive (see Note 6, “Acquisitions, Dispositions, and Other Property Matters”). As of December 31, 2014, the total fair value of this liability was $66 million, and the fair value increased by $33 million for the twelve months ended December 31, 2014. As of December 31, 2013, the total fair value of this liability was $62 million, and the fair value increased by $53 million for the twelve months ended December 31, 2013.
We classify the items measured at fair value on a non-recurring basis within level 3 in the fair value hierarchy.
Note 15 — Litigation, Contractual Commitments, and Contingent Liabilities
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC (“CGP LLC”), Caesars Acquisition Company (“CAC”), Caesars Entertainment Resort Properties, LLC (“CERP”), Caesars Enterprise Services, LLC (“CES”), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. No decision on that motion has yet been issued. The parties agreed to stay discovery until a decision on the motion to dismiss is entered. During the Chapter 11 process, the action has been automatically stayed with respect to CEOC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and that CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014 and the issue has now been fully briefed. The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Notes due 2016 and 2017 filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Notes (on the other hand) impaired their own rights under the Senior Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Unsecured Note Lawsuits") have been assigned to the same judge. CEC and CEOC’s motion to dismiss both complaints was denied in substantial part by the court. Although the claims against CEOC have been automatically stayed during the Chapter 11 process, discovery has begun with respect to the plaintiffs' claims against CEC.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against individual past and present Board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC and seeks accelerated discovery and an expedited trial on that receivership cause of action. In addition to seeking appointment of a receiver, the new suit pleads claims for alleged fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. We have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the RSA, has been subject to a consensual stay for all parties since CEOC’s filing for Chapter 11. The consensual stay will expire upon the termination of the RSA.
The Company believes that the claims and demands described above against CEC are without merit and intend to defend ourselves vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. The Noteholder Disputes are in their very preliminary stages and discovery has begun on the Unsecured Note Lawsuits. We cannot provide assurance as to the outcome of the Noteholder Disputes or of the range of potential losses should the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the stage of the related litigation. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the "Financial Restructuring"), and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. See Note 1, “Description of Business - Going Concern.”
See additional disclosures related to litigation and other matters in Note 22, “Subsequent Events - Other,” and Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation.”

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CEC-CAC Merger Litigation
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Merger Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Merger Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014 (the “Proposed Merger”), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by Plaintiff and the putative class as a result of the Proposed Merger; and (4) to award Plaintiff for his costs and attorneys’ fees. It is unclear whether the Merger Lawsuit also seeks to enjoin the Proposed Merger. CEC believes that this lawsuit is without merit and will defend itself vigorously. The deadline to respond to the Merger Lawsuit has been adjourned without a date by agreement of the parties.
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation ("Hilton") spun-off its gaming operations as Park Place Entertainment Corporation ("Park Place"). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the "Allocation Agreement") whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the "Hilton Plan") based on the benefits of Hilton employees and Park Place employees. CEOC is the ultimate successor to this Allocation Agreement. In 2013, a lawsuit was settled related to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, the Company received a letter from Hilton, notifying the Company of a lawsuit related to the Hilton Plan which alleged that the Company had potential liability for the additional claims under the terms of the Allocation Agreement. Based on conversations between the Company’s representative and a representative of the defendants, the Company recorded a charge of $25 million during the second quarter 2010, representing the Company’s (including subsidiaries) allocated share of the total damages estimate.
In December 2013, the Company received a letter from Hilton notifying it that all final court rulings have been rendered in relation to this matter. The Company was subsequently informed that its obligation under the Allocation Agreement was approximately $54 million, and that approximately $19 million relates to contributions for historical periods and approximately $35 million relates to estimated future contributions. The Company met with Hilton representatives in March 2014 and had discussions subsequently. The Company cannot currently predict the ultimate outcome of this matter, but continues to believe that it may have various defenses against such claims, including defenses as to the amount of liabilities. On November 21, 2014, in response to a letter from Hilton, the Company agreed to attempt to mediate a resolution of the matter. On December 24, 2014, Hilton sued CEC and CEOC in federal court in Virginia primarily under the Employee Retirement Income Security Act (“ERISA”), for monetary and equitable relief in connection with this ongoing dispute. Hilton amended its lawsuit in January 2015 to remove CEOC as a defendant. CEC moved to dismiss the lawsuit in February 2015 and that motion is scheduled to be argued in March 2015.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Contractual Commitments
Casino Development Opportunities
We continue to pursue additional casino development opportunities that may require, individually and in the aggregate, significant commitments of capital, up-front payments to third parties, and development completion guarantees.
The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide a minimum monthly payment that must be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to contracts for the three managed, Indian-owned facilities is $1 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.
Tribal Casino Management Contracts

Casino	Location	Expiration of Management Agreement
Harrah’s Ak-Chin	near Phoenix, Arizona	July 2015
Harrah’s Cherokee	Cherokee, North Carolina	November 2018
Harrah’s Resort Southern California	near San Diego, California	November 2019

Note 16 — Leases
We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases, for accounting purposes. As of December 31, 2014, the remaining lives of our operating leases ranged from 1 to 83 years, with various automatic extensions totaling up to 79 years. Rent expense, net of income from subleases, is associated with operating leases for continuing operations and is charged to expense in the year incurred. In addition to the minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.
Net Rental Expense

	Years Ended December 31,
(In millions)	2014	2013	2012
Noncancelable leases:
Minimum	$68	$72	$115
Contingent	2	2	2
Sublease	(1)	(1)	(1)
Other leases	68	58	78
Total net rent expense	$137	$131	$194

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future Minimum Rental Commitments

(In millions)	Capital Leases	Operating Leases
2015	$21	$68
2016	11	65
2017	2	60
2018	—	60
2019	—	59
2020 and thereafter	—	968
Total minimum rental commitments	34	$1,280
Less amounts representing interest	(2)
Present value of net minimum lease payments	$32
Note 17 — Supplemental Cash Flow Information
Reconciliation of Cash Paid for Interest

	Years Ended December 31,
(In millions)	2014	2013	2012
Interest expense	$2,670	$2,252	$2,100
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	(346)	(156)	(42)
Executive compensation and benefit plans	(13)	(16)	(18)
Capitalized interest	45	38	38
Amortization of deferred finance costs and debt discount/premium	(438)	(360)	(315)
Amortization of accumulated other comprehensive loss	—	(5)	(29)
Rollover of PIK interest to principal	(2)	(1)	(1)
Change in derivative instruments due to cash settlements	160	138	30
Other	(6)	9	9
Cash paid for interest	$2,070	$1,899	$1,772
Note 18 — Stock-Based Compensation
Summary of Caesars Entertainment Stock-Based Incentive Plans
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards.
Management Equity Incentive Plan
The Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended, (the “2008 Incentive Plan”) allowed for the granting of performance-based options. The options vest and become exercisable if the return on investment in the Company of TPG, Apollo, and their affiliates (the “Majority Stockholders”) achieves a 2.0X return. The options vest on a pro-rata basis from zero to 100% if the Majority Stockholders achieve a return of less than 2.0X but greater than or equal to 1.75X. Upon the adoption of the 2012 Performance Incentive Plan, as amended, (the “2012 Incentive Plan”) options may no longer be granted under the 2008 Incentive Plan. As of December 31, 2014, 23,755 options were outstanding under this plan will expire between years 2018 - 2021.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Performance Incentive Plan
We adopted the 2012 Incentive Plan for directors, employees, officers and consultants or advisers who render services to Caesars Entertainment or its subsidiaries. As of December 31, 2014, a total of 15,449,468 shares of our common stock had been authorized to be issued under the long-term incentive plans. The number of unissued common shares reserved for future grants under the long-term incentive plans was 3,374,865 as of that date.
The 2012 Incentive Plan provided for a one-time stock option exchange program (the “Option Exchange”) to permit Caesars Entertainment to cancel certain stock options held by certain of its employees, service providers and directors in exchange for new, replacement options to purchase an equal number of shares of our common stock (the “Replacement Options”).
Options eligible for the Option Exchange (the “Eligible Options”) were granted on or prior to February 9, 2012, and had an exercise price equal to or greater than $20.09 per share. Replacement Options have an exercise price of $8.22 per share, a 10-year term and a new vesting schedule determined on a grant-by-grant basis, as follows:
Time-Based Options: 20% of the time-based Replacement Options were immediately vested, with the remainder vesting annually in equal amounts over four years.
Performance-Based Options:

•
For options replacing the Eligible Options subject to vesting if funds affiliated with the Sponsors (as defined in Note 20, “Related Party Transactions”) achieve at least a 1.5X return, the Replacement Options will vest on the date that the Caesars Entertainment’s 30-day trailing average closing common stock price equals or exceeds $35.00 per share.

•
For options replacing the Eligible Options subject to vesting if funds affiliated with the Sponsors achieve at least a 2.0X return, the Replacement Options vest on the earlier of the following: (i) 50% on March 15, 2014 and 50% on March 15, 2015 or (ii) Caesars Entertainment’s 30-day trailing average closing common stock price equals or exceeds $57.41 per share.

Loveman Performance-Based Option: We granted 290,334 options in November 2011 to Gary Loveman, the Company’s Chairman of the Board, Chief Executive Officer and President. The options were eligible to vest if funds affiliated with the Sponsors achieve at least a 1.0X return (the “Loveman Performance-Based Option”). The Replacement Options granted in exchange for the Loveman Performance-Based Options vested on the date that Caesars Entertainment’s 30‑day trailing average closing common stock price equaled or exceeded $57.41 per share.
As a result of the Option Exchange, incremental stock compensation totaling $15 million is being amortized to compensation expense over an approximate vesting period of 4 to 5.5 years.
Caesars Entertainment Stock-Based Compensation
Our stock-based compensation expense consists primarily of time-based and performance based stock options, restricted stock units and restricted stock awards that have been granted to management, other personnel and key service providers.
Composition of Stock-Based Compensation Expense

	Years Ended December 31,
(In millions)	2014	2013	2012
Corporate expense	$36	$25	$29
Property, general, administrative, and other	96	32	26
Total stock-based compensation expense	$132	$57	$55

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options
Stock Option Activity

(Dollars in millions, except per share data)	Shares	Weighted Average Exercise Price	Fair Value (1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	8,463,811	$12.09	$2.68	8.5
Granted	1,500,770	21.18	10.27
Exercised	(317,703)	9.10	1.78
Forfeited	(237,202)	11.30	3.98
Expired	(29,791)	17.16	2.39
Outstanding as of December 31, 2014	9,379,885	$13.65	$3.35	7.8	$53
Vested and expected to vest as of December 31, 2014	9,060,016	$12.09	$3.28	7.8	$52
Exercisable as of December 31, 2014	3,746,013	$9.61	$1.80	7.5	$25
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2014	2013	2012
Options Granted:
Number of options granted	1,500,770	550,812	8,173,944
Weighted Average Grant-Date Fair Value per share (1)	$10.27	$5.95	$3.50
Weighted Average Exercise Price per Share (1)(2)	$21.18	$13.65	$8.44

Option Exercises:
Number of options exercised	317,703	143,109	—
Cash received for options exercised	$3	$1	$—
Aggregate intrinsic value of options exercised	$2	$2	$—
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

(2)	Adjusted for the February 2012 1.742-for-1 stock split.
Assumptions Used to Estimate Option Values

	Years Ended December 31,
	2014	2013	2012
Expected volatility	52.1%	57.4%	55.8%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.5	3.8	4.9
Risk-free interest rate	1.7%	1.0%	0.9%
We utilized historical optionee behavioral data to estimate the option exercise and termination rates used in the option-pricing models. The expected term of the options represents the period of time the options were expected to be outstanding based on historical trends and/or derived from a numerical pricing model, such as the Monte Carlo simulation model. Expected volatility was based on the historical volatility of the common stock of Caesars Entertainment and its competitor peer group for a period approximating the expected life. We do not expect to pay dividends on common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014, there was $57 million of total unrecognized compensation cost related to Caesars Entertainment stock-based compensation plans, which is expected to be recognized over a remaining weighted-average period of 2.8 years.
Restricted Stock Units
During the year ended December 31, 2014, we granted restricted stock units (the “RSUs”) to employees of Caesars Entertainment with an aggregate fair value of $25 million. Each RSU represents the right to receive payment in respect of one share of the Caesars Entertainment’s common stock. The majority of the RSUs will vest 25% annually beginning January 2, 2014. The following table summarizes the activity of RSUs during the fiscal year ended December 31, 2014.
Restricted Stock Unit Activity

	Units	Fair Value
Outstanding as of December 31, 2013	1,503,534	$13.74
Granted	1,183,098	20.82
Vested	(375,500)	13.74
Forfeited	(154,405)	16.20
Outstanding as of December 31, 2014	2,156,727	17.45
Restricted Common Stock Awards
In 2012, we granted 50,000 shares of restricted common stock to an executive officer of Caesars Entertainment under the 2012 Incentive Plan. The restricted common stock vested annually in equal amounts over two years. No unvested shares were outstanding as of December 31, 2014. No additional shares of restricted common stock have been granted.
CIE Stock-Based Compensation Plan
CIE grants stock-based compensation awards in CIE common stock to its employees, directors, service providers and consultants in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan (the “Plan”), which is intended to promote the interests of CIE and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of CIE. CIE has granted stock options and warrants, restricted shares, and restricted stock units to its employees and service providers. These programs are classified as either equity or liability-based instruments dependent on the terms and conditions of each of the awards. Equity-classified instruments are measured at their fair value at their date of grant, and liability-classified instruments are re-measured at their fair value at each reporting date.
During the third quarter of 2014, CIE determined that certain of its stock options should have been modified to be accounted for as liability-classified awards during the first quarter of 2014. As a result of this correction, which we have determined is not material, $20 million of expense was recorded during the third quarter of 2014 that related to the prior quarters of 2014. The correction represents a non-cash expense adjustment, and thus, the correction has no net effect on our Consolidated Statements of Cash Flows.
Stock-based compensation expense attributable to CIE is recorded property, general, administrative, and other in the Consolidated Statements of Operations and totaled $87 million in 2014, $25 million in 2013, and $21 million in 2012. As of the December 31, 2014, the liability related to outstanding options and warrants was $103 million. The current portion is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets, while the long-term portion is recorded in deferred credits and other liabilities.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CIE Stock Option Activity

(Dollars in millions, except per share data)	Shares	Weighted Average Exercise Price	Fair Value (1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	17,015	$3,194.48	$1,124.81	7.3
Granted	1,135	$9,976.43	$4,717.02
Exercised	(3,822)	$1,649.71	$249.57
Forfeited	(1,049)	$5,767.76	$2,764.01
Outstanding as of December 31, 2014	13,279	$3,953.85	$1,616.01	6.8	$115
Vested and expected to vest as of December 31, 2014	12,581	$3,832.25	$1,544.87	6.7	$111
Exercisable as of December 31, 2014	6,920	$2,202.24	$547.75	5.1	$72
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

CIE Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2014	2013	2012
Options Granted:
Number of options granted	1,135	6,300	1,442
Weighted Average Grant-Date Fair Value per share (1)	$4,717.02	$2,620.48	$2,724.86
Weighted Average Exercise Price per Share	$9,976.43	$5,539.98	$5,360.86

Option Exercises:
Number of options exercised	3,822	365	—
Cash received for options exercised	$6	$1	$—
Aggregate intrinsic value of options exercised	$27	$1	$—
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

Assumptions Used to Estimate CIE Option Value

Years Ended December 31,
	2014	2013	2012
Expected range of volatility	46.5% - 56.8%	49.7% - 58.6%	59.4% - 61.3%
Expected dividend yield	—%	—%	—%
Expected range of term (in years)	2.4 - 7.1	2.3 - 7.3	4.2 - 7.1
Risk-free interest rate range	0.7% - 2.3%	0.6% - 2.5%	0.6% - 1.2%
CIE Restricted Stock Unit Activity

	Units	Fair Value
Outstanding as of December 31, 2013	7,991	$3,853.00
Granted	1,209	10,019.69
Vested	(3,794)	4,496.67
Forfeited	(310)	6,368.06
Outstanding as of December 31, 2014	5,096	6,494.71

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2013, CIE granted 5,260 RSUs with a weighted-average grant date fair value per RSU granted of $5,470.
CIE utilized historical optionee behavioral data to estimate the option exercise and termination rates used in the option-pricing models. The expected term of the options represents the period of time the options were expected to be outstanding based on historical trends and/or derived from a numerical pricing model, such as the Monte Carlo simulation model. Expected volatility was based on the historical volatility of the common stock of CIE and its competitor peer group for a period approximating the expected life. CIE does not expect to pay dividends on common stock. The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.
As of December 31, 2014, there was $93 million of total unrecognized compensation cost related to CIE stock-based compensation plans, which is expected to be recognized over a remaining weighted-average period of 3.3 years.
CEOC Stock-Based Compensation Plan
In May 2014, the CEOC Board of Directors adopted the Caesars Entertainment Operating Company, Inc. 2014 Performance Incentive Plan (“2014 Incentive Plan”). All CEOC share-based compensation programs are managed under this plan. During the second quarter of 2014, CEOC granted 86,936 shares of CEOC common stock with a fair value of $90.31 per share and CEC recognized a total of $8 million in share-based compensation expense in the Consolidated Statements of Operations.
CAC Stock-Based Compensation Plan
In April 2014, the CAC Board of Directors approved the CAC Equity-Based Compensation Plan for officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries (the “CAC Equity Plan”). Under the CAC Equity Plan, CEC is authorized to grant stock-based instruments in the form of or with a value related to CAC Class A Common Stock, par value $0.001 per share (the “CAC Common Stock”) to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The CAC Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of CAC Common Stock that may be delivered pursuant to awards under the CAC Equity Plan is $25 million. Upon issuance of shares pursuant to this plan, such shares will be contributed by CAC to CGP LLC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares.
In May 2014, CEC granted awards to officers, employees, directors, individual consultants, and advisers of CEC and its subsidiaries in accordance with the CAC Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the CAC. Awards under this plan vested one-third in October 2014 with the remaining two-thirds vesting in equal portions in October 2015 and October 2016. During the year ended December 31, 2014, expense associated with the vesting of such awards is recorded as stock-based compensation expense by CEC totaling $10 million.
Note 19 — Employee Benefit Plans
Savings and Retirement Plans
We maintain a defined contribution savings and retirement plan that allows employees to make pre-tax and after-tax contributions. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to IRS rules and regulations) and are eligible to receive a company match of up to $600. Participating employees become vested in matching contributions on a pro-rata basis over five years of credited service. Our contribution expense for this plan was $13 million, $13 million, and $10 million for the years ended December 31, 2014, 2013, and 2012, respectively.
We maintain several supplemental executive retirement plans (“SERP”) to provide additional retirement benefits to a select group of former executives. The total liability reported in deferred credits and other for the SERP plans was $33 million as of December 31, 2014, and $30 million as of December 31, 2013.
Pension Commitments
We have a defined benefit plan for employees of our London Clubs International subsidiary that provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. We account for this plan under the immediate recognition method, under which actuarial gains and losses are recognized in operating results in the year in which the gains and losses occur rather than deferring them into Other Comprehensive Loss and amortizing them over future periods. Any such amounts are recorded in the fourth quarter of each year, and during the fourth quarter of 2014, we recognized $21 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014, total plan assets were $208 million with total projected benefit obligation totaling $293 million, resulting in a net pension liability of $85 million. Our estimated long term expected return on assets for this plan, which has been frozen since 2010 is 5.7%, with a 3.4% discount rate.
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

c.
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a “withdrawal liability.”

Multiemployer Pension Plan Participation

		Pension Protection Act Zone Status (1)			Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2014	2013	FIP/RP Status (2)	2014	2013	2012	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	No	$18	$20	$19	No	May 31, 2018
Pension Plan of the UNITE HERE National Retirement Fund (4)	13-6130178/001	Red	Red	Yes	14	14	14	No	March 14, 2015
Local 68 Engineers Union Pension Plan (3)	51-0176618/001	Green	Yellow	No	1	2	2	No	April 30, 2017
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	—	1	—	No	April 30, 2017
Painters IUPAT	52-6073909/001	Yellow	Yellow	Yes	1	1	1	No	Various up to April 2017
Other Funds					12	12	12
Total Contributions					$46	$50	$48
____________________

(1)	Represents the Pension Protection Act (“PPA”) zone status for applicable plan year beginning January 1, 2014, except where noted otherwise.

(2)	Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(3)	Plan years begin July 1.

(4)
As described in Note 22, “Subsequent Events - Other,” in 2015, the Pension Plan of the UNITE HERE National Retirement Fund voted to expel Caesars Entertainment and its participating subsidiaries from the plan.

The zone status is based on information that the Company received from the plan administrator and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table above utilized extended amortization provisions to calculate zone status.
Plans with Company Contributions in Excess of 5% of Total Plan Contributions

Pension Fund	Applicable Plan Years
Pension Plan of the UNITE HERE National Retirement Fund	2013 and 2012
Southern Nevada Culinary and Bartenders Pension Plan	2013 and 2012
Local 68 Engineers Union Pension Plan	2013 and 2012
Nevada Resort Association IATSE Local 720 Retirement Plan	2013 and 2012
At the date these financial statements were issued, Forms 5500 were not available for the plan year ending in 2014.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred Compensation Plans
The Company has six frozen deferred compensation plans. Amounts deposited into these deferred compensation plans are unsecured liabilities of the Company. The total liability recorded in deferred credits and other for these plans is $80 million and $84 million as of December 31, 2014 and 2013, respectively. Company matching contributions to the active plan were suspended beginning in February 2009, though participants continue to vest in contributions made prior to that date.
The six frozen plans that contain deferred compensation assets are as follows: (1) Harrah’s Executive Deferred Compensation Plan (“EDCP”), (2) the Harrah’s Executive Supplemental Savings Plan (“ESSP”), (3) Harrah’s Deferred Compensation Plan (“HDCP”), (4) the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and (5) the Caesars World, Inc. Executive Security Plan and (6) the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (“ESSP II”). Employees may no longer contribute to these plans.
Note 20 — Related Party Transactions
Non-Consolidated Affiliates
Our non-consolidated affiliates are accounted for under the equity method and, as of December 31, 2014, our investments in and advances to non-consolidated affiliates consisted primarily of Baluma S.A, our investment in Rock Ohio Caesars LLC (“ROC”) in Ohio, and an investment in a joint venture development project in Incheon, South Korea. CEOC manages ROC’s Horseshoe Cleveland casino, Horseshoe Cincinnati casino, and Thistledown Racino for a fee under management agreements that expire in May 2032, March 2033 and April 2033, respectively.
See Note 22, “Subsequent Events - Other,” for recent developments related to ROC.
Management Fees with Sponsors
Caesars Entertainment has a services agreement with Apollo Global Management, LLC ("Apollo") and affiliates of TPG Capital LP ("TPG") (collectively, the "Sponsors"), relating to the provision of financial and strategic advisory services and consulting services. We pay a monitoring fee for management services and reimburse the Sponsors for expenses they incur related to these management services. The fees paid to the Sponsors are included in corporate expense. The Sponsors granted a waiver of the monitoring fees due for 2014 and 2015. The total fees for 2013 and 2012 were $23 million and $30 million, respectively.
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
World Series of Poker (“WSOP”) Trademarks
CIE owns the WSOP trademarks and associated rights. CEOC has a perpetual, royalty-free license to use the WSOP trademarks in connection with operating WSOP branded poker rooms and selling certain WSOP branded retail items. Under a Trademark License Agreement entered into in 2011, Caesars Entertainment pays CIE $2 million per year for the right to host the WSOP tournaments at the Rio All-Suites Hotel & Casino in Las Vegas or at such other property agreed to by the parties. Caesars Entertainment also has the right to host a number of WSOP circuit events at Caesars Entertainment affiliate properties under a Circuit Event Agreement with CIE. Caesars Entertainment must pay CIE $75,000 for each such circuit event. Both the Trademark License Agreement and Circuit Event Agreement expire on September 1, 2016, unless terminated earlier pursuant to the terms of each agreement.
Hamlet Holdings LLC
Hamlet Holdings LLC (“Hamlet Holdings”), the members of which are comprised of individuals affiliated with each of the Sponsors, as of December 31, 2014, beneficially owns approximately 61% of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of our directors.
XOJet, Inc.
XOJet, Inc. (“XOJet”), a private aviation company, is a TPG portfolio company. Caesars Entertainment and XOJet are parties to a Custom Membership Program Agreement pursuant to which, among other things, Caesars Entertainment has access to XOJet

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

aircrafts at contractually agreed upon hourly rates. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $3.0 million, $3.8 million, and $4.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
SunGard Availability Service LP
SunGard Availability Service LP (“SunGard”), a private software solutions company, is a TPG portfolio company. Caesars Entertainment and SunGard are parties to a Master Agreement for U.S. Availability Services pursuant to which, among other things, SunGard provides Caesars Entertainment enterprise cloud services and solutions for managed information technology. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $1.5 million, $2.1 million, and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Sabre, Inc.
Sabre, Inc. (“Sabre”), a private travel sector technology company, is a TPG portfolio company. Caesars Entertainment and Sabre are parties to a Hotel Associate Distribution and Services Agreement pursuant to which, among other things, Caesars Entertainment uses Sabre’s technology to assist customers with booking hotel rooms. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Avaya Inc.
Avaya Inc. (“Avaya”), a public communications solutions company, is a TPG portfolio company. Caesars Entertainment and Avaya are parties to a Customer Agreement pursuant to which, among other things, Avaya supplies Caesars Entertainment with technology products and services, software licenses and support for such products and services. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $1.1 million, $1.4 million, and $1.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Norwegian Cruise Line Holdings Ltd.
Norwegian Cruise Line Holdings Ltd. (“NCL”), a public cruise ship operations company, is an Apollo funds and TPG portfolio company. Caesars Entertainment and NCL are parties to a Marketing Agreement pursuant to which, among other things, NCL pays Caesars Entertainment a percentage of NCL’s gaming revenue. Pursuant to the terms of this agreement, Caesars Entertainment and NCL’s mutual business transactions amounted to approximately $2.0 million, $1.0 million, and $0.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Classic Party Rentals
Classic Party Rentals, a private event rental company, is an Apollo portfolio company. Caesars Entertainment and Classic Party Rentals are parties to an Equipment Rental Agreement pursuant to which, among other things, Classic Party Rentals supplies Caesars Entertainment with tenting, draping, lighting, furniture, tableware, and linens for parties and events. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $0.3 million, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Creative Artists Agency LLC
Creative Artists Agency, LLC. (“CAA”), a private talent and sports agency, is an Apollo funds and TPG portfolio company. Caesars and CAA are parties to multiple entertainment agreements pursuant to which, among other things, Caesars pays CAA fees in connection with artists’ performances at Caesars’ properties. Pursuant to the terms of these agreements, Caesars Entertainment incurred expenses of approximately $0.2 million for the year ended December 31, 2014 and did not incur material expenses during 2013 or 2012.
Other Related Party Transactions
In May 2014, CEOC, CERP, and CGPH entered into a services joint venture, CES. See Note 2, “Basis of Presentation and Principles of Consolidation.”
In May 2014, CEOC and CGP LLC consummated the CEOC-CGP LLC Property Transaction as disclosed in Note 2, “Basis of Presentation and Principles of Consolidation.”

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 2014, CEOC completed the repurchase of $982 million aggregate principal amount outstanding of its 5.625% Senior Notes due 2015 and 10.00% Second-Priority Senior Secured Notes due 2015 for total consideration of approximately $1.0 billion. CGP LLC received approximately $452 million of consideration (including accrued and unpaid interest) as part of the note purchase transaction. See Note 10, “Debt.”
In August 2014, CGP LLC effectuated a distribution of 100% of its remaining investment in certain CEOC notes as a dividend to its members, CEC and CAC, pro rata based upon each member’s ownership percentage in CGP LLC. See Note 2, “Basis of Presentation and Principles of Consolidation.”
In December 2014, CEC and CAC entered into a merger agreement, pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company. See Note 1, “Description of Business.”
Note 21 — Segment Reporting
Caesars Entertainment is primarily a holding company and operates through four reportable segments: Caesars Entertainment Operating Company, Inc. (“CEOC”), Caesars Entertainment Resort Properties, LLC (“CERP”), Caesars Growth Partners Casino Properties and Developments (“CGP LLC Casinos”), and Caesars Interactive Entertainment, Inc. (“CIE”).
We view each casino property and CIE as operating segments and aggregate all such casino properties and CIE into these four reportable segments based on management’s view of these properties, which aligns with their ownership and underlying credit structures. While the CEOC and CERP reportable segments each comprise all of the operations of these consolidated subsidiaries, our consolidated VIE, CGP LLC, is comprised of the CGP LLC Casinos and CIE reportable segments. We revised our presentation from one reportable segment to the four listed above effective October 1, 2014, in conjunction with CES commencing operations, as the way in which CEC management assesses results and allocates resources is aligned in accordance with these segments.
The results of each reportable segment presented below are consistent with the way CEC management assesses these results, which is a consolidated view that adjusts for the impact of certain transactions between reportable segments within Caesars, as described below. Accordingly, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their stand-alone filings.
CEOC results for all periods presented exclude the impact of consolidating The LINQ and Octavius Tower subsequent to their sale from CEOC to CERP in 2013. On a stand-alone basis, CEOC accounts for this transaction as a financing in accordance with U.S. Generally Accepted Accounting Principles instead of as a completed real estate sale, which results in these properties being reported as part of both CEOC and CERP on a stand-alone basis for the period subsequent to their sale. In addition, CEOC completed the sale to CGP LLC of Planet Hollywood Resort & Casino in October 2013 and four properties (The Cromwell, Bally's Las Vegas, The LINQ Hotel, and Harrah's New Orleans) in May 2014. The financial results for these five properties are excluded from the CEOC financial results for all periods presented herein and, instead, are included in the results of CGP LLC Casinos.
As a result of transactions in 2013, certain CEC and CEOC properties are now owned by CERP; accordingly, the financial information herein includes the financial results for these properties as if they were combined into the CERP reporting entities for all periods presented.
“Other” includes consolidating adjustments, eliminating adjustments and other adjustments to reconcile to consolidated CEC results. For example, management fees paid to CEOC by CGP LLC Casinos related to Planet Hollywood are included in CEOC adjusted net revenues below and eliminated in Other.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Statements of Operations - By Segment

	Year Ended December 31, 2014
(In millions)	CEOC (1)	CERP	CGP LLC Casinos	CIE (2)	Parent/ Other	Elimination	CEC
Management fees	$93	$—	$1	$—	$—	$(36)	$58
Net revenues	4,812	2,065	1,281	587	101	(330)	8,516
Depreciation and amortization	291	200	115	28	3	(1)	636
Impairment of goodwill	251	289	155	—	—	—	695
Impairment of tangible and other intangible assets	308	(12)	—	3	—	—	299
Income/(loss) from operations	(323)	(32)	(139)	21	14	7	(452)
Interest expense	(2,184)	(389)	(164)	(6)	(16)	89	(2,670)
Other gains/(losses)	(100)	—	132	—	(31)	(96)	(95)
Income tax benefit from continuing operations	264	28	214	(36)	73	—	543
____________________

(1)	Includes foreign net revenues of $337 million.

(2)	Includes foreign net revenues of $434 million.

	Year Ended December 31, 2013
(In millions)	CEOC (1)	CERP	CGP LLC Casinos	CIE (2)	Parent/ Other	Elimination	CEC
Management fees	$74	$—	$—	$—	$—	$(17)	$57
Net revenues	4,985	1,979	1,040	317	20	(121)	8,220
Depreciation and amortization	384	216	83	18	—	—	701
Impairment of goodwill	104	—	—	—	—	—	104
Impairment of tangible and other intangible assets	1,668	1,059	—	—	—	—	2,727
Income/(loss) from operations	(1,344)	(804)	(3)	(9)	134	—	(2,026)
Interest expense	(2,069)	(246)	(60)	(3)	(9)	135	(2,252)
Other gains/(losses)	34	15	28	(1)	87	(135)	28
Income tax benefit from continuing operations	651	384	(113)	(2)	597	—	1,517
____________________

(1)	Includes foreign net revenues of $356 million.

(2)	Includes foreign net revenues of $224 million.

	Year Ended December 31, 2012
(In millions)	CEOC (1)	CERP	CGP LLC Casinos	CIE (2)	Parent/ Other	Elimination	CEC
Management fees	$63	$—	$—	$—	$—	$(16)	$47
Net revenues	4,988	2,003	1,082	206	25	(118)	8,186
Depreciation and amortization	497	252	84	11	—	—	844
Impairment of goodwill	195	—	—	—	—	—	195
Impairment of tangible and other intangible assets	427	3	—	—	—	—	430
Income/(loss) from operations	(159)	161	173	35	(76)	—	134
Interest expense	(1,952)	(232)	(51)	(4)	17	122	(2,100)
Other gains/(losses)	21	136	1	1	125	(122)	162
Income tax benefit from continuing operations	794	(22)	(40)	(11)	(20)	—	701
____________________

(1)	Includes foreign net revenues of $443 million.

(2)	Includes foreign net revenues of $192 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property EBITDA - by Segment
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

	Year Ended December 31, 2014
(In millions)	CEOC	CERP	CGP LLC Casinos	CIE	Parent/ Other	Elimination	CEC
Income/(loss) from operations	$(323)	$(32)	$(139)	$21	$14	$7	$(452)
Depreciation and amortization	291	200	115	28	3	(1)	636
Write-downs, reserves, and project opening costs, net of recoveries	48	14	56	—	7	(5)	120
Impairment of goodwill	251	289	155	—	—	—	695
Impairment of tangible and other intangible assets	308	(12)	—	3	—	—	299
Corporate expense	189	60	23	—	13	(3)	282
Acquisition and integration costs and other	58	1	55	33	(31)	—	116
EBITDA attributable to discontinued operations	(6)	—	—	(1)	—	—	(7)
Property EBITDA	$816	$520	$265	$84	$6	$(2)	$1,689

	Year Ended December 31, 2013
(In millions)	CEOC	CERP	CGP LLC Casinos	CIE	Parent/ Other	Elimination	CEC
Income/(loss) from operations	$(1,344)	$(804)	$(3)	$(9)	$134	$—	$(2,026)
Depreciation and amortization	384	216	83	18	—	—	701
Write-downs, reserves, and project opening costs, net of recoveries	72	15	15	—	2	—	104
Impairment of goodwill	104	—	—	—	—	—	104
Impairment of tangible and other intangible assets	1,668	1,059	—	—	—	—	2,727
Corporate expense	138	47	—	—	16	(40)	161
Acquisition and integration costs and other	34	(3)	153	53	(138)	—	99
EBITDA attributable to discontinued operations	7	—	—	—	—	—	7
Property EBITDA	$1,063	$530	$248	$62	$14	$(40)	$1,877

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2012
(In millions)	CEOC	CERP	CGP LLC Casinos	CIE	Parent/ Other	Elimination	CEC
Income/(loss) from operations	$(159)	$161	$173	$35	$(76)	$—	$134
Depreciation and amortization	497	252	84	11	—	—	844
Write-downs, reserves, and project opening costs, net of recoveries	59	22	3	—	15	—	99
Impairment of goodwill	195	—	—	—	—	—	195
Impairment of tangible and other intangible assets	427	3	—	—	—	—	430
Corporate expense	158	80	—	—	28	(71)	195
Acquisition and integration costs and other	25	(1)	—	—	(1)	—	23
EBITDA attributable to discontinued operations	108	—	—	—	—	—	108
Property EBITDA	$1,310	$517	$260	$46	$(34)	$(71)	$2,028
Condensed Balance Sheets - By Segment

	As of December 31, 2014
(In millions)	CEOC (1)	CERP	CGP LLC Casinos	CIE (2)	Parent/ Other	Elimination	CEC
Total assets	$11,355	$7,172	$4,185	$546	$2,752	$(2,475)	$23,535
Total liabilities	19,773	6,334	2,979	367	(583)	(593)	28,277
____________________

(1)	Includes foreign assets of $312 million and foreign liabilities of $183 million.

(2)	Includes foreign assets of $305 million and foreign liabilities of $172 million.

	As of December 31, 2013
(In millions)	CEOC (1)	CERP	CGP LLC Casinos	CIE (2)	Parent/ Other	Elimination	CEC
Total assets	$12,593	$7,372	$5,091	$427	$785	$(1,579)	$24,689
Total liabilities	20,478	6,219	1,676	251	7,332	(9,363)	26,593
____________________

(1)	Includes foreign assets of $301 million and foreign liabilities of $169 million.

(2)	Includes foreign assets of $183 million and foreign liabilities of $54 million.
Note 22 — Subsequent Events - Other
For information about the CEOC bankruptcy and deconsolidation effective January 15, 2015, see Note 23, “Subsequent Events - CEOC Bankruptcy and Deconsolidation.”
Employee Benefit Plans
In January 2015, the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel Caesars Entertainment and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, Caesars Entertainment might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million. Caesars Entertainment vigorously disputes NRF’s legal and contractual authority to take such action and has challenged NRF’s actions in the appropriate legal forums.
Demands for Payment
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Senior Secured Notes due 2018 (the “10.00% Second-Priority Notes”) . The February 13 Notice alleges that Caesars Entertainment has unconditionally guaranteed the obligations of CEOC under the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on the 10.00% Second-Priority Notes, and demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses due to CEOC’s commencement of a voluntary case under Chapter 11 of the Bankruptcy Code. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A., in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEC has unconditionally guaranteed the obligations of CEOC under the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on the Notes, and demands that CEC immediately pay BOKF, N.A., cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses due to CEOC’s commencement of a voluntary case under Chapter 11 of the Bankruptcy Code. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue.
In accordance with the terms of the applicable indentures and as previously disclosed under Item 8.01 in our Current Report on Form 8-K filed August 22, 2014, CEC is not subject to the above-described guarantees. As a result, we believe the demands for payment are meritless.
On March 3, 2015, BOKF, N.A. filed a lawsuit (the "BOKF Lawsuit") against Caesars Entertainment in the United States District Court for the Southern District of New York in its capacity as successor indenture trustee for CEOC’s 12.75% Second-Priority Notes. The plaintiff alleges that CEOC’s filing of a voluntary Chapter 11 bankruptcy petition on January 15, 2015 constituted an event of default under the relevant indenture that caused all principal and interest owed on the 12.75% Second-Priority Notes to become immediately due and payable; that a provision in the indenture pursuant to which CEC guaranteed CEOC’s obligations on the 12.75% Second-Priority Notes is valid, binding, and enforceable; and that CEC is indebted to BOKF, N.A. for all principal, interest, and other amounts due and owing on the 12.75% Second-Priority Notes. Based on these allegations, the plaintiff brings claims for the violation of the Trust Indenture Act of 1939, breach of contract, intentional interference with contractual relations, breach of the duty of good faith and fair dealing, and declaratory relief. CEC has not yet been served with process in this case.
Rock Ohio Ventures
On February 26, 2015, we sold our 20% minority interest in Rock Ohio Caesars LLC, the entity that owns three Ohio casinos (Horseshoe Cleveland, Horseshoe Cincinnati, and Thistledown Racino) to Rock Ohio Ventures. The properties remain open for business and we continue to manage them.
Note 23 — Subsequent Events - CEOC Bankruptcy and Deconsolidation
Description of the CEOC Business
CEOC is a majority owned subsidiary of Caesars Entertainment and its casinos account for approximately two million square feet of gaming space, 40,000 slot machines, and 15,000 hotel rooms. CEOC owns and operates 19 casinos in the United States and 9 internationally, most of which are located in England. In addition to owning and operating its own properties, CEOC managed six casinos for CGP LLC and nine casinos for unrelated third parties. Effective October 2014, substantially all of our properties are managed by CES (and the remaining properties will be transitioned upon regulatory approval).
Restructuring Support and Forbearance Agreement
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, CEOC has experienced substantial operating and net losses in recent years. Under the debt structure in existence as of December 31, 2014, CEOC expected to experience operating and net losses for the foreseeable future. As a result of these and other factors, on January 9, 2015, CEOC announced that it would be moving forward to implement a financial restructuring plan to reduce long-term debt and annual interest payments.
During the year ended December 31, 2014, and in January 2015, Caesars Entertainment and CEOC engaged in numerous negotiations with certain holders of CEOC’s indebtedness in an effort to reach a mutual agreement regarding the restructuring of CEOC’s debt (the “Restructuring”). As a result of these negotiations, Caesars Entertainment and CEOC entered into a Third

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015 (as amended or restated, the “RSA”). The RSA has received support of over 80% of the First-Lien Noteholders (the “Consenting Creditors”).
Pursuant to the RSA, the Consenting Creditors have agreed to, among other things, support and vote their claims in favor of the Restructuring and forbear from exercising certain default-related rights and remedies under the indentures governing the First Lien Notes. In addition, any litigation between Caesars Entertainment, CEOC, their respective directors, and any of the Consenting Creditors was adjourned, stayed, and/or dismissed without prejudice after CEOC’s Chapter 11 filing on the January 15, 2015 (the “Petition Date”) in accordance with the RSA. CEOC must meet or comply with various material milestones under the RSA relating to the timing of filing motions and orders with the Court for the Chapter 11 filings as well as the entry of orders with respect to certain aspects of the Chapter 11 process. Subject to certain qualifications and exceptions, the RSA may be amended by Caesars Entertainment, CEOC, and the Consenting Creditors holding greater than two-thirds of the aggregate amount of all First Lien Bond Claims held by the Consenting Creditors.
Restructuring as Real Estate Investment Trust and Separate Operating Company
As part of the RSA, Caesars Entertainment, CEOC, and the Consenting Creditors agreed to a term sheet setting forth the principal terms of the Restructuring (the “Term Sheet”) that include CEOC’s reorganization as a separate operating company (“OpCo”) and two property companies (“CPLV PropCo” and "Non-CPLV PropCo", collectively "PropCo"), with a real estate investment trust (the “REIT”) directly or indirectly owning and controlling PropCo. Upon completion of the Restructuring, there will be two leases under which CPLV PropCo and Non-CPLV PropCo will lease properties to OpCo: (1) for the Caesars Palace Las Vegas (“CPLV”) property (the “CPLV Lease”) and (2) for certain properties currently owned by CEOC other than CPLV (the “Non-CPLV PropCo Lease” and, together with the CPLV Lease, the “Leases”). A subsidiary of Caesars Entertainment will manage the properties and Caesars Entertainment will guarantee OpCo’s payment under the Leases.
New Capital Structure
The Restructuring also contemplates that (i) OpCo will issue up to $1.2 billion in principal amount of first lien debt with a six year term and interest at LIBOR plus 4.00% with a 1% LIBOR floor (“New First Lien OpCo Debt”) and up to $547 million in principal amount of second lien debt with a seven year term and interest at 8.5% (“New Second Lien OpCo Debt”) and (ii) PropCo will issue $2.4 billion in principal amount of first lien debt with a five year term and interest at LIBOR plus 3.5% with a 1% LIBOR floor (“New First Lien PropCo Debt”) and $1.4 billion in principal amount of second lien debt with a six year term and interest at 8.0% (“New Second Lien PropCo Debt”). CPLV will issue $2.6 billion in debt, of which no less than $2.0 billion will be sold to third party investors for cash proceeds (“CPLV Market Debt”) and any remaining debt up to $600 million will constitute “CPLV Mezzanine Debt,” with the weighted average yield on the CPLV Market Debt and CPLV Mezzanine Debt capped as set forth in the Term Sheet.
PropCo must also offer and issue up to $300 million of preferred equity (the “PropCo Preferred Equity”), the proceeds of which will be used to: (1) reduce the amount of CPLV Debt issued to holders of First Lien Notes, if any; then (2) reduce the amount of CPLV Market Debt required to meet certain conditions, if required; and ultimately (3) reduce the amount of the New Second Lien PropCo Debt. The PropCo Preferred Equity will be entitled to paid-in-kind dividends at a rate equal to the dividend yield to holders of PropCo’s common stock, provided the rate shall not be less than 5% per annum. The offering of the PropCo Preferred Equity will be fully backstopped.
Recoveries
The Term Sheet from the RSA dated January 14, 2015, contemplates the following approximate recoveries:

•
Each lender under CEOC’s senior secured credit facilities (each, a “First Lien Bank Lender”) will receive its pro rata share of (a) $705 million in cash, (b) $883 million in New First Lien OpCo Debt, (c) $406 million of New Second Lien OpCo Debt, (d) $2.0 billion in New First Lien PropCo Debt, and (e) up to $1.5 billion in additional cash or CPLV Mezzanine Debt.

•
Each First Lien Noteholder will receive its pro rata share of (a) $207 million in cash, (b) $306 million in New First Lien OpCo Debt, (c) $141 million of New Second Lien OpCo Debt, (d) $431 million in New First Lien PropCo Debt, (e) $1.4 billion in New Second Lien PropCo Debt, (f) up to $1.2 billion in additional cash or CPLV Mezzanine Debt, (g) 69.9% directly or indirectly of PropCo equity (or cash as a result of certain put options and equity rights) and (h) 100% of the OpCo equity (or cash as a result of certain put options and equity rights).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
If they vote as a class to accept the Plan, each Non-First Lien Noteholder (as defined in the Term Sheet) will receive its pro rata share of 30.1% of the equity, directly or indirectly, in PropCo, and have the option to be a participant in certain equity rights. If the Non-First Lien Noteholders do not vote as a class to accept the Plan, each Non-First Lien Noteholder will receive its pro rata share of 17.5% of the equity, directly or indirectly, in PropCo, and the remaining 12.6% of PropCo equity shall be allocated to the equity holders of PropCo, excluding the Non-First Lien Noteholders, based on their pro rata ownership in PropCo.

The Term Sheet contemplates the ability of certain of the creditors to elect to receive cash in lieu of the OpCo and PropCo equity and provides certain non-first lien creditors the right to purchase additional PropCo equity in certain circumstances.
In order to effectuate the Restructuring, Caesars Entertainment has agreed to, among other things, (i) contribute $406 million for the restructuring and forbearance fees; (ii) contribute an additional $75 million to the Debtors (as defined below) if there is insufficient liquidity at closing of the Restructuring; (iii) purchase up to all of OpCo equity for $700 million and 14.8% of PropCo equity for $269 million; (iv) guarantee OpCo’s monetary obligations to PropCo under the Leases as discussed above; and (v) give PropCo a right of first refusal on all new domestic non-Las Vegas opportunities, with Caesars Entertainment or OpCo leasing such properties.
CEOC has proposed a plan of reorganization that provides, among other things, mechanisms for settlement of claims against the debtors’ estates, treatment of CEOC’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized company. The Restructuring contemplated by the RSA is subject to numerous conditions and third party approvals and there can be no assurances that the Restructuring will be completed on the terms contemplated by the RSA and the Term Sheet or at all.
Bankruptcy
To implement the restructuring plan for balance sheet deleveraging, on January 15, 2015 (the “Petition Date”), CEOC and certain of its U.S. subsidiaries (the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Caesars Entertainment, CERP, and CGP LLC are separate entities with independent capital structures and have not filed for bankruptcy relief. In addition, all Caesars Entertainment properties, including those owned by CEOC, are continuing to operate in the ordinary course.
Operations and Implications of Bankruptcy Filing
Subject to certain exceptions under the Bankruptcy Code, the bankruptcy filing automatically stayed the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect, or secure a claim arising prior to the petition date. Although the bankruptcy filing triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any action against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court or other limited exceptions, all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
CEOC submitted “First Day Motions” to the Bankruptcy Court to petition for these and other matters that would ease its entry into Chapter 11, including the ability for CEOC to perform certain activities required to run its business and continue normal operations with minimal disruption and to protect key relationships. On the Petition Date, CEOC received approval from the Bankruptcy Court to continue to pay or otherwise honor certain pre-petition obligations necessary to stabilize its operations, such as customer loyalty programs, employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers, and pre-petition amounts owed to certain critical vendors. CEOC also expects to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the Petition Date.
The Bankruptcy Court has granted interim orders permitting the Debtors to continue to use their cash management system, existing bank accounts and business forms, and complete intercompany transactions consistent with historical practice. Under the authorization of the Bankruptcy Court, the interim orders permit the Debtors to continue the reimbursement of expenses to CES for services provided under the terms of the Omnibus Agreement between CEOC, CERP, and CGPH. Under the terms of the CES joint venture and the Omnibus Agreement, we presently believe that Caesars Entertainment and its other operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, trademarks, and programs despite the CEOC bankruptcy filing. See Note 2, “Basis of Presentation and Principles of Consolidation.” Cash of CEOC, to the extent it constitutes cash collateral, is also subject to an interim order of the Bankruptcy Court that permits the Debtors to use cash collateral subject to certain terms and conditions, including adhering to certain Chapter 11 case milestones, providing various

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reporting to their pre-petition secured creditors, spending consistent with a budget governing the use of cash collateral, and providing various forms of adequate protection to their pre-petition secured creditors.
Not all CEOC properties are included in the bankruptcy filing. The table below summarizes CEOC properties based on whether or not they are included in the CEOC Chapter 11 bankruptcy filing.

CEOC Properties Included in the Chapter 11 Filing
Bally’s Atlantic City	Harrah’s Reno
Caesars Atlantic City	Harveys Lake Tahoe
Caesars Palace Las Vegas	Horseshoe Bossier City
Harrah's Gulf Coast	Horseshoe Council Bluffs
Harrah’s Council Bluffs	Horseshoe Hammond
Harrah’s Joliet	Horseshoe Southern Indiana
Harrah’s Lake Tahoe	Horseshoe Tunica
Harrah’s Metropolis	Louisiana Downs
Harrah’s North Kansas City	Tunica Roadhouse

CEOC Properties Not Included in the Chapter 11 Filing
Domestic Owned	Managed for Third Parties
Harrah’s Philadelphia	Caesars Cairo
International Owned	Caesars Windsor
Alea Glasgow	Harrah’s Ak-Chin
Alea Nottingham	Harrah’s Cherokee
The Casino at the Empire	Harrah’s Resort Southern California
Emerald Safari	Horseshoe Cincinnati
Manchester235	Horseshoe Cleveland
Playboy Club London	The London Clubs Cairo-Ramses
Rendezvous Brighton	ThistleDown Racino
Rendezvous Southend-on-Sea
The Sportsman
Liquidity
CEOC does not expect to require a debtor-in-possession credit facility as CEOC currently expects to have sufficient cash to fund its operations during the restructuring process.
CEOC’s proposed financial restructuring plan would reduce CEOC’s debt by approximately $10.0 billion, providing for the exchange of approximately $18.4 billion of outstanding debt for $8.6 billion of new debt. Annual interest expense would be reduced by approximately 75%, from approximately $1.7 billion to approximately $450 million. PropCo would lease its real property assets to OpCo in exchange for annual lease payments of $635 million, subject to certain adjustments, with the lease payments guaranteed by Caesars Entertainment.
Under the proposed plan, Caesars Entertainment will make substantial cash and other contributions to support the restructuring. The completion of the previously announced merger of Caesars Entertainment and CAC, as described in Note 1, “Description of Business,” will allow Caesars Entertainment to make these contributions without the need for any significant outside financing.
Second Priority Noteholders
On October 15, 2014, CEOC received a Notice of Default from holders of the 10.00% Second-Priority Senior Secured Noteholders purporting to own at least 30% in principal amount of CEOC’s outstanding second-priority senior secured notes issued under the Indenture, dated December 24, 2008.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CEOC elected not to pay $225 million in interest due on December 15, 2014. This included (a) a $41 million interest payment that was due on CEOC’s 10.00% Second-Priority Senior Secured Notes due 2015 and 10.00% Second-Priority Senior Secured Notes due 2018; and (b) a $184 million interest payment that was due on CEOC’s 10.00% Second-Priority Senior Secured Notes due 2018. The failure to pay such interest did not constitute an event of default under the December 2008 Indenture and the April 2009 Indenture until such failure to pay interest continued for a period of 30 days. There is approximately $4.5 billion in aggregate of second priority notes outstanding under the December 2008 Indenture and the April 2009 Indenture as of December 31, 2014.
On January 12, 2015, certain holders of 10.00% Second-Priority Senior Secured Notes due 2018 filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 28, 2015, a Delaware Court held that the proper venue for the CEOC bankruptcy is the United States Bankruptcy Court for the Northern District of Illinois, which is the forum in which CEOC filed its voluntary bankruptcy petition on January 15, 2014. The validity of the involuntary petition has not been fully adjudicated. The propriety of this involuntary petition remains the subject of pending litigation in CEOC’s bankruptcy proceeding. A determination that the involuntary petition filed on January 12, 2015 was, in fact, valid, could affect, among other things, the scope of the “look back” period with respect to certain claims and causes of action arising under the Bankruptcy Code. In many instances, the look back period with respect to such claims and causes of action are calculated from the date on which a bankruptcy petition is validly filed, including with respect to the ability of a debtor or its creditors to claw back so-called “preferential” transfers made by a debtor in the 90 day or one year period prior to the commencement of a bankruptcy case.
Deconsolidation of CEOC
CEOC’s bankruptcy filing was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continues to be appropriate. We reevaluated whether CEOC was a VIE, and we concluded that CEOC was a VIE. Generally, when an entity files for bankruptcy, the holders of equity at risk as a group lose the power to make decisions that have a significant impact on the economic performance of the entity because such power is typically transferred to the Bankruptcy Court. We have concluded that this is the case with CEOC and that the equity owners, including Caesars Entertainment, only possess non-substantive voting rights. We have also concluded that Caesars Entertainment is not the primary beneficiary of CEOC, since the Bankruptcy Court now controls its key activities, including determining operating budgets, payment of obligations, and management of assets. CEOC management cannot carry on activities necessary for the ordinary course of business without Bankruptcy Court approval. As a result, we have concluded that Caesars Entertainment should deconsolidate CEOC upon the bankruptcy filing. For similar reasons, we determined that we do not have significant influence over CEOC. As a result, Caesars Entertainment will account for the investment in CEOC as a cost method investment prospectively from the Petition Date.
Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information is based upon the historical consolidated financial statements of Caesars Entertainment, adjusted to reflect the deconsolidation of CEOC and its consolidated subsidiaries, as described above.

	Pro Forma Financial Information (Unaudited) As of and for the Year Ended December 31, 2014

	CEC, as reported	CEOC deconsolidation adjustment	CEC pro forma for CEOC deconsolidation
(In millions, except loss per share)

Net revenues	$8,516	$(4,871)	$3,645
Net loss	(2,866)	2,220	(646)
Net loss attributable to Caesars	(2,783)	2,056	(727)
Loss per share - basic & diluted	(19.53)	14.43	(5.10)
Total assets	23,535	(11,122)	12,413
Long-term debt (current and non-current)	23,213	(16,100)	7,113
Total liabilities	28,277	(18,733)	9,544
Total stockholders’ equity/(deficit)	(4,742)	7,611	2,869
The unaudited pro forma financial information gives effect to the deconsolidation of CEOC as of January 1, 2014. The pro forma adjustments are based on the best available information including certain assumptions that Caesars Entertainment

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

management believes are reasonable, appropriate, and directly attributable to the deconsolidation of CEOC. Pro forma adjustments on data derived from the statement of operations reflect only those adjustments that are recurring in nature. The pro forma adjustments assume that all Caesars Entertainment properties, including those owned by CEOC, are open for business and are continuing to operate in the ordinary course.
The pro forma adjustments do not include any adjustments to reflect the RSA, including the reorganization of the CEOC corporate structure. Accordingly, actual results could differ materially from the pro forma presentation included herein depending on these factors, among others.
The unaudited pro forma financial information is provided for illustrative purposes only and is not indicative of the operating results or financial position that would have occurred had the deconsolidation of CEOC occurred as of January 1, 2014. Readers should not rely on the unaudited pro forma financial information as being indicative of the historical operating results that Caesars Entertainment would have achieved if the deconsolidation had occurred on such dates or for such periods or indicative of any future operating results or financial position that it will experience after the Petition Date, including the final result and effect of any potential outcome resulting from the planned restructuring of CEOC.
Related Party
As described above, subsequent to the Petition Date, CEOC will continue to fund all expenses related to its operations that are being provided by CES and can continue to perform on its intercompany obligations to all Caesars entities. However, upon filing for bankruptcy and the subsequent deconsolidation, transactions with CEOC will no longer be eliminated in consolidation and will be considered related party transactions for Caesars Entertainment. These transactions include items such as casino management fees paid to CEOC, insurance expenses related to insurance coverage provided to CEOC by Caesars Entertainment, and rent payments by CEOC to CERP under the Octavius Tower lease agreement.
Note 24 — Quarterly Results of Operations (Unaudited)

(In millions, except loss per share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Net revenues	$2,033	$2,140	$2,212	$2,131	$8,516
Income/(loss) from operations	151	127	(328)	(402)	(452)
Net loss	(383)	(433)	(980)	(1,070)	(2,866)
Net loss attributable to Caesars	(386)	(466)	(908)	(1,023)	(2,783)
Loss per share - basic and diluted	(2.82)	(3.24)	(6.29)	(7.08)	(19.53)

2013
Net revenues	$2,060	$2,069	$2,087	$2,004	$8,220
Income/(loss) from operations	148	127	(524)	(1,777)	(2,026)
Net loss	(217)	(209)	(762)	(1,752)	(2,940)
Net loss attributable to Caesars	(218)	(212)	(761)	(1,757)	(2,948)
Loss per share - basic and diluted	(1.74)	(1.69)	(6.03)	(12.83)	(22.93)
Amounts presented for the first and second quarters of 2014 and all periods for 2013 have been recast to give effect to the discontinued operations described in Note 6, “Acquisitions, Dispositions, and Other Property Matters.” In addition, amounts presented contain material impairments, which affect the comparability from period to period. For more information on these impairments, see Note 7, “Property and Equipment, net,” and Note 8, “Goodwill and Other Intangible Assets.”

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described in item (b) below.
The Company’s gaming activities include gaming revenues and cash on hand which are conducted at the property level. These activities are highly regulated and monitored by state and local gaming regulators, including monitoring of prescribed internal controls over gaming revenues and cash on hand. The risk assessments and control frameworks related to property level gaming account balances, classes of transactions and related disclosures did not materially change in 2014 and are therefore excluded from these material weaknesses related to the corporate and shared services processes.
In light of the material weaknesses in internal control over financial reporting as of December 31, 2014, prior to the filing of this Form 10-K for the year ended December 31, 2014, management determined that key quarterly and annual controls were performed timely and also performed additional substantive and analytical procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements. These control activities and substantive and analytical procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting previously described, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

b.	Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes (i) maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; (iii) providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management’s authorization; and (iv) providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on the evaluation performed, management concluded that material weaknesses existed at December 31, 2014 as described below.

Material Weaknesses Identified Relating to Effectiveness of Risk Assessment, Design and Implementation of Control Activities, Monitoring Activities, and Quality of Information as of December 31, 2014
As previously disclosed in Item 4 of Part I, “Controls and Procedures,” of our Form 10-Q for the quarterly period ended September 30, 2014, during the third fiscal quarter, the Company commenced the risk assessment process and the design and implementation of updated internal control frameworks for non-gaming activities related to corporate and shared services processes (non-gaming activities) for CEC and for our majority owned subsidiary, Caesars Entertainment Operating Company, Inc. ("CEOC"), our wholly owned subsidiaries, Caesars Entertainment Resort Properties, LLC ("CERP") and Caesars Enterprise Services, LLC (“CES”), and our non-controlled subsidiary Caesars Growth Partners, LLC (“CGP LLC”). These corporate and shared services processes generally cover all non-gaming activities, including cash and treasury, receivables, property accounting, intangible assets, investments, accounts payable, accrued expenses, income taxes, debt, commitments and contingencies, equity, non-gaming and other revenues, operating expenses, accounting for significant or non-routine transactions, and the financial closing and reporting process. These activities were undertaken to establish control frameworks necessary to support each of these new stand-alone reporting entities that are consolidated by CEC. The CEOC, CERP, CES, and CGP LLC frameworks are integrated within the framework of CEC. However, the risk assessment process and the design and implementation of these new control frameworks was not completed as of December 31, 2014, and certain controls were not implemented timely to operate with a sufficient number of instances or for a sufficient period of time to have effective monitoring activities as of December 31, 2014.
Accordingly, Management has concluded that its risk assessment process for non-gaming activities did not adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the design of controls to validate the completeness and accuracy of underlying data used in the performance of controls over the determination of significant estimates, accounting transactions and disclosures, (iii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iv) effective monitoring of the controls. Accordingly, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.
Because of the above described material weaknesses in internal control over financial reporting, management concluded that its internal control over financial reporting was not effective as of December 31, 2014.
Attestation Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2014, and their report is included in Item 8 of this Annual Report on Form 10-K and, as part of its audit, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included below this Item 9A, in this Form 10-K.

c.	Changes in Internal Control over Financial Reporting
As described above, during the quarter ended December 31, 2014, the Company continued its efforts to design and implement effective controls throughout the organization to respond to recent changes in our corporate entity, including (i) the formation and capitalization of CGP LLC in the fourth quarter of 2013; and (ii) the formation of separate management and internal control structures for CEOC, CERP, and CES, in the third and fourth quarters of 2014. These activities which were initially commenced in the third quarter of 2014, included enhancements to the risk assessment process, changes to the design and implementation of existing controls and the design and implementation of new controls for non-gaming related corporate level processes for CEC, CEOC, CERP, CES, and CGP LLC.
We believe these changes will improve our controls and processes to enable the Company and its subsidiaries to file their required SEC reports on a timely and accurate basis and are an improvement to our internal control over financial reporting. We expect to finalize our risk assessment and control design and implementation during 2015 and commence the monitoring activities to assess operating effectiveness commencing in the third quarter of 2015. Accordingly, we believe it is reasonably likely that these material weaknesses will continue to affect our internal control over financial reporting. Therefore, management will continue to perform key quarterly and annual controls and additional substantive and analytical procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements, as discussed above.
Additionally, the Company’s majority owned subsidiary, CEOC, filed for bankruptcy in January 2015. CEOC will be deconsolidated during the first quarter of 2015, and additional changes in the corporate structure are planned upon CEOC emerging from bankruptcy. As these changes take place, we plan to adjust our business processes and systems to align with the new structure. We will continue to monitor our internal control over financial reporting throughout the process.

d.	Plan for Remediation of the Material Weaknesses
While considerable progress has been made, there are still more controls that need to be implemented or existing controls to be enhanced and the related documentation needs to be completed. We expect to finalize the risk assessment and control design and implementation during 2015 and commence monitoring activities to assess operating effectiveness commencing in the third quarter of 2015. Remediation will require that changed or new controls operate for a sufficient period of time such that effectiveness of those changes is demonstrated with an appropriate amount of consistency. As the Company implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses. We have assigned owners, who are responsible for implementing and monitoring our remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of our internal control frameworks and to address the root causes of the material weaknesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Caesars Entertainment Corporation:
We have audited Caesars Entertainment Corporation and subsidiaries’ (the "Company's") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s risk assessment processes, design and implementation of control activities, monitoring activities, and quality of information have been identified and included in management’s assessment in Item 9A. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements and financial statement schedules.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and our report dated March 16, 2015, expressed an unqualified opinion on those financial statements and financial statement schedules and included (i) an explanatory paragraph regarding the potential outcome of certain litigation and noteholder disputes concerning certain transactions dating back to 2010, related to the Company’s majority owned subsidiary, Caesars Entertainment Operating Company, Inc. (CEOC), which raises substantial doubt about the Company’s ability to continue as a going concern; and (ii) an emphasis of a matter paragraph regarding certain debt covenant defaults by CEOC and CEOC’s subsequent voluntary filing for reorganization under Chapter 11 of the Bankruptcy Code, which resulted in the Company deconsolidating CEOC effective January 15, 2015.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 16, 2015

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information appearing under “Executive Officers” in Item 1 of this report and appearing under the captions “Executive Officers,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance - Code of Ethics” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 30, 2015 (the “Proxy Statement”).

ITEM 11.	Executive Compensation.
We incorporate by reference the information appearing under the captions “Executive Compensation” and “Corporate Governance - Human Resources Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We incorporate by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The information under Part II, Item 5. “Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information” of this report is also incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
We incorporate by reference the information appearing under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance - Director Independence” in the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services.
We incorporate by reference the information appearing under the caption “Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1.	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2014 and 2013.
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012.

2.	Financial statement schedules of the Company as follows:
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013, and 2012.
Schedule II—Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013, and 2012.
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	8-K	—	2.1	3/3/2014

2.2	First Amendment to the Transaction Agreement, dated May 5, 2014, by and among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC	—	8-K	—	2.1	5/6/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.3	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K	—	2.1	5/21/2014

2.4	Agreement and Plan of Merger, dated as of December 21, 2014, between Caesars Acquisition Company and Caesars Entertainment Corporation.*	—	8-K	—	2.1	12/22/2014

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

3.3	Amended and Restated Certificate of Incorporation of Caesars Entertainment Operating Company, Inc.	—	**8-K	—	3.1	5/6/2014

3.4	Bylaws of Caesars Entertainment Operating Company, Inc. (fka Harrah's Operating Company, Inc.), as amended.	—	S-4	—	3.4	10/29/2008

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.4	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K	—	4.1	10/3/2005

4.5	First Supplemental Indenture, dated as of August 22, 2014, between Caesars Entertainment Operating Company, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	8-K/A	—	4.1	8/25/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Second Supplemental Indenture, dated as of August 22, 2014, between Caesars Entertainment Operating Company, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	**8-K/A	—	4.3	8/25/2014

4.7	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.1	6/14/2006

4.8	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K	—	4.2	6/14/2006

4.9	First Supplemental Indenture, dated as of August 22, 2014, among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and Law Debenture Trust Company of New York, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	8-K/A	—	4.2	8/25/2014

4.10	Second Supplemental Indenture, dated as of August 22, 2014, between Caesars Entertainment Operating Company, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	**8-K/A	—	4.4	8/25/2014

4.11	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	10.1	2/4/2008

4.12	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	6/30/2008	4.34	8/11/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.13	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	10-Q	3/31/2009	4.35	5/14/2009

4.14	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	8-K	—	4.1	3/31/2009

4.15	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	S-4/A	—	4.39	12/24/2008

4.16	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	10-Q	6/30/2009	4.38	8/13/2009

4.17	Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10% Senior Secured Notes due 2015.	—	10-Q	3/31/2013	4.24	5/9/2013

4.18	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	S-4/A	—	4.40	12/24/2008

4.19	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/20/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.20	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	10-Q	6/30/2009	4.40	8/13/2009

4.21	Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10.00% Senior Secured Notes due 2018.	—	10-Q	3/31/2013	4.28	5/9/2013

4.22	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	6/15/2009

4.23	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.2	6/15/2009

4.24	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	4.1	9/17/2009

4.25	Third Supplemental Indenture dated as of April 12, 2013 by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 11.25% Senior Secured Notes due 2017.	—	10-Q	3/31/2013	4.32	5/9/2013

4.26	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	4/22/2010

4.27	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	4.1	5/24/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.28	Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 12.75% Senior Secured Notes due 2018.	—	10-Q	3/31/2013	4.35	5/9/2013

4.29	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.1	5/24/2010

4.30	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	8-K	—	10.2	5/24/2010

4.31	Indenture dated as of February 3, 2012 among Chester Downs and Marina, LLC , a Pennsylvania limited liability company, Chester Downs Finance Corp., and, together with the Company, Subsidiary Guarantors party hereto from time to time, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent, relating to the 9.25% Senior Secured Notes due 2020.	—	10-K	12/31/2011	4.43	3/15/2012

4.32	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2012

4.33	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	4.1	3/2/2012

4.34	Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee related to the 8.5% Senior Secured Notes due 2020.	—	10-Q	3/31/2013	4.44	5/9/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.35	Equity Distribution Agreement, dated April 12, 2012, between Caesars Entertainment Corporation, Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC.	—	8-K	—	1.1	4/13/2012

4.36	Indenture dated as of August 22, 2012 by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	8/22/2012

4.37	Supplemental Indenture, dated as of October 5, 2012 , by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	10/10/2012

4.38	Additional Notes Supplemental Indenture, dated as of December 13, 2012 , by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	12/13/2012

4.39	Third Supplemental Indenture, dated as of February 20, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/21/2013

4.40	Fourth Supplemental Indenture, dated as of April 12, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	10-Q	3/31/2013	4.56	5/9/2013

4.41	Indenture, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	8-K	—	4.1	2/15/2013

4.42	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020.	—	8-K	—	4.1	10/15/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.43	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	8-K	—	4.2	10/15/2013

4.44	Registration Rights Agreement, dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	—	4.3	10/15/2013

4.45	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., UMB Bank, National Association and U.S. Bank National Association, relating to the 11.25% Senior Secured Notes due 2017, 8.5% Senior Secured Notes due 2020 and the 9% Senior Secured Notes due 2020.	—	**8-K	—	4.1	7/30/2014

4.46	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Law Debenture Trust Company of New York and U.S. Bank National Association, relating to the 6.5% Senior Notes due 2016.	—	**8-K	—	4.2	7/30/2014

4.47	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Law Debenture Trust Company of New York and U.S. Bank National Association, relating to the 5.75% Senior Notes due 2017.	—	**8-K	—	4.3	7/30/2014

4.48	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and U.S. Bank National Association, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	**8-K	—	4.4	7/30/2014

4.49	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and U.S. Bank National Association, relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	**8-K	—	4.5	7/30/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.50	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and U.S. Bank National Association, relating to the 10.00% Second-Priority Senior Secured Notes due 2015 and the 10.00% Second-Priority Senior Secured Notes due 2018.	—	**8-K	—	4.6	7/30/2014

4.51	Instrument of Resignation, Appointment and Acceptance, dated as of November 21, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and Delaware Trust Company, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	**8-K	—	4.1	11/24/2014

10.1	Credit Agreement, dated as of January 28, 2008, by and among Hamlet Merger Inc., Harrah’s Operating Company, Inc. as Borrower, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., and Bear Sterns Corporate Lending, Inc., as Co-Documentation Agents.	—	8-K/A	—	10.1	2/7/2008

10.2	Incremental Facility Amendment, dated as of September 26, 2009 to the Credit Agreement dated as of January 28, 2008.	—	8-K	—	99.1	9/29/2009

10.3	Amendment Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Credit Agreement dated as of January 28, 2008, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K/A	—	10.1	5/23/2011

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.4	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/2/2012

10.5	Reaffirmation Agreement, dated as of October 5, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	10/10/2012

10.6	Reaffirmation Agreement, dated as of March 27, 2013, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.2	3/28/2013

10.7	Amendment and Waiver to Credit Agreement, dated as of June 3, 2009, among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc., the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A, as administrative agent, and the other parties thereto.	—	8-K/A	—	10.1	6/11/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.8	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	8-K	—	10.1	3/2/2012

10.9	Amendment, dated as of February 6, 2013, to the Second Amended and Restated Credit Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties named therein.	—	8-K	—	10.1	3/28/2013

10.10	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	8-K	—	10.1	7/28/2014

10.11	Reaffirmation Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Third Amended and Restated Credit Agreement dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	**10-Q	6/30/2014	10.41	8/14/2014

10.12	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.13	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	10/10/2012

10.14	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

10.15	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	10/10/2012

10.16	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.2	2/20/2013

10.17	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/28/2013

10.18	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	2/20/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.19	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/28/2013

10.20	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent	—	8-K	—	10.1	7/28/2014

10.21	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.22	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

10.23	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.24	First Lien Intercreditor Agreement, dated as of June 10, 2009 (to the Agreement dated December 24, 2008), by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

10.25
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
		—	8-K	—	10.2	6/15/2009

10.26	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement related to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	10.1	9/17/2009

10.27	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	10.3	3/2/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.28	Joinder and Supplement to the Intercreditor Agreement, dated as of October 5, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.2	10/10/2012

10.29	Joinder and Supplement to the Intercreditor Agreement, dated as of February 20, 2013 (the Intercreditor Agreement dated December 24, 2008) , by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority. lien obligations agent.	—	8-K	—	10.1	2/20/2013

10.30	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

10.31	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

10.32	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.33	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.34	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.35	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.	—	10-K	12/29/1989	Unknown	3/28/1990

10.36	Amendment to Escrow Agreement dated as of October 29, 1993 (to the Agreement dated February 6, 1990) among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.37	Amendment, dated as of June 7, 1995 (the Agreement dated February 6, 1990 and amended on October 29, 1993), to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.38	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.39	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

10.40	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.41	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

†10.42	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.43	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.44	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.45	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.46	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.47	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.48
Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.
		X

†10.49	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

†10.50	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

10.51	Equity Interest Purchase Agreement with Exhibits A-F with Penn National Gaming, Inc., Caesars Entertainment Operating Company, Inc., Harrah’s Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC and Harrah’s Maryland Heights, LLC, dated May 7, 2012.	—	10-Q	6/30/2012	10.102	8/8/2012

10.52	Share Purchase Agreement between Caesars Entertainment Operating Company, Inc., and Pearl Dynasty Investments Limited dated August 6, 2013.	—	10-Q	6/30/2013	10.73	8/9/2013

10.53	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.54	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

10.55	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

10.56	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.57	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

10.58	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010.	—	8-K	—	10.1	11/24/2010

†10.59	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010.	—	8-K	—	10.2	11/24/2010

†10.60	Consent and Acknowledgment, dated May 6, 2013, to the Amended Management Investors Rights Agreement.	—	10-Q	3/31/2013	10.74	5/9/2013

10.61	Amended and Restated Credit Agreement, Dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	10-K/A	12/31/2012	10.72	3/15/2013

10.62	First Lien Credit Agreement, dated as of October 11, 2013, by and among the CERP Entities, Citicorp North America Inc., as administrative agent and the lenders party thereto.	—	8-K	—	10.1	10/15/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.63	First Lien Intercreditor Agreement, dated as of October 11, 2013, by and among the First Lien Collateral Agent, Citicorp North America, Inc., as authorized representative under the credit agreement and U.S. Bank National Association, as the initial other authorized representative.	—	8-K	—	10.2	10/15/2013

10.64	Second Lien Intercreditor Agreement, dated as of October 11, 2013, by and among Citicorp North America, Inc., as credit agreement agent, U.S. Bank National Association, as other first priority lien obligations agent and U.S. Bank National Association, as second priority agent.	—	8-K	—	10.3	10/15/2013

10.65	Collateral Agreement (First Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and Citicorp North America, Inc., as collateral agent.	—	8-K	—	10.4	10/15/2013

10.66	Collateral Agreement (Second Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and U.S. Bank National Association, as collateral agent.	—	8-K	—	10.5	10/15/2013

10.67	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/22/2013

10.68	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/22/2013

10.69	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/22/2013

10.70	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/22/2013

10.71	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/22/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.72	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/22/2013

10.73	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	8-K	—	10.1	7/28/2014

10.74	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K	—	10.2	7/28/2014

10.75	Note Purchase and Support Agreement, dated as of August 12, 2014, among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation, and certain holders of CEOC’s 6.50% Senior Notes due 2016 and/or 5.75% Senior Notes due 2017	—	CEOC 10-Q	6/30/2014	10.42	8/14/2014

10.76	Waiver Agreement dated as of August 12, 2014 by Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation for the exclusive benefit of UMB Bank, National Association, as successor trustee and any successor trustee under each of the Indentures referenced therein, and the registered and beneficial holders from time to time of the senior secured notes referenced therein.	—	CEOC 8-K	—	10.1	8/14/2014

10.77	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC, dated May 20, 2014.	—	8-K	—	99.1	5/21/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.78	Amended and Restated Waiver Agreement dated as of August 12, 2014 by Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation for the exclusive benefit of UMB Bank, National Association, as successor trustee and any successor trustee under each of the Indentures referenced therein, and the registered and beneficial holders from time to time of the senior secured notes referenced therein.	—	CEOC 8-K	—	10.1	9/19/2014

10.79	Amendment, dated as of June 3, 2014, to the Amended and Restated Credit Agreement, dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	10-Q	9/30/2014	—	11/14/2014

10.80	Third Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	1/14/2015

†10.81	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.82	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

†10.83	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

†10.84	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.85	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.86	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options Granted to Gary W. Loveman).	—	SC-TO-I	—	(d)(5)	7/25/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.87	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.88	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K/A	12/31/2012	10.84	3/15/2013

†10.89	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	7/2/2013

†10.90	Form of Restricted Stock Unit Award Agreement (January 2015 Retention Grants).	—	8-K	—	10.1	1/9/2015

†10.91	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

†10.92	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	—	10-Q	3/31/2012	10.96	5/9/2012

†10.93	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.94	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.95	Financial Counseling Plan of Harrah's Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

†10.96	Waiver of Financial Counseling Plan, effective as of April 29, 2013, by and between Gary W. Loveman and Caesars Entertainment Corporation.	—	10-Q	3/31/2013	10.31	5/9/2013

†10.97	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K/A	12/31/2012	10.90	3/15/2013

†10.98	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K/A	12/31/2012	10.91	3/15/2013

†10.99
Employment Agreement made as of December 21, 2014, between Caesars Entertainment Corporation, a Delaware corporation, Caesars Enterprise Services, LLC, and, for certain purposes specified herein, only, Caesars Acquisition Company, and Gary W. Loveman.
		X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.100
Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation, and Gary Loveman, dated September 20, 2012, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.
X

†10.101
Amendment and Restatement, dated as of December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation, and Gary Loveman, dated April 16, 2012, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.
X

†10.102
Amendment and Restatement, dated as of December 29, 2014, of that certain award agreement, made by and between Caesars Entertainment Corporation, and Gary Loveman, dated June 28, 2013, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.
X

†10.103
Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation and Gary Loveman, dated June 28, 2013, relating to an award of Restricted Stock Units under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.

X

†10.104
Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation and Gary Loveman, dated May 7, 2014, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.
X

†10.105
Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation, and Gary Loveman, dated May 7, 2014, relating to an award of Restricted Stock Units under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.
X

†10.106	Employment Agreement dated February 5, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, and Mark Frissora.	X

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.107
Employment Agreement dated April 2, 2012, between Caesars Entertainment Operating Company, Inc. and Tariq M. Shaukat (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).
		X

†10.108	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and John W. R. Payne.	—	8-K	—	10.1	1/9/2012

†10.109	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	8-K	—	10.1	1/9/2012

†10.110	Employment Agreement made as of April 2, 2009 by and between Caesars Entertainment Operating Company, Inc. and Timothy R. Donovan (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K/A	12/31/2012	10.87	3/15/2013

†10.111	Consulting Agreement dated November 10, 2014 between Donald Colvin and Caesars Enterprise Services, LLC.	—	8-K	—	10.1	11/12/2014

†10.112	Employment Agreement, made as of November 10, 2014, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	8-K	—	10.2	11/12/2014

†10.113	Caesars Acquisition Company Equity-Based Compensation Plan	—	8-K	—	10.1	4/16/2014

†10.114	Form Equity Compensation Grant Agreement under the Caesars Acquisition Company Equity-Based Compensation Plan.	—	8-K	—	10.2	4/16/2014

12	Computation of Ratios	X

14	Amended and Restated Code of Business Conduct and Ethics, amended February 21, 2013	—	10-K/A	12/31/2013	14	3/15/2013

18.1	Preferability letter regarding changes in accounting principles	—	10-K/A	12/31/2013	18.1	3/15/2013

21	List of Subsidiaries	X

23	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Gaming and Regulatory Overview	X

101
The following financial statements from the Company’s Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X

†	Denotes a management contract or compensatory plan or arrangement.
*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

**	Filed by Caesars Entertainment Operating Company, Inc.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	As of December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$378	$113
Restricted cash	11	31
Prepayments and other current assets	25	—
Intercompany receivables	10	1
Total current assets	424	145
Restricted cash	76	20
Deferred charges and other	—	1
Deferred income taxes	4	8
Intercompany receivables	40	340
Total assets	$544	$514

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accrued expenses	$—	$4
Accrued interest payable	1	—
Intercompany payables	6	5
Current portion of long-term debt	13	—
Total current liabilities	20	9
Accumulated losses of subsidiaries in excess of investment	5,214	3,582
Deferred credits and other	2	—
Intercompany payables	55	55
Total liabilities	5,291	3,646
Total stockholders’ equity/(deficit)	(4,747)	(3,132)
Total liabilities and stockholders’ equity/(deficit)	$544	$514

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net revenues	$—	$—	$—
Operating expenses
Write-downs, reserves, and project opening costs, net of recoveries	—	—	15
Income on interests in non-consolidated affiliates	(1)	(1)	—
Loss on interests in subsidiaries	2,765	2,923	1,464
Corporate expense	14	16	28
Acquisition and integration costs	10	—	—
Total operating expenses	2,788	2,938	1,507
Loss from operations	(2,788)	(2,938)	(1,507)
Interest expense	(3)	2	(1)
Other income, including interest income	15	23	18
Loss from operations before income taxes	(2,776)	(2,913)	(1,490)
Income tax benefit/(expense)	(7)	—	9
Net loss	(2,783)	(2,913)	(1,481)
Other comprehensive income, net of income taxes	—	—	—
Comprehensive loss	$(2,783)	$(2,913)	$(1,481)

See accompanying Notes to Condensed Financial Information.

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities	$152	$408	$259
Cash flows from investing activities
Change in restricted cash	(36)	(51)	—
Purchase of additional interest in subsidiary	—	(581)	(233)
Purchase of LINQ/Octavius from non-guarantor	—	(81)	—
Proceeds paid for sale of assets	—	(29)	—
Other	—	—	(1)
Cash flows from investing activities	(36)	(742)	(234)
Cash flows from financing activities
Issuance of common stock, net of fees	136	217	17
Proceeds from the issuance of long-term debt	13	—	—
Transfer to affiliates	—	223	(39)
Cash flows from financing activities	149	440	(22)
Net increase in cash and cash equivalents	265	106	3
Cash and cash equivalents, beginning of period	113	7	4
Cash and cash equivalents, end of period	$378	$113	$7

See accompanying Notes to Condensed Financial Information.

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Background and basis of presentation
These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Caesars Entertainment Corporation and its subsidiaries exceed 25% of the consolidated net assets of Caesars Entertainment Corporation and its subsidiaries (the “Company”). This information should be read in conjunction with the company’s consolidated financial statements included elsewhere in this filing.

2.	Restricted net assets of subsidiaries
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held at December 31, 2014 and 2013 was approximately $2.4 billion and $3.0 billion, respectively. Such restrictions are on net assets of Caesars Entertainment Corporation and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.

3.	Commitments, contingencies and long-term obligations
For a discussion of the Company’s commitments, contingencies and long term obligations under its senior secured credit facility, see Note 10, “Debt” and Note 15, “Litigation, Contractual Commitments, and Contingent Liabilities” of the Company’s consolidated financial statements.

4.	Impact of deconsolidation of Caesars Entertainment Operating Company, Inc. (“CEOC”)
The accompanying financial statements are based upon the Company's current conclusions regarding ownership of assets and obligation to pay liabilities. On January 15, 2015, CEOC (the Company's largest subsidiary) and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”). Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015. As a result of the financial restructuring and the deconsolidation of CEOC, the amounts that have been recorded as assets and liabilities of CEOC could change as a result of these proceedings. As an example, we are currently assessing the rights and obligations of CEC with respect to certain deferred compensation obligations, and certain trust assets that have been set aside to fund those obligations. Accordingly, the information presented in the accompanying Condensed Financial Information of registrant parent company only could change pending final January 15, 2015 financial statements and ultimate determination of rights and obligations with respect to assets and liabilities.

Schedule II
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at		Charge-offs	Balance
	Beginning	Charged to	Less	at End
Description	of Year	Income	Recoveries	of Year
Allowance for doubtful accounts
Year ended December 31, 2014	$162	$50	$(16)	$196
Year ended December 31, 2013	$202	$29	$(69)	$162
Year ended December 31, 2012	$202	$67	$(67)	$202

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

March 16, 2015	By:	/S/ GARY W. LOVEMAN
Gary W. Loveman
Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BENJAMIN	Director	March 16, 2015
Jeffrey Benjamin

/s/ DAVID BONDERMAN	Director	March 16, 2015
David Bonderman

/s/ KELVIN DAVIS	Director	March 16, 2015
Kelvin Davis

/s/ FRED J. KLEISNER	Director	March 16, 2015
Fred J. Kleisner

/s/ GARY W. LOVEMAN	Director, Chairman of the Board,	March 16, 2015
Gary W. Loveman	Chief Executive Officer, and President

/s/ ERIC PRESS	Director	March 16, 2015
Eric Press

/s/ MARC ROWAN	Director	March 16, 2015
Marc Rowan

/s/ DAVID SAMBUR	Director	March 16, 2015
David Sambur

/s/ LYNN C. SWANN	Director	March 16, 2015
Lynn C. Swann

/s/ CHRISTOPHER J. WILLIAMS	Director	March 16, 2015
Christopher J. Williams

/s/ ERIC HESSION	Executive Vice President and	March 16, 2015
Eric Hession	Chief Financial Officer

/s/ KEITH A. CAUSEY	Senior Vice President and	March 16, 2015
Keith A. Causey	Chief Accounting Officer