Form 10-Q
period 2015-03-31
CAESARS ENTERTAINMENT Corp
filed 2015-05-11
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common stock, $0.01 par value	144,696,690

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents ($935 and $944 attributable to our VIE)	$1,555	$2,806
Restricted cash ($15 and $15 attributable to our VIE)	49	76
Receivables, net ($112 and $97 attributable to our VIE)	186	518
Due from affiliates ($49 and $0 attributable to our VIE)	49	—
Deferred income taxes ($5 and $5 attributable to our VIE)	5	5
Prepayments and other current assets ($49 and $27 attributable to our VIE)	167	225
Inventory ($3 and $3 attributable to our VIE)	12	43
Total current assets	2,023	3,673
Property and equipment, net ($2,630 and $2,570 attributable to our VIE)	7,638	13,456
Goodwill ($292 and $291 attributable to our VIE)	1,693	2,366
Intangible assets other than goodwill ($279 and $289 attributable to our VIE)	609	3,150
Restricted cash ($9 and $25 attributable to our VIE)	65	109
Deferred income taxes ($13 and $13 attributable to our VIE)	13	14
Deferred charges and other ($277 and $60 attributable to our VIE)	496	767
Total assets	$12,537	$23,535

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable ($170 and $79 attributable to our VIE)	$242	$349
Due to affiliates ($26 and $0 attributable to our VIE)	27	—
Accrued expenses and other current liabilities ($207 and $242 attributable to our VIE)	556	1,199
Interest payable ($53 and $37 attributable to our VIE)	203	736
Deferred income taxes ($2 and $2 attributable to our VIE)	36	217
Current portion of long-term debt ($24 and $20 attributable to our VIE)	71	15,779
Total current liabilities	1,135	18,280
Long-term debt ($2,299 and $2,306 attributable to our VIE)	6,991	7,434
Deferred income taxes ($5 and $8 attributable to our VIE)	1,286	2,079
Deferred credits and other ($131 and $124 attributable to our VIE)	194	484
Total liabilities	9,606	28,277
Commitments and contingencies (Note 11)
Stockholders’ equity/(deficit)
Common stock, voting: par value $0.01; 145 and 147 shares	1	1
Treasury stock: 2 and 2 shares	(21)	(19)
Additional paid-in capital	8,141	8,140
Accumulated deficit	(6,332)	(13,104)
Accumulated other comprehensive income/(loss)	2	(15)
Total Caesars stockholders’ equity/(deficit)	1,791	(4,997)
Noncontrolling interests	1,140	255
Total stockholders’ equity/(deficit)	2,931	(4,742)
Total liabilities and stockholders’ equity	$12,537	$23,535
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)
(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Casino	$667	$1,308
Food and beverage	225	372
Rooms	222	308
Management fees	2	14
Other	282	252
Reimbursed management costs	12	62
Less: casino promotional allowances	(157)	(283)
Net revenues	1,253	2,033
Operating expenses
Direct expenses
Casino	356	788
Food and beverage	103	158
Rooms	55	80
Property, general, administrative, and other	386	527
Reimbursable management costs	12	62
Depreciation and amortization	102	149
Write-downs, reserves, and project opening costs, net of recoveries	42	24
Impairment of tangible and other intangible assets	—	33
Corporate expense	47	50
Acquisition and integration costs and other	6	11
Total operating expenses	1,109	1,882
Income from operations	144	151
Interest expense	(238)	(592)
Gain on deconsolidation of subsidiary and other	7,090	(1)
Income/(loss) from continuing operations, before income taxes	6,996	(442)
Income tax benefit/(provision)	(192)	136
Income/(loss) from continuing operations, net of income taxes	6,804	(306)
Discontinued operations
Loss from discontinued operations	(7)	(96)
Income tax benefit	—	19
Loss from discontinued operations, net of income taxes	(7)	(77)
Net income/(loss)	6,797	(383)
Net income attributable to noncontrolling interests	(25)	(3)
Net income/(loss) attributable to Caesars	$6,772	$(386)

Earnings/(loss) per share - basic and diluted:
Basic earnings/(loss) per share from continuing operations	$46.86	$(2.26)
Basic loss per share from discontinued operations	(0.05)	(0.56)
Basic earnings/(loss) per share	$46.81	$(2.82)

Diluted earnings/(loss) per share from continuing operations	$46.17	$(2.26)
Diluted loss per share from discontinued operations	(0.05)	(0.56)
Diluted earnings/(loss) per share	$46.12	$(2.82)

Weighted-average common shares outstanding - basic	145	137
Weighted-average common shares outstanding - diluted	147	137

Comprehensive income/(loss):
Other comprehensive loss, net of income taxes	$—	$(4)
Comprehensive income/(loss)	6,797	(387)
Comprehensive loss attributable to noncontrolling interests	(25)	(3)
Comprehensive income/(loss) attributable to Caesars	$6,772	$(390)
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)
(In millions)

	Caesars Stockholders
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2013	$1	$(16)	$7,231	$(10,321)	$(17)	$(3,122)	$1,218	$(1,904)
Net income/(loss)	—	—	—	(386)	—	(386)	3	(383)
Share-based compensation	—	—	8	—	—	8	—	8
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)	—	(4)
Other	—	—	2	—	—	2	4	6
Balance as of March 31, 2014	$1	$(16)	$7,241	$(10,707)	$(21)	$(3,502)	$1,225	$(2,277)

Balance as of December 31, 2014	$1	$(19)	$8,140	$(13,104)	$(15)	$(4,997)	$255	$(4,742)
Net income	—	—	—	6,772	—	6,772	25	6,797
Elimination of CEOC noncontrolling interest and deconsolidation (1)	—	—	—	—	16	16	854	870
Share-based compensation	—	(2)	5	—	—	3	(2)	1
Decrease in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	(10)	(10)
Other	—	—	(4)	—	1	(3)	18	15
Balance as of March 31, 2015	$1	$(21)	$8,141	$(6,332)	$2	$1,791	$1,140	$2,931
____________________

(1)	See Note 4, “Deconsolidation of Caesars Entertainment Operating Company.”

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions)

	Three Months Ended March 31,
	2015	2014

Cash flows used in operating activities	$(102)	$(94)

Cash flows provided by/(used in) investing activities
Acquisitions of property and equipment, net of change in related payables	(100)	(241)
Deconsolidation of CEOC	(958)	—
Change in restricted cash	33	94
Proceeds received from sale of assets	—	13
Payments to acquire businesses, net of transaction costs and cash acquired	—	(23)
Purchases of investment securities	(3)	(13)
Other	4	6
Cash flows used in investing activities	(1,024)	(164)

Cash flows provided by/(used in) financing activities
Proceeds from the issuance of long-term debt	35	—
Debt issuance and extension costs and fees	—	(8)
Repayments of long-term debt	(94)	(26)
Payment of contingent consideration	(30)	—
Purchase of additional interests in subsidiaries	—	(4)
Repurchase of management shares	(27)	—
Issuance of common stock, net of fees	—	1
Proceeds from sales of noncontrolling interests	—	12
Distributions to noncontrolling interest owners	(5)	(4)
Other	3	—
Cash flows used in financing activities	(118)	(29)

Cash flows used in discontinued operations
Cash flows used in operating activities	(7)	—
Net cash used in discontinued operations	(7)	—

Net decrease in cash and cash equivalents	(1,251)	(287)
Cash and cash equivalents, beginning of period	2,806	2,771
Cash and cash equivalents, end of period	$1,555	$2,484

Supplemental Cash Flow Information:
Cash paid for interest	$188	$420
Cash paid for income taxes	20	12
Non-cash investing and financing activities:
Change in accrued capital expenditures	27	54

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words “Company,” “Caesars,” “Caesars Entertainment,” “CEC,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, a Delaware corporation, and its consolidated entities, unless otherwise stated or the context requires otherwise.
Also in these notes, “CEOC” refers to Caesars Entertainment Operating Company, Inc. and its consolidated subsidiaries, whether direct or indirect.

Note 1 - Organization
Organization
As described in Note 4, “Deconsolidation of Caesars Entertainment Operating Company,” effective January 15, 2015, we deconsolidated Caesars Entertainment Operating Company, Inc. (“CEOC”), our majority owned subsidiary, subsequent to its voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). As such, all amounts presented in these consolidated condensed financial statements and notes thereto exclude the operating results and cash flows of CEOC subsequent to January 15, 2015, and the assets, liabilities, and equity of CEOC as of March 31, 2015.
Following the deconsolidation of CEOC, our business is composed of our wholly owned subsidiary, Caesars Entertainment Resort Properties, LLC (“CERP”) and its subsidiaries, our consolidated variable interest entity (“VIE”), Caesars Growth Partners, LLC (“CGP LLC”) and its subsidiaries, and other direct subsidiaries of Caesars Entertainment. As of March 31, 2015, CERP and CGP LLC owned and operated a total of 12 casinos in the United States.
We also include the results of Caesars Interactive Entertainment, Inc. (“CIE”), a majority owned subsidiary of CGP LLC that operates an online gaming business providing for social games on Facebook and other social media websites and mobile application platforms; certain real money games in Nevada and New Jersey; and “play for fun” offerings in other jurisdictions. CIE also owns the World Series of Poker (“WSOP”) tournaments and brand and licenses trademarks for a variety of products and businesses related to this brand.
We view each casino property and CIE as operating segments and aggregated all such casino properties and CIE into four reportable segments based on management’s view of these properties, which aligns with their ownership and underlying credit structures: CEOC, CERP, Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”), and CIE. CGP Casinos is comprised of all subsidiaries of CGP LLC excluding CIE. CEOC is a reportable segment; however, it was deconsolidated effective January 15, 2015.
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”).
Going Concern
The accompanying consolidated financial statements have been prepared assuming that CEC will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. As described more fully below and in Note 5, “Litigation,” we are a defendant in litigation and other Noteholder Disputes relating to certain CEOC transactions dating back to 2010. These matters, if resolved against us, raise substantial doubt about CEC’s ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 5.
As described more fully in Note 5, under the headings “Noteholder Disputes” and “Demands for Payment,” we are subject to currently pending or threatened litigation (the “Litigation”) and demands for payment by certain creditors asserting, among other things, that CEC is obligated under the former parent guarantee of certain CEOC defaulted debt (the “Demands” and, together with the Litigation, the “Noteholder Disputes”). The Litigation pending against CEOC, and in certain cases against CEC and its other subsidiaries, has been stayed due to the Chapter 11 bankruptcy process; however, certain Litigation and the Demands against CEC are continuing outside of the Chapter 11 bankruptcy process. The Company believes that the Litigation claims and Demands against CEC are without merit and intends to defend itself vigorously. At the present time, we believe it is not probable that a material loss will result from the outcome of these matters. The Noteholder Disputes are in their very preliminary stages and discovery has only recently begun in several of them including the Unsecured Note Lawsuits (as defined in Note 5).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We cannot provide assurance as to the outcome of the Noteholder Disputes or of the range of potential losses should the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the stage of the related litigation. Should these matters ultimately be resolved through litigation outside of the CEOC Financial Restructuring, and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we have concluded that the material uncertainty related to certain of the Litigation proceeding against CEC raises substantial doubt about the Company’s ability to continue as a going concern and resulted in the voluntary reorganization of CEOC.
Financial Condition and Other Matters
Over the three-year period ended December 31, 2014, we incurred cumulative net losses totaling $7.2 billion, primarily due to $7.0 billion of interest expense resulting from our highly-leveraged capital structure. During the three months ended March 31, 2015, we recognized net income of $6.8 billion, which includes an $7.1 billion gain recognized associated with the deconsolidation of CEOC. As of December 31, 2014, we had a total accumulated deficit of $13.1 billion and long term debt, including current portion of $15.8 billion, totaled $23.2 billion. Our cumulative cash flows from operating activities were negative $772 million over the three-year period, primarily due to cash paid for interest of $5.7 billion. As of March 31, 2015, subsequent to the deconsolidation of CEOC, we had a total accumulated deficit of $6.3 billion and long term debt, including current portion of $71 million, totaled $7.1 billion.
The substantial majority of the preceding negative financial factors have occurred in our largest operating subsidiary, CEOC, which incurred cumulative net losses totaling $7.1 billion resulting from interest expense of $6.2 billion over the three-year period ended December 31, 2014. As of December 31, 2014, CEOC had a total accumulated deficit of $11.4 billion and long term debt, including current portion of $15.8 billion, totaled $16.1 billion. CEOC has experienced negative cash flows from operating activities over the past three years, primarily due to cash paid for interest. All of the foregoing factors have raised substantial doubt about CEOC’s ability to continue as a going concern (see Note 4).
Note 2 — Basis of Presentation and Consolidation
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of CEC have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2015 fiscal year.
Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial information for the three months ended March 31, 2014 reflects the results of operations and cash flows of the Harrah’s Tunica and Showboat Atlantic City casinos as discontinued operations consistent with the current period presentation. See Note 7, “Discontinued Operations.”
Caesars Growth Partners, LLC
Consolidation of CGP LLC as a Variable Interest Entity
Because the equity holders in CGP LLC receive returns disproportionate to their voting interests and substantially all the activities of CGP LLC are related to Caesars, CGP LLC has been determined to be a VIE. Caesars Acquisition Company (“CAC”) is the sole voting member of CGP LLC - neither CAC nor CGP LLC guarantees any of Caesars’ debt. The creditors or beneficial holders of CGP LLC have no recourse to the general credit of Caesars Entertainment. Caesars Entertainment has certain obligations to CGP LLC through the management and services agreements. We have determined that Caesars Entertainment is the primary beneficiary of CGP LLC and is required to consolidate them.
CGP LLC generated net revenues of $567 million and $226 million for the three months ended March 31, 2015 and 2014, respectively. Net loss attributable to Caesars related to CGP LLC was $2 million for the three months ended March 31, 2015 compared with net income of $1 million for the three months ended March 31, 2014.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contingently Issuable Non-Voting Membership Units
CGP LLC is obligated to issue additional non-voting membership units to Caesars Entertainment in 2016 to the extent that the earnings from CIE’s social and mobile games business exceeds a specified threshold amount in 2015. CGP LLC recorded a liability representing the fair value of the additional contingently issuable non-voting membership units of $228 million and $347 million as of March 31, 2015 and December 31, 2014, respectively. Such liability is eliminated in our consolidation of CGP LLC.
Caesars Enterprise Services, LLC
Activities of Joint Venture
Caesars Enterprise Services, LLC (“CES”) is a services joint venture by and among CEOC, CERP, and Caesars Growth Properties Holdings, LLC (“CGPH” and, together with CERP and CEOC, the “Members” and each a “Member”) that manages certain enterprise assets and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages, subject to annual review. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements.
Consolidation of CES
A steering committee acts in the role of a board of managers for CES with each Member entitled to appoint one representative to the steering committee. Each Member, through its representative, is entitled to a single vote on the steering committee, accordingly, the voting power of the Members does not equate to their ownership percentages. We have determined that because CEC consolidates two of the Members (CERP and CGPH), CEC is deemed to have a controlling financial interest in CES through our ownership of that interest.
CES is a "pass-through" entity that serves as an agent on behalf of its Members at a cost-basis, and is contractually required to fully allocate its costs. CES is designed to have no net income; therefore, any such net income or loss is immaterial and will be subject to allocation in the subsequent period.
As described in Note 4, effective January 15, 2015, CEOC is no longer a consolidated subsidiary. Therefore, CEOC’s ownership interest in CES is accounted for as noncontrolling interest.
Note 3 — Liquidity Considerations
We are a highly-leveraged company and had $7.2 billion in face value of debt outstanding as of March 31, 2015, subsequent to the deconsolidation of CEOC effective January 15, 2015. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our estimated consolidated debt service obligation for the remainder of 2015 is $551 million, consisting of $46 million in principal maturities and $505 million in required interest payments. Our estimated consolidated debt service obligation for 2016 is $642 million, consisting of $62 million in principal maturities and $580 million in required interest payments.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. CEC has ownership interests in CEOC, CERP and CGP LLC; however, CEC’s relationship with its main operating subsidiaries does not allow for the subsidiaries to provide dividends to CEC nor does CEC have a requirement to fund its subsidiaries’ operations.
Cash and Available Revolver Capacity

	March 31, 2015
(In millions)	CERP	CES	CGP LLC	Parent
Cash and cash equivalents	$212	$90	$845	$408
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(145)	—	—	—
Total	$337	$90	$1,005	$408

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Future Maturities of Long-Term Debt

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$29	$36	$26	$170	$25	$4,501	$4,787
CGP LLC	17	26	23	38	192	2,086	2,382
Total	$46	$62	$49	$208	$217	$6,587	$7,169

Future Estimated Interest Payments

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$349	$394	$405	$410	$403	$489	$2,450
CGP LLC	156	186	193	197	197	322	1,251
Total	$505	$580	$598	$607	$600	$811	$3,701
See Note 12, “Debt,” for details of our debt outstanding and related restrictive covenants, including the restrictions on our subsidiaries to pay dividends to CEC or otherwise transfer cash to CEC. This detail includes, among other information, a table presenting details of our individual borrowings outstanding as of March 31, 2015 and December 31, 2014, as well as discussion of recent changes in our debt outstanding, and changes in the terms of existing debt subsequent to March 31, 2015.
CEOC Financial Restructuring Plan
As described in Note 4, a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”). Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015. However, we expect this financial restructuring plan ultimately will reduce CEOC’s long-term debt and related interest payments. See Note 4 for details of CEOC’s Chapter 11 cases and CEOC liquidity considerations.
CERP Liquidity Discussion and Analysis
As of March 31, 2015, CERP’s cash and cash equivalents totaled $212 million. Its operating cash inflows are typically used for operating expenses, debt service costs and working capital needs. CERP is highly leveraged and a significant portion of its liquidity needs are for debt service. As of March 31, 2015, CERP had $4.8 billion face value of indebtedness outstanding including capital lease indebtedness. See Note 12 for additional information related to CERP indebtedness and related restrictive covenants. Cash paid for interest for the three months ended March 31, 2015 was $48 million.
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
CGP LLC Liquidity Discussion and Analysis
CGP LLC’s primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the CGPH Term Loan (see Note 12). CGP LLC’s cash and cash equivalents, excluding restricted cash, totaled $845 million as of March 31, 2015, and includes $34 million held by foreign subsidiaries.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Consolidated Liquidity Discussion and Analysis
Consolidated cash and cash equivalents, excluding restricted cash, totaled $1.6 billion as of March 31, 2015. Cash and cash equivalents as of March 31, 2015, includes $845 million held by CGP LLC, which is not available for our use to fund operations or satisfy our obligations unrelated to CGP LLC.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facilities. CERP’s revolving credit facility provides for up to $270 million, of which $125 million remained as available borrowing capacity for CERP as of March 31, 2015. CGP LLC’s total revolving credit facilities provide for up to $160 million, and an immaterial amount was committed for outstanding letters of credit as of March 31, 2015.
We experienced negative consolidated operating cash flows of $102 million for the three months ended March 31, 2015, which includes negative operating cash flows of $220 million from CEOC before its deconsolidation effective January 15, 2015.
As previously noted, CEOC did not expect that its cash flows from operations would be sufficient to repay its indebtedness, and as a result, filed for reorganization under Chapter 11 of the Bankruptcy Code. Because of the absence of cross-default provisions in the indebtedness issued by other CEC subsidiaries and the modification of the parent guarantee (as discussed in Note 11, “Contractual Commitments and Contingent Liabilities”), we do not believe that the impact of the event of default by CEOC, resulting from its bankruptcy filing, will materially impact the liquidity of CEC and its consolidated subsidiaries as of March 31, 2015.
As described in Note 2, “Basis of Presentation and Consolidation,” CEOC, CERP, and CGPH entered into a services joint venture, CES. Effective October 1, 2014, substantially all our properties are managed by CES (and the remaining properties will be transitioned upon regulatory approval). Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement, we believe that CEC and its operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing.
As described in “Going Concern” in Note 1, “Organization,” due to the material uncertainty related to the litigation described more fully in Note 5 under the heading “Noteholder Disputes,” given the inherent uncertainty of litigation, combined with the fact that the matters are each in their very preliminary stages and discovery has not yet progressed in any of them, we have concluded that we cannot provide assurance as to the outcome of these matters or of the range of potential losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the CEOC Financial Restructuring, and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we have concluded that the material uncertainty related to outcome of these matters, raises substantial doubt about the Company’s ability to continue as a going concern.
Note 4 — Deconsolidation of Caesars Entertainment Operating Company
Chapter 11 Filing for Reorganization
As previously disclosed in our 2014 10-K, on January 15, 2015 (the “Petition Date”), CEOC and certain of its U.S. subsidiaries (the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in order to implement a restructuring plan for balance sheet deleveraging. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Caesars Entertainment, CERP, and CGP LLC are separate entities with independent capital structures and have not filed for bankruptcy relief. In addition, all Caesars Entertainment properties, including those owned by CEOC, are continuing to operate in the ordinary course. Under the proposed plan, Caesars Entertainment will make substantial cash and other contributions as part of implementing the ultimate restructuring plan when it is agreed upon by the applicable parties and approved by the Bankruptcy Court (see Note 11).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Deconsolidation of CEOC
CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continues to be appropriate. We have concluded that CEOC is a VIE, subsequent to its filing for bankruptcy, because the holders of equity at risk (including us as an 89% equity holder) as a group no longer have the power to make the primary decisions. The power to make material decisions has been transferred to the Bankruptcy Court. We have concluded that the equity owners, including Caesars Entertainment, only possess non-substantive voting rights and that we are not the primary beneficiary of CEOC, since the Bankruptcy Court now controls its material activities.
Based on the preceding, we concluded that Caesars Entertainment should deconsolidate CEOC effective on the Petition Date. For similar reasons, we determined that we do not have significant influence over CEOC; therefore, Caesars Entertainment will account for its investment in CEOC as a cost method investment subsequent to the deconsolidation. The CEOC filing for reorganization does not represent a strategic shift by CEC because CEC has retained its 89% ownership interest in CEOC and continues to operate and manage casinos; therefore, CEOC has not been classified as discontinued operations.
Upon the deconsolidation of CEOC, Caesars Entertainment recognized a $7.1 billion gain and recorded a cost method investment in CEOC of zero due to the negative equity associated with CEOC’s underlying financial position. In addition, as of December 31, 2014, CEOC represented total assets of $11.1 billion, total liabilities of $18.7 billion, and total long-term debt of $16.1 billion. For the 2015 period prior to the deconsolidation, CEOC segment net revenue totaled $158 million, net loss attributable to Caesars totaled $76 million, and negative cash flow from operating activities totaled $220 million.
Noncontrolling Interests
As of March 31, 2015, CEOC owned 69.0% of the equity interest in CES and held $4 million in noncontrolling interest in CES subsequent to its deconsolidation.
Related Party Relationship
Subsequent to the Petition Date, CEOC will continue to fund all expenses related to its operations that are being provided by CES and can continue to perform on its intercompany obligations to all Caesars entities. However, upon filing for Chapter 11 and the subsequent deconsolidation, transactions with CEOC are no longer eliminated in consolidation and are treated as related party transactions for Caesars Entertainment. These transactions include items such as casino management fees paid to CEOC, insurance expenses related to insurance coverage provided to CEOC by Caesars Entertainment, and rent payments by CEOC to CERP under the Octavius Tower lease agreement (see Note 19, “Related Party Transactions”).
Note 5 — Litigation
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the "10.00% Second-Priority Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC (“CGP LLC”), Caesars Acquisition Company (“CAC”), Caesars Entertainment Resort Properties, LLC (“CERP”), Caesars Enterprise Services, LLC (“CES”), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. Vice Chancellor Glasscock denied the motion to dismiss with respect to CEC on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and that CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014 and the issue has now been fully briefed. The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action. Claims against the first lien note holder defendant have been voluntarily dismissed.
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Parent Guarantee Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings, the court denied a motion to dismiss both lawsuits with respect to CEC, and discovery has begun with respect to the plaintiffs' claims against CEC.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC's 8.50% Senior Secured Notes due 2020 (the “8.50% Senior Secured Notes”), filed a verified complaint (the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against individual past and present Board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully affected a release of CEC’s parent guarantee of the 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB Bank asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to the RSA, the lawsuit also has been stayed in its entirety, with the consent of all of the parties to it. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A., in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

BOKF, N.A., cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue.
In accordance with the terms of the applicable indentures and as previously disclosed under Item 8.01 in our Current Report on Form 8-K filed August 22, 2014, CEC is not subject to the above-described guarantees. As a result, we believe the demands for payment are meritless.
On March 3, 2015, BOKF, N.A. filed an additional Parent Guarantee Lawsuit against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. Plaintiff alleges there that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indenture governing these notes that plaintiff alleges is still binding. Plaintiff brings claims for violation of the Trust Indenture Act of 1939, breach of contract, intentional interference with contractual relations, breach of duty of good faith and fair dealing and for declaratory relief. The case has been assigned to the same judge presiding over the other Unsecured Note Lawsuits. CEC filed its answer to the BOKF complaint on March 25, 2015, and the parties are currently engaged in discovery.
The Company believes that the claims and demands described above against CEC are without merit and intends to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. At the present time, the Company believes that it is not probable that a material loss will result from the outcome of these matters. However, the Noteholder Disputes are in their very preliminary stages and discovery has only recently begun in several of them, including in the Parent Guarantee Lawsuits. We cannot provide assurance as to the outcome of any of the Noteholder Disputes or of the range of potential losses should any of the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the current stage of these litigations. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the “Financial Restructuring”), and should a court find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows (see Note 1).
CEC-CAC Merger Litigation
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Merger Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Merger Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) an order directing the CAC Directors to fulfill alleged fiduciary duties to CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014 (the “Proposed Merger”), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (2) an order directing the CAC Directors to account for all damages suffered or to be suffered by plaintiff and the putative class as a result of the Proposed Merger; and (3) an award to plaintiff for his costs and attorneys’ fees. It is unclear whether the Merger Lawsuit also seeks to enjoin the Proposed Merger. CEC believes that this lawsuit is without merit and will defend itself vigorously. The deadline to respond to the Merger Lawsuit has been adjourned without a date by agreement of the parties.
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the benefits of Hilton employees and Park Place employees. CEOC is the ultimate successor to this Allocation Agreement. In 2013, a lawsuit was settled related to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, the Company received a letter from Hilton, notifying the Company of a lawsuit related to the Hilton Plan which alleged that the Company had potential liability for the additional claims under the terms of the Allocation Agreement. Based on conversations between the Company’s representative and a representative of the defendants, the Company recorded a charge of $25 million during the second quarter 2010, representing the Company’s (including subsidiaries) allocated share of the total damages estimate.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In December 2013, the Company received a letter from Hilton notifying it that all final court rulings have been rendered in relation to this matter. The Company was subsequently informed that its obligation under the Allocation Agreement was approximately $54 million, and that approximately $19 million relates to contributions for historical periods and approximately $35 million relates to estimated future contributions. The Company met with Hilton representatives in March 2014 and had discussions subsequently. The Company cannot currently predict the ultimate outcome of this matter, but continues to believe that it may have various defenses against such claims, including defenses as to the amount of liabilities. On November 21, 2014, in response to a letter from Hilton, the Company agreed to attempt to mediate a resolution of the matter. On December 24, 2014, Hilton sued CEC and CEOC in federal court in Virginia primarily under the Employee Retirement Income Security Act (“ERISA”), and also under state contract and unjust enrichment law theories, for monetary and equitable relief in connection with this ongoing dispute. Hilton amended its lawsuit in January 2015 to remove CEOC as a defendant. CEC moved to dismiss the lawsuit in February 2015 and that motion was argued in March 2015. On April 14, 2015, the Court issued an Opinion dismissing with prejudice the unjust enrichment claim, and transferring the purported contract and ERISA claims to the Northern District of Illinois, as had been requested by CEC.
Other Matters
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
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. Caesars Entertainment has opposed the NRF actions in the appropriate legal forums including in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015, setting a briefing schedule for both CEOC’s motion that NRF’s action violated the automatic stay and CEC’s motion to extend the stay to encompass NRF’s collection lawsuit against CEC.  All briefs are due by May 21, 2015, and a hearing is to be scheduled before the Bankruptcy Court on or about May 27, 2015.
Caesars Entertainment believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. On October 11, 2013, the Company’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter on January 13, 2014. Additionally, the Company was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of the Company and its subsidiaries had been initiated. The Company and Caesars Palace have been fully cooperating with both the FinCEN and grand jury investigations since October 2013. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12 million to $20 million. Caesars Palace is evaluating the government’s proposals, and representatives of Caesars Palace expect to meet with the governmental parties next month to further discuss the resolution of these matters. Caesars Palace is a subsidiary of CEOC and, because of CEOC’s Chapter 11 bankruptcy filing on January 15, 2015, has been, together with CEOC’s other subsidiaries, deconsolidated from CEC’s financial results. Accordingly, we expect that any financial penalties imposed upon Caesars Palace would not impact CEC’s financial results.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance amending the existing requirements for the presentation of debt issuance costs. The amendments to the guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The balance of unamortized debt issuance costs was $39 million as of March 31, 2015. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early adoption is permitted. We expect to adopt this standard in the second quarter of 2015.
Note 7 — Discontinued Operations
Discontinued Operations
The operating results of the following properties have been classified as discontinued operations for all periods presented and are excluded from the results of operations presented within this Form 10-Q. Discontinued operations include the following properties, which were owned by CEOC and will be excluded from future presentation due to the deconsolidation of CEOC effective January 15, 2015 (see Note 4).

•	Showboat Atlantic City in New Jersey, closed in August 2014

•	Harrah’s Tunica in Mississippi, closed in June 2014

	Three Months Ended March 31,
(In millions)	2015	2014
Net revenues
Showboat Atlantic City	$—	$36
Harrah’s Tunica	—	32
Other	—	2
Total net revenues	$—	$70

Pre-tax loss from operations
Showboat Atlantic City	$(6)	$(8)
Harrah’s Tunica	—	(71)
Other	(1)	(17)
Total pre-tax loss from discontinued operations	$(7)	$(96)

Loss, net of income taxes
Showboat Atlantic City	$(6)	$4
Harrah’s Tunica	—	(64)
Other	(1)	(17)
Total loss from discontinued operations, net of income taxes	$(7)	$(77)

Note 8 — Property and Equipment, Net

(In millions)	March 31, 2015	December 31, 2014
Land and land improvements	$3,585	$6,218
Buildings, riverboats, and improvements	3,920	7,506
Furniture, fixtures, and equipment	1,098	2,685
Construction in progress	313	302
Total property and equipment	8,916	16,711
Less: accumulated depreciation	(1,278)	(3,255)
Total property and equipment, net	$7,638	$13,456

	Three Months Ended March 31,
(In millions)	2015	2014
Depreciation expense (1)	$75	$129
____________________

(1)	included in depreciation and amortization, corporate expense, and income/(loss) from discontinued operations
Tangible Asset Impairments

	Three Months Ended March 31,
(In millions)	2015	2014
Continuing operations	$—	$4
Discontinued operations	—	68
Total	$—	$72
Note 9 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2014	$636	$2,366	$2,514
Amortization	(23)	—	—
CEOC goodwill and intangible assets	(152)	(673)	(2,366)
Balance as of March 31, 2015	$461	$1,693	$148
During the three months ended March 31, 2014, we recorded impairment charges of $29 million in continuing operations related to certain gaming rights and trademarks as a result of declining financial results in certain of our markets. We determine the estimated fair values of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2015				December 31, 2014
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	6.2	$893	$(521)	$372	$1,265	$(736)	$529
Contract rights	9.8	3	(1)	2	84	(81)	3
Developed technology	2.9	118	(56)	62	188	(109)	79
Gaming rights	9.3	43	(18)	25	47	(22)	25
		$1,057	$(596)	461	$1,584	$(948)	636
Non-amortizing intangible assets
Gaming rights				22			934
Trademarks				126			1,580
				148			2,514
Total intangible assets other than goodwill				$609			$3,150

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 10 — Fair Value Measurements
Investments

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Equity securities	$4	$4	$—	$—
Government bonds	69	—	69	—
Total assets at fair value	$73	$4	$69	$—

December 31, 2014
Assets:
Equity securities	$15	$15	$—	$—
Government bonds	70	—	70	—
Total assets at fair value	$85	$15	$70	$—
Investments consist of equity and debt securities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. The majority of these investments are in deferred charges and other assets in our Consolidated Balance Sheets, while a portion is included in prepayments and other current assets. As of March 31, 2015 and December 31, 2014, gross unrealized gains and losses on marketable securities were not material.
Derivative Instruments
Interest Rate Swap Agreements
As of December 31, 2014, CEOC had eight interest rate swap agreements that were not designated as accounting hedges and had notional amounts totaling $5.8 billion and a total fair value liability of $6 million. These interest rate swaps expired and were settled for $17 million by CEC during the first quarter of 2015. We did not renew the swap agreements or enter into any replacement instruments.
Effect of Non-designated Derivative Instruments on Net Loss

(In millions)		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of Loss Recognized in Net Loss	2015	2014
Net periodic cash settlements and accrued interest (1)	Interest expense	$—	$43
Total expense related to derivatives	Interest expense	7	8
___________________

(1)	The derivative settlements under the terms of the interest rate swap agreements are recognized as interest expense and are paid monthly or quarterly.
Items Measured at Fair Value on a Non-recurring Basis
We had contingent earnout liabilities primarily related to the CIE acquisition of Pacific Interactive. During the first quarter of 2015, we paid $64 million of the earnout liability. As of March 31, 2015, the remaining liability was $3 million.
We classify the items measured at fair value on a non-recurring basis within level 3 in the fair value hierarchy.
Note 11 — Contractual Commitments and Contingent Liabilities
Contractual Commitments
During the three months ended March 31, 2015, we have entered into no material contractual commitments outside of the ordinary course of business.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Interest Payments
As of March 31, 2015, our estimated interest payments for the rest of the year ending December 31, 2015 are $505 million, for the years ended December 31, 2016 through 2019 are $580 million, $598 million, $607 million, and $600 million, respectively, and $811 million in total thereafter through maturity. See Note 12 for details of our debt outstanding.
Contingent Liabilities
Self-Insurance
We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves includes accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. As of March 31, 2015 and December 31, 2014, we had total self-insurance liability accruals of $185 million and $204 million, respectively. As of December 31, 2014, $35 million of the total liability related to CEOC and was subsequently deconsolidated.
Deferred Compensation and Employee Benefits
Deferred Compensation Plans
As of March 31, 2015, certain current and former employees of CEC, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, the Park Place Entertainment Corporation Executive Deferred Compensation Plan, the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were previously included in CEC’s consolidated financial statements as liabilities due to the consolidation of CEOC. As of March 31, 2015, CEC has recorded in the accompanying financial statements $53 million in liabilities, representing the estimate of its obligations under the deferred compensation plans described above. The additional liability in respect of these plans that CEC has not recorded is $28 million.
Trust Assets
CEC is a party to a trust agreement and an escrow agreement, each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the trust agreement were $66 million as of March 31, 2015, and amounts held pursuant to the escrow agreement were $56 million as of March 31, 2015.
The accompanying financial statements record the assets held pursuant to the trust agreement as long-term restricted assets on CEC’s balance sheet. The accompanying financial statements do not record the assets held pursuant to the escrow agreement on CEC’s balance sheet as we continue to assess the escrow agreement and its historical funding.
The amounts recorded as assets and liabilities are based upon CEC’s current conclusions regarding ownership of assets and obligation to pay liabilities in respect of the plans and trust assets described above. These amounts may change as a result of many factors, including but not limited to the following: further analyses by CEC, events occurring in connection with discussions with CEOC creditors, and CEOC’s Chapter 11 cases. Such changes, if they occur, could eliminate or reduce the assets or liabilities recorded on CEC’s balance sheet, increase the asset for all or some portion of the assets held pursuant to the escrow agreement, or increase the liabilities not recorded. CEC believes that it may have claims to all or some portion of the assets held pursuant to the escrow agreement.
Guarantee of Collection of CEOC Term Loans
In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consent to the Bank Amendment. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts, including, without limitation, through foreclosure or similar proceedings, a Chapter 11 case, a Chapter 7 case, or any

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

other proceeding under a Debtor Relief Law with respect to CEOC or any of its subsidiaries, litigation, and collection on all applicable insurance policies, and termination of all commitments to advance additional funds to CEOC under the Loan Documents (it being understood that, in the event of a Chapter 11 case, the effective date of a plan of reorganization shall constitute the exhaustion of all remedies).

(In millions)	March 31, 2015
Maturities of debt guaranteed by such guarantee of collection, total	$5,354
Contractual interest payments guaranteed by such guarantee of collection, annually	426
CEC and CEOC have entered into a Restructuring Support Agreement (RSA) under which certain offers have been made which are expected to satisfy, amend, or remove this guarantee of collection in conjunction with the overall restructuring of CEOC. Because these negotiations are: (1) contingent upon the overall restructuring, (2) include many factors interconnected with the restructuring as described in the preceding paragraph, (3) assume the CAC plan of merger, among other items; we have not accrued any amounts due under this guarantee of collection as they are not currently estimable. Such an estimation would require assumptions as to the amounts ultimately not collected by the holders of the guarantee through the end of the restructuring and emergence by CEOC, which we are currently unable to make, because we do not control the proceedings while CEOC is in bankruptcy.
CEOC Reorganization
As described in Note 4, the Debtors voluntarily filed for reorganization under Chapter 11. Under the proposed restructuring plan, Caesars Entertainment will make substantial cash and other contributions as part of implementing the ultimate restructuring plan when it is agreed upon by the applicable parties and approved by the Bankruptcy Court. Caesars Entertainment has agreed to, among other things, (i) contribute $406 million for the restructuring and forbearance fees; (ii) contribute an additional $75 million to the Debtors if there is insufficient liquidity at closing of the restructuring; and (iii) purchase up to $969 million of new equity in the restructured Debtors. The completion of the previously announced merger of Caesars Entertainment and CAC will allow Caesars Entertainment to make these contributions without the need for any significant outside financing. If the merger with CAC is not completed for any reason, Caesars Entertainment would still be liable for these contributions.
If there is not a comprehensive out of court restructuring of CEOC's debt securities or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes in accordance with an agreement with CEC, CEOC and certain holders of CEOC’s outstanding 6.50% Senior Notes due 2016 and 5.75% Senior Notes due 2017 for a private refinancing (the “Notes Transaction”), CEOC and CEC agreed that CEC will be obligated to make an additional payment to CEOC of $35 million. We have accrued this liability in accrued expenses and other current liabilities on the consolidated condensed balance sheet.
Note 12 — Debt
Summary of Debt by Financing Structure

(In millions)	Face Value	Book Value	Book Value
	March 31, 2015		December 31, 2014
CEOC	$—	$—	$16,100
CERP	4,787	4,731	4,774
CGP LLC	2,382	2,323	2,326
CEC	8	8	13
Total Debt	7,177	7,062	23,213
Current Portion of Long-Term Debt	(71)	(71)	(15,779)
Long-Term Debt	$7,106	$6,991	$7,434

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Current Portion of Long-Term Debt
The current portion of long-term debt is $71 million as of March 31, 2015. For CERP, the current portion of long-term debt is $38 million and is primarily related to required annual principal payments on its senior secured loan, as well as interim principal payments on other unsecured borrowings and capitalized lease obligations. For CGP LLC, the current portion of long-term debt includes a total of $24 million of payments due related to Term Loans, Special Improvement District Bonds, and various capitalized lease obligations.
Debt Discounts or Premiums and Debt Issuance Costs
Debt discounts or premiums and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Unamortized debt issuance costs are included in deferred charges and other assets in our Consolidated Balance Sheets.
As of March 31, 2015 and December 31, 2014, book values of debt are presented net of unamortized discounts of $0.1 billion and $2.4 billion, respectively.
Fair Value
As of March 31, 2015 and December 31, 2014, our outstanding debt had fair values of $6.6 billion and $17.5 billion, respectively, and carrying values of $7.2 billion and $25.6 billion, respectively. We estimated the fair value of the debt based on borrowing rates available as of March 31, 2015 and December 31, 2014 for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
CEOC Debt
As described in Note 4, we deconsolidated CEOC effective January 15, 2015. Therefore, no amounts are reported for CEOC debt as of March 31, 2015.

Book Value
(In millions)	December 31, 2014
Credit Facilities (1)	$5,162
Secured Debt	9,996
Subsidiary-Guaranteed Debt	479
Unsecured Senior Debt	463
Other Unsecured Borrowings	77
Total CEOC Debt	16,177
Additional Debt Discount	(77)
Total CEOC Debt, as consolidated	$16,100
___________________
(1) Caesars Entertainment guarantees collection of amounts under the CEOC Credit Facilities (see Note 11).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CERP Debt

	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
Detail of Debt (Dollars in millions)		March 31, 2015			December 31, 2014
Secured Debt
CERP Senior Secured Loan	2020	7.00%	$2,469	$2,426	$2,431
CERP Revolver	2018	various	145	145	180
CERP First Lien Notes	2020	8.00%	1,000	995	994
CERP Second Lien Notes	2021	11.00%	1,150	1,142	1,142
Capitalized Lease Obligations	to 2017	various	11	11	13
Other Unsecured Borrowings
Other	2016	0.00% - 6.00%	12	12	14
Total CERP Debt			4,787	4,731	4,774
Current Portion of CERP Long-Term Debt			(38)	(38)	(39)
CERP Long-Term Debt			$4,749	$4,693	$4,735
CERP Financing
CERP Credit Facilities
As of March 31, 2015, the CERP Credit Facilities provided for an aggregate principal amount of up to $2.8 billion, composed of (i) senior secured term loans in an aggregate principal amount of $2.5 billion (“CERP Term Loans”) and a senior secured revolving credit facility in an aggregate principal amount of up to $270 million. The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity.
CERP Notes
As of March 31, 2015, the CERP Notes had an aggregate face value of $2.2 billion. The CERP Notes consist of (i) $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and (ii) $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021.
Registration Statement
In connection with the CERP Financing described above, CERP committed to register the CERP notes originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Initial CERP Notes”) under a registration statement with the SEC by November 17, 2014. Accordingly, CERP filed an initial registration statement on Form S-4 (the “Registration Statement”) on October 16, 2014, and amendments to such Registration Statement on November 25, 2014, December 24, 2014, and February 9, 2015. The Registration Statement was declared effective on February 10, 2015 (the “Effective Date”).
Since the Effective Date was not within 180 days following the CERP, LLC Merger, the Company incurred additional interest on the Initial CERP Notes of 0.25% annually beginning November 17, 2014, which increased to 0.50% annually from February 17, 2015 until the consummation of the exchange offer on March 18, 2015. Upon the consummation of the exchange offer, the Initial CERP Notes that were exchanged were replaced with new notes (the "Exchange Notes" and, together with the Initial CERP Notes, the "CERP Notes"), whose terms are substantially identical to that of the Initial CERP Notes, except that the Exchange Notes have no transfer restrictions or registration rights.
CERP Restrictive Covenants
The CERP Notes and CERP Credit Facilities include negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities).
The CERP Credit Facilities also contain certain customary affirmative covenants and require that CERP maintains a senior secured leverage ratio (“SSLR”) of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CERP Adjusted EBITDA”).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGP LLC Debt

	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
Detail of Debt (Dollars in millions)		March 31, 2015			December 31, 2014
Secured Debt
CGPH Term Loan (1)	2021	6.25%	$1,166	$1,136	$1,138
CGPH Notes (1)	2022	9.38%	675	661	661
Horseshoe Baltimore Credit and FF&E Facilities	2020	8.25% - 8.75%	330	321	321
Cromwell Credit Facility	2019	11.00%	184	180	180
Capital Lease Obligations	to 2016	various	3	3	4
Other	2018	8.00%	5	4	4
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	14	14	14
Other	2016	various	5	4	4
Total CGP LLC Debt (2)			2,382	2,323	2,326
Current Portion of CGP LLC Long-Term Debt			(24)	(24)	(20)
CGP LLC Long-Term Debt			$2,358	$2,299	$2,306
____________________

(1)	Guaranteed by an indirect subsidiary of Caesars Growth Partners, LLC and certain of its wholly owned subsidiaries.

(2)	As of March 31, 2015, CIE had $40 million drawn under a revolver arrangement with Caesars Entertainment. Accordingly, such debt is not considered outstanding in the above presentation.
Caesars Growth Properties Holdings Term Loan (“CGPH Term Loan”)
As of March 31, 2015, the CGPH Term Loan had a face value of $1.2 billion. The CGPH Term Loan Credit Agreement provided for a $150 million revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2015, no borrowings were outstanding under the Revolving Credit Facility, and no material amounts were committed to outstanding letters of credit. The CGPH Term Loan bears interest at LIBOR plus 5.25% with a LIBOR floor of 1.00%.
The CGPH Term Loan includes customary negative covenants, subject to certain exceptions, and contains customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).
The CGPH Term Loan also requires that CGPH maintains a SSLR of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CGPH Adjusted EBITDA”).

Caesars Growth Properties Holdings Notes (“CGPH Notes”)
As of March 31, 2015, the CGPH Notes had a face value of $675 million. The CGPH Notes include negative covenants, subject to certain exceptions, and contains affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions), all of the preceding being customary in nature. The CGPH Notes bear interest at 9.38%.
Registration Rights Agreement. In connection with the issuance of the 2022 Notes, CGPH and its direct subsidiary, Caesars Growth Properties Finance, Inc. (“Finance” and each, an “Issuer” and together, the “CGP LLC Issuers”), each an indirect, wholly owned subsidiary of CGP LLC, are subject to a registration rights agreement that required the CGP LLC Issuers to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to April 17, 2015, a registration statement with respect to the 2022 Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended.
Accordingly, the CGP LLC Issuers filed an initial registration statement on Form S-4 (the "Registration Statement") on March 30, 2015. As of April 17, 2015, the Registration Statement was not yet declared effective. Because the Issuers failed to meet the targets for the registration and exchange of notes, the CGP LLC Issuers began to incur additional interest on the 2022 Notes of 0.25% annually beginning April 18, 2015. The annual interest rate on the 2022 Notes will increase by an additional 0.25% for each

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year. If the registration default is corrected, the interest rate of the 2022 Notes will revert to the original level.
Horseshoe Baltimore Credit and FF&E Facilities
As of March 31, 2015, the Horseshoe Baltimore Credit Facility provided for an aggregate principal amount of up to $310 million, consisting of (i) a $300 million senior secured term facility with a seven-year maturity, which was fully drawn as of March 31, 2015; and (ii) a $10 million senior secured revolving facility with a five-year maturity, which remained undrawn as of March 31, 2015. The borrowings bear interest at LIBOR plus 7.0% with a LIBOR floor of 1.25%.
As of March 31, 2015, the Horseshoe Baltimore FF&E Facility provided for an aggregate principal amount of up to $30 million to be used to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment (referred to as “FF&E”) or refinance the purchase price of FF&E purchased with other funds as part of the development of the Horseshoe Baltimore casino. As of March 31, 2015, $30 million was outstanding on the Horseshoe Baltimore FF&E Facility. The Horseshoe Baltimore FF&E Facility bears interest at LIBOR plus 7.5% with a LIBOR floor of 1.25%.
The Horseshoe Baltimore Credit and FF&E Facilities include negative covenants, subject to certain exceptions, and contains affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions), all of the preceding being customary in nature.
The Horseshoe Baltimore Credit and FF&E Facilities also require that CBAC maintains an SSLR no more than 7.5 to 1.0 for the first three quarters, 6.0 to 1.0 for the next four quarters, and 4.75 to 1.0 for the remainder of the agreement beginning two quarters after the commencement of operations of the Baltimore Development. Commencement of operations is defined to occur once all unconditional waivers of lien are received, which had not occurred as of March 31, 2015.
Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of March 31, 2015.
Cromwell Credit Facility
As of March 31, 2015, The Cromwell holds a $184 million senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the “Cromwell Credit Facility”). The Cromwell Credit Facility contains certain affirmative and negative covenants and requires The Cromwell to maintain, for each of the second and third full fiscal quarters following its opening date, at least $7.5 million in consolidated EBITDA (the “Consolidated Cromwell EBITDA”). In addition, beginning in the second quarter of 2015, and continuing through the first quarter of 2016, the Cromwell Credit Facility also requires The Cromwell to maintain an SSLR of no more than 5.25 to 1.00, which is the ratio of The Cromwell’s first lien senior secured net debt to Consolidated Cromwell EBITDA. The SSLR for the four fiscal quarters from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter, may not exceed 4.75 to 1.00.
During the quarters ended December 31, 2014, and March 31, 2015, the Consolidated Cromwell EBITDA covenant was not met. We cured this by making an immaterial cash cure payment on March 31, 2015, which is within the permitted cure period for the quarter ended December 31, 2014. We intend to make the cash cure payment for failing to meet the covenant for the three months ended March 31, 2015, during the second quarter of 2015. The Cromwell Credit Facility allows this right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
Note 13 — Earnings Per Share
Basic earnings per share is computed by dividing income from continuing operations and income from discontinued operations, respectively, net of income taxes, by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed by dividing income from continuing operations and income from discontinued operations, respectively, net of income taxes, by the sum of weighted-average number of shares of common shares outstanding and dilutive potential common shares.
Because the Company generated net losses for the three months ended March 31, 2014, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations and diluted loss per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Income/(loss) from continuing operation, net of income taxes	6,779	(309)
Loss from discontinued operation, net of income taxes	(7)	(77)
Net income/(loss) attributable to Caesars	6,772	(386)

Weighted average common share outstanding	145	137
Dilutive potential common shares:
Stock options	2	—
Weighted average common shares and dilutive potential common shares	147	137

Basic income/(loss) per share from continuing operations	$46.86	$(2.26)
Basic loss per share from discontinued operations	(0.05)	(0.56)
Basic income/(loss) per share	$46.81	$(2.82)

Diluted income/(loss) per share from continuing operations	$46.17	$(2.26)
Diluted loss per share from discontinued operations	(0.05)	(0.56)
Diluted income/(loss) per share	$46.12	$(2.82)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended March 31,
(In millions)	2015	2014
Stock options	3	5
Restricted stock units and awards	1	1
Total anti-dilutive common shares	4	6
Note 14 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2015	2014
Food and Beverage	$84	$156
Rooms	64	104
Other	9	23
	$157	$283
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2015	2014
Food and Beverage	$52	$114
Rooms	23	41
Other	5	13
	$80	$168

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 15 — Stock-Based Compensation
Caesars Entertainment Stock-Based Compensation
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards.
Composition of Stock-Based Compensation Expense

	Three Months Ended March 31,
(In millions)	2015	2014
Corporate expense	$14	$7
Property, general, administrative, and other	14	19
Total stock-based compensation expense	$28	$26
Options and Restricted Stock Units Granted

	Three Months Ended March 31,
	2015		2014
	Shares	Wtd Avg Fair Value	Shares	Wtd Avg Fair Value
Stock options	1,000,000	$5.01	—	$—
Restricted stock units	1,827,219	13.01	1,104	23.03
Options and Restricted Stock Units Outstanding

	March 31, 2015		December 31, 2014
	Shares	Wtd Avg Fair Value	Shares	Wtd Avg Fair Value
Stock options	10,110,589	$3.34	9,379,885	$3.35
Restricted stock units	3,545,446	15.53	2,156,727	17.45
CIE Stock-Based Compensation
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
Stock-based compensation expense attributable to CIE is recorded in property, general, administrative, and other in the consolidated condensed statements of operations and comprehensive income and totaled $13 million and $18 million for the three months ended March 31, 2015 and 2014, respectively. As of the March 31, 2015 and December 31, 2014, the liability related to outstanding options and warrants was $101 million and $103 million, respectively. The current portion is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets, while the long-term portion is recorded in deferred credits and other liabilities.
Options and Restricted Stock Units Granted

	Three Months Ended March 31,
	2015		2014
	Shares	Wtd Avg Fair Value	Shares	Wtd Avg Fair Value
Stock options	1,029	$4,770.92	340	$4,250.00
Restricted stock units	536	12,630.00	388	8,500.00

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Options and Restricted Stock Units Outstanding

	March 31, 2015		December 31, 2014
	Shares	Wtd Avg Fair Value	Shares	Wtd Avg Fair Value
Stock options	13,527	$1,852.62	13,279	$1,616.01
Restricted stock units	5,418	6,972.40	5,096	6,494.71
Note 16 — Income Taxes
The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting”, to calculate taxes for the three months ended March 31, 2015. The Company determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended March 31, 2015.
Income Tax Allocation

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Income tax benefit/(provision) applicable to:
Income/(loss) from continuing operations, before income taxes	$(192)	$136
Discontinued operations	$—	$19
Effective tax rate benefit	2.7%	30.8%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We have provided a valuation allowance on certain federal and state deferred tax assets which were not deemed realizable based upon estimates of future taxable income.
The effective tax rate for the three months ended March 31, 2015, differed from the expected federal tax expense of 35% primarily due to the nontaxable portion of the gain on deconsolidation of CEOC. The effective rate benefit for the three months ended March 31, 2014, differed from the expected federal tax benefit of 35% primarily due to an increase in the federal valuation allowance against 2014 losses from continuing operations.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 17 — Segment Reporting
We view each casino property and CIE as operating segments and aggregated all such casino properties and CIE into four reportable segments based on management’s view of these properties, which aligns with their ownership and underlying credit structures: CEOC, CERP, CGP Casinos, and CIE. CGP Casinos is comprised of all subsidiaries of CGP LLC excluding CIE. CIE is comprised of the subsidiaries that operate CGP LLC’s social and mobile gaming operations and WSOP. CEOC is a reportable segment; however, it was deconsolidated effective January 15, 2015 (see Note 4).
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
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated CEC results.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE (1)	Other	Elimination	CEC
Management fees	$4	$—	$—	$—	$—	$(2)	$2
Net revenues	164	529	390	177	7	(14)	1,253
Depreciation and amortization	11	49	34	7	1	—	102
Impairment of intangible and tangible assets	—	—	—	—	—	—	—
Income/(loss) from operations	9	106	164	41	(176)	—	144
Interest expense	87	101	46	2	2	—	238
Gain on deconsolidation of subsidiary and other	—	—	(2)	—	7,092	—	7,090
Income tax benefit/(provision) from continuing operations	—	(2)	—	(13)	(177)	—	(192)
____________________

(1)	Includes foreign net revenues of $141 million.

	Three Months Ended March 31, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	CEC
Management fees	$17	$—	$—	$—	$—	$(3)	$14
Net revenues	1,181	492	292	124	3	(59)	2,033
Depreciation and amortization	71	50	22	6	—	—	149
Impairment of intangible and tangible assets	33	—	—	—	—	—	33
Income/(loss) from operations	48	60	(41)	5	79	—	151
Interest expense	524	91	15	1	(1)	(38)	592
Other gains/(losses)	1	—	50	—	(14)	(38)	(1)
Income tax benefit/(provision) from continuing operations	60	24	(8)	(1)	61	—	136
____________________

(1)	Includes foreign net revenues of $83 million.

(2)	Includes foreign net revenues of $89 million.
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
Property EBITDA is a financial measure commonly used in our industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Property EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Property EBITDA is included because management uses Property EBITDA to measure performance and allocate resources, and believes that Property EBITDA provides investors with additional information consistent with that used by management.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	CEC
Income/(loss) from operations	$9	$106	$164	$41	$(176)	$—	$144
Depreciation and amortization	11	49	34	7	1	—	102
Write-downs, reserves, and project opening costs, net of recoveries	1	2	3	—	37	(1)	42
Impairment of intangible and tangible assets	—	—	—	—	—	—	—
Corporate expense	7	12	7	—	21	—	47
Acquisition and integration costs and other	3	—	(117)	—	120	—	6
EBITDA attributable to discontinued operations	—	—	—	—	—	—	—
Property EBITDA	$31	$169	$91	$48	$3	$(1)	$341

	Three Months Ended March 31, 2014
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	CEC
Income/(loss) from operations	$48	$60	$(41)	$5	$79	$—	$151
Depreciation and amortization	71	50	22	6	—	—	149
Write-downs, reserves, and project opening costs, net of recoveries	4	4	16	—	—	—	24
Impairment of intangible and tangible assets	33	—	—	—	—	—	33
Corporate expense	49	14	1	—	(14)	—	50
Acquisition and integration costs and other	11	—	76	—	(76)	—	11
EBITDA attributable to discontinued operations	(5)	—	—	—	—	—	(5)
Property EBITDA	$211	$128	$74	$11	$(11)	$—	$413
Condensed Balance Sheets - By Segment

	As of March 31, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE (1)	Other	Elimination	CEC
Total assets	$—	$7,186	$4,182	$485	$2,736	$(2,052)	$12,537
Total liabilities	—	6,318	2,881	287	313	$(193)	9,606
____________________

(1)	Includes foreign assets of $253 million and foreign liabilities of $148 million.

	As of December 31, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	CEC
Total assets	$11,355	$7,172	$4,185	$546	$2,752	$(2,475)	$23,535
Total liabilities	19,773	6,334	2,979	367	(583)	(593)	28,277
____________________

(1)	Includes foreign assets of $312 million and foreign liabilities of $183 million.

(2)	Includes foreign assets of $305 million and foreign liabilities of $172 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 18 — Supplemental Cash Flow Information
Reconciliation of Cash Paid for Interest

	Three Months Ended March 31,
(In millions)	2015	2014
Interest expense	$238	$592
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	(30)	(116)
Capitalized interest	3	—
Amortization of debt issuance costs	(1)	(9)
Net amortization of discounts and premiums	(21)	(81)
Change in derivative instruments due to cash settlements	—	35
Other	(1)	(1)
Cash paid for interest	$188	$420
Note 19 — Related Party Transactions
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of March 31, 2015, Hamlet Holdings beneficially owned approximately 61% of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of our directors.
Caesars Entertainment has a services agreement with the Sponsors relating to the provision of financial and strategic advisory services and consulting services. The Sponsors granted a waiver of the monitoring fees for management services; however, we reimburse the Sponsors for expenses they incur related to these management services. The reimbursed expenses are included in corporate expense and totaled approximately $2 million and $1 million for the three months ended March 31, 2015 and 2014, respectively.
We may engage in transactions with companies owned or controlled by affiliates of the Sponsors in the normal course of business. We believe such transactions are conducted at fair value. Pursuant to the terms of these agreements, Caesars Entertainment incurred expenses of approximately $2 million and $2 million for the three months ended March 31, 2015 and 2014, respectively.
In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Transactions with CEOC
As described in Note 4, upon its filing for Chapter 11 and its subsequent deconsolidation, transactions with CEOC will no longer be eliminated in consolidation and will be considered related party transactions for Caesars Entertainment. A summary of these transactions is provided in the table below.

Three Months Ended March 31,
(In millions)	2015
Shared services allocated expenses to CEOC	$75
Shared services allocated expenses from CEOC	15
Management fees	9
Octavius Tower lease	7
Service provider fee	2
Cross marketing and trademarks	1
Services Joint Venture
CES provides certain corporate management and administrative operations to the Members, and the cost of these services are allocated among the Members which include CEOC. CEOC reimburses CES for the allocated costs. The CES allocated costs include amounts for insurance coverage.
Insurance Coverage
We are self-insured for employee health, dental, vision and risk insurance, and our insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. For employee health, dental, and vision insurance, CES receives funding from our subsidiaries in order to pay claims on their behalf. Caesars Entertainment provides risk insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC provided us with certain corporate management and administrative operations, and the costs of these services were allocated to us.
Management Fees
CGP LLC pays 50% of the ongoing management fee to CEOC for the CGP LLC properties that are managed by CEOC or CES. The remaining 50% of the management fees were paid in advance, and are being recognized into management fee expense over the term of the agreements. With respect to the properties sold to CGP LLC in 2014 and Horseshoe Baltimore, which opened in August 2014, management fees consist of a base management fee calculated as a percentage of monthly net operating revenues and an incentive management fee calculated as a percentage of EBITDA for each operating year. With respect to Planet Hollywood, management fees consist of a base management fee calculated as a percentage of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated as a percentage of EBITDA.
Octavius Tower Lease Agreement
Under the Octavius Tower lease agreement, CEOC leases the Octavius Tower at Caesars Palace from CERP and pays rent totaling $35 million annually through expiration in April 2026.
Service Provider Fee
CEOC, CERP and CGP LLC have a shared services agreement that provides CERP and CGP LLC will pay for certain indirect corporate support costs. CEOC is authorized to charge CERP and CGP LLC for an amount equal to 24.6% and 5.4%, respectively, of unallocated corporate support costs. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of approximately $2 million for the three months ended March 31, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cross Marketing and Trademark License Agreement
CIE and CEOC have a Cross Marketing and Trademark License Agreement in effect until December 31, 2026, unless terminated earlier pursuant to the terms of the agreement. The agreement grants CIE the exclusive right to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty. This agreement also provides for cross-marketing and promotional activities between CIE and CEOC, including participation by CIE in CEC's Total Rewards loyalty program. CEOC also receives a revenue share from CIE for customer referrals. Pursuant to the terms of this agreement, Caesars Entertainment incurred expenses of $1 million for the three months ended March 31, 2015.
Due from/to Affiliates
As of March 31, 2015, due from affiliates was $49 million and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of March 31, 2015, due to affiliates was $27 million and represented a payable due to CEOC, primarily from CGP LLC for shared services performed on behalf of CGP LLC.
Stock-Based Compensation
CEC maintains an equity incentive awards plan under which CEC may issue time-based and performance-based stock options, restricted stock units and restricted stock awards to CEOC employees. Although awards under the plan result in the issuance of shares of CEC, because CEOC is no longer a consolidated subsidiary of CEC, we have accounted for these awards as nonemployee awards subsequent to the date of deconsolidation.
Employee Benefit Plans
CEC maintains a defined contribution savings and retirement plan in which employees of CEOC may participate. The plan provides for, among other things, pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to certain IRS and plan limits).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three months ended March 31, 2015 and 2014 should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K”).
Note references are to the notes to consolidated condensed financial statements included in Item 1, “Unaudited Financial Statements.”
In the discussion below, the words “Company,” “Caesars,” “Caesars Entertainment,” “CEC,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation and its consolidated entities, unless otherwise stated or the context requires otherwise.
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Caesars Entertainment is primarily a holding company with no independent operations of its own and operated the consolidated business through four reportable segments:

•	Caesars Entertainment Operating Company (“CEOC”)

•	Caesars Entertainment Resort Properties (“CERP”);

•	Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”); and

•	Caesars Interactive Entertainment (“CIE”).
CGP Casinos is comprised of all subsidiaries of our consolidated variable interest entity, Caesars Growth Partners, LLC (“CGP LLC”) excluding CIE. CIE is comprised of the subsidiaries that operate CGP LLC’s social and mobile gaming operations and WSOP. CEOC is a reportable segment; however, it was deconsolidated effective January 15, 2015 (see Note 4, “Deconsolidation of Caesars Entertainment Operating Company”).
Summary of Casino Properties (1)

CERP	CGP LLC
Flamingo Las Vegas	Bally’s Las Vegas
Harrah’s Atlantic City	The Cromwell
Harrah’s Las Vegas	Harrah’s New Orleans
Harrah’s Laughlin	Horseshoe Baltimore
Paris Las Vegas	Planet Hollywood
Rio All-Suites Hotel & Casino	The LINQ Hotel & Casino
____________________

(1)	Excludes CEOC properties.
Summary of 2015 Events
CEOC Deconsolidation
As described in Note 4, effective January 15, 2015, we deconsolidated CEOC, our majority owned subsidiary, subsequent to its voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”).

Recent Accounting Pronouncements
For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 6, “Recently Issued Accounting Pronouncements.”
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” in MD&A of the 2014 10-K. There have been no changes to these policies during the three months ended March 31, 2015.
Consolidated Operating Results
Effective January 15, 2015, Caesars Entertainment deconsolidated CEOC, subsequent to its voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code. As such, all amounts presented in the following analysis exclude the operating results of CEOC subsequent to January 15, 2015. Prior period results have not been recasted to reflect the deconsolidation of CEOC.
Because CEOC operating results for 2015 are not comparable with 2014 as a result of CEOC’s deconsolidation, the following analysis of our operating results will include discussion of the components that remain in the consolidated CEC entity subsequent to the deconsolidation of CEOC. In the table below, “CERP, CGP Casinos, and CIE” includes entities and associated parent company and elimination adjustments that represent the CEC structure as of March 31, 2015, and for subsequent periods.

	Three Months Ended March 31,						CERP, CGP Casinos and CIE Change %
	2015			2014
(Dollars in millions)	CERP, CGP Casinos and CIE (1)	CEOC (2) (Jan 1 - Jan 15)	Consolidated CEC	CERP, CGP Casinos and CIE (1)	CEOC (2) (Jan 1 - Mar 31)	Consolidated CEC
Casino revenues	$549	$118	$667	$452	$856	$1,308	21.5%
Net revenues	1,095	158	1,253	905	1,128	2,033	21.0%
Income/(loss) from operations	135	9	144	103	48	151	31.1%
Gain on deconsolidation of subsidiary	7,090	—	7,090	—	—	—	*
Income/(loss) from continuing operations, net of income taxes	6,882	(78)	6,804	47	(353)	(306)	*
Loss from discontinued operations, net of income taxes	—	(7)	(7)	(1)	(76)	(77)	100.0%
Net income/(loss) attributable to Caesars	6,857	(85)	6,772	45	(431)	(386)	*
Property EBITDA (3)	310	31	341	217	196	413	42.9%
Operating margin (4)	12.3%	5.7%	11.5%	11.4%	4.3%	7.4%	0.9 pts
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of our discontinued operations disclosed in Note 7, “Discontinued Operations.”
___________________

*	Not meaningful

(1)	Includes CERP, CGP Casinos, CIE, and associated parent company and elimination adjustments that represent the CEC structure as of March 31, 2015, and for subsequent periods.

(2)	Includes eliminations of intercompany transactions and other consolidating adjustments

(3)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net loss attributable to Caesars to Property EBITDA

(4)	Operating margin is calculated as income/(loss) from operations divided by net revenues

CEOC Operating Results (1)

CEOC is included in our operating results for the period prior to its deconsolidation on January 15, 2015 as described in Note 4.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Casino revenues	$118	$856
Net revenues	158	1,128
Income/(loss) from operations	9	48
Loss from continuing operations, net of income taxes	(78)	(353)
Loss from discontinued operations, net of income taxes	(7)	(76)
Net loss attributable to Caesars	(85)	(431)
Property EBITDA	31	196
Operating margin (2)	5.7%	4.3%
___________________

(1)	Includes eliminations of intercompany transactions and other consolidating adjustments

(2)	Operating margin is calculated as income/(loss) from operations divided by net revenues
Key Performance Metrics
Our revenues and operating performance are dependent upon the volume of customers at our resorts, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. We use the following key performance indicators to evaluate gaming and hotel revenue for our properties.
Gaming revenue indicators

•	Slot volume – the total amount wagered on slot machines

•	Table drop (also referred to as “table volume”) – the amount of cash and net markers deposited in the table drop box

•	Gaming hold – the amount of money that is retained by the casino from wagers by customers
Hotel revenue indicators

•	Occupancy rate – a volume indicator determined by rooms occupied and rooms available

•	Hotel average daily rate (“ADR”) – a price indicator determined by room revenue and rooms occupied
CERP, CGP Casinos, and CIE Results of Operations
The following reflects a discussion and analysis of components of our results of operations and key metrics that remain in the consolidated CEC entity subsequent to the deconsolidation of CEOC. All of the following discussion and analysis compares the 2015 and 2014 columns included in the preceding tables identified as “CERP, CGP Casinos, and CIE,” unless the context requires or indicates otherwise.
Net Revenues - Category

	Three Months Ended March 31,		Change %
(Dollars in millions)	2015	2014
Casino	$549	$452	21.5%
Food and beverage	200	185	8.1%
Rooms	204	196	4.1%
Other	275	206	33.5%
Reimbursed management costs	3	—	*
Less: casino promotional allowances	(136)	(134)	(1.5)%
Net revenues	$1,095	$905	21.0%
____________________

*	Not meaningful

Consolidated net revenues increased $190 million, or 21.0%, in the first quarter of 2015 compared with the prior year quarter. The increase was primarily due to an increases in casino revenue, as a result of CGP LLC’s opening of The Cromwell in the second quarter of 2014 and Horseshoe Baltimore in the third quarter of 2014, and other revenues, as a result of continued growth in CIE’s social and mobile gaming business.
Consolidated casino revenue increased $97 million, or 21.5%, in the first quarter of 2015 compared with the prior year quarter. The increase was largely driven by the opening of The Cromwell and Horseshoe Baltimore. In addition, we experienced favorable gaming hold in table games as well as increased slot and table volumes.
Consolidated food and beverage revenue increased $15 million, or 8.1%, in the first quarter of 2015 compared with the prior year quarter. The increase was primarily due to the opening of The Cromwell, including the new restaurant Giada’s, and the several new restaurant offerings now available with the opening of Horseshoe Baltimore.
Consolidated rooms revenue increased $8 million, or 4.1%, in the first quarter of 2015 compared with the prior year quarter. The increase is primarily due to improved ADR and the opening of The Cromwell, as well as the benefit of upgraded rooms at Bally’s Hotel & Casino and The LINQ Hotel. The following table shows key hotel measures for our Las Vegas resorts:

	Three Months Ended March 31,
	2015	2014	Change
Occupancy	92.2%	93.0%	(0.8) pts
Average Daily Rate (ADR)	$120	$107	12.1%
Consolidated other revenue increased $69 million, or 33.5%, in the first quarter of 2015 compared with the prior year quarter. The increase was largely driven by continued growth in CIE’s social and mobile gaming business in addition to third-party rent revenue for The LINQ promenade and the year over year impact of opening of the High Roller at the end of first quarter of 2014.
Income from Operations - Category

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014
Net revenues	$1,095	$905	21.0%

Operating expenses
Casino expense	284	247	(15.0)%
Property, general, administrative, and other	355	303	(17.2)%
Depreciation and amortization	91	78	(16.7)%
Write-downs, reserves, and project opening costs, net of recoveries	41	20	(105.0)%
Corporate expense	40	16	(150.0)%
All other operating expenses	149	138	(8.0)%
Income/(loss) from operations	$135	$103	(31.1)%
Consolidated income from operations increased $32 million in the first quarter of 2015 compared with the prior year quarter primarily due to the increase net revenues described above combined with a reduction in operating expenses associated with operational initiatives and increased marketing efficiencies, partially offset by related increases in operating expenses attributed to the opening of The Cromwell and Horseshoe Baltimore.
The opening of these two properties were the primary drivers for the $37 million increase in consolidated casino expenses; the $52 million increase in property, general, administrative and other operating expenses; and the $13 million increase in depreciation and amortization.
The increase of $21 million in consolidated write-downs, reserves, and project opening costs, net of recoveries compared with the prior year quarter was primarily due to the accrual of a $35 million contingent liability to CEOC related to CEOC debt (see Note 11), partially offset by project opening costs related to The Cromwell and Horseshoe Baltimore that were incurred during the first quarter of 2014 while no comparable amounts were incurred during 2015.
Consolidated corporate expense increased $24 million in the first quarter of 2015 compared with the prior year quarter primarily due to certain professional fees associated with the volume of corporate transactions and initiatives including the costs associated with having multiple SEC registrants and the registration efforts of CERP and CGPH, as well as costs associated with stock-based compensation programs.
Reportable Segments
Segment results in this Management’s Discussion and Analysis are presented consistent with the way CEC management assesses the results subsequent to the deconsolidation of CEOC, which is a consolidated view that adjusts for the impact of certain transactions between reportable segments within Caesars for all periods presented, as described below. Therefore, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their separate filings.
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated CEC results.
CEOC is included in our operating results for the period prior to its deconsolidation on January 15, 2015 as described in Note 4.
Net Revenues - Segment

	Three Months Ended March 31,		Change %
(Dollars in millions)	2015	2014
CEOC	$164	$1,181	*
CERP	529	492	7.5%
CGP Casinos	390	292	33.5%
CIE	177	124	42.2%
Other	(7)	(56)	87.5%
Total	$1,253	$2,033	(38.4)%
____________________

*	Not meaningful
CERP net revenues increased $37 million, or 7.5%, in the first quarter 2015 compared with the prior year quarter. The increase was primarily due to a $16 million increase in casino revenue, mainly driven by favorable hold in Las Vegas and an increase in other revenues of $11 million. Other revenues increased primarily due to the opening of The LINQ promenade and the High Roller, which opened at the end of the first quarter of 2014, and the resulting third-party and entertainment revenues. In addition, rooms revenue increased $4 million primarily due to the increase in ADR to $112 in 2015 from $104 in the prior year quarter, which more than offset the slight decline in occupancy rates.
CGP Casinos net revenues increased $98 million, or 33.5%, in the first quarter 2015 compared with the prior year quarter primarily due to opening of The Cromwell and Horseshoe Baltimore in the second and third quarter of 2014, respectively.
CIE net revenues increased $53 million, or 42.2%, in the first quarter 2015 compared with the prior year quarter as a result of organic sales growth in social and mobile games and its first quarter 2014 acquisition of Pacific Interactive. Pacific Interactive contributed a full quarter in 2015, which represented an increase of $17 million compared with the partial quarter in 2014.
Income/(Loss) from Operations - Segment

	Three Months Ended March 31,		Change %
(Dollars in millions)	2015	2014
CEOC	$9	$48	*
CERP	106	60	76.7%
CGP Casinos	164	(41)	*
CIE	41	5	*
Other	(176)	79	*
Total	$144	$151	(4.6)%
____________________

*	Not meaningful

Property EBITDA

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change %
CEOC	$31	$211	*
CERP	169	128	32.0%
CGP Casinos	91	74	23.0%
CIE	48	11	*
Other	2	(11)	*
Total	$341	$413	(17.4)%
____________________

*	Not meaningful
CERP income from operations increased $46 million in the first quarter of 2015 compared with the prior year quarter primarily due to the increase in net revenues of $37 million described above combined with a $10 million decrease in casino operating expenses resulting primarily from a reduction in marketing costs.
CGP Casinos income from operations increased $205 million in the first quarter of 2015 compared with the prior year quarter. Excluding the impact of the decrease in the fair value of contingently issuable non-voting membership units in 2015 compared with an increase in fair value in 2014, which is eliminated in consolidation and is included in other income/(loss) from operations in the segment table above, CGP LLC’s income from operations for the first quarter of 2015 increased $12 million compared with the prior year quarter. This increase was primarily due to the results generated by opening The Cromwell and Horseshoe Baltimore.
CIE income from operations increased $36 million in the first quarter of 2015 compared with the prior year quarter primarily due to the increase in net revenues described above.
Consolidated Net Income
Net income attributable to Caesars was $6.9 billion in the first quarter of 2015 compared with $45 million in 2014. The increase was primarily due to the $7.1 billion gain recognized as of part of the deconsolidation of CEOC (see Note 4) as well as the factors discussed in “Income from Operations” above.
Consolidated property EBITDA decreased $72 million, or 17.4%, in the first quarter 2015 compared with the prior year quarter. Further details on this non-GAAP financial measure follow later in this filing.
Other Factors Affecting Net Loss

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014
Interest expense	$238	$592	59.8%
Gain on deconsolidation of subsidiary	7,090	—	*
Income tax benefit/(provision)	(192)	136	*
Loss from discontinued operations, net of income taxes	(7)	(77)	90.9%
____________________

*	Not meaningful

Interest Expense - By Segment

	Three Months Ended March 31,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014
CEOC	87	524	*
CERP	$101	$91	(11.0)%
CGP Casinos	46	15	*
CIE	2	1	(100.0)%
Other	2	(39)	*
Total	$238	$592	59.8%
____________________

*	Not meaningful
During the three months ended March 31, 2015, interest expense decreased by $354 million, or 59.8%, in the first quarter of 2015 compared with the prior year quarter primarily due to the CEOC deconsolidation, which represented a decrease of $401 million (net of intercompany interest eliminations), partially offset by an increase of $31 million associated with the CGPH Term Loan, which provided funding for the four properties CGP LLC acquired from CEOC in May 2014.
Gain on Deconsolidation of Subsidiary and Other
As described in Note 4, effective January 15, 2015, we deconsolidated CEOC and recognized a gain of $7.1 billion.
Income Taxes
The effective tax rate for the three months ended March 31, 2015 was 2.7% and the effective tax rate benefit for the three months ended March 31, 2014 was 30.8%. The effective tax rate in 2015 was favorably impacted by the nontaxable portion of the gain on deconsolidation of CEOC. The effective tax rate benefit in 2014 was unfavorably impacted by an increase in federal valuation allowance against 2014 losses from continuing operations.
Loss from Discontinued Operations, Net of Income Taxes
The operating results of the following properties (all of which were CEOC properties) have been classified as discontinued operations for all periods presented and are excluded from the results of operations presented within this Form 10-Q:

•	Showboat Atlantic City in New Jersey, closed in August 2014

•	Harrah’s Tunica in Mississippi, closed in June 2014
See Note 7, “Discontinued Operations” for additional information.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
We are a highly-leveraged company and had $7.2 billion in face value of debt outstanding as of March 31, 2015, subsequent to the deconsolidation of CEOC effective January 15, 2015. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our consolidated debt service obligation for the remainder of 2015 is $551 million, consisting of $46 million in principal maturities and $505 million in required interest payments. Our consolidated debt service obligation for 2016 is $642 million, consisting of $62 million in principal maturities and $580 million in required interest payments.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. CEC has ownership interests in CEOC, CERP and CGP LLC; however, CEC’s relationship with its main operating subsidiaries does not allow for the subsidiaries to provide dividends to CEC nor does CEC have a requirement to fund its subsidiaries’ operations.

Cash and Available Revolver Capacity

	March 31, 2015
(In millions)	CERP	CES	CGP LLC	Parent
Cash and cash equivalents	$212	$90	$845	$408
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(145)	—	—	—
Total	$337	$90	$1,005	$408
Future Maturities of Long-Term Debt

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$29	$36	$26	$170	$25	$4,501	$4,787
CGP LLC	17	26	23	38	192	2,086	2,382
Total	$46	$62	$49	$208	$217	$6,587	$7,169

Future Estimated Interest Payments

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$349	$394	$405	$410	$403	$489	$2,450
CGP LLC	156	186	193	197	197	322	1,251
Total	$505	$580	$598	$607	$600	$811	$3,701
See Note 12, “Debt,” for details of our debt outstanding and related restrictive covenants, including the restrictions on our subsidiaries to pay dividends to CEC or otherwise transfer cash to CEC. This detail includes, among other information, a table presenting details of our individual borrowings outstanding as of March 31, 2015 and December 31, 2014, as well as discussion of recent changes in our debt outstanding, and changes in the terms of existing debt subsequent to December 31, 2014.
CEOC Financial Restructuring Plan
As described in Note 4, as a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015. However, we expect this financial restructuring plan ultimately will reduce CEOC’s long-term debt and related interest payments. See Note 4, for details of CEOC’s Chapter 11 cases and CEOC liquidity considerations.
CEC, CERP and CGP LLC, which are separate entities with independent capital structures, have not filed for bankruptcy relief. All CEC properties, including those owned or managed by CEOC or CES, are continuing to operate in the ordinary course.
Also see Note 5, “Litigation,” for more information regarding Noteholder disputes and claims related to these actions and transactions. If a court were to find in favor of the claimants in any of these disputes, such determination could have a material adverse effect on CEOC’s business, financial condition, results of operations, and prospects and on the ability of lenders and Noteholders to recover on claims under CEOC’s indebtedness.
CEOC Credit Facilities
As described in Note 4, we deconsolidated CEOC effective January 15, 2015. Therefore, no amounts are reported for CEOC debt as of March 31, 2015.
CERP Liquidity Discussion and Analysis
As of March 31, 2015, CERP’s cash and cash equivalents totaled $212 million. Its operating cash inflows are typically used for operating expenses, debt service costs and working capital needs. CERP is highly leveraged and a significant portion of its liquidity needs are for debt service. As of March 31, 2015, CERP had $4.8 billion face value of indebtedness outstanding including capital lease indebtedness. See Note 12, for additional information related to CERP indebtedness and related restrictive covenants. Cash paid for interest for the three months ended March 31, 2015, was $48 million.

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
CERP Financing, Debt Covenant Compliance and Restrictions
As of March 31, 2015, the CERP Notes had an aggregate face value of $2.2 billion. The CERP Notes consist of (i) $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and (ii) $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021.
CERP Credit Facilities
As of March 31, 2015, the CERP Credit Facilities provided for an aggregate principal amount of up to $2.8 billion, composed of (i) senior secured term loans in an aggregate principal amount of $2.5 billion (“CERP Term Loans”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $270 million. The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of March 31, 2015, there was $145 million in borrowings outstanding under the senior secured revolving credit facility, and no amounts were committed to outstanding letters of credit.
See Note 12, “Debt - CERP Debt: CERP Financing and CERP Restrictive Covenants,” for a more detailed description of CERP’s debt covenant requirements and restrictions.
CGP LLC Liquidity Discussion and Analysis
CGP LLC’s primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the CGPH Term Loan (see Note 12). CGP LLC’s cash and cash equivalents, excluding restricted cash, totaled $845 million as of March 31, 2015, and includes $34 million held by foreign subsidiaries.
CGP LLC’s operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP LLC’s ability to refinance debt will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under CGP LLC’s and its subsidiaries’ financing documents. Additionally, CGP LLC’s ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP LLC’s control, and disruptions in capital markets and restrictive covenants related to CGP LLC’s existing debt could impact CGP LLC’s ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.
We believe that CGP LLC’s cash and cash equivalents balance, its cash flows from operations, and/or financing available under its revolving credit facility will be sufficient to meet normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Caesars Growth Properties Holdings Term Loan (“CGPH Term Loan”)
As of March 31, 2015, the CGPH Term Loan had a face value of $1.2 billion term loan (the “CGP Term Loan”) and a $150 million revolving facility (the “CGP Revolving Credit Facility”). The CGP Term Loan matures in 2021 and requires quarterly payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. As of March 31, 2015, no borrowings were outstanding under the CGP Revolving Credit Facility, and no material amounts were committed to outstanding letters of credit.
See Note 12, “Debt - CGP LLC Debt: Caesars Growth Properties Holdings Term Loan (“CGPH Term Loan”),” for a description of CGP LLC’s debt covenant requirements and restrictions related to the CGPH Term Loan.

Caesars Growth Properties Holdings Notes (“CGPH Notes”)
As of March 31, 2015, the CGPH Notes had a face value of $675 million. The CGPH Notes include customary negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds.
See Note 12, “Debt - CGP LLC Debt: Caesars Growth Properties Holdings Notes (“CGPH Notes”),” for a description of CGP LLC’s debt covenant requirements and restrictions related to the CGPH Notes.
Horseshoe Baltimore Financing
As of March 31, 2015, the Horseshoe Baltimore Credit Facility provided for (i) a $300 million senior secured term facility with a seven-year maturity, which was fully drawn as of March 31, 2015 and (ii) a $10 million senior secured revolving facility with a five-year maturity, which remained undrawn as of March 31, 2015.
As of March 31, 2015, the Horseshoe Baltimore FF&E Facility provided for an aggregate principal amount of up to $30 million to be used to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment (referred to as “FF&E”) or refinance the purchase price of FF&E purchased with other funds as part of the development of the Horseshoe Baltimore casino. As of March 31, 2015, $30 million was outstanding on the Horseshoe Baltimore FF&E Facility.
The Horseshoe Baltimore Credit Facility and Horseshoe Baltimore FF&E Facility contain affirmative and negative covenants customary for facilities of this type. Management believes that CGP LLC is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of March 31, 2015.
Consolidated Liquidity Discussion and Analysis
Consolidated cash and cash equivalents, excluding restricted cash, totaled $1.6 billion as of March 31, 2015. Cash and cash equivalents as of March 31, 2015, includes $845 million held by CGP LLC, which is not available for our use to fund operations or satisfy our obligations unrelated to CGP LLC.
In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facilities. CERP’s revolving credit facility provides for up to $270 million, of which $125 million remained as available borrowing capacity for CERP as of March 31, 2015. CGP LLC’s total revolving credit facilities provide for up to $160 million, and an immaterial amount was committed for outstanding letters of credit as of March 31, 2015.
We had negative consolidated operating cash flows of $102 million for the three months ended March 31, 2015, including negative operating cash flows of $220 million from CEOC before deconsolidation on January 15, 2015.
As previously noted, CEOC did not expect that its cash flows from operations would be sufficient to repay its indebtedness, and as a result, filed for reorganization under Chapter 11 of the Bankruptcy Code. Because of the absence of cross-default provisions in the indebtedness issued by other CEC subsidiaries and the modification of the parent guarantee (as discussed in Note 12), we do not believe that the impact of the event of default by CEOC, resulting from its bankruptcy filing, will materially impact the liquidity of CEC and its consolidated subsidiaries as of March 31, 2015.
As described in Note 2, “Basis of Presentation and Consolidation,” CEOC, CERP, and CGPH entered into a services joint venture, CES. Effective October 1, 2014, substantially all our properties are managed by CES (and the remaining properties will be transitioned upon regulatory approval). Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement, we believe that CEC and its operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing.
As described in “Going Concern” in Note 1, “Organization,” due to the material uncertainty related to the litigation described more fully in Note 5, under the heading “Noteholder Disputes,” given the inherent uncertainty of litigation, combined with the fact that the matters are each in their very preliminary stages and discovery has not yet progressed in any of them, we have concluded that we cannot provide assurance as to the outcome of these matters or of the range of potential losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the CEOC Financial Restructuring, and were a court to find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Accordingly, we have concluded that the material uncertainty related to the outcome of these matters, raises substantial doubt about the Company’s ability to continue as a going concern. In addition, in Item 1A, “Risk Factors,” we provided an update to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which describes the potential effect of such transactions.

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
Projected Capital Expenditures for 2015

(In millions)	Low	High
CERP	130	200
CGP LLC	205	230
CES	30	50
Total	$365	$480
For the three months ended March 31, 2015, our capital spending totaled $100 million, net of an increase in related payables of $27 million. These capital expenditures were primarily related to The LINQ Hotel renovation and the Atlantic City Convention and Meeting Center. Estimated total capital expenditures for 2015 are expected to be between $365 million and $480 million (excluding CEOC). Capital expenditures include funds for hospitality and maintenance projects, completion of The LINQ Hotel renovation and the Atlantic City Convention and Meeting Center, and funds for IT, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures. We expect to fund these capital expenditures from cash flows generated by our operating activities. A portion of the CES capital expenditures will relate to CEOC, and therefore, will be funded by CEOC.
Summary of Capital Expenditures

	Three Months Ended March 31,		Increase/ (Decrease)
(In millions)	2015	2014
Development	$41	$87	$(46)
Renovation/refurbishment	54	132	(78)
Other	5	22	(17)
Total capital expenditures	$100	$241	$(141)

Included in capital expenditures:	2015	2014
Capitalized payroll costs	$1	$2
Capitalized interest	3	—
Capital expenditures decreased $141 million in the three months ended March 31, 2015, compared with the prior year period, primarily due to development expenditures in 2014 associated with the Horseshoe Baltimore development and renovations for The Cromwell, which were completed in the second and third quarters of 2014, respectively, combined with the decline due to the deconsolidation of CEOC effective January 15, 2015.

Cash Flow Activity
Cash Flows from Operating Activities
Cash flows used in operating activities was $102 million in 2015 compared with $94 million in 2014. The nominal year over year change was primarily due to an improvement in property operating cash flows from the operating results factors described previously for CERP, CGP Casinos, and CIE combined combined with a decline in cash paid for interest due to the deconsolidation of CEOC effective January 15, 2015. However, this improvement was more than offset by cash outflows from CEOC during the 15-day period in 2015 preceding its deconsolidation.
Cash Flows from Investing Activities
Cash flows used in investing activities was $1,024 million in 2015 compared with $164 million in 2014. The increase in cash flows used was primarily due to the deconsolidation of CEOC’s ending cash balance of $958 million as of January 15, 2015. The increase was partially offset by a decrease in acquisitions of property and equipment in 2015 compared with 2014 as described above in “Capital Spending and Development.”
Cash Flows from Financing Activities
Cash flows used in financing activities was $118 million in 2015 compared with $29 million in 2014. The increase in 2015 was primarily due to increased repayments of long-term debt and the payment of the contingent consideration associated with CIE’s acquisition of Pacific Interactive in 2014, partially offset by an increase in proceeds received from the issuance of long-term debt.
Contractual Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 12.
As of March 31, 2015, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2014 10-K.

Reconciliation of Non-GAAP Financial Measures
Property EBITDA is presented as a supplemental measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
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
Reconciliation of Net Loss Attributable to Caesars to Property EBITDA

	Three Months Ended March 31,
(In millions)	2015	2014
Net income/(loss) attributable to Caesars	$6,772	$(386)
Net income attributable to noncontrolling interests	25	3
Net income/(loss)	6,797	(383)
Loss from discontinued operations, net of income taxes	7	77
Income/(loss) from continuing operations, net of income taxes	6,804	(306)
Income tax (benefit)/provision	192	(136)
Income/(loss) from continuing operations before income taxes	6,996	(442)
Gain on deconsolidation of subsidiary and other	(7,090)	1
Interest expense	238	592
Income from operations	144	151
Depreciation and amortization	102	149
Write-downs, reserves, and project opening costs, net of recoveries	42	24
Impairment of intangible and tangible assets	—	33
Acquisition and integration costs and other	6	11
Corporate expense	47	50
EBITDA attributable to discontinued operations	—	(5)
Property EBITDA	$341	$413

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," "present," "preserve," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the restructuring of CEOC and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the outcome of currently pending or threatened litigation and demands for payment by certain creditors against CEC and by the National Retirement Fund;

•	the effects of CEOC’s bankruptcy filing on CEOC and its subsidiaries and affiliates, including Caesars Entertainment, and the interest of various creditors, equity holders and other constituents;

•	the ability to retain key employees during the restructuring of CEOC;

•	the event that the RSA may not be consummated in accordance with its terms, or persons not party to the RSA may successfully challenge the implementation thereof;

•	the length of time CEOC will operate in the Chapter 11 cases or CEOC’s ability to comply with the milestones provided by the RSA;

•	risks associated with third party motions in the Chapter 11 cases, which may hinder or delay CEOC’s ability to consummate the restructuring as contemplated by the RSA;

•	the potential adverse effects of Chapter 11 proceedings on Caesars Entertainment’s liquidity or results of operations;

•	the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the ability to realize the expense reductions from our cost savings programs;

•	the financial results of CGP LLC’s business;

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

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
You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk in 2015. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015.

In light of the material weaknesses as of March 31, 2015, prior to the filing of this Form 10-Q for the period ended March 31, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

In addition to changes discussed below, the Company’s majority owned subsidiary, CEOC, filed for bankruptcy in January 2015. CEOC was deconsolidated during the first quarter of 2015, and additional changes in the corporate structure are planned upon CEOC emerging from bankruptcy. As these changes take place, we plan to adjust our business processes and systems to align with the new structure. We will continue to monitor our internal control over financial reporting throughout the process.

Previously Identified Material Weaknesses

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified the following material weaknesses in internal control over financial reporting related to its risk assessment process for non-gaming activities which did not adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the design of controls to validate the completeness and accuracy of underlying data used in the performance of controls over the determination of significant estimates, accounting transactions and disclosures, (iii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iv) effective monitoring of the controls.. Accordingly, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.

We are engaged in various stages of remedial actions to address the material weaknesses described above. We are using both internal and external resources to assist in the following actions:

•
Reviewing the accounting and financial assurance organizations to ensure an appropriate organization and skills to sustain the remedial actions. This includes performing training to enhance knowledge and skills of the finance team and hiring of additional skilled resources, as appropriate.

•
Enhancing the Company’s SOX monitoring program including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

•
Performing a comprehensive review of the Company’s accounting processes including controls to ensure the processes and controls are adequately designed, clearly documented and appropriately communicated to enhance control ownership throughout the finance organization.

•
Evaluating and designing of controls to address the completeness and accuracy of data used to support key estimations, accounting transactions and disclosures, primarily associated with spreadsheets and other key reports.

•	Implementing new systems and tools to automate manual processes, to document and monitor adherence to standardized processes and controls.

•	Reviewing and updating accounting policies to ensure they address the Company’s current environment.

The Company believes the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of March 31, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the "10.00% Second-Priority Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC (“CGP LLC”), Caesars Acquisition Company (“CAC”), Caesars Entertainment Resort Properties, LLC (“CERP”), Caesars Enterprise Services, LLC (“CES”), Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. Vice Chancellor Glasscock denied the motion to dismiss with respect to CEC on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and that CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014 and the issue has now been fully briefed. The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action. Claims against the first lien note holder defendant have been voluntarily dismissed.
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Parent Guarantee Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings, the court denied a motion to dismiss both lawsuits with respect to CEC, and discovery has begun with respect to the plaintiffs' claims against CEC.
On November 25, 2014, UMB Bank, as successor indenture trustee for CEOC's 8.50% Senior Secured Notes due 2020 (the “8.50% Senior Secured Notes”), filed a verified complaint (the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against individual past and present Board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully affected a release of CEC’s parent guarantee of the 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB Bank asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to the RSA, the lawsuit also has been stayed in its entirety, with the consent of all of the parties to it. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A., in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF, N.A., cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue.
In accordance with the terms of the applicable indentures and as previously disclosed under Item 8.01 in our Current Report on Form 8-K filed August 22, 2014, CEC is not subject to the above-described guarantees. As a result, we believe the demands for payment are meritless.
On March 3, 2015, BOKF, N.A. filed an additional Parent Guarantee Lawsuit against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. Plaintiff alleges there that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indenture governing these notes that plaintiff alleges is still binding. Plaintiff brings claims for violation of the Trust Indenture Act of 1939, breach of contract, intentional interference with contractual relations, breach of duty of good faith and fair dealing and for declaratory relief. The case has been assigned to the same judge presiding over the other Unsecured Note Lawsuits. CEC filed its answer to the BOKF complaint on March 25, 2015, and the parties are currently engaged in discovery.
The Company believes that the claims and demands described above against CEC are without merit and intends to defend itself vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. At the present time, the Company believes that it is not probable that a material loss will result from the outcome of these matters. However, the Noteholder Disputes are in their very preliminary stages and discovery has only recently begun in several of them, including in the Parent Guarantee Lawsuits. We cannot provide assurance as to the outcome of any of the Noteholder Disputes or of the range of potential losses should any of the Noteholder Disputes ultimately be resolved against us, due to the inherent uncertainty of litigation and the current stage of these litigations. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the “Financial Restructuring”), and should a court find in favor of the claimants in any of these Noteholder Disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows (see Note 1).
CEC-CAC Merger Litigation
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Merger Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Merger Lawsuit alleges claims for breach of fiduciary duty

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) an order directing the CAC Directors to fulfill alleged fiduciary duties to CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014 (the “Proposed Merger”), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (2) an order directing the CAC Directors to account for all damages suffered or to be suffered by plaintiff and the putative class as a result of the Proposed Merger; and (3) an award to plaintiff for his costs and attorneys’ fees. It is unclear whether the Merger Lawsuit also seeks to enjoin the Proposed Merger. CEC believes that this lawsuit is without merit and will defend itself vigorously. The deadline to respond to the Merger Lawsuit has been adjourned without a date by agreement of the parties.
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the benefits of Hilton employees and Park Place employees. CEOC is the ultimate successor to this Allocation Agreement. In 2013, a lawsuit was settled related to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, the Company received a letter from Hilton, notifying the Company of a lawsuit related to the Hilton Plan which alleged that the Company had potential liability for the additional claims under the terms of the Allocation Agreement. Based on conversations between the Company’s representative and a representative of the defendants, the Company recorded a charge of $25 million during the second quarter 2010, representing the Company’s (including subsidiaries) allocated share of the total damages estimate.
In December 2013, the Company received a letter from Hilton notifying it that all final court rulings have been rendered in relation to this matter. The Company was subsequently informed that its obligation under the Allocation Agreement was approximately $54 million, and that approximately $19 million relates to contributions for historical periods and approximately $35 million relates to estimated future contributions. The Company met with Hilton representatives in March 2014 and had discussions subsequently. The Company cannot currently predict the ultimate outcome of this matter, but continues to believe that it may have various defenses against such claims, including defenses as to the amount of liabilities. On November 21, 2014, in response to a letter from Hilton, the Company agreed to attempt to mediate a resolution of the matter. On December 24, 2014, Hilton sued CEC and CEOC in federal court in Virginia primarily under the Employee Retirement Income Security Act (“ERISA”), and also under state contract and unjust enrichment law theories, for monetary and equitable relief in connection with this ongoing dispute. Hilton amended its lawsuit in January 2015 to remove CEOC as a defendant. CEC moved to dismiss the lawsuit in February 2015 and that motion was argued in March 2015. On April 14, 2015, the Court issued an Opinion dismissing with prejudice the unjust enrichment claim, and transferring the purported contract and ERISA claims to the Northern District of Illinois, as had been requested by CEC.
See additional disclosures related to litigation and other matters in Notes 5.
Other Matters
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
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. Caesars Entertainment has opposed the NRF actions in the appropriate legal forums including in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015, setting a briefing schedule for both CEOC’s motion that NRF’s action violated the automatic stay and CEC’s motion to extend the stay to encompass NRF’s collection lawsuit against CEC.  All briefs are due by May 21, 2015, and a hearing is to be scheduled before the Bankruptcy Court on or about May 27, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Caesars Entertainment believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. On October 11, 2013, the Company’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter on January 13, 2014. Additionally, the Company was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of the Company and its subsidiaries had been initiated. The Company and Caesars Palace have been fully cooperating with both the FinCEN and grand jury investigations since October 2013. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12 million to $20 million. Caesars Palace is evaluating the government’s proposals, and representatives of Caesars Palace expect to meet with the governmental parties next month to further discuss the resolution of these matters. Caesars Palace is a subsidiary of CEOC and, because of CEOC’s Chapter 11 bankruptcy filing on January 15, 2015, has been, together with CEOC’s other subsidiaries, deconsolidated from CEC’s financial results. Accordingly, we expect that any financial penalties imposed upon Caesars Palace would not impact CEC’s financial results.

Item 1A.	Risk Factors
The following is an update to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.
If a court were to find in favor of the claimants in any of the Noteholder Disputes, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2013. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Although the First Lien Lawsuit has been subject to a consensual stay pursuant to the RSA since CEOC’s filing for Chapter 11, and the Second Lien Lawsuit is not proceeding with respect to fraud or breach of fiduciary duty claims, should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, the transactions at issue in those lawsuits may be subject to rescission and/or the Company may be required to pay damages to the plaintiffs. Were those things to happen, to the extent the Company does not have sufficient cash to satisfy such obligations, the Company would need to sell assets, issue additional equity securities or take steps to restructure its balance sheet and capital structure. As part of this process, a filing under Chapter 11 could become necessary, if the Company is unable to sell assets or issue equity securities on commercially reasonable terms, or at all.
A number of the Noteholder Disputes also involve claims (the “Guarantee Claims”) that the Company is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which the Company guaranteed CEOC’s obligations under those notes remain in effect. Most recently, on March 3, 2015, BOKF, N.A. filed a lawsuit (the “BOKF Lawsuit”) in its capacity as successor indenture trustee for CEOC’s 12.75% Second-Priority Notes in the United States District Court for the Southern District of New York (the “SDNY Court”), raising such claims against Caesars Entertainment. Adverse rulings on such claims in the BOKF Lawsuit or any of the other Noteholder Disputes could negatively affect the Company’s position on such claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on such claims, Caesars Entertainment may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If Caesars Entertainment became obligated to pay amounts owed on CEOC’s indebtedness as a result of these claims and did not have sufficient cash to satisfy such obligations, it would need to sell assets, issue additional equity securities or take steps to restructure its balance sheet and capital structure. As part of this process, a filing under Chapter 11 could become necessary if the Company is unable to sell assets or issue equity securities on commercially reasonable terms, or at all. Accordingly, as certain of the Guarantee Claims have not been stayed, and given the timing on which these Guarantee Claims are proceeding and the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.
Risks Related to the Bankruptcy Proceedings
CEOC and a substantial majority of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, and are subject to the risks and uncertainties associated with bankruptcy proceedings.
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015 (see Note 4, “Deconsolidation of Caesars Entertainment Operating Company”).
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

•
the possibility of Caesars Entertainment losing ownership or control over the operation of the Debtors as a result of the restructuring process, including as a result of a market test of the Debtors’ proposed plan of reorganization;

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
We cannot assure you that any reorganization of the Debtors will be on terms contemplated by the RSA or otherwise on terms acceptable to Caesars Entertainment.
We, CEOC and the Consenting Creditors entered into the RSA, pursuant to which, among other things, CEOC agreed to file a plan of reorganization in accordance with the terms of the RSA (the “Plan”). While the Consenting Creditors have agreed to vote in favor of the Plan when properly solicited to do so, there are certain material conditions CEOC must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 proceedings such as obtaining orders from the Bankruptcy Court with respect to the use of cash collateral, approval of the disclosure statement and confirmation of the Plan. The Debtors’ ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The parties to the RSA are currently in discussions on, among other things, extending the milestones. If the Consenting Creditors are not required to vote for the Plan, the Plan may not be confirmed, in which case there could be an alternative plan of reorganization that may or may not be acceptable to Caesars Entertainment.
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
Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met, and there can be no assurance that we and a requisite amount of the Consenting Creditors under the RSA will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment of any non-accepting class, as well as any classes junior to such non-accepting class, than the treatment that will currently be provided in the Plan in accordance with the RSA. Such less favorable treatment could include a distribution of property (including new securities) to the class affected by the modification of a lesser value than what the RSA contemplates will be provided in the Plan or no distribution of property whatsoever under the Plan. In addition, any changes to the Plan, including any changes that would result in Caesars Entertainment no longer controlling the ownership or operations of CEOC, could have an adverse effect on Caesars Entertainment and its remaining operations. Changes to the Plan may also delay the confirmation of the Plan and the Debtors’ emergence from bankruptcy.
If the Plan contemplated by the RSA is confirmed, Caesars Entertainment will be required to invest and pay significant amounts of cash in connection with the restructuring of CEOC, which may have a negative impact on Caesars Entertainment’s business and operating condition.
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

If the Plan contemplated by the RSA is confirmed, Caesars Entertainment will be required to guarantee the lease payments owed by the restructured operating company to the restructured property companies and, if the restructured operating company is unable to or does not pay amounts due under the leases, Caesars Entertainment will be obligated to pay the full amount.
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
Explanatory Note
On May 6, 2015, Caesars Entertainment Corporation (the “Company”) issued a press release announcing its financial and operating results for the first quarter of 2015 (the “Original Release”). The Original Release contained a calculation and allocation of the recognized gain on the deconsolidation of Caesars Entertainment Operating Company, Inc. (“CEOC”). After filing the Original Release, we updated the recognized gain on the deconsolidation of CEOC to reflect our final calculation. The affected amounts in the Original Release and the updated amounts are as follows:

	Three Months Ended March 31, 2015
(In millions, except per share data)	Original Release	Updated Amounts
Gain on deconsolidation of subsidiary and other	$7,955	$7,090
Income from continuing operations before income taxes	7,861	6,996
Income from continuing operations, net of income taxes	7,669	6,804
Net income	7,662	6,797
Net income attributable to noncontrolling interests	(25)	(25)
Net income attributable to Caesars	7,637	6,772
Basic earnings per share from continuing operations	52.84	46.86
Basic earnings per share	52.79	46.81
Diluted earnings per share from continuing operations	52.06	46.17
Diluted earnings per share	52.01	46.12

No other reported items are affected by the correction.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

10.1	Summary Term Sheet for Proposed Restructuring, dated January 6, 2015, to Amended and Restated Restructuring Support and Forbearance Agreement, dated as of December 31, 2014, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto	—	8-K	—	10.1	1/6/2015

†10.2	Form of Restricted Stock Unit Award Agreement (January 2015 Retention Grants).	—	8-K	—	10.1	1/9/2015

10.3	Second Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 9, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K/A	—	10.1	1/12/2015

10.4	Third Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	1/14/2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.	X	—	—	—	—
_______________

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 11, 2015	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer