Form 10-Q
period 2015-06-30
CAESARS ENTERTAINMENT Corp
filed 2015-08-06
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2015
Common stock, $0.01 par value	145,001,980

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (In millions, except par value)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents ($990 and $944 attributable to our VIE)	$1,579	$2,806
Restricted cash ($13 and $15 attributable to our VIE)	67	76
Receivables, net ($102 and $97 attributable to our VIE)	179	518
Due from affiliates ($24 and $0 attributable to our VIE)	24	—
Deferred income taxes ($6 and $5 attributable to our VIE)	6	5
Prepayments and other current assets ($50 and $27 attributable to our VIE)	153	225
Inventory ($4 and $3 attributable to our VIE)	14	43
Total current assets	2,022	3,673
Property and equipment, net ($2,634 and $2,570 attributable to our VIE)	7,655	13,456
Goodwill ($292 and $291 attributable to our VIE)	1,693	2,366
Intangible assets other than goodwill ($269 and $289 attributable to our VIE)	586	3,150
Restricted cash ($13 and $25 attributable to our VIE)	69	109
Deferred income taxes ($23 and $13 attributable to our VIE)	23	14
Deferred charges and other assets ($259 and $46 attributable to our VIE)	455	563
Total assets	$12,503	$23,331

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable ($126 and $79 attributable to our VIE)	$182	$349
Due to affiliates ($24 and $0 attributable to our VIE)	24	—
Accrued expenses and other current liabilities ($222 and $242 attributable to our VIE)	644	1,199
Interest payable ($37 and $37 attributable to our VIE)	134	736
Deferred income taxes ($10 and $2 attributable to our VIE)	44	217
Current portion of long-term debt ($86 and $20 attributable to our VIE)	222	15,779
Total current liabilities	1,250	18,280
Long-term debt ($2,280 and $2,292 attributable to our VIE)	6,802	7,230
Deferred income taxes ($5 and $8 attributable to our VIE)	1,268	2,079
Deferred credits and other liabilities ($118 and $124 attributable to our VIE)	175	484
Total liabilities	9,495	28,073
Commitments and contingencies (Note 11)
Stockholders’ equity/(deficit)
Caesars stockholders’ equity/(deficit)	1,832	(4,997)
Noncontrolling interests	1,176	255
Total stockholders’ equity/(deficit)	3,008	(4,742)
Total liabilities and stockholders’ equity/(deficit)	$12,503	$23,331
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED) (In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Casino	$543	$1,337	$1,203	$2,638
Food and beverage	203	377	429	750
Rooms	221	306	443	614
Interactive entertainment	186	145	363	269
Management fees	—	15	2	28
Other	121	168	235	304
Reimbursed management costs	—	68	9	129
Less: casino promotional allowances	(133)	(276)	(289)	(559)
Net revenues	1,141	2,140	2,395	4,173
Operating expenses
Direct expenses
Casino	278	791	634	1,579
Food and beverage	99	175	202	333
Rooms	57	80	113	160
Platform fees	51	41	100	76
Property, general, administrative, and other	305	510	646	1,004
Reimbursable management costs	—	68	9	129
Depreciation and amortization	96	157	198	305
Write-downs, reserves, and project opening costs, net of recoveries	24	52	66	76
Impairment of tangible and other intangible assets	—	17	—	50
Corporate expense	45	68	91	119
Acquisition and integration costs and other	—	54	6	65
Total operating expenses	955	2,013	2,065	3,896
Income from operations	186	127	330	277
Interest expense	(147)	(654)	(384)	(1,246)
Gain on deconsolidation of subsidiary and other gains/(losses)	7	(27)	7,096	(27)
Income/(loss) from continuing operations, before income taxes	46	(554)	7,042	(996)
Income tax benefit/(provision)	4	167	(188)	309
Income/(loss) from continuing operations, net of income taxes	50	(387)	6,854	(687)
Discontinued operations
Loss from discontinued operations	—	(47)	(7)	(142)
Income tax benefit/(provision)	—	2	—	13
Loss from discontinued operations, net of income taxes	—	(45)	(7)	(129)
Net income/(loss)	50	(432)	6,847	(816)
Net income attributable to noncontrolling interests	(35)	(34)	(60)	(37)
Net income/(loss) attributable to Caesars	$15	$(466)	$6,787	$(853)

Earnings/(loss) per share - basic and diluted:
Basic earnings/(loss) per share from continuing operations	$0.10	$(2.92)	$46.93	$(5.15)
Basic loss per share from discontinued operations	—	(0.32)	(0.04)	(0.91)
Basic earnings/(loss) per share	$0.10	$(3.24)	$46.89	$(6.06)

Diluted earnings/(loss) per share from continuing operations	$0.10	$(2.92)	$46.31	$(5.15)
Diluted loss per share from discontinued operations	—	(0.32)	(0.04)	(0.91)
Diluted earnings/(loss) per share	$0.10	$(3.24)	$46.27	$(6.06)

Weighted-average common shares outstanding - basic	145	144	145	141
Weighted-average common shares outstanding - diluted	147	144	147	141

Comprehensive income/(loss):
Other comprehensive loss, net of income taxes	$—	$—	$—	$(3)
Comprehensive income/(loss)	50	(432)	6,847	(819)
Comprehensive loss attributable to noncontrolling interests	(35)	(34)	(60)	(37)
Comprehensive income/(loss) attributable to Caesars	$15	$(466)	$6,787	$(856)
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT) (UNAUDITED) (In millions)

	Caesars Stockholders’ Equity/(Deficit)
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2013	$1	$(16)	$7,231	$(10,321)	$(17)	$(3,122)	$1,218	$(1,904)
Net income/(loss)	—	—	—	(853)	—	(853)	37	(816)
Share-based compensation	—	(3)	18	—	—	15	—	15
Common stock issuances	1	—	137	—	—	138	—	138
Other comprehensive loss, net of tax	—	—	—	—	(3)	(3)	—	(3)
Allocation of minority interest resulting from sales and conveyances of subsidiary stock	—	—	754	—	4	758	(744)	14
Other	—	—	2	—	—	2	(25)	(23)
Balance as of June 30, 2014	$2	$(19)	$8,142	$(11,174)	$(16)	$(3,065)	$486	$(2,579)

Balance as of December 31, 2014	$1	$(19)	$8,140	$(13,104)	$(15)	$(4,997)	$255	$(4,742)
Net income	—	—	—	6,787	—	6,787	60	6,847
Elimination of CEOC noncontrolling interest and deconsolidation (1)	—	—	—	—	16	16	854	870
Share-based compensation	—	(2)	31	—	—	29	—	29
Decrease in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	(8)	(8)
Other	—	—	(4)	—	1	(3)	15	12
Balance as of June 30, 2015	$1	$(21)	$8,167	$(6,317)	$2	$1,832	$1,176	$3,008
____________________

(1)	See Note 4, “Deconsolidation of Caesars Entertainment Operating Company”

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions)

	Six Months Ended June 30,
	2015	2014

Cash flows provided by/(used in) operating activities	$101	$(387)

Cash flows provided by/(used in) investing activities
Acquisitions of property and equipment, net of change in related payables	(227)	(536)
Deconsolidation of CEOC	(958)	—
Change in restricted cash	11	(1,516)
Proceeds received from sale of assets	—	28
Payments to acquire businesses, net of transaction costs and cash acquired	—	(23)
Other	—	3
Cash flows used in investing activities	(1,174)	(2,044)

Cash flows provided by/(used in) financing activities
Proceeds from the issuance of long-term debt	190	4,324
Debt issuance and extension costs and fees	—	(40)
Repayments of long-term debt	(258)	(1,304)
Payment of contingent consideration	(32)	—
Repurchase of management shares	(38)	—
Issuance of common stock, net of fees	—	137
Proceeds from sales of noncontrolling interests	—	18
Distributions to noncontrolling interest owners	(15)	(33)
Other	6	(5)
Cash flows provided by/(used in) financing activities	(147)	3,097

Cash flows used in discontinued operations
Cash flows used in operating activities	(7)	(6)
Cash flows from investing activities	—	(1)
Net cash used in discontinued operations	(7)	(7)

Net increase/(decrease) in cash and cash equivalents	(1,227)	659
Cash and cash equivalents, beginning of period	2,806	2,771
Cash and cash equivalents, end of period	$1,579	$3,430

Supplemental Cash Flow Information:
Cash paid for interest	$403	$1,150
Cash paid for income taxes	35	28
Non-cash investing and financing activities:
Change in accrued capital expenditures	(11)	45

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In this filing, the name “CEC” refers to the parent holding company, Caesars Entertainment Corporation, exclusive of its consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires. The words “Company,” “Caesars,” “Caesars Entertainment,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, inclusive of its consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires.
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”).
Note 1 - Organization
Organization
CEC is primarily a holding company with no independent operations of its own. It owns Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). As of June 30, 2015, CERP and CGP owned a total of 12 casinos in the United States, which are concentrated in Las Vegas, where there are eight.
CEC also owns 89% of Caesars Entertainment Operating Company, Inc. (“CEOC”). As described in Note 4, “Deconsolidation of Caesars Entertainment Operating Company,” the results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC’s voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 15, 2015.
Caesars Enterprise Services, LLC
In 2014, we launched Caesars Enterprise Services, LLC (“CES”), a services joint venture by and among CERP, CEOC and Caesars Growth Properties Holdings, LLC (“CGPH” and, together with CERP and CEOC, the “Members” and each a “Member”). CES provides certain corporate and administrative services for the Members’ casino properties, including substantially all of the 28 casinos owned by CEOC and nine casinos owned by unrelated third parties (including three Indian tribes). CES manages certain assets for the casinos to which it provides services and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement, we believe that CEC and its operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing. Expenses incurred by CES that are not allocated to the properties directly are allocated to the Members according to their allocation percentages, subject to annual review. Therefore, CES is a "pass-through" entity that serves as an agent on behalf of the Members at a cost-basis, and is contractually required to fully allocate its costs. CES is designed to have no net income; therefore, any such net income or loss is immaterial and will be subject to allocation in the subsequent period.
Caesars Interactive Entertainment, Inc. (“CIE”)
We also include the results of CIE, a majority owned subsidiary of CGP that operates an online gaming business providing social games on Facebook and other social media websites and mobile application platforms; certain real money games in Nevada and New Jersey; and “play for fun” offerings in other jurisdictions. CIE also owns the World Series of Poker (“WSOP”) tournaments and brand and licenses trademarks for a variety of products and businesses related to this brand.
Reportable Segments
We view each casino property and CIE as operating segments and currently aggregate all such casino properties and CIE into three reportable segments based on management’s view of these properties, which aligns with their ownership and underlying credit structures: CERP, Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”), and CIE. CGP Casinos is comprised of all subsidiaries of CGP excluding CIE. CEOC remained a reportable segment until its deconsolidation effective January 15, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Going Concern
Overview
The accompanying consolidated financial statements have been prepared assuming that Caesars will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The following provides our analysis and the factors that were considered in reaching this conclusion.
Litigation
As described more fully below and in Note 5, we are a defendant in litigation and other noteholder disputes relating to certain CEOC transactions dating back to 2010. These matters, if resolved against us, raise substantial doubt about Caesars’ ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 5.
CEC Liquidity
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. Its primary assets at June 30, 2015 consist of $350 million in cash and cash equivalents and its ownership interests in CEOC, CERP and CGP. The restrictions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) do not allow for CERP, CGP, or their subsidiaries to provide dividends to CEC. In addition, CEC does not receive any financial benefit from CEOC during CEOC’s bankruptcy, as all earnings and cash flows are retained by CEOC for the benefit of its creditors.
CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries. Accordingly, CEC cash outflows are primarily used for corporate development opportunities and other corporate-level activity. Because CEC has no operations on its own and the restrictions on its subsidiaries under lending arrangements prevent the distribution of cash from the subsidiaries to the holding company, CEC is generally limited to raising additional capital through borrowings or equity transactions.
We have a number of material outstanding uncertainties for which we have not accrued any amounts, specifically the following, all of which are described in Note 5, “Litigation,” unless otherwise noted:

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014 (the “Delaware Second Lien Lawsuit”);

•	Litigation commenced by parties on September 3, 2014 and October 2, 2014 (the “Senior Unsecured Lawsuits”);

•	Litigation commenced by UMB Bank on November 25, 2014 (the “Delaware First Lien Lawsuit”);

•	Demands for payment made by Wilmington Savings Fund Society, FSB on February 13, 2015 (the “February 13 Notice”);

•	Demands for payment made by BOKF, N.A., on February 18, 2015 (see “February 18 Notice”);

•	Litigation commenced by BOKF, N.A. on March 3, 2015 (the “New York Second Lien Lawsuit”);

•	Litigation commenced by UMB Bank on June 15, 2015 (the “New York First Lien Lawsuit”);

•	Litigation commenced by Trustees of the National Retirement Fund in January 2015; and

•	The CEC Collection Guarantee which resulted from certain of the 2014 bank amendments (see “CEC Collection Guarantee” below).

In each of these matters, claims have been made or could be made against our ultimate parent holding company, CEC. In the event of an adverse outcome on one or all of the matters set forth above, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. Certain claims in the Parent Guarantee Lawsuits (defined below) subject to summary judgment motions could be decided as early as August 2015, and in the event of an adverse outcome on such claims, CEC would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter. See Note 5.
Guarantee of Collection
In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consent to the Bank Amendment. The CEC

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

(In millions)	June 30, 2015
Maturities of debt guaranteed by such guarantee of collection, total	$5,354
Estimated contractual interest payments guaranteed by such guarantee of collection, annually (1)	426
____________________

(1)
Quarterly payments are normally scheduled to be paid on January 2nd, April 2nd, July 2nd, and October 2nd. The last quarterly payment was made on January 2nd, 2015. Payments have been stayed due to the CEOC bankruptcy. See Note 4.

In July 2015, CEC and CEOC entered into a Fourth Amended and Restated Restructuring Support and Forbearance Agreement with certain holders of claims in respect of claims under CEOC’s first lien notes and other indebtedness (“First Lien Bond RSA”) under which certain offers have been made that are expected to reduce the liabilities associated with the CEC Collection Guarantee in conjunction with the overall restructuring of CEOC. The conclusion of these negotiations are highly uncertain because they are: (1) contingent upon the overall restructuring, (2) include many factors interconnected with the restructuring as described in the preceding paragraph, (3) assume the Caesars Acquisition Corporation (“CAC”) plan of merger, among other items. See Note 11, “Contractual Commitments and Contingent Liabilities - CEOC Reorganization.”
We assessed the fair value of the CEC Collection Guarantee under ASC460 as of the CEOC Petition Date (see Note 4). We applied a probability-weighted valuation method considering the possible scenarios at that time, and concluded that the CEC Collection Guarantee does not have a fair value materially higher than zero. Accordingly, as noted above under “CEC Liquidity,” we have not accrued any amounts due under the CEC Collection Guarantee.
Financial Condition as of December 31, 2014 and Financial Restructuring
Over the three-year period ended December 31, 2014, we incurred cumulative net losses totaling $7.2 billion, primarily due to $7.0 billion of interest expense resulting from our highly-leveraged capital structure. As of December 31, 2014, we had a total accumulated deficit of $13.1 billion and long term debt, including current portion of $15.8 billion, totaled $23.0 billion. Our cumulative cash flows from operating activities were negative $772 million over the three-year period, primarily due to total cash paid for interest of $5.7 billion.
The substantial majority of the preceding negative financial factors have occurred in our largest operating subsidiary, CEOC, which incurred cumulative net losses totaling $7.1 billion resulting from interest expense of $6.2 billion over the three-year period ended December 31, 2014. As of December 31, 2014, CEOC had a total accumulated deficit of $11.4 billion and long term debt, including current portion of $15.8 billion, totaled $15.9 billion. CEOC has experienced negative cash flows from operating activities over the past three years, primarily due to cash paid for interest.
All of the foregoing factors raised substantial doubt about CEOC’s ability to continue as a going concern as of December 31, 2014 and contributed to CEOC’s decision to voluntarily file for reorganization under Chapter 11 of the Bankruptcy Code (see Note 4).
Caesars’ Financial Condition
During the six months ended June 30, 2015, we recognized net income of $6.8 billion, which includes a $7.1 billion gain recognized upon the deconsolidation of CEOC, and generated operating cash flows of $101 million, which includes $220 million of negative operating cash flow attributable to CEOC prior its deconsolidation. As of June 30, 2015, subsequent to the deconsolidation of CEOC, we had a total accumulated deficit of $6.3 billion and long term debt, including current portion of $222 million, totaled $7.0 billion.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 2 — Basis of Presentation and Consolidation
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of Caesars have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2015 fiscal year. All amounts presented in these consolidated condensed financial statements and notes thereto exclude the operating results and cash flows of CEOC subsequent to January 15, 2015, and the assets, liabilities, and equity of CEOC as of June 30, 2015.
Certain immaterial prior year amounts have been reclassified to conform to the current year’s presentation. The financial information for the six months ended June 30, 2014 reflects the results of operations and cash flows of the Showboat Atlantic City casino as discontinued operations consistent with the current period presentation. See Note 7, “Discontinued Operations.”
In our interim report on Form 10-Q for the period ended September 30, 2014 (“September 2014 Form 10-Q”), we recorded an adjustment to correct an error discovered subsequent to the issuance of the second quarter Form 10-Q. The amounts presented in this filing, therefore, are consistent with the previously corrected amounts as included in our nine month statement of cash flows included in our September 2014 Form 10-Q. The cash flows related to CGPH’s May 2014 financing that was both borrowed and repaid during the second quarter of 2014 had been (prior to correction in the third quarter of 2014) presented on a net, rather than gross, basis. The current presentation, all within financing activities, reflects $693 million in proceeds, $700 million in repayments, and $7 million in debt issuance costs and fees, instead of a net impact of zero as disclosed in our interim report on Form 10-Q for the period ended June 30, 2014. This reclassification only impacts the presentation of these amounts in cash flows from financing activities, and we do not believe the effects of the correction are material. No other reported items are affected by this correction.
Consolidation of Subsidiaries and Variable Interest Entities
We consolidate into our financial statements the accounts of all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (1) affiliates that are more than 50% owned are consolidated; (2) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we are have determined that we have significant influence over the entities; and (3) investments in affiliates of 20% or less are generally accounted for using the cost method.
We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. For VIEs that are under common control with affiliates, in lieu of an assessment of the power to direct the activities that most significantly impact the results of the VIE, we may be required to assess a number of other factors to determine the consolidating entity, including the following: (i) the closeness of the association that the VIE has with the businesses of the affiliated entities, (ii) the entity from which the VIE obtained its assets; (iii) the nature of ongoing management and other agreements; and (iv) the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE. Along with the VIEs that are consolidated in accordance with the above guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. A change in determination could have a material impact on our financial statements.
Despite a majority financial interest, we may only possess non-substantive voting rights that do not confer upon us the ability to control key activities of the entity, such as determining operating budgets, payment of obligations, management of assets, and/or other activities necessary for the ordinary course of business. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.
Consolidation of Caesars Growth Partners
Because the equity holders in CGP receive returns disproportionate to their voting interests and substantially all the activities of CGP are related to Caesars, CGP has been determined to be a VIE. CAC is the sole voting member of CGP. Common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings (as defined in Note 18, “Related

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Party Transactions”). The assets held by CGP originally came from Caesars and continue to be intrinsically closely associated with Caesars through the nature of the business, as well as ongoing service and management agreements. Additionally, Caesars is expected to receive the majority of the benefits or absorb the majority of the losses from its higher economic participation in CGP. Since Caesars is more closely associated with CGP than CAC, we have determined that Caesars is the primary beneficiary of CGP and is required to consolidate them. Neither CAC nor CGP guarantees any of CEC’s debt, and the creditors or beneficial holders of CGP have no recourse to the general credit of CEC.
CGP generated net revenues of $574 million and $353 million for the three months ended June 30, 2015 and 2014, respectively, and $1,141 million and $579 million for the six months ended June 30, 2015 and 2014, respectively. Net income attributable to Caesars related to CGP was $8 million for the three months ended June 30, 2015 compared with net loss of $115 million for the three months ended June 30, 2014. Net income attributable to Caesars related to CGP was $6 million for the six months ended June 30, 2015 compared with net loss of $114 million for the six months ended June 30, 2014.
CGP is obligated to issue additional non-voting membership units to CEC in 2016 to the extent that the earnings from CIE’s social and mobile games business exceeds a specified threshold amount in 2015. CGP recorded a liability representing the fair value of the additional contingently issuable non-voting membership units of $230 million and $347 million as of June 30, 2015 and December 31, 2014, respectively. Such liability is eliminated in our consolidation of CGP.
Consolidation of Caesars Enterprise Services
A steering committee acts in the role of a board of managers for CES with each Member entitled to appoint one representative to the steering committee. Each Member, through its representative, is entitled to a single vote on the steering committee, accordingly, the voting power of the Members does not equate to their ownership percentages. We have determined that because Caesars consolidates two of the Members (CERP and CGPH), Caesars is deemed to have a controlling financial interest in CES through our ownership of that interest.
As described in Note 4, effective January 15, 2015, CEOC is no longer a consolidated subsidiary. Therefore, CEOC’s ownership interest in CES, totaling $11 million, is accounted for as noncontrolling interest.
Consolidation Considerations for Caesars Entertainment Operating Company
As described in Note 4, CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We have concluded that CEOC is a VIE and that we are not the primary beneficiary of CEOC. See Note 18, “Related Party Transactions,” for additional information on the carrying amounts and classification of assets and liabilities that relate to our variable interest in CEOC. In addition, as described in Note 1, “Organization - Guarantee of Collection,” we have a guarantee of collection with respect to certain of CEOC’s debt obligations for which we have not accrued any amounts as of June 30, 2015.
Note 3 — Liquidity Considerations
We are a highly-leveraged company and had $7.2 billion in face value of debt outstanding as of June 30, 2015. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our estimated consolidated debt service obligation for the remainder of 2015 is $337 million, consisting of $47 million in principal maturities and $290 million in required interest payments. Our estimated consolidated debt service obligation for 2016 is $773 million, consisting of $202 million in principal maturities and $571 million in required interest payments.
Consolidated cash and cash equivalents, excluding restricted cash, as of June 30, 2015 as shown in the table below, includes amounts held by CERP, CGP, and CES, which are not readily available to CEC.
Cash and Available Revolver Capacity

	June 30, 2015
(In millions)	CERP	CES	CGP	Parent
Cash and cash equivalents	$206	$99	$891	$383
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(95)	—	(60)	—
Total	$381	$99	$991	$383

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Future Maturities of Long-Term Debt

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$20	$131	$27	$25	$25	$4,500	$4,728
CGP	27	71	23	27	203	2,085	2,436
Total	$47	$202	$50	$52	$228	$6,585	$7,164

Future Estimated Interest Payments

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$195	$384	$395	$405	$412	$497	$2,288
CGP	95	187	190	198	202	330	1,202
Total	$290	$571	$585	$603	$614	$827	$3,490
See Note 12, “Debt,” for details of our debt outstanding and related restrictive covenants, including the restrictions on our subsidiaries to pay dividends to CEC or otherwise transfer cash to CEC. This detail includes, among other information, a table presenting details of our individual borrowings outstanding as of June 30, 2015 and December 31, 2014, as well as discussion of recent changes in our debt outstanding, and changes in the terms of existing debt subsequent to June 30, 2015.
Note 4 — Deconsolidation of Caesars Entertainment Operating Company
Chapter 11 Filing for Reorganization
As previously disclosed in our 2014 10-K, on January 15, 2015 (the “Petition Date”), CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Northern District of Illinois in Chicago (the “Bankruptcy Court”) in order to implement a restructuring plan for balance sheet deleveraging. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. CEC, exclusive of its subsidiaries, CERP, and CGP are separate entities with independent capital structures and have not filed for bankruptcy relief. In addition, all Caesars Entertainment properties, and those owned by CEOC, are continuing to operate in the ordinary course. Under the proposed plans, Caesars Entertainment will make substantial cash and other contributions as part of implementing the ultimate restructuring plans if they are agreed upon by the applicable parties and approved by the Bankruptcy Court (see Note 11).
Deconsolidation of CEOC
CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We have concluded that CEOC is a VIE, subsequent to its filing for bankruptcy, because the holders of equity at risk (including us as an 89% equity holder) as a group no longer had the power to make the primary decisions. Our assessment focused on indicators that CEC did not have significant influence over the operating and financial policies of CEOC, primarily including:

•
CEOC expanded its board of directors and added two independent directors. The CEOC board then delegated certain key decision-making authority regarding the bankruptcy and related party matters to two committees, which are comprised of primarily the independent directors. Additionally, as a result of the bankruptcy proceedings, critical decisions are now subject to the overall jurisdiction of the Bankruptcy Court and the Creditors Committee (described below).

•
The Bankruptcy Court established the Creditors Committee to represent the rights of the creditors during the bankruptcy proceedings. Through the Creditors Committees, creditors have the right to object to recommendations presented by CEOC’s management or the Board of Directors.

•	CEOC’s executive leadership is comprised of individuals who are independent of CEC.
Accordingly, we are not the primary beneficiary of CEOC because we have concluded that the equity owners, including CEC, only possess non-substantive voting rights; CEC is not operating CEOC as debtor-in-possession as the CEC Board has ceded its authority to the Bankruptcy Court; CEC management cannot carry on activities necessary for the ordinary course of business without Bankruptcy Court approval; and CEOC still manages day-to-day operations, but does not have discretion to make significant

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

capital or operating budgetary changes or decisions, purchase or sell significant assets, or approve management or employee compensation arrangements. Ultimately, CEOC’s material decisions are still subject to review by the Creditors Committees and the Bankruptcy Court.
In addition to the above, we assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate CEOC effective on the Petition Date.
We further considered how to account for our continuing investment in CEOC after deconsolidation and concluded that for similar reasons, we do not have significant influence over CEOC during the pendency of the bankruptcy; therefore, Caesars Entertainment accounts for its investment in CEOC as a cost method investment subsequent to the deconsolidation.
Upon the deconsolidation of CEOC, Caesars Entertainment recognized a $7.1 billion gain and recorded a cost method investment in CEOC of zero due to the negative equity associated with CEOC’s underlying financial position. In addition, as of December 31, 2014, CEOC represented total assets of $11.0 billion, total liabilities of $18.6 billion, and total long-term debt of $15.9 billion. For the 2015 period prior to the deconsolidation, CEOC segment net revenues totaled $158 million, net loss attributable to Caesars totaled $76 million, and negative cash flow from operating activities totaled $220 million.
Related Party Relationship
Subsequent to the Petition Date, CEOC will continue to fund all expenses related to its operations that are being provided by CES and can continue to perform on its intercompany obligations to all Caesars entities. However, upon filing for Chapter 11 and the subsequent deconsolidation, transactions with CEOC are no longer eliminated in consolidation and are treated as related party transactions for Caesars Entertainment. These transactions include items such as casino management fees paid to CEOC, insurance expenses related to insurance coverage provided to CEOC by Caesars Entertainment, and rent payments by CEOC to CERP under the Octavius Tower lease agreement (see Note 18, “Related Party Transactions”).
Note 5 — Litigation
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the "10.00% Second-Priority Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, CAC,CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. Vice Chancellor Glasscock denied the motion to dismiss with respect to CEC on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes. Discovery in the action is underway, with a current deadline of September 30, 2015.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and that CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014. On January 16, 2015, the claims against the first lien note holder defendant were voluntarily dismissed

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and on June 29, 2015, the declaratory judgment claim against the second lien note holder defendants was also voluntarily dismissed. On July 6, 2015, the claim for tortious interference with prospective economic advantage brought by CEOC against the second lien note holders was voluntarily dismissed as well, without prejudice, leaving in the action only the tortious interference with prospective economic advantage claim brought by CEC against the second lien note holder defendants. On July 20, 2015, the Court granted the second lien note holder defendants’ motion to dismiss that claim and ordered that the action be marked disposed.
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings, the court denied a motion to dismiss both lawsuits with respect to CEC, and discovery is ongoing with respect to the plaintiffs' claims against CEC.
On November 25, 2014, UMB Bank (“UMB”), as successor indenture trustee for CEOC's 8.50% Senior Secured Notes due 2020 (the “8.50% Senior Secured Notes”), filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP, CES, and against individual past and present Board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully affected a release of CEC’s parent guarantee of the 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB Bank asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to the First Lien Bond RSA, the lawsuit also has been stayed in its entirety, with the consent of all of the parties to it. The consensual stay will expire upon the termination of the First Lien Bond RSA.
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
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A. (“BOKF”), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In accordance with the terms of the applicable indentures and as previously disclosed under Item 8.01 in our Current Report on Form 8-K filed August 22, 2014, CEC is not subject to the above-described guarantees. As a result, we believe the demands for payment are meritless.
On March 3, 2015, BOKF filed a lawsuit (the “New York Second Lien Lawsuit”) against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed lawsuit (the “New York First Lien Lawsuit” and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits and the New York Second Lien Lawsuit, the “Parent Guarantee Lawsuits”) against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits that are taking place in Manhattan. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. CEC filed its opposition to those motions on July 24, 2015, and the motions will be fully briefed by August 7, 2015. The parties are separately also engaged in discovery in both actions.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
We believe that the claims and demands described above against CEC are without merit and we intend to defend the company vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. We believe that the Noteholder Disputes and the Parent Guarantee Lawsuits have a reasonably possible likelihood of an adverse outcome, but should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the “Financial Restructuring”), and should a court find in favor of the claimants in the Noteholder Disputes, such determination would likely lead to a reorganization under Chapter 11 of the Bankruptcy Code (see Note 1). We are not able to estimate a range of reasonably possible losses should any of the Noteholder Disputes ultimately be resolved against us, although they could potentially exceed $11 billion. (see Note 1).
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the benefits of Hilton employees and Park Place employees. CEOC is the ultimate successor to this Allocation Agreement. In 2013, a lawsuit was settled related to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, we received a letter from Hilton, notifying us of a lawsuit related to the Hilton Plan that alleged that CEC had a potential liability for the additional claims under the terms of the Allocation Agreement. Based on conversations between our representative and a representative of the defendants, we recorded a charge of $25 million during the second quarter 2010, representing CEC’s (including subsidiaries) allocated share of the total damages estimate.
In December 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter. We were subsequently informed that CEC’s obligation under the Allocation Agreement was approximately $54 million, and that approximately $19 million relates to contributions for historical periods and approximately $35 million relates to estimated future contributions. We met with Hilton representatives in March 2014 and had discussions subsequently. We cannot currently predict the ultimate outcome of this matter, but continue to believe that we may have various defenses against such claims, including defenses as to the amount of liabilities. On November 21, 2014, in response to a letter from Hilton, we agreed to attempt to mediate a resolution of the matter. On December 24, 2014, Hilton sued CEC and CEOC in federal court in Virginia primarily under the Employee Retirement Income Security Act (“ERISA”), and also under state contract and unjust enrichment law theories, for monetary and equitable relief in connection with this ongoing dispute. Hilton amended its lawsuit in January 2015 to remove CEOC as a defendant. We moved to dismiss the lawsuit in February 2015, and that motion was argued in March 2015. On April 14, 2015, the Court issued an Opinion dismissing with prejudice the unjust enrichment claim, and transferring the purported contract and ERISA claims to the Northern District of Illinois, as had been requested by CEC. The Northern District of Illinois subsequently referred the case to the Bankruptcy Court presiding over the CEOC bankruptcy, and the matter remains pending.
Other Matters
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. We opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and our motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted. Absent a resolution, we expect the Bankruptcy Court to set an argument schedule at another hearing set for August 19, 2015.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. On October 11, 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter on January 13, 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been fully cooperating with both the FinCEN and grand jury investigations since October 2013. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12 million to $20 million. Caesars Palace is a subsidiary of CEOC and, because of CEOC’s Chapter 11 bankruptcy filing on January 15, 2015, has been, together with CEOC’s other subsidiaries, deconsolidated from CEC’s financial results. Accordingly, we expect that any financial penalties imposed upon Caesars Palace would have a limited impact on CEC’s financial results.
Caesars is party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Note 6 — Recently Issued Accounting Pronouncements
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual disclosures will be substantially revised. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
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
In April 2015, the FASB issued authoritative guidance amending the existing requirements for the presentation of debt issuance costs. The amendments to the guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early adoption is permitted and should be applied retrospectively. We adopted this standard effective for our quarter ended June 30, 2015. As of December 31, 2014, we have reclassified $204 million of unamortized debt issuance costs from deferred charges and other assets to long-term debt in our Consolidated Condensed Balance Sheets. See Note 12.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 7 — Discontinued Operations
Discontinued Operations
The operating results of the following properties have been classified as discontinued operations for all periods presented and are excluded from the results of operations presented within this Form 10-Q. Discontinued operations primarily include the following properties, which were owned by CEOC and were deconsolidated effective January 15, 2015 (see Note 4).

•	Showboat Atlantic City in New Jersey, closed in August 2014

•	Harrah’s Tunica in Mississippi, closed in June 2014

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net revenues
Showboat Atlantic City	$—	$46	$—	$82
Harrah’s Tunica	—	14	—	46
Other	—	—	—	2
Total net revenues	$—	$60	$—	$130

Pre-tax loss from operations
Showboat Atlantic City	$—	$(4)	$(6)	$(12)
Harrah’s Tunica	—	(26)	—	(96)
Other	—	(17)	(1)	(34)
Total pre-tax loss from discontinued operations	$—	$(47)	$(7)	$(142)

Loss, net of income taxes
Showboat Atlantic City	$—	$(3)	$(6)	$1
Harrah’s Tunica	—	(26)	—	(96)
Other	—	(16)	(1)	(34)
Total loss from discontinued operations, net of income taxes	$—	$(45)	$(7)	$(129)
Note 8 — Property and Equipment

(In millions)	June 30, 2015	December 31, 2014
Land and land improvements	$3,578	$6,218
Buildings, riverboats, and improvements	4,020	7,506
Furniture, fixtures, and equipment	1,254	2,685
Construction in progress	148	302
Total property and equipment	9,000	16,711
Less: accumulated depreciation	(1,345)	(3,255)
Total property and equipment, net	$7,655	$13,456
Capitalized interest was $9 million for the six months ended June 30, 2015, primarily related to the Atlantic City Convention and Meeting Center construction and room renovation at The LINQ Hotel & Casino and Bally’s Hotel & Casino. Capitalized interest was $29 million for the six months ended June 30, 2014, primarily related to The LINQ Promenade and Horseshoe Baltimore.
Depreciation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Depreciation expense (1)	$72	$140	$148	$269
____________________

(1)	Included in depreciation and amortization, corporate expense, and income/(loss) from discontinued operations
Tangible Asset Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Continuing operations	$—	$4	$—	$8
Discontinued operations	—	—	—	68
Total	$—	$4	$—	$76
Note 9 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2014	$636	$2,366	$2,514
Amortization	(46)	—	—
CEOC goodwill and intangible assets	(152)	(673)	(2,366)
Balance as of June 30, 2015	$438	$1,693	$148
During the six months ended June 30, 2014, we recorded impairment charges of $42 million in continuing operations related to certain gaming rights and trademarks as a result of declining financial results in certain of our markets. We determine the estimated fair values of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach. During the six months ended June 30, 2015, we incurred no impairment charges related to goodwill or other intangible assets.
We were not able to finalize our impairment assessment related to the goodwill of certain properties that had a triggering event in the fourth quarter of 2014. During the first quarter of 2015, we completed our fair value analysis, which confirmed there was no additional goodwill impairment required as of December 31, 2014.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2015				December 31, 2014
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.9	$893	$(536)	$357	$1,265	$(736)	$529
Contract rights	9.6	3	(1)	2	84	(81)	3
Developed technology	2.6	118	(62)	56	188	(109)	79
Gaming rights	9.1	43	(20)	23	47	(22)	25
		$1,057	$(619)	438	$1,584	$(948)	636
Non-amortizing intangible assets
Gaming rights				22			934
Trademarks				126			1,580
				148			2,514
Total intangible assets other than goodwill				$586			$3,150

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 10 — Fair Value Measurements
Investments

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Equity securities	$4	$4	$—	$—
Government bonds	68	—	68	—
Total assets at fair value	$72	$4	$68	$—

December 31, 2014
Assets:
Equity securities	$15	$15	$—	$—
Government bonds	70	—	70	—
Total assets at fair value	$85	$15	$70	$—
Investments consist of equity and debt securities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. The majority of these investments are in deferred charges and other assets in our Consolidated Balance Sheets, while a portion is included in prepayments and other current assets. As of June 30, 2015 and December 31, 2014, gross unrealized gains and losses on marketable securities were not material.
Derivative Instruments
Interest Rate Swap Agreements
As of December 31, 2014, CEOC had eight interest rate swap agreements that were not designated as accounting hedges and had notional amounts totaling $5.8 billion and a total fair value liability of $6 million. These interest rate swaps expired and were settled for $17 million by Caesars during the first quarter of 2015. We did not renew the swap agreements or enter into any replacement instruments.
Effect of Non-designated Derivative Instruments on Net Loss

(In millions)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of Loss Recognized in Net Loss	2015	2014	2015	2014
Net periodic cash settlements and accrued interest (1)	Interest expense	$—	$44	$—	$88
Total expense related to derivatives	Interest expense	—	—	7	9
___________________

(1)	The derivative settlements under the terms of the interest rate swap agreements were recognized as interest expense and were paid monthly or quarterly prior to their expiration in January 2015.
Items Measured at Fair Value on a Non-recurring Basis
We had contingent earnout liabilities totaling $66 million as of December 31, 2014, primarily related to the CIE acquisition of Pacific Interactive. The liabilities were paid during the first and second quarter of 2015.
We classify the items measured at fair value on a non-recurring basis within level 3 in the fair value hierarchy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 11 — Contractual Commitments and Contingent Liabilities
Contractual Commitments
During the six months ended June 30, 2015, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2014.
Interest Payments
As of June 30, 2015, our estimated interest payments for the rest of the year ending December 31, 2015 are $290 million, for the years ended December 31, 2016 through 2019 are $571 million, $585 million, $603 million, and $614 million, respectively, and $827 million in total thereafter through maturity. See Note 12 for details of our debt outstanding.
Contingent Liabilities
Self-Insurance
Prior to the deconsolidation of CEOC, we were self-insured for employee medical (health, dental and vision) and risk insurance, including workers compensation, and our insurance claims and reserves included accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. As of December 31, 2014, we had total self-insurance liability accruals of $185 million. We continue to be self-insured for workers compensation and other risk insurance as of June 30, 2015, with a total estimated self-insurance liability of $164 million, and estimated employee medical insurance claims of $15 million have been funded as of June 30, 2015.
Deferred Compensation and Employee Benefits
Deferred Compensation Plans
As of June 30, 2015, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, the Park Place Entertainment Corporation Executive Deferred Compensation Plan, the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were previously included in Caesars’ consolidated financial statements as liabilities due to the consolidation of CEOC. As of June 30, 2015, Caesars has recorded in the accompanying financial statements $48 million in liabilities, representing the estimate of its obligations under the deferred compensation plans described above. The additional liability in respect of these plans that Caesars has not recorded is approximately $28 million, as it was determined that this portion of the liability was attributable to CEOC.
Trust Assets
CEC is a party to a trust agreement and an escrow agreement, each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the trust agreement were approximately $66 million as of June 30, 2015, and amounts held pursuant to the escrow agreement were approximately $56 million as of June 30, 2015.
The accompanying financial statements record the assets held pursuant to the trust agreement as long-term restricted assets on CEC’s balance sheet. The accompanying financial statements do not record the assets held pursuant to the escrow agreement on CEC’s balance sheet as we continue to assess the escrow agreement and the propriety of the funds that were contributed in accordance with the agreement.
The amounts recorded as assets and liabilities are based upon Caesars’ current conclusions regarding ownership of assets and obligation to pay liabilities in respect of the plans and trust assets described above. These amounts may change as a result of many factors, including but not limited to the following: further analyses by Caesars, events occurring in connection with discussions with CEOC creditors, and CEOC’s Chapter 11 cases. Such changes, if they occur, could eliminate or reduce the assets or liabilities recorded on Caesars’ balance sheet, increase the asset for all or some portion of the assets held pursuant to the escrow agreement,

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

or increase the liabilities not recorded. Caesars believes that it may have claims to all or some portion of the assets held pursuant to the escrow agreement.
CEOC Reorganization
As described in Note 4, the Debtors voluntarily filed for reorganization under Chapter 11 in January 2015 as contemplated by the Third Amended and Restated Restructuring Support and Forbearance Agreement entered into by CEC, CEOC and certain holders of claims in respect of claims under CEOC’s first lien notes and other indebtedness (the “First Lien Bond RSA”). Under the proposed restructuring plan contemplated by the First Lien Bond RSA, CEC will make substantial cash and other contributions as part of implementing the ultimate restructuring plan when it is voted on by the applicable parties and approved by the Bankruptcy Court. CEC has agreed to, among other things, (i) contribute $406 million for the restructuring and forbearance fees; (ii) contribute an additional $75 million to the Debtors if there is insufficient liquidity at closing of the restructuring; and (iii) purchase up to $969 million of new equity in the restructured Debtors. The completion of the previously announced merger of Caesars and CAC will allow CEC to make these contributions without the need for any significant outside financing. If the merger with CAC is not completed for any reason, CEC would still be liable for these contributions.
On July 20, 2015 (see Note 19), CEC and CEOC entered into a restructuring agreement with holders of a significant amount of CEOC’s second-lien notes (the “Second Lien Bond RSA”). The Second Lien Bond RSA provides for a substantial improvement in recoveries for second lien noteholders and adds to the group of creditors supporting CEOC’s restructuring plan. The Second Lien Bond RSA will go effective when holders owning greater than 50% of second lien debt sign the agreement.
Pursuant to the Second Lien Bond RSA, second lien noteholders who sign the agreement by the date holders owning greater than 50% of second lien debt sign the agreement (or 10 days after such date if occurring before August 19, 2015), shall receive a forbearance fee. Holders eligible to receive the fee will receive their pro rata share of at least $200 million in convertible notes to be issued by CEC in consideration for forbearing in respect to certain alleged defaults. These holders also have the potential to receive an additional $200 million of convertible notes either directly or through an enhanced class recovery as outlined more fully below.
In connection with the Second Lien Bond RSA, CEC and CEOC agreed to several improvements from the First Lien Bond RSA announced in January 2015, as follows:

•
CEC will contribute an additional $200 million of CEC convertible notes to the class of second lien noteholders if the class votes in favor of CEOC’s plan of reorganization. If the class does not vote in favor, the additional notes shall be distributed to second lien noteholders who have signed the Second Lien Bond RSA as an additional fee;

•	CEC will contribute approximately 5% common equity stake in PropCo (or cash) to the class of second lien noteholders;

•
CEC will contribute an additional approximately 5% common equity stake in PropCo (or cash) to the class of second lien noteholders if the class of second lien noteholders votes in favor of CEOC’s plan of reorganization. If the class does not vote in favor, the additional equity (or cash) shall be distributed to second lien noteholders who have signed the Second Lien Bond RSA as an additional fee;

•
Under certain conditions, second lien noteholders will have the opportunity to purchase, at plan value, a minimum of 2.5% of the PropCo Common Stock to be issued to first lien noteholders and a maximum of 100% of such stock;

•
CEC has agreed to grant PropCo a call right to purchase the real estate associated with Harrah’s New Orleans, consistent with the previously granted call right granted for the real estate underlying Harrah’s Atlantic City and Harrah’s Laughlin.

Except as detailed above, the Second Lien Bond RSA with the group of second-lien noteholders is consistent with the First Lien Bond RSA. The restructuring plan is subject to approval by the bankruptcy court and the receipt of required gaming regulatory approvals.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On July 31, 2015, CEC and CEOC amended and restated the First Lien Bond RSA with certain holders of claims in respect of claims under CEOC’s first lien notes and other indebtedness. Under the proposed restructuring plan contemplated by the amended and restated First Lien Bond RSA, CEC will, in addition to the contributions highlighted above, (a) pay to the first lien note holders upon the Debtors’ emergence from bankruptcy an amount equal to $25 million per month starting February 1, 2016 through the Debtors’ emergence from bankruptcy, (b) purchase from bank lenders that vote in favor of the plan of reorganization any claims of such bank lenders that survive the bankruptcy for an amount equal to 6.5% per annum (increasing by 25 basis points per quarter starting October 1, 2015 to a maximum of 8.1%) of the principal amount of such bank lenders’ claims immediately prior to the Debtors’ emergence from bankruptcy, less adequate protection payments received, and (c) guarantee the OpCo debt in addition to the lease payments. Should a majority of the subject bank lenders vote in favor of the plan, CEC may be required to record a material liability for such anticipated payments. We estimate this amount could be between $102 million and $561 million. These amounts are subject to change based upon the timing of the emergence of the Debtors from bankruptcy and the number of bank lenders voting in favor of the plan.
Note 12 — Debt
Summary of Debt by Financing Structure

	June 30, 2015		December 31, 2014
(In millions)	Face Value	Book Value	Book Value
CEOC	$—	$—	$15,930
CERP	4,728	4,655	4,754
CGP	2,436	2,366	2,312
CEC	3	3	13
Total Debt	7,167	7,024	23,009
Current Portion of Long-Term Debt	(222)	(222)	(15,779)
Long-Term Debt	$6,945	$6,802	$7,230
Current Portion of Long-Term Debt
The current portion of long-term debt is $222 million as of June 30, 2015. For CERP, the current portion of long-term debt is $133 million, which includes $95 million outstanding under CERP’s revolving credit facility as well as principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations. For CGP, the current portion of long-term debt is $86 million, which includes $60 million outstanding under the CGPH revolving credit facility as well as principal payments on term loans, special improvement district bonds, and various capitalized lease obligations.
Borrowings under the revolving credit facilities are each subject to separate note agreements executed based on the provisions of the applicable credit facility agreements, and each note has a contractual maturity of less than one year. The applicable credit facility agreements each have a contractual maturity of greater than one year and we have the ability to rollover the outstanding principal balances on a long-term basis; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and are classified as current.
Debt Discounts and Deferred Finance Charges
Debt discounts and deferred finance charges incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. As described in Note 6, “Recently Issued Accounting Pronouncements,” we adopted authoritative guidance amending the existing requirements for the presentation of debt issuance costs.
As of June 30, 2015 and December 31, 2014, book values of debt are presented net of total unamortized discounts of $111 million and $2.4 billion, respectively, and total unamortized debt deferred finance charges of $32 million and $204 million, respectively.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fair Value
As of June 30, 2015 and December 31, 2014, our outstanding debt had fair values of $6.4 billion and $17.5 billion, respectively, and face values of $7.2 billion and $25.6 billion, respectively. We estimated the fair value of debt based on borrowing rates available as of June 30, 2015 and December 31, 2014 for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
CEOC Debt
As described in Note 4, we deconsolidated CEOC effective January 15, 2015. Therefore, no amounts are reported for CEOC debt as of June 30, 2015.

December 31, 2014
(In millions)	Book Value
Credit Facilities (1)	$5,106
Secured Debt	9,884
Subsidiary-Guaranteed Debt	477
Unsecured Senior Debt	463
Other Unsecured Borrowings	77
Total CEOC Debt	16,007
Additional Debt Discount	(77)
Total CEOC Debt, as consolidated	$15,930
___________________
(1) CEC guarantees collection of amounts under the CEOC Credit Facilities (see Note 1)
CERP Debt

	June 30, 2015				December 31, 2014
Detail of Debt (Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
Secured Debt
CERP Term Loan	2020	7.00%	$2,463	$2,411	$2,420
CERP Revolving Credit Facility	2018	various	95	95	180
CERP First Lien Notes	2020	8.00%	1,000	991	990
CERP Second Lien Notes	2021	11.00%	1,150	1,138	1,137
Capitalized Lease Obligations	to 2017	various	9	9	13
Other Unsecured Borrowings
Other	2016	0.00% - 6.00%	11	11	14
Total CERP Debt			4,728	4,655	4,754
Current Portion of CERP Long-Term Debt			(133)	(133)	(39)
CERP Long-Term Debt			$4,595	$4,522	$4,715
CERP Financing
CERP Credit Facilities
As of June 30, 2015, the CERP Credit Facilities provided for an aggregate principal amount of up to $2.8 billion, composed of (i) senior secured term loans in an aggregate principal amount of $2.5 billion (“CERP Term Loans”) and a senior secured revolving credit facility in an aggregate principal amount of up to $270 million. The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of June 30, 2015, $95 million of borrowings were outstanding under the CERP revolving credit facility, and no amounts were committed to outstanding letters of credit.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CERP Notes
As of June 30, 2015, the CERP Notes had an aggregate face value of $2.2 billion. The CERP Notes consist of (i) $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 (“CERP First Lien Notes”) and (ii) $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (“CERP Second Lien Notes”).
CERP pledged a significant portion of its assets as collateral under the CERP Senior Secured Credit Facilities and the CERP Notes.
Registration Statement
In connection with the CERP Financing, CERP committed to register the CERP Notes originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Initial CERP Notes”) under a registration statement with the SEC by November 17, 2014. Accordingly, CERP filed an initial registration statement on Form S-4 (the “Registration Statement”) on October 16, 2014, and amendments to such Registration Statement on November 25, 2014, December 24, 2014, and February 9, 2015. The Registration Statement was declared effective on February 10, 2015 (the “Effective Date”).
Since the Effective Date was not within 180 days following the CERP, LLC Merger, CERP incurred additional interest on the Initial CERP Notes of $2 million. Upon the consummation of the exchange offer on March 18, 2015, the Initial CERP Notes were exchanged and replaced with the CERP Notes. The terms of the CERP Notes are substantially identical to that of the Initial CERP Notes, except that the CERP Notes have no transfer restrictions or registration rights. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by CERP and each of its subsidiaries on a senior secured basis. CERP is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
CERP Restrictive Covenants
The CERP Notes and CERP Credit Facilities include negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities).
The CERP Credit Facilities also contain certain customary affirmative covenants and require that CERP maintains a senior secured leverage ratio (“SSLR”) of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CERP Adjusted EBITDA”). CERP is in compliance with the CERP Credit Facilities covenant as of June 30, 2015.
CGP Debt

	June 30, 2015				December 31, 2014
Detail of Debt (Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
Secured Debt
CGPH Term Loan (1)	2021	6.25%	$1,163	$1,129	$1,133
CGPH Notes (1)	2022	9.38%	675	660	659
Horseshoe Baltimore Credit and FF&E Facilities	to 2020	8.25% - 8.75%	330	316	316
Cromwell Credit Facility	2019	11.00%	183	177	178
Capital Lease Obligations	to 2017	various	2	2	4
CGPH Revolving Credit Facility	2019	5.44%	60	60	—
Other	2018	8.00%	5	4	4
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	14	14	14
Other	2016	various	4	4	4
Total CGP Debt (2)			2,436	2,366	2,312
Current Portion of CGP Long-Term Debt			(86)	(86)	(20)
CGP Long-Term Debt			$2,350	$2,280	$2,292
____________________

(1)	Guaranteed by an indirect subsidiary of Caesars Growth Partners, LLC and certain of its wholly owned subsidiaries

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(2)	As of June 30, 2015, CIE had $40 million drawn under a revolver arrangement with Caesars Entertainment. Accordingly, such debt is not considered outstanding in the above presentation.
CGPH Term Loan Credit Agreement
As of June 30, 2015, the CGPH Term Loan Credit Agreement provided for the CGPH Term Loan with a face value of $1.2 billion and a $150 million revolving credit facility. As of June 30, 2015, $60 million of borrowings were outstanding under the CGPH revolving credit facility, and no material amounts were committed to outstanding letters of credit.
The CGPH Term Loan is guaranteed by the direct parent of CGPH and certain subsidiaries of CGPH, and is secured by the direct parent’s equity interest in CGPH and substantially all of the existing and future assets of CGPH and the subsidiary guarantors.
The CGPH Term Loan includes customary negative covenants, subject to certain exceptions, and contains customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).
The CGPH Term Loan also requires that CGPH maintains an SSLR of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CGPH Adjusted EBITDA”). CGP is in compliance with the CGPH Term Loan covenants as of June 30, 2015.
CGPH Notes
As of June 30, 2015, the CGPH Notes had a face value of $675 million. The CGPH Notes include negative covenants, subject to certain exceptions, and contains affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions), all of the preceding being customary in nature.
The CGPH Notes are secured by substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions). None of CEC, CERP, or CEOC guarantee the CGPH Notes.
Registration Rights Agreement. In connection with the issuance of the CGPH Notes, CGPH committed to register the CGPH Notes by April 17, 2015, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Initial CGPH Notes”). Accordingly, CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and Amendments to such Registration Statement on May 18, 2015 and May 29, 2015. The Registration Statement was declared effective on June 26, 2015 (the “Effective Date”).
Since the Effective Date was not on or prior to April 17, 2015, CGPH incurred additional interest on the CGPH Notes beginning April 18, 2015, until the consummation of the exchange offer on July 28, 2015. Upon consummation of the exchange offer, the Initial CGPH Notes that were exchanged were replaced with new notes (the “Exchange Notes” and, together with the Initial CGPH Notes, the “CGPH Notes”), whose terms are substantially identical to that of the Initial CGPH Notes, except that the Exchange Notes have no transfer restrictions or registration rights. The CGPH Notes are guaranteed by CGPH and certain subsidiaries (subject to exceptions). In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
Horseshoe Baltimore Credit and FF&E Facilities
As of June 30, 2015, the Horseshoe Baltimore Credit Facility provided for an aggregate principal amount of up to $310 million, consisting of (i) a $300 million senior secured term facility with a seven-year maturity, which was fully drawn as of June 30, 2015; and (ii) a $10 million senior secured revolving facility with a five-year maturity, which remained undrawn as of June 30, 2015. The Horseshoe Baltimore Credit Facility is secured by substantially all material assets of CBAC Borrower, LLC and its wholly-owned domestic subsidiaries.
As of June 30, 2015, the Horseshoe Baltimore FF&E Facility provided for an aggregate principal amount of up to $30 million to be used to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment (referred to as “FF&E”) or refinance the purchase price of FF&E purchased with other funds as part of the development of the Horseshoe Baltimore casino. As of June 30, 2015, $30 million was outstanding on the Horseshoe Baltimore FF&E Facility.
The Horseshoe Baltimore Credit and FF&E Facilities include negative covenants, subject to certain exceptions, and contains affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions), all of the preceding being customary in nature.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Horseshoe Baltimore Credit and FF&E Facilities also require that CBAC maintains an SSLR no more than 7.5 to 1.0 for the first three quarters, 6.0 to 1.0 for the next four quarters, and 4.75 to 1.0 for the remainder of the agreement beginning in the first quarter of 2016.
Management believes that CGP is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of June 30, 2015.
Cromwell Credit Facility
As of June 30, 2015, The Cromwell holds a $183 million senior secured credit facility (the “Cromwell Credit Facility”). The Cromwell Credit Facility contains certain affirmative and negative covenants and requires The Cromwell to maintain, for each of the second and third full fiscal quarters following its opening date, at least $7.5 million in consolidated EBITDA (the “Cromwell EBITDA”). In addition, beginning in the second quarter of 2015, and continuing through the first quarter of 2016, the Cromwell SSLR may not exceed 5.25 to 1.00, defined as the ratio of The Cromwell’s first lien senior secured net debt to Cromwell EBITDA. The Cromwell SSLR for the four fiscal quarters from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The Cromwell SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter, may not exceed 4.75 to 1.00.
The Cromwell Credit Facility allows the right to cure noncompliance with the covenant by making a cash cure payment, subject to certain limitations. CGP is in compliance with the Cromwell covenants as of June 30, 2015.
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
Because Caesars generated net losses for the three and six months ended June 30, 2014, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations and diluted loss per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.
Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Income/(loss) from continuing operation, net of income taxes	15	(421)	6,794	(724)
Loss from discontinued operation, net of income taxes	—	(45)	(7)	(129)
Net income/(loss) attributable to Caesars	15	(466)	6,787	(853)

Weighted average common share outstanding	145	144	145	141
Dilutive potential common shares:
Stock options	2	—	2	—
Weighted average common shares and dilutive potential common shares	147	144	147	141

Basic income/(loss) per share from continuing operations	$0.10	$(2.92)	$46.93	$(5.15)
Basic loss per share from discontinued operations	—	(0.32)	(0.04)	(0.91)
Basic income/(loss) per share	$0.10	$(3.24)	$46.89	$(6.06)

Diluted income/(loss) per share from continuing operations	$0.10	$(2.92)	$46.31	$(5.15)
Diluted loss per share from discontinued operations	—	(0.32)	(0.04)	(0.91)
Diluted income/(loss) per share	$0.10	$(3.24)	$46.27	$(6.06)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Stock options	4	6	4	6
Restricted stock units and awards	1	2	—	1
Total anti-dilutive common shares	5	8	4	7

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
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Food and Beverage	$69	$152	$140	$308
Rooms	57	102	114	206
Other	7	22	35	45
	$133	$276	$289	$559
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Food and Beverage	$42	$114	$84	$228
Rooms	20	40	40	81
Other	4	14	8	28
	$66	$168	$132	$337
Note 15 — Stock-Based Compensation
Caesars Entertainment Stock-Based Compensation
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards.
Composition of Stock-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Corporate expense	$23	$12	$35	$19
Property, general, administrative, and other	8	12	22	31
Total stock-based compensation expense	$31	$24	$57	$50
Stock Option Activity

	June 30, 2015		December 31, 2014
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at end of period	10,662,153	$13.02	9,379,885	$13.65
Granted during 2015	1,629,641	10.68	N/A	N/A
Restricted Stock Unit Activity

	June 30, 2015		December 31, 2014
	Shares	Wtd Avg Fair Value	Shares	Wtd Avg Fair Value
Outstanding at end of period	6,297,028	$12.48	2,156,727	$17.45
Granted during 2015	4,981,883	10.67	N/A	N/A

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
Stock-based compensation expense attributable to CIE is recorded in property, general, administrative, and other in the consolidated condensed statements of operations and comprehensive income and totaled $7 million and $20 million for the three and six months ended June 30, 2015, respectively, and $8 million and $26 million for the three and six months ended June 30, 2014, respectively. As of the June 30, 2015 and December 31, 2014, the liability related to outstanding options and warrants was $85 million and $103 million, respectively. The current portion is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets, while the long-term portion is recorded in deferred credits and other liabilities.
Stock Option Activity

	June 30, 2015		December 31, 2014
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at end of period	13,040	$4,862.96	13,279	$3,953.85
Granted during 2015	1,325	13,192.23	N/A	N/A
Restricted Stock Unit Activity

	June 30, 2015		December 31, 2014
	Shares	Wtd Avg Fair Value	Shares	Wtd Avg Fair Value
Outstanding at end of period	5,351	$7,178.96	5,096	$6,494.71
Granted during 2015	701	12,761.81	N/A	N/A
Note 16 — Income Taxes
Caesars’ provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting”, to calculate taxes for the three and six months ended June 30, 2015. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2015.
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Income tax benefit/(provision) applicable to:
Income/(loss) from continuing operations, before income taxes	$4	$167	$(188)	$309
Discontinued operations	$—	$2	—	13
Effective tax rate benefit	(8.7)%	30.1%	2.7%	31.0%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our consolidated condensed balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We have provided a valuation allowance on certain federal and state deferred tax assets that were not deemed realizable based upon estimates of future taxable income.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The effective tax rate expense for the three months ended June 30, 2015 differed from the expected federal tax expense of 35% primarily due to tax benefits of foreign income taxed at lower rates than the US and tax benefits from noncontrolling interests. The effective rate benefit for the three months ended June 30, 2014 differed from the expected federal tax benefit of 35% primarily due to an increase in the federal valuation allowance against 2014 losses from continuing operations, the state tax impact of combining the CERP properties for tax purposes, and the tax effect of the CEC sale of CEOC common stock. The effective tax rate expense for the six months ended June 30, 2015 differed from the expected federal tax expense of 35% primarily due to the nontaxable portion of the gain on deconsolidation of CEOC. The effective rate benefit for the six months ended June 30, 2014 differed from the expected federal tax benefit of 35% primarily due to an increase in the federal valuation allowance against 2014 losses from continuing operations partially offset by a tax benefit from the reversal of uncertain federal and state tax positions.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 17 — Segment Reporting
We view each casino property and CIE as operating segments and currently aggregate all such casino properties and CIE into three reportable segments based on management’s view of these properties, which aligns with their ownership and underlying credit structures: CERP, CGP Casinos, and CIE. CGP Casinos is comprised of all subsidiaries of CGP excluding CIE. CIE is comprised of the subsidiaries that operate CGP’s social and mobile gaming operations and WSOP. CEOC remained a reportable segment; however, it was deconsolidated effective January 15, 2015 (see Note 4).
The results of each reportable segment presented below are consistent with the way Caesars management assesses these results, which is a consolidated view that adjusts for the impact of certain transactions between reportable segments within Caesars, as described below. Accordingly, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their stand-alone filings.
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.

	Three Months Ended June 30, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Management fees	$—	$—	$—	$—	$9	$(9)	$—
Net revenues	—	566	390	186	14	(15)	1,141
Depreciation and amortization	—	49	38	8	1	—	96
Impairment of intangible and tangible assets	—	—	—	—	—	—	—
Income/(loss) from operations	—	126	44	54	(38)	—	186
Interest expense	—	98	47	1	2	(1)	147
Gain on deconsolidation of subsidiary and other	—	—	1	—	7	(1)	7
Income tax benefit/(provision) from continuing operations	—	(11)	—	(14)	29	—	4
____________________

(1)	Includes foreign net revenues of $148 million

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	Caesars
Management fees	$24	$—	$—	$—	$—	$(9)	$15
Net revenues	1,229	538	294	145	40	(106)	2,140
Depreciation and amortization	66	56	26	7	3	(1)	157
Impairment of intangible and tangible assets	(3)	—	—	—	20	—	17
Income/(loss) from operations	59	69	48	(3)	(52)	6	127
Interest expense	528	99	61	1	—	(35)	654
Other gains/(losses)	2	—	28	—	(16)	(41)	(27)
Income tax benefit/(provision) from continuing operations	207	(1)	(4)	19	(54)	—	167
____________________

(1)	Includes foreign net revenues of $72 million

(2)	Includes foreign net revenues of $105 million

	Six Months Ended June 30, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Management fees	$4	$—	$—	$—	$9	$(11)	$2
Net revenues	164	1,095	780	363	18	(25)	2,395
Depreciation and amortization	11	99	71	16	1	—	198
Impairment of intangible and tangible assets	—	—	—	—	—	—	—
Income/(loss) from operations	9	233	208	95	(215)	—	330
Interest expense	87	200	94	3	3	(3)	384
Gain on deconsolidation of subsidiary and other	—	—	—	—	7,099	(3)	7,096
Income tax benefit/(provision) from continuing operations	—	(13)	—	(27)	(148)	—	(188)
____________________

(1)	Includes foreign net revenues of $289 million

	Six Months Ended June 30, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	Caesars
Management fees	$40	$—	$—	$—	$—	$(12)	$28
Net revenues	2,410	1,030	586	269	57	(179)	4,173
Depreciation and amortization	138	106	47	14	1	(1)	305
Impairment of intangible and tangible assets	30	—	—	—	20	—	50
Income/(loss) from operations	107	128	8	1	27	6	277
Interest expense	1,052	190	76	2	(1)	(73)	1,246
Other gains/(losses)	3	—	78	—	(29)	(79)	(27)
Income tax benefit/(provision) from continuing operations	267	23	(12)	18	13	—	309
____________________

(1)	Includes foreign net revenues of $155 million

(2)	Includes foreign net revenues of $193 million

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

	Three Months Ended June 30, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Income/(loss) from operations	$—	$126	$44	$54	$(38)	$—	$186
Depreciation and amortization	—	49	38	8	1	—	96
Write-downs, reserves, and project opening costs, net of recoveries	—	1	4	—	19	—	24
Impairment of intangible and tangible assets	—	—	—	—	—	—	—
Corporate expense	—	10	11	—	33	(9)	45
Acquisition and integration costs and other	—	—	3	—	(3)	—	—
EBITDA attributable to discontinued operations	—	—	—	—	—	—	—
Property EBITDA	$—	$186	$100	$62	$12	$(9)	$351

	Three Months Ended June 30, 2014
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Income/(loss) from operations	$59	$69	$48	$(3)	$(52)	$6	$127
Depreciation and amortization	66	56	26	7	3	(1)	157
Write-downs, reserves, and project opening costs, net of recoveries	43	2	12	—	—	(5)	52
Impairment of intangible and tangible assets	(3)	—	—	—	20	—	17
Corporate expense	44	19	5	—	1	(1)	68
Acquisition and integration costs and other	5	—	(22)	32	39	—	54
EBITDA attributable to discontinued operations	(2)	—	—	—	—	—	(2)
Property EBITDA	$212	$146	$69	$36	$11	$(1)	$473

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Income/(loss) from operations	$9	$233	$208	$95	$(215)	$—	$330
Depreciation and amortization	11	99	71	16	1	—	198
Write-downs, reserves, and project opening costs, net of recoveries	1	2	7	—	56	—	66
Impairment of intangible and tangible assets	—	—	—	—	—	—	—
Corporate expense	7	22	19	—	52	(9)	91
Acquisition and integration costs and other	3	—	(115)	—	118	—	6
EBITDA attributable to discontinued operations	—	—	—	—	—	—	—
Property EBITDA	$31	$356	$190	$111	$12	$(9)	$691

	Six Months Ended June 30, 2014
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Income/(loss) from operations	$107	$128	$8	$1	$27	$6	$277
Depreciation and amortization	138	106	47	14	1	(1)	305
Write-downs, reserves, and project opening costs, net of recoveries	47	6	28	—	—	(5)	76
Impairment of intangible and tangible assets	30	—	—	—	20	—	50
Corporate expense	79	34	6	—	1	(1)	119
Acquisition and integration costs and other	16	—	54	33	(38)	—	65
EBITDA attributable to discontinued operations	(6)	—	—	(1)	—	—	(7)
Property EBITDA	$411	$274	$143	$47	$11	$(1)	$885
Condensed Balance Sheets - By Segment

	As of June 30, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Total assets	$—	$7,157	$4,236	$454	$1,577	$(921)	$12,503
Total liabilities	—	6,237	2,855	294	277	(168)	9,495
____________________

(1)	Includes foreign assets of $259 million and foreign liabilities of $62 million

	As of December 31, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	Caesars
Total assets	$11,185	$7,152	$4,171	$546	$2,752	$(2,475)	$23,331
Total liabilities	19,603	6,314	2,965	367	(583)	(593)	28,073
____________________

(1)	Includes foreign assets of $312 million and foreign liabilities of $183 million

(2)	Includes foreign assets of $305 million and foreign liabilities of $172 million

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 18 — Related Party Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$1	$3	$4	$6
Transactions with CEOC
Shared services allocated expenses to CEOC	82	—	157	—
Shared services allocated expenses from CEOC	30	—	59	—
Management fees	10	—	19	—
Octavius Tower lease	9	—	16	—
Other transactions	4	—	7	—
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of June 30, 2015, Hamlet Holdings beneficially owned a majority of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of our directors.
CEC has a services agreement with the Sponsors relating to the provision of financial and strategic advisory services and consulting services. The Sponsors granted a waiver of the monitoring fees for management services; however, we reimburse the Sponsors for expenses they incur related to these management services. The reimbursed expenses are included in corporate expense and are included in the table above.
We may engage in transactions with companies owned or controlled by affiliates of the Sponsors in the normal course of business. We believe such transactions are conducted at fair value. Amounts paid to affiliates of the Sponsors are included in the table above.
In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.
Transactions with CEOC
As described in Note 4, upon its filing for Chapter 11 and its subsequent deconsolidation, transactions with CEOC are no longer eliminated in consolidation and are considered related party transactions for Caesars. A summary of these transactions is provided in the table above.
Services Joint Venture
CES provides certain corporate and administrative services to its Members, and the costs of these services are allocated among the Members, which include CEOC. CEOC reimburses CES for the allocated costs. The CES allocated costs include amounts for insurance coverage. See Note 1, “Organization.”
Insurance Coverage
Prior to the deconsolidation of CEOC, we were self-insured for employee medical (health, dental and vision) and risk insurance, including workers compensation, and our insurance claims and reserves included accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.
We continue to be self-insured for workers compensation and other risk insurance as of June 30, 2015. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC provided Caesars with certain corporate and administrative services, and the costs of these services were allocated to Caesars.
Management Fees
CGP pays 50% of the ongoing management fee to CEOC for the CGP properties that are managed by CEOC or CES. The remaining 50% of the management fees were paid in advance, and are being recognized into management fee expense over the term of the agreements. With respect to the properties sold to CGP in 2014 and Horseshoe Baltimore, which opened in August 2014, management fees consist of a base management fee calculated as a percentage of monthly net operating revenues and an incentive management fee calculated as a percentage of EBITDA for each operating year. With respect to Planet Hollywood, management fees consist of a base management fee calculated as a percentage of adjusted gross operating revenues plus net casino wins, and an incentive fee calculated as a percentage of EBITDA.
Octavius Tower Lease Agreement
Under the Octavius Tower lease agreement, CEOC leases the Octavius Tower at Caesars Palace from CERP and pays rent totaling $35 million annually through expiration in April 2026.
LINQ Access and Parking Easement Lease Agreement
Under the LINQ Access and Parking Easement lease agreement, CEOC leases the parking lot behind The LINQ promenade and The LINQ Hotel to CERP and CGP. Together, CERP and CGP pay approximately $2 million annually, subject to a 3% annual increase through expiration in April 2028.
Service Provider Fee
CEOC, CERP and CGP have a shared services agreement under which CERP and CGP pay for certain indirect corporate support costs. CEOC is authorized to charge CERP and CGP for an amount equal to 24.6% and 5.4%, respectively, of unallocated corporate support costs.
Cross Marketing and Trademark License Agreement
CIE and CEOC have a Cross Marketing and Trademark License Agreement in effect until December 31, 2026, unless terminated earlier pursuant to the terms of the agreement. The agreement grants CIE the exclusive right to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty. This agreement also provides for cross-marketing and promotional activities between CIE and CEOC, including participation by CIE in Caesars’ Total Rewards loyalty program. CEOC also receives a revenue share from CIE for customer referrals.
Stock-Based Compensation
Caesars maintains an equity incentive awards plan under which CEC may issue time-based and performance-based stock options, restricted stock units and restricted stock awards to CEOC employees. Although awards under the plan result in the issuance of shares of CEC, because CEOC is no longer a consolidated subsidiary of CEC, we have accounted for these awards as nonemployee awards subsequent to the date of deconsolidation.
Employee Benefit Plans
CEC maintains a defined contribution savings and retirement plan in which employees of CEOC may participate. The plan provides for, among other things, pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to certain IRS and plan limits).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Due from/to Affiliates
Amounts due to or from affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities and CEOC. The amount due from CEOC represents the maximum exposure to loss as a result of Caesars’ involvement with CEOC
As of June 30, 2015, due from affiliates was $24 million and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of June 30, 2015, due to affiliates was $24 million and represented a payable due to CEOC, primarily from CGP and CEC (the parent entity) for shared services performed on their behalf.
Note 19 — Subsequent Events
Restructuring Agreement
On July 20, 2015, we filed a Current Report on Form 8-K announcing that CEC and CEOC entered into a restructuring agreement with holders of a significant amount of CEOC’s second-lien notes. This agreement provides for a substantial improvement in recoveries for second lien noteholders and adds to the group of creditors supporting CEOC’s restructuring plan. The agreement will go effective when holders owning greater than 50% of second lien debt sign the agreement. See Note 11.
On August 3, 2015, we filed a Current Report on Form 8-K announcing that CEC and CEOC entered into an amended and restated First Lien Bond RSA. This agreement provides for a revised set of case milestones in addition to several significant enhancements to the transaction for the benefit of all creditors, including the first lien noteholders, first lien bank lenders and non-first lien noteholders. See Note 11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K”).
Note references are to the notes to consolidated condensed financial statements included in Item 1, “Unaudited Financial Statements.”
In this filing, the name “CEC” refers to the parent holding company, Caesars Entertainment Corporation, exclusive of its consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires. The words “Company,” “Caesars,” “Caesars Entertainment,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, inclusive of its consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires.
The statements in this discussion regarding our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
CEC is primarily a holding company with no independent operations of its own. Caesars’ consolidated financial results include three reportable segments:

•	Caesars Entertainment Resort Properties (“CERP”);

•	Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”); and

•	Caesars Interactive Entertainment (“CIE”).
CGP Casinos is comprised of all subsidiaries of our consolidated variable interest entity, Caesars Growth Partners, LLC (“CGP”) excluding CIE. CIE is comprised of the subsidiaries that operate CGP’s social and mobile gaming operations and WSOP. CEOC remained a reportable segment until its deconsolidation effective January 15, 2015 (see Note 4, “Deconsolidation of Caesars Entertainment Operating Company”).
Going Concern
As described more fully in Note 1, “Organization,” Note 5, “Litigation,” and Note 11, “Contractual Commitments and Contingent Liabilities,” we are a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010. These matters, if resolved against us, raise substantial doubt about Caesars’ ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 5.
Summary of Owned Casino Properties (1)

CERP	CGP
Flamingo Las Vegas	Bally’s Las Vegas
Harrah’s Atlantic City	The Cromwell
Harrah’s Las Vegas	Harrah’s New Orleans
Harrah’s Laughlin	Horseshoe Baltimore
Paris Las Vegas	Planet Hollywood
Rio All-Suites Hotel & Casino	The LINQ Hotel & Casino
____________________

(1)	Excludes CEOC properties

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
Critical Accounting Policies
The following is an update to the critical accounting policies previously disclosed in our 2014 10-K. For additional critical accounting policies, please refer to our 2014 10-K.
Consolidation
We consolidate into our financial statements the accounts of all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (1) affiliates that are more than 50% owned are consolidated; (2) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we are have determined that we have significant influence over the entities; and (3) investments in affiliates of 20% or less are generally accounted for using the cost method.
We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. For VIEs that are under common control with affiliates, in lieu of an assessment of the power to direct the activities that most significantly impact the results of the VIE, we may be required to assess a number of other factors to determine the consolidating entity, including the following: (i) the closeness of the association that the VIE has with the businesses of the affiliated entities, (ii) the entity from which the VIE obtained its assets; (iii) the nature of ongoing management and other agreements; and (iv) the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE. Along with the VIEs that are consolidated in accordance with the above guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. A change in determination could have a material impact on our financial statements, see Note 2, “Basis of Presentation and Consolidation.”
Despite a majority financial interest, we may only possess non-substantive voting rights that do not confer upon us the ability to control key activities of the entity, such as determining operating budgets, payment of obligations, management of assets, and/or other activities necessary for the ordinary course of business. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.
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

As of June 30, 2015, we had approximately $1,693 million in goodwill and $148 million of other non-amortizing intangible assets. Of the $1,693 million in goodwill as of June 30, 2015, we had $956 million in total book value of goodwill associated with reporting units that have had impairments relative to goodwill. Consequently, goodwill at these reporting units has no margin; as such, these reporting units are at risk of partial or total impairment should we experience minor adverse changes in our significant assumptions used in our impairment analyses.
Impairment charges related to goodwill or intangible assets other than goodwill are recognized in impairment of goodwill or impairment of tangible and other intangible assets in the Statements of Operations. See Note 9, “Goodwill and Other Intangible Assets,” for additional information.
Consolidated Operating Results
Effective January 15, 2015, we deconsolidated CEOC, subsequent to its voluntarily filing for reorganization under Chapter 11. As such, all amounts presented in the following analysis exclude the operating results of CEOC subsequent to January 15, 2015. Prior period results have not been recasted to reflect the deconsolidation of CEOC.
Because CEOC operating results for 2015 are not comparable with 2014 as a result of CEOC’s deconsolidation, the following analysis of our operating results will include discussion of the components that remain in the consolidated Caesars entity subsequent to the deconsolidation of CEOC. In the table below, the “CERP, CGP Casinos, and CIE” columns include the entities and associated parent company and elimination adjustments that represent the Caesars structure as of June 30, 2015, and for subsequent periods.

	Three Months Ended June 30,						CERP, CGP Casinos and CIE Change %
	2015			2014
(Dollars in millions)	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars
Casino revenues	$543	$—	$543	$458	$879	$1,337	18.6%
Net revenues	1,141	—	1,141	972	1,168	2,140	17.4%
Income from operations	186	—	186	79	48	127	135.4%
Gain on deconsolidation of subsidiary	7	—	7	—	—	—	*
Income/(loss) from continuing operations, net of income taxes	50	—	50	(30)	(357)	(387)	*
Loss from discontinued operations, net of income taxes	—	—	—	(16)	(29)	(45)	100.0%
Net income/(loss) attributable to Caesars	15	—	15	(91)	(375)	(466)	*
Property EBITDA (3)	351	—	351	256	217	473	37.1%
Operating margin (4)	16.3%	—%	16.3%	8.1%	4.1%	5.9%	8.2 pts

	Six Months Ended June 30,						CERP, CGP Casinos and CIE Change %
	2015			2014
(Dollars in millions)	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars
Casino revenues	$1,085	$118	$1,203	$903	$1,735	$2,638	20.2%
Net revenues	2,237	158	2,395	1,877	2,296	4,173	19.2%
Income from operations	321	9	330	193	84	277	66.3%
Gain on deconsolidation of subsidiary	7,096	—	7,096	—	—	—	*
Income/(loss) from continuing operations, net of income taxes	6,932	(78)	6,854	24	(711)	(687)	*
Loss from discontinued operations, net of income taxes	—	(7)	(7)	(17)	(112)	(129)	100.0%
Net income/(loss) attributable to Caesars	6,872	(85)	6,787	(39)	(814)	(853)	*
Property EBITDA (3)	660	31	691	469	416	885	40.7%
Operating margin (4)	14.3%	5.7%	13.8%	10.3%	3.7%	6.6%	4.0 pts
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of our discontinued operations disclosed in Note 7, “Discontinued Operations.”
___________________

*	Not meaningful

(1)	Includes CERP, CGP Casinos, CIE, and associated parent company and elimination adjustments that represent the Caesars structure as of June 30, 2015, and for subsequent periods

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
CEOC Operating Results (1)
CEOC is included in our operating results for the period prior to its deconsolidation on January 15, 2015, as described in Note 4.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Casino revenues	$—	$879	$118	$1,735
Net revenues	—	1,168	158	2,296
Income from operations	—	48	9	84
Loss from continuing operations, net of income taxes	—	(357)	(78)	(711)
Loss from discontinued operations, net of income taxes	—	(29)	(7)	(112)
Net loss attributable to Caesars	—	(375)	(85)	(814)
Property EBITDA	—	217	31	416
Operating margin (2)	—%	4.1%	5.7%	3.7%
___________________

(1)	Includes eliminations of intercompany transactions and other consolidating adjustments

(2)	Operating margin is calculated as income/(loss) from operations divided by net revenues
Key Performance Metrics
Our revenues and operating performance are dependent upon the volume of customers at our resorts, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. We use the following key performance indicators to evaluate gaming and hotel revenues for our properties.

Gaming revenues

•	Slot volume – the total amount wagered on slot machines

•	Table drop (also referred to as “table volume”) – the amount of cash and net markers deposited in the table drop box

•	Gaming hold – the amount of money that is retained by the casino from wagers by customers
Hotel revenues

•	Occupancy rate – a volume indicator determined by rooms occupied and rooms available

•	Hotel average daily rate (“Cash ADR”) – a price indicator determined by room revenue and rooms occupied
CERP, CGP Casinos, and CIE Combined Results of Operations
The following reflects a discussion and analysis of components of our results of operations and key metrics that remain in the consolidated CEC entity subsequent to the deconsolidation of CEOC. All of the following discussion and analysis compares the 2015 and 2014 columns included in the preceding tables identified as “CERP, CGP Casinos, and CIE,” unless the context requires or indicates otherwise.
Net Revenues - Category

	Three Months Ended June 30,		Change %	Six Months Ended June 30,		Change %
(Dollars in millions)	2015	2014		2015	2014
Casino	$543	$458	18.6%	$1,085	$903	20.2%
Food and beverage	203	191	6.3%	404	377	7.2%
Rooms	221	192	15.1%	425	388	9.5%
Interactive entertainment	186	145	28.3%	363	269	34.9%
Other	121	117	3.4%	228	205	11.2%
Less: casino promotional allowances	(133)	(131)	(1.5)%	(268)	(265)	(1.1)%
Net revenues	$1,141	$972	17.4%	$2,237	$1,877	19.2%
Three Months Ended June 30, 2015 compared with June 30, 2014 (CERP, CGP Casinos, and CIE)
Net revenues increased $169 million, or 17.4%, primarily due to (1) an increase of $85 million in casino revenues mainly attributable to CGP’s opening of Horseshoe Baltimore in the third quarter of 2014 and favorable gaming hold; and (2) an increase of $41 million in interactive entertainment revenues as a result of continued growth in CIE’s social and mobile gaming business due to the focus on increasing the number of users and the conversion of those users into players who purchase CIE’s virtual currency.
Food and beverage revenues increased $12 million, or 6.3%, primarily due to the several new restaurant offerings now available with the opening of Horseshoe Baltimore, as well as the opening of The Cromwell.
Rooms revenues increased $29 million, or 15.1%, primarily due to the completion of room renovations at The LINQ Hotel & Casino (“The LINQ Hotel”) in the fourth quarter of 2014 and a 10.7% improvement in cash ADR to $116 to due to the introduction of resort fees in Atlantic City in the second quarter of 2015, as well as the opening of The Cromwell in the second quarter of 2014.
Six Months Ended June 30, 2015 compared with June 30, 2014 (CERP, CGP Casinos, and CIE)
Net revenues increased $360 million, or 19.2%, primarily due to (1) the opening of Horseshoe Baltimore, resulting in increases in casino revenues and food and beverage revenues; and (2) continued growth in CIE’s social and mobile gaming business, resulting in a $94 million increase in interactive entertainment revenues. The opening of The Cromwell and favorable gaming hold also contributed to the $182 million increase in casino revenues.

Rooms revenues increased $37 million, or 9.5%, primarily due to an 11.4% improvement in cash ADR to $117 and the opening of The Cromwell, as well as the benefit of upgraded rooms at The LINQ Hotel.
Income from Operations - Category

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
Net revenues	$1,141	$972	17.4%	$2,237	$1,877	19.2%

Operating expenses
Casino	278	250	(11.2)%	562	496	(13.3)%
Property, general, administrative, and other	305	277	(10.1)%	615	549	(12.0)%
Depreciation and amortization	96	91	(5.5)%	187	165	(13.3)%
Write-downs, reserves, and project opening costs, net of recoveries	24	14	(71.4)%	65	34	(91.2)%
Corporate expense	45	25	(80.0)%	84	41	(104.9)%
Acquisition and integration costs	—	48	100.0%	2	49	95.9%
All other operating expenses	207	188	(10.1)%	401	350	(14.6)%
Income from operations	$186	$79	135.4%	$321	$193	66.3%
Three Months Ended June 30, 2015 compared with June 30, 2014 (CERP, CGP Casinos, and CIE)
Income from operations increased $107 million primarily due to the increase in net revenues described above partially offset by related increases in operating expenses. Income from operations also benefitted from a reduction in operating expenses associated with operational initiatives and improved marketing efficiencies and a reduction in acquisition and integration costs primarily associated with CIE’s acquisition of Pacific Interactive in 2014.
The openings of Horseshoe Baltimore and The Cromwell were the primary drivers for the $28 million increase in casino expenses and the $28 million increase in property, general, administrative and other operating expenses, which corresponds with their contribution to the increase in net revenues.
Corporate expense increased $20 million primarily due to costs associated with stock-based compensation programs and certain professional fees associated with the volume of corporate transactions and initiatives, including the costs associated with having multiple SEC registrants and the registration efforts of CERP and CGPH.
Acquisition and integration costs of $48 million in 2014 included a $32 million increase in the fair value of CIE’s contingent consideration liability, which was primarily associated with the acquisition of Pacific Interactive. The liability was paid during the first six months of 2015.
Six Months Ended June 30, 2015 compared with June 30, 2014 (CERP, CGP Casinos, and CIE)
Income from operations increased $128 million due to the increase in net revenues described above combined with a reduction in operating expenses associated with operational initiatives and improved marketing efficiencies, partially offset by related increases in operating expenses attributed to the openings of The Cromwell and Horseshoe Baltimore and to CIE revenues growth.
The opening of these two properties was also the primary driver for the $66 million increase in casino expense and the $66 million increase in property, general, administrative and other operating expenses.
Corporate expense increased $43 million primarily due to costs associated with stock-based compensation programs and certain professional fees associated with the volume of corporate transactions and initiatives, including the costs associated with having multiple SEC registrants and the registration efforts of CERP and CGPH.
Consistent with the second quarter comparison described above, acquisition and integration costs of $47 million in 2014 primarily resulted from the increase in the fair value of CIE’s contingent consideration liability in 2014.

Net Income (CERP, CGP Casinos, and CIE)
Net income was $15 million in the second quarter of 2015 compared with a loss of $91 million in 2014. The improvement was primarily due to higher casino revenues and interactive entertainment revenues offset by the income tax provision related to federal valuation allowance against 2014 losses from continuing operations.
Net income was $6.9 billion in the first six months of 2015 compared with a loss of $39 million in 2014. The increase was primarily due to the $7.1 billion gain recognized as of part of the deconsolidation of CEOC (see Note 4) as well as the factors discussed in “Income from Operations - Category” above.
Property EBITDA increased $95 million, or 37.1%, in the second quarter 2015 compared with the prior year quarter, and increased $191 million, or 40.7%, in the first six months of 2015 compared with the prior year period. Further details on this non-GAAP financial measure follow later in this filing.
Reportable Segments
Segment results in this Management’s Discussion and Analysis are presented consistent with the way Caesars management assesses the results subsequent to the deconsolidation of CEOC, which is a consolidated view that adjusts for the impact of certain transactions between reportable segments within Caesars for all periods presented, as described below. Therefore, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their separate filings.
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.
CEOC is included in our operating results for the period prior to its deconsolidation on January 15, 2015, as described in Note 4.
Net Revenues - Segment

	Three Months Ended June 30,		Change %	Six Months Ended June 30,		Change %
(Dollars in millions)	2015	2014		2015	2014
CEOC	$—	$1,229	*	$164	$2,410	*
CERP	566	538	5.2%	1,095	1,030	6.3%
CGP Casinos	390	294	32.6%	780	586	33.1%
CIE	186	145	28.8%	363	269	34.9%
Other	(1)	(66)	98.5%	(7)	(122)	94.3%
Total	$1,141	$2,140	*	$2,395	$4,173	*
____________________

*	Not meaningful
Three Months Ended June 30, 2015 compared with June 30, 2014 (Segment)
CERP net revenues increased $28 million, or 5.2%, primarily due to (1) a $17 million increase in casino revenues, mainly driven by increases in slot revenues and favorable gaming hold in Las Vegas; and (2) $11 million in higher rooms revenues, mainly attributable to the increase in cash ADR to $114 from $103.
CGP Casinos net revenues increased $96 million, or 32.6%, primarily due to opening of Horseshoe Baltimore in the third quarter of 2014, as well as the opening of The Cromwell in the second quarter of 2014 and the benefit of upgraded rooms at The LINQ Hotel. The increase was partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
CIE net revenues increased $41 million, or 28.8%, as a result of organic sales growth in social and mobile games due to the focus on increasing the number of users and the conversion of those users into players who purchase CIE’s virtual currency.
Six Months Ended June 30, 2015 compared with June 30, 2014 (Segment)
CERP net revenues increased $65 million, or 6.3%, primarily due to (1) a $33 million increase in casino revenues, mainly driven by favorable gaming hold in Las Vegas; and (2) $15 million in higher rooms revenues, primarily due to an increase in cash ADR to $113 from $104. In addition, food and beverage revenues were $6 million higher as a result of the ramp up of new outlets since March 31, 2014.

CGP Casinos net revenues increased $194 million, or 33.1%, primarily due to opening of The Cromwell and Horseshoe Baltimore in the second and third quarter of 2014, respectively, and the benefit of upgraded rooms at The LINQ Hotel, partially offset by the effect of the April 2015 smoking ban at Harrah's New Orleans.
CIE net revenues increased $94 million, or 34.9%, as a result of organic sales growth in social and mobile games, which included six months of activity from Pacific Interactive in 2015 compared with four months of activity in 2014.
Income/(Loss) from Operations - Segment

	Three Months Ended June 30,		Change %	Six Months Ended June 30,		Change %
(Dollars in millions)	2015	2014		2015	2014
CEOC	$—	$59	*	$9	$107	*
CERP	126	69	82.6%	233	128	82.0%
CGP Casinos	44	48	(8.3)%	208	8	*
CIE	54	(3)	*	95	1	*
Other	(38)	(46)	17.4%	(215)	33	*
Total	$186	$127	*	$330	$277	*
____________________

*	Not meaningful
Three Months Ended June 30, 2015 compared with June 30, 2014 (Segment)
CERP income from operations increased $57 million primarily due to the increase in net revenues of $28 million described above combined with an $8 million decrease in casino operating expenses as a result of our cost-reduction initiatives.
CGP Casinos income from operations decreased $4 million. Excluding the impact of the change in fair value of contingently issuable non-voting membership units from both periods, which is eliminated in consolidation and is included in other income/(loss) from operations in the segment table above, CGP Casinos’ income from operations increased $21 million, which is primarily due to the results generated by opening The Cromwell and Horseshoe Baltimore.
CIE income from operations improved $57 million primarily due to the increase in net revenues, partially offset by a corresponding increase in platform fees, and the decrease in acquisition and integration costs described above related to CIE’s contingent consideration.
Six Months Ended June 30, 2015 compared with June 30, 2014 (Segment)
CERP income from operations increased $105 million primarily due to the increase in net revenues of $65 million described above combined with a $19 million decrease in casino operating expenses as a result of our cost-reduction initiatives.
CGP Casinos income from operations increased $200 million. However, excluding the impact of contingently issuable non-voting membership units from both periods, CGP Casinos’ income from operations for the first six months 2015 increased $31 million. This increase was primarily due to the results generated by opening The Cromwell and Horseshoe Baltimore. CGP’s contingently issuable non-voting membership units represents a liability to Caesars Entertainment (see Note 2, “Basis of Presentation and Consolidation”). Therefore, the effect on consolidated income from operations for changes in that liability are eliminated in consolidation and reported in “other” in the table above.
CIE income from operations increased $94 million primarily due to the decrease in acquisition and integration costs described above related to CIE’s contingent consideration and the increase in net revenues, partially offset by a corresponding increase in platform fees.

Property EBITDA - Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change %	2015	2014	Change %
CERP	186	146	27.4%	356	274	29.9%
CGP Casinos	100	69	44.9%	190	143	32.9%
CIE	62	36	72.2%	111	47	136.2%
Other	3	5	(40.0)%	3	5	(40.0)%
Total CERP, CGP Casinos and CIE	$351	$256	37.1%	$660	$469	40.7%
CEOC	$—	$212	*	$31	$411	*
Other	—	5	*	—	5	*
Total CEOC	$—	$217	*	$31	$416	*
Total Consolidated Caesars	$351	$473	*	$691	$885	*
____________________

*	Not meaningful
Consolidated Other Factors Affecting Net Loss

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
Interest expense	$147	$654	77.5%	$384	$1,246	69.2%
Gain on deconsolidation of subsidiary	7	—	*	7,096	—	*
Income tax benefit/(provision)	4	167	(97.6)%	(188)	309	*
Loss from discontinued operations, net of income taxes	—	(45)	100.0%	(7)	(129)	94.6%
____________________

*	Not meaningful
Interest Expense - By Segment

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
CEOC	$—	$528	*	$87	$1,052	*
CERP	98	99	1.0%	200	190	(5.3)%
CGP Casinos	47	61	23.0%	94	76	(23.7)%
CIE	1	1	—%	3	2	(50.0)%
Other	1	(35)	*	—	(74)	(100.0)%
Total	$147	$654	77.5%	$384	$1,246	69.2%
____________________

*	Not meaningful
Consolidated interest expense decreased $507 million and $862 million for the three and six months ended June 30, 2015, respectively, compared with the corresponding prior year periods primarily due to the CEOC deconsolidation. Excluding the effect of the CEOC deconsolidation, interest expense decreased $13 million in the second quarter of 2015 and increased $32 million in the six months ended June 30, 2015. The interest expense in 2015 includes interest associated with the CGPH Term Loan, which provided funding for the four properties CGP acquired from CEOC in May 2014, totaling $37 million and $73 million for the three and six months ended June 30, 2015, respectively, whereas 2014 only included $53 million of interest during the comparative periods. The first six months of 2015 includes a $16 million reduction in the amount of interest capitalized primarily because CERP completed The LINQ promenade in the first quarter of 2014 and CGP completed The Cromwell in the second quarter of 2014 and Horseshoe Baltimore in the third quarter. In addition, during the first six months of 2015, CERP incurred a total of $5 million of additional interest due to increased utilization of its revolving credit facility during 2015 and because of the additional interest assessed on the CERP notes prior to the consummation of the Exchange Offer in the first quarter of 2015, as described in Note 12, “Debt.”

Gain on Deconsolidation of Subsidiary
As described in Note 4, effective January 15, 2015, we deconsolidated CEOC and recognized a gain of $7.1 billion.
Income Taxes
The effective tax rate for the three months ended June 30, 2015 was 8.7% and the effective tax rate benefit for the three months ended June 30, 2014 was 30.1%. The effective tax rate expense in 2015 was favorably impacted by foreign income taxed at lower rates than the United States and tax impacts of noncontrolling interests. The effective tax rate benefit in 2014 was unfavorably impacted by an increase in federal valuation allowance against 2014 losses from continuing operations, the state deferred tax impact of combining the CERP properties for tax purposes, and the tax effect of the CEC sale of CEOC common stock.
The effective tax rate for the six months ended June 30, 2015 was 2.7% and the effective tax rate benefit for the six months ended June 30, 2014 was 31.0%. The effective tax rate expense in 2015 was favorably impacted by the nontaxable portion of the gain on deconsolidation of CEOC. The effective tax rate benefit in 2014 was unfavorably impacted by an increase in federal valuation allowance against 2014 losses from continuing operations offset by a tax benefit from the reversal of federal and state uncertain tax positions.
Loss from Discontinued Operations, Net of Income Taxes
See Note 7, “Discontinued Operations” for additional information.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
We are a highly-leveraged company and had $7.2 billion in face value of debt outstanding as of June 30, 2015. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our consolidated debt service obligation for the remainder of 2015 is $337 million, consisting of $47 million in principal maturities and $290 million in required interest payments. Our consolidated debt service obligation for 2016 is $773 million, consisting of $202 million in principal maturities and $571 million in required interest payments.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. It has ownership interests in CEOC, CERP and CGP; however, CEC does not receive any financial benefit from CEOC during the bankruptcy, as all earnings and cash flows are retained by CEOC. In addition, the restrictions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) do not allow for CERP, CGP, or their subsidiaries to provide dividends to CEC, and CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries. Consolidated cash and cash equivalents, excluding restricted cash, as of June 30, 2015 as shown in the table below, includes amounts held by CERP, CGP, and CES, which are not readily available to CEC.
Cash and Available Revolver Capacity

	June 30, 2015
(In millions)	CERP	CES	CGP	Parent
Cash and cash equivalents	$206	$99	$891	$383
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(95)	—	(60)	—
Total	$381	$99	$991	$383
Future Maturities of Long-Term Debt

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$20	$131	$27	$25	$25	$4,500	$4,728
CGP	27	71	23	27	203	2,085	2,436
Total	$47	$202	$50	$52	$228	$6,585	$7,164

Future Estimated Interest Payments

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$195	$384	$395	$405	$412	$497	$2,288
CGP	95	187	190	198	202	330	1,202
Total	$290	$571	$585	$603	$614	$827	$3,490
See Note 12 for details of our debt outstanding. This detail includes, among other information, a table presenting details of our individual borrowings outstanding as of June 30, 2015 and December 31, 2014, as well as discussion of recent changes in our debt outstanding, and changes in the terms of existing debt subsequent to December 31, 2014.
CERP Liquidity Discussion and Analysis
As of June 30, 2015, CERP’s cash and cash equivalents totaled $206 million. Its operating cash inflows are typically used for operating expenses, debt service costs and working capital needs. CERP is highly leveraged and a significant portion of its liquidity needs are for debt service. As of June 30, 2015, CERP had $4.7 billion face value of indebtedness outstanding, including capital lease indebtedness. See Note 12, for additional information related to CERP indebtedness and related restrictive covenants. Cash paid for interest for the six months ended June 30, 2015 was $200 million.
CERP’s operating cash inflows are used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. CERP’s ability to fund its operations, pay its debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond its control, and disruptions in capital markets and restrictive covenants related to its existing debt could impact CERP’s ability to secure additional funds through financing activities. We believe that CERP’s cash and cash equivalents balance, its cash flows from operations, and/or financing available under its revolving credit facility will be sufficient to meet normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
CERP Financing, Debt Covenant Compliance and Restrictions
As of June 30, 2015, the CERP Notes had an aggregate face value of $2.2 billion. The CERP Notes consist of (i) $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and (ii) $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021.
CERP Credit Facilities
As of June 30, 2015, the CERP Credit Facilities provided for an aggregate principal amount of up to $2.8 billion, composed of (i) senior secured term loans in an aggregate principal amount of $2.5 billion (“CERP Term Loans”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $270 million. The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of June 30, 2015, there was $95 million in borrowings outstanding under the senior secured revolving credit facility, and no amounts were committed to outstanding letters of credit.
See Note 12, “Debt - CERP Debt,” for a description of CERP’s debt covenant requirements and restrictions.
CGP Liquidity Discussion and Analysis
CGP’s primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the CGP’s revolving credit facilities (see Note 12). CGP’s cash and cash equivalents, excluding restricted cash, totaled $891 million as of June 30, 2015, and includes $73 million held by foreign subsidiaries.
CGP’s operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGP’s ability to refinance debt will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under CGP’s and its subsidiaries’ financing documents. Additionally, CGP’s ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond CGP’s control, and disruptions in capital markets and restrictive covenants related to CGP’s existing debt could impact CGP’s ability to fund liquidity needs, pay indebtedness and secure additional funds through financing activities.

We believe that CGP’s cash and cash equivalents balance, its cash flows from operations, and/or financing available under its revolving credit facility will be sufficient to meet normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Caesars Growth Properties Holdings (“CGPH”) Term Loan Credit Agreement
As of June 30, 2015, the CGPH Term Loan Credit Agreement also provided for the CGPH Term Loan with a face value of $1.2 billion and a $150 million revolving facility. The CGPH Term Loan matures in 2021 and requires quarterly payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. As of June 30, 2015, $60 million in borrowings were outstanding under the CGPH revolving credit facility, and no material amounts were committed to outstanding letters of credit.
CGPH Notes
As of June 30, 2015, the CGPH Notes had a face value of $675 million. The CGPH Notes include customary negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds.
Horseshoe Baltimore Financing
As of June 30, 2015, the Horseshoe Baltimore Credit Facility provided for (i) a $300 million senior secured term facility with a seven-year maturity, which was fully drawn as of June 30, 2015, and (ii) a $10 million senior secured revolving facility with a five-year maturity, which remained undrawn as of June 30, 2015.
As of June 30, 2015, the Horseshoe Baltimore FF&E Facility provided for an aggregate principal amount of up to $30 million to be used to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment (referred to as “FF&E”) or refinance the purchase price of FF&E purchased with other funds as part of the development of the Horseshoe Baltimore casino. As of June 30, 2015, $30 million was outstanding on the Horseshoe Baltimore FF&E Facility.
The Horseshoe Baltimore Credit Facility and Horseshoe Baltimore FF&E Facility contain affirmative and negative covenants customary for facilities of this type. Management believes that CGP is in compliance with the Baltimore Credit Facility and Baltimore FF&E Facility covenants as of June 30, 2015.
See Note 12, “Debt - CGP Debt,” for a description of CGP’s debt covenant requirements and restrictions.
Consolidated Liquidity Discussion and Analysis
Consolidated cash and cash equivalents, excluding restricted cash, totaled $1.6 billion as of June 30, 2015. In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facilities. CERP’s revolving credit facility provides for up to $270 million, of which $175 million remained as available borrowing capacity for CERP as of June 30, 2015. CGP’s total revolving credit facilities provide for up to $160 million, with $100 million available as of June 30, 2015.
We generated consolidated operating cash inflows of $101 million for the six months ended June 30, 2015, including negative operating cash flows of $220 million from CEOC before deconsolidation on January 15, 2015.
As previously noted, CEOC filed for reorganization under Chapter 11 of the Bankruptcy Code. Because of the absence of cross-default provisions in the indebtedness issued by other CEC subsidiaries and the modification of the parent guarantee (as discussed in Note 11, “Contractual Commitments and Contingent Liabilities”), we do not believe that the impact of the event of default by CEOC, resulting from its bankruptcy filing, will materially impact the liquidity of CEC and its consolidated subsidiaries as of June 30, 2015.
Going Concern. As described more fully in Note 1 and in Note 5, we are a defendant in litigation and other noteholder disputes relating to certain CEOC transactions dating back to 2010. These matters, if resolved against us, raise substantial doubt about Caesars ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 5.
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
Projected Capital Expenditures for 2015

(In millions)	Low	High
CERP	$130	$200
CGP	205	230
CES	30	50
Total	$365	$480
For the six months ended June 30, 2015, our capital spending totaled $227 million, net of a decrease in related payables of $11 million. These capital expenditures were primarily related to The LINQ Hotel renovation and the Atlantic City Convention and Meeting Center. Estimated total capital expenditures for 2015 are expected to be between $365 million and $480 million (excluding CEOC) and include funds for hospitality and maintenance projects, completion of The LINQ Hotel renovation and the Atlantic City Convention and Meeting Center, and funds for information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures. We expect to fund these capital expenditures from cash flows generated by our operating activities. CES capital expenditures will be funded by its Members.
Summary of Capital Expenditures

	Six Months Ended June 30,		Increase/ (Decrease)
(In millions)	2015	2014
Development	$75	$220	$(145)
Renovation/refurbishment	142	300	(158)
Other	10	16	(6)
Total capital expenditures	$227	$536	$(309)

Included in capital expenditures:	2015	2014
Capitalized payroll costs	$3	$5
Capitalized interest	9	29
Capital expenditures decreased $309 million in the six months ended June 30, 2015 compared with the prior year period, primarily due to development expenditures in 2014 associated with the Horseshoe Baltimore development and renovations for The Cromwell, which were completed in the second and third quarters of 2014, respectively, combined with the decline due to the deconsolidation of CEOC effective January 15, 2015.

Cash Flow Activity
Cash Flows from Operating Activities
Cash flows provided by operating activities was $101 million in 2015 compared with cash flows used in operating activities of $387 million in 2014. The increased cash flow was primarily due to an improvement in property operating cash flows from the operating results factors described previously for CERP, CGP Casinos, and CIE, combined with a decline in cash paid for interest due to the deconsolidation of CEOC effective January 15, 2015. However, this improvement was largely offset by cash outflows from CEOC during the 15-day period in 2015 preceding its deconsolidation.
Cash Flows from Investing Activities
Cash flows used in investing activities were $1.2 billion in 2015 compared with $2.0 billion in 2014. The decrease in cash flows used was primarily due to a $1.5 billion increase in restricted cash during 2014 related to a CEOC refinancing transactions that was not completed until the third quarter of 2014 compared with the 2015 deconsolidation of CEOC’s ending cash balance of $958 million as of January 15, 2015 combined with a decrease in acquisitions of property and equipment in 2015 compared with 2014.
Cash Flows from Financing Activities
Cash flows used in financing activities was $147 million in 2015 compared with $3.1 billion provided by financing activities in 2014. This was primarily due to decreased proceeds received from the issuance of long-term debt related to the four properties CGP acquired from CEOC in May 2014 and the debt refinancing completed by CEOC in 2014.
Contractual Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 12.
As of June 30, 2015, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2014 10-K.

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
Reconciliation of Net Income/(Loss) Attributable to Caesars to Property EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income/(loss) attributable to Caesars	$15	$(466)	$6,787	$(853)
Net income attributable to noncontrolling interests	35	34	60	37
Net income/(loss)	50	(432)	6,847	(816)
Loss from discontinued operations, net of income taxes	—	45	7	129
Income/(loss) from continuing operations, net of income taxes	50	(387)	6,854	(687)
Income tax (benefit)/provision	(4)	(167)	188	(309)
Income/(loss) from continuing operations before income taxes	46	(554)	7,042	(996)
Gain on deconsolidation of subsidiary and other	(7)	27	(7,096)	27
Interest expense	147	654	384	1,246
Income from operations	186	127	330	277
Depreciation and amortization	96	157	198	305
Write-downs, reserves, and project opening costs, net of recoveries	24	52	66	76
Impairment of intangible and tangible assets	—	17	—	50
Acquisition and integration costs and other	—	54	6	65
Corporate expense	45	68	91	119
EBITDA attributable to discontinued operations	—	(2)	—	(7)
Property EBITDA	$351	$473	$691	$885

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

•
the event that the First Lien Bond RSA or the Second Lien Bond RSA (collectively, the “RSAs”) may not be consummated in accordance with its terms, or persons not party to an RSA may successfully challenge the implementation thereof;

•	the length of time CEOC will operate in the Chapter 11 cases or CEOC’s ability to comply with the milestones provided by the RSAs;

•	risks associated with third party motions in the Chapter 11 cases, which may hinder or delay CEOC’s ability to consummate the restructuring as contemplated by the RSAs;

•	the potential adverse effects of Chapter 11 proceedings on Caesars Entertainment’s liquidity or results of operations;

•	the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the financial results of CGP’s business;

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015.
In light of the material weaknesses as of June 30, 2015, prior to the filing of this Form 10-Q for the period ended June 30, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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
We believe the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of June 30, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. We will continue to monitor the effectiveness of these remediation activities and expect to make further changes to improve the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the "10.00% Second-Priority Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, CAC,CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. Vice Chancellor Glasscock denied the motion to dismiss with respect to CEC on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes. Discovery in the action is underway, with a current deadline of September 30, 2015.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and that CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014. On January 16, 2015, the claims against the first lien note holder defendant were voluntarily dismissed and on June 29, 2015, the declaratory judgment claim against the second lien note holder defendants was also voluntarily dismissed. On July 6, 2015, the claim for tortious interference with prospective economic advantage brought by CEOC against the second lien note holders was voluntarily dismissed as well, without prejudice, leaving in the action only the tortious interference with prospective economic advantage claim brought by CEC against the second lien note holder defendants. On July 20, 2015, the Court granted the second lien note holder defendants’ motion to dismiss that claim and ordered that the action be marked disposed.
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings, the court denied a motion to dismiss both lawsuits with respect to CEC, and discovery is ongoing with respect to the plaintiffs' claims against CEC.
On November 25, 2014, UMB Bank (“UMB”), as successor indenture trustee for CEOC's 8.50% Senior Secured Notes due 2020 (the “8.50% Senior Secured Notes”), filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP, CES, and against individual past and present Board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully affected a release of CEC’s parent guarantee of the 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB Bank asked the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to the First Lien Bond RSA, the lawsuit also has been stayed in its entirety, with the consent of all of the parties to it. The consensual stay will expire upon the termination of the First Lien Bond RSA.
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
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A. (“BOKF”), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue.
In accordance with the terms of the applicable indentures and as previously disclosed under Item 8.01 in our Current Report on Form 8-K filed August 22, 2014, CEC is not subject to the above-described guarantees. As a result, we believe the demands for payment are meritless.
On March 3, 2015, BOKF filed a lawsuit (the “New York Second Lien Lawsuit”) against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed lawsuit (the “New York First Lien Lawsuit” and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits and the New York Second Lien Lawsuit, the “Parent Guarantee Lawsuits”) against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits that are taking place in Manhattan. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. CEC filed its opposition to those motions on July 24, 2015, and the motions will be fully briefed by August 7, 2015. The parties are separately also engaged in discovery in both actions.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
We believe that the claims and demands described above against CEC are without merit and we intend to defend the company vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. We believe that the Noteholder Disputes and the Parent Guarantee Lawsuits have a reasonably possible likelihood of an adverse outcome, but should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the “Financial Restructuring”), and should a court find in favor of the claimants in the Noteholder Disputes, such determination would likely lead to a reorganization under Chapter 11 of the Bankruptcy Code (see Note 1). We are not able to estimate a range of reasonably possible losses should any of the Noteholder Disputes ultimately be resolved against us, although they could potentially exceed $11 billion. (see Note 1).
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
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the benefits of Hilton employees and Park Place employees. CEOC is the ultimate successor to this Allocation Agreement. In 2013, a lawsuit was settled related to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, we received a letter from Hilton, notifying us of a lawsuit related to the Hilton Plan that alleged that CEC had a potential liability for the additional claims under the terms of the Allocation Agreement. Based on conversations between our representative and a representative of the defendants, we recorded a charge of $25 million during the second quarter 2010, representing CEC’s (including subsidiaries) allocated share of the total damages estimate.
In December 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter. We were subsequently informed that CEC’s obligation under the Allocation Agreement was approximately $54 million, and that approximately $19 million relates to contributions for historical periods and approximately $35 million relates to estimated future contributions. We met with Hilton representatives in March 2014 and had discussions subsequently. We cannot currently predict the ultimate outcome of this matter, but continue to believe that we may have various defenses against such claims, including defenses as to the amount of liabilities. On November 21, 2014, in response to a letter from Hilton, we agreed to attempt to mediate a resolution of the matter. On December 24, 2014, Hilton sued CEC and CEOC in federal court in Virginia primarily under the Employee Retirement Income Security Act (“ERISA”), and also under state contract and unjust enrichment law theories, for monetary and equitable relief in connection with this ongoing dispute. Hilton amended its lawsuit in January 2015 to remove CEOC as a defendant. We moved to dismiss the lawsuit in February 2015, and that motion was argued in March 2015. On April 14, 2015, the Court issued an Opinion dismissing with prejudice the unjust enrichment claim, and transferring the purported contract and ERISA claims to the Northern District of Illinois, as had been requested by CEC. The Northern District of Illinois subsequently referred the case to the Bankruptcy Court presiding over the CEOC bankruptcy, and the matter remains pending.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

See additional disclosures related to litigation and other matters in Notes 5.
Other Matters
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. We opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and our motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted. Absent a resolution, we expect the Bankruptcy Court to set an argument schedule at another hearing set for August 19, 2015.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. On October 11, 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter on January 13, 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been fully cooperating with both the FinCEN and grand jury investigations since October 2013. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12 million to $20 million. Caesars Palace is a subsidiary of CEOC and, because of CEOC’s Chapter 11 bankruptcy filing on January 15, 2015, has been, together with CEOC’s other subsidiaries, deconsolidated from CEC’s financial results. Accordingly, we expect that any financial penalties imposed upon Caesars Palace would have a limited impact on CEC’s financial results.

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
If a court were to find in favor of the claimants in the Noteholder Disputes, it would likely have a material adverse effect on our business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters.
We are subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2013. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Although the Delaware First Lien Lawsuit has been subject to a consensual stay pursuant to the First Lien Bond RSA since CEOC’s filing for Chapter 11, and the Delaware Second Lien Lawsuit is not proceeding with respect to fraud or breach of fiduciary duty claims, should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, including the new York First Lien Lawsuit, the New York Second Len Lawsuit or the Senior Unsecured Lawsuits, the transactions at issue in those lawsuits may be subject to rescission and/or the Company may be required to pay damages to the plaintiffs. In the event of an adverse outcome on one or all of these matters, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. See Note 5, “Litigation.”
A number of the Noteholder Disputes also involve claims (the “Guarantee Claims”) that the Company is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which the Company guaranteed CEOC’s obligations under those notes remain in effect. Such claims were most recently raised against Caesars Entertainment in the New York Second Lien Lawsuit filed on March 3, 2015 by BOKF, N.A. and in the New York First Lien Lawsuit filed on June 15, 2015 by UMB Bank, N.A., both in the United States District Court for the Southern District of New York (the “SDNY Court”). Adverse rulings on such claims New York Second Lien Lawsuit or any of the other Noteholder Disputes could negatively affect our position on such claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on such claims, CEC may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If CEC became obligated to pay amounts owed on CEOC’s indebtedness as a result of these claims, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. Accordingly, as certain of the Guarantee Claims have not been stayed, and given the timing on which these Guarantee Claims are proceeding and the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Certain matters in these lawsuits subject to summary judgment motions could be decided as early as August 2015, and in the event of an adverse outcome on such matters, CEC would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter.
Risks Related to the Bankruptcy Proceedings
CEOC and a substantial majority of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, and are subject to the risks and uncertainties associated with bankruptcy proceedings.
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its United States subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015 (see Note 4, “Deconsolidation of Caesars Entertainment Operating Company”).
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
While the Debtors’ operate their businesses as debtors-in-possession under supervision by the Bankruptcy Court, the Bankruptcy Court approval is required with respect to the Debtors’ business, and in some cases certain holders of claims in respect of claims under CEOC’s first lien notes and other indebtedness who have entered into a Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015 (the “First Lien Bond RSA”) with us and CEOC, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, including any statutory committees appointed in the Chapter 11 proceedings, and one or more hearings. Such committees and parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process could delay major transactions and limit the Debtors ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, the Debtors could be prevented from engaging in non-ordinary course activities and transactions that they believe are beneficial to them.

Additionally, the terms of the final cash collateral order entered by the Bankruptcy Court will limit the Debtors’ ability to undertake certain business initiatives. These limitations may include, among other things, the Debtors’ ability to:

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
We cannot assure you that any reorganization of the Debtors will be on terms contemplated by the RSAs or otherwise on terms acceptable to Caesars Entertainment.
We, CEOC and certain creditors entered into the First Lien Bond RSA, pursuant to which, among other things, CEOC agreed to file a plan of reorganization in accordance with the terms of the First Lien Bond RSA (the “Plan”). The creditors party to the First Lien Bond RSA have agreed to vote in favor of the Plan when properly solicited to do so, there are certain material conditions CEOC must satisfy under the First Lien Bond RSA, including the timely satisfaction of milestones in the Chapter 11 proceedings such as obtaining orders from the Bankruptcy Court with respect to the use of cash collateral, approval of the disclosure statement and confirmation of the Plan. There will be similar conditions in the restructuring agreement signed with holders of a significant amount of CEOC’s second-lien notes (the “Second Lien Bond RSA”) when it becomes effective. The Debtors’ ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. If the applicable creditors are not required to vote for the Plan, the Plan may not be confirmed, in which case there could be an alternative plan of reorganization that may or may not be acceptable to Caesars Entertainment.
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
Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met, and there can be no assurance that we and a requisite amount of the applicable creditors under the RSAs will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment of any non-accepting class, as well as any classes junior to such non-accepting class, than the treatment that will currently be provided in the Plan in accordance with the RSAs. Such less favorable treatment could include a distribution of property (including new securities) to the class affected by the modification of a lesser value than what the RSAs contemplate will be provided in the Plan or no distribution of property whatsoever under the Plan. In addition, any changes to the Plan, including any changes that would result in Caesars Entertainment no longer controlling the ownership or operations of CEOC, could have an adverse effect on Caesars Entertainment and its remaining operations. Changes to the Plan may also delay the confirmation of the Plan and the Debtors’ emergence from bankruptcy.
If the Plan contemplated by the RSAs is confirmed, CEC will be required to invest and pay significant amounts of cash in connection with the restructuring of CEOC, which may have a negative impact on Caesars’ business and operating condition.
If the Bankruptcy Court approves the Plan, in connection with the Debtors’ emergence from Chapter 11, CEC will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses and (ii) purchase up to approximately $1.0 billion of new equity in the restructured Debtors. As a result of these payments and investments, CEC may have less cash available in future periods for investments and operating expenses and, as a result, the confirmation of the Plan and emergence of the Debtors may have a negative impact on Caesars’ business and operating conditions.

If the Plan contemplated by the RSAs is confirmed, CEC will be required to guarantee the lease payments owed by the restructured operating company to the restructured property companies and the debt issued by the restructured operating company to the creditors and, if the restructured operating company is unable to or does not pay amounts due under the leases or debt, CEC will be obligated to pay the full amount.
If the Bankruptcy Court approves the Plan, in connection with the Debtors’ emergence from Chapter 11, Caesars Entertainment will guarantee (i) the two leases between the restructured operating company (“OpCo”) and the restructured property companies (“CPLV PropCo” and "Non-CPLV PropCo", collectively "PropCo") and (ii) OpCo’s senior secured credit facilities and first lien notes and second lien notes received by the Debtors’ creditors under the Plan (the “OpCo Debt”). Pursuant to the leases, CPLV PropCo and Non-CPLV PropCo will lease properties to OpCo: (1) for the Caesars Palace Las Vegas (“CPLV”) property (the “CPLV Lease”) and (2) for certain properties currently owned by CEOC other than CPLV (the “Non-CPLV PropCo Lease” and, together with the CPLV Lease, the “Leases”). Under the terms of a proposed management lease support agreement, Caesars Entertainment will guarantee the payment and performance of all monetary obligations of OpCo under the Leases. Under the terms of the guarantees of the OpCo Debt, Caesars Entertainment will provide a full guarantee of the OpCo Debt, secured by a first-priority pledge of substantially all of the material assets of Caesars Entertainment, subject to certain exceptions. If OpCo is unable to meet its monetary obligations under the Leases or the OpCo Debt, Caesars Entertainment may be subject to significant obligations, which could materially and adversely affect Caesars Entertainment’s business and operating conditions.
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
Any plan of reorganization that the Debtors may implement could affect both the Debtors’ capital structure and the ownership, structure and operation of the Debtors’ businesses and will reflect assumptions and analyses based on CEOC’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that CEOC considers appropriate under the circumstances. Whether actual future results and developments will be consistent with CEOC’s expectations and assumptions depends on a number of factors, including but not limited to (i) CEOC’s ability to substantially change the Debtors’ capital structure; (ii) CEOC’s ability to restructure the Debtors as a separate operating company and property company, with a real estate investment trust directly or indirectly owning and controlling the property company, (iii) the ability of the Debtors to obtain adequate liquidity and financing sources; (iv) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (v) the Debtors’ ability to retain key employees; and (vi) the overall strength and stability of general economic conditions in the United States and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of the Debtors’ businesses.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.1	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2015

10.2	Restructuring Support and Forbearance Agreement, dated as of July 20, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, and each of the holders of Second Lien Bond Claims party thereto.	—	8-K	—	10.1	7/21/2015

10.3	Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	8/3/2015

†10.4	Letter Agreement, dated February 4, 2015, among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Gary W. Loveman.	X

†10.5	Amendment No. 1 to Employment Agreement, made as of August 4, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC and Mark Frissora.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.	X	—	—	—	—
_______________

† Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

August 6, 2015	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer