Form 10-Q
period 2015-09-30
CAESARS ENTERTAINMENT Corp
filed 2015-11-09
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2015
Common stock, $0.01 par value	144,908,313

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (In millions, except par value)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents ($1,042 and $944 attributable to our VIE)	$1,609	$2,806
Restricted cash ($4 and $15 attributable to our VIE)	56	76
Receivables, net ($138 and $97 attributable to our VIE)	208	518
Due from affiliates ($39 and $0 attributable to our VIE)	39	—
Deferred income taxes ($5 and $5 attributable to our VIE)	149	5
Prepayments and other current assets ($51 and $27 attributable to our VIE)	144	225
Inventory ($4 and $3 attributable to our VIE)	14	43
Total current assets	2,219	3,673
Property and equipment, net ($2,623 and $2,570 attributable to our VIE)	7,630	13,456
Goodwill ($294 and $291 attributable to our VIE)	1,696	2,366
Intangible assets other than goodwill ($260 and $289 attributable to our VIE)	565	3,150
Restricted cash ($10 and $25 attributable to our VIE)	66	109
Deferred income taxes ($22 and $13 attributable to our VIE)	22	14
Deferred charges and other assets ($257 and $46 attributable to our VIE)	454	563
Total assets	$12,652	$23,331

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable ($143 and $79 attributable to our VIE)	$192	$349
Due to affiliates ($17 and $0 attributable to our VIE)	17	—
Accrued expenses and other current liabilities ($263 and $242 attributable to our VIE)	612	1,199
Accrued restructuring and support expenses	1,000	—
Interest payable ($53 and $37 attributable to our VIE)	200	736
Deferred income taxes ($8 and $2 attributable to our VIE)	8	217
Current portion of long-term debt ($70 and $20 attributable to our VIE)	189	15,779
Total current liabilities	2,218	18,280
Long-term debt ($2,273 and $2,292 attributable to our VIE)	6,788	7,230
Deferred income taxes ($7 and $8 attributable to our VIE)	1,208	2,079
Deferred credits and other liabilities ($124 and $124 attributable to our VIE)	179	484
Total liabilities	10,393	28,073
Commitments and contingencies (Note 11)
Stockholders’ equity/(deficit)
Caesars stockholders’ equity/(deficit)	1,052	(4,997)
Noncontrolling interests	1,207	255
Total stockholders’ equity/(deficit)	2,259	(4,742)
Total liabilities and stockholders’ equity/(deficit)	$12,652	$23,331
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED) (In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Casino	$535	$1,389	$1,738	$4,028
Food and beverage	211	395	639	1,144
Rooms	220	301	663	915
Interactive entertainment	192	162	555	431
Management fees	—	16	2	45
Other	117	183	351	486
Reimbursed management costs	—	61	10	190
Less: casino promotional allowances	(134)	(295)	(423)	(854)
Net revenues	1,141	2,212	3,535	6,385
Operating expenses
Direct expenses
Casino	279	834	913	2,413
Food and beverage	102	183	303	516
Rooms	59	82	171	242
Platform fees	54	46	154	122
Property, general, administrative, and other	336	562	982	1,565
Reimbursable management costs	—	61	10	190
Depreciation and amortization	98	165	296	471
Impairment of goodwill	—	289	—	289
Impairment of tangible and other intangible assets	—	210	—	260
Corporate expense	40	74	131	192
Other operating costs (1)	34	34	106	175
Total operating expenses	1,002	2,540	3,066	6,435
Income/(loss) from operations	139	(328)	469	(50)
Interest expense	(147)	(708)	(531)	(1,954)
Deconsolidation and restructuring of CEOC and other	(935)	(66)	6,162	(94)
Income/(loss) from continuing operations, before income taxes	(943)	(1,102)	6,100	(2,098)
Income tax benefit/(provision)	187	170	(1)	480
Income/(loss) from continuing operations, net of income taxes	(756)	(932)	6,099	(1,618)
Discontinued operations
Loss from discontinued operations	—	(46)	(7)	(189)
Income tax benefit/(provision)	—	(2)	—	11
Loss from discontinued operations, net of income taxes	—	(48)	(7)	(178)
Net income/(loss)	(756)	(980)	6,092	(1,796)
Net (income)/loss attributable to noncontrolling interests	(35)	72	(94)	35
Net income/(loss) attributable to Caesars	$(791)	$(908)	$5,998	$(1,761)

Earnings/(loss) per share - basic and diluted:
Basic earnings/(loss) per share from continuing operations	$(5.44)	$(5.96)	$41.46	$(11.16)
Basic loss per share from discontinued operations	—	(0.33)	(0.04)	(1.25)
Basic earnings/(loss) per share	$(5.44)	$(6.29)	$41.42	$(12.41)
Diluted earnings/(loss) per share from continuing operations	$(5.44)	$(5.96)	$40.92	$(11.16)
Diluted loss per share from discontinued operations	—	(0.33)	(0.04)	(1.25)
Diluted earnings/(loss) per share	$(5.44)	$(6.29)	$40.88	$(12.41)
Weighted-average common shares outstanding - basic	145	144	145	142
Weighted-average common shares outstanding - diluted	145	144	147	142
Comprehensive income/(loss):
Other comprehensive loss, net of income taxes	$—	$(1)	$—	$(4)
Comprehensive income/(loss)	(756)	(981)	6,092	(1,800)
Comprehensive (income)/loss attributable to noncontrolling interests	(35)	72	(94)	35
Comprehensive income/(loss) attributable to Caesars	$(791)	$(909)	$5,998	$(1,765)
_______________________

(1)	Other operating costs primarily consists of write-downs, reserves and project opening costs, net of recoveries, and acquisition and integration costs.
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT) (UNAUDITED) (In millions)

	Caesars Stockholders’ Equity/(Deficit)
	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2013	$1	$(16)	$7,231	$(10,321)	$(17)	$(3,122)	$1,218	$(1,904)
Net loss	—	—	—	(1,761)	—	(1,761)	(35)	(1,796)
Share-based compensation	—	(3)	31	—	—	28	—	28
Common stock issuances	1	—	136	—	—	137	—	137
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)	—	(4)
Allocation of minority interest resulting from sales and conveyances of subsidiary stock	—	—	754	—	4	758	(744)	14
Bond distribution to noncontrolling interest owners	—	—	—	—	—	—	(160)	(160)
Contribution to noncontrolling interest from retirement of debt	—	—	(45)	—	—	(45)	45	—
Other	—	—	(3)	—	—	(3)	(26)	(29)
Balance as of September 30, 2014	$2	$(19)	$8,104	$(12,082)	$(17)	$(4,012)	$298	$(3,714)

Balance as of December 31, 2014	$1	$(19)	$8,140	$(13,104)	$(15)	$(4,997)	$255	$(4,742)
Net income	—	—	—	5,998	—	5,998	94	6,092
Elimination of CEOC noncontrolling interest and deconsolidation (1)	—	—	—	—	16	16	854	870
Share-based compensation	—	(2)	41	—	—	39	—	39
Decrease in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	(13)	(13)
Other	—	—	(4)	—	—	(4)	17	13
Balance as of September 30, 2015	$1	$(21)	$8,177	$(7,106)	$1	$1,052	$1,207	$2,259
____________________

(1)	See Note 4.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions)

	Nine Months Ended September 30,
	2015	2014

Cash flows provided by/(used in) operating activities	$250	$(422)

Cash flows used in investing activities
Acquisitions of property and equipment, net of change in related payables	(285)	(817)
Deconsolidation of CEOC cash	(958)	—
Change in restricted cash	25	320
Proceeds from sale of assets	—	32
Proceeds from the sale and maturity of investments	25	17
Payments to acquire investments	(30)	(23)
Other	(3)	(2)
Cash flows used in investing activities	(1,226)	(473)

Cash flows provided by/(used in) financing activities
Proceeds from long-term debt	271	4,175
Debt issuance and extension costs and fees	—	(225)
Repayments of long-term debt	(391)	(2,689)
Payment of contingent consideration	(32)	—
Repurchase of management shares	(54)	—
Issuance of common stock, net of fees	—	138
Distributions to noncontrolling interest owners	(26)	(36)
Other	18	4
Cash flows provided by/(used in) financing activities	(214)	1,367

Cash flows used in discontinued operations
Cash flows used in operating activities	(7)	(59)
Cash flows used in investing activities	—	(2)
Cash used in discontinued operations	(7)	(61)

Net increase/(decrease) in cash and cash equivalents	(1,197)	411
Cash and cash equivalents, beginning of period	2,806	2,771
Cash and cash equivalents, end of period	$1,609	$3,182

Supplemental Cash Flow Information:
Cash paid for interest	$480	$1,552
Cash paid for income taxes	55	40
Non-cash investing and financing activities: Change in accrued capital expenditures	(20)	(1)

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
Note 1 - Organization
Organization
CEC is primarily a holding company with no independent operations of its own. It owns Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). As of September 30, 2015, CERP and CGP owned a total of 12 casino properties in the United States, eight of which are in Las Vegas. These eight casino properties represented 53% and 52% of consolidated net revenues for the three and nine months ended September 30, 2015, respectively.
CEC also holds a majority interest in Caesars Entertainment Operating Company, Inc. (“CEOC”). As described in Note 4, the results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC’s voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 15, 2015.
Caesars Enterprise Services, LLC
In 2014, CERP, CEOC and Caesars Growth Properties Holdings, LLC (“CGPH” and, collectively, the “Members”) formed Caesars Enterprise Services, LLC (“CES”), a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties, including substantially all of the 28 casino properties owned by CEOC, and ten casinos owned by unrelated third parties (including four Indian tribes). CES manages certain assets for the casinos to which it provides services and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement, we believe that CEC and its operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review. Therefore, CES is a "pass-through" entity that serves as an agent on behalf of the Members at a cost-basis, and is contractually required to fully allocate its costs. CES is designed to have no operating cash flows of its own, and any net income or loss is generally immaterial and is typically subject to allocation to the Members in the subsequent period.
Caesars Interactive Entertainment, Inc. (“CIE”)
We also consolidated the results of CIE, a majority owned subsidiary of CGP that operates an online games business providing social games on Facebook and other social media websites and mobile application platforms; certain real money games in Nevada and New Jersey; and “play for fun” offerings in other jurisdictions. CIE also owns the World Series of Poker (“WSOP”) tournaments and brand and licenses trademarks for a variety of products and businesses related to this brand.
Reportable Segments
We view each casino property and CIE as operating segments and currently aggregate all such casino properties and CIE into three reportable segments based on management’s view of these casino properties, which aligns with their ownership and underlying credit structures: CERP, Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”), and CIE. CGP Casinos is comprised of all subsidiaries of CGP excluding CIE. CEOC remained a reportable segment until its deconsolidation effective January 15, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Going Concern
Overview
The circumstances described in “CEC Liquidity” and “Litigation” below raise substantial doubt as to CEC’s ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared assuming that Caesars will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The following provides our analysis and the factors that were considered in reaching this conclusion.
Financial Condition as of December 31, 2014
Over the three-year period ended December 31, 2014, we incurred cumulative net losses totaling $7.2 billion, primarily due to $7.0 billion of interest expense resulting from our highly-leveraged capital structure. As of December 31, 2014, we had a total accumulated deficit of $13.1 billion and long term debt totaled $23.0 billion, including current portion of $15.8 billion. Our cumulative cash flows from operating activities were negative $772 million over the three-year period, primarily due to total cash paid for interest of $5.7 billion.
The substantial majority of the preceding negative financial factors occurred in our largest operating subsidiary, CEOC, which incurred cumulative net losses totaling $7.1 billion resulting from interest expense of $6.2 billion over the three-year period ended December 31, 2014. As of December 31, 2014, CEOC had a total accumulated deficit of $11.4 billion, and long term debt totaled $15.9 billion, including current portion of $15.8 billion. CEOC had experienced negative cash flows from operating activities over the three-year period, primarily due to cash paid for interest.
CEOC Reorganization
All of the foregoing factors raised substantial doubt about CEOC’s ability to continue as a going concern as of December 31, 2014, and contributed to the decision for CEOC and certain of its United States subsidiaries (the “Debtors”) to voluntarily file for reorganization under Chapter 11 of the Bankruptcy Code on January 15, 2015, in the United States Bankruptcy Court for Northern District of Illinois in Chicago (the “Bankruptcy Court”) (see Note 4).
Commitments Under the First Lien RSAs. As previously disclosed in Current Reports on Form 8-K, CEC and the Debtors are party to the (a) Fourth Amended and Restated Restructuring Support and Forbearance Agreement dated July 31, 2015, with certain holders of claims in respect of claims under CEOC’s first lien notes (the “First Lien Bond RSA”) (see also Note 19) and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC’s first lien credit agreement (the “First Lien Bank RSA” and, together with the First Lien Bond RSA, the “First Lien RSAs”).
The Effective Date of the CEOC’s plan of reorganization (the “Restructuring”) (the material terms of which are contained in the First Lien RSAs as they may be modified by their terms) is the date upon which all required conditions of the Restructuring have been satisfied or waived and on which the CEOC reorganization and related transactions will become effective.
CEOC filed a plan of reorganization on October 7, 2015, with the Bankruptcy Court (the “Plan”) that reflects the terms of the First Lien RSAs. Under the Plan, CEC has agreed to pay the following amounts and take other actions:

•	$406 million for forbearance fees in connection with the Restructuring, general corporate purposes and to fund sources and uses (“Fixed Payments”);

•	$75 million to CEOC if there is insufficient liquidity as of the Effective Date;

•	$25 million per month for the period from February 1, 2016 through the Effective Date for the benefit of the First Lien Noteholders (“Additional Consideration”);

•	Up to $63 million in upfront payments to certain First Lien Bank Lenders (“Upfront Payments”);

•	Purchase from the Settling First Lien Bank Lenders 100% of their respective First Lien Bank Obligations that survive the Effective Date (“Bank Guaranty Settlement”);

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•
Purchase up to all of OpCo equity for $700 million pursuant to the put rights, where holders of over 85% of the First Lien Notes have already indicated their intent to put their OpCo equity to CEC once received (“OpCo” refers to the proposed entity resulting from the Restructuring that will operate the CEOC Properties under a lease with PropCo. CEOC Properties refers to those properties owned by CEOC as of the Petition Date. See Note 4.);

•
Purchase up to 14.8% of PropCo equity for $269 million pursuant to the put rights (“PropCo” refers to the proposed entity resulting from the Restructuring that will own the CEOC Properties as of the Effective Date.);

•	Give PropCo a right of first refusal on all new domestic non-Las Vegas opportunities, with CEC or OpCo leasing such properties;

•	Give PropCo a call right to purchase Harrah’s Atlantic City and Harrah’s Laughlin;

•	Guarantee OpCo’s monetary obligations to PropCo under the leases; and

•	Enter into a guaranty of collection of the OpCo debt received by the First Lien Bank Lenders and First Lien Noteholders.
The Restructuring is subject to approval by the Bankruptcy Court and the receipt of required gaming regulatory approvals. Because more than a majority of the first lienholders have approved the First Lien RSAs, we believe it is probable that the contingent obligations will be paid and, therefore, we have accrued the items below in Deconsolidation and Restructuring of CEOC and Other in the consolidated condensed statements of operations:

Description (in millions)	Amount
Fixed payments (1)	$406
Additional consideration (2)	138
Upfront payments (3)	63
Bank guaranty settlement	359
Total accrued restructuring and support expenses	$966
____________________

(1)	$85 million was paid in fourth quarter of 2015

(2)	For the purposes of determining this amount, the Effective Date is estimated to be in the third quarter of 2016; however this date is outside of our control and is highly subject to change.

(3)	$57 million was paid in fourth quarter of 2015
Additional Potential Commitments. In addition to terms described above relative to the First Lien RSAs, under the terms of the Plan, CEC will pay the following if certain classes of CEOC’s unsecured creditors vote in favor of the Plan and if the Plan is approved by the Court:

•	Up to $450 million in principal amount of 5% convertible notes to be issued by CEC;

•
Up to 9.8% of PropCo equity purchased pursuant to the PropCo put rights and/or cash in an amount equal to the shortfall from 9.8% of PropCo equity (at Plan value) if the PropCo put rights are not fully exercised;

•	The consideration CAC would have received under the Plan on account of CEOC’s unsecured notes held by CAC; and

•	Give PropCo a call right to purchase Harrah’s New Orleans.
Payment to CEOC. In addition, and separate from the transactions and agreements described above, if there is not a comprehensive out of court restructuring of CEOC's debt securities or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes by February 15, 2016, CEC will be obligated upon demand to make an additional payment to CEOC of $35 million. During the first quarter of 2015, we accrued this liability in Accrued Restructuring and Support Expenses on the consolidated condensed balance sheet.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Caesars’ Financial Condition
During the nine months ended September 30, 2015, we recognized net income of $6.0 billion, which includes a $7.1 billion gain recognized upon the deconsolidation of CEOC, and generated operating cash flows of $250 million, which includes $220 million of negative operating cash flow attributable to CEOC prior its deconsolidation. As of September 30, 2015, subsequent to the deconsolidation of CEOC, we had a total accumulated deficit of $7.1 billion and long term debt totaled $7.0 billion, including current portion of $189 million.
CEC Liquidity
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. Its primary assets at September 30, 2015, consist of $349 million in cash and cash equivalents and its ownership interests in CEOC, CERP and CGP. The restrictions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) generally do not allow for CERP, CGP, or their subsidiaries to provide dividends to CEC. In addition, CEC does not receive any financial benefit from CEOC during CEOC’s bankruptcy, as all earnings and cash flows are retained by CEOC for the benefit of its creditors.
CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries. Accordingly, CEC cash outflows are primarily used for corporate development opportunities and other corporate-level activity. CEC is generally limited to raising additional capital through borrowings or equity transactions because it has no operations of its own and the restrictions on its subsidiaries under lending arrangements generally prevent the distribution of cash from the subsidiaries to CEC, except for certain restricted payments that CERP and CGPH are authorized to make in accordance with their lending arrangements.
While we do have sufficient liquidity at present to meet existing obligations and continue operations, we made material commitments under the Restructuring described above that have been accrued as of September 30, 2015. The completion of the previously announced merger of Caesars and CAC is expected to aid CEC in meeting these commitments; however, based on our current forecasts, we estimate that CEC will require additional sources of funding to meet its commitments because CEC has no operations of its own or through its subsidiaries that contribute to its liquidity. We are evaluating additional sources of liquidity that will ensure that CEC can meet its commitments under the Restructuring, but have not yet secured additional funding. Furthermore, if the merger with CAC is not completed for any reason, CEC would still be liable for these contributions.
Guarantee of Collection
In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee was limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consented to the Bank Amendment. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts. As part of the Bank Guaranty Settlement disclosed above, the CEOC creditors have agreed to eliminate the CEC Collection Guarantee, and we recorded $359 million as an estimate of the liability based on the terms of the agreement.
Litigation
In addition to financial commitments described above, we have the following outstanding uncertainties for which we have not accrued any amounts, all of which are described in Note 5:

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014 (the “Delaware Second Lien Lawsuit”);

•	Litigation commenced by parties on September 3, 2014 and October 2, 2014 (the “Senior Unsecured Lawsuits”);

•	Litigation commenced by UMB Bank on November 25, 2014 (the “Delaware First Lien Lawsuit”);

•	Demands for payment made by Wilmington Savings Fund Society, FSB on February 13, 2015 (the “February 13 Notice”);

•	Demands for payment made by BOKF, N.A., on February 18, 2015 (see “February 18 Notice”);

•	Litigation commenced by BOKF, N.A. on March 3, 2015 (the “New York Second Lien Lawsuit”);

•	Litigation commenced by UMB Bank on June 15, 2015 (the “New York First Lien Lawsuit”);

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	Litigation commenced by Wilmington Trust, National Association on October 20, 2015 (the “New York Senior Notes Lawsuit”); and

•	Litigation commenced by Trustees of the National Retirement Fund in January 2015 (“NRF Litigation”).
Summary
The circumstances described in “CEC Liquidity” above raise substantial doubt as to CEC’s ability to continue as a going concern beyond the Effective Date while continuing to meet its commitments under the Restructuring. Additionally, in each of the litigation matters, claims have been made or could be made against CEC that, if resolved against us, raise substantial doubt about CEC’s ability to continue as a going concern. Under the terms of the Plan that was filed with the Bankruptcy Court, all of the above litigation should be resolved. However, in the event of a material adverse ruling on one or all of the litigation matters set forth above, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary.
Note 2 — Basis of Presentation and Consolidation
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of Caesars have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2015 fiscal year. All amounts presented in these consolidated condensed financial statements and notes thereto exclude the operating results and cash flows of CEOC subsequent to January 15, 2015, and the assets, liabilities, and equity of CEOC as of September 30, 2015.
Consolidation of Subsidiaries and Variable Interest Entities
We consolidate into our financial statements the accounts of all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (1) affiliates that are more than 50% owned are consolidated; (2) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we have determined that we have significant influence over the entities; and (3) investments in affiliates of 20% or less are generally accounted for using the cost method.
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
Consolidation of Caesars Growth Partners
Because the equity holders in CGP receive returns disproportionate to their voting interests and substantially all the activities of CGP are related to Caesars, CGP has been determined to be a VIE. CAC is the sole voting member of CGP. Common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings (as defined in Note 18). The

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

assets held by CGP originally came from Caesars and continue to be intrinsically closely associated with Caesars through the nature of the business, as well as ongoing service and management agreements. Additionally, Caesars is expected to receive the majority of the benefits or absorb the majority of the losses from its higher economic participation in CGP. Since Caesars is more closely associated with CGP than CAC, we have determined that Caesars is the primary beneficiary of CGP and is required to consolidate them. Neither CAC nor CGP guarantees any of CEC’s debt, and the creditors or beneficial holders of CGP have no recourse to the general credit of CEC.
CGP generated net revenues of $601 million and $486 million for the three months ended September 30, 2015 and 2014, respectively, and $1.7 billion and $1.1 billion for the nine months ended September 30, 2015 and 2014, respectively. Net loss attributable to Caesars related to CGP was $6 million and $32 million for the three months ended September 30, 2015 and September 30, 2014, respectively. There was no material net income attributable to Caesars related to CGP for the nine months ended September 30, 2015 compared with net loss of $119 million for the nine months ended September 30, 2014.
CGP is obligated to issue additional non-voting membership units to CEC in 2016 to the extent that the earnings from CIE’s social and mobile games business exceeds a specified threshold amount in 2015. CGP recorded a liability representing the fair value of the additional contingently issuable non-voting membership units of $238 million and $347 million as of September 30, 2015 and December 31, 2014, respectively. Such liability is eliminated in our consolidation of CGP.
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
As described in Note 4, effective January 15, 2015, CEOC is no longer a consolidated subsidiary. Therefore, CEOC’s ownership interest in CES, totaling $16 million, is accounted for as noncontrolling interest.
Consolidation Considerations for Caesars Entertainment Operating Company
As described in Note 4, CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We have concluded that CEOC is a VIE and that we are not the primary beneficiary of CEOC. See Note 18 for additional information on the carrying amounts and classification of assets and liabilities that relate to our variable interest in CEOC.
Note 3 — Liquidity Considerations
We are a highly-leveraged company and had $7.1 billion in face value of debt outstanding as of September 30, 2015. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our estimated consolidated debt service obligation for the remainder of 2015 is $274 million, consisting of $62 million in principal maturities and $212 million in required interest payments. Our estimated consolidated debt service obligation for 2016 is $710 million, consisting of $141 million in principal maturities and $569 million in required interest payments.
Consolidated cash and cash equivalents, excluding restricted cash, as of September 30, 2015 as shown in the table below, includes amounts held by CERP, CGP, and CES, which are not readily available to CEC. Parent reflects CEC and its various non-operating subsidiaries.
Cash and Available Revolver Capacity

	September 30, 2015
(In millions)	CERP	CES	CGP	Parent
Cash and cash equivalents	$218	$141	$901	$349
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(81)	—	(45)	—
Total	$407	$141	$1,016	$349

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Future Maturities of Long-Term Debt

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$11	$117	$26	$25	$25	$4,500	$4,704
CGP	51	24	21	26	203	2,086	2,411
Total	$62	$141	$47	$51	$228	$6,586	$7,115

Future Estimated Interest Payments

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$149	$384	$383	$391	$396	$485	$2,188
CGP	63	185	184	188	192	318	1,130
Total	$212	$569	$567	$579	$588	$803	$3,318
See Note 12 for details of our debt outstanding and related restrictive covenants, including the restrictions on our subsidiaries to pay dividends to CEC or otherwise transfer cash to CEC. This detail includes, among other information, a table presenting details of our individual borrowings outstanding as of September 30, 2015 and December 31, 2014, as well as discussion of recent changes in our debt outstanding, and changes in the terms of existing debt subsequent to September 30, 2015.
Note 4 — Deconsolidation of Caesars Entertainment Operating Company
Chapter 11 Filing for Reorganization
As previously disclosed in our 2014 10-K, on January 15, 2015 (the “Petition Date”), CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in order to implement a restructuring plan for balance sheet deleveraging. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. CEC, exclusive of its subsidiaries, CERP, and CGP are separate entities with independent capital structures and have not filed for bankruptcy relief. In addition, all Caesars Entertainment properties, and those owned by CEOC, are continuing to operate in the ordinary course. Under the proposed plans, Caesars Entertainment will make substantial cash and other contributions as part of implementing the ultimate restructuring plans if they are agreed upon by the applicable parties and approved by the Bankruptcy Court (see “CEOC Reorganization” in Note 1).
Deconsolidation of CEOC
CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We have concluded that CEOC is a VIE, subsequent to its filing for bankruptcy, because the holders of equity at risk (including us) as a group no longer had the power to make the primary decisions. Our assessment focused on indicators that CEC did not have significant influence over the operating and financial policies of CEOC, primarily including:

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
Accordingly, we are not the primary beneficiary of CEOC because we have concluded that the equity owners, including CEC, only possess non-substantive voting rights; CEC is not operating CEOC as debtor-in-possession as the CEC Board has ceded its authority to the Bankruptcy Court; CEC management cannot carry on activities necessary for the ordinary course of business without Bankruptcy Court approval; and CEOC still manages day-to-day operations, but does not have discretion to make significant capital or operating budgetary changes or decisions, purchase or sell significant assets, or approve management or employee

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

compensation arrangements. Ultimately, CEOC’s material decisions are still subject to review by the Creditors Committees and the Bankruptcy Court.
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
During the third quarter of 2015, we recorded a $32 million increase to the gain recognized on the deconsolidation of CEOC due to a correction to the allocation of deferred taxes to CEOC determined as part of our return to provision reconciliation.
Related Party Relationship
Subsequent to the Petition Date, CEOC will continue to fund all expenses related to its operations that are being provided by CES and can continue to perform on its intercompany obligations to all Caesars entities. However, upon filing for Chapter 11 and the subsequent deconsolidation, transactions with CEOC are no longer eliminated in consolidation and are treated as related party transactions for Caesars Entertainment. These transactions include items such as casino management fees paid to CEOC, insurance expenses related to insurance coverage provided to CEOC by Caesars Entertainment, and rent payments by CEOC to CERP under the Octavius Tower lease agreement (see Note 18).
Note 5 — Litigation
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the "10.00% Second-Priority Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, CAC,CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes. We believe that fact discovery in the case is substantially complete. No trial date has been set.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. Plaintiffs in the action that involves both tranches of Senior Unsecured Notes have moved for summary judgment, and under the schedule imposed by the court, briefing on such motion will be completed by December 2, 2015. Plaintiffs in the other action, brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes, have indicated that they will move for class certification, and under the schedule imposed by the court for this motion, briefing will be completed by February 1, 2016.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On March 3, 2015, BOKF filed a lawsuit (the “New York Second Lien Lawsuit”) against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the “New York First Lien Lawsuit”) against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits (as defined below) that are taking place in Manhattan. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, where it remains pending. Meanwhile, the parties have completed fact discovery in both actions and currently are engaged in expert discovery.
On October 20, 2015, Wilmington Trust, National Association (“Wilmington Trust”), filed a lawsuit (the “New York Senior Notes Lawsuit” and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the “Parent Guarantee Lawsuits”) against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the “10.75% Senior Notes”). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC's initial response to the complaint is currently scheduled to be filed on or before November 12, 2015.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The denial was affirmed by the United States District Court for the Northern District of Illinois in October 2015, and currently is on appeal to the United States Court of Appeals for the Seventh Circuit, with oral arguments scheduled for December 10, 2015. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
We believe that the claims and demands described above against CEC are without merit and we intend to defend the company vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. See additional disclosure relating to CEOC’s Chapter 11 filing in Note 4. We believe that the Noteholder Disputes and the Parent Guarantee Lawsuits have a reasonably possible likelihood of an adverse outcome, but should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the “Financial Restructuring”), and should a court find in favor of the claimants in some or all of the Noteholder Disputes, such determination would likely lead to a reorganization under Chapter 11 of the Bankruptcy Code (see Note 1). We are not able to estimate a range of reasonably possible losses should any of the Noteholder Disputes ultimately be resolved against us, although they could potentially exceed $11 billion.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. We opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEOC’s motion that NRF’s action violated the automatic stay and our motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted, but the court has yet to rule.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter in January 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of the Company and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the “GCB”) on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace’s bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a “look-back” for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval.
CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
CEOC continues to cooperate with the Department of Justice in its investigation of this matter. We do not believe the outcome will have a material impact on our consolidated financial position, results of operations, or cash flows.
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
Note 6 — Recently Issued Accounting Pronouncements
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual disclosures will be substantially revised. In August 2015, the FASB issued an update to defer the effective date to annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
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
In February 2015, the FASB issued authoritative guidance amending Topic 810, Consolidation. The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the accounting standard by placing more emphasis on risk of

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met. Further, the ASU reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE") and changes consolidation conclusions in several industries that typically make use of VIEs. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
Note 7 — Discontinued Operations
Discontinued Operations
Discontinued operations primarily include properties owned by CEOC, which was deconsolidated effective January 15, 2015 (see Note 4).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net revenues
Showboat Atlantic City	$—	$34	$—	$115
Harrah’s Tunica	—	—	—	46
Other	—	—	—	2
Total net revenues	$—	$34	$—	$163

Pre-tax income/(loss) from operations
Showboat Atlantic City	$—	$(24)	$(6)	$(36)
Harrah’s Tunica	—	(23)	—	(119)
Other	—	1	(1)	(34)
Total pre-tax loss from discontinued operations	$—	$(46)	$(7)	$(189)

Income/(loss), net of income taxes
Showboat Atlantic City	$—	$(26)	$(6)	$(25)
Harrah’s Tunica	—	(23)	—	(119)
Other	—	1	(1)	(34)
Total loss from discontinued operations, net of income taxes	$—	$(48)	$(7)	$(178)
Note 8 — Property and Equipment

(In millions)	September 30, 2015	December 31, 2014
Land and land improvements	$3,582	$6,218
Buildings, riverboats, and improvements	4,113	7,506
Furniture, fixtures, and equipment	1,321	2,685
Construction in progress	41	302
Total property and equipment	9,057	16,711
Less: accumulated depreciation	(1,427)	(3,255)
Total property and equipment, net	$7,630	$13,456
Capitalized interest was $11 million for the nine months ended September 30, 2015, primarily related to the Atlantic City Convention Center construction and room renovation at The LINQ Hotel & Casino and Bally’s Hotel & Casino. Capitalized interest was $39 million for the nine months ended September 30, 2014, primarily related to The LINQ Promenade and Horseshoe Baltimore.
Depreciation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Depreciation expense (1)	$76	$168	$224	$435
____________________

(1)	Included in depreciation and amortization, corporate expense, and income/(loss) from discontinued operations
Tangible Asset Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Continuing operations	$—	$53	$—	$61
Discontinued operations	—	—	—	68
Total	$—	$53	$—	$129
We recorded tangible asset impairment charges related to continuing operations totaling $53 million and $61 million for the three and nine months ended September 30, 2014, respectively. In the third quarter of 2014, due to a decline in recent performance and downward adjustments to expectations of future performance, we determined it was necessary to perform an assessment for impairment for certain of our properties, which resulted in an impairment charge of $50 million.
We recorded tangible asset impairment charges of $67 million in the first quarter of 2014, as a result of our decision to close Harrah's Tunica. We have presented the operations of the Harrah's Tunica casino as discontinued operations in the Consolidated Condensed Statements of Operations.
Note 9 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2014	$636	$2,366	$2,514
Additions	—	3	—
Amortization	(67)	—	—
CEOC goodwill and intangible assets	(152)	(673)	(2,366)
Balance as of September 30, 2015	$417	$1,696	$148
Intangible Asset Impairment Charges - Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Goodwill	$—	$289	$—	$289
Trademarks	—	—	—	13
Gaming Rights and other	—	157	—	186
Total	$—	$446	$—	$488
During the first quarter of 2015, we completed the fair value analysis related to the goodwill of certain properties that had a triggering event in the fourth quarter of 2014 but we were not able to finalize in 2014, which confirmed there was no additional goodwill impairment required as of December 31, 2014.
During the first and second quarters of 2014, as a result of declining financial results in certain of our markets, we recorded impairment charges related to certain gaming rights and trademarks. During the third quarter of 2014, as a result of a decline in

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

recent performance and downward adjustments to expectations of future performance in certain of our markets, we recognized impairment charges related to goodwill and gaming rights for certain of our properties.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2015				December 31, 2014
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Customer relationships	5.6	$893	$(552)	$341	$1,265	$(736)	$529
Contract rights	9.3	3	(1)	2	84	(81)	3
Developed technology	2.4	118	(67)	51	188	(109)	79
Gaming rights	8.8	43	(20)	23	47	(22)	25
		$1,057	$(640)	417	$1,584	$(948)	636
Non-amortizing
Gaming rights				22			934
Trademarks				126			1,580
				148			2,514
Total intangible assets other than goodwill				$565			$3,150
Note 10 — Fair Value Measurements
Investments

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2015
Assets:
Equity securities	$4	$4	$—	$—
Government bonds	70	—	70	—
Total assets at fair value	$74	$4	$70	$—

December 31, 2014
Assets:
Equity securities	$15	$15	$—	$—
Government bonds	70	—	70	—
Total assets at fair value	$85	$15	$70	$—
Investments consist of equity and debt securities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. The majority of these investments are in deferred charges and other assets in our Consolidated Balance Sheets, while a portion is included in prepayments and other current assets. As of September 30, 2015 and December 31, 2014, gross unrealized gains and losses on marketable securities were not material.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Effect of Non-designated Derivative Instruments on Net Loss

(In millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of Loss Recognized in Net Loss	2015	2014	2015	2014
Net periodic cash settlements and accrued interest (1)	Interest expense	$—	$45	$—	$133
Total expense related to derivatives	Interest expense	—	3	7	12
___________________

(1)	The derivative settlements under the terms of the interest rate swap agreements were recognized as interest expense and were paid monthly or quarterly prior to their expiration in January 2015.
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
Note 11 — Contractual Commitments and Contingent Liabilities
Contractual Commitments
Except as described in Note 1, during the nine months ended September 30, 2015, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2014.
Interest Payments
As of September 30, 2015, our estimated interest payments for the rest of the year ending December 31, 2015 are $212 million, for the years ended December 31, 2016 through 2019 are $569 million, $567 million, $579 million, and $588 million, respectively, and $803 million in total thereafter through maturity. See Note 12 for details of our debt outstanding.
Contingent Liabilities
Self-Insurance
Prior to the deconsolidation of CEOC, we were self-insured for employee medical (health, dental and vision) and risk insurance, including workers compensation, and our insurance claims and reserves included accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. As of December 31, 2014, we had total self-insurance liability accruals of $185 million. We continue to be self-insured for workers compensation and other risk insurance as of September 30, 2015, with a total estimated self-insurance liability of $158 million, and estimated employee medical insurance claims of $15 million have been funded as of September 30, 2015.
Deferred Compensation and Employee Benefits
Deferred Compensation Plans
As of September 30, 2015, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, the Park Place Entertainment Corporation Executive Deferred Compensation Plan, the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan. These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were previously included in Caesars’ consolidated financial statements as liabilities due to the consolidation of CEOC. As of September 30, 2015, Caesars has recorded in the accompanying financial statements $46

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

million in liabilities, representing the estimate of its obligations under the deferred compensation plans described above. The additional liability in respect of these plans that Caesars has not recorded is approximately $27 million, as it was determined that this portion of the liability was attributable to CEOC.
Trust Assets
CEC is a party to a trust agreement and an escrow agreement, each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the trust agreement were approximately $64 million as of September 30, 2015, and amounts held pursuant to the escrow agreement were approximately $53 million as of September 30, 2015.
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
Note 12 — Debt
Summary of Debt by Financing Structure

	September 30, 2015		December 31, 2014
(In millions)	Face Value	Book Value	Book Value
CEOC	$—	$—	$15,930
CERP	4,704	4,634	4,754
CGP	2,411	2,343	2,312
CEC	—	—	13
Total Debt	7,115	6,977	23,009
Current Portion of Long-Term Debt	(189)	(189)	(15,779)
Long-Term Debt	$6,926	$6,788	$7,230
Current Portion of Long-Term Debt
The current portion of long-term debt is $189 million as of September 30, 2015. For CERP, the current portion of long-term debt is $119 million, which includes the $81 million outstanding under CERP’s revolving credit facility as well as principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations. For CGP, the current portion of long-term debt is $70 million, which includes the $45 million outstanding under the CGPH revolving credit facility as well as principal payments on term loans, special improvement district bonds, and various capitalized lease obligations.
Borrowings under the revolving credit facilities are each subject to separate note agreements executed based on the provisions of the applicable credit facility agreements, and each note has a contractual maturity of less than one year. The applicable credit facility agreements each have a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balances on a long-term basis; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and are classified as current.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Debt Discounts and Deferred Finance Charges
Debt discounts and deferred finance charges incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Effective for our quarter ended June 30, 2015, we adopted authoritative guidance amending the existing requirements for the presentation of deferred finance charges. The amendments to the guidance require that deferred finance charges related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. As of December 31, 2014, we have reclassified $204 million of unamortized deferred finance charges from deferred charges and other assets to long-term debt on our Consolidated Balance Sheets.
As of September 30, 2015 and December 31, 2014, book values of debt are presented net of total unamortized discounts of $107 million and $2.4 billion, respectively, and total unamortized deferred finance charges of $31 million and $204 million, respectively.
Fair Value
As of September 30, 2015 and December 31, 2014, our outstanding debt had fair values of $6.5 billion and $17.5 billion, respectively, and face values of $7.1 billion and $25.6 billion, respectively. We estimated the fair value of debt based on borrowing rates available as of September 30, 2015 and December 31, 2014 for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
CEOC Debt
As described in Note 4, we deconsolidated CEOC effective January 15, 2015. Therefore, no amounts are reported for CEOC debt as of September 30, 2015.

December 31, 2014
(In millions)	Book Value
Secured Debt	$9,884
Credit Facilities (1)	5,106
Subsidiary-Guaranteed Debt	477
Unsecured Senior Debt	463
Other Unsecured Borrowings	77
Total CEOC Debt	16,007
Additional Debt Discount	(77)
Total CEOC Debt, as consolidated	$15,930
___________________
(1) CEC guarantees collection of amounts under the CEOC Credit Facilities (see Note 1)
CERP Debt

	September 30, 2015				December 31, 2014
Detail of Debt (Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
Secured Debt
CERP Term Loan	2020	7.00%	$2,456	$2,407	$2,420
CERP Revolving Credit Facility	2018	various	81	81	180
CERP First Lien Notes	2020	8.00%	1,000	991	990
CERP Second Lien Notes	2021	11.00%	1,150	1,138	1,137
Capitalized Lease Obligations and other	to 2017	various	17	17	27
Total CERP Debt			4,704	4,634	4,754
Current Portion of CERP Long-Term Debt			(119)	(119)	(39)
CERP Long-Term Debt			$4,585	$4,515	$4,715

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CERP Financing
CERP Credit Facilities
As of September 30, 2015, the CERP Credit Facilities provided for an aggregate principal amount of up to $2.7 billion, composed of (i) senior secured term loans in an aggregate principal amount of $2.5 billion (the “CERP Term Loans”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $270 million. The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of September 30, 2015, $81 million of borrowings were outstanding under the CERP revolving credit facility, and no amounts were committed to outstanding letters of credit.
CERP Notes
As of September 30, 2015, the CERP Notes had an aggregate face value of $2.2 billion. The CERP Notes consist of (i) $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 (the “CERP First Lien Notes”) and (ii) $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021 (the “CERP Second Lien Notes”).
CERP pledged a significant portion of its assets as collateral under the CERP Credit Facilities and the CERP Notes.
Registration Statement
In connection with the original financing of CERP, CERP committed to register the CERP Notes originally issued pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), under a registration statement with the SEC by November 17, 2014. Accordingly, CERP registered the CERP Notes pursuant to a registration statement on Form S-4, which was declared effective on February 10, 2015.
The terms of the registered CERP Notes are substantially identical to those of the originally-issued CERP Notes, except that the registered CERP Notes no longer have transfer restrictions or registration rights. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by CERP and each of its subsidiaries on a senior secured basis. CERP is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
CERP Restrictive Covenants
The CERP Notes and CERP Credit Facilities include negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities).
The CERP Credit Facilities also contain certain customary affirmative covenants and require that CERP maintains a senior secured leverage ratio (“SSLR”) of no more than 8.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CERP Adjusted EBITDA”). CERP is in compliance with the CERP Credit Facilities covenant as of September 30, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGP Debt

	September 30, 2015				December 31, 2014
Detail of Debt (Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Book Value
Secured Debt
CGPH Term Loan (1)	2021	6.25%	$1,160	$1,127	$1,133
CGPH Revolving Credit Facility	2019	various	45	45	—
CGPH Notes (1)	2022	9.38%	675	660	659
Horseshoe Baltimore Credit and FF&E Facilities	2019 to 2020	8.25% - 8.75%	329	316	316
Cromwell Credit Facility	2019	11.00%	178	172	178
Other Secured Debt	2018	8.00%	5	4	4
Special Improvement District Bonds	2037	5.30%	14	14	14
Capital Lease Obligations and other	2015 to 2017	various	5	5	8
Total CGP Debt (2)			2,411	2,343	2,312
Current Portion of CGP Long-Term Debt			(70)	(70)	(20)
CGP Long-Term Debt			$2,341	$2,273	$2,292
____________________

(1)	Guaranteed by an indirect subsidiary of Caesars Growth Partners, LLC and certain of its wholly owned subsidiaries

(2)
As of September 30, 2015, CIE had $20 million drawn under a revolver arrangement with Caesars Entertainment. Accordingly, such debt is not considered outstanding in the above presentation. This balance was subsequently paid in October 2015.

CGPH Credit Facilities
As of September 30, 2015, the CGPH Credit Facilities provided for an aggregate principal amount of up to $1.3 billion, composed of (i) senior secured term loans in an aggregate principal amount of the with a face value of $1.2 billion (“CGPH Term Loans”) and (ii) a senior secured revolving credit facility in aggregate principal of up to $150 million. As of September 30, 2015, $45 million of borrowings were outstanding under the CGPH revolving credit facility, and no material amounts were committed to outstanding letters of credit.
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
The CGPH Term Loan also requires that CGPH maintains an SSLR of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“CGPH Adjusted EBITDA”). CGP is in compliance with the CGPH Term Loan covenants as of September 30, 2015.
CGPH Notes
As of September 30, 2015, the CGPH Notes had a face value of $675 million. The CGPH Notes include negative covenants, subject to certain exceptions, and contains affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions), all of the preceding being customary in nature.
The CGPH Notes are secured by substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
Registration Rights Agreement. In connection with the issuance of the CGPH Notes, CGPH committed to register the CGPH Notes by April 17, 2015, which were originally issued pursuant to Rule 144A and Regulation S of the Securities Act. Accordingly, CGPH registered the notes pursuant to a registration statement on Form S-4, which was declared effective on June 26, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The terms of the registered CGPH Notes are substantially identical to those of the originally-issued CGPH Notes, except that the registered CGPH Notes have no transfer restrictions or registration rights. The CGPH Notes are guaranteed by CGPH and certain subsidiaries (subject to exceptions). In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
Horseshoe Baltimore Credit and FF&E Facilities
As of September 30, 2015, the Horseshoe Baltimore Credit Facility provided for an aggregate principal amount of up to $310 million, consisting of (i) a $300 million senior secured term facility with a seven-year maturity; and (ii) a $10 million senior secured revolving facility with a five-year maturity. The Horseshoe Baltimore Credit Facility is secured by substantially all material assets of CBAC Borrower, LLC and its wholly-owned domestic subsidiaries.
As of September 30, 2015, the Horseshoe Baltimore FF&E Facility provided for an aggregate principal amount of up to $30 million to be used to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment (referred to as “FF&E”) or refinance the purchase price of FF&E purchased with other funds as part of the development of the Horseshoe Baltimore casino. As of September 30, 2015, $29 million was outstanding on the Horseshoe Baltimore FF&E Facility.
The Horseshoe Baltimore Credit and FF&E Facilities include negative covenants, subject to certain exceptions, and contains affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions), all of the preceding being customary in nature.
The Horseshoe Baltimore Credit and FF&E Facilities also require that CBAC maintains an SSLR no more than 7.5 to 1.0 for the first four quarters beginning in the first quarter of 2016, 6.0 to 1.0 for the next four quarters, and 4.75 to 1.0 for the remainder of the agreement.
Management believes that CGP is in compliance with the Horseshoe Baltimore Credit Facility and Horseshoe Baltimore FF&E Facility covenants as of September 30, 2015.
Cromwell Credit Facility
As of September 30, 2015, The Cromwell holds a $178 million senior secured credit facility (the “Cromwell Credit Facility”). The Cromwell Credit Facility contains certain affirmative and negative covenants and requires The Cromwell to maintain, for each of the second and third full fiscal quarters following its opening date, at least $7.5 million in consolidated EBITDA (the “Cromwell EBITDA”). In addition, beginning in the second quarter of 2015, and continuing through the first quarter of 2016, the Cromwell SSLR may not exceed 5.25 to 1.00, defined as the ratio of The Cromwell’s first lien senior secured net debt to Cromwell EBITDA. The Cromwell SSLR for the four fiscal quarters from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The Cromwell SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter, may not exceed 4.75 to 1.00.
The Cromwell Credit Facility allows the right to cure noncompliance with the covenant by making a cash cure payment, subject to certain limitations. CGP is in compliance with the Cromwell Credit Facility covenants as of September 30, 2015.
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
For periods in which Caesars generated net losses, the weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations and diluted loss per share from discontinued operations, as using diluted shares would be anti-dilutive to loss per share.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Income/(loss) from continuing operation, net of income taxes	(791)	(860)	6,005	(1,583)
Loss from discontinued operation, net of income taxes	—	(48)	(7)	(178)
Net income/(loss) attributable to Caesars	(791)	(908)	5,998	(1,761)

Weighted average common share outstanding	145	144	145	142
Dilutive potential common shares:
Stock options	—	—	2	—
Weighted average common shares and dilutive potential common shares	145	144	147	142

Basic income/(loss) per share from continuing operations	$(5.44)	$(5.96)	$41.46	$(11.16)
Basic loss per share from discontinued operations	—	(0.33)	(0.04)	(1.25)
Basic income/(loss) per share	$(5.44)	$(6.29)	$41.42	$(12.41)

Diluted income/(loss) per share from continuing operations	$(5.44)	$(5.96)	$40.92	$(11.16)
Diluted loss per share from discontinued operations	—	(0.33)	(0.04)	(1.25)
Diluted income/(loss) per share	$(5.44)	$(6.29)	$40.88	$(12.41)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Stock options	4	5	4	6
Restricted stock units and awards	1	2	1	2
Total anti-dilutive common shares	5	7	5	8
Note 14 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Food and Beverage	$69	$159	$210	$467
Rooms	59	109	173	315
Other	6	27	40	72
	$134	$295	$423	$854

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Food and Beverage	$42	$119	$125	$347
Rooms	21	45	61	126
Other	4	19	12	46
	$67	$183	$198	$519
Note 15 — Stock-Based Compensation
Caesars Entertainment Stock-Based Compensation
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards.
Composition of Stock-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Corporate expense	$11	$9	$46	$28
Property, general, administrative, and other	25	24	47	55
Total stock-based compensation expense	$36	$33	$93	$83
Stock Option Activity

	September 30, 2015		December 31, 2014
	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price
Outstanding at end of period	10,702,521	$12.90	9,379,885	$13.65
Granted during 2015	1,843,256	10.03	N/A	N/A
Restricted Stock Unit Activity

	September 30, 2015		December 31, 2014
	Units	Wtd Avg Fair Value	Units	Wtd Avg Fair Value
Outstanding at end of period	6,427,621	$12.08	2,156,727	$17.45
Granted during 2015	5,156,170	10.51	N/A	N/A
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
Stock-based compensation expense attributable to CIE is recorded in property, general, administrative, and other in the consolidated condensed statements of operations and comprehensive income and totaled $22 million and $42 million for the three and nine months ended September 30, 2015, respectively, and $22 million and $48 million for the three and nine months ended September 30, 2014, respectively. As of the September 30, 2015 and December 31, 2014, the liability related to outstanding options and warrants was $95 million and $103 million, respectively. The current portion is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets, while the long-term portion is recorded in deferred credits and other liabilities.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Stock Option Activity

	September 30, 2015		December 31, 2014
	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price
Outstanding at end of period	12,596	$5,286.09	13,279	$3,953.85
Granted during 2015	1,702	13,463.01	N/A	N/A
Restricted Stock Unit Activity

	September 30, 2015		December 31, 2014
	Units	Wtd Avg Fair Value	Units	Wtd Avg Fair Value
Outstanding at end of period	4,899	$7,630.53	5,096	$6,494.71
Granted during 2015	900	13,103.61	N/A	N/A
Note 16 — Income Taxes
Caesars’ provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting”, to calculate taxes for the three and nine months ended September 30, 2015. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2015.
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Income tax benefit/(provision) applicable to:
Income/(loss) from continuing operations, before income taxes	$187	$170	$(1)	$480
Discontinued operations	$—	$(2)	—	11
Effective tax rate benefit	19.8%	15.4%	—%	22.9%
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
The effective tax rate benefit for the three months ended September 30, 2015 differed from the expected federal tax benefit of 35% primarily due to an increase in the federal valuation allowance against 2015 losses from continuing operations. The effective rate benefit for the three months ended September 30, 2014 differed from the expected federal tax benefit of 35% primarily due to an increase in the federal valuation allowance against 2014 losses from continuing operations and nondeductible goodwill impairments. The effective tax rate expense for the nine months ended September 30, 2015 differed from the expected federal tax expense of 35% primarily due to the nontaxable portion of the gain on deconsolidation of CEOC. The effective rate benefit for the nine months ended September 30, 2014 differed from the expected federal tax benefit of 35% primarily due to an increase in the federal valuation allowance against 2014 losses from continuing operations and nondeductible goodwill impairments partially offset by a tax benefit from the reversal of uncertain federal and state tax positions.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 17 — Segment Reporting
We view each casino property and CIE as operating segments and currently aggregate all such casino properties and CIE into three reportable segments based on management’s view of these properties, which aligns with their ownership and underlying credit structures: CERP, CGP Casinos, and CIE. CGP Casinos is comprised of all subsidiaries of CGP excluding CIE. CIE is comprised of the subsidiaries that operate CGP’s social and mobile games operations and WSOP. CEOC remained a reportable segment; however, it was deconsolidated effective January 15, 2015 (see Note 4).
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
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.

	Three Months Ended September 30, 2015
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Management fees	$—	$—	$—	$2	$(2)	$—
Net revenues	542	407	195	4	(7)	1,141
Depreciation and amortization	52	39	7	—	—	98
Impairment of goodwill	—	—	—	—	—	—
Impairment of intangible and tangible assets	—	—	—	—	—	—
Income/(loss) from operations	99	44	43	(47)	—	139
Interest expense	99	50	1	(2)	(1)	147
Deconsolidation and restructuring of CEOC and other	—	1	5	(940)	(1)	(935)
Income tax benefit/(provision) from continuing operations	—	—	(21)	208	—	187
____________________

(1)	Includes foreign net revenues of $156 million

	Three Months Ended September 30, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	Caesars
Management fees	$28	$—	$2	$—	$(1)	$(13)	$16
Net revenues	1,253	536	324	162	28	(91)	2,212
Depreciation and amortization	80	48	31	7	(1)	—	165
Impairment of goodwill	180	118	—	—	(9)	—	289
Impairment of intangible and tangible assets	208	—	—	2	—	—	210
Income/(loss) from operations	(305)	(49)	60	21	(55)	—	(328)
Interest expense	579	99	42	2	—	(14)	708
Deconsolidation and restructuring of CEOC and other	(101)	—	55	—	(6)	(14)	(66)
Income tax benefit/(provision) from continuing operations	170	(1)	(1)	(37)	39	—	170
____________________

(1)	Includes foreign net revenues of $86 million

(2)	Includes foreign net revenues of $121 million

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Management fees	$4	$—	$—	$—	$11	$(13)	$2
Net revenues	164	1,637	1,186	557	22	(31)	3,535
Depreciation and amortization	11	151	110	23	1	—	296
Impairment of goodwill	—	—	—	—	—	—	—
Impairment of intangible and tangible assets	—	—	—	—	—	—	—
Income/(loss) from operations	9	333	251	136	(260)	—	469
Interest expense	87	299	144	4	1	(4)	531
Deconsolidation and restructuring of CEOC and other	—	—	1	5	6,160	(4)	6,162
Income tax benefit/(provision) from continuing operations	—	(13)	—	(48)	60	—	(1)
____________________

(1)	Includes foreign net revenues of $445 million

	Nine Months Ended September 30, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	Caesars
Management fees	$68	$—	$2	$—	$(1)	$(24)	$45
Net revenues	3,663	1,566	910	431	89	(274)	6,385
Depreciation and amortization	218	153	77	21	4	(2)	471
Impairment of goodwill	164	118	—	—	7	—	289
Impairment of intangible and tangible assets	254	—	—	2	4	—	260
Income/(loss) from operations	(198)	79	68	22	(27)	6	(50)
Interest expense	1,631	288	118	4	1	(88)	1,954
Deconsolidation and restructuring of CEOC and other	(98)	—	133	—	(35)	(94)	(94)
Income tax benefit/(provision) from continuing operations	436	21	(13)	(19)	55	—	480
____________________

(1)	Includes foreign net revenues of $241 million

(2)	Includes foreign net revenues of $316 million
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2015
(In millions)	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Income/(loss) from operations	$99	$44	$43	$(47)	$—	$139
Depreciation and amortization	52	39	7	—	—	98
Write-downs, reserves, and project opening costs, net of recoveries	1	2	—	29	—	32
Impairment of goodwill	—	—	—	—	—	—
Impairment of intangible and tangible assets	—	—	—	—	—	—
Corporate expense	10	8	—	24	(2)	40
Acquisition and integration costs and other	—	7	—	(5)	—	2
EBITDA attributable to discontinued operations	—	—	—	—	—	—
Property EBITDA	$162	$100	$50	$1	$(2)	$311

	Three Months Ended September 30, 2014
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Income/(loss) from operations	$(305)	$(49)	$60	$21	$(55)	$—	$(328)
Depreciation and amortization	80	48	31	7	(1)	—	165
Write-downs, reserves, and project opening costs, net of recoveries	3	5	10	—	1	—	19
Impairment of goodwill	180	118	—	—	(9)	—	289
Impairment of intangible and tangible assets	208	—	—	2	—	—	210
Corporate expense	55	9	8	—	2	—	74
Acquisition and integration costs and other	11	—	(52)	—	56	—	15
EBITDA attributable to discontinued operations	—	—	—	—	—	—	—
Property EBITDA	$232	$131	$57	$30	$(6)	$—	$444

	Nine Months Ended September 30, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Income/(loss) from operations	$9	$333	$251	$136	$(260)	$—	$469
Depreciation and amortization	11	151	110	23	1	—	296
Write-downs, reserves, and project opening costs, net of recoveries	1	3	9	—	86	—	99
Impairment of goodwill	—	—	—	—	—	—	—
Impairment of intangible and tangible assets	—	—	—	—	—	—	—
Corporate expense	7	32	27	—	76	(11)	131
Acquisition and integration costs and other	3	—	(107)	—	111	—	7
EBITDA attributable to discontinued operations	—	—	—	—	—	—	—
Property EBITDA	$31	$519	$290	$159	$14	$(11)	$1,002

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2014
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Income/(loss) from operations	$(198)	$79	$68	$22	$(27)	$6	$(50)
Depreciation and amortization	218	153	77	21	4	(2)	471
Write-downs, reserves, and project opening costs, net of recoveries	50	10	38	—	3	(6)	95
Impairment of goodwill	164	118	—	—	7	—	289
Impairment of intangible and tangible assets	254	—	—	2	4	—	260
Corporate expense	133	43	14	—	4	(2)	192
Acquisition and integration costs and other	27	—	2	33	18	—	80
EBITDA attributable to discontinued operations	(6)	—	—	(1)	—	—	(7)
Property EBITDA	$642	$403	$199	$77	$13	$(4)	$1,330
Condensed Balance Sheets - By Segment

	As of September 30, 2015
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Total assets	$7,140	$4,228	$468	$1,730	$(914)	$12,652
Total liabilities	6,185	2,858	285	1,213	(148)	10,393
____________________

(1)	Includes foreign assets of $272 million and foreign liabilities of $64 million

	As of December 31, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	Caesars
Total assets	$11,185	$7,152	$4,171	$546	$2,752	$(2,475)	$23,331
Total liabilities	19,603	6,314	2,965	367	(583)	(593)	28,073
____________________

(1)	Includes foreign assets of $312 million and foreign liabilities of $183 million

(2)	Includes foreign assets of $305 million and foreign liabilities of $172 million
Note 18 — Related Party Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$2	$2	$6	$8
Transactions with CEOC
Shared services allocated expenses to CEOC	85	—	242	—
Shared services allocated expenses from CEOC	28	—	85	—
Management fees incurred	11	—	30	—
Octavius Tower lease revenue	9	—	25	—
Other expenses incurred	2	—	9	—

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of September 30, 2015, Hamlet Holdings beneficially owned a majority of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of our directors.
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
Services Joint Venture
CES provides certain corporate and administrative services to its Members, and the costs of these services are allocated among the Members, which include CEOC. CEOC reimburses CES for the allocated costs. The CES allocated costs include amounts for insurance coverage. See Note 1.
Insurance Coverage
Prior to the deconsolidation of CEOC, we were self-insured for employee medical (health, dental and vision) and risk products, including workers compensation and surety bonds, and our insurance claims and reserves included accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.
We continue to be self-insured for workers compensation and other risk insurance as of September 30, 2015. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC provides Caesars with certain corporate and administrative services, and the costs of these services are allocated to Caesars. Certain services are now provided by CES (see Note 1).
Management Fees
CGP pays a management fee to CEOC for the CGP properties that are managed by CEOC or CES.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Service Provider Fee
CEOC, CERP and CGP have a shared services agreement under which CERP and CGP pay for certain indirect corporate support costs. CEOC is authorized to charge CERP and CGP for an amount equal to 21.8% and 12.8%, respectively, of unallocated corporate support costs.
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
Due from/to Affiliates
Amounts due to or from affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities and CEOC. The amount due from CEOC represents the maximum exposure to loss as a result of Caesars’ involvement with CEOC
As of September 30, 2015, due from affiliates was $39 million and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of September 30, 2015, due to affiliates was $17 million and represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.
Note 19 — Subsequent Events
On October 7, 2015, we filed a Current Report on Form 8-K announcing that CEC and CEOC entered into the Fifth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 7, 2015 (“First Lien Bond RSA”), which amended and restated the Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015. See Note 1.
As described more fully in Note 5, on October 20, 2015, Wilmington Trust filed the New York Senior Notes Lawsuit against CEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K”).
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
CGP Casinos is comprised of all subsidiaries of our consolidated variable interest entity, Caesars Growth Partners, LLC (“CGP”) excluding CIE. CIE is comprised of the subsidiaries that operate CGP’s social and mobile games operations and the World Series of Poker. CEOC remained a reportable segment until its deconsolidation effective January 15, 2015 (see Note 4).
Summary of Casino Properties (excluding CEOC properties)

CERP	CGP
Flamingo Las Vegas	Bally’s Las Vegas
Harrah’s Atlantic City	The Cromwell
Harrah’s Las Vegas	Harrah’s New Orleans
Harrah’s Laughlin	Horseshoe Baltimore
Paris Las Vegas	Planet Hollywood
Rio All-Suites Hotel & Casino	The LINQ Hotel & Casino
Going Concern
As described more fully in Note 1 and summarized below, we made material commitments under the CEOC’s plan of reorganization (the “Restructuring”) and we are a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010. The circumstances described in Note 1 under “CEC Liquidity” raise substantial doubt as to CEC’s ability to continue as a going concern beyond the Effective Date of the Restructuring while continuing to meet its commitments under the Restructuring. Additionally, in each of the litigation matters described in Note 1 under “Litigation,” claims have been made or could be made against CEC that, if resolved against us, raise substantial doubt about CEC’s ability to continue as a going concern. Under the terms of the Restructuring, all of the above litigation should be resolved. However, in the event of a material adverse ruling on one or all of the litigation matters set forth above, it is likely that a reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) would be necessary.

The Restructuring is subject to approval by the Bankruptcy Court and the receipt of required gaming regulatory approvals. Because more than a majority of the first lienholders have approved the First Lien RSAs, we believe it is probable that the contingent obligations will be paid and, therefore, we have accrued the items below in Deconsolidation and Restructuring of CEOC and Other in the consolidated condensed statements of operations:

Description	Amount
Fixed payments (1)	$406
Additional consideration (2)	138
Upfront payments (3)	63
Bank guaranty settlement	359
Total accrued restructuring and support expenses	$966
____________________

(1)	$85 million was paid in the fourth quarter of 2015

(2)	For the purposes of determining this amount, the Effective Date is estimated to be in the third quarter of 2016; however this date is outside of our control and is highly subject to change.

(3)	$57 million was paid in fourth quarter of 2015
Summary of 2015 Events
CEOC Deconsolidation
As described in Note 4, effective January 15, 2015, the results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC’s voluntarily filing for reorganization under Chapter 11 of the Bankruptcy Code.
CEOC Reorganization
As described in Note 1, CEC and CEOC and certain of its United States subsidiaries are party to the (a) Fourth Amended and Restated Restructuring Support and Forbearance Agreement dated July 31, 2015, with certain holders of claims in respect of claims under CEOC’s first lien notes (the “First Lien Bond RSA”) (see also Note 19) and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC’s first lien credit agreement (the “First Lien Bank RSA” and, together with the First Lien Bond RSA, the “First Lien RSAs”).
Recent Accounting Pronouncements
For discussions of the adoption and potential impacts of recently issued accounting standards, see Note 6.
Critical Accounting Policies
The following is an update to the critical accounting policies previously disclosed in our 2014 10-K. For additional critical accounting policies, please refer to our 2014 10-K.
Consolidation
We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (1) affiliates that are more than 50% owned are consolidated; (2) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we are have determined that we have significant influence over the entities; and (3) investments in affiliates of 20% or less are generally accounted for using the cost method.
We consolidate a VIE when we have both the power to direct the activities that most significantly impact the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. For VIEs that are under common control with affiliates, in lieu of an assessment of the power to direct the activities that most significantly impact the results of the VIE, we may be required to assess a number of other factors to determine the consolidating entity, including the following: (i) the closeness of the association that the VIE has with the businesses of the affiliated entities, (ii) the entity from which the VIE obtained its assets; (iii) the nature of ongoing management and other agreements; and (iv) the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE. Along with the VIEs that are consolidated in accordance with the above guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. A change in determination could have a material impact on our financial statements, see Note 2.
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
As of September 30, 2015, we had approximately $1.7 billion in goodwill and $148 million of other non-amortizing intangible assets. As of September 30, 2015, we had $956 million in total book value of goodwill associated with reporting units that have had impairments relative to goodwill. Consequently, goodwill at these reporting units has no margin; as such, these reporting units are at risk of partial or total impairment should we experience minor adverse changes in our significant assumptions used in our impairment analyses.
Impairment charges related to goodwill or intangible assets other than goodwill are recognized in impairment of goodwill or impairment of tangible and other intangible assets in the Statements of Operations. See Note 9, for additional information.
Key Performance Metrics
Our revenues and operating performance are dependent upon the volume of customers at our resorts, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. We use the following key performance indicators to evaluate gaming and hotel revenues for our properties.

•	Gaming hold (“hold”) – the amount of money that is retained by the casino from customer wagers

•	Hotel average daily rate (“Cash ADR”) – a price indicator determined by room revenue and rooms occupied
Consolidated Operating Results
As described above, we deconsolidated CEOC effective January 15, 2015. As such, all amounts presented in the following analysis exclude the operating results of CEOC subsequent to January 15, 2015. Prior period results have not been recasted to reflect the deconsolidation of CEOC.
Because CEOC operating results for 2015 are not comparable with 2014 as a result of CEOC’s deconsolidation, the following analysis of our operating results will include discussion of the components that remain in the consolidated Caesars entity subsequent to the deconsolidation of CEOC. In the table below, the “CERP, CGP Casinos, and CIE” columns include the entities and associated parent company and elimination adjustments that represent the Caesars structure as of September 30, 2015, and for subsequent periods.

	Three Months Ended September 30,				CERP, CGP Casinos and CIE Change %
	2015	2014
(Dollars in millions)	CERP, CGP Casinos and CIE (1)	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars
Casino revenues	$535	$479	$910	$1,389	11.7%
Net revenues	1,141	1,015	1,197	2,212	12.4%
Income/(loss) from operations	139	(37)	(291)	(328)	*
Deconsolidation and restructuring of CEOC and other	(935)	58	(124)	(66)	*
Income/(loss) from continuing operations, net of income taxes	(756)	(112)	(820)	(932)	*
Loss from discontinued operations, net of income taxes	—	1	(49)	(48)	(100.0)%
Net income/(loss) attributable to Caesars	(791)	(131)	(777)	(908)	*
Property EBITDA (3)	311	213	231	444	46.0%
Operating margin (4)	12.2%	(3.6)%	(24.3)%	(14.8)%	15.8 pts

	Nine Months Ended September 30,						CERP, CGP Casinos and CIE Change %
	2015			2014
(Dollars in millions)	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars
Casino revenues	$1,620	$118	$1,738	$1,382	$2,646	$4,028	17.2%
Net revenues	3,377	158	3,535	2,892	3,493	6,385	16.8%
Income/(loss) from operations	460	9	469	157	(207)	(50)	193.0%
Deconsolidation and restructuring of CEOC and other	6,162	—	6,162	141	(235)	(94)	*
Income/(loss) from continuing operations, net of income taxes	6,177	(78)	6,099	(87)	(1,531)	(1,618)	*
Loss from discontinued operations, net of income taxes	—	(7)	(7)	(16)	(162)	(178)	100.0%
Net income/(loss) attributable to Caesars	6,083	(85)	5,998	(169)	(1,592)	(1,761)	*
Property EBITDA (3)	971	31	1,002	683	647	1,330	42.2%
Operating margin (4)	13.6%	5.7%	13.3%	5.4%	(5.9)%	(0.8)%	8.2 pts
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of our discontinued operations disclosed in Note 7.
___________________

*	Not meaningful

(1)	Includes CERP, CGP Casinos, CIE, and associated parent company and elimination adjustments that represent the Caesars structure as of September 30, 2015, and for subsequent periods

(2)	Includes eliminations of intercompany transactions and other consolidating adjustments

(3)
See the Reconciliation of Non-GAAP Financial Measures discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net loss attributable to Caesars to Property EBITDA

(4)	Operating margin is calculated as income/(loss) from operations divided by net revenues

CEOC Operating Results (1)
CEOC is included in our operating results for the period prior to its deconsolidation on January 15, 2015, as described in Note 4.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in millions)	2014	2015	2014
Casino revenues	$910	$118	$2,646
Net revenues	1,197	158	3,493
Income/(loss) from operations	(291)	9	(207)
Loss from continuing operations, net of income taxes	(820)	(78)	(1,531)
Loss from discontinued operations, net of income taxes	(49)	(7)	(162)
Net loss attributable to Caesars	(777)	(85)	(1,592)
Property EBITDA	231	31	647
Operating margin (2)	(24.3)%	5.7%	(5.9)%
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
Net Revenues - Category

	Three Months Ended September 30,		Change %	Nine Months Ended September 30,		Change %
(Dollars in millions)	2015	2014		2015	2014
Casino	$535	$479	11.7%	$1,620	$1,382	17.2%
Food and beverage	211	200	5.5%	614	576	6.6%
Rooms	220	183	20.2%	645	571	13.0%
Interactive entertainment	192	162	18.5%	555	431	28.8%
Management fees	—	1	(100.0)%	—	1	(100.0)%
Other	117	128	(8.6)%	345	333	3.6%
Less: casino promotional allowances	(134)	(138)	2.9%	(402)	(402)	—%
Net revenues	$1,141	$1,015	12.4%	$3,377	$2,892	16.8%
Three Months Ended September 30, 2015 compared with September 30, 2014 (CERP, CGP Casinos, and CIE)
Net revenues increased $126 million (12.4%) primarily due to (i) an increase of $56 million (11.7%) in casino revenues mainly attributable to CGP’s opening of Horseshoe Baltimore in the third quarter of 2014 and favorable gaming hold; and (ii) an increase of $37 million (20.2%) in rooms revenue primarily due to CGP’s completion of room renovations at The LINQ Hotel & Casino (“The LINQ Hotel”) during the first half of 2015 and the expansion of our resort fees program in the first quarter of 2015, which contributed to a 15.0% improvement in cash ADR to $114.
Interactive entertainment revenues increased $30 million (18.5%) as a result of continued growth in CIE’s social and mobile games business due to the focus on increasing the number of users and the conversion of those users into players who purchase CIE’s virtual currency.
Nine Months Ended September 30, 2015 compared with September 30, 2014 (CERP, CGP Casinos, and CIE)
Net revenues increased $485 million (16.8%) primarily due to (i) the opening of Horseshoe Baltimore, resulting in increases in casino revenues and food and beverage revenues; and (ii) continued growth in CIE’s social and mobile games business, resulting in a $124 million (28.8%) increase in interactive entertainment revenues. The opening of The Cromwell and favorable gaming hold also contributed to the $238 million (17.2%) increase in casino revenues.

Rooms revenues increased $74 million (13.0%) primarily from the impact of room renovations at The LINQ Hotel and the expansion of our resort fees program in the first quarter of 2015, which contributed to a 12.5% improvement in cash ADR to $116.
Income from Operations - Category

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
Net revenues	$1,141	$1,015	12.4%	$3,377	$2,892	16.8%

Operating expenses
Casino	279	275	(1.5)%	841	771	(9.1)%
Platform fees	54	46	(17.4)%	154	122	(26.2)%
Property, general, administrative, and other	336	324	(3.7)%	951	871	(9.2)%
Depreciation and amortization	98	85	(15.3)%	285	251	(13.5)%
Impairment of goodwill	—	118	100.0%	—	118	100.0%
Impairment of tangible and other intangible assets	—	2	100.0%	—	(10)	(100.0)%
Corporate expense	40	20	(100.0)%	124	61	(103.3)%
Other operating costs	34	25	(36.0)%	102	107	4.7%
All other operating expenses	161	157	(2.5)%	460	444	(3.6)%
Total operating expenses	1,002	1,052	4.8%	2,917	2,735	(6.7)%
Income/(loss) from operations	$139	$(37)	*	$460	$157	193.0%
Three Months Ended September 30, 2015 compared with September 30, 2014 (CERP, CGP Casinos, and CIE)
Income from operations improved $176 million primarily due to no impairment charges being recorded in 2015 ($120 million in impairment charges were recorded in 2014) combined with the increase in net revenues described above, partially offset by related increases in operating expenses and the increase in corporate described below. Income from operations also benefitted from a reduction in operating expenses associated with operational initiatives and improved marketing efficiencies.
The opening of Horseshoe Baltimore was the primary driver for the $4 million increase in casino expenses and the $12 million increase in property, general, administrative and other expenses, which correlates with its contribution to the increase in net revenues.
Corporate expense increased $20 million primarily due to costs associated with stock-based compensation programs and certain professional fees associated with the volume of corporate transactions and initiatives, including the costs associated with having multiple SEC registrants.
Nine Months Ended September 30, 2015 compared with September 30, 2014 (CERP, CGP Casinos, and CIE)
Income from operations increased $303 million primarily due to no impairment charges being recorded in 2015 ($108 million in impairment charges were recorded in 2014) combined with the increase in net revenues described above and a reduction in operating expenses associated with operational initiatives and improved marketing efficiencies. These improvements were partially offset by increases in casino expense and property, general, administrative and other expenses driven by the openings of The Cromwell and Horseshoe Baltimore.
Corporate expense increased $63 million primarily due to costs associated with stock-based compensation programs and certain professional fees associated with corporate transactions and initiatives (including related litigation), having multiple SEC registrants, and the registration efforts of CERP and CGPH.
Net Income/(Loss) (CERP, CGP Casinos, and CIE)
Net loss was $791 million in the third quarter of 2015 compared with $131 million in 2014. The benefit of the improvement in income from operations described above was more than offset by $966 million of accrued expenses associated with the CEOC restructuring (see Note 1) and the income tax provision related to the federal valuation allowance against 2015 losses from continuing operations (see Note 16).

Net income was $6.1 billion in the first nine months of 2015 compared with a loss of $169 million in 2014. The improvement was was primarily due to the $7.1 billion gain recognized as of part of the deconsolidation of CEOC (see Note 4) as well as the factors described above that contributed to the improvement in income from operations, partially offset by the $966 million of accrued expenses associated with the CEOC restructuring (see Note 1) and the income tax provision related to the federal valuation allowance against 2015 losses from continuing operations (see Note 16).
Property EBITDA increased $98 million (46.0%) in the third quarter 2015 compared with the prior year quarter, and increased $288 million (42.2%) in the first nine months of 2015 compared with the prior year period. Further details on this non-GAAP financial measure follow later in this filing.
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
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.
CEOC is included in our operating results for the period prior to its deconsolidation on January 15, 2015, as described in Note 4.
Net Revenues - Segment

	Three Months Ended September 30,		Change %	Nine Months Ended September 30,		Change %
(Dollars in millions)	2015	2014		2015	2014
CEOC	$—	$1,253	*	$164	$3,663	*
CERP	542	536	1.1%	1,637	1,566	4.5%
CGP Casinos	407	324	25.6%	1,186	910	30.4%
CIE	195	162	20.4%	557	431	29.5%
Other	(3)	(63)	95.2%	(9)	(185)	95.1%
Total	$1,141	$2,212	*	$3,535	$6,385	*
____________________

*	Not meaningful
Three Months Ended September 30, 2015 compared with September 30, 2014 (Segment)
CERP net revenues increased $6 million (1.1%) primarily due to (i) a $14 million in increase rooms revenues, mainly driven by the expansion of our resort fees program, which contributed to the increase in cash ADR to $111 in 2015 from $98; and (ii) partially offset by a decrease in other revenues, primarily due to fewer large events being held at our entertainment venues in 2015 compared with the prior year period resulting in declines in entertainment and related revenues.
CGP Casinos net revenues increased $83 million (25.6%) primarily due (i) a $57 million increase in casino revenues, mainly driven by the opening of Horseshoe Baltimore in the third quarter of 2014; and (ii) a $23 million increase in rooms revenue, mainly driven by the benefit of upgraded rooms at The LINQ Hotel and the expansion of our resort fees program, which contributed to the increase in cash ADR to $119 in 2015 from $103.
CIE net revenues increased $33 million (20.4%) as a result of organic sales growth in social and mobile games due to the focus on increasing the number of users and the conversion of those users into players who purchase CIE’s virtual currency.
Nine Months Ended September 30, 2015 compared with September 30, 2014 (Segment)
CERP net revenues increased $71 million (4.5%) primarily due to (i) a $32 million increase in casino revenues, mainly driven by favorable gaming hold in Las Vegas; and (ii) a $29 million increase in rooms revenues, mainly driven by the expansion of our resort fees program, which contributed to the increase in cash ADR to $112 from $102. In addition, food and beverage revenues were $7 million higher as a result of the continued ramp up of new outlets.

CGP Casinos net revenues increased $276 million (30.4%) primarily due to (i) a $206 million increase in casino revenues, mainly driven by the opening of The Cromwell and Horseshoe Baltimore in the second and third quarter of 2014, respectively; (ii) a $45 million increase in rooms revenue, mainly driven by the benefit of upgraded rooms at The LINQ Hotel, which contributed to the increase in cash ADR to $122 in 2015 from $106; and (iii) a $30 million increase in food and beverage revenues, mainly due to the opening of new outlets at the The Cromwell and Horseshoe Baltimore in 2014 and The LINQ Hotel in 2015.
CIE net revenues increased $126 million (29.5%) as a result of organic sales growth in social and mobile games, as well as the inclusion of nine months of activity from Pacific Interactive in 2015 compared with seven months in 2014.
Income/(Loss) from Operations - Segment

	Three Months Ended September 30,		Change %	Nine Months Ended September 30,		Change %
(Dollars in millions)	2015	2014		2015	2014
CEOC	$—	$(305)	*	$9	$(198)	*
CERP	99	(49)	*	333	79	*
CGP Casinos	44	60	(26.7)%	251	68	*
CIE	43	21	104.8%	136	22	*
Other	(47)	(55)	14.5%	(260)	(21)	*
Total	$139	$(328)	*	$469	$(50)	*
____________________

*	Not meaningful
Three Months Ended September 30, 2015 compared with September 30, 2014 (Segment)
CERP income from operations improved $148 million primarily due to no impairment charges being recorded in 2015 ($118 million in impairment charges were recorded in 2014), a $13 million decrease in casino operating expenses as a result of our cost-reduction initiatives, and the $6 million increase in net revenues described above.
CGP Casinos income from operations decreased $16 million. However, excluding the impact of contingently issuable non-voting membership units from both periods, CGP Casinos’ income from operations increased $43 million, which is primarily due to the results generated by opening Horseshoe Baltimore and renovations at The LINQ Hotel. CGP’s contingently issuable non-voting membership units represents a liability to Caesars Entertainment (see Note 2). Therefore, the effect of changes in this liability on income from operations is eliminated in consolidation and reported in “other” in the table above.
CIE income from operations improved $22 million primarily due to the increase in net revenues, partially offset by the related increase in platform fees.
Nine Months Ended September 30, 2015 compared with September 30, 2014 (Segment)
CERP income from operations improved $254 million primarily due to no impairment charges being recorded in 2015 ($118 million in impairment charges were recorded in 2014) combined with the $71 million increase in net revenues described above and a $32 million decrease in casino operating expenses as a result of our cost-reduction initiatives.
CGP Casinos income from operations increased $183 million, or $74 million after excluding the impact of contingently issuable non-voting membership units. This increase was primarily due to the results generated by opening The Cromwell and Horseshoe Baltimore and renovations at The LINQ Hotel.
CIE income from operations increased $114 million primarily due to the decrease in other operating costs described above related to CIE’s contingent consideration and the increase in net revenues, partially offset by the related increase in platform fees.

Property EBITDA - Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change %	2015	2014	Change %
CERP	162	131	23.7%	519	403	28.8%
CGP Casinos	100	57	75.4%	290	199	45.7%
CIE	50	30	66.7%	159	77	106.5%
Other	(1)	(5)	80.0%	3	4	(25.0)%
Total CERP, CGP Casinos and CIE	$311	$213	46.0%	$971	$683	42.2%
CEOC	$—	$232	*	$31	$642	*
Other	—	(1)	*	—	5	*
Total CEOC	$—	$231	*	$31	$647	*
Total Consolidated Caesars	$311	$444	*	$1,002	$1,330	*
____________________

*	Not meaningful
Other Factors Affecting Net Loss - Consolidated

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
Interest expense	$147	$708	79.2%	$531	$1,954	72.8%
Deconsolidation and restructuring of CEOC and other	(935)	(66)	*	6,162	(94)	*
Income tax benefit/(provision)	187	170	10.0%	(1)	480	*
Loss from discontinued operations, net of income taxes	—	(48)	100.0%	(7)	(178)	96.1%
____________________

*	Not meaningful
Interest Expense - By Segment

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2015	2014		2015	2014
CEOC	$—	$579	*	$87	$1,631	*
CERP	99	99	—%	299	288	(3.8)%
CGP Casinos	50	42	(19.0)%	144	118	(22.0)%
CIE	1	2	50.0%	4	4	—%
Other	(3)	(14)	(78.6)%	(3)	(87)	(96.6)%
Total	$147	$708	79.2%	$531	$1,954	72.8%
____________________

*	Not meaningful
Consolidated interest expense decreased $561 million and $1,423 million for the three and nine months ended September 30, 2015, respectively, compared with the corresponding prior year periods primarily due to the CEOC deconsolidation. Excluding the effect of the CEOC deconsolidation, interest expense increased $4 million in the third quarter of 2015 and $36 million in the nine months ended September 30, 2015. The increase for the nine months ended September 30, 2015, is primarily comprised of:

•
a $25 million increase in interest associated with the CGPH Term Loan, which provided funding for the four properties CGP acquired from CEOC in May 2014, and the Horseshoe Baltimore Credit and FF&E Facilities after Horseshoe Baltimore construction was completed in the second quarter of 2014;

•
a $5 million increase in CERP interest due to increased utilization of its revolving credit facility during 2015 and because of the additional interest assessed on the CERP Notes prior to the consummation of the Exchange Offer in the first quarter of 2015, as described in Note 12;

•
a $27 million reduction in capitalized interest due to CERP completing The LINQ promenade in the first quarter of 2014 and CGP completing The Cromwell in the second quarter of 2014 and Horseshoe Baltimore in the third quarter; and

•
a partially offsetting $9 million increase in capitalized interest associated with CERP’s construction of the Atlantic City Convention Center, which was completed during the third quarter of 2015, and CGP’s renovations of The LINQ Hotel; and

•	a partially offsetting $15 million reduction related to the Planet Hollywood debt that was repaid in the second quarter of 2014 with proceeds from the CGPH Term Loan.
Deconsolidation and Restructuring of CEOC and Other
As described in Note 4, effective January 15, 2015, we deconsolidated CEOC and recognized a gain of $7.1 billion. As described in Note 1, we accrued $966 million of expenses associated with the CEOC restructuring.
Income Taxes
The effective tax rate benefit for the three months ended September 30, 2015 was 19.8% and the effective tax rate benefit for the three months ended September 30, 2014 was 15.4%. The effective tax rate benefit in 2015 was unfavorably impacted by an increase in the federal valuation allowance against losses from continuing operations. The effective tax rate benefit in 2014 was unfavorably impacted by an increase in federal valuation allowance against 2014 losses from continuing operations and nondeductible goodwill impairments.
The effective tax rate expense for the nine months ended September 30, 2015 was zero and the effective tax rate benefit for the nine months ended September 30, 2014 was 22.9%. The effective tax rate expense in 2015 was favorably impacted by the nontaxable portion of the gain on deconsolidation of CEOC offset by an unfavorable impact of an increase in the federal valuation allowance. The effective tax rate benefit in 2014 was unfavorably impacted by an increase in federal valuation allowance against 2014 losses from continuing operations and nondeductible goodwill impairments offset by a tax benefit from the reversal of federal and state uncertain tax positions.
Loss from Discontinued Operations, Net of Income Taxes
See Note 7 for additional information.
Liquidity and Capital Resources
Liquidity Discussion and Analysis
We are a highly-leveraged company and had $7.1 billion in face value of debt outstanding as of September 30, 2015. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our estimated consolidated debt service obligation for the remainder of 2015 is $274 million, consisting of $62 million in principal maturities and $212 million in required interest payments. Our estimated consolidated debt service obligation for 2016 is $710 million, consisting of $141 million in principal maturities and $569 million in required interest payments.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. It has ownership interests in CEOC, CERP and CGP; however, CEC does not receive any financial benefit from CEOC during the bankruptcy, as all earnings and cash flows are retained by CEOC. In addition, the restrictions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) generally do not allow for CERP, CGP, or their subsidiaries to provide dividends to CEC, and CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries.
CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries. Accordingly, CEC cash outflows are primarily used for corporate development opportunities and other corporate-level activity. CEC is generally limited to raising additional capital through borrowings or equity transactions because it has no operations of its own and the restrictions on its subsidiaries under lending arrangements generally prevent the distribution of cash from the subsidiaries to CEC, except for certain restricted payments that CERP and CGPH are authorized to make in accordance with their lending arrangements.

Consolidated cash and cash equivalents, excluding restricted cash, as of September 30, 2015 as shown in the table below, includes amounts held by CERP, CGP, and CES, which are not readily available to CEC. Parent reflects CEC and its various non-operating subsidiaries.
Cash and Available Revolver Capacity

	September 30, 2015
(In millions)	CERP	CES	CGP	Parent
Cash and cash equivalents	$218	$141	$901	$349
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(81)	—	(45)	—
Total	$407	$141	$1,016	$349
Future Maturities of Long-Term Debt

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$11	$117	$26	$25	$25	$4,500	$4,704
CGP	51	24	21	26	203	2,086	2,411
Total	$62	$141	$47	$51	$228	$6,586	$7,115
Future Estimated Interest Payments

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
CERP	$149	$384	$383	$391	$396	$485	$2,188
CGP	63	185	184	188	192	318	1,130
Total	$212	$569	$567	$579	$588	$803	$3,318
See Note 12 for details of our debt outstanding. This detail includes, among other information, a table presenting details of our individual borrowings outstanding as of September 30, 2015 and December 31, 2014, as well as discussion of recent changes in our debt outstanding and, if applicable, changes in the terms of existing debt subsequent to December 31, 2014.
CERP Liquidity Discussion and Analysis
As of September 30, 2015, CERP’s cash and cash equivalents totaled $218 million. Its operating cash inflows are typically used for operating expenses, debt service costs, and working capital needs. CERP is highly leveraged and a significant portion of its liquidity needs are for debt service. As of September 30, 2015, CERP had $4.7 billion face value of indebtedness outstanding, including capital lease obligations. See Note 12 for additional information related to CERP indebtedness and related restrictive covenants. Cash paid for interest for the nine months ended September 30, 2015 was $245 million.
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
CERP Credit Facilities
As of September 30, 2015, the CERP Credit Facilities provided for an aggregate principal amount of up to $2.7 billion, composed of (i) senior secured term loans in an aggregate principal amount of $2.5 billion (“CERP Term Loans”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $270 million. The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of September 30, 2015, there was $81 million in borrowings outstanding under the senior secured revolving credit facility, and no amounts were committed to outstanding letters of credit.

CERP Notes
As of September 30, 2015, the CERP Notes consist of (i) $1.0 billion aggregate principal amount of 8.0% first-priority senior secured notes due 2020 and (ii) $1.2 billion aggregate principal amount of 11.0% second-priority senior secured notes due 2021, for an aggregate face value of $2.2 billion.
See Note 12, “Debt - CERP Debt,” for a description of CERP’s debt covenant requirements and restrictions.
CGP Liquidity Discussion and Analysis
CGP’s primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and borrowings under the CGP’s revolving credit facilities (see Note 12). CGP’s cash and cash equivalents, excluding restricted cash, totaled $901 million as of September 30, 2015, and includes $78 million held by foreign subsidiaries.
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
Caesars Growth Properties Holdings (“CGPH”) Credit Facilities
As of September 30, 2015, the CGPH Credit Facilities provided for the CGPH Term Loan with a face value of $1.2 billion and a $150 million revolving facility. The CGPH Term Loan matures in 2021 and requires quarterly payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. As of September 30, 2015, $45 million in borrowings were outstanding under the CGPH revolving credit facility, and no material amounts were committed to outstanding letters of credit.
CGPH Notes
As of September 30, 2015, the CGPH Notes had a face value of $675 million. The CGPH Notes include customary negative covenants, subject to certain exceptions, and contain customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds.
Horseshoe Baltimore Financing
As of September 30, 2015, the Horseshoe Baltimore Credit Facility provided for (i) a $300 million senior secured term facility with a seven-year maturity, and (ii) a $10 million senior secured revolving facility with a five-year maturity.
As of September 30, 2015, the Horseshoe Baltimore FF&E Facility provided for an aggregate principal amount of up to $30 million to be used to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment (referred to as “FF&E”) or refinance the purchase price of FF&E purchased with other funds as part of the development of the Horseshoe Baltimore casino. As of September 30, 2015, $29 million was outstanding on the Horseshoe Baltimore FF&E Facility.
The Horseshoe Baltimore Credit Facility and Horseshoe Baltimore FF&E Facility contain affirmative and negative covenants customary for facilities of this type. Management believes that CGP is in compliance with the Horseshoe Baltimore Credit Facility and Horseshoe Baltimore FF&E Facility covenants as of September 30, 2015.
See Note 12, “Debt - CGP Debt,” for a description of CGP’s debt covenant requirements and restrictions.
Consolidated Liquidity Discussion and Analysis
Consolidated cash and cash equivalents, excluding restricted cash, totaled $1.6 billion as of September 30, 2015. In addition to cash flows from operations, available sources of cash include amounts available under our current revolving credit facilities. The

CERP Revolving Credit Facility provides for up to $270 million, of which $189 million remained as available borrowing capacity for CERP as of September 30, 2015. CGP’s total revolving credit facilities provide for up to $160 million, with $115 million available as of September 30, 2015.
We generated consolidated operating cash inflows of $250 million for the nine months ended September 30, 2015, including negative operating cash flows of $220 million from CEOC before deconsolidation on January 15, 2015.
As previously noted, CEOC filed for reorganization under Chapter 11 of the Bankruptcy Code. Because of the absence of cross-default provisions in the indebtedness issued by other CEC subsidiaries and the modification of the parent guarantee (as discussed in Note 11), we do not believe that the impact of the event of default by CEOC, resulting from its bankruptcy filing, will materially impact the liquidity of CEC and its consolidated subsidiaries as of September 30, 2015.
Going Concern. As stated above and described more fully in Note 1, there is substantial doubt as to CEC’s ability to continue as a going concern.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, and online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
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
For the nine months ended September 30, 2015, our capital spending totaled $285 million, net of a decrease in related payables of $20 million. These capital expenditures were primarily related to The LINQ Hotel renovation and the Atlantic City Convention Center. Estimated total capital expenditures for 2015 are expected to be between $365 million and $480 million (excluding CEOC) and include funds for hospitality and maintenance projects, completion of The LINQ Hotel renovation and the Atlantic City Convention Center, and funds for information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures. We expect to fund these capital expenditures from cash flows generated by our operating activities. CES capital expenditures will be funded by its Members.

Summary of Capital Expenditures

	Nine Months Ended September 30,		Increase/ (Decrease)
(In millions)	2015	2014
Development	$89	$333	$(244)
Renovation/refurbishment	174	454	(280)
Other	22	30	(8)
Total capital expenditures	$285	$817	$(532)

Included in capital expenditures:
Capitalized payroll costs	$4	$8
Capitalized interest	11	39
Capital expenditures decreased $532 million in the nine months ended September 30, 2015 compared with the prior year period, primarily due to development expenditures in 2014 associated with the Horseshoe Baltimore development and renovations for The Cromwell, which were completed in the second and third quarters of 2014, respectively, combined with the decline due to the deconsolidation of CEOC effective January 15, 2015.
Cash Flow Activity
Cash Flows from Operating Activities
Cash flows provided by operating activities was $250 million in 2015 compared with cash flows used in operating activities of $422 million in 2014. The increased cash flow was primarily due to an improvement in property operating cash flows from the operating results factors described previously for CERP, CGP Casinos, and CIE, combined with a $1.1 billion decline in cash paid for interest due to the deconsolidation of CEOC effective January 15, 2015. However, these improvements were offset by cash outflows of $220 million from CEOC during the 15-day period in 2015 preceding its deconsolidation.
Cash Flows from Investing Activities
Cash flows used in investing activities was $1.2 billion in 2015 compared with $473 million in 2014. The increase in cash flows used was primarily due to (i) the 2015 deconsolidation of CEOC’s ending cash balance of $958 million as of January 15, 2015; (ii) a $320 million decrease in restricted cash during 2014 primarily related to release of cash that was restricted for use in the construction of Horseshoe Baltimore and for the payment of interest on the Cromwell Credit Facility; and (iii) a decrease of $532 million in acquisitions of property and equipment in 2015 compared with 2014.
Cash Flows from Financing Activities
Cash flows used in financing activities was $214 million in 2015 compared with $1.4 billion provided by financing activities in 2014. This decrease was primarily due to proceeds of $4.2 billion received in 2014 from the issuance of long-term debt related to the four properties CGP acquired from CEOC in the second quarter of 2014 and the debt refinancing completed by CEOC in the third quarter of 2014. Additionally, net repayments of long-term debt related to revolving credit facilities increased in 2015, primarily since the balance outstanding under CERP’s revolving credit facility decreased from $180 million as of December 31, 2014 to $81 million as of September 30, 2015, which included the repayment of additional borrowings of $271 million during 2015. The balance as of December 31, 2014, and the additional activity during 2015 were primarily use to fund CERP’s initial contributions to CES in the fourth quarter of 2014, the construction in process at the Atlantic City Convention Center (completed in September 2015), and other operational activity.
Contractual Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 12.
Except as described in Note 1, as of September 30, 2015, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2014 10-K.

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
Reconciliation of Net Income/(Loss) Attributable to Caesars to Property EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income/(loss) attributable to Caesars	$(791)	$(908)	$5,998	$(1,761)
Net income/(loss) attributable to noncontrolling interests	35	(72)	94	(35)
Net income/(loss)	(756)	(980)	6,092	(1,796)
Loss from discontinued operations, net of income taxes	—	48	7	178
Income/(loss) from continuing operations, net of income taxes	(756)	(932)	6,099	(1,618)
Income tax (benefit)/provision	(187)	(170)	1	(480)
Income/(loss) from continuing operations before income taxes	(943)	(1,102)	6,100	(2,098)
Deconsolidation and restructuring of CEOC and other	935	66	(6,162)	94
Interest expense	147	708	531	1,954
Income/(loss) from operations	139	(328)	469	(50)
Depreciation and amortization	98	165	296	471
Write-downs, reserves, and project opening costs, net of recoveries	32	19	99	95
Impairment of goodwill	—	289	—	289
Impairment of intangible and tangible assets	—	210	—	260
Acquisition and integration costs and other	2	15	7	80
Corporate expense	40	74	131	192
EBITDA attributable to discontinued operations	—	—	—	(7)
Property EBITDA	$311	$444	$1,002	$1,330

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
In addition to the risk factors set forth below, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the outcome of currently pending or threatened litigation and demands for payment by certain creditors against CEC and by the National Retirement Fund;

•	the effects of CEOC’s bankruptcy on CEOC and its subsidiaries and affiliates, including Caesars Entertainment, and the interest of various creditors, equity holders and other constituents;

•	the ability to retain key employees during the restructuring of CEOC;

•	the event that the First Lien RSAs may not be consummated in accordance with its terms, or persons not party to an RSA may successfully challenge the implementation thereof;

•	the length of time CEOC will operate in the Chapter 11 cases or CEOC’s ability to comply with the milestones provided by the RSAs;

•	risks associated with third party motions in the Chapter 11 cases, which may hinder or delay CEOC’s ability to consummate the restructuring as contemplated by the RSAs;

•	the potential adverse effects of Chapter 11 proceedings on Caesars Entertainment’s liquidity or results of operations;

•	the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the financial results of CGP’s business;

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

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

•	the effects of environmental and structural building conditions relating to our properties;

•	access to insurance on reasonable terms for our assets;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under "Risk Factors" below.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015.
In light of the material weaknesses as of September 30, 2015, prior to the filing of this Form 10-Q for the period ended September 30, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with United States GAAP.

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

•
Enhancing the Company’s internal control monitoring program including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

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

•	Implementing new systems and tools to automate manual processes and to document and monitor adherence to standardized processes and controls.

•	Reviewing and updating accounting policies to ensure they address the Company’s current environment.
We believe the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of September 30, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. We will continue to monitor the effectiveness of these remediation activities and expect to make further changes to improve the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the "10.00% Second-Priority Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, CAC,CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes. We believe that fact discovery in the case is substantially complete. No trial date has been set.
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
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. Plaintiffs in the action that involves both tranches of Senior Unsecured Notes have moved for summary judgment, and under the schedule imposed by the court, briefing on such motion will be completed by December 2, 2015. Plaintiffs in the other action, brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes, have indicated that they will move for class certification, and under the schedule imposed by the court for this motion, briefing will be completed by February 1, 2016.
On November 25, 2014, UMB Bank (“UMB”), as successor indenture trustee for CEOC's 8.50% Senior Secured Notes due 2020 (the “8.50% Senior Secured Notes”), filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On March 3, 2015, BOKF filed a lawsuit (the “New York Second Lien Lawsuit”) against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the “New York First Lien Lawsuit”) against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits (as defined below) that are taking place in Manhattan. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, where it remains pending. Meanwhile, the parties have completed fact discovery in both actions and currently are engaged in expert discovery.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On October 20, 2015, Wilmington Trust, National Association (“Wilmington Trust”), filed a lawsuit (the “New York Senior Notes Lawsuit” and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the “Parent Guarantee Lawsuits”) against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the “10.75% Senior Notes”). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC's initial response to the complaint is currently scheduled to be filed on or before November 12, 2015.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The denial was affirmed by the United States District Court for the Northern District of Illinois in October 2015, and currently is on appeal to the United States Court of Appeals for the Seventh Circuit, with oral arguments scheduled for December 10, 2015. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
We believe that the claims and demands described above against CEC are without merit and we intend to defend the company vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue. See additional disclosure relating to CEOC’s Chapter 11 filing in Note 4. We believe that the Noteholder Disputes and the Parent Guarantee Lawsuits have a reasonably possible likelihood of an adverse outcome, but should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the “Financial Restructuring”), and should a court find in favor of the claimants in some or all of the Noteholder Disputes, such determination would likely lead to a reorganization under Chapter 11 of the Bankruptcy Code (see Note 1). We are not able to estimate a range of reasonably possible losses should any of the Noteholder Disputes ultimately be resolved against us, although they could potentially exceed $11 billion. (see Note 1).
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
See additional disclosures related to litigation and other matters in Note 5.
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
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. We opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and our motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted, but the court has yet to rule.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter in January 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of the Company and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the “GCB”) on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace’s bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a “look-back” for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
CEOC continues to cooperate with the Department of Justice in its investigation of this matter. We do not believe the outcome will have a material impact on our consolidated financial position, results of operations, or cash flows.

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
We are subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2013. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Although the Delaware First Lien Lawsuit has been subject to a consensual stay pursuant to the First Lien Bond RSA since CEOC’s filing for Chapter 11, and the Delaware Second Lien Lawsuit is not proceeding with respect to fraud or breach of fiduciary duty claims, should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, including the New York First Lien Lawsuit, the New York Second Lien Lawsuit or the Senior Unsecured Lawsuits, the transactions at issue in those lawsuits may be subject to rescission and/or the Company may be required to pay damages to the plaintiffs. In the event of an adverse outcome on one or all of these matters, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. See Note 5.
A number of the Noteholder Disputes also involve claims (the “Guarantee Claims”) that the Company is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which the Company guaranteed CEOC’s obligations under those notes remain in effect. Such claims were most recently raised against Caesars Entertainment in the New York Second Lien Lawsuit filed on March 3, 2015 by BOKF, N.A. and in the New York First Lien Lawsuit filed on June 15, 2015 by UMB Bank, N.A., both in the United States District Court for the Southern District of New York (the “SDNY Court”). Adverse rulings on such claims in the New York Second Lien Lawsuit or any of the other Noteholder Disputes could negatively affect our position on such claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on such claims, CEC may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If CEC became obligated to pay amounts owed on CEOC’s indebtedness as a result of these claims, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. Accordingly, as certain of the Guarantee Claims have not been stayed, and given the timing on which these Guarantee Claims are proceeding and the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Certain matters in the Senior Unsecured Lawsuits are expected to be subject to summary judgment motions, and the remaining issues in these lawsuits are expected to be tried as early as March 2016. In the event of an adverse outcome on such matters, CEC would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter.
Risks Related to the Bankruptcy Proceedings
CEOC and a substantial majority of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, and are subject to the risks and uncertainties associated with bankruptcy proceedings.
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its United States subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015 (see Note 4).
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
While the Debtors’ operate their businesses as debtors-in-possession under supervision by the Bankruptcy Court, the Bankruptcy Court approval is required with respect to the Debtors’ business, and in some cases certain holders of claims in respect of claims under CEOC’s first lien notes and first lien bank debt who have entered into the RSAs (as defined below), prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, including any statutory committees appointed in the Chapter 11 proceedings, and one or more hearings. Such committees and parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process could delay major transactions and limit the Debtors ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, the Debtors could be prevented from engaging in non-ordinary course activities and transactions that they believe are beneficial to them.
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
We and CEOC entered into the Fifth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 7, 2015, with certain holders of claims in respect of CEOC’s first lien notes (the “First Lien Bond RSA”) and also entered into the Restructuring Support and Forbearance Agreement, dated as of August 21, 2015, with certain holders of claims in respect of CEOC’s first lien bank debt (the “Bank RSA” and, together with the First Lien Bond RSA, the “RSAs”), pursuant to which, among other things, CEOC agreed to file a plan of reorganization in accordance with the terms of the RSAs (the “Plan”). The creditors party to the RSAs have agreed to vote in favor of the Plan when properly solicited to do so, there are certain material conditions CEOC must satisfy under the RSAs, including the timely satisfaction of milestones in the Chapter 11 proceedings such as obtaining orders from the Bankruptcy Court with respect to the use of cash collateral, approval of the disclosure statement and confirmation of the Plan. The Debtors’ ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. If the applicable creditors are not required to vote for the Plan, the Plan may not be confirmed, in which case there could be an alternative plan of reorganization that may or may not be acceptable to Caesars Entertainment.
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
If the Bankruptcy Court approves the Plan, in connection with the Debtors’ emergence from Chapter 11, CEC will be required to (i) contribute over $400 million to pay a forbearance fee, for general corporate purposes and to fund sources and uses, (ii) purchase up to approximately $1.0 billion of new equity in the restructured Debtors and (iii) spend over $300 million to purchase claims of the first lien bank lenders that survive the effective date of the Plan. As a result of these payments and investments, CEC may have less cash available in future periods for investments and operating expenses and, as a result, the confirmation of the Plan and emergence of the Debtors may have a negative impact on Caesars’ business and operating conditions.

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
If the Bankruptcy Court approves the Plan, in connection with the Debtors’ emergence from Chapter 11, Caesars Entertainment will guarantee (i) the two leases between the restructured operating company (“OpCo”) and the restructured property companies (“CPLV PropCo” and “Non-CPLV PropCo”, collectively “PropCo”) and (ii) OpCo’s senior secured credit facilities and first lien notes and second lien notes received by the Debtors’ creditors under the Plan (the “OpCo Debt”). Pursuant to the leases, CPLV PropCo and Non-CPLV PropCo will lease properties to OpCo: (1) for the Caesars Palace Las Vegas (“CPLV”) property (the “CPLV Lease”) and (2) for certain properties currently owned by CEOC other than CPLV (the “Non-CPLV PropCo Lease” and, together with the CPLV Lease, the “Leases”). Under the terms of a proposed management lease support agreement, Caesars Entertainment will guarantee the payment and performance of all monetary obligations of OpCo under the Leases. Under the terms of the guarantees of the OpCo Debt, Caesars Entertainment will provide a full guarantee of the OpCo Debt, secured by a first-priority pledge of substantially all of the material assets of Caesars Entertainment, subject to certain exceptions. If OpCo is unable to meet its monetary obligations under the Leases or the OpCo Debt, Caesars Entertainment may be subject to significant obligations, which could materially and adversely affect Caesars Entertainment’s business and operating conditions.
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
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues; earnings before interest, taxes, depreciation and amortization (“EBITDA”), capital expenditures, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. The forecasts for the Debtors will be even more speculative than normal, because they may involve fundamental changes in the nature of the Debtors’ capital structure and corporate structure. Accordingly, CEOC expects that its actual financial condition and results of operations will differ, perhaps materially, from what CEOC has anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization implemented by the Debtors will occur or, even if they do occur, that they will have the anticipated effects on the Debtors and their subsidiaries or businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.1	Letter Agreement dated August 19, 2015, by and between Timothy Donovan and Caesars Enterprise Services, LLC.	—	8-K	—	10.1	8/19/2015

10.2	Restructuring Support and Forbearance Agreement, dated as of August 21, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.1	8/24/2015

10.3	Amendment to Guaranty and Pledge Agreement, dated as of August 21, 2015, among Caesars Entertainment Corporation, Credit Suisse AG, Cayman Islands Branch and the Requisite Lenders party thereto.	—	8-K	—	10.2	8/24/2015

10.4	Fifth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 7, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	10/8/2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.	X	—	—	—	—
_______________

† Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

November 9, 2015	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer