Form 10-K
period 2015-12-31
CAESARS ENTERTAINMENT Corp
filed 2016-02-29
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 was $351 million.
As of February 15, 2016, the registrant had 145,143,581 shares of Common Stock outstanding.

CAESARS ENTERTAINMENT CORPORATION

PART I

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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations,” and (iii) our Consolidated Balance Sheets as our “Balance Sheets.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.

ITEM 1.	Business
Overview
Caesars Entertainment is a casino-entertainment and hospitality services provider. CEC is primarily a holding company with no independent operations of its own. It owns Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). CEC also holds a majority interest in Caesars Entertainment Operating Company, Inc. (“CEOC”); however, as described in Note 3, the results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC’s voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 15, 2015.
The Caesars portfolio of properties, including the properties owned and operated by CEOC, represents the world’s most diversified casino-entertainment portfolio with entertainment facilities in more areas throughout the United States than any other participant in the gaming industry. We have established a rich history of industry-leading growth and expansion since we commenced operations in 1937. Our facilities typically include gaming offerings, food and beverage outlets, hotel and convention space, and non-gaming entertainment options. In addition to our brick and mortar assets, we operate an online gaming business that provides social and mobile games offerings that utilize virtual currency as well as real money games in certain jurisdictions.

Organizational Structure
The following diagram illustrates the key entities and subsidiaries in the Caesars Entertainment organizational structure. This diagram does not include all legal entities and subsidiaries.

Caesars Entertainment Corporation
("CEC")
Caesars Acquisition Company (2)
89%
58% (non-voting)
42% (voting)
Deconsolidated from Results
Caesars Entertainment Operating Company, Inc. (1)(5)
("CEOC")
Caesars Entertainment Resort Properties, LLC (5)
("CERP")
Caesars Growth Partners, LLC (2)(5)
("CGP")
69%
20%
11% (3)
Caesars Enterprise Services, LLC (4)
("CES")

____________________________

(1)	CEOC filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code on January 15, 2015 and was no longer consolidated within CEC as a result. See Note 3.

(2)
CAC is party to the series of transactions that formed CGP and owns 100% of the voting membership units in CGP. Caesars owns 100% of the non-voting membership units in CGP and consolidates CGP as a variable interest entity. See Note 2. See information about Caesars’ announced merger with CAC in Note 1.

(3)	Ownership held by Caesars Growth Properties Holding, LLC (“CGPH”), a subsidiary of CGP.

(4)	CES is a services joint venture formed by CEOC, CERP, and CGPH. See Note 2.

(5)
Our reportable segments include CERP, CGP Casinos, and CIE. CGP Casinos is comprised of all subsidiaries of CGP excluding CIE. CEOC remained a reportable segment until its deconsolidation effective January 15, 2015. See Note 1 and Note 3.

As of December 31, 2015, through our consolidated entities, we owned and operated 12 casinos in the United States, with over one million square feet of gaming space and over 23,000 hotel rooms. Our properties are concentrated in Las Vegas, where eight of the twelve are located. See Item 2 for more information about our properties.
Caesars Entertainment Resort Properties, LLC. Operates six casinos in the United States and The LINQ promenade along with leasing Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”) to CEOC and gaming space at The LINQ promenade to CGP.
Caesars Growth Partners, LLC. Operates six casinos in the United States and, through its subsidiary Caesars Interactive Entertainment, Inc. (“CIE”), owns and operates (1) an online business providing social and mobile games, (2) regulated online real money gaming and (3) the World Series of Poker (“WSOP”) tournaments and brand.
Caesars Enterprise Services, LLC (“CES”). As described more fully in Note 1, CES is a joint venture formed by CERP, CEOC, and CGPH (collectively, the “Members”) that provides certain corporate and administrative services for the Members’ casino properties, including substantially all of the 28 casino properties owned by CEOC, and ten casinos owned by unrelated third parties (including four Indian tribal properties). CES also manages certain enterprise assets and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. (See Note 1)

Business Operations
Our consolidated business is composed of five complementary businesses that reinforce, cross-promote, and build upon each other: casino entertainment, food and beverage, rooms and hotel, interactive entertainment, and other business operations.
Casino Entertainment Operations
Our casino entertainment operations include revenues from over 14,000 slot machines and 1,200 table games, as well as other games such as keno, poker, and race and sports books, all of which comprised approximately 43% of our total net revenues in 2015. Slot revenues generate the majority of our gaming revenue and are a key driver of revenue, particularly in our properties located outside of the Las Vegas market. In addition, we continue to create new, social environments for our diverse guests such as the TAG Lounge and Bar, which opened in 2015.
TAG Lounge and Bar. This sports bar located at The LINQ Hotel & Casino (“The LINQ Hotel”) features an interactive gaming lounge with digital casino games, touchscreen table top gaming units and hologram blackjack table, as well as a selection of over 200 beers and sports streaming from around the world.
Food and Beverage Operations
Our food and beverage operations generate revenues primarily from over 50 buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service, and represented approximately 16% of our total net revenues in 2015. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants and buffets. In 2015, we opened a number of new food and beverage offerings, including:
HEXX Kitchen + Bar. Located at Paris Las Vegas, HEXX features American cuisine, an extensive collection of wine, beer, and craft cocktails, as well as Nevada's first bean-to-bar chocolate maker.
Le Central. Featuring a beautiful dome structure and open-air vibe, Le Central is an inviting spot to relax. The 24-hour lounge centrally located at Paris Las Vegas features plush seating to greet guests, signature cocktails, video screens and video games.
Guy Fieri’s El Burro Borracho. Guy Fieri’s newest restaurant at Harrah’s Laughlin offers a taste of signature cuisine, featuring bold flavors and exceptional twists on traditional Mexican dishes.
Rooms and Hotel Operations
Rooms and hotel operations revenue comprised approximately 17% of our total net revenues in 2015 and is primarily generated from hotel stays at our casino properties and our over 23,000 guest rooms and suites.
Our properties operate at various price and service points, allowing us to host a variety of casino guests who are visiting our properties for gaming and other casino entertainment options and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions. During 2015, we opened or redeveloped two properties:
Harrah’s Atlantic City Waterfront Conference Center. We opened the largest conference-hotel complex from Baltimore to Boston located adjacent to Harrah’s Atlantic City, which provides access to over 2,500 hotel rooms. The $126 million conference center adds 100,000 square feet of meeting space including two 50,000 square-foot ballrooms that can be configured 200 different ways to accommodate meetings of all sizes.
The LINQ Hotel & Casino. The LINQ Hotel completed the full room renovation featuring over 2,200 upgraded guest rooms including over 200 suites, two urban loft-style penthouses and 25 poolside cabana guest rooms.
Interactive Entertainment
CIE operates an online games business providing social games on Facebook and other social media websites and mobile application platforms that utilize virtual currency and certain real money gaming in Nevada and New Jersey. CIE also owns the World Series of Poker (“WSOP”) tournaments and brand and licenses WSOP trademarks for a variety of products and businesses related to this brand.
Other Business Operations
We provide a variety of retail and entertainment offerings in our casinos and The LINQ promenade. Our retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items. The LINQ promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel and the Flamingo Las Vegas. Our entertainment options are diverse and include concerts, comedy shows, and variety acts featuring many well-known artists and entertainers, as well as The High Roller, our 550-foot observation wheel at The LINQ promenade.
Sales and Marketing
We believe the Caesars portfolio of properties (including the CEOC properties) that operate under the Total Rewards program enable us to capture a larger share of our customers’ entertainment spending when they travel among markets versus that of a standalone property, which is core to our cross-market strategy. We believe that our high concentration of properties in the center of the Las Vegas Strip generates increased revenues and enables us to capture more of our customers’ gaming dollars than in markets where we have single properties competing individually against outside competition.
We believe the Total Rewards program, in conjunction with this distribution system, allows us to capture a growing share of our customers’ entertainment spending and compete more effectively. Members earn Reward Credits at all Caesars-affiliated properties in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Members may also earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with our many partners, including Starwood Hotels and Resorts and Norwegian Cruise Line. Total Rewards members can redeem Reward Credits for amenities or other items such as merchandise, gift cards, and travel. Total Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges.
Members are also provided promotional offers and rewards based on their engagement with Caesars-affiliated properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used for marketing promotions, including direct mail campaigns, electronic mail, our website, mobile devices, social media, and interactive slot machines.
Intellectual Property
The development of intellectual property is part of our overall business strategy. We regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent, trademark, copyright or combination of several of our intellectual property rights, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, trademarks, copyrights, and trade secret laws. We file applications for and obtain patents, trademarks, and copyrights in the United States and foreign countries where we believe filing for such protection is appropriate, including United States and foreign patent applications covering certain proprietary technology of CEOC and CIE. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. CEOC’s United States patents have varying expiration dates, the last of which is 2032.
We have not applied for the registration of all of our trademarks, copyrights, proprietary technology or other intellectual property rights, as the case may be, and may not be successful in obtaining all intellectual property rights for which we have applied. Despite our efforts to protect our proprietary rights, parties may infringe upon our intellectual property and use information that we regard as proprietary, and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights or intellectual property to as great an extent as do the laws of the United States. In addition, others may independently develop substantially equivalent intellectual property.
We own or have the right to use proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including the following:

•	CEOC’s marks include Caesars, Harrah’s, Horseshoe, Bally’s, and Total Rewards;

•	CERP’s marks include Rio, Flamingo, and Paris;

•	CIE’s marks include World Series of Poker, Playtika, Slotomania, House of Fun Slots, and Bingo Blitz; and

•	CGP holds a license for the Planet Hollywood mark used in connection with the Planet Hollywood Resort & Casino in Las Vegas.
Omnibus License and Enterprise Services Agreement
The Members of CES entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”) in May 2014, which granted various licenses to the Members through CES and allowed the Members to continue to use the intellectual property each of the properties owned or managed by the Members used in their associated businesses, including Total Rewards. See Note 1 for a complete discussion of CES and the Omnibus Agreement. Under the terms of the CES joint venture and the Omnibus License and Enterprise Services Agreement, we believe that Caesars and its other operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, trademarks, and programs despite the CEOC bankruptcy filing.
Competition
Casinos
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding areas. Our Las Vegas Strip hotels and casinos also compete, in part, with each other. We also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-and off-track wagering, and card parlors. Our non-gaming offerings also compete with other retail facilities, amusement attractions, and food and beverage offerings.
In recent years, many casino operators, including us, have been reinvesting in existing facilities, developing new facilities, and acquiring established facilities. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many markets.
The expansion of casino entertainment into new markets also presents competitive issues for us that have had a negative impact on our financial results. Atlantic City, in particular, has seen a decline of more than 50% compared with 2006 levels, primarily due to the addition of gaming and room capacity associated with the expansion of gaming in Maryland, New York, and Pennsylvania. This has resulted in several casino closings in recent years, including CEOC’s Showboat Atlantic City casino and three competitor casinos in 2014.
Interactive Entertainment
The social and mobile games industry is intensely competitive and rapidly evolving. Casino-themed games have become one of the most competitive social and mobile games sectors due to their attractive underlying qualities, including, among others, high average revenue per user, familiar game mechanics, and longer than average game life spans. CIE faces significant competition in all aspects of this business. Specifically, CIE competes for the leisure time, attention, and discretionary spending of its players with other social and mobile games developers on the basis of a number of factors, including, among others, the quality of player experience, brand awareness, reputation, and access to distribution channels. However, other developers of social and mobile casino-themed games could develop more compelling content that competes with CIE's games and adversely affect CIE's ability to attract and retain players and their entertainment time. These and other competitors may take advantage of social networks and access to a large user base to grow rapidly. We also compete with developers of other non-casino themed mobile games.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also Exhibit 99.1, “Gaming Overview,” to this Form 10-K. In addition, for a summary of key developments in 2015, see “Summary of 2015 Events and Key Drivers of Annual Performance” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Employee Relations
We have approximately 33,000 employees throughout our organization. Approximately 16,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel, and restaurant employees. The majority of these employees are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	8,500	Culinary Workers Union, Local 226	May 2018
Atlantic City Food & Beverage and Hotel employees	1,400	UNITE HERE, local 54	March 2015 and continuing on a month to month basis
Las Vegas Bartenders	1,200	Bartenders Union, Local 165	May 2018
Las Vegas Dealers	1,100	Transport Workers Union of America	February 2019
Corporate Social Responsibility and Sustainability

Our Board of Directors and senior executives are committed to maintaining Caesars’ position as an industry leader in corporate citizenship and sustainability. In 2015, we established a CEO-level external environmental sustainability advisory board with experts representing non-governmental organizations, business strategy, academia, and investors.
Code of Commitment

For 15 years, our Code of Commitment has guided our approach to responsible and ethical business, compliance and anti-corruption. Training events reinforce our expectations of all employees.

We were awarded first in the consumer discretionary category in the 2014 Civic 50, an initiative organized by Points of Light and Bloomberg that recognizes companies for their commitment to improving the quality of life in their home communities. Caesars was the first company to develop responsible gaming programs informed by the latest science, evaluated objectively and created in conjunction with leading researchers. In 2015, we published two new positions: Our Stance Against Human Trafficking and our Responsible Supplier Statement to demonstrate our commitment to human rights and ethical business practices of suppliers.
Environmental Stewardship

For the past seven years, we have advanced a strategy to reduce our impact on the environment. Our structured, data-driven CodeGreen program leverages the passion of our employees and engages our guests and suppliers. Since 2007, we have reduced energy consumption across our properties by 21% per air-conditioned sq. ft., greenhouse gas emissions by 23%, and water consumption by nearly 17% since 2008. In 2014, 44% of our total waste was recycled.

Additionally, we have received Green Key Eco-Rated certifications at 30 properties in North America. Caesars earned a perfect 100/100 on the 2015 Carbon Disclosure Project (“CDP”) Climate Disclosure Score and landed a spot on the Climate Disclosure Leadership Index. Caesars is among the top 10% of U.S. companies participating in the CDP process.

Diversity and Inclusion

We create a dynamic and innovative working culture where individual growth is rewarded, recognized and celebrated. Caesars is the only company in the casino entertainment industry to receive nine consecutive perfect scores on the Human Rights Campaign Corporate Equality Index, including 2016. We encourage diversity and the advancement of women, and in 2014, 57% of our employees belonged to minority groups and 41% of our managers were women.

Caesars Foundation

Established in 2002, the Caesars Foundation (the “Foundation”) is a private charitable foundation funded by a portion of operating income from our resorts. Since its inception, the Foundation has gifted more than $70 million to support vibrant communities.

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
ITEM 1A.    Risk Factors
Risk Related to the CEC’s Ability to Continue as a Going Concern
If a court were to find in favor of the claimants in the Noteholder Disputes, it would likely have a material adverse effect on our business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters. The significant amounts CEC has agreed to pay in connection with CEOC’s reorganization raise substantial doubt about CEC’s ability to continue as a going concern. In addition, we also estimate that CEC will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the First Lien RSAs.
We are subject to a number of Noteholder Disputes, as described in Note 4, related to various transactions that CEOC has completed since 2010. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Although the Delaware First Lien Lawsuit has been subject to a consensual stay pursuant to the First Lien Bond RSA since CEOC’s filing for Chapter 11, and the Delaware Second Lien Lawsuit is not proceeding with respect to fraud or breach of fiduciary duty claims, should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, including the New York First Lien Lawsuit, the New York Second Lien Lawsuit or the Senior Unsecured Lawsuits, the transactions at issue in those lawsuits may be subject to rescission and/or the Company may be required to pay damages to the plaintiffs. In the event of an adverse outcome on one or all of these matters, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. See Note 4.
A number of the Noteholder Disputes also involve claims that CEC is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which CEC guaranteed CEOC’s obligations under those notes remain in effect (the “Guarantee Claims”). Such Guarantee Claims were most recently raised against Caesars Entertainment in a lawsuit filed on October 20, 2015 by Wilmington Trust, National Association in the United States District Court for the Southern District of New York (the “SDNY Court”). Adverse rulings on the Guarantee Claims in this action or any of the other Noteholder Disputes could negatively affect our position on such Guarantee Claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on the Guarantee Claims, CEC may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If CEC became obligated to pay amounts owed on CEOC’s indebtedness as a result of the Guarantee Claims, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. Accordingly, as certain of the Guarantee Claims have not been stayed, and given the timing on which these Guarantee Claims are proceeding and the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The remaining issues in these lawsuits are expected to be tried as early as May 2016. In the event of an adverse outcome on such matters, CEC would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter.
In addition to the liquidity issues raised as a result of complying with the material commitments we made under the First Lien RSAs described above, we also estimate that CEC will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the First Lien RSAs, primarily resulting from significant expenditures made to (1) defend the Company against the matters disclosed in Note 1 under “Litigation” and (2) support CEOC’s plan of reorganization (the “Restructuring”). As a result of the foregoing, there is substantial doubt about CEC's ability to continue as a going concern. See Note 1.

Risks Related to the Bankruptcy Proceedings
CEOC and a substantial majority of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, and we and they are subject to the risks and uncertainties associated with bankruptcy proceedings.
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results since 2007, on January 15, 2015, CEOC and certain of its U.S. subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Because CEOC is under the control of the Bankruptcy Court, CEC deconsolidated this subsidiary effective January 15, 2015 (see Note 3).
We and they are subject to a number of risks and uncertainties associated with the Chapter 11 proceedings, which may lead to potential adverse effects on our liquidity, results of operations, or business prospects. We cannot assure you of the outcome of the Chapter 11 proceedings. Risks associated with the Chapter 11 proceedings include the following:

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

•
the ability of the Debtors to negotiate, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings and Caesars Entertainment’s role in any final plan of reorganization;

•	the likelihood of Caesars Entertainment losing control over the operation of the Debtors as a result of the restructuring process;

•	risks associated with third party motions, proceedings and litigation in the Chapter 11 proceedings, which may interfere with the Debtors’ plan of reorganization;

•	our and CEOC’s ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	increased costs being incurred by Caesars Entertainment and CEOC related to the bankruptcy proceeding and other litigation;

•	our and the Debtors’ ability to manage contracts that are critical to our operation, and to obtain and maintain appropriate credit and other terms with customers, suppliers and service providers;

•	our and the Debtors’ ability to attract, retain and motivate key employees;

•	our ability to fund and execute our business plan;

•	whether our non-Debtor subsidiaries continue to operate their business in the normal course;

•	the disposition or resolution of all pre-petition claims against us and the Debtors; and

•	our ability to maintain existing customers and vendor relationships and expand sales to new customers.
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
While the Debtors’ operate their businesses as debtors-in-possession under supervision by the Bankruptcy Court, the Bankruptcy Court approval is required with respect to the Debtors’ business, and in some cases certain holders of claims in respect of claims under CEOC’s first lien notes and first lien bank debt who have entered into the First Lien RSAs (defined below), prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, including the statutory committees appointed in the Chapter 11 proceedings, and one or more hearings. Such committees and parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process could delay major transactions and limit the Debtors ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, the Debtors could be prevented from engaging in non-ordinary course activities and transactions that they believe are beneficial to them.
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
We cannot assure you that any reorganization of the Debtors will be on terms contemplated by the First Lien RSAs or otherwise on terms acceptable to Caesars Entertainment.
We and CEOC entered into the Fifth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 7, 2015, with certain holders of claims in respect of CEOC’s first lien notes (the “First Lien Bond RSA”) and also entered into the Restructuring Support and Forbearance Agreement, dated as of August 21, 2015, with certain holders of claims in respect of CEOC’s first lien bank debt (the “Bank RSA” and, together with the First Lien Bond RSA, the “First Lien RSAs”), pursuant to which, among other things, CEOC agreed to file a plan of reorganization in accordance with the terms of the First Lien RSAs (the “Plan”), which was filed October 7, 2015. The creditors party to the First Lien RSAs have agreed to vote in favor of the Plan when properly solicited to do so, but there are certain material conditions CEOC must satisfy under the First Lien RSAs, including the timely satisfaction of milestones in the Chapter 11 proceedings such as obtaining orders from the Bankruptcy Court with respect to the use of cash collateral, approval of the disclosure statement and confirmation of the Plan. On February 15, 2016, certain milestones were not met by CEOC under the First Lien RSAs and, as a result, the consenting creditors currently have the ability to terminate the First Lien RSAs. We, CEOC, and CEOC’s creditors continue to negotiate terms of the restructuring and have not received written notice of the consenting creditors’ intent to terminate. The Debtors’ ability to timely complete the milestones established under the First Lien RSAs is subject to risks and uncertainties that may be beyond our control. If the Debtors breach or otherwise default under the First Lien RSAs and the creditors party to the First Lien RSAs are not required to vote in favor of the Plan, the Plan may not be confirmed, in which case there could be an alternative plan of reorganization that may or may not be acceptable to Caesars Entertainment.
We cannot assure you that we will have sufficient liquidity to complete the Plan if it is approved by the Bankruptcy Court.
Because of the material commitments we made under the First Lien RSAs described above, we estimate that CEC will require additional sources of funding to meet its commitments even if the previously announced merger of Caesars and CAC is successfully completed. Because of these factors, we are evaluating additional sources of liquidity to enable CEC to meet its commitments, but we have not yet secured additional funding and there can be no assurance that we will be able to successfully obtain such financing. Furthermore, if the merger with CAC is not completed for any reason, CEC would still be liable for these payments.
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
Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met, and there can be no assurance that we and a requisite amount of the applicable creditors under the First Lien RSAs will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment of any non-accepting class, as well as any classes junior to such non-accepting class, than the treatment that will currently be provided in the Plan in accordance with the First Lien RSAs. Such less favorable treatment could include a distribution of property (including new securities) to the class affected by the modification of a lesser value than what the First Lien RSAs contemplate will be provided in the Plan or no distribution of property whatsoever under the Plan. In addition, any changes to the Plan, including any changes that would result in Caesars Entertainment no longer controlling the ownership or operations of CEOC, could have an adverse effect on Caesars Entertainment and its remaining operations. Changes to the Plan may also delay the confirmation of the Plan and the Debtors’ emergence from bankruptcy.
If the Plan contemplated by the First Lien RSAs is confirmed, CEC will be required to invest and pay significant amounts of cash in connection with the restructuring of CEOC, which may have a negative impact on Caesars’ business and operating condition.
If the Bankruptcy Court approves the Plan, in connection with the Debtors’ emergence from Chapter 11, Caesars Entertainment will guarantee (i) the two leases between the restructured operating company (“OpCo”) and the restructured property companies (“CPLV PropCo” and “Non-CPLV PropCo”, collectively “PropCo”) and (ii) OpCo’s senior secured credit facilities and first lien notes and second lien notes received by the Debtors’ creditors under the Plan (the “OpCo Take-Back Debt”). Pursuant to the leases, CPLV PropCo and Non-CPLV PropCo will lease properties to OpCo: (1) for the Caesars Palace Las Vegas (“CPLV”) property (the “CPLV Lease”) and (2) for certain properties currently owned by CEOC other than CPLV (the “Non-CPLV PropCo Lease” and, together with the CPLV Lease, the “Leases”). Under the terms of a proposed management lease support agreement, Caesars Entertainment will guarantee the payment and performance of all monetary obligations of OpCo under the Leases. Under the terms of the guarantees of the OpCo Take-Back Debt, Caesars Entertainment will provide a full guarantee of the OpCo Take-Back Debt, secured by a first-priority pledge of substantially all of the material assets of Caesars Entertainment, subject to certain exceptions. If OpCo is unable to meet its monetary obligations under the Leases or the OpCo Take-Back Debt, Caesars Entertainment may be subject to significant obligations, which could materially and adversely affect Caesars Entertainment’s business and operating conditions.
The merger with CAC is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed.
On December 21, 2014, Caesars Entertainment entered into the Merger Agreement with CAC, under which CAC will merge with and into Caesars Entertainment, with Caesars Entertainment continuing as the surviving corporation. The consummation of the merger is subject to a number of closing conditions, many of which are not within Caesars Entertainment’s control, and failure to satisfy such conditions may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (a) obtaining any necessary licenses, consents or other approvals, including from gaming authorities, to effect the merger, (b) the Plan having been confirmed by the Bankruptcy Court, (c) minimum cash conditions for each of (i) CGP and its subsidiaries and (ii) Caesars Entertainment and CERP, (d) receipt of certain tax opinions or rulings regarding certain tax aspects of the restructuring of CEOC and (e) a threshold amount of tax costs to Caesars Entertainment related to certain aspects of the restructuring of CEOC. It also is possible that a change, event, fact, effect or circumstance that could lead to a material adverse effect on Caesars Entertainment may occur, which may result in CAC not being obligated to complete the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if an uncertainty resulting in a material adverse effect on Caesars Entertainment may arise. If the merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the merger, such delay or failure to complete the merger may cause uncertainty or other negative consequences that may materially and adversely affect Caesars Entertainment’s business, financial performance and operating results and the price per share for Caesar Entertainment’s common stock.
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
Although we believe that CEOC will have sufficient liquidity to operate its businesses during the pendency of the Chapter 11 proceedings, there can be no assurance that the revenue generated by CEOC’s business operations and cash made available to CEOC under the cash collateral order or otherwise in its restructuring process will be sufficient to fund its operations, especially as we expect CEOC to incur substantial professional and other fees related to its restructuring. CEOC has not made arrangements for financing in the form of a debtor-in-possession credit facility, or DIP facility. In the event that revenue flows and other available cash are not sufficient to meet CEOC’s liquidity requirements, CEOC may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable. If, for one or more reasons, CEOC is unable to obtain such additional financing, CEOC could be required to seek a sale of the company or certain of its material assets or its businesses and assets may be subject to liquidation under Chapter 7 of the Bankruptcy Code, and CEOC may cease to continue as a going concern, which could harm our business.
Any plan of reorganization that the Debtors may implement will be based in large part upon assumptions and analyses developed by CEOC. If these assumptions and analyses prove to be incorrect, the Debtors’ plan may be unsuccessful in its execution, which could adversely affect Caesars Entertainment.
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
If the Plan contemplated by the First Lien RSAs is approved and consummated, CEC will own CEOC (and guarantee substantial payments by CEOC) and, accordingly, unsuccessful implementation of the Plan could have an adverse effect on Caesars Entertainment.
As a result of the Chapter 11 proceedings, our historical financial information will not be indicative of our future financial performance.
Our capital structure and our corporate structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. As of the Petition Date, CEOC was deconsolidated from our financial statements. Consequently, our results of operations following the deconsolidation will not be comparable to the financial condition and results of operations reflected in our historical financial statements for periods prior to the deconsolidation.

Risks Related to our Business
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
Caesars Entertainment is a highly-leveraged company and had $7.1 billion in debt outstanding as of December 31, 2015. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our estimated debt service (including principal and interest) is $767 million for 2016 and $9.5 billion thereafter to maturity. See Note 13 for details of our debt outstanding and related restrictive covenants.
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
We may be unable to generate sufficient cash flow from operations, or may be unable to draw under our senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. Our operating cash flow was negative $735 million in 2014 and $120 million in 2015. Our estimated debt service (including principal and interest) is $767 million for 2016 and $9.5 billion thereafter to maturity. See Note 13 for details of our debt outstanding.
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
For example, as of December 31, 2015, CERP had $190 million of additional borrowing capacity available under its senior secured revolving credit facility. CGP had $115 million of additional borrowing capacity available under its senior secured revolving credit facility. None of our existing indebtedness limits the amount of debt that may be incurred by Caesars Entertainment.

Our subsidiary debt agreements allow for one or more future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under CGP’s or CERP's credit facilities and first lien notes. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis, as well as development and acquisition opportunities.
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
We are required to satisfy and maintain specified financial ratios under our debt agreements. See Note 13 for further information. Our ability to meet the financial ratios under our debt agreements can be affected by events beyond our control, and there can be no assurance that we will be able to continue to meet those ratios.
A failure to comply with the covenants contained in the agreements that govern our indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the indebtedness of CERP or CGP, the lenders thereunder:

•	will not be required to lend any additional amounts to such borrowers;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require such borrowers to apply all of our available cash to repay these borrowings.
Such actions by the lenders under CERP’s or CGP’s indebtedness could cause cross defaults under the other indebtedness of CERP and CGP, respectively. For instance, if CERP were unable to repay those amounts, the lenders under CERP’s credit facilities and the holders of CERP’s secured notes could proceed against the collateral granted to them to secure that indebtedness.
If the indebtedness under CERP’s or CGP’s credit facilities, or other indebtedness were to be accelerated, there can be no assurance that their assets would be sufficient to repay such indebtedness in full.
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
In addition to the Noteholder Disputes discussed above, we are also defendants from time to time in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. For example, we may have potential liability arising from a class action lawsuit against Hilton Hotels Corporation relating to employee benefit obligations. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
The loss of the services of key personnel could have a material adverse effect on our business.
We believe that the leadership of our executive officers has been a critical element of our success. Any unforeseen loss of our chief executive officer’s services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our businesses. Our other executive officers and other members of senior management have substantial experience and expertise in our businesses that we believe will make significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We do not have key man or similar life insurance policies covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us.
If we cannot attract, retain and motivate employees, we may be unable to compete effectively, and lose the ability to improve and expand our businesses.
Our success and ability to grow depend, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. We face intense competition for highly qualified, specialized technical, managerial, and consulting personnel. Recruiting, training, retention and benefit costs place significant demands on our resources. Additionally, our substantial indebtedness and CEOC’s Chapter 11 proceedings have made recruiting executives to our businesses more difficult, which may become even more difficult as the CEOC Chapter 11 proceedings progress. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.
We may sell or divest different properties or assets as a result of our evaluation of our portfolio of businesses. Such sales or divestitures could affect our costs, revenues, profitability and financial position.
From time to time, we evaluate our properties and our portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets. For example, CEOC closed Harrah’s Tunica and Showboat Atlantic City in 2014. In addition, in 2014, CGP acquired from CEOC The Cromwell, The LINQ Hotel, Bally’s Las Vegas, and Harrah’s New Orleans as well as a financial stake in the management fee stream for all of those properties.
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
Reduction in discretionary consumer spending resulting from a downturn in the national economy, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors could negatively impact our financial performance and our ability to access financing.
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; increases in payroll taxes;

increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is particularly susceptible to any such changes because our casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. The economic downturn that began in 2008 and adverse conditions in the local, regional, national and global markets negatively affected our business and results of operations and may negatively affect our operations in the future. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved, our revenues may decrease. For example, while the gaming industry has partially recovered from 2006, there are no assurances that the gaming industry will continue to grow as a result of economic downturn or other factors. Any decrease in the gaming industry could adversely affect consumer spending and adversely affect our operations.
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
Although recent trends have indicated a growing shift in customer demand for gambling over non-gaming offerings when visiting Las Vegas, there are no assurances that this trend will continue and that demand for non-gaming offerings will not increase. According to Las Vegas Convention and Visitors Authority, 47% of Las Vegas visitors in 2014 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 41% of visitors in 2013, but down from 50% of visitors in 2011. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.
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
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact our operations. For example, the City Council of Atlantic City passed an ordinance in 2007 requiring that we segregate at least 75% of the casino gaming floor as a nonsmoking area, leaving no more than 25% of the casino gaming floor as a smoking area. Illinois also passed the Smoke Free Illinois Act which became effective January 1, 2008, and bans smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. The Smoke Free Illinois Act also bans smoking within 15 feet of any entrance, window or air intake area of these public places. In January 2015, the City of New Orleans passed a ban on indoor smoking and use of electronic cigarettes, which became effective in April 2015. These smoking bans have adversely affected revenues and operating results at our properties. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.
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
In recent years, many casino operators, including us, have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, SLS Las Vegas opened in August 2014, and the Genting Group has announced plans to develop a casino called Resorts World Las Vegas, which is expected to open in 2017. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM is developing The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park began in 2015 and the arena is expected to be complete in the first half of 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, however, there are no details as to when or if these projects will be completed. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.
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
The “Caesars” brand remains the most recognized casino brand in the world and our operations benefit from the global recognition and reputation generated by our brands. Generally, we are actively pursuing gaming and non-gaming management, branding, and development opportunities in Asia and other parts of the world where our brands and reputation are already well-recognized assets. In addition, we will continue to expand our World Series of Poker tournaments to international jurisdictions where we believe there is a likelihood of legalization of online gaming, in order to grow the brand’s awareness. In connection with such opportunities, we intend to grant third parties licenses to use our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the “Caesars” and the “World Series of Poker” brand names, or any of our other brands, by third parties outside of our exclusive control.
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
The risks associated with our existing and potential future international operations could reduce our profits.
Some of our properties are located outside the United States, and we are currently pursuing additional international opportunities. International operations are subject to inherent risks including:

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
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to requirements imposed by the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws (“AML”) or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations.
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
Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in impairment charges during the years ended December 31, 2014 and 2013. If one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.
We may be required to pay our future tax obligation on our deferred cancellation of debt income.
Under the American Recovery and Reinvestment Act of 2009, or the ARRA, we received temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that we reacquired in 2009 and 2010, we have deferred related CODI of $499 million remaining for tax purposes. We are required to include one-third of the remaining deferred CODI in taxable income each year from 2016 through 2018. Alternatively, the deferred CODI could be accelerated into taxable income in a year an impairment transaction occurs. To the extent that our federal taxable income exceeds our available federal net operating loss carry forwards in those years, we will have a cash tax obligation.
The amount above has decreased from prior annual reports due to the deconsolidation of the CEOC in 2015 and the 2014 and 2015 recognition of the CODI into taxable income.

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
CGP’s interests may conflict with our interests.
The interests of CGP could conflict with our interests. CGP is in a similar business to us and is required to first provide any potential development opportunities to us. However, we may decide to decline the opportunity for the Company’s business and permit CGP to pursue the development opportunity. A committee of our board of directors comprised of disinterested directors will consider potential development opportunities provided to us by CGP. If the committee declines an opportunity, that opportunity will be available to CGP and will not be available to our businesses. As a result, our business and growth prospects could be negatively impacted. Furthermore, the consideration of business opportunities may create potential or perceived conflicts of interests between our and CGP's businesses. While we may retain a portion of the financial stake in any management fee to be received in connection with an opportunity provided to CGP, there can be no assurances that such opportunity will be successful or that we will receive the expected fees from any opportunity.
Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH has notified CES, CEOC and CERP that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights.
Although certain employees of affiliates of Apollo Global Management, LLC (together with such affiliates, “Apollo”) and affiliates of TPG Capital, LP (together with such affiliates, “TPG” and, together with Apollo, the “Sponsors”) are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment or CAC and have no obligation to present such opportunity to Caesars Entertainment or CAC.
Work stoppages and other labor problems could negatively impact our future profits.
Some of our employees are represented by labor unions and, accordingly, we are subject to the risk of work stoppages or other labor disruptions from time to time. We have 25 collective bargaining agreements covering various employees in Las Vegas expiring in 2016. In addition, several collective bargaining agreements covering most of our union employees in Atlantic City will expire on February 29, 2016, subject to automatic extension unless one party gives 30 days’ prior notice of intent to terminate. No such notice has been given. We intend to negotiate renewal agreements for all collective bargaining agreements expiring and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our profits.
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
We assess and monitor the security of collection, storage and transmission of customer information on an ongoing basis. We utilize commercially available software and technologies to monitor, assess and secure our network. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not us. Although we have taken steps designed to safeguard our customers' confidential personal information and important internal company data, our network and other systems and those of third parties, such as service providers, could be compromised, damaged, or disrupted by a third party breach of our system security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, our employees or those employees of a third party, power outages, computer viruses, system failures, natural disasters or other catastrophic events. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of a security breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that we are adequately protecting our information.
Any loss, disclosure or misappropriation of, or access to, customers' or other proprietary information, or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition, results of operations and cash flow.
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
In January 2015, the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the CEC controlled group (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan purportedly permitting such expulsion. The CEC affiliates that are included in NRF are Caesars Atlantic City, Bally’s Atlantic City, and Harrah’s Philadelphia (all of which are owned by CEOC and are not included in CEC’s results), as well as Harrah’s Atlantic City and the Las Vegas laundry. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
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
In May 2014, we, together with CEOC, CERP and CGPH formed CES, a services joint venture. CES manages certain enterprise assets and the other assets it owns, licenses or controls and employs the corresponding employees and other employees who provide services to CEOC, CERP and CGP, their affiliates and their respective properties and systems under each property's corresponding property management agreement. CES manages certain enterprise-wide assets of ours, including the intellectual property that CEOC and its affiliates currently license to CGP and other subsidiaries of CEC. In addition, certain of CEOC’s subsidiaries' property management agreements have been assigned to CES and others may be assigned in the future. While CES has attained certain key regulatory approvals, before CES can commence all activities in all jurisdictions, it may be required to obtain additional regulatory approvals in certain jurisdictions. For example, employees employed by CES are, in the limited purpose of the services they provide to properties in Ohio, Pennsylvania, Missouri and Ontario, Canada, employed jointly by CES and CEOC in respect of such services and will be so jointly employed until CES obtains the necessary regulatory approvals in each of the aforementioned jurisdictions. CES intends to file for all regulatory approvals in jurisdictions in which such approval is required, but we cannot be sure when, or if, we will receive such approvals or that CES will be able to be implemented in all intended jurisdictions.
Due to the participation of CEOC, CGPH, and CERP in CES, we may not control CES and our interests may not align with the interests of the other members of CES.
CEOC, CGPH, and CERP are members of CES, and each relies on CES to provide it and its subsidiaries with intellectual property licenses and property management services, among other services. CEOC, CGPH and CERP are each required to contribute as necessary to fund CES’ operating costs and capital requirements in proportion to their respective ownership interest in CES. The members of CES are required to fund its capital expenditures in agreed portions on an annual basis. The amount each member will be required to fund in future years will be subject to the review and approval of the CES steering committee. CEOC, CGPH and CERP, together, control CES through the CES steering committee, which is comprised of one representative from each of CEOC, CGPH and CERP. Conflicts of interest may arise between Caesars Entertainments’ subsidiaries. Most decisions by CES require the consent of two of the three steering committee members. To the extent we are unable to control the consent of at least two of the three steering committee members, we will be unable to cause CES to take actions that our in our interest. In addition, certain decisions by CES may not be made without unanimous consent of the members, including consent by CGPH, which we do not control. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’ operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, CGPH may block certain actions by CES that are in our interest.
We are controlled by the Sponsors, whose interests may not be aligned with ours.
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of December 31, 2015, Hamlet Holdings beneficially owned a majority of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of our directors. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our board of directors or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of all or substantially all of our assets. As a result, Hamlet Holdings is in a position to exert a significant influence over us, and the direction of our business and results of operations. The interests of the Sponsors could conflict with or differ from the interests of other holders of our securities. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Additionally, the Sponsors are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with the Sponsors or their co-investors could cause our stock price to decline. So long as Hamlet Holdings continues to hold the irrevocable proxy, they will continue to be able to strongly influence or effectively control our decisions.
In addition, we have an executive committee that serves at the discretion of our board of directors and is authorized to take such actions as it reasonably determines appropriate. Currently, the executive committee may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee.
Future sales or the possibility of future sales of a substantial amount of our common stock, including in connection with the merger with CAC or the restructuring of CEOC, may depress the price of shares of our common stock.
Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
As of December 31, 2015, there were 145 million shares outstanding, all of which are the same class of voting common stock. All of the outstanding shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended (“Securities Act”), subject to volume limitations, applicable holding period requirements or other contractual restrictions. The Sponsors have the ability to cause us to register the resale of its shares, and our management members who hold shares will have the ability to include their shares in such registration.
We sold 7 million shares of our common stock in 2014 and 11 million shares in 2013. In connection with the merger with CAC, we expect to issue a significant number of shares of our common stock and, in connection with the restructuring of CEOC, we expect to issue a significant amount of notes convertible into shares of our common stock. In addition, we may issue shares of common stock or other securities from time to time as consideration for future acquisitions and investments or for any other reason that our board of directors deems advisable. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of common stock or other securities in connection with any such acquisitions and investments.
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
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent a holder of our common stock from being able to sell their shares. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	news or developments related to CEOC's ongoing Bankruptcy proceedings and negotiations with its creditors;

•	conditions that impact demand for our products and services;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team;

•	issuance of common stock in connection with the merger with CAC;

•	the expiration of contractual lockup agreements; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

In addition, the stock market experiences significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in the gaming, lodging, hospitality and entertainment industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.
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
PRIVATE SECURITIES LITIGATION REFORM ACT
This Form 10-K contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” “preserve,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout the report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the restructuring of CEOC and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the outcome of currently pending or threatened litigation and demands for payment by certain creditors and by the National Retirement Fund against CEC;

•	the effects of CEOC’s bankruptcy on CEOC and its subsidiaries and affiliates, including Caesars Entertainment, and the interest of various creditors, equity holders and other constituents;

•	the ability to retain key employees during the restructuring of CEOC;

•	the event that the First Lien RSAs may not be consummated in accordance with their terms, or persons not party to an First Lien RSA may successfully challenge the implementation thereof;

•	the length of time CEOC will operate in the Chapter 11 cases or CEOC’s ability to comply with the milestones provided by the First Lien RSAs;

•	risks associated with third party motions in the Chapter 11 cases, which may hinder or delay CEOC’s ability to consummate the restructuring as contemplated by the First Lien RSAs;

•	adverse effects of the Chapter 11 proceedings and related litigation on Caesars Entertainment’s liquidity or results of operations;

•	the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the financial results of our consolidated businesses;

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

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

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
As of December 31, 2015, we owned the following casino properties. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Bally’s Las Vegas	Las Vegas, Nev.	66,200	1,000	70	2,810
The Cromwell	Las Vegas, Nev.	40,000	410	50	190
Flamingo Las Vegas	Las Vegas, Nev.	72,300	1,140	120	3,460
Harrah’s Atlantic City	Atlantic City, N.J.	154,800	2,170	180	2,590
Harrah’s Las Vegas	Las Vegas, Nev.	90,600	1,290	90	1,980
Harrah’s Laughlin	Laughlin, Nev.	56,000	930	40	1,510
Harrah’s New Orleans	New Orleans, La.	125,100	1,720	150	450
Horseshoe Baltimore	Baltimore, Md.	122,000	2,200	180	—
The LINQ Hotel & Casino	Las Vegas, Nev.	62,200	780	70	2,250
Paris Las Vegas	Las Vegas, Nev.	95,300	1,040	100	2,920
Planet Hollywood Resort & Casino	Las Vegas, Nev.	64,500	1,090	110	2,500
Rio All-Suites Hotel & Casino	Las Vegas, Nev.	117,300	1,060	80	2,520
On January 15, 2015, CEOC and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code. Because CEOC is deemed to be under the control of the United States Bankruptcy Court, the Company deconsolidated this subsidiary effective January 15, 2015 (see Note 3).

ITEM 3.	Legal Proceedings
We are subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2010, as well as certain other litigation. See Note 4 for full details of the matters outlined below.
Noteholder Disputes

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014 (the “Delaware Second Lien Lawsuit”)

•	Litigation commenced by parties on September 3, 2014 and October 2, 2014 (the “Senior Unsecured Lawsuits”)

•	Litigation commenced by UMB Bank on November 25, 2014 (the “Delaware First Lien Lawsuit”)

•	Demands for payment made by Wilmington Savings Fund Society, FSB on February 13, 2015 (the “February 13 Notice”)

•	Demands for payment made by BOKF, N.A., on February 18, 2015 (the “February 18 Notice”)

•	Litigation commenced by BOKF, N.A. on March 3, 2015 (the “New York Second Lien Lawsuit”)

•	Litigation commenced by UMB Bank on June 15, 2015 (the “New York First Lien Lawsuit”)

•	Litigation commenced by Wilmington Trust, National Association on October 20, 2015 (the “New York Senior Notes Lawsuit”)
Other Litigation
Litigation commenced by Nicholas Koskie on December 30, 2014 (the “Merger Lawsuit”)
Litigation commenced by Hilton on December 24, 2014 (the “Hilton Lawsuit”)
Litigation commenced by Trustees of the National Retirement Fund in January 2015 (“NRF Litigation”)

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ under the ticker symbol “CZR.” The following table sets forth the high and low sales prices for our common stock on the NASDAQ for each quarter during 2015 and 2014.

	2015		2014
	High	Low	High	Low
First Quarter	$16.00	$8.78	$26.74	$18.86
Second Quarter	12.48	5.95	23.00	17.05
Third Quarter	10.61	3.30	18.54	11.21
Fourth Quarter	9.17	5.75	17.39	8.51
As of February 15, 2016, there were 145,143,581 shares of common stock issued and outstanding that were held by 128 stockholders of record.
To date, we have not paid a cash dividend. Certain of our borrowings have covenants and requirements restricting or limiting the ability of CEC and its subsidiaries to, among other things, pay dividends on or make distributions in respect of their capital stock or make other restricted payments. See Note 13 for additional information on our covenants and restrictions.
There have not been any sales by CEC of equity securities during the years ended December 31, 2015, 2014, or 2013, that have not been registered under the Securities Act. In addition, CEC did not repurchase shares of its common stock during the three months ended December 31, 2015.
Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on February 8, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) and ending on December 31, 2015. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on February 8, 2012, and that all dividends were reinvested. Stock price performance, presented for the period from February 8, 2012 to December 31, 2015, is not necessarily indicative of future results.

		As of December 31,
	2/8/2012	2012	2013	2014	2015
CZR	$100.00	$44.96	$139.96	$101.95	$51.27
S&P 500 Index	100.00	107.85	142.78	162.33	116.41
Dow Jones U.S. Gambling	100.00	98.69	168.43	139.72	164.57
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information
We maintain various long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards. See Note 16 for a description of our stock-based compensation plans.

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options or vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2)
Stock options (1)	10,638,219	$12.90	5.218592
Restricted stock units	6,329,435	N/A	N/A
____________________

(1)	The weighted average remaining contractual life for the options set forth in this row is 6.8 years.

(2)
Under the 2012 Incentive Plan, the type and form of awards that can be granted includes, but is not limited to, stock options, stock appreciation rights, restricted stock awards, and restricted stock units.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

(In millions, except per share data)	2015 (1)	2014	2013	2012	2011
OPERATING DATA
Net revenues	$4,654	$8,516	$8,220	$8,186	$8,161
Impairment of goodwill	—	695	104	195	3
Impairment of intangible and tangible assets (2)	1	299	2,727	430	30
Income/(loss) from operations	573	(452)	(2,026)	134	794
Interest expense	684	2,670	2,252	2,100	2,121
Deconsolidation and restructuring of CEOC and other	6,115	(95)	28	162	73
Income/(loss) from continuing operations, net of income taxes	6,059	(2,674)	(2,733)	(1,103)	(734)
Net income/(loss)	6,052	(2,866)	(2,940)	(1,503)	(704)
Net income/(loss) attributable to Caesars	5,920	(2,783)	(2,948)	(1,508)	(725)
COMMON STOCK DATA
Basic earnings/(loss) per share from:
Continuing operations	$40.92	$(18.18)	$(21.32)	$(8.83)	$(6.04)
Discontinued operations	(0.04)	(1.35)	(1.61)	(3.21)	0.24
Net income/(loss)	$40.88	$(19.53)	$(22.93)	$(12.04)	$(5.80)
Diluted earnings/(loss) per share from:
Continuing operations	$40.30	$(18.18)	$(21.32)	$(8.83)	$(6.04)
Discontinued operations	(0.04)	(1.35)	(1.61)	(3.21)	0.24
Net income/(loss)	$40.26	$(19.53)	$(22.93)	$(12.04)	$(5.80)

FINANCIAL POSITION DATA
Total assets	$12,195	$23,328	$24,485	$27,669	$28,101
Current portion of long-term debt	187	15,779	197	880	40
Long-term debt (3)	6,777	7,230	20,715	20,305	19,500
Noncontrolling interests (1)(4)	1,246	255	1,218	80	47
Stockholders’ equity/(deficit)	987	(4,997)	(3,122)	(412)	1,007
____________________

(1)	2015 reflects the deconsolidation of CEOC(see Note 3).

(2)	See Note 8 and Note 9 for information about impairments.

(3)	See Note 13 for information about debt.

(4)
The decrease in 2014 was primarily due to the sale and grant of CEOC shares in May 2014, which reduced CEC’s ownership to approximately 89%. The increase in 2013 was primarily due to the formation of CGP (see Note 2).

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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations,” and (iii) our Consolidated Balance Sheets as our “Balance Sheets.” Note references are to the notes to consolidated financial statements included in Item 8.
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
Overview

As summarized below, we deconsolidated CEOC from our results following of its bankruptcy filing in January 2015, and therefore, our 2015 results are not comparable with 2014. However, the reportable segments that remained as part of the consolidated entity subsequent to the deconsolidation of CEOC combined to contribute a $575 million increase in net revenues and a $706 million increase in income from operations. These improvements were primarily driven by (a) the benefit of full-year results from the properties that opened in 2014; (b) improved gaming results from our comparable Las Vegas properties; and (c) continued growth in our social and mobiles games segment. In addition, impairments were only $1 million during 2015, after previously recognizing impairments of $994 million and $2.8 billion in 2014 and 2013, respectively.
In 2016, we expect to begin experiencing inflationary cost increases, including salary and benefits, and will be focused on offsetting these increases through enhanced productivity efforts. Additionally, we continue to experience elevated expenses across numerous parts of our business due to restructuring efforts as we navigate CEOC’s bankruptcy process, which may accelerate over time.
Our business is operated through CEC, which is primarily a holding company with no independent operations of its own, and our three reportable segments, which include the properties below: (1)

CERP (2)	CGP Casinos (3)	CIE (4)
Flamingo Las Vegas	Bally’s Las Vegas	Social and Mobile Games
Harrah’s Atlantic City	The Cromwell	Real-Money Online Gaming
Harrah’s Las Vegas	Harrah’s New Orleans	World Series of Poker
Harrah’s Laughlin	Horseshoe Baltimore
Paris Las Vegas	The LINQ Hotel & Casino
Rio All-Suites Hotel & Casino	Planet Hollywood Resort & Casino
___________________

(1)	Caesars Entertainment Operating Company (“CEOC”) remained a reportable segment until its deconsolidation effective January 15, 2015 (see Note 3).

(2)	Caesars Entertainment Resort Properties (“CERP”) also owns with The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”).

(3)
Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”) is comprised of all subsidiaries of our consolidated variable interest entity, Caesars Growth Partners, LLC (“CGP”) excluding Caesars Interactive Entertainment (“CIE”).

(4)	CIE is comprised of the subsidiaries that operate CGP’s social and mobile games business and the World Series of Poker.

Summary of 2015 Events and Key Drivers of Annual Performance

The following are the significant events of 2015 and the key drivers of our performance. Accordingly, these key drivers are described here, and the remainder of the discussion and analysis of results should be read in conjunction with these explanations.
CEOC
CEOC Chapter 11 Reorganization
As described more fully in Note 3, on January 15, 2015 (the “Petition Date”), CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for Northern District of Illinois in Chicago (the “Bankruptcy Court”) in order to implement a restructuring plan for balance sheet deleveraging. As a result, the results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to the Petition Date, and we recognized a gain of $7.1 billion related to the deconsolidation. All Caesars Entertainment properties, and those owned by CEOC, are continuing to operate in the ordinary course.
As described more fully in Note 1 and summarized below, we made material commitments under CEOC’s plan of reorganization (the “Restructuring”), and we are a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010. The circumstances described in Note 1 under “CEC Liquidity” raise substantial doubt as to CEC’s ability to continue as a going concern without securing additional funding to meet its ongoing obligations and its commitments under the Restructuring. Additionally, in each of the litigation matters disclosed in Note 1 under “Litigation,” claims have been made or could be made against CEC that, if resolved against us, raise substantial doubt about CEC’s ability to continue as a going concern. Under the terms of the Restructuring, all such litigation should be resolved. However, in the event of a material adverse ruling on one or all of the litigation matters disclosed in Note 1, it is likely that a CEC reorganization under Chapter 11 of the Bankruptcy Code would be necessary.
The Restructuring is subject to approval by the Bankruptcy Court and the receipt of required gaming regulatory approvals. Because more than a majority of the first lienholders has approved the First Lien RSAs, we believe it is probable that the contingent obligations will be paid and, therefore, we have recorded the items below in Deconsolidation and Restructuring of CEOC and Other in the statements of operations:

Description (in millions)	Amount
Fixed payments (1)	$406
Additional consideration (2)	163
Upfront payments (3)	63
Bank Guaranty Settlement (4)	386
Total accrued restructuring and support expenses	$1,018
____________________

(1)	$86 million was paid in fourth quarter of 2015

(2)
For the purposes of determining this amount, the Effective Date (as defined in Note 1) is estimated to be in the third quarter of 2016; however this date is outside of our control and is highly subject to change.

(3)	$61 million was paid in fourth quarter of 2015

(4)
The liability is primarily based on the terms of the settlement agreement for creditors that have agreed to the settlement. A portion of the liability was estimated for creditors who have not yet agreed, based on the assumption their settlement will be substantially equivalent to those who have agreed to the settlement.

CERP
Harrah’s Atlantic City Waterfront Conference Center
In the third quarter of 2015, CERP completed construction of the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”) located adjacent to Harrah’s Atlantic City. The conference center adds 100,000 square feet of meeting space, including two 50,000 square-foot ballrooms that can be configured 200 different ways to accommodate meetings of all sizes. The conference center generated $4 million in food and beverage revenue primarily during the fourth quarter.

CGP Casinos
Horseshoe Baltimore
CGP Casinos benefited from a full year of operations from Horseshoe Baltimore, which opened in the third quarter of 2014. Horseshoe Baltimore net revenues increased to $310 million in 2015 compared with $108 million in 2014. The $202 million increase in net revenue was primarily comprised of $189 million in casino revenues and $15 million in food and beverage revenues.
The Cromwell
CGP Casinos benefited from a full-year of operations from The Cromwell in 2015, which opened in the second quarter of 2014, after being closed for renovations since the first quarter of 2013. The Cromwell opening included the addition of Giada’s and Drai’s Beach Club - Nightclub. The Cromwell net revenues increased to $86 million in 2015 compared with $58 million in 2014. The $28 million increase in net revenue was primarily comprised of $14 million in casino revenues, $10 million in food and beverage revenues, and $5 million in rooms revenues.
The LINQ Hotel & Casino Renovations
We continue to view hotel renovations as an attractive and low risk use of available cash. CGP Casinos completed its room renovations project at The LINQ Hotel & Casino (“The LINQ Hotel”) during the first half of 2015. The increased revenue from the newly-renovated rooms contributed to CGP Casinos’ increase in cash ADR in 2015. This improvement combined with a 32% increase in the number of rooms nights available in 2015 compared with 2014 drove the $37 million increase in rooms revenue attributable to The LINQ Hotel. The higher volume of guests and visitors subsequent to construction also led to increases of $18 million in casino revenues and $13 million in food and beverage revenues.
CIE
Growth in CIE’s Social and Mobile Games Business
CIE net revenues increased to $766 million in 2015 compared with $587 million in 2014 and $317 million in 2013. CIE has continued to experience strong organic growth in social and mobile games due to the focus on increasing the number of users and the conversion of those users into players who purchase CIE’s virtual currency. CIE also realized a full-year benefit in 2015 from the February 2014 acquisition of Pacific Interactive and its first full-year benefit in 2014 of the roll-out of online real-money gaming in Nevada and New Jersey.
Other Key Drivers and Events
Cost Saving Initiatives
In the fourth quarter of 2014, we began implementing various cost saving initiatives across the company. These initiatives have yielded a reduction in variable marketing programs, such as REEL REWARDS, discounts, and free play, that are treated as a reduction in revenue. Additionally, we had a reduction in payroll, which resulted in reductions in casino and other direct expenses. We estimate the benefit from these initiatives was approximately $100 million for those entities that remain in the consolidated Caesars entity as of December 31, 2015.
Favorable Gaming Hold
Gaming hold (defined below) was favorable in 2015 compared with 2014 and contributed approximately $28 million to $35 million to net revenues in 2015, primarily in Las Vegas. Approximately $15 million to $18 million was related to CERP, and approximately $13 million to $16 million was related to CGP Casinos.
Expansion of Resort Fees
We expanded our resort fee program to all properties in our portfolio, which drove most of the increase in rooms revenue in 2015. Resort fees were originally initiated in the first quarter of 2013 primarily for our Las Vegas properties.

Impairments
Impairments by segment are summarized below. See Notes 8 and 9 for additional information.

	Years Ended December 31,
(In millions)	2015	2014	2013
CEOC	$—	$559	$1,772
CERP	—	277	1,059
CGP Casinos	1	155	—
CIE	—	3	—
Total	$1	$994	$2,831
Discussion of Operating Results

As described above, we deconsolidated CEOC effective January 15, 2015. Because our operating results for 2015 are not comparable with prior periods as a result of the deconsolidation of CEOC, we have disaggregated our discussion and analysis of results into two components:

•	CEOC: Section provides discussion and analysis of CEOC, which includes a full year in both 2013 and 2014 and only 15 days in 2015; and

•
CERP, CGP Casinos and CIE: Sections provide discussion and analysis focusing on the results of operations and key metrics for those entities that remain in the consolidated Caesars entity as of December 31, 2015.

We have then presented an analysis of other factors affecting net income/(loss) and consolidated results of operations by reportable segment for each of the three years ended December 31, 2015, both of which include CEOC as a reportable segment.
Consolidated Operating Results

	Years Ended December 31,
	2015			2014
	(A)			(B)			(A) vs. (B)
	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars	Fav/(Unfav)
(Dollars in millions)							$	%
Casino revenues	$2,139	$118	$2,257	$1,899	$3,495	$5,394	$240	12.6%
Net revenues	4,496	158	4,654	3,921	4,595	8,516	575	14.7%
Income/(loss) from operations	564	9	573	(142)	(310)	(452)	706	*
Deconsolidation and restructuring of CEOC and other	6,115	—	6,115	142	(237)	(95)	5,973	*
Income/(loss) from continuing operations, net of income taxes	6,137	(78)	6,059	(333)	(2,341)	(2,674)	6,470	*
Loss from discontinued operations, net of income taxes	—	(7)	(7)	(15)	(177)	(192)	15	100.0%
Net income/(loss) attributable to Caesars	6,005	(85)	5,920	(429)	(2,354)	(2,783)	6,434	*
Property EBITDA (3)	1,272	31	1,303	869	820	1,689	403	46.4%
Operating Margin (4)	12.5%	5.7%	12.3%	(3.6)%	(6.7)%	(5.3)%	—	16.1 pts

	Year Ended December 31,
	2013
	(C)			(B) vs. (C)
	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars	Fav/(Unfav)
(Dollars in millions)				$	%
Casino revenues	$1,792	$3,735	$5,527	$107	6.0%
Net revenues	3,384	4,836	8,220	537	15.9%
Income/(loss) from operations	(682)	(1,344)	(2,026)	540	79.2%
Deconsolidation and restructuring of CEOC and other	191	(163)	28	(49)	(25.7)%
Loss from continuing operations, net of income taxes	(622)	(2,111)	(2,733)	289	46.5%
Loss from discontinued operations, net of income taxes	—	(207)	(207)	(15)	(100.0)%
Net loss attributable to Caesars	(626)	(2,322)	(2,948)	197	31.5%
Property EBITDA (3)	854	1,023	1,877	15	1.8%
Operating Margin (4)	(20.2)%	(27.8)%	(24.6)%	—	16.6 pts
Casino revenues, net revenues, income from operations, and loss from continuing operations, net of income taxes for all periods presented in the table above exclude the results of our discontinued operations disclosed in Note 7.
___________________

*	Not meaningful

(1)	Includes CERP, CGP Casinos, and CIE segments and associated parent company and elimination adjustments

(2)	Includes CEOC segment and associated eliminations of intercompany transactions and other consolidating adjustments

(3)	See the “Reconciliation of Non-GAAP Financial Measures” section below

(4)	Calculated as income/(loss) from operations divided by net revenues
CEOC Operating Results (1)

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Casino revenues	$118	$3,495	$3,735
Net revenues	158	4,595	4,836
Impairments	—	559	1,772
Income/(loss) from operations	9	(310)	(1,344)
Interest expense	87	2,111	1,936
Loss from continuing operations, net of income taxes	(78)	(2,341)	(2,111)
Loss from discontinued operations, net of income taxes	(7)	(177)	(207)
Net loss attributable to Caesars	(85)	(2,354)	(2,322)
Property EBITDA (2)	31	820	1,023
Operating margin (3)	5.7%	(6.7)%	(27.8)%
___________________

(1)	Includes CEOC segment and associated eliminations of intercompany transactions and other consolidating adjustments

(2)	See the “Reconciliation of Non-GAAP Financial Measures” section below

(3)	Calculated as income/(loss) from operations divided by net revenues

Year Ended December 31, 2014 versus 2013
Revenue		Loss from Operations
•	Experienced unfavorable gaming hold (defined below) at Caesars Palace Las Vegas.	•	Reduction in impairment charges.
•	Sold controlling interest in Conrad Punta del Este Resort and Casino (the “Conrad”) in Uruguay in 2013.

Analysis of Key Drivers of Revenue Performance for CERP, CGP Casinos and CIE
Net Revenues

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
				Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2015	2014	2013	$	%	$	%
Casino	$2,139	$1,899	$1,792	$240	12.6%	$107	6.0%
Food and beverage	815	774	699	41	5.3%	75	10.7%
Rooms	860	753	701	107	14.2%	52	7.4%
Interactive entertainment	764	585	315	179	30.6%	270	85.7%
Other	460	453	377	7	1.5%	76	20.2%
Less: casino promotional allowances	(542)	(543)	(500)	1	0.2%	(43)	(8.6)%
Net revenues	$4,496	$3,921	$3,384	$575	14.7%	$537	15.9%

Increase/(Decrease) in Net Revenues by Category
Years Ended December 31, 2013 through December 31, 2015

Casino Revenues
Casino revenues was $2.1 billion in 2015 compared with $1.9 billion in 2014 and $1.8 billion in 2013. Our revenues and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. Gaming hold (“hold”), which represents the amount of money that is retained by the casino from customer wagers, is a key performance indicator used in evaluating gaming revenues for our properties. The following are key drivers of year over year performance.

Year Ended December 31, 2015 versus 2014		Year Ended December 31, 2014 versus 2013

•	Reduction in variable marketing costs resulted in an increase in casino revenue.	•	Experienced unfavorable gaming hold in Las Vegas.
•	Higher volume at The LINQ Hotel due to the completion of construction at the property in the current year.	•	Benefitted from opening The Cromwell and Horseshoe Baltimore in the second and third quarters of 2014, respectively.
•	Benefitted from a full year of operations from properties that opened in 2014.
•	Comparable properties in Las Vegas experienced favorable year over year gaming hold.
•	CERP properties experienced a 3% decline in slot volumes, primarily in Las Vegas.
•	New Orleans smoking ban enacted in April 2015 contributed to the 16% decline in slot volume at Harrah’s New Orleans.
Food and Beverage Revenues
Food and beverage revenues was $815 million in 2015 compared with $774 million in 2014 and $699 million in 2013. Our food and beverage revenue is generated primarily from our buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service. The following are key drivers of year over year performance.

Year Ended December 31, 2015 versus 2014		Year Ended December 31, 2014 versus 2013

•	Higher volume at The LINQ Hotel due to the completion of construction at the property in the current year.	•	New restaurant offerings at The Cromwell, The LINQ Hotel, and Horseshoe Baltimore, including Giada and Guy Fieri’s Vegas Kitchen & Bar.
•	The Atlantic City Conference Center opening generated additional guest volume.
•	Benefitted from a full year of operations for new offerings that opened in 2014.
Rooms Revenues
Rooms revenues was $860 million in 2015 compared with $753 million in 2014 and $701 million in 2013. Rooms revenue is generated primarily from hotel stays at our casino properties. The following are key drivers of year over year performance.
Cash ADR
Years Ended December 31, 2013, 2014, and 2015

Hotel average daily cash rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by room revenue and rooms occupied.

Year Ended December 31, 2015 versus 2014		Year Ended December 31, 2014 versus 2013

•	Completion of The LINQ Hotel room renovation increased both available and occupied rooms.	•	Cash ADR improved due to the expansion of the resort fee program in Las Vegas and to other Nevada properties, as well as overall market strength.
•	The Cromwell operated for a full year in 2015.
•	Cash ADR improved due to renovated rooms at The LINQ Hotel and the expansion of our resort fee program to all properties in our portfolio.	•	The Cromwell opened in the second quarter of 2014.
•	Average occupancy rate for hotels in Las Vegas increased to 93% in 2015 from 92% in 2014 despite a 4.3% decline in visitation.
Interactive Entertainment Revenues
Interactive entertainment revenues was $764 million in 2015 compared with $585 million in 2014 and $315 million in 2013. CIE operates an online games business providing social games on Facebook and other social media websites and mobile application platforms that utilize virtual currency and certain real money gaming in Nevada and New Jersey. CIE also owns the World Series of Poker (“WSOP”) tournaments and brand and licenses WSOP trademarks for a variety of products and businesses related to this brand.
CIE Key Performance Indicators
Years Ended December 31, 2013, 2014, and 2015
Daily Active Users (“DAU”) and Monthly Unique Payers (“MUP”) are key performance indicators used in evaluating CIE’s interactive entertainment revenue. DAU is a measure of audience engagement and represents the number of individuals who played one of CIE’s games during a particular day on a particular platform. MUP is a measure of monetization across all of its players through the sale of virtual goods and represents the number of unique individuals who purchased virtual currency in any of its games on a particular platform in the 30-day period ending with the measurement date.

Year Ended December 31, 2015 versus 2014		Year Ended December 31, 2014 versus 2013

•	Continued organic revenue growth in social and mobile games.	•	Organic revenue growth in the social and mobile games business.
•	Full year of operations related to Pacific Interactive compared with 10 months in 2014.	•	Acquired Pacific Interactive in the first quarter of 2014.
		•	Full year of online real-money gaming in Nevada and New Jersey.

Other Revenues
Other revenues was $460 million in 2015 compared with $453 million in 2014 and $377 million in 2013. Other revenue primarily includes revenue from third-party real estate leasing arrangements at our casino properties, revenue from company-operated retail stores, and revenue from our entertainment venues and The High Roller observation wheel. The following are key drivers of year over year performance.

Year Ended December 31, 2015 versus 2014		Year Ended December 31, 2014 versus 2013

•	Benefitted from a full year of retail and entertainment revenues from properties that opened in 2014.	•	2014 third-party and entertainment revenues benefitted from the opening of The LINQ promenade and The High Roller, as well as Drai’s Beach Club - Nightclub at The Cromwell.
•	Completion of The LINQ Hotel room renovation contributed to the increase in retail customer volume.
		•	Increased entertainment revenue at Planet Hollywood Resort & Casino (“Planet Hollywood”) due to a full year of the Britney Spears residency.
Analysis of Key Drivers of Income/(Loss) from Operations Performance for CERP, CGP Casinos and CIE
Income from operations was $564 million in 2015 compared with losses from operations of $142 million in 2014 and $682 million in 2013. After net revenues, the key drivers of income/(loss) from operations are primarily casino expense; property, administrative, general and other; impairments; and depreciation and amortization.
Income/(Loss) from Operations

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
				Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2015	2014	2013	$	%	$	%
Net revenues	$4,496	$3,921	$3,384	$575	14.7%	$537	15.9%

Operating expenses
Casino expense	1,122	1,071	914	(51)	(4.8)%	(157)	(17.2)%
Platform fees	212	166	94	(46)	(27.7)%	(72)	(76.6)%
Property, general, administrative, and other (“PGA & O”)	1,278	1,219	1,001	(59)	(4.8)%	(218)	(21.8)%
Depreciation and amortization	390	343	317	(47)	(13.7)%	(26)	(8.2)%
Impairments	1	435	1,059	434	99.8%	624	58.9%
Corporate expense	169	95	63	(74)	(77.9)%	(32)	(50.8)%
Other operating costs	148	139	97	(9)	(6.5)%	(42)	(43.3)%
All other operating expenses	612	595	521	(17)	(2.9)%	(74)	(14.2)%
Total operating expenses	3,932	4,063	4,066	131	3.2%	3	0.1%
Income/(loss) from operations	$564	$(142)	$(682)	$706	*	$540	79.2%
____________________

*	Not meaningful

Increase/(Decrease) in Income/(Loss) from Operations
Years Ended December 31, 2013 through December 31, 2015

Year Ended December 31, 2015 versus 2014		Year Ended December 31, 2014 versus 2013

•	Renovations at The LINQ Hotel completed in 2015 and full year of operations for The Cromwell and Horseshoe Baltimore.	•	Increased net revenues due to the openings of The Cromwell, Horseshoe Baltimore, The LINQ promenade and The High Roller in 2014.
•	The Atlantic City Conference Center opened in the third quarter.	•	Decline in depreciation and amortization is due to impairment charges recorded in 2013.
•	Reduction in impairment charges.	•	Reduction in impairment charges, primarily at CERP.
•	Property openings increased casino expense and PGA & O.	•	Property openings increased casino expense and PGA & O.
•	Continued increase in CIE’s social and mobile games revenues was partially offset by the related increase in platform fees.	•	Increase CIE’s social and mobile games revenues was partially offset by related increase in platform fees.
•	Corporate expense increased due to share-based compensation expense, expenses related to the CEOC bankruptcy proceedings, and litigation costs.	•	Share-based compensation programs increased corporate expenses and property, general, administrative, and other expenses
•	Increase in depreciation and amortization related to new and renovated properties.	•	Increased corporate expenses in 2014 due to professional fees associated with: ○ volume of corporate transactions and initiatives ○ having multiple SEC registrants ○ registration efforts of CERP and CGPH
•	Casino expense benefitted from cost savings initiatives.

Other Factors Affecting Net Income/(Loss) (including CEOC)

				2015 vs. 2014		2014 vs. 2013
	Years Ended December 31,			Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2015	2014	2013	$	%	$	%
Interest expense	$684	$2,670	$2,252	$1,986	74.4%	$(418)	(18.6)%
Deconsolidation and restructuring of CEOC and other	6,115	(95)	28	6,210	*	(123)	*
Income tax benefit	55	543	1,517	(488)	(89.9)%	(974)	(64.2)%
Loss from discontinued operations, net of income taxes	(7)	(192)	(207)	185	96.4%	15	7.2%
____________________
*    Not meaningful
Interest expense is primarily attributable to the outstanding debt described in Note 13. Interest expense decreased $2.0 billion in 2015 compared with 2014, primarily due to the deconsolidation of CEOC. Excluding the effect of the CEOC deconsolidation, interest expense increased $38 million, which is primarily due to:

•
a $26 million increase in interest associated with the CGPH Term Loan and CGPH Notes, which provided funding for the four properties CGP acquired from CEOC in May 2014, and the Horseshoe Baltimore Credit and FF&E Facilities after Horseshoe Baltimore construction was completed in the second quarter of 2014;

•
a $3 million increase in CERP interest due to increased utilization of its revolving credit facility during 2015 and because of the additional interest assessed on the CERP Notes prior to the consummation of the Exchange Offer in the first quarter of 2015, as described in Note 13;

•
a $27 million reduction in capitalized interest due to CERP completing The LINQ promenade in the first quarter of 2014 and CGP completing The Cromwell in the second quarter of 2014 and Horseshoe Baltimore in the third quarter; and

•
a partially offsetting $6 million increase in capitalized interest associated with CERP’s construction of the Atlantic City Conference Center, which was completed during the third quarter of 2015, and CGP’s renovations of The LINQ Hotel; and

•	a partially offsetting $15 million reduction related to the Planet Hollywood debt that was repaid in the second quarter of 2014 with proceeds from the CGPH Term Loan.
The $418 million increase in interest expense in 2014 compared with 2013 was primarily comprised of:

•	a $130 million increase due to higher interest rates as a result the CERP Financing completed in October 2013 (see Note 13);

•	a $135 million increase associated with the CGPH Term Loan, which provided funding for the CEOC-CGP Property Transaction (see Note 13); and

•	an $80 million increase due to the Incremental Term Loans obtained by CEOC and the associated refinancing fees (see Note 13).
Deconsolidation and Restructuring of CEOC and Other
As described in Note 3, effective January 15, 2015, we deconsolidated CEOC and recognized a gain of $7.1 billion. As described in Note 1, we accrued $1.0 billion of expenses associated with the CEOC restructuring.
As described more fully in Note 13, we recognized losses on extinguishment of debt of $96 million in 2014 and $30 million in 2013 related to various refinancing transactions and debt repurchases.
In 2013, CEOC recognized a gain of $44 million from the sale of the Conrad.
Income Taxes
The effective tax rate for 2015 was negative 0.9%, and for 2014 and 2013 it was 16.9% and 35.7%, respectively. See Note 18 for a detailed discussion of income taxes and the effective tax rate.

Loss from Discontinued Operations, Net of Income Taxes
Discontinued operations primarily includes properties owned by CEOC, which was deconsolidated effective January 15, 2015. See Note 7 for additional information.
Summary of Results of Operations by Reportable Segment
These tables summarize our results of operations by each reportable segment, including the results of CEOC until it was deconsolidated January 15, 2015. See the detailed discussion of operating results above on disaggregated basis between (1) the entities that continue to be consolidated subsequent to CEOC’s deconsolidation and (2) CEOC.
Segment results are presented consistent with the way Caesars management assesses the results subsequent to the deconsolidation of CEOC, which is a consolidated view that adjusts for the impact of certain transactions between reportable segments within Caesars for all periods presented. Therefore, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their separate filings.
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated results.
Net Revenues

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
				Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2015	2014	2013	$	%	$	%
CEOC	$164	$4,812	$4,985	*	*	$(173)	(3.5)%
CERP	2,154	2,065	1,979	89	4.3%	86	4.3%
CGP Casinos	1,579	1,281	1,040	298	23.3%	241	23.2%
CIE	766	587	317	179	30.5%	270	85.2%
Other (1)	(9)	(229)	(101)	220	96.1%	(128)	(126.7)%
Total	$4,654	$8,516	$8,220	*	*	$296	3.6%
____________________

(1)	Activity primarily consisted of the elimination of revenue recognized by CEOC for management and shared services until CEOC was deconsolidated.
Income/(Loss) from Operations

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
				Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2015	2014	2013	$	%	$	%
CEOC	$9	$(323)	$(1,344)	*	*	$1,021	76.0%
CERP	411	(32)	(804)	443	*	772	96.0%
CGP Casinos	291	(139)	(3)	430	*	(136)	*
CIE	189	21	(9)	168	*	30	*
Other (1)	(327)	21	134	(348)	*	(113)	(84.3)%
Total	$573	$(452)	$(2,026)	*	*	$1,574	77.7%
____________________
*    Not meaningful

(1)
Activity in “Other” primarily consists of the elimination of inter-segment revenue related to CEOC’s management of CERP and CGP’s casino properties (see Note 19) offset by fluctuations in the fair value of CGP’s contingently issuable non-voting membership units (see Note 2). In addition, during 2015, CEC (the parent holding company) incurred expenses related to CEOC’s bankruptcy activity and the First Lien RSAs and incurred other legal expenses related to ongoing litigation (see Note 1).

Interest Expense

				2015 vs. 2014		2014 vs. 2013
	Years Ended December 31,			Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2015	2014	2013	$	%	$	%
CEOC	$87	$2,184	$2,069	*	*	$(115)	(5.6)%
CERP	399	389	246	(10)	(2.6)%	(143)	(58.1)%
CGP Casinos	194	164	60	(30)	(18.3)%	(104)	(173.3)%
CIE	5	6	3	1	16.7%	(3)	(100.0)%
Other (1)	(1)	(73)	(126)	(72)	98.6%	(53)	42.1%
Total	$684	$2,670	$2,252	*	*	$(418)	(18.6)%
____________________

(1)	Activity primarily consisted of the elimination of intercompany interest paid by CEOC for debt instruments held by CGP.
Liquidity and Capital Resources

Liquidity Discussion and Analysis
As described above, CEOC filed for reorganization under Chapter 11 of the Bankruptcy Code, and we deconsolidated CEOC effective January 15, 2015. As such, all amounts presented in the following analysis exclude the amounts related to CEOC as of December 31, 2015, or for periods subsequent to the deconsolidation of CEOC.
We do not believe that the event of default by CEOC resulting from its bankruptcy filing will directly affect the liquidity of CEC and its consolidated operating subsidiaries as of December 31, 2015, due to the absence of cross-default provisions in the indebtedness issued by other CEC subsidiaries and a 2014 modification of a parent guarantee (as discussed in Note 1). However, as stated above, there is substantial doubt as to CEC’s ability to continue as a going concern due to the material uncertainty related to litigation, and because we estimate that CEC will require additional sources of funding to meet its ongoing obligations when they come due as well as in order to meet is commitments under CEOC’s plan of reorganization. See Note 1 for a full description.
We are a highly-leveraged company and had $7.1 billion in face value of debt outstanding as of December 31, 2015. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As detailed in the table below, our estimated debt service (including principal and interest) is $767 million for 2016 and $9.5 billion thereafter to maturity. See Note 13 for details of our debt outstanding and related restrictive covenants. This includes, among other information, a table presenting details of our individual borrowings outstanding as of December 31, 2015 and 2014, and each subsidiary’s annual maturities of long-term debt as of December 31, 2015.
CEC is primarily a holding company with no independent operations, employees, or debt issuances of its own. It has ownership interests in CEOC, CERP and CGP. CEC has no requirement to fund the operations of CEOC, CERP, CGP, or their subsidiaries. CEC cash outflows are primarily used for corporate development opportunities, other corporate-level activity, litigation, and restructuring expenses associated with CEOC’s bankruptcy. CEC does not receive any financial benefit from CEOC during the bankruptcy, as all earnings and cash flows are retained by CEOC. In addition, because CEC has no operations of its own and due to the restrictions under its subsidiaries’ lending arrangements, CEC has limited ability to raise additional capital.
Consolidated cash and cash equivalents as of December 31, 2015 as shown in the table below, includes amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects CEC and its various non-operating subsidiaries.
Summary of Cash and Revolver Capacity

	December 31, 2015
(In millions)	CERP	CES	CGP (1)	Other
Cash and cash equivalents	$150	$158	$902	$128
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(80)	—	(45)	—
Total	$340	$158	$1,017	$128
____________________

(1)	CGP’s cash and cash equivalents includes $99 million held by foreign subsidiaries.

Annual Estimated Debt Service Requirements

	Years ended December 31,
(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
CERP	$507	$417	$425	$425	$3,750	$1,280	$6,804
CGP	260	211	215	391	470	1,935	3,482
Total principal and interest	$767	$628	$640	$816	$4,220	$3,215	$10,286
We generated consolidated operating cash inflows of $120 million for the year ended December 31, 2015, including operating cash inflows of $332 million and $275 million from CERP and CGP, respectively, partially offset by negative operating cash flows of $220 million from CEOC before deconsolidation on January 15, 2015.
CERP and CGP’s sources of liquidity are independent of one another and primarily include currently available cash and cash equivalents, cash flows generated from their operations, and borrowings under their separate revolving credit facilities (see Note 13). Operating cash inflows are typically used for operating expenses, debt service costs, and working capital needs. CERP and CGP are highly leveraged, and a significant portion of their liquidity needs are for debt service, as summarized above.
As of December 31, 2015, CERP and CGP had $4.7 billion and $2.4 billion, respectively, of face value of debt outstanding, including capital lease obligations. In 2015, CERP’s cash paid for interest was $396 million and CGP’s was $191 million.
CERP and CGP’s ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond their control, and disruptions in capital markets and restrictive covenants related to their existing debt could impact their ability to fund liquidity needs, pay indebtedness, and secure additional funds through financing activities.
We believe that CERP and CGP’s cash and cash equivalents, their cash flows from operations, and/or financing available under their separate revolving credit facilities will be sufficient to meet their normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
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
Summary of Consolidated Capital Expenditures

	Years Ended December 31,			Increase/(Decrease)
(In millions)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Development	$96	$360	$322	$(264)	$38
Renovation/refurbishment	216	580	323	(364)	257
Other	38	58	81	(20)	(23)
Total capital expenditures	$350	$998	$726	$(648)	$272

Included in capital expenditures:
Capitalized payroll costs	$5	$11	$8
Capitalized interest	12	45	38

Summary of Capital Expenditures by Entity

	Years Ended December 31,
(In millions)	2015	2014	2013
CEOC	$4	$249	$239
CERP	129	179	257
CGP	179	565	230
CES	38	5	—
Total	$350	$998	$726
For the year ended December 31, 2015, capital expenditures were primarily related to The LINQ Hotel renovation and the Atlantic City Conference Center. Capital expenditures decreased in 2015 compared with 2014, primarily due to development expenditures in 2014 associated with the Horseshoe Baltimore development and renovations for The Cromwell, combined with the decline due to the deconsolidation of CEOC effective January 15, 2015. In 2014, capital expenditures increased compared with 2013 primarily due to development expenditures associated with The LINQ Hotel renovation and the other projects discussed above.
Projected Capital Expenditures for 2016

(In millions)	Low	High
CERP	$150	$165
CGP	105	120
CES	50	65
Total	$305	$350
Estimated capital expenditures include funds for $130 million of hotel remodel projects at Harrah’s Las Vegas, Paris Las Vegas, and Planet Hollywood, funds for hospitality and maintenance projects, and funds for IT, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures. We expect to fund these capital expenditures from cash flows generated by our operating activities. CES capital expenditures will be funded by its Members.
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
Cash Flow Activity
Cash Flows from Operating Activities
Cash flows provided by operating activities was $120 million in 2015 compared with $735 million used in operating activities in 2014. The increase in cash flow was primarily due to an improvement in property operating cash flows from the operating results factors described previously for CERP, CGP Casinos, and CIE, combined with a decline in cash paid for interest due to the deconsolidation of CEOC effective January 15, 2015. However, these improvements were offset by cash outflows of $220 million from CEOC during the 15-day period in 2015 preceding its deconsolidation.
Cash flows used in operating activities was $735 million in 2014 compared with $99 million in 2013. The decline was primarily due to the decline in property EBITDA, the increase in cash paid for interest, and the increase in corporate expenses.
Cash Flows from Investing Activities
Cash flows used in investing activities was $1.3 billion in 2015 compared with $689 million in 2014. The increase in cash flows used was primarily due to (i) the 2015 deconsolidation of CEOC’s ending cash balance of $958 million as of January 15, 2015; (ii) a net decrease in restricted cash that was $261 million lower in 2015 compared with 2014 primarily related to the release of cash in 2014 that was restricted for use in the construction of Horseshoe Baltimore and for the payment of interest on the Cromwell Credit Facility; and (iii) a decrease of $648 million in acquisitions of property and equipment in 2015 compared with 2014. The majority of the remaining gross restricted cash activity in 2014 was related to debt proceeds that were deposited in and released from escrow as part of the financing activities described below.
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
Cash Flows from Financing Activities
Cash flows used in financing activities was $248 million in 2015 compared with $1.5 billion provided by financing in 2014. The decrease was primarily due to lower borrowings on the revolving credit facilities in 2015.
Cash flows provided by financing activities was $1.5 billion in 2014 compared with $651 million in 2013. The increase was primarily due to lower repayments of long-term debt and revolving credit facilities in 2014 compared with 2013, and was partially offset by a decrease in proceeds from long-term debt and revolving credit facilities. In addition, 2013 cash flows included $1.2 billion in proceeds from the sale of subsidiary interest as a result of CAC’s purchase of 100% of the voting interest in CGP (see Note 2).
Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities

	December 31, 2015		December 31, 2014
(In millions)	Proceeds	Repayments	Proceeds	Repayments
CERP Term Loan	$—	$(25)	$—	$(25)
CERP Senior Secured Revolving Credit Facility	230	(330)	295	(115)
CGPH Senior Secured Term Loan	—	(12)	1,141	—
CGPH Senior Secured Revolving Credit Facility	80	(35)	—	—
CGPH First Closing Term Loan	—	—	693	(700)
CGPH Notes	—	—	660	—
Horseshoe Baltimore Credit Facility	—	—	76	—
Horseshoe Baltimore FF&E Facility	—	(3)	30	—
Cromwell Credit Facility	—	(10)	—	—
Planet Hollywood Loan Agreement	—	—	—	(495)
CEOC Incremental Term Loans	—	—	1,528	(1,275)
Other Debt Activity	—	(25)	13	(189)
Capital Lease Payments	—	(10)	—	(34)
Total	$310	$(450)	$4,436	$(2,833)
Related-Party Transactions
We participate with our subsidiaries including CEOC in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed by CES. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a standalone basis. For a more complete description of the nature and extent of these transactions, see Note 19.
Reconciliation of Non-GAAP Financial Measures
Property earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a supplemental measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that the Company does not consider indicative of its ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, the Company may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.

Property EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with accounting principles generally accepted in the United States (“GAAP”)). Property EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Property EBITDA is included because management uses Property EBITDA to measure performance and allocate resources, and believes that Property EBITDA provides investors with additional information consistent with that used by management.
Reconciliation of Property EBITDA

	Years Ended December 31,
(In millions)	2015	2014	2013
Income/(loss) from operations	$573	$(452)	$(2,026)
Depreciation and amortization	401	636	701
Impairment of goodwill	—	695	104
Impairment of tangible and other intangible assets	1	299	2,727
Corporate expense	176	282	161
Other operating costs	152	236	203
EBITDA attributable to discontinued operations	—	(7)	7
Property EBITDA	$1,303	$1,689	$1,877
Segment Property EBITDA

	Years Ended December 31,			2015 - 2014 Change		2014 - 2013 Change
				Increase/(Decrease)		Increase/(Decrease)
(Dollars in millions)	2015	2014	2013	$	%	$	%
CERP	$672	$520	$530	$152	29.2%	$(10)	(1.9)%
CGP Casinos	376	265	248	111	41.9%	17	6.9%
CIE	219	84	62	135	160.7%	22	35.5%
Other	5	4	(26)	1	25.0%	30	115.4%
Total CERP, CGP Casinos, and CIE	1,272	873	814	399	45.7%	59	7.2%
CEOC	31	816	1,063	(785)	(96.2)%	(247)	(23.2)%
Total Consolidated Caesars	$1,303	$1,689	$1,877	(386)	(22.9)%	(188)	(10.0)%
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality. When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate under specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairments, self-insurance reserves, the purchase price allocations made in connection with our acquisitions/mergers, the calculation of our income tax liabilities, and the determination of whether to consolidate a variable interest entity require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.
We consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.
By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. Our judgments and estimates are based on our historical experience, terms of existing contracts, observance of trends in the industry, information gathered from customer behavior, and information available from other outside sources, as appropriate. Due to the inherent uncertainty involving judgments and estimates, actual results may differ from those estimates.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. As described in Notes 1 and 4, we are a defendant in litigation and other Noteholder Disputes relating to certain CEOC related transactions dating back to 2010. These matters raise substantial doubt about CEC’s ability to continue as a going concern. Management's plans concerning these matters are also discussed in those same Notes.
Long-Lived Assets
We have significant capital invested in our long-lived assets, and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. See Note 8 for additional information.
Goodwill and Other Non-Amortizing Intangible Assets
The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future revenues and EBITDA, valuation multiples, and discount rates to determine their estimated fair value. Our future revenues and EBITDA assumptions are determined based upon actual results giving effect to expected changes in operating results in future years. Our valuation multiples and discount rates are based upon market participant assumptions using a defined gaming peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could recognize impairments, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis, and for our Las Vegas properties, which comprise a significant portion of our remaining goodwill balance.
As of December 31, 2015, we had approximately $1.7 billion in goodwill and $148 million of other non-amortizing intangible assets. As of December 31, 2015, all reporting units with goodwill and/or other non-amortizing intangible assets have estimated fair values that exceed their carrying values. See Note 9 for additional information.
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2015, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $4 million.
Self-Insurance Accruals
Prior to the deconsolidation of CEOC, we were self-insured for employee medical coverage (health, dental and vision). We now prepay CEOC for estimated employee medical insurance claims with residual differences between estimated and actual claims being reported in due to/from affiliates. We continue to be self-insured for workers’ compensation and other risk products through our captive insurance subsidiaries and provide insurance coverage to CEOC. We receive insurance premiums from CEOC on an installment basis, which are intended to cover claims processed on CEOC’s behalf.
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
Income Taxes
We are subject to income taxes in the United States (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and as attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
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
We report unrecognized tax benefits within accrued expenses and deferred credits and other in our balance sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
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
Recently Issued and Proposed Accounting Standards
See Note 6 for discussions of the adoption and potential impact of recently issued accounting standards.

Contractual Obligations and Commitments
The table below summarizes Caesars Entertainment’s contractual obligations and other commitments through their respective maturity or ending dates as of December 31, 2015.

	Payments due by Period (1)
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, face value	$7,088	$181	$96	$3,876	$2,935
Capital lease obligations	8	6	2	—	—
Estimated interest payments (2)	3,190	580	1,170	1,160	280
Operating lease obligations	755	38	79	80	558
Purchase order obligations	302	235	60	7	—
Community reinvestment	60	11	12	12	25
Construction commitments	89	89	—	—	—
Entertainment obligations (3)	3	1	1	1	—
Other contractual obligations (4)	68	27	39	2	—
Total contractual obligations	$11,563	$1,168	$1,459	$5,138	$3,798
____________________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits for which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(2)
Estimated interest for variable-rate debt included in this table is based on the 1-month and 3-month LIBOR curve available as of December 31, 2015. Estimated interest includes interest related to capital leases.

(3)
Entertainment obligations represent obligations to pay performers that have contracts for future performances. This amount does not include estimated obligations for future performances where payment is only guaranteed when the performances occur and/or is based on factors contingent upon the profitability of the performances.

(4)	Primarily includes licensing, management, and other fees.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. As of December 31, 2015, the face value of long term debt was $7.1 billion, including $4.2 billion of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt a hypothetical 1% decrease in interest rates would not have a material impact on interest expense, while a hypothetical 1% increase in interest rates would increase interest expense approximately $21 million.
Historically, we have attempted to limit our exposure to interest rate risk by using interest rate caps to mitigate interest rate risk associated with our variable rate debt instruments, but we did not have any active swaps or caps as of December 31, 2015. We did not purchase or hold any derivative financial instruments for trading purposes. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Caesars Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income/(loss), stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedules included in Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on January 15, 2015, the Company’s majority owned subsidiary, Caesars Entertainment Operating Company, Inc. (CEOC) and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code, which resulted in the deconsolidation of CEOC effective January 15, 2015.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a defendant in litigation and other noteholder disputes concerning certain transactions related to CEOC. Additionally, the Company, along with CEOC, is party to the First Lien Restructuring Support and Forbearance Agreements (First Lien RSAs), wherein the Company has agreed to pay significant amounts. In order to meet its ongoing obligations when they come due and its commitments under the First Lien RSAs, the Company will need to secure additional sources of funding and complete the previously announced merger with Caesars Acquisition Company. The uncertainty of the outcome of these matters raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are discussed in Notes 1, 3, and 4 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 26, 2016

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions, except par value)	2015	2014
Assets
Current assets
Cash and cash equivalents ($1,060 and $944 attributable to our VIE)	$1,338	$2,806
Restricted cash ($4 and $15 attributable to our VIE)	59	76
Receivables, net ($123 and $97 attributable to our VIE)	193	518
Due from affiliates ($32 and $0 attributable to our VIE)	32	—
Prepayments and other current assets ($51 and $27 attributable to our VIE)	128	225
Inventories ($7 and $3 attributable to our VIE)	21	43
Total current assets	1,771	3,668
Property and equipment, net ($2,620 and $2,570 attributable to our VIE)	7,598	13,456
Goodwill ($294 and $291 attributable to our VIE)	1,696	2,366
Intangible assets other than goodwill ($251 and $289 attributable to our VIE)	543	3,150
Restricted cash ($9 and $25 attributable to our VIE)	109	109
Deferred income taxes ($28 and $16 attributable to our VIE)	28	16
Deferred charges and other assets ($260 and $46 attributable to our VIE)	450	563
Total assets	$12,195	$23,328

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($141 and $79 attributable to our VIE)	$179	$349
Due to affiliates ($15 and $0 attributable to our VIE)	16	—
Accrued expenses and other current liabilities ($272 and $242 attributable to our VIE)	588	1,199
Accrued restructuring and support expenses	905	—
Interest payable ($37 and $37 attributable to our VIE)	131	736
Current portion of long-term debt ($70 and $20 attributable to our VIE)	187	15,779
Total current liabilities	2,006	18,063
Long-term debt ($2,267 and $2,292 attributable to our VIE)	6,777	7,230
Deferred income taxes ($4 and $7 attributable to our VIE)	991	2,293
Deferred credits and other liabilities ($138 and $124 attributable to our VIE)	188	484
Total liabilities	9,962	28,070
Commitments and contingencies (Note 4)
Stockholders’ equity/(deficit)
Common stock: voting, $0.01 par value, 147 and 147 shares issued, respectively	1	1
Treasury stock: 2 and 2 shares, respectively	(21)	(19)
Additional paid-in capital	8,190	8,140
Accumulated deficit	(7,184)	(13,104)
Accumulated other comprehensive loss	1	(15)
Total Caesars stockholders’ equity/(deficit)	987	(4,997)
Noncontrolling interests	1,246	255
Total stockholders’ equity/(deficit)	2,233	(4,742)
Total liabilities and stockholders’ equity/(deficit)	$12,195	$23,328
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In millions, except per share data)	2015	2014	2013
Revenues
Casino	$2,257	$5,394	$5,527
Food and beverage	840	1,522	1,451
Rooms	878	1,207	1,167
Interactive entertainment	764	585	315
Other revenue	468	703	601
Reimbursed management costs	10	243	266
Less: casino promotional allowances	(563)	(1,138)	(1,107)
Net revenues	4,654	8,516	8,220

Operating expenses
Direct
Casino	1,194	3,253	3,112
Food and beverage	399	694	639
Rooms	227	315	296
Platform fees	212	166	94
Property, general, administrative, and other	1,309	2,149	1,943
Reimbursable management costs	10	243	266
Depreciation and amortization	401	636	701
Impairment of goodwill	—	695	104
Impairment of tangible and other intangible assets	1	299	2,727
Corporate expense	176	282	161
Other operating costs	152	236	203
Total operating expenses	4,081	8,968	10,246
Income/(loss) from operations	573	(452)	(2,026)
Interest expense	(684)	(2,670)	(2,252)
Deconsolidation and restructuring of CEOC and other	6,115	(95)	28
Income/(loss) from continuing operations before income taxes	6,004	(3,217)	(4,250)
Income tax benefit	55	543	1,517
Income/(loss) from continuing operations, net of income taxes	6,059	(2,674)	(2,733)
Loss from discontinued operations, net of income taxes	(7)	(192)	(207)
Net income/(loss)	6,052	(2,866)	(2,940)
Net (income)/loss attributable to noncontrolling interests	(132)	83	(8)
Net income/(loss) attributable to Caesars	$5,920	$(2,783)	$(2,948)

Earnings/(loss) per share - basic and diluted
Basic earnings/(loss) per share from continuing operations	$40.92	$(18.18)	$(21.32)
Basic loss per share from discontinued operations	(0.04)	(1.35)	(1.61)
Basic earnings/(loss) per share	$40.88	$(19.53)	$(22.93)
Diluted earnings/(loss) per share from continuing operations	$40.30	$(18.18)	$(21.32)
Diluted loss per share from discontinued operations	(0.04)	(1.35)	(1.61)
Diluted earnings/(loss) per share	$40.26	$(19.53)	$(22.93)
Weighted-average common shares outstanding - basic	145	142	129
Weighted-average common shares outstanding - diluted	147	142	129

Comprehensive income/(loss):
Other comprehensive loss, net of income taxes	$—	$(2)	$(38)
Comprehensive income/(loss)	6,052	(2,868)	(2,978)
Comprehensive (income)/loss attributable to noncontrolling interests	(132)	83	(8)
Comprehensive income/(loss) attributable to Caesars	$5,920	$(2,785)	$(2,986)
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Caesars Stockholders
			Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity	Non- controlling Interests	Total Equity
(In millions)	Common Stock	Treasury Stock
Balance as of December 31, 2012	$1	$(16)	$6,954	$(7,373)	$21	$(413)	$80	$(333)
Net income/(loss)	—	—	—	(2,948)	—	(2,948)	8	(2,940)
Share-based compensation	—	—	40	—	—	40	—	40
Common stock issuances (1)	—	—	216	—	—	216	—	216
Purchase of additional interest in subsidiary	—	—	(9)	—	—	(9)	—	(9)
Other comprehensive loss, net of tax	—	—	—	—	(38)	(38)	—	(38)
Increase in noncontrolling interests, net of distributions and contributions	—	—	25	—	—	25	1,150	1,175
Other	—	—	5	—	—	5	(20)	(15)
Balance as of December 31, 2013	1	(16)	7,231	(10,321)	(17)	(3,122)	1,218	(1,904)
Net loss	—	—	—	(2,783)	—	(2,783)	(83)	(2,866)
Share-based compensation	—	(3)	32	—	—	29	—	29
Common stock issuances (1)	—	—	136	—	—	136	—	136
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Allocation of minority interest resulting from sales and conveyances of subsidiary stock (2)	—	—	754	—	4	758	(744)	14
Bond distribution to noncontrolling interest owners (3)	—	—	—	—	—	—	(160)	(160)
Other	—	—	(13)	—	—	(13)	24	11
Balance as of December 31, 2014	1	(19)	8,140	(13,104)	(15)	(4,997)	255	(4,742)
Net income	—	—	—	5,920	—	5,920	132	6,052
Share-based compensation	—	(2)	50	—	—	48	—	48
Elimination of CEOC noncontrolling interest and deconsolidation (4)	—	—	—	—	16	16	854	870
Decrease in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	(10)	(10)
Other	—	—	—	—	—	—	15	15
Balance as of December 31, 2015	$1	$(21)	$8,190	$(7,184)	$1	$987	$1,246	$2,233
____________________

(1)	We issued and sold 7 million shares in 2014 and 11 million shares in 2013.

(2)
In 2014, we sold 68,100 of CEC’s shares of CEOC’s common stock to qualified institutional buyers and CEOC granted 86,936 shares of its common stock to employees. We allocated $869 million of accumulated stockholders’ deficit to the noncontrolling interests’ ownership in CEOC based upon the noncontrolling interests’ ownership share as of December 31, 2014, which included $744 million for the allocation of minority interest resulting from sales and conveyances of CEOC stock.

(3)	See Note 2.

(4)	See Note 3.
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2015	2014	2013
Cash flows from operating activities
Net income/(loss)	$6,052	$(2,866)	$(2,940)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Loss from discontinued operations	7	192	207
Gain on deconsolidation of CEOC	(7,125)	—	—
Loss on extinguishment of debt	—	96	30
Depreciation and amortization	403	679	722
Amortization of deferred finance costs and debt discount/premium	38	438	360
Provision for doubtful accounts	11	50	28
Impairment of intangible and tangible assets	1	994	2,831
Share-based compensation expense	123	132	57
Deferred income taxes	(130)	(453)	(1,452)
Other non-cash adjustments to net income/(loss)	1	83	117
Net changes in:
Accounts receivable	(58)	(2)	(93)
Due to/due from affiliates, net	(32)	—	—
Inventories, prepayments and other current assets	1	(24)	12
Deferred charges and other	(7)	1	(33)
Accounts payable	(42)	(43)	70
Interest payable	(41)	342	157
Accrued expenses	921	(189)	59
Deferred credits and other	(5)	(199)	(194)
Other	2	34	(37)
Cash flows provided by/(used in) operating activities	120	(735)	(99)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(350)	(998)	(726)
Deconsolidation of CEOC cash	(958)	—	—
Increase in restricted cash	(82)	(3,936)	(2,022)
Decrease in restricted cash	61	4,176	2,796
Proceeds from the sale and maturity of investments	29	24	68
Payments to acquire investments	(30)	(23)	(20)
Other	(3)	68	(31)
Cash flows provided by/(used in) investing activities	(1,333)	(689)	65
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	310	4,436	6,039
Debt issuance and extension costs and fees	—	(196)	(153)
Repayments of long-term debt and revolving credit facilities	(450)	(2,833)	(6,605)
Payment of contingent consideration	(32)	—	—
Repurchase of CIE management shares	(65)	—	—
Proceeds from sale of interest in subsidiary	—	8	1,198
Issuance of common stock, net of fees	—	136	217
Distributions to noncontrolling interest owners	(36)	—	—
Other	25	(37)	(45)
Cash flows provided by/(used in) financing activities	(248)	1,514	651
Cash flows from discontinued operations
Cash flows from operating activities	(7)	(60)	(20)
Cash flows from investing activities	—	5	412
Net cash from discontinued operations	(7)	(55)	392
Net increase/(decrease) in cash and cash equivalents	(1,468)	35	1,009
Change in cash classified as assets held for sale	—	—	4
Cash and cash equivalents, beginning of period	2,806	2,771	1,758
Cash and cash equivalents, end of period	$1,338	$2,806	$2,771

Supplemental Cash Flow Information
Cash paid for interest	$696	$2,070	$1,899
Cash paid for income taxes	80	50	38
Non-cash investing and financing activities:
Change in accrued capital expenditures	(35)	46	19
Change in assets acquired through financing activities and capital leases	—	30	67
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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations,” and (iii) our Consolidated Balance Sheets as our “Balance Sheets.”
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. It owns Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). As of December 31, 2015, CERP and CGP owned a total of 12 casino properties in the United States, eight of which are in Las Vegas. These eight casino properties represented 52% of consolidated net revenues for the year ended December 31, 2015.
CEC also holds a majority interest in Caesars Entertainment Operating Company, Inc. (“CEOC”). As described in Note 3, the results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC’s voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 15, 2015.
Caesars Enterprise Services, LLC
In 2014, CERP, CEOC and Caesars Growth Properties Holdings, LLC (“CGPH”) (collectively, the “Members”) formed Caesars Enterprise Services, LLC (“CES”), a services joint venture. CES provides certain corporate and administrative services for the Members’ casino properties, including substantially all of the 28 casino properties owned by CEOC, and ten casinos owned by unrelated third parties (including four Indian tribal properties). CES manages certain assets for the casinos to which it provides services and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review. Therefore, CES is a “pass-through” entity that serves as an agent on behalf of the Members at a cost-basis, and is contractually required to fully allocate its costs. CES is designed to have no operating cash flows of its own, and any net income or loss is generally immaterial and is typically subject to allocation to the Members in the subsequent period.
Omnibus License and Enterprise Services Agreement
In 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”), which granted licenses to the Members and certain of their affiliates in connection with the implementation of CES. CES was funded in 2014 through initial contributions by two of the Members, including cash contributions by CERP of $43 million and by CGP LLC for CGPH of $23 million. Certain executives and employees have been transitioned to CES by the Members and the services of such employees are available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars Licensing Company, LLC (“CLC”), Caesars World, Inc. (“CWI”), and certain of our subsidiaries that are the owners of our properties granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”). CERP also granted CES non-exclusive licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CERP or its subsidiaries. Under the terms of the joint venture and the Omnibus Agreement, we believe that CEC and its operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing.

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
Caesars Interactive Entertainment, Inc. (“CIE”)
Our results also include CIE, a majority owned subsidiary of CGP that operates an online games business providing social games on Facebook and other social media websites and mobile application platforms that utilize virtual currency and certain real money gaming in Nevada and New Jersey. CIE also owns the World Series of Poker (“WSOP”) tournaments and brand and licenses WSOP trademarks for a variety of products and businesses related to this brand.
Employee Relations
We have approximately 33,000 employees throughout our organization. Approximately 16,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel, and restaurant employees. The majority of these employees are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	8,500	Culinary Workers Union, Local 226	May 2018
Atlantic City Food & Beverage and Hotel employees	1,400	UNITE HERE, Local 54	March 2015 and continuing on a month to month basis
Las Vegas Bartenders	1,200	Bartenders Union, Local 165	May 2018
Las Vegas Dealers	1,100	Transport Workers Union of America	February 2019
Going Concern
Overview
We have identified the following circumstances that raise substantial doubt about CEC’s ability to continue as a going concern:

•
we have limited cash available to meet financial commitments of CEC, primarily resulting from significant expenditures made to (1) defend the Company against the matters disclosed below under “Litigation” and (2) support CEOC’s plan of reorganization (the “Restructuring”);

•	we have made material future commitments to support the Restructuring; and

•
we are a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010, that if resolved against us would raise substantial doubt about CEC’s ability to continue as a going concern.

The circumstances set forth above and described in more detail below under “CEC Liquidity” and “Litigation,” individually and collectively, raise substantial doubt about CEC’s ability to continue as a going concern between now and the Effective Date of the Restructuring, while continuing to also meet its commitments. Under the terms of the Restructuring, all related litigation is expected to be resolved. However, in the event of a material adverse ruling on one or all of the litigation matters disclosed below, it is likely that a CEC reorganization under Chapter 11 of the Bankruptcy Code would be necessary.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CEOC Reorganization
As described more fully in Note 3, on January 15, 2015, CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Northern District of Illinois in Chicago (the “Bankruptcy Court”) in order to implement a restructuring plan for balance sheet deleveraging.
Commitments Under the First Lien RSAs. CEC and the Debtors are party to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain holders of claims in respect of claims under CEOC’s first lien notes (the “First Lien Bond RSA”) and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC’s first lien credit agreement (the “First Lien Bank RSA” and, together with the First Lien Bond RSA, the “First Lien RSAs”).
The Effective Date of the Restructuring (the material terms of which are contained in the First Lien RSAs as they may be modified by their terms) is the date upon which all required conditions of the Restructuring have been satisfied or waived and on which the CEOC reorganization and related transactions will become effective.
CEOC filed a plan of reorganization on October 7, 2015, with the Bankruptcy Court (the “Plan”) that reflects the terms of the First Lien RSAs. Under the Plan, CEC has agreed to pay the following amounts and take other actions:

•	$406 million for forbearance fees in connection with the Restructuring, general corporate purposes and to fund sources and uses (“Fixed Payments”);

•	$25 million per month for the period from February 1, 2016 through the Effective Date for the benefit of the First Lien Noteholders (“Additional Consideration”);

•	Up to $63 million in upfront payments to certain First Lien Bank Lenders (“Upfront Payments”);

•	$386 million to purchase from the Settling First Lien Bank Lenders 100% of their respective First Lien Bank Obligations that survive the Effective Date (“Bank Guaranty Settlement”);

•
Purchase up to all of OpCo equity for $700 million pursuant to the put rights, where holders of over 85% of the First Lien Notes have already indicated their intent to put their OpCo equity to CEC once received (“OpCo” refers to the proposed entity resulting from the Restructuring that will operate the CEOC Properties under a lease with PropCo. “CEOC Properties” refers to those properties owned by CEOC as of the Petition Date.);

•
Purchase up to 14.8% of PropCo equity for $269 million pursuant to the put rights (“PropCo” refers to the proposed entity resulting from the Restructuring that will own the CEOC Properties as of the Effective Date.);

•	Give PropCo a right of first refusal on all new domestic non-Las Vegas gaming facility opportunities, with CEC or OpCo leasing such properties;

•	Give PropCo a call right to purchase Harrah’s Atlantic City and Harrah’s Laughlin;

•	Guarantee OpCo’s monetary obligations to PropCo under the leases; and

•	Enter into a guaranty of collection of the OpCo debt received by the First Lien Bank Lenders and First Lien Noteholders.
The Restructuring is subject to approval by the Bankruptcy Court and the receipt of required gaming regulatory approvals. Because more than a majority of the first lienholders has approved the First Lien RSAs, we believe it is probable that the contingent obligations will be paid and, therefore, we have recorded the items below in Deconsolidation and Restructuring of CEOC and Other in the statements of operations:

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Description	Amount (in millions)
Fixed payments (1)	$406
Additional consideration (2)	163
Upfront payments (3)	63
Bank Guaranty Settlement (4)	386
Total accrued restructuring and support expenses	$1,018
____________________

(1)	$86 million was paid in fourth quarter of 2015.

(2)	For the purposes of determining this amount, the Effective Date is estimated to be in the third quarter of 2016; however this date is outside of our control and is highly subject to change.

(3)	$61 million was paid in fourth quarter of 2015.

(4)
The liability is primarily based on the terms of the settlement agreement for creditors that have agreed to the settlement. A portion of the liability was estimated for creditors who have not yet agreed, based on the assumption their settlement will be substantially equivalent to those who have agreed to the settlement.

In addition to the amounts accrued and described above, we also committed to pay $75 million to CEOC if there is insufficient liquidity as of the Effective Date.
Additional Potential Commitments. In addition to terms described above relative to the First Lien RSAs, under the terms of the Plan, CEC will pay the following if certain classes of CEOC’s unsecured creditors vote in favor of the Plan and if the Plan is approved by the Bankruptcy Court:

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
Payment to CEOC. In addition, and separate from the transactions and agreements described above, if there is not a comprehensive out of court restructuring of CEOC's debt securities or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes by February 15, 2016, CEC will be obligated upon demand to make an additional payment to CEOC of $35 million. During the first quarter of 2015, we accrued this liability in Accrued Restructuring and Support Expenses on the consolidated balance sheet, and this amount is currently due and payable.
Termination by Consenting Creditors (Subsequent Event). On February 15, 2016, certain milestones under the First Lien RSAs were not met by CEOC, giving rise to the ability of two-thirds of each of CEOC’s first lien bondholders and first lien bank lenders to terminate their respective First Lien RSAs, although neither has done so.  We, CEOC, and CEOC’s creditors continue to negotiate terms of the Restructuring.
CEC Liquidity
Caesars Entertainment is a highly-leveraged company and had $7.1 billion in consolidated debt outstanding as of December 31, 2015. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As of December 31, 2015, our consolidated estimated debt service obligation for 2016 is $767 million, and $9.5 billion thereafter to maturity, consisting of $187 million in principal maturities and $580 million in required interest payments. See Note 13 for details of our debt outstanding and related restrictive covenants. This includes, among other information, a table presenting details of our individual borrowings outstanding as of December 31, 2015 and 2014, and each subsidiary’s annual maturities of long-term debt as of December 31, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Cash and Revolver Capacity

	December 31, 2015
(In millions)	CERP	CES	CGP	Other
Cash and cash equivalents	$150	$158	$902	$128
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(80)	—	(45)	—
Total	$340	$158	$1,017	$128
Consolidated cash and cash equivalents as of December 31, 2015, as shown in the table above, includes amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including its insurance captives.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. Its primary assets at December 31, 2015, consist of $128 million in cash and cash equivalents and its ownership interests in CEOC, CERP and CGP. The restrictions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) generally do not allow for CERP, CGP, or their subsidiaries to provide dividends to CEC. In addition, CEC does not receive any financial benefit from CEOC during CEOC’s bankruptcy, as all earnings and cash flows are retained by CEOC for the benefit of its creditors.
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
We made material commitments under the Restructuring described above that have been accrued as of December 31, 2015. The completion of the merger of Caesars and Caesars Acquisition Company (“CAC”) described below is expected to aid CEC in meeting these commitments. However, based on our current forecasts, we estimate that CEC will require additional sources of funding to meet its ongoing obligations when they come due as well as in order to meet its commitments under the First Lien RSAs. We are evaluating additional sources of liquidity to enable CEC to meet its ongoing obligations and its commitments under the Restructuring, but have not yet secured additional funding. Furthermore, if the merger with CAC is not completed for any reason, CEC would still be liable for these payments. As a result of the foregoing, we have substantial doubt about CEC’s ability to continue as a going concern.
Guarantee of Collection
In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee was limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consented to the Bank Amendment. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts. As part of the Bank Guaranty Settlement disclosed above, the CEOC creditors have agreed to eliminate the CEC Collection Guarantee, and we recorded a $386 million as an estimate of the liability based on the terms of the Bank Guaranty Settlement agreement.
Litigation
In addition to financial commitments described above, we have the following outstanding uncertainties for which we have not accrued any amounts, all of which are described in Note 4:

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014 (the “Delaware Second Lien Lawsuit”);

•	Litigation commenced by parties on September 3, 2014 and October 2, 2014 (the “Senior Unsecured Lawsuits”);

•	Litigation commenced by UMB Bank on November 25, 2014 (the “Delaware First Lien Lawsuit”);

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	Demands for payment made by Wilmington Savings Fund Society, FSB on February 13, 2015 (the “February 13 Notice”);

•	Demands for payment made by BOKF, N.A., on February 18, 2015 (the “February 18 Notice”);

•	Litigation commenced by BOKF, N.A. on March 3, 2015 (the “New York Second Lien Lawsuit”);

•	Litigation commenced by UMB Bank on June 15, 2015 (the “New York First Lien Lawsuit”);

•	Litigation commenced by Wilmington Trust, National Association on October 20, 2015 (the “New York Senior Notes Lawsuit”); and

•	Litigation commenced by Trustees of the National Retirement Fund in January 2015 (“NRF Litigation”).
Summary
The circumstances described in “CEC Liquidity” above raise substantial doubt as to CEC’s ability to continue as a going concern without securing additional sources of funding to meet its ongoing obligations and its commitments under the Restructuring. Additionally, in each of the litigation matters, claims have been made or could be made against CEC that, if resolved against us, raise substantial doubt about CEC’s ability to continue as a going concern. Under the terms of the Plan that was filed with the Bankruptcy Court, all of the above litigation should be resolved. However, in the event of a material adverse ruling on one or all of the litigation matters set forth above, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary.
Announced Merger with Caesars Acquisition Company
In 2014, Caesars and CAC entered into a merger agreement (the “Merger”), pursuant to which, among other things, CAC will merge with and into Caesars, with Caesars as the surviving company. Subject to the terms and conditions of the merger agreement, upon consummation of the merger, each share of class A common stock of CAC issued and outstanding immediately prior to the effective time of the Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock, equal to 0.664 to one (the “Exchange Ratio”).
The Exchange Ratio may be subject to adjustment by Special Committees of both CAC’s Board of Directors and Caesars’ Board of Directors, each composed solely of independent directors (these Special Committees are referred to here collectively as the “Special Committees”). The adjustment of the Exchange Ratio may be made during the 14-day period beginning on the later of the confirmation date of a CEOC restructuring plan and the date that both CAC and Caesars confirm that information to render a fairness opinion has been received by their respective independent financial advisors. If the Special Committees do not agree to an adjustment to the Exchange Ratio during this 14-day period, there will not be an adjustment to the Exchange Ratio.
Either CAC or Caesars may terminate the merger agreement within five business days following this period, if:

(a)	the Special Committees cannot agree on an Exchange Ratio adjustment and a failure to terminate the Merger Agreement would be inconsistent with their respective directors’ fiduciary duties; or

(b)
either of the Special Committees has not received an opinion of its respective financial advisor that the Exchange Ratio (as adjusted, if applicable) is fair, from a financial point of view to Caesars or CAC and its public stockholders, as applicable.

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidation of Subsidiaries and Variable Interest Entities
Our consolidated financial statements include the accounts of Caesars Entertainment and its subsidiaries after elimination of all intercompany accounts and transactions.
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
Consolidation of Caesars Growth Partners
Because the equity holders in CGP receive returns disproportionate to their voting interests and substantially all the activities of CGP are related to Caesars, CGP has been determined to be a VIE. CAC is the sole voting member of CGP. Common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings (as defined in Note 19). The assets held by CGP originally came from Caesars and continue to be intrinsically closely associated with Caesars through the nature of the business, as well as ongoing service and management agreements. Additionally, Caesars is expected to receive the majority of the benefits or absorb the majority of the losses from its higher economic participation in CGP. We have determined that Caesars is the primary beneficiary of CGP as a result of the close association with Caesars and other factors such as the fact that all of the assets and businesses owned by CGP were acquired from Caesars, and therefore, we are required to consolidate them. Neither CAC nor CGP guarantees any of CEC’s debt, and the creditors or beneficial holders of CGP have no recourse to the general credit of CEC.
We account for the noncontrolling interest in CGP using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings and losses of CGP between the controlling and noncontrolling interest. Under this method, the noncontrolling interest in the CGP entity is based upon the noncontrolling interest holders’ contractual claims on CGP’s accounting balance sheet pursuant to the mandatory liquidation provisions of the operating agreement, adjusted for certain common control tax distributions and the Notes Distribution described in Note 13. Caesars’ resulting net income from the controlling interest is the residual net income from the consolidation of the VIE less the HLBV calculated net income attributable to the noncontrolling interest holder. Due to certain mandatory liquidation provisions of the operating agreement, this could result in a net loss to Caesars consolidated results in periods in which CGP reports net income.
Subject to the terms and conditions described in the certificate of incorporation of CAC and the operating agreement of CGP, after October 21, 2016, Caesars Entertainment will have the right to acquire all or a portion of the voting units of CGP (or, at the election of CAC, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment at such time. The purchase consideration may be, at Caesars Entertainment’s option, cash or shares of Caesars Entertainment’s common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP (or

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares of CAC’s Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units.
CGP generated net revenues of $2.3 billion and $1.6 billion for the years ended December 31, 2015 and 2014, respectively. Net loss attributable to Caesars related to CGP was $18 million and $405 million for the years ended December 31, 2015 and 2014, respectively. The noncontrolling interest balance attributable to CGP as of December 31, 2015 was $1.2 billion.
CGP is obligated to issue non-voting membership units (the “units”) to CEC in 2016 to the extent that the earnings from CIE’s social and mobile games business exceeds a specified threshold amount in 2015. The number of units to be received by CEC is capped at a value of $225 million divided by the value of the units as of the date of CGP’s formation in 2013. CGP recognized a liability representing the estimated fair value of the units they expected issue to CEC, which was $347 million as of December 31, 2014. As of December 31, 2015, CIE’s earnings had exceeded the threshold and the number of units is no longer variable. As a result, CGP reclassified the fair value of the units to additional paid in capital, which was $228 million as of December 31, 2015. The value of the units is eliminated in our consolidation of CGP.
CGP consolidates into its financial statements the accounts of any variable interest entity for which it is determined to be the primary beneficiary. Caesars Baltimore Investment Company, LLC (“CBIC”), a wholly-owned subsidiary of CGP, indirectly holds interests in the owner of the Horseshoe Baltimore Casino (“Horseshoe Baltimore”) in Maryland. CBIC has an ownership interest in CR Baltimore Holdings (“CRBH”), a variable interest entity. CBIC has been determined to be the primary beneficiary of CRBH, and therefore, consolidates CRBH into its financial statements. As CBIC is wholly-owned by CGP, CGP therefore also consolidates CRBH.
In addition to CGP, we also hold immaterial variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and non-consolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.
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
As described in Note 3, effective January 15, 2015, CEOC is no longer a consolidated subsidiary. Therefore, CEOC’s ownership interest in CES, totaling $23 million, is accounted for as noncontrolling interest.
Consolidation Considerations for Caesars Entertainment Operating Company
As described in Note 3, CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We have concluded that CEOC is a VIE and that we are not the primary beneficiary of CEOC.
Note 3 — Deconsolidation of Caesars Entertainment Operating Company
Chapter 11 Filing for Reorganization
On January 15, 2015 (the “Petition Date”), CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in order to implement a restructuring plan for balance sheet deleveraging. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. CEC (exclusive of its subsidiaries), CERP, and CGP are separate entities with independent capital structures and have not filed for bankruptcy relief. In addition, all Caesars Entertainment properties, and those owned by CEOC, are continuing to operate in the ordinary course.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As described in Note 1, under “CEOC Reorganization,” CEC has agreed to pay significant amounts and to take a series of other actions under CEOC’s plan of reorganization.
Deconsolidation of CEOC
CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We have concluded that CEOC is a VIE, subsequent to its filing for bankruptcy, because the holders of equity at risk (including us) as a group no longer had the power to make the primary decisions. Our assessment focused on indicators that CEC did not have significant influence over the operating and financial policies of CEOC, primarily including:

•
CEOC expanded its board of directors and added two independent directors. The CEOC board then delegated certain key decision-making authority regarding the bankruptcy and related party matters to two committees, which are comprised of primarily the independent directors. Additionally, as a result of the bankruptcy proceedings, critical decisions are now subject to the overall jurisdiction of the Bankruptcy Court and the Creditors Committees (described below).

•
The Bankruptcy Court established the Creditors Committees to represent the rights of CEOC’s creditors during the bankruptcy proceedings. Through the Creditors Committees, creditors have the right to object to recommendations presented by CEOC’s management or Board of Directors.

•	CEOC’s executive leadership is comprised of individuals who are independent of CEC.
Accordingly, we are not the primary beneficiary of CEOC because the equity owners, including CEC, only possess non-substantive voting rights; CEC is not operating CEOC as debtor-in-possession as the CEC Board has ceded its authority to the Bankruptcy Court; CEC management cannot carry on all activities necessary for the ordinary course of business without Bankruptcy Court approval; and CEOC still manages day-to-day operations, but does not have discretion to make significant capital or operating budgetary changes or decisions, purchase or sell significant assets, or approve management or employee compensation arrangements, as CEOC’s material decisions are subject to review by the Creditors Committees and the Bankruptcy Court.
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
Caesars Entertainment recognized a $7.1 billion gain associated with the deconsolidation of CEOC and recorded a cost method investment in CEOC of zero due to the negative equity associated with CEOC’s underlying financial position. As of December 31, 2014, CEOC represented total assets of $11.0 billion and total liabilities of $18.6 billion, including total long-term debt of $15.9 billion. For the 2015 period prior to the deconsolidation, CEOC segment net revenues totaled $158 million, net loss attributable to Caesars totaled $76 million, and negative cash flow from operating activities totaled $220 million.
Related Party Relationship
Subsequent to the Petition Date, CEOC has funded and is expected to continue to fund all expenses related to its operations that are being provided by CES and can continue to perform on its intercompany obligations to all Caesars entities. However, upon filing for Chapter 11 and the subsequent deconsolidation, transactions with CEOC are no longer eliminated in consolidation and are treated as related party transactions for Caesars Entertainment. These transactions include but are not limited to items such as casino management fees paid to CEOC, insurance expenses related to insurance coverage reimbursed by CEOC, and rent payments by CEOC to CERP under the Octavius Tower lease agreement. See Transactions with CEOC in Note 19 for all transactions between us and CEOC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 — Litigation
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the “10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the “Delaware Second Lien Lawsuit”) in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, CAC,CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete. No trial date has been set.
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the “Senior Unsecured Lawsuits”) have been assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes moved for class certification, and under the schedule imposed by the court for this motion, briefing has been completed. These lawsuits are currently scheduled for trial in May 2016.
On November 25, 2014, UMB Bank (“UMB”), as successor indenture trustee for CEOC's 8.50% Senior Secured Notes due 2020 (the “8.50% Senior Secured Notes”), filed a verified complaint (the “Delaware First Lien Lawsuit”) in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP, CES, and against individual past and present Board members Loveman, Benjamin, Bonderman, Davis, Press, Rowan, Sambur, Hession, Colvin, Kleisner, Swann, Williams, Housenbold, Cohen, Stauber, and Winograd, alleging generally that defendants improperly stripped CEOC of certain assets, wrongfully effected a release of CEC’s parent guarantee of the 8.50% Senior Secured Notes and committed other wrongs. Among other things, UMB asked the court to appoint a receiver over CEOC. In addition, the suit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary, equitable and declaratory relief. The lawsuit has been automatically stayed with respect to CEOC during its Chapter 11 bankruptcy process. Pursuant to the First Lien Bond RSA, the lawsuit also has been stayed in its entirety, with the consent of all of the parties to it. The consensual stay will expire upon the termination of the First Lien Bond RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
In accordance with the terms of the applicable indentures, CEC is not subject to the above-described guarantees. As a result, we believe the demands for payment are meritless.
On March 3, 2015, BOKF filed a lawsuit (the “New York Second Lien Lawsuit”) against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the “New York First Lien Lawsuit”) against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indentures governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to parent guarantee provisions in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits (as defined below) that are taking place in Manhattan. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied our motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. These motions likewise were denied.
On October 20, 2015, Wilmington Trust, National Association (“Wilmington Trust”), filed a lawsuit (the “New York Senior Notes Lawsuit” and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the “Parent Guarantee Lawsuits”) against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the “10.75% Senior Notes”). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015, and the parties have begun fact discovery.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request, and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC’s request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC’s motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14.  The stay will remain in effect until 60 days after the filing of the Examiner’s interim report (expected between March 7 and March 14), or May 9, 2016, whichever comes first. None of the rulings on CEOC’s request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
We believe that the claims and demands described above against CEC are without merit and we intend to defend the Company vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, except as described above, the actions against CEC have been allowed to continue. See additional disclosure relating to CEOC’s Chapter 11 filing in Note 1. We believe that the Noteholder Disputes and the Parent Guarantee Lawsuits have a reasonably possible likelihood of an adverse outcome. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the “Financial Restructuring”), and should a court find in favor of the claimants in some or all of the Noteholder Disputes, such determination would likely lead to a CEC reorganization under Chapter 11 of the Bankruptcy Code (see Note 1). We are not able to estimate a range of reasonably possible losses should any of the Noteholder Disputes ultimately be resolved against us, although they could potentially exceed $11 billion.
CEC-CAC Merger Litigation
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Merger Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Merger Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) an order directing the CAC Directors to fulfill alleged fiduciary duties to Merger Law CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014 (the “Proposed Merger”), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (2) an order directing the CAC Directors to account for all damages suffered or to be suffered by plaintiff and the putative class as a result of the Proposed Merger; and (3) an award to plaintiff for his costs and attorneys’ fees. It is unclear whether the Merger Lawsuit also seeks to enjoin the Proposed Merger. CEC believes that this lawsuit is without merit and will defend itself vigorously. The deadline to respond to the Merger Lawsuit has been adjourned without a date by agreement of the parties.
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
In December 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter. We were subsequently informed that CEC’s obligation under the Allocation Agreement was approximately $54 million, and that approximately $19 million relates to contributions for historical periods and approximately $35 million relates to estimated future contributions. We met with Hilton representatives in March 2014 and had discussions subsequently. We cannot currently predict the ultimate outcome of this matter, but continue to believe that we may have various defenses against such claims, including

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

defenses as to the amount of liabilities. On November 21, 2014, in response to a letter from Hilton, we agreed to attempt to mediate a resolution of the matter. On December 24, 2014, Hilton sued CEC and CEOC in federal court in Virginia primarily under the Employee Retirement Income Security Act (“ERISA”), and also under state contract and unjust enrichment law theories, for monetary and equitable relief in connection with this ongoing dispute. Hilton amended its lawsuit in January 2015 to remove CEOC as a defendant. We moved to dismiss the lawsuit in February 2015, and that motion was argued in March 2015. On April 14, 2015, the Court issued an Opinion dismissing with prejudice the unjust enrichment claim, and transferring the purported contract and ERISA claims to the Northern District of Illinois, as had been requested by CEC. The Northern District of Illinois subsequently referred the case to the Bankruptcy Court presiding over the CEOC bankruptcy. Hilton moved to have the Bankruptcy Court refer the matter back to the federal district court. Also, in early September 2015, CEC moved to dismiss the remaining ERISA and contract claims in their entirety. Hilton opposed that motion as to its ERISA claims on September 30, 2015 and volunteered to stipulate to the dismissal of the contract claims without prejudice. CEC will not consent to the dismissal of contract claims unless the dismissal is with prejudice. CEC filed a reply brief in further support of its motion to dismiss on October 21, 2015. Both motions are pending decisions.
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
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. We opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and our motion to extend the stay to encompass NRF’s collection lawsuit against CEC. The Bankruptcy Court denied CEOC’s motion that NRF’s action violated the automatic stay but our motion to extend the stay to encompass NRF’s collection lawsuit against CEC is still pending. The Standstill Agreement remains in effect. Also, the federal district court has granted NRF’s motion to dismiss CEC’s declaratory judgment action agreeing with NRF that the governing statute requires that the issue must first be arbitrated. CEC has filed its Notice of Appeal challenging the district court’s ruling.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter in January 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of the Company and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the “GCB”) on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace’s bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a “look-back” for suspicious transactions. The terms of the FinCEN settlement were approved by the bankruptcy court on October 19, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Note 5 — Summary of Significant Accounting Policies
Additional accounting policy disclosures are provided within the applicable notes to the consolidated financial statements.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Our cash and cash equivalents as of December 31, 2015 and 2014, includes $1.1 billion and $944 million, respectively, held by our consolidated VIEs, which is not available for our use to fund operations or satisfy our obligations.
Restricted Cash
As of December 31, 2015 and 2014, we had $168 million and $185 million of restricted cash, respectively, comprised of current and non-current portions. Restricted cash includes cash reserved under loan agreements for (a) development projects and (b) certain expenditures incurred in the normal course of business, such as interest services, real estate taxes, casualty insurance, and capital improvements; and certain other cash deposits that are designated by management for specific purpose.
Receivables
We issue credit to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectibility of these receivables. Accounts receivable are typically non-interest bearing and are initially recorded at cost.
Marker play represents a significant portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States’ assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. Receivables are reported net of the allowance for doubtful accounts.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Doubtful Accounts

(In millions)	2015	2014	2013
Balance as of January 1	$196	$162	$202
Charged to income	11	50	29
Charge-offs less recoveries	3	(16)	(69)
CEOC deconsolidation	(162)	—	—
Balance as of December 31	$48	$196	$162
Revenue Recognition
Property Revenues
Casino revenues are measured by the aggregate net difference between gaming wins and losses. Funds deposited by customers in advance and chips in the customers’ possession are recognized as a liability before gaming play occurs. Food and beverage, rooms, and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as a deposit liability until services are provided to the customer. Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. See Note 15.
Interactive Entertainment Revenues: Social and Mobile Games
CIE derives revenue from the sale of virtual currencies within casino-themed social and mobile games that are played on various global social and mobile third-party platforms. CIE's primary social and mobile games, Slotomania and Bingo Blitz, operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods free of charge and have the ability to send free “gifts” of virtual goods to their friends through interactions with certain social platforms. Game players also may purchase additional virtual goods above and beyond the level of free virtual goods available to that player. Purchased virtual goods are deposited into the player’s account and are then not separately identifiable from virtual goods previously obtained by the player.
CIE is able to reliably estimate the period of time over which virtual currency is consumed. As such, CIE recognizes revenue using an item-based revenue model. However, CIE is unable to distinguish between whether purchased or free virtual currency is being consumed; therefore, CIE must estimate the amount of outstanding purchased virtual currency at each reporting period based on customer behavior. CIE records within accrued expenses and other current liabilities the deferred revenue associated with its social and mobile games, and also records within prepayments and other current assets the prepaid platform fees associated with this deferred revenue.
CIE’s games are played on various social and mobile third-party platforms for which such third parties collect monies from CIE’s customers and pay CIE an amount after deducting a platform fee. CIE is the primary obligor with its customers under these arrangements, retains the ability to establish the pricing for its virtual currencies, and assumes all credit risk with its customers. Based upon these facts, CIE recognizes revenue from its game-playing customers on a gross basis and related platform fees are recorded as a component of operating expense. Sales taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
Other Revenue
Other revenue primarily includes revenue from third-party real estate leasing arrangements at our casino properties, revenue from company-operated retail stores, revenue from our entertainment venues and The High Roller observation wheel, and management fee revenue earned by CEOC through its management of third-party casino properties, until its deconsolidation in January 2015.
Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $192 million, $270 million, and $208 million for the years ended December 31, 2015, 2014, and 2013, respectively.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Operating Costs
Other operating costs primarily includes write-downs, reserves, and project opening costs, net of recoveries and acquisition and integration costs.
Note 6 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification. During 2015, we adopted Account Standards Update No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, (see Note 18) and No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, (see Note 13).
Revenue Recognition - May 2014 (amended August 2015): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual disclosures will be substantially revised. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We expect to adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our financial statements; however, we expect that the accounting for our customer loyalty programs and casino promotional allowances will be affected.
Going Concern - August 2014: Amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern. This guidance explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Consolidation - February 2015: Amended Topic 810, Consolidation. The new guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the accounting standard by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met. Further, the new guidance reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and changes consolidation conclusions in several industries that typically make use of VIEs. The new guidance is effective for periods beginning after December 15, 2015 for public companies. We are adopting this standard as of January 1, 2016, and are in the process of evaluating the effect it will have on our financial statements, if any.
Recognition and Measurement of Financial Instruments - January 2016: The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, they require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with any changes in fair value recognized in net income and simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted on certain provisions. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016: The new guidance requires lease obligations to be recognized on the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 — Acquisitions and Discontinued Operations
Acquisitions
Pacific Interactive
In February 2014, CIE acquired Pacific Interactive UK Limited (“Pacific Interactive”) and the assets of various affiliates, a social and mobile games developer and owner of House of Fun Slots, which was not considered material. CIE recorded contingent consideration payable of approximately $29 million associated with this acquisition as of the acquisition date. This contingent consideration was subsequently adjusted to its estimated fair market value totaling $66 million as of December 31, 2014. The liabilities were paid during the first and second quarter of 2015.
Discontinued Operations
Discontinued operations primarily include properties owned by CEOC, which was deconsolidated effective January 15, 2015 (see Note 3).

	Years Ended December 31,
(In millions)	2015	2014	2013
Net revenues
Showboat Atlantic City	$—	$115	$199
Harrah’s Tunica	—	46	130
Other	—	2	14
Total net revenues	$—	$163	$343

Pre-tax loss from operations
Showboat Atlantic City	$(6)	$(59)	$(66)
Harrah’s Tunica	—	(120)	(140)
Other	(1)	(34)	(33)
Total pre-tax loss from discontinued operations	$(7)	$(213)	$(239)

Loss, net of income taxes
Showboat Atlantic City	$(6)	$(38)	$(83)
Harrah’s Tunica	—	(120)	(91)
Other	(1)	(34)	(33)
Total loss from discontinued operations, net of income taxes	$(7)	$(192)	$(207)

Tangible and intangible asset impairments
Showboat Atlantic City	$—	$10	$69
Harrah’s Tunica	—	68	118
Other	—	17	12
Total impairments from discontinued operations	$—	$95	$199
Showboat Atlantic City
CEOC closed its Showboat Atlantic City casino permanently effective August 2014 and subsequently sold it in December 2014 for $18 million. In 2014 we accrued severance and other exit costs totaling $26 million and recognized a tangible asset impairment of $10 million. As of December 31, 2014, this transaction had not met the requirements of a completed sale of real estate for

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accounting purposes. As a result, the $18 million in assets were classified as held for sale and the sale proceeds were recorded as a liability. In 2015, the requirements for recognition as a completed sale were met.
Harrah’s Tunica
CEOC closed its Harrah’s Tunica casino permanently effective June 2014 and recorded intangible and tangible asset impairment charges totaling $68 million and accrued exit costs of $16 million associated with the closure of this casino. Harrah’s Tunica was sold by CEOC in January 2016.
Note 8 — Property and Equipment
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
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. As necessary, we typically estimate the fair value of assets starting with a “Replacement Cost New” approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the consolidated financial statements.
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $12 million, $45 million, and $38 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Useful Lives

Land improvements			12	years
Buildings	20	to	40	years
Building and leasehold improvements	5	to	20	years
Riverboats and barges			30	years
Furniture, fixtures, and equipment	2.5	to	20	years

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and Equipment, Net

	As of December 31,
(In millions)	2015	2014
Land and land improvements	$3,584	$6,218
Buildings, riverboats, and improvements	4,134	7,506
Furniture, fixtures, and equipment	1,326	2,685
Construction in progress	59	302
Total property and equipment	9,103	16,711
Less: accumulated depreciation	(1,505)	(3,255)
Total property and equipment, net	$7,598	$13,456
Depreciation Expense

	Years Ended December 31,
(In millions)	2015	2014	2013
Depreciation expense	$306	$574	$572
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease and is included in depreciation and amortization, corporate expense, and loss from discontinued operations.
Tangible Asset Impairments

	Years Ended December 31,
(In millions)	2015	2014	2013
Continuing operations	$1	$60	$2,381
In 2014, due to a decline in recent performance and downward adjustments to expectations of future performance, we performed an impairment assessment for certain of our properties resulting in an impairment charge primarily related to a property in Reno, Nevada.
In 2013, the pricing of certain casino property sales that occurred in the Atlantic City market indicated a substantial decline in market price had occurred for casinos in Atlantic City and the fair value assessment we performed of the properties resulted in impairment charges. In addition, we determined that deteriorating gaming volumes in certain of our markets made it necessary to complete an impairment assessment on certain of our properties, resulting in impairments related to our land holdings in Biloxi, Mississippi, and a real estate project and certain properties in Atlantic City, New Jersey.
Note 9 — Goodwill and Other Intangible Assets
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We perform our annual impairment assessment of other non-amortizing intangible assets as of October 1. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the “Relief from Royalty Method” and “Excess Earnings Method” under the income approach.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have impairments to record in the future and such impairments could be material.
Changes in Carrying Value of Goodwill by Segment

(In millions)	CEOC	CERP	CGP Casinos	CIE	CEC Total
Gross Goodwill
Balance as of January 1, 2014	$5,435	$3,894	$25	$87	$9,441
Additions	—	—	—	13	13
Transfers (1)	(1,141)	—	1,141	—	—
Balance as of December 31, 2014	4,294	3,894	1,166	100	9,454
Accumulated Impairment
Balance as of January 1, 2014	(4,175)	(2,203)	—	—	(6,378)
Impairment (2)	(251)	(289)	(155)	(15)	(710)
Transfers (1)	805	—	(805)	—	—
Balance as of December 31, 2014	(3,621)	(2,492)	(960)	(15)	(7,088)
Net Carrying Value, December 31, 2014	$673	$1,402	$206	$85	$2,366

Gross Goodwill
Balance as of January 1, 2015	$4,294	$3,894	$1,166	$100	$9,454
Additions	—	—	—	3	3
CEOC Deconsolidation	(4,294)	—	—	—	(4,294)
Balance as of December 31, 2015	—	3,894	1,166	103	5,163
Accumulated Impairment
Balance as of January 1, 2015	(3,621)	(2,492)	(960)	(15)	(7,088)
CEOC Deconsolidation	3,621	—	—	—	3,621
Balance as of December 31, 2015	—	(2,492)	(960)	(15)	(3,467)
Net Carrying Value, December 31, 2015	$—	$1,402	$206	$88	$1,696
____________________

(1)	During 2014, CGP purchased four properties from CEOC (see Note 19).

(2)	CIE impairment during 2014 related to CIE RMG BEL, LLC is included in discontinued operations. (See Note 7).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Value of Intangible Assets Other Than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2015	2014	2015	2014	2015	2014
Balance as of January 1	$636	$730	$2,514	$2,758	$3,150	$3,488
Additions (1)	—	50	—	—	—	50
Impairments	—	(2)	—	(240)	—	(242)
Amortization expense	(89)	(133)	—	—	(89)	(133)
CEOC Deconsolidation	(152)	—	(2,366)	—	(2,518)	—
Other	—	(9)	—	(4)	—	(13)
Balance as of December 31	$395	$636	$148	$2,514	$543	$3,150
____________________

(1)	During 2014, we increased our amortizing intangible assets $50 million, primarily as a result of the Pacific Interactive acquisition (see Note 7).
During 2014 and 2013, as a result of a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets, we recognized impairment charges related to goodwill, trademarks, and gaming rights for certain of our properties.
Intangible Asset Impairment Charges - Continuing Operations

	Years Ended December 31,
(In millions)	2015	2014	2013
Goodwill	$—	$695	$104
Trademarks	—	13	101
Gaming Rights and other	—	226	245
Total impairment charges	$—	$934	$450
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	December 31, 2015				December 31, 2014
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.4	$917	$(589)	$328	$1,265	$(736)	$529
Contract rights	9.1	3	(1)	2	84	(81)	3
Patented technology	2.2	86	(49)	37	188	(109)	79
Gaming rights and other	8.3	52	(24)	28	47	(22)	25
		$1,058	$(663)	395	$1,584	$(948)	636
Non-amortizing intangible assets
Trademarks				126			1,580
Gaming rights				22			934
				148			2,514
Total intangible assets other than goodwill				$543			$3,150
The aggregate amortization expense for intangible assets that continue to be amortized was $89 million in 2015, $133 million in 2014, and $163 million in 2013.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated Five-Year Amortization

	Years Ended December 31,
(In millions)	2016	2017	2018	2019	2020
Estimated annual amortization expense	$82	$79	$63	$56	$54
Note 10 — Fair Value Measurements
Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 9 for more information on the application of the use of fair value to measure goodwill and other intangible assets.
We have not elected the fair value measurement option available under GAAP for any of our assets or liabilities that meet the criteria for this option. The following financial and non-financial assets and liabilities of the Company are measured at fair value on a recurring basis.
Investments Measured at Fair Value on a Recurring Basis

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Equity securities	$4	$4	$—	$—
Government bonds	67	—	67	—
Total assets at fair value	$71	$4	$67	$—

December 31, 2014
Assets:
Equity securities	$15	$15	$—	$—
Government bonds	70	—	70	—
Total assets at fair value	$85	$15	$70	$—
Investments primarily consist of equity and debt securities held by our captive insurance entities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. The majority of these investments are primarily used as collateral for several escrow and trust agreements with third-party beneficiaries and are recorded in deferred charges and other in our balance sheets while a portion is included in prepayments and other current assets. As of December 31, 2015 and 2014, gross unrealized gains and losses on marketable securities were not material.
Derivative Instruments
As of December 31, 2014, CEOC had eight interest rate swap agreements that were not designated as accounting hedges and had notional amounts totaling $5.8 billion and a total fair value liability of $6 million. These interest rate swaps expired and were settled for $17 million during the first quarter of 2015. We did not renew the swap agreements or enter into any replacement instruments. The derivative settlements under the terms of the interest rate swap agreements were recognized as interest expense and were paid monthly or quarterly prior to their expiration in January 2015. The net periodic cash settlement amount for these derivatives totaled $177 million and $172 million for the years ended December 2014 and 2013, respectively. Interest expense related to the derivatives was $7 million, $17 million, and $34 million for the years ended December 31, 2015, 2014, and 2013, respectively.
For the year ended December 31, 2013, we reclassified $4 million from accumulated other comprehensive loss into net loss on derivatives designated as accounting hedges.
Items Measured at Fair Value on a Non-recurring Basis
As of December 31, 2015, the fair values of our intangible and tangible assets equaled or exceeded their carrying values, and therefore, we had no related assets measured at fair value. As of December 31, 2014, the total of our intangible and tangible assets

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that were required to be measured at fair value for our year end goodwill impairment and other intangible assets impairment assessment was $848 million, and we recorded impairment charges related to these assets totaling $642 million for the year then ended. Market and income approaches were used to value the intangible and tangible assets. Inputs included an expected range of market values, probability estimated by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate.
We classify the items measured at fair value on a non-recurring basis within level 3 in the fair value hierarchy.
Note 11 — Accrued Expenses and Other Current Liabilities
Self-Insurance Accruals
Prior to the deconsolidation of CEOC, we were self-insured for employee medical coverage (health, dental and vision). We now prepay CEOC for estimated employee medical insurance claims with residual differences between estimated and actual claims being reported in due to/from affiliates. We continue to be self-insured for workers’ compensation and other risk products through our captive insurance subsidiaries and provide insurance coverage to CEOC through these captives. We receive insurance premiums from CEOC on an installment basis, which are intended to cover claims processed on CEOC’s behalf.
Our insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions. Self-insurance accruals are included in the table below.
Detail of Accrued Expenses and Other Current Liabilities

	As of December 31,		CEOC
(In millions)	2015	2014	2014 (1)
Payroll and other compensation	$171	$220	$125
Self-insurance accruals	168	204	35
Advance deposits	76	150	83
Accrued taxes	34	146	106
Total Rewards liability	1	47	46
Other accruals	138	432	257
Total accrued expenses and other current liabilities	$588	$1,199	$652
____________________

(1)	CEOC was deconsolidated effective January 15, 2015, therefore no amounts are reported for CEOC as of December 31, 2015. See Note 3. CEOC amounts are included in consolidated 2014 balances above.
Note 12 — Leases

We lease both real estate and equipment used in our operations. As of December 31, 2015, the remaining lives of our operating leases ranged from 1 to 82 years, with various automatic extensions totaling up to 78 years. For the years ended December 31, 2015, 2014, and 2013, rental expense for operating leases was $72 million, $137 million, and $131 million, respectively. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future Minimum Rental Commitments

(In millions)	Capital Leases	Operating Leases
2016	$6	$38
2017	2	39
2018	—	40
2019	—	40
2020	—	40
2021 and thereafter	—	558
Total minimum rental commitments	8	$755
Less amounts representing interest	—
Present value of net minimum lease payments	$8
Note 13 — Debt
Summary of Debt by Financing Structure

	As of December 31,
	2015		2014
(In millions)	Face Value	Book Value	Book Value
CERP	$4,694	$4,627	$4,754
CGP	2,402	2,337	2,312
CEOC (1)	—	—	15,930
CEC	—	—	13
Total debt	7,096	6,964	23,009
Current portion of long-term debt	(187)	(187)	(15,779)
Long-term debt	$6,909	$6,777	$7,230
Fair value of debt	$6,421
____________________

(1)	CEOC was deconsolidated effective January 15, 2015, therefore no amounts are reported for CEOC debt as of December 31, 2015. See Note 3.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual Estimated Debt Service Requirements

	Years ended December 31,
(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Principal
CERP	$117	$27	$25	$25	$3,350	$1,150	$4,694
CGP	70	21	25	201	300	1,785	2,402
Total principal	187	48	50	226	3,650	2,935	7,096

Estimated Interest
CERP	390	390	400	400	400	130	2,110
CGP	190	190	190	190	170	150	1,080
Total interest	580	580	590	590	570	280	3,190

Principal and Interest
CERP	507	417	425	425	3,750	1,280	6,804
CGP	260	211	215	391	470	1,935	3,482
Total principal and interest	$767	$628	$640	$816	$4,220	$3,215	$10,286
Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities

	December 31, 2015		December 31, 2014
(In millions)	Proceeds	Repayments	Proceeds	Repayments
CERP Term Loan	$—	$(25)	$—	$(25)
CERP Senior Secured Revolver	230	(330)	295	(115)
CGPH Term Loan	—	(12)	1,141	—
CGPH Senior Secured Revolving Credit Facility	80	(35)	—	—
CGPH First Closing Term Loan	—	—	693	(700)
CGPH Notes	—	—	660	—
Horseshoe Baltimore Credit Facility	—	—	76	—
Horseshoe Baltimore FF&E Facility	—	(3)	30	—
Cromwell Credit Facility	—	(10)	—	—
Planet Hollywood Loan Agreement	—	—	—	(495)
Incremental Term Loans	—	—	1,528	(1,275)
Other debt activity	—	(25)	13	(189)
Capital lease payments	—	(10)	—	(34)
Total	$310	$(450)	$4,436	$(2,833)
Current Portion of Long-Term Debt
The current portion of long-term debt is $187 million as of December 31, 2015. For CERP, the current portion of long-term debt is $117 million, which includes the $80 million outstanding under CERP’s revolving credit facility as well as principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations that are expected to be paid within twelve months. For CGP, the current portion of long-term debt is $70 million, which includes the $45 million outstanding under the CGPH revolving credit facility as well as principal payments on term loans, special improvement district bonds, and various capitalized lease obligations that are expected to be paid within 12 months.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
CEOC reclassified all of the debt impacted by its bankruptcy to current as of December 31, 2014. CEOC’s current portion of long-term debt at December 31, 2014, net of unamortized discount and deferred finance charges of $2.2 billion, was $15.7 billion.
Debt Discounts and Deferred Finance Charges
Debt discounts and deferred finance charges incurred in connection with the issuance of debt are amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts are written off and included in our gain or loss calculations to the extent we extinguish debt prior to its original maturity date. Effective for our quarter ended June 30, 2015, we adopted authoritative guidance amending the existing requirements for the presentation of deferred finance charges. The amendments to the guidance require that deferred finance charges related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. As of December 31, 2014, we have reclassified $204 million of unamortized deferred finance charges from deferred charges and other assets to long-term debt.
As of December 31, 2015 and 2014, book values of debt are presented net of unamortized discounts and deferred finance charges of $132 million and $2.6 billion, respectively.
Fair Value
We calculate the fair value of debt based on borrowing rates available as of December 31, 2015, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
CERP Debt

	As December 31,
	2015				2014
Detail of Debt (Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facilities
CERP Term Loan (2)	2020	7.00%	$2,450	$2,403	$2,420
CERP Senior Secured Revolving Credit Facility (3)	2018	variable	80	80	180
CERP Notes (4)
CERP First Lien Notes	2020	8.00%	1,000	992	990
CERP Second Lien Notes	2021	11.00%	1,150	1,138	1,137
Capital lease obligations and other	to 2017	various	14	14	27
Total CERP debt			4,694	4,627	4,754
Current portion of CERP long-term debt			(117)	(117)	(39)
CERP long-term debt			$4,577	$4,510	$4,715
________________________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of December 31, 2015.

(3)	Variable interest rate for amounts currently borrowed is calculated by adding LIBOR to a base rate of 6.00%.

(4)	Registered pursuant to a registration statement on Form S-4, which was declared effective on February 10, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CERP Financing
In October 2013, we completed the financing for the CERP Credit Facilities and the CERP Notes (“CERP Financing”) to retire a previous financing.
CERP Credit Facilities
The CERP senior secured revolving credit facility allows for borrowings in an aggregate principal amount of up to $270 million. The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of December 31, 2015, no amounts were committed to outstanding letters of credit.
Borrowings under the senior secured revolving credit facility bear interest at the same rate elections as the CERP Term Loans. On a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the senior secured revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the senior secured revolving credit facility. As of December 31, 2015, the senior secured revolving credit facility bore a commitment fee for unborrowed amounts of 50 basis points.
CERP Notes
The Notes issued under the CERP Financing contained registration rights, which culminated in an exchange offer on March 18, 2015 resulting in the CERP Notes (with terms substantially identical to those of the originally-issued CERP Notes, except that the registered CERP Notes no longer have transfer restrictions or registration rights). CERP is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
CGP Debt

	As December 31,
	2015				2014
Detail of Debt (Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CGPH Credit Facilities
CGPH Senior Secured Term Loan (2)	2021	6.25%	$1,157	$1,126	$1,133
CGPH Senior Secured Revolving Credit Facility (3)	2019	variable	45	45	—
CGPH Notes (4)	2022	9.38%	675	660	659
Horseshoe Baltimore Credit and FF&E Facilities
Horseshoe Baltimore Credit Facility (5)	2020	8.25%	300	288	286
Horseshoe Baltimore Revolving Facility Loan (6)	2018	variable	—	—	—
Horseshoe Baltimore FF&E Facility (5)	2019	8.75%	27	27	30
Cromwell Credit Facility (5)	2019	11.00%	175	169	178
Other secured debt	2018	8.00%	5	4	4
Special Improvement District Bonds	2037	5.30%	14	14	14
Capital lease obligations and other	2016 to 2017	various	4	4	8
Total CGP debt			2,402	2,337	2,312
Current portion of CGP long-term debt			(70)	(70)	(20)
CGP long-term debt			$2,332	$2,267	$2,292
________________________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of December 31, 2015.

(3)	Variable interest rate calculated as LIBOR plus 5.25%.

(4)	Registered pursuant to a registration statement on Form S-4, which was declared effective on June 26, 2015.

(5)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1.25% floor. The rate is set at the 1.25% floor as of December 31, 2015.

(6)	Variable interest rate calculated as LIBOR plus 7.00%.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Transaction between CEOC and CGP
In 2014, CEOC sold to CGP, among other things, four properties, related intellectual property, and 50% of certain ongoing management fees and any termination fees. To fund the purchase price, CGP entered into the CGPH Credit Facilities and CGPH Notes. As part of this transaction, CGP assumed the debt associated with the Cromwell Credit Facility and used $477 million of the net proceeds from the CGPH Credit Facilities to repay all amounts then outstanding under the Planet Hollywood Loan Agreement. See Note 2 for more details of the property transaction.
CGPH Credit Facilities
The CGPH senior secured revolving credit facility provides for an aggregate principal amount of up to $150 million. As of December 31, 2015, no material amounts were committed to outstanding letters of credit. In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
Horseshoe Baltimore Credit and FF&E Facilities
As of December 31, 2015, the Horseshoe Baltimore Credit Facility included a senior secured revolving facility loan for an aggregate principal amount of up to $10 million.
The Horseshoe Baltimore FF&E Facility was used to finance or reimburse the purchase price and certain related costs of furniture, furnishings and equipment (referred to as “FF&E”) or refinance the purchase price of FF&E purchased with other funds as part of the development of the Horseshoe Baltimore casino.
CEOC Debt
As described in Note 3, we deconsolidated CEOC effective January 15, 2015. Therefore, we have no CEOC debt as of December 31, 2015.

As of
December 31, 2014
(In millions)	Book Value
Secured Debt	$9,884
Credit Facilities (1)	5,106
Subsidiary-Guaranteed Debt	477
Unsecured Senior Debt	463
Other Unsecured Borrowings	77
Total CEOC Debt	16,007
Additional Debt Discount	(77)
Total CEOC Debt, as consolidated	$15,930
________________________________

(1)	CEC guarantees collection of amounts under the CEOC Credit Facilities (see Note 1)
Secured Debt
Cash Tender Offer
Using proceeds from the Incremental Term Loans described below, in July 2014, CEOC completed a cash tender offer for the $190 million aggregate principal amount outstanding of its 10.00% Second-Priority Senior Secured Notes due 2015 (the “10.00% Notes”):

•	Received tenders from the holders of $103 million in aggregate principal amount;

•	Purchased an additional $83 million in aggregate principal amount for $191 million; and

•	Resulted in the retirement and redemption of approximately 98% of outstanding principal amount.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Payment on Second-Priority Senior Secured Notes
Pursuant to the indenture dated December 24, 2008 (“2008 Indenture”), on December 15, 2014, CEOC was required to redeem approximately $18 million of aggregate principal of its 10.00% second-priority senior secured notes due 2015 and 10.00% second-priority senior secured notes due 2018 (“Second-Lien Notes”). On December 12, 2014, CEOC deposited $18 million with Delaware Trust Company, as paying agent under the 2008 Indenture, to fund the required redemption. The Second Lien Notes are included in Secured Debt in the table above.
CEOC was subsequently advised by Delaware Trust Company that it had provided contrary instructions to The Depository Trust Company to distribute the funds received with directions it had received from the beneficial holders purporting to own a majority of the Second-Lien Notes. These contrary instructions provided for the allocation of the deposited funds ratably between principal and interest due under the 2008 Indenture. CEOC believes that the contrary instructions were inconsistent with both its direction and the terms of the 2008 Indenture. As a result, CEOC has accounted for these payments as an $18 million reduction in the principal amount of the Second-Lien Notes, consistent with the instructions that were communicated to Delaware Trust Company.
Credit Facilities
In 2014, CEOC completed the offering of $1.8 billion of incremental term loans (“Incremental Term Loans”) due no later than March 1, 2017, and used the net cash proceeds to repay $794 million on existing term loans outstanding under the Credit Facilities and to complete the cash tender offers for the 10.00% Notes (above) and 5.625% Notes (below).
As of December 31, 2014, CEOC Credit Facilities also included a senior secured revolving credit facility in an aggregate principal amount of up to $106 million, including both a letter of credit sub-facility and a swingline loan sub-facility. There were no amounts outstanding under the revolving credit facility as of December 31, 2014.
Unsecured Senior Debt
Cash Tender Offer
Using proceeds from the Incremental Term Loans described above, in July 2014, CEOC completed a cash tender offer for the $792 million aggregate principal amount outstanding of its 5.625% Senior Notes due 2015 (the “5.625% Notes”):

•	Received tenders from the holders of $44 million in aggregate principal amount;

•	Purchased and redeemed an additional $747 million in aggregate principal amount for $830 million; and

•	Resulted in the retirement and redemption of 100% of the outstanding principal amount.
Note Purchase and Support Agreement
In August 2014, CEOC and CEC announced an agreement (the “Note Purchase and Support Agreement”) with certain holders (the “Holders”) of CEOC’s outstanding 6.50% Senior Notes due 2016 (the “6.50% Notes”) and 5.75% Senior Notes due 2017 (the “5.75% Notes” and, together with the 6.50% Notes, the “Senior Unsecured Notes”) in connection with a private refinancing transaction, pursuant to which, among other things

(i)
Holders representing $238 million aggregate principal amount of the Senior Unsecured Notes and greater than 51% of each class of the Senior Unsecured Notes that were held by non-affiliates of CEC and CEOC agreed to sell to CEC and CEOC an aggregate principal amount of approximately $89 million of the 6.50% Notes and an aggregate principal amount of approximately $66 million of the 5.75% Notes;

(ii)	CEC agreed to pay the Holders a ratable amount of $78 million of cash in the aggregate,

(iii)	CEOC agreed to pay the Holders a ratable amount of $78 million of cash in the aggregate,

(iv)	CEOC agreed to pay the Holders accrued and unpaid interest in cash; and

(v)	CEC agreed to contribute $427 million in aggregate principal ($368 million net of discount and accrued interest contributed) of Senior Unsecured Notes to CEOC for cancellation.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Distribution of CEOC Notes
In 2014, CGP distributed 100% of its remaining investment in certain CEOC notes as a dividend to its members, CEC and Caesars Acquisition Company (“CAC”), (the “Notes Distribution”). CEC received $187 million in aggregate principal amount of the 6.50% Senior Notes and $206 million in aggregate principal amount of the 5.75% Senior Notes, and CAC received $138 million in aggregate principal amount of the 6.50% Senior Notes and $151 million in aggregate principal amount of the 5.75% Senior Notes.
The CEOC notes held by CGP prior to the Notes Distribution were eliminated in consolidation. The CEOC notes received by CEC were subsequently contributed to CEOC for cancellation which resulted in no impact on the consolidated financial statements of CEC. The CEOC notes received by CAC resulted in an increase in the face value and book value reported for CEOC debt because CAC is not a consolidated entity. In addition, the Notes Distribution resulted in a $160 million decrease in noncontrolling interest (which represents the fair value of the CEOC notes) and an $89 million increase to the discount on long-term debt. The decrease in noncontrolling interest represents CGP's reported fair value of the CEOC notes at the time of the Notes Distribution, while the increase to the discount represents the difference between CGP's fair value for the CEOC notes and the book value reported by CEOC. The Notes Distribution to CAC was accounted for as a new issuance of debt. As a result of this transaction, the $289 million in face value of notes distributed by CGP to CAC was reflected as being outstanding debt prior to the deconsolidation of CEOC, with a total discount of $129 million, resulting in an increase to net book value of debt outstanding equal to the fair value of the related notes, which was $160 million.
Summary of Loss on Extinguishment of Debt

(In millions)	Years Ended December 31,
Related Transaction	2014	2013
CEOC Secured Debt	$14	$29
CEOC Credit Facilities	22	—
CEOC Unsecured Senior Debt	31	—
Planet Hollywood Loan Agreement	28	—
Other	1	1
Total loss on extinguishment of debt	$96	$30
Terms of Outstanding Debt
Restrictive Covenants
The CERP Notes, CERP Credit Facilities, CGPH Senior Secured Term Loan, CGPH Notes, Horseshoe Baltimore Credit and FF&E Facilities, and Cromwell Credit Facility all include negative covenants, subject to certain exceptions, and contain affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facilities, Horseshoe Baltimore Credit and FF&E Facilities, and the Cromwell Credit Facility), all of the preceding being customary in nature.
The restrictive covenants also require that we maintain Senior Secured Leverage Ratios (“SSLR”) as shown in the table below. SSLR is defined as the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined (“Adjusted EBITDA”). The Cromwell Credit Facility also required The Cromwell to maintain a minimum amount of consolidated EBITDA through Q1 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Credit Facility	Covenant Type	Effective Period	Requirement
CERP Credit Facilities	CERP Maximum SSLR	From inception	8.00	to 1.00
CGPH Senior Secured Term Loan	CGPH Maximum SSLR	From inception	6.00	to 1.00
Horseshoe Baltimore Credit and FF&E Facilities (1)	CBAC Maximum SSLR	Q1 - Q4 2016	7.50	to 1.00
	CBAC Maximum SSLR	Q1 - Q4 2017	6.00	to 1.00
	CBAC Maximum SSLR	Q1 2018 and thereafter	4.75	to 1.00
Cromwell Credit Facility	Cromwell Minimum EBITDA	Q4 2014 - Q1 2015	$7.5 Million
	Cromwell Maximum SSLR	Q2 2015 - Q1 2016	5.25	to 1.00
	Cromwell Maximum SSLR	Q2 2016 - Q1 2017	5.00	to 1.00
	Cromwell Maximum SSLR	Q2 2017 and thereafter	4.75	to 1.00
________________________________

(1)	CBAC Borrower, LLC (“CBAC”) is a joint venture in which Caesars Baltimore Investment Company, LLC (“CBIC”) holds an interest. CBIC is a wholly owned subsidiary of CGP.
Guarantees
CERP has pledged a significant portion of its assets as collateral under the notes and facilities. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by Caesars Entertainment Resort Properties, LLC (parent entity) and each of its wholly-owned subsidiaries on a senior secured basis.
The CGPH Senior Secured Term Loan is guaranteed by the direct parent of CGPH and certain subsidiaries of CGPH, and is secured by the direct parent’s equity interest in CGPH and substantially all of the existing and future assets of CGPH and the subsidiary guarantors.
The CGPH Notes are secured by substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions), and are guaranteed by CGPH and certain subsidiaries (subject to exceptions).
The Horseshoe Baltimore Credit Facility is secured by substantially all material assets of CBAC Borrower, LLC and its wholly-owned domestic subsidiaries.
The Horseshoe Baltimore FF&E Facility is secured by the FF&E that was purchased with the proceeds.
The Cromwell Credit Facility is secured by the assets of the Cromwell.
Restricted Net Assets
Because of the restrictions in our borrowings and other arrangements, the amount of net assets at consolidated subsidiaries not available to be remitted to CEC via dividend, loan or transfer was $2.1 billion and $2.4 billion, as of December 31, 2015 and 2014, respectively.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 — Earnings Per Share
Basic earnings per share is computed by dividing the applicable income amounts by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing the applicable income amounts by the sum of weighted-average number of shares of common shares outstanding and dilutive potential common shares.
For periods in which Caesars generated net losses, the weighted-average basic shares outstanding was used in calculating diluted loss per share because including diluted shares would be anti-dilutive to loss per share.
Basic and Dilutive Net Earnings Per Share Reconciliation

	Years Ended December 31,
(In millions, except per share data)	2015	2014	2013
Income/(loss) from continuing operations attributable to Caesars, net of income taxes	$5,927	$(2,591)	$(2,741)
Loss from discontinued operations attributable to Caesars, net of income taxes	(7)	(192)	(207)
Net income/(loss) attributable to Caesars	$5,920	$(2,783)	$(2,948)

Weighted average common share outstanding	145	142	129
Dilutive potential common shares: Stock options	2	—	—
Weighted average common shares and dilutive potential common shares	147	142	129

Basic income/(loss) per share from continuing operations	$40.92	$(18.18)	$(21.32)
Basic loss per share from discontinued operations	(0.04)	(1.35)	(1.61)
Basic income/(loss) per share	$40.88	$(19.53)	$(22.93)

Diluted income/(loss) per share from continuing operations	$40.30	$(18.18)	$(21.32)
Diluted loss per share from discontinued operations	(0.04)	(1.35)	(1.61)
Diluted income/(loss) per share	$40.26	$(19.53)	$(22.93)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Years Ended December 31,
(In millions)	2015	2014	2013
Stock options	4	6	4
Restricted stock units and awards	1	2	2
Total anti-dilutive common shares	5	8	6

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2015	2014	2013
Food and Beverage	$281	$622	$589
Rooms	234	422	427
Other	48	94	91
	$563	$1,138	$1,107
Estimated Cost of Providing Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2015	2014	2013
Food and Beverage	$169	$463	$428
Rooms	83	168	165
Other	17	60	46
	$269	$691	$639
Note 16 — Stock-Based Compensation
Caesars Entertainment Stock-Based Compensation Plans
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, based on CEC common stock (NASDAQ symbol “CZR”), including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards.
Management Equity Incentive Plan
The Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended, (the “2008 Incentive Plan”) allowed for the granting of performance-based options. The options vest and become exercisable if the return on investment in the Company of TPG, Apollo, and their affiliates (the “Majority Stockholders”) achieves a 2.0X return. The options vest on a pro-rata basis from zero to 100% if the Majority Stockholders achieve a return of less than 2.0X but greater than or equal to 1.75X. Upon the adoption of the 2012 Performance Incentive Plan, as amended, (the “2012 Incentive Plan”) options may no longer be granted under the 2008 Incentive Plan. As of December 31, 2015, 23,755 options were outstanding under the 2008 Incentive Plan and will expire between years 2018 - 2021.
Performance Incentive Plan
We adopted the 2012 Incentive Plan for directors, employees, officers and consultants or advisers who render services to Caesars Entertainment or its subsidiaries. As of December 31, 2015, a total of 23,449,468 shares of our common stock had been authorized to be issued under the long-term incentive plans. The number of unissued common shares reserved for future grants under the long-term incentive plans was 5,218,592 as of that date.
The 2012 Incentive Plan provided for a one-time stock option exchange program (the “Option Exchange”) to permit Caesars Entertainment to cancel certain stock options held by certain of its employees, service providers and directors in exchange for new, replacement options to purchase an equal number of shares of our common stock (the “Replacement Options”).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Loveman Performance-Based Options: We granted 290,334 options in November 2011 to Gary Loveman, the Company’s Chairman of the Board, and former Chief Executive Officer and President. The options were eligible to vest if funds affiliated with the Sponsors achieve at least a 1.0X return (the “Loveman Performance-Based Options”). The Replacement Options granted in exchange for the Loveman Performance-Based Options will vest on the date that Caesars Entertainment’s 30‑day trailing average closing common stock price equals or exceeds $57.41 per share.
As a result of the Option Exchange, incremental stock compensation totaling $15 million is being amortized to compensation expense over an approximate vesting period of 4 to 5.5 years.
Composition of Caesars Entertainment Stock-Based Compensation Expense

	Years Ended December 31,
(In millions)	2015	2014	2013
Corporate expense	$57	$36	$25
Property, general, administrative, and other	5	9	7
Total stock-based compensation expense	$62	$45	$32
Caesars Entertainment Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	9,379,885	$13.65	7.8
Granted	1,844,332	10.04
Exercised	(58,700)	8.22
Forfeited	(327,934)	12.76
Expired	(199,364)	23.29
Outstanding as of December 31, 2015	10,638,219	$12.90	6.8
Vested and expected to vest as of December 31, 2015	10,250,794	$11.59	7.3	$1
Exercisable as of December 31, 2015	5,744,384	$9.51	6.8

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Caesars Entertainment Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2015	2014	2013
Options Granted:
Number of options granted	1,844,332	1,500,770	550,812
Weighted Average Grant-Date Fair Value per share (1)	$3.38	$10.27	$5.95
Weighted Average Exercise Price per Share (1)	$10.04	$21.18	$13.65

Option Exercises:
Number of options exercised	58,700	317,703	143,109
Cash received for options exercised (2)	$—	$3	$1
Aggregate intrinsic value of options exercised (2)	$—	$2	$2
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

(2)	2015 amounts are immaterial.
Caesars Entertainment Assumptions Used to Estimate Option Values

	Years Ended December 31,
	2015	2014	2013
Expected volatility	42.0%	52.1%	57.4%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.7	5.5	3.8
Risk-free interest rate	1.6%	1.7%	1.0%
Caesars Entertainment Restricted Stock Unit Activity
During the year ended December 31, 2015, we granted restricted stock units (the “RSUs”) to employees of Caesars Entertainment with an aggregate fair value of $54 million. Each RSU represents the right to receive payment in respect of one share of the Caesars Entertainment’s common stock. The majority of the RSUs will vest 25% annually. The following table summarizes the activity of RSUs during the year ended December 31, 2015.

	Units	Wtd Avg Fair Value
Outstanding as of December 31, 2014	2,156,727	$17.45
Granted	5,169,322	10.50
Vested	(609,753)	16.85
Forfeited	(386,861)	13.69
Outstanding as of December 31, 2015	6,329,435	12.06
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
As of December 31, 2015, there was $66 million of total unrecognized compensation cost related to Caesars Entertainment stock-based compensation plans, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CIE Stock-Based Compensation Plan
CIE grants stock-based compensation awards in CIE common stock to its employees, directors, service providers and consultants in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan which is intended to promote the interests of CIE and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of CIE. CIE has granted stock options and warrants, restricted shares, and restricted stock units to its employees and service providers. These programs are classified as liability-based instruments and are re-measured at their fair value at each reporting date.
Composition of CIE Stock-Based Compensation Expense

	Years Ended December 31,
(In millions)	2015	2014	2013
Total stock-based compensation expense	$60	$87	$25
Stock-based compensation expense attributable to CIE is recorded in property, general, administrative, and other in our Statements of Operations. As of December 31, 2015, the liability related to outstanding options and warrants was $107 million. The current portion is recorded in accrued expenses and other current liabilities on our balance sheets, while the long-term portion is recorded in deferred credits and other liabilities.
CIE Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	13,279	$3,953.85	6.8
Granted	10,350	15,352.49
Exercised	(1,984)	2,424.20
Forfeited	(588)	8,106.90
Outstanding as of December 31, 2015	21,057	$9,584.64	7.8
Vested and expected to vest as of December 31, 2015	20,179	$9,620.68	7.8	$124
Exercisable as of December 31, 2015	6,292	$2,790.08	4.7
CIE Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2015	2014	2013
Options Granted:
Number of options granted	10,350	1,135	6,300
Weighted Average Grant-Date Fair Value per share (1)	$4,670.27	$4,717.02	$2,620.48
Weighted Average Exercise Price per Share	$15,352.49	$9,976.43	$5,539.98

Option Exercises:
Number of options exercised	1,984	3,822	365
Cash received for options exercised	$5	$6	$1
Aggregate intrinsic value of options exercised	$21	$27	$1
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assumptions Used to Estimate CIE Option Value

Years Ended December 31,
	2015	2014	2013
Expected range of volatility	42.9% - 49.4%	46.5% - 56.8%	49.7% - 58.6%
Expected dividend yield	—%	—%	—%
Expected range of term (in years)	1.5 - 4.7	2.4 - 7.1	2.3 - 7.3
Risk-free interest rate range	0.7% - 1.7%	0.7% - 2.3%	0.6% - 2.5%
CIE Restricted Stock Unit Activity

	Units	Wtd Avg Fair Value
Outstanding as of December 31, 2014	5,096	$6,494.71
Granted	924	13,161.70
Vested	(1,025)	6,004.02
Forfeited	(456)	7,649.01
Outstanding as of December 31, 2015	4,539	7,827.24
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
As of December 31, 2015, there was $144 million of total unrecognized compensation cost related to CIE stock-based compensation plans, which is expected to be recognized over a remaining weighted-average period of 3.2 years.
CAC Stock-Based Compensation Plan
In April 2014, the CAC Board of Directors approved the CAC Equity-Based Compensation Plan for officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries (the “CAC Equity Plan”). Under the CAC Equity Plan, CEC is authorized to grant stock-based instruments in the form of or with a value related to CAC Class A Common Stock, par value $0.001 per share (the “CAC Common Stock”) to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries. The CAC Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of CAC Common Stock that may be delivered pursuant to awards under the CAC Equity Plan is $25 million. Upon issuance of shares pursuant to this plan, such shares will be contributed by CAC to CGP as additional investment into that entity, at which time CGP will settle its management fee obligation with CEC and its subsidiaries through a distribution of such shares.
In May 2014, CEC granted awards to officers, employees, directors, individual consultants, and advisers of CEC and its subsidiaries in accordance with the CAC Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP, and more closely align the interests of such individuals with those of the stockholders of the CAC. Awards under this plan vested one-third in October 2014 with the remaining two-thirds vesting in equal portions in October 2015 and October 2016. During the years ended December 31, 2015 and 2014, expense associated with the vesting of such awards is recorded as stock-based compensation expense by CEC totaling $12 million and $10 million, respectively.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 — Deferred Compensation and Employee Benefit Plans
Deferred Compensation
Deferred Compensation Plans
As of December 31, 2015, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), the Park Place Entertainment Corporation Executive Deferred Compensation Plan, the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were included in Caesars’ financial statements as liabilities prior to the deconsolidation of CEOC. As of December 31, 2015, Caesars has recorded in the accompanying financial statements $44 million in liabilities, representing the estimate of its obligations under the ESSP and ESSP II and for certain former Directors and employees who had employment agreements with Harrah's Entertainment, Inc., (the predecessor to CEC) and participated in the EDCP. The additional liability in respect of the other plans described above that Caesars has not recorded is approximately $29 million, as it was determined that this portion of the liability was attributable to CEOC.
Trust Assets
CEC is a party to a trust agreement and an escrow agreement, each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the trust agreement and the escrow agreement were approximately $64 million and $49 million, respectively as of December 31, 2015.
The assets held pursuant to the trust agreement have been reflected as long-term restricted assets on CEC’s balance sheet. The assets held pursuant to the escrow agreement have not been reflected on CEC’s balance sheet as we continue to assess the escrow agreement and the propriety of the funds that were contributed in accordance with the agreement.
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
Savings and Retirement Plans
We maintain a defined contribution savings and retirement plan that allows employees to make pre-tax and after-tax contributions. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to IRS rules and regulations) and are eligible to receive a company match of up to $600. Participating employees become vested in matching contributions on a pro-rata basis over five years of credited service. Our contribution expense for this plan was $6 million, $13 million, and $13 million for the years ended December 31, 2015, 2014, and 2013, respectively.
We maintain several supplemental executive retirement plans (“SERP”) to provide additional retirement benefits to a select group of former executives. The total liability reported in deferred credits and other by CEOC for the SERP plans was $33 million as of December 31, 2014.
Pension Commitments
CEOC has a defined benefit plan for employees of our London Clubs International subsidiary that provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. While consolidated in our results, this plan was accounted for under the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

immediate recognition method, under which actuarial gains and losses were recognized in operating results in the year in which the gains and losses occurred rather than deferring them into Other Comprehensive Loss and amortizing them over future periods. Any such amounts were recorded in the fourth quarter of each year, and during the fourth quarter of 2014 and 2013, we recognized $21 million and $97 million, respectively.
As of December 31, 2014, total plan assets were $208 million with total projected benefit obligation totaling $293 million, resulting in a net pension liability of $85 million. CEOC net pension liability has been deconsolidated effective January 15, 2015 (see Note 3).
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

Multi-employer Pension Plan Participation

		Pension Protection Act Zone Status (1)			Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2015	2014	FIP/RP Status (2)	2015	2014	2013	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Southern Nevada Culinary and Bartenders Pension Plan (5)	88-6016617/001	Green	Green	No	$16	$18	$20	No	May 31, 2018
Pension Plan of the UNITE HERE National Retirement Fund (3)(5)	13-6130178/001	Red	Red	Yes	6	14	14	No	March 14, 2015 (6)
Local 68 Engineers Union Pension Plan (4)(5)	51-0176618/001	Green	Green	No	—	1	2	No	April 30, 2017
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	—	—	1	No	April 30, 2017
Painters IUPAT	52-6073909/001	Yellow	Yellow	Yes	1	1	1	No	Various up to April 2017
Other Funds					9	12	12
Total Contributions					$32	$46	$50
____________________

(1)
Represents the Pension Protection Act zone status for applicable plan year beginning January 1, 2015, except where noted otherwise. The zone status is based on information that the Company received from the plan administrator and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table above utilized extended amortization provisions to calculate zone status.

(2)	Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(3)	As described in Note 4, in January 2015, the Pension Plan of the UNITE HERE National Retirement Fund voted to expel Caesars Entertainment and its participating subsidiaries from the plan.

(4)	Plan years begin July 1.

(5)
Plan was listed in the pension plans’ Forms 5500 as providing more than 5% of the total contributions for the plan years ended 2014 and 2013 (also the Nevada Resort Association IATSE Local 720 Retirement Plan, which is included in “Other Funds”). At the date the financial statements were issued, Forms 5500 were not available for the plan year ending in 2015.

(6)	The terms of the current agreement continue indefinitely until either party provides appropriate notice of intent to terminate the contract.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18 — Income Taxes
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
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our balance sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions, except for CGP, which is filed as part of a separate tax filing group. We are under regular and recurring audit by the Internal Revenue Service (“IRS”) and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Components of Income/(Loss) Before Income Taxes from Continuing Operations

	Years Ended December 31,
(In millions)	2015	2014	2013
United States	$5,779	$(3,351)	$(4,446)
Outside of the U.S.	225	134	196
	$6,004	$(3,217)	$(4,250)
Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2015	2014	2013
United States
Current
Federal	$—	$—	$7
State	—	110	83
Deferred
Federal	135	593	1,388
State	(10)	(109)	51
Outside of the U.S.
Current	(78)	(56)	(29)
Deferred	8	5	17
	$55	$543	$1,517
Allocation of Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2015	2014	2013
Income tax benefit/(provision) applicable to:
Loss from continuing operations	$55	$543	$1,517
Loss from discontinued operations	—	21	32
Accumulated other comprehensive income/(loss)	—	—	(16)
Deconsolidation and restructuring of CEOC and other	1,176	—	—
Additional paid-in capital	—	—	(15)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective Income Tax Rate Reconciliation

	Years Ended December 31,
	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	—	1.7	6.6
Valuation allowance	3.4	(5.9)	(8.9)
Foreign income taxes	(0.3)	(0.1)	0.1
Goodwill	—	(9.3)	(0.4)
Deconsolidation of CEOC	(38.6)	—	—
Stock-based compensation	0.3	(0.8)	(0.2)
Acquisition and integration costs	—	(0.4)	0.1
Reserves for uncertain tax positions	—	0.3	—
Sale of stock of subsidiary	—	(0.5)	—
Capital loss tax benefit	—	—	4.2
Disallowed losses on sale to related party	—	(3.9)	(0.3)
Deferred tax adjustment upon contribution of CIE to CGP	—	—	(0.5)
Noncontrolling interests	(0.6)	1.0	—
Other	(0.1)	(0.2)	—
Effective tax rate	(0.9)%	16.9%	35.7%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of December 31,
(In millions)	2015	2014
Deferred tax assets:
State net operating losses	$5	$294
Foreign net operating losses	2	23
Federal net operating loss	44	1,466
Compensation programs	56	145
Allowance for doubtful accounts	10	89
Self-insurance reserves	7	16
Accrued restructuring and support expenses	317	—
Accrued expenses	6	52
Federal tax credits	35	52
Federal indirect tax benefits of uncertain state tax positions	—	1
Investment in CGP LLC	115	—
Investments in non-consolidated affiliates	—	28
Capital loss carryover	15	134
Deferred revenue	1	93
Subtotal	613	2,393
Less: valuation allowance	207	970
Total deferred tax assets	406	1,423
Deferred tax liabilities:
Depreciation and other property-related items	922	1,143
Deferred cancellation of debt income and other debt-related items	152	1,508
Investment in CGP	—	21
Investment in non-consolidated affiliates	170	—
Intangibles	111	998
Prepaid expenses	10	28
Other	4	2
Total deferred tax liabilities	1,369	3,700
Net deferred tax liability	$963	$2,277
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, requiring deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent in a classified statement of financial position. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The amendments in this guidance are effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax liabilities and assets, or retrospectively to all periods presented. We have early adopted ASU No. 2015-17 during the quarter ended December 31, 2015 and retrospectively applied the amendments. We reclassified $212 million of net deferred tax liabilities from current assets/liabilities to noncurrent assets/liabilities in our balance sheet as of December 31, 2014.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2015 and 2014, we had federal NOL carryforwards of $134 million and $4.2 billion, respectively. These net operating losses are different from the net operating losses that are reflected in our federal and certain state tax returns as they do not include net operating losses that are attributable to our deconsolidated subsidiary, CEOC. The decrease in the federal NOL carryforwards from 2014 to 2015 is primarily the result of the deconsolidation of CEOC. These NOLs will begin to expire in 2031. In addition, we had federal general business tax credits and research tax credit carryforwards of $14 million, which will begin to expire in 2029. We believe that it is more likely than not that the benefit from the federal NOL and tax credit carryforwards for the CEC tax consolidated group will not be realized. As a result, a valuation allowance has been established for our federal NOL carryforwards and tax credits carryforwards deferred tax assets as of December 31, 2015. As of December 31, 2015 and 2014, we had foreign tax credit carryforwards of $19 million and $14 million, respectively. These foreign tax credit carryforwards will begin to expire in 2034. No federal valuation allowance has been established for CGP’s foreign tax credits carryforwards or research tax credits carryforwards.
As of December 31, 2015, we had a federal capital loss carryforward of $42 million, which will expire in 2019. We do not project having sufficient capital gains in future years in order to utilize these capital loss carryovers. As such, a full valuation allowance has been provided for the capital loss carryover as of December 31, 2015.
NOL carryforwards for our domestic subsidiaries for state income taxes were $85 million and $8.2 billion as of December 31, 2015 and 2014, respectively. The decrease in the state NOL carryforwards from 2014 to 2015 is primarily the result of the deconsolidation of CEOC. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on the deferred tax assets relating to these NOL carryforwards which will not more likely than not be realized. These state NOLs will begin to expire in 2034.
NOL carryforwards of our foreign subsidiaries were $6 million and $110 million as of December 31, 2015 and 2014, respectively. The decrease in the foreign NOL carryforwards from 2014 to 2015 is primarily the result of the deconsolidation of CEOC. The majority of these foreign NOLs have an indefinite carryforward period, but are subject to a full valuation allowance as we do not believe these assets meet the “more likely than not” criteria for recognition.
We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is estimated to total $46 million as of December 31, 2015. The additional deferred taxes, including foreign withholding taxes, that have not been provided is estimated at $11 million as of December 31, 2015.
Reconciliation of Unrecognized Tax Benefits

	Years Ended December 31,
(In millions)	2015	2014	2013
Balance at beginning of year	$80	$142	$333
Additions based on tax positions related to the current year	3	20	1
Additions for tax positions of prior years	2	—	7
Reductions for tax positions for prior years	—	(2)	(50)
Deconsolidation of CEOC	(78)	—	—
Settlements	—	—	(82)
Expiration of statutes	—	(80)	(67)
Balance at end of year	$7	$80	$142
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. There was no adjustment to our accrual during 2015. We reduced our accrual by $62 million and $10 million during 2014 and 2013, respectively. There was no accrual for interest and penalties as of December 31, 2015. We accrued $1 million and $63 million for the payment of interest and penalties as of December 31, 2014 and 2013, respectively. Included in the balances of unrecognized tax benefits as of December 31, 2015,

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2014 and 2013, are approximately $1 million, $48 million, and $91 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are subject to exam by various state and foreign tax authorities. As of December 31, 2015, the tax years prior to 2011, with the exception of 2007, are not subject to examination for U.S. tax purposes. As of December 31, 2015, the tax years prior to 2011 are no longer subject to examination for most of the foreign and state income tax jurisdictions as the statutes of limitations have lapsed.
CIE’s Israeli subsidiary, Playtika Ltd, has been granted a beneficial tax status by Israel for fiscal years 2010 through 2017. Playtika expects to reapply for beneficial tax status for periods after expiration. The Israel tax savings from this beneficial tax status had no material impact on 2013, 2014, or 2015 earnings per share.
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
Note 19 — Related Party Transactions

	Year ended December 31,
(In millions)	2015	2014	2013
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$20	$2	$23
Expenses paid to Sponsors’ portfolio companies	3	9	9
Expenses paid on behalf of CAC	36	32	7
Transactions with CEOC
Shared services allocated expenses to CEOC	355	—	—
Shared services allocated expenses from CEOC	117	—	—
Management fees incurred	40	—	—
Octavius Tower lease revenue	34	—	—
Other expenses incurred	12	—	—
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of December 31, 2015, Hamlet Holdings beneficially owned a majority of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of our directors.
Reimbursements and Expenses
CEC has a services agreement with the Sponsors relating to the provision of financial and strategic advisory services and consulting services. The Sponsors have granted an ongoing waiver of the monitoring fees for management services; however, we reimburse the Sponsors for expenses they incur related to these management services. The reimbursed expenses are included in corporate expense and are included in the table above.
Sponsors’ Portfolio Companies
We have entered into agreements with a number of companies that are portfolio companies of our Sponsors. The following are the Sponsor portfolio companies with which we have business relationships:

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	XOJet, Inc. - provides access to aircraft at contractually agreed upon hourly rates.

•	SunGard Availability Service LP - provides enterprise cloud services and solutions for managed information technology.

•	Sabre, Inc. - provides technology to assist our customers with booking hotel rooms.

•	Avaya Inc. - supplies technology products and services and related software licenses and support.

•
Norwegian Cruise Line Holdings Ltd. - a cruise ship operations company with which we have a marketing agreement pursuant to which, among other things, NCL pays Caesars Entertainment a percentage of its gaming revenue.

•	Classic Party Rentals - provides party rental supplies.

•	Creative Artists Agency LLC, - we have entered into multiple entertainment agreements in connection with artists’ performances at Caesars’ properties.
Amounts paid to the Sponsors’ portfolio companies are included in the table above and we believe such transactions are conducted at fair value.
In addition, certain entities affiliated with or under the control of our Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.
Caesars Acquisition Company
As described in Note 2, CAC is the sole voting member of CGP, our consolidated VIE, and common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings. Pursuant to the operating agreement of CGP, CGP pays certain expenses on behalf of CAC. These expenses, which are included in the table above, commenced in 2013 and are reflected as distributions to a noncontrolling interest holder in the consolidated statements of equity.
Transactions with CEOC
As described in Note 3, upon its filing for Chapter 11 and its subsequent deconsolidation, transactions with CEOC are no longer eliminated in consolidation and are considered related party transactions for Caesars. A summary of these transactions is provided in the table above.
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
We continue to be self-insured for workers compensation and other risk insurance as of December 31, 2015. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC provides Caesars with certain corporate and administrative services, and the costs of these services are allocated to Caesars. Certain services are now provided by CES (see Note 1).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Transaction between CEOC and CGP
In 2014, CEOC sold to CGP, among other things, four properties (The Cromwell, The LINQ Hotel, Bally’s Las Vegas, and Harrah’s New Orleans), related intellectual property, and 50% of certain ongoing management fees and any termination fees payable under property management agreements associated with those properties entered into with CEOC for an aggregate purchase price of $2.0 billion, minus assumed debt and other customary closing adjustments. The debt assumed consisted of the $185 million Cromwell Credit Facility described in Note 13.
Under the terms of the agreements governing this transaction, each property remained under management by CEOC, until CEOC assigned the management agreements to CES. CEOC continues to receive ongoing management fees during the term of the related property management agreement consisting of a (i) base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year. Each property also licenses enterprise-wide intellectual property from CLC. The agreements governing this transaction also provide that CEC and CEOC will indemnify CGP LLC for the failure of CEC and CEOC to perform or fulfill any of their covenants or breach any of their representations and warranties under the agreements among other agreed upon matters.
CGP entered into a First Lien Credit Agreement providing for a $1.2 billion term loan and a $150 million revolving facility (see CGPH Credit Facilities in Note 13), and completed the offering of $675 million aggregate principal amount of its subsidiaries’ 9.375% second-priority senior secured notes due 2022 (see CGPH Notes in Note 13).
Management Fees
CGP pays a management fee to CEOC for the CGP properties that are managed by CEOC or CES.
Octavius Tower Lease Agreement
Under the Octavius Tower lease agreement, CEOC leases the Octavius Tower at Caesars Palace from CERP and pays rent totaling $35 million annually through expiration in April 2026.
LINQ Access and Parking Easement Lease Agreement
Under the LINQ Access and Parking Easement lease agreement, CEOC leases the parking lot behind The LINQ promenade and The LINQ Hotel to CERP and CGP. Together, CERP and CGP pay approximately $2 million annually, subject to a 3% annual increase through expiration in April 2028. Amounts are included within other expenses incurred in the table above.
Service Provider Fee
CEOC, CERP and CGP have a shared services agreement under which CERP and CGP pay for certain indirect corporate support costs. CEOC is authorized to charge CERP and CGP for an amount equal to 21.8% and 12.8%, respectively, of unallocated corporate support costs. Amounts are included within other expenses incurred in the table above.
Cross Marketing and Trademark License Agreement
CIE and CEOC have a Cross Marketing and Trademark License Agreement in effect until December 31, 2026, unless terminated earlier pursuant to the terms of the agreement. The agreement grants CIE the exclusive right to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty. This agreement also provides for cross-marketing and promotional activities between CIE and CEOC, including participation by CIE in Caesars’ Total Rewards loyalty program. CEOC also receives a revenue share from CIE for customer referrals. Amounts are included within other expenses incurred in the table above.
Equity Incentive Awards
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Benefit Plans
CEC maintains a defined contribution savings and retirement plan in which employees of CEOC may participate. The plan provides for, among other things, pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to certain IRS and plan limits). In addition, employees subject to collective bargaining agreements receive benefits through the multi-employer pension plans sponsored by the organization in which they are a member. The expenses related to contributions made to the plans on their behalf are allocated to the properties at which they are employed.
Total Rewards Loyalty Program
CEOC’s customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at our and CEOC’s resort properties located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, CEOC estimates the cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as “breakage”) based upon the cost of historical redemptions. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense. The total estimated cost is accrued by CEOC, with the incremental charges related to our casino properties included in due to affiliates, net in the accompanying balance sheets.
In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and is included in casino promotional allowances.
Due from/to Affiliates
Amounts due to or from affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities and CEOC. The amount due from CEOC represents the maximum exposure to loss as a result of Caesars’ involvement with CEOC.
As of December 31, 2015, due from affiliates was $32 million and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of December 31, 2015, due to affiliates was $16 million and represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.
Note 20 — Segment Reporting
We view each casino property and CIE as operating segments and currently aggregate all such casino properties and CIE into three reportable segments based on management’s view of these properties, which aligns with their ownership and underlying credit structures: CERP, Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”), and CIE. CGP Casinos is comprised of all subsidiaries of CGP excluding CIE. CIE is comprised of the subsidiaries that operate CGP’s social and mobile games operations and WSOP. CEOC remained a reportable segment until its deconsolidation effective January 15, 2015 (see Note 3).
The results of each reportable segment presented below are consistent with the way Caesars management assesses these results and allocates resources, which is a consolidated view that adjusts for the impact of certain transactions between reportable segments within Caesars, as described below. Accordingly, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their standalone filings.
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Statements of Operations - By Segment

	Year Ended December 31, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE (1)	Other	Elimination	CEC
Other revenues	$12	$297	$163	$—	$26	$(30)	$468
Net revenues	164	2,154	1,579	766	26	(35)	4,654
Depreciation and amortization	11	210	150	30	—	—	401
Impairment of goodwill	—	—	—	—	—	—	—
Impairment of tangible and other intangible assets	—	—	1	—	—	—	1
Income/(loss) from operations	9	411	291	189	(328)	1	573
Interest expense	(87)	(399)	(194)	(5)	(4)	5	(684)
Deconsolidation and restructuring of CEOC and other	—	—	2	5	6,113	(5)	6,115
Income tax benefit/(provision) from continuing operations	—	(5)	—	(62)	122	—	55
____________________

(1)	Includes foreign net revenues of $616 million

	Year Ended December 31, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	CEC
Other revenues	$324	$300	$154	$—	$112	$(187)	$703
Net revenues	4,812	2,065	1,281	587	101	(330)	8,516
Depreciation and amortization	291	200	115	28	3	(1)	636
Impairment of goodwill	251	289	155	—	—	—	695
Impairment of tangible and other intangible assets	308	(12)	—	3	—	—	299
Income/(loss) from operations	(323)	(32)	(139)	21	14	7	(452)
Interest expense	(2,184)	(389)	(164)	(6)	(17)	90	(2,670)
Deconsolidation and restructuring of CEOC and other	(100)	—	132	—	(30)	(97)	(95)
Income tax benefit/(provision) from continuing operations	264	28	214	(36)	73	—	543
____________________

(1)	Includes foreign net revenues of $337 million

(2)	Includes foreign net revenues of $434 million

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2013
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	CEC
Other revenues	$354	$231	$96	$—	$22	$(102)	$601
Net revenues	4,985	1,979	1,040	317	20	(121)	8,220
Depreciation and amortization	384	216	83	18	—	—	701
Impairment of goodwill	104	—	—	—	—	—	104
Impairment of tangible and other intangible assets	1,668	1,059	—	—	—	—	2,727
Income/(loss) from operations	(1,344)	(804)	(3)	(9)	134	—	(2,026)
Interest expense	(2,069)	(246)	(60)	(3)	(9)	135	(2,252)
Deconsolidation and restructuring of CEOC and other	34	15	28	(1)	87	(135)	28
Income tax benefit/(provision) from continuing operations	651	384	(113)	(2)	597	—	1,517
____________________

(1)	Includes foreign net revenues of $356 million

(2)	Includes foreign net revenues of $224 million
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	CEC
Net income/(loss) attributable to company	$(85)	$7	$113	$107	$5,777	$1	$5,920
Net income/(loss) attributable to noncontrolling interests	—	—	(14)	20	126	—	132
Loss from discontinued operations, net of income taxes	7	—	—	—	—	—	7
Income tax (benefit)/provision	—	5	—	62	(122)	—	(55)
Deconsolidation and restructuring of CEOC and other	—	—	(2)	(5)	(6,113)	5	(6,115)
Interest expense	87	399	194	5	4	(5)	684
Depreciation and amortization	11	210	150	30	—	—	401
Impairment of goodwill	—	—	—	—	—	—	—
Impairment of tangible and other intangible assets	—	—	1	—	—	—	1
Corporate expense	7	47	39	—	95	(12)	176
Other operating costs	4	4	(105)	—	249	—	152
EBITDA attributable to discontinued operations	—	—	—	—	—	—	—
Property EBITDA	$31	$672	$376	$219	$16	$(11)	$1,303

	Year Ended December 31, 2014
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	CEC
Net income/(loss) attributable to company	$(2,524)	$(393)	$71	$(32)	$95	$—	$(2,783)
Net income/(loss) attributable to noncontrolling interests	8	—	(28)	(5)	(58)	—	(83)
Loss from discontinued operations, net of income taxes	173	—	—	16	3	—	192
Income tax (benefit)/provision	(264)	(28)	(214)	36	(73)	—	(543)
Deconsolidation and restructuring of CEOC and other	100	—	(132)	—	30	97	95
Interest expense	2,184	389	164	6	17	(90)	2,670
Depreciation and amortization	291	200	115	28	3	(1)	636
Impairment of goodwill	251	289	155	—	—	—	695
Impairment of tangible and other intangible assets	308	(12)	—	3	—	—	299
Corporate expense	189	60	23	—	13	(3)	282
Other operating costs	106	15	111	33	(24)	(5)	236
EBITDA attributable to discontinued operations	(6)	—	—	(1)	—	—	(7)
Property EBITDA	$816	$520	$265	$84	$6	$(2)	$1,689

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2013
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	CEC
Net income/(loss) attributable to company	$(2,939)	$(651)	$(146)	$(13)	$801	$—	$(2,948)
Net income/(loss) attributable to noncontrolling interests	4	—	(2)	(2)	8	—	8
Loss from discontinued operations, net of income taxes	207	—	—	—	—	—	207
Income tax (benefit)/provision	(651)	(384)	113	2	(597)	—	(1,517)
Deconsolidation and restructuring of CEOC and other	(34)	(15)	(28)	1	(87)	135	(28)
Interest expense	2,069	246	60	3	9	(135)	2,252
Depreciation and amortization	384	216	83	18	—	—	701
Impairment of goodwill	104	—	—	—	—	—	104
Impairment of tangible and other intangible assets	1,668	1,059	—	—	—	—	2,727
Corporate expense	138	47	—	—	16	(40)	161
Other operating costs	106	12	168	53	(136)	—	203
EBITDA attributable to discontinued operations	7	—	—	—	—	—	7
Property EBITDA	$1,063	$530	$248	$62	$14	$(40)	$1,877
Condensed Balance Sheets - By Segment

	As of December 31, 2015
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	CEC
Total assets	$7,028	$4,174	$485	$1,409	$(901)	$12,195
Total liabilities	6,073	2,583	269	1,155	(118)	9,962
____________________

(1)	Includes foreign assets of $281 million and foreign liabilities of $57 million

	As of December 31, 2014
(In millions)	CEOC (1)	CERP	CGP Casinos	CIE (2)	Other	Elimination	CEC
Total assets	$11,185	$7,152	$4,171	$546	$2,749	$(2,475)	$23,328
Total liabilities	19,603	6,314	2,965	367	(586)	(593)	28,070
____________________

(1)	Includes foreign assets of $312 million and foreign liabilities of $183 million

(2)	Includes foreign assets of $305 million and foreign liabilities of $172 million

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21 — Quarterly Results of Operations (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Net revenues	$1,253	$1,141	$1,141	$1,119	$4,654
Income from operations	144	186	139	104	573
Net income/(loss)	6,797	50	(756)	(39)	6,052
Net income/(loss) attributable to Caesars	6,772	15	(791)	(76)	5,920
Basic earnings/(loss) per share	46.81	0.10	(5.44)	(0.54)	40.88
Diluted earnings/(loss) per share	46.12	0.10	(5.44)	(0.54)	40.26

2014
Net revenues	$2,033	$2,140	$2,212	$2,131	$8,516
Income/(loss) from operations	151	127	(328)	(402)	(452)
Net loss	(383)	(433)	(980)	(1,070)	(2,866)
Net loss attributable to Caesars	(386)	(466)	(908)	(1,023)	(2,783)
Basic loss per share	(2.82)	(3.24)	(6.29)	(7.08)	(19.53)
Diluted loss per share	(2.82)	(3.24)	(6.29)	(7.08)	(19.53)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures

a.	Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2015. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2015, at a reasonable assurance level.

b.	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2015, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2015. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2015.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

c.	Plan for Remediation of the Material Weakness

As discussed in our 2014 Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 as a result of a material weakness related to the internal control over the effectiveness of our risk assessment, design and implementation of control activities, monitoring activities, and quality of information, excluding gaming activities (e.g., gaming revenue, cash on hand). Management identified the following measures to strengthen our internal control over financial reporting and to address the material weakness. We began implementing certain of these measures in the second quarter of 2014 and continued to develop remediation plans and implemented additional measures throughout the remainder of the year and throughout 2015, including:

•
Reviewing the accounting and financial assurance organizations to ensure an appropriate organization and skills to sustain the remedial actions. This includes performing training to enhance knowledge and skills of the finance team and hiring of additional skilled resources, as appropriate.

•
Enhancing the Company’s internal controls over financial reporting including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

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

d.	Changes in Internal Control over Financial Reporting

Except for the remediation of the previously identified material weakness, discussed above, there were no other changes in internal control over financial reporting during the three month period ending December 31, 2015 that have a materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Caesars Entertainment Corporation:

We have audited Caesars Entertainment Corporation and subsidiaries’ (the “Company's”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 26, 2016, expressed an unqualified opinion on those financial statements and financial statement schedules and included an emphasis of a matter paragraph regarding the Company’s majority owned subsidiary, Caesars Entertainment Operating Company, Inc. (CEOC) and certain of its U.S. subsidiaries filing for reorganization under Chapter 11 of the Bankruptcy Code, which resulted in the Company deconsolidating CEOC effective January 15, 2015; and an explanatory paragraph regarding uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 26, 2016

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information regarding executive officers included in Item 1 of this report and appearing under the captions “Executive Officers,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance - Code of Ethics” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 15, 2016 (the “Proxy Statement”).

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1.	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below (see Item 8):
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2015 and 2014.
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013.

2.	Financial statement schedules of the Company as follows:
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2015 and 2014 and for the Years Ended December 31, 2015, 2014, and 2013.
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	8-K	—	2.1	3/3/2014

2.2	First Amendment to the Transaction Agreement, dated May 5, 2014, by and among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC	—	8-K	—	2.1	5/6/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.3	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K	—	2.1	5/21/2014

2.4	Agreement and Plan of Merger, dated as of December 21, 2014, between Caesars Acquisition Company and Caesars Entertainment Corporation.*	—	8-K	—	2.1	12/22/2014

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

3.3	Amended and Restated Certificate of Incorporation of Caesars Entertainment Operating Company, Inc.	—	**8-K	—	3.1	5/6/2014

3.4	Bylaws of Caesars Entertainment Operating Company, Inc. (fka Harrah's Operating Company, Inc.), as amended.	—	S-4	—	3.4	10/29/2008

4.1	Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated January 28, 2008.	—	S-8	—	4.4	1/31/2008

4.2	Certificate of Amendment to the Certificate of Designation of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.1	3/30/2010

4.3	Certificate of Elimination of Non-Voting Perpetual Preferred Stock of Harrah’s Entertainment, Inc., dated March 29, 2010.	—	8-K	—	3.2	3/30/2010

4.4	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020.	—	8-K	—	4.1	10/15/2013

4.5	Second Supplemental Indenture, dated as of October 15, 2014, among the CERP Entities and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020.	—	***S-4	—	4.2	10/16/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	8-K	—	4.2	10/15/2013

4.7	Registration Rights Agreement, dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	—	4.3	10/15/2013

4.8	Second Supplemental Indenture, dated as of October 15, 2014, among the CERP Entities and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	***S-4	—	4.4	10/16/2014

10.1	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	8-K	—	10.1	7/28/2014

10.2	Reaffirmation Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Third Amended and Restated Credit Agreement dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	**10-Q	6/30/2014	10.41	8/14/2014

10.3	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

10.4	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	10/10/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

10.6	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	10/10/2012

10.7	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.2	2/20/2013

10.8	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/28/2013

10.9	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	2/20/2013

10.10	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/28/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.11	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent	—	8-K	—	10.2	7/28/2014

10.12	Amendment to Guaranty and Pledge Agreement, dated as of August 21, 2015, among Caesars Entertainment Corporation, Credit Suisse AG, Cayman Islands Branch and the Requisite Lenders party thereto.	—	8-K	—	10.2	8/24/2015

10.13	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.14	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

10.15	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

10.16	First Lien Intercreditor Agreement, dated as of June 10, 2009 (to the Agreement dated December 24, 2008), by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

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
		—	8-K	—	10.2	6/15/2009

10.18	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement related to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	10.1	9/17/2009

10.19	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	10.3	3/2/2012

10.20	Joinder and Supplement to the Intercreditor Agreement, dated as of October 5, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.2	10/10/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.21	Joinder and Supplement to the Intercreditor Agreement, dated as of February 20, 2013 (the Intercreditor Agreement dated December 24, 2008) , by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority. lien obligations agent.	—	8-K	—	10.1	2/20/2013

10.22	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

10.23	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

10.24	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

10.25	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

10.26†	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.27†	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.	—	10-K	12/29/1989	Unknown	3/28/1990

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.28†	Amendment to Escrow Agreement dated as of October 29, 1993 (to the Agreement dated February 6, 1990) among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.29†	Amendment, dated as of June 7, 1995 (the Agreement dated February 6, 1990 and amended on October 29, 1993), to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.30†	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.31†	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

10.32†	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.33†	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

10.34†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

10.35†	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

10.36†	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

10.37†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

10.38†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.39†	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

10.40†	Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.	—	10-K	12/31/2014	10.48	3/16/2015

10.41†	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

10.42†	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

10.43	Equity Interest Purchase Agreement with Exhibits A-F with Penn National Gaming, Inc., Caesars Entertainment Operating Company, Inc., Harrah’s Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC and Harrah’s Maryland Heights, LLC, dated May 7, 2012.	—	10-Q	6/30/2012	10.102	8/8/2012

10.44	Share Purchase Agreement between Caesars Entertainment Operating Company, Inc., and Pearl Dynasty Investments Limited dated August 6, 2013.	—	10-Q	6/30/2013	10.73	8/9/2013

10.45	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

10.46	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.47	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

10.48	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.49	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

10.50	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010.	—	8-K	—	10.1	11/24/2010

10.51†	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010.	—	8-K	—	10.2	11/24/2010

10.52†	Consent and Acknowledgment, dated May 6, 2013, to the Amended Management Investors Rights Agreement.	—	10-Q	3/31/2013	10.74	5/9/2013

10.53	Amended and Restated Credit Agreement, Dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	10-K/A	12/31/2012	10.72	3/15/2013

10.54	First Lien Credit Agreement, dated as of October 11, 2013, by and among the CERP Entities, Citicorp North America Inc., as administrative agent and the lenders party thereto.	—	8-K	—	10.1	10/15/2013

10.55	First Lien Intercreditor Agreement, dated as of October 11, 2013, by and among the First Lien Collateral Agent, Citicorp North America, Inc., as authorized representative under the credit agreement and U.S. Bank National Association, as the initial other authorized representative.	—	8-K	—	10.2	10/15/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.56	Second Lien Intercreditor Agreement, dated as of October 11, 2013, by and among Citicorp North America, Inc., as credit agreement agent, U.S. Bank National Association, as other first priority lien obligations agent and U.S. Bank National Association, as second priority agent.	—	8-K	—	10.3	10/15/2013

10.57	Collateral Agreement (First Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and Citicorp North America, Inc., as collateral agent.	—	8-K	—	10.4	10/15/2013

10.58	Collateral Agreement (Second Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and U.S. Bank National Association, as collateral agent.	—	8-K	—	10.5	10/15/2013

10.59	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/22/2013

10.60	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/22/2013

10.61	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/22/2013

10.62	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/22/2013

10.63	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/22/2013

10.64	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/22/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.65	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	8-K	—	10.1	7/28/2014

10.66	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K	—	10.2	7/28/2014

10.67	Note Purchase and Support Agreement, dated as of August 12, 2014, among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation, and certain holders of CEOC’s 6.50% Senior Notes due 2016 and/or 5.75% Senior Notes due 2017	—	10-Q**	6/30/2014	10.42	8/14/2014

10.68	Waiver Agreement dated as of August 12, 2014 by Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation for the exclusive benefit of UMB Bank, National Association, as successor trustee and any successor trustee under each of the Indentures referenced therein, and the registered and beneficial holders from time to time of the senior secured notes referenced therein.	—	8-K**	—	10.1	8/14/2014

10.69	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC, dated May 20, 2014.	—	8-K	—	99.1	5/21/2014

10.70	Amended and Restated Waiver Agreement dated as of August 12, 2014 by Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation for the exclusive benefit of UMB Bank, National Association, as successor trustee and any successor trustee under each of the Indentures referenced therein, and the registered and beneficial holders from time to time of the senior secured notes referenced therein.	—	8-K**	—	10.1	9/19/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.71	Summary Term Sheet for Proposed Restructuring, dated January 6, 2015, to Amended and Restated Restructuring Support and Forbearance Agreement, dated as of December 31, 2014, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto	—	8-K	—	10.1	1/6/2015

10.72	Second Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 9, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	1/12/2015

10.73	Amendment, dated as of June 3, 2014, to the Amended and Restated Credit Agreement, dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	10-Q	9/30/2014	—	11/14/2014

10.74	Third Amended and Restated Restructuring Support and Forbearance Agreement, dated as of January 14, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	1/14/2015

10.75	Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	8/3/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.76	Fifth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 7, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	10/8/2015

10.77	Restructuring Support and Forbearance Agreement, dated as of July 20, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, and each of the holders of Second Lien Bond Claims party thereto.	—	8-K	—	10.1	7/21/2015

10.78	Restructuring Support and Forbearance Agreement, dated as of August 21, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.1	8/24/2015

10.79†	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

10.80†	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

10.81†	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

10.82†	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan	—	8-K	—	10.1	5/20/2015

10.83†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

10.84†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

10.85†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options Granted to Gary W. Loveman).	—	SC-TO-I	—	(d)(5)	7/25/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.86†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

10.87†	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K/A	12/31/2012	10.84	3/15/2013

10.88†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	7/2/2013

10.89†	Form of Restricted Stock Unit Award Agreement (January 2015 Retention Grants).	—	8-K	—	10.1	1/9/2015

10.90†	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

10.91†	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	—	10-Q	3/31/2012	10.96	5/9/2012

10.92†	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

10.93†	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

10.94†	Financial Counseling Plan of Harrah's Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

10.95†	Waiver of Financial Counseling Plan, effective as of April 29, 2013, by and between Gary W. Loveman and Caesars Entertainment Corporation.	—	10-Q	3/31/2013	10.31	5/9/2013

10.96†	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K/A	12/31/2012	10.90	3/15/2013

10.97†	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K/A	12/31/2012	10.91	3/15/2013

10.98†	Employment Agreement made as of December 21, 2014, between Caesars Entertainment Corporation, a Delaware corporation, Caesars Enterprise Services, LLC, and, for certain purposes specified herein, only, Caesars Acquisition Company, and Gary W. Loveman.	—	10-K	12/31/2014	10.99	3/16/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.99†	Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation, and Gary Loveman, dated September 20, 2012, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.100	3/16/2015

10.100†	Amendment and Restatement, dated as of December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation, and Gary Loveman, dated April 16, 2012, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.101	3/16/2015

10.101†	Amendment and Restatement, dated as of December 29, 2014, of that certain award agreement, made by and between Caesars Entertainment Corporation, and Gary Loveman, dated June 28, 2013, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.102	3/16/2015

10.102†	Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation and Gary Loveman, dated June 28, 2013, relating to an award of Restricted Stock Units under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.103	3/16/2015

10.103†	Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation and Gary Loveman, dated May 7, 2014, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.104	3/16/2015

10.104†	Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation, and Gary Loveman, dated May 7, 2014, relating to an award of Restricted Stock Units under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.105	3/16/2015

10.105†	Letter Agreement, dated February 4, 2015, among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Gary Loveman.	—	10-Q	6/30/2015	10.4	8/6/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.106†	Employment Agreement dated February 5, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, and Mark Frissora.	—	10-K	12/31/2014	10.106	3/16/2015

10.107†	Amendment No. 1 to Employment Agreement, made as of August 4, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC and Mark Frissora.	—	10-Q	6/30/2015	10.5	8/6/2015

10.108†	Employment Agreement dated April 2, 2012, between Caesars Entertainment Operating Company, Inc. and Tariq M. Shaukat (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K	12/31/2014	10.107	3/16/2015

10.109†	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	8-K	—	10.1	1/9/2012

10.110†	Employment Agreement made as of April 2, 2009 by and between Caesars Entertainment Operating Company, Inc. and Timothy R. Donovan (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K/A	12/31/2012	10.87	3/15/2013

10.111†	Letter Agreement dated August 19, 2015, by and between Timothy Donovan and Caesars Enterprise Services, LLC	—	8-K	—	10.1	8/19/2015

10.112†	Consulting Agreement dated November 10, 2014 between Donald Colvin and Caesars Enterprise Services, LLC.	—	8-K	—	10.1	11/12/2014

10.113†	Employment Agreement, made as of November 10, 2014, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	8-K	—	10.2	11/12/2014

10.114†	Caesars Acquisition Company Equity-Based Compensation Plan	—	8-K	—	10.1	4/16/2014

10.115†	Form Equity Compensation Grant Agreement under the Caesars Acquisition Company Equity-Based Compensation Plan.	—	8-K	—	10.2	4/16/2014

14	Amended and Restated Code of Business Conduct and Ethics, amended February 21, 2013	—	10-K/A	12/31/2013	14	3/15/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

18.1	Preferability letter regarding changes in accounting principles	—	10-K/A	12/31/2013	18.1	3/15/2013

21	List of Subsidiaries	X

23	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Gaming and Regulatory Overview	X

101
The following financial statements from the Company’s Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X

†	Denotes a management contract or compensatory plan or arrangement.
*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

**	Filed by Caesars Entertainment Operating Company, Inc.
***	Filed by Caesars Entertainment Resort Properties, LLC

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED BALANCE SHEETS

	As of December 31,
(In millions)	2015	2014
Assets
Current assets
Cash and cash equivalents	$48	$378
Restricted cash	—	11
Prepayments and other current assets	7	25
Intercompany receivables	18	10
Total current assets	73	424
Restricted cash	100	76
Deferred income taxes	—	4
Deferred charges and other	94	—
Intercompany receivables	—	40
Investment in subsidiary	1,871	—
Total assets	$2,138	$544

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$4	$—
Accrued expenses	940	—
Interest payables	—	1
Intercompany payables	—	6
Current portion of long-term debt	—	13
Total current liabilities	944	20
Accumulated losses of subsidiaries in excess of investment	—	5,214
Deferred credits and other	53	2
Deferred income taxes	154	—
Intercompany payables	—	55
Total liabilities	1,151	5,291
Total stockholders’ equity/(deficit)	987	(4,747)
Total liabilities and stockholders’ equity/(deficit)	$2,138	$544
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In millions)	2015	2014	2013
Net revenues	$12	$—	$—
Operating expenses
Income on interests in non-consolidated affiliates	—	(1)	(1)
(Gain)/loss on interests in subsidiaries	(144)	2,765	2,923
Corporate expense	95	14	16
Other operating costs	111	10	—
Total operating expenses	62	2,788	2,938
Loss from operations	(50)	(2,788)	(2,938)
Interest income (expense)	(4)	(3)	2
Gain on investment in subsidiaries and other	6,110	15	23
Income/(loss) from operations before income taxes	6,056	(2,776)	(2,913)
Income tax benefit/(provision)	(136)	(7)	—
Net income/(loss)	5,920	(2,783)	(2,913)
Other comprehensive income, net of income taxes	—	—	—
Comprehensive income/(loss)	$5,920	$(2,783)	$(2,913)

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2015	2014	2013
Cash flows provided by/(used in) operating activities	$(276)	$152	$408
Cash flows from investing activities
Increase in restricted cash	(44)	(56)	(140)
Decrease in restricted cash	20	20	89
Purchase of additional interest in subsidiary	—	—	(581)
Purchase of LINQ/Octavius	—	—	(81)
Proceeds paid for sale of assets	—	—	(29)
Proceeds from long term receivable	40	—	—
Cash flows provided by/(used in) investing activities	16	(36)	(742)
Cash flows from financing activities
Issuance of common stock, net of fees	—	136	217
Proceeds from the issuance of long-term debt	—	13	—
Repayments of long-term debt	(68)	—	—
Transfer to affiliates	—	—	223
Other financing	(2)	—	—
Cash flows provided by/(used in) financing activities	(70)	149	440
Net increase in cash and cash equivalents	(330)	265	106
Cash and cash equivalents, beginning of period	378	113	7
Cash and cash equivalents, end of period	$48	$378	$113
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
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held at December 31, 2015 and 2014 was approximately $2.1 billion and $2.4 billion, respectively. Such restrictions are on net assets of Caesars Entertainment Corporation and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.

3.	Commitments, contingencies, and long-term obligations
For a discussion of the Company’s commitments, contingencies, and long-term obligations under its senior secured credit facilities, see Note 13 of the Company’s consolidated financial statements.

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

5.	Going concern
As described more fully in Note 1 of the Company’s consolidated financial statements, the Company made material commitments under CEOC’s plan of reorganization (the “Restructuring”) and is a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010. The circumstances described in Note 1 under “CEC Liquidity” raise substantial doubt as to the Company’s ability to continue as a going concern without securing additional funding to meet its ongoing obligations and its commitments under the Restructuring. Additionally, in each of the litigation matters disclosed in Note 1 under “Litigation,” claims have been made or could be made against the Company that, if resolved against it, raise substantial doubt about the Company’s ability to continue as a going concern. Under the terms of the Restructuring, all such litigation should be resolved. However, in the event of a material adverse ruling on one or all of the litigation matters disclosed in Note 1, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

February 26, 2016	By:	/S/ MARK P. FRISSORA
Mark P. Frissora
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BENJAMIN	Director	February 26, 2016
Jeffrey Benjamin

/s/ DAVID BONDERMAN	Director	February 26, 2016
David Bonderman

/s/ KELVIN DAVIS	Director	February 26, 2016
Kelvin Davis

/s/ FRED J. KLEISNER	Director	February 26, 2016
Fred J. Kleisner

/s/ GARY W. LOVEMAN	Director and Chairman of the Board	February 26, 2016
Gary W. Loveman

/s/ ERIC PRESS	Director	February 26, 2016
Eric Press

/s/ MARC ROWAN	Director	February 26, 2016
Marc Rowan

/s/ DAVID SAMBUR	Director	February 26, 2016
David Sambur

/s/ LYNN C. SWANN	Director	February 26, 2016
Lynn C. Swann

/s/ CHRISTOPHER J. WILLIAMS	Director	February 26, 2016
Christopher J. Williams

/s/ MARK P. FRISSORA	Director, President, and	February 26, 2016
Mark P. Frissora	Chief Executive Officer

/s/ ERIC HESSION	Executive Vice President and	February 26, 2016
Eric Hession	Chief Financial Officer

/s/ KEITH A. CAUSEY	Senior Vice President and	February 26, 2016
Keith A. Causey	Chief Accounting Officer