Form 10-Q
period 2016-03-31
CAESARS ENTERTAINMENT Corp
filed 2016-05-05
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2016
Common stock, $0.01 par value	145,660,683

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents ($1,015 and $1,060 attributable to our VIEs)	$1,444	$1,338
Restricted cash ($4 and $4 attributable to our VIEs)	57	59
Receivables, net ($129 and $123 attributable to our VIEs)	201	193
Due from affiliates ($34 and $32 attributable to our VIEs)	34	32
Prepayments and other current assets ($60 and $51 attributable to our VIEs)	140	128
Inventories ($6 and $7 attributable to our VIEs)	18	21
Total current assets	1,894	1,771
Property and equipment, net ($2,597 and $2,620 attributable to our VIEs)	7,560	7,598
Goodwill ($294 and $294 attributable to our VIEs)	1,696	1,696
Intangible assets other than goodwill ($242 and $251 attributable to our VIEs)	521	543
Restricted cash ($8 and $9 attributable to our VIEs)	8	109
Deferred income taxes ($19 and $28 attributable to our VIEs)	19	28
Deferred charges and other assets ($259 and $260 attributable to our VIEs)	442	450
Total assets	$12,140	$12,195

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($111 and $141 attributable to our VIEs)	$166	$179
Due to affiliates ($15 and $15 attributable to our VIEs)	16	16
Accrued expenses and other current liabilities ($219 and $272 attributable to our VIEs)	547	588
Accrued restructuring and support expenses	1,142	905
Interest payable ($52 and $37 attributable to our VIEs)	195	131
Current portion of long-term debt ($39 and $70 attributable to our VIEs)	150	187
Total current liabilities	2,216	2,006
Long-term debt ($2,265 and $2,267 attributable to our VIEs)	6,770	6,777
Deferred income taxes ($3 and $4 attributable to our VIEs)	997	991
Deferred credits and other liabilities ($162 and $138 attributable to our VIEs)	211	188
Total liabilities	10,194	9,962
Commitments and contingencies (Note 8)
Stockholders’ equity
Caesars stockholders’ equity	673	987
Noncontrolling interests	1,273	1,246
Total stockholders’ equity	1,946	2,233
Total liabilities and stockholders’ equity	$12,140	$12,195

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Revenues
Casino	$530	$660
Food and beverage	206	225
Rooms	229	222
Interactive entertainment	228	177
Other revenue	115	126
Less: casino promotional allowances	(140)	(157)
Net revenues	1,168	1,253
Operating expenses
Direct
Casino	285	356
Food and beverage	93	103
Rooms	59	55
Platform fees	64	49
Property, general, administrative, and other	331	349
Depreciation and amortization	119	102
Corporate expense	41	47
Other operating costs	22	48
Total operating expenses	1,014	1,109
Income from operations	154	144
Interest expense	(151)	(238)
Deconsolidation and restructuring of CEOC and other	(237)	7,090
Income/(loss) from continuing operations before income taxes	(234)	6,996
Income tax provision	(40)	(192)
Income/(loss) from continuing operations, net of income taxes	(274)	6,804
Loss from discontinued operations, net of income taxes	—	(7)
Net income/(loss)	(274)	6,797
Net income attributable to noncontrolling interests	(34)	(25)
Net income/(loss) attributable to Caesars	$(308)	$6,772

Earnings/(loss) per share - basic and diluted
Basic earnings/(loss) per share from continuing operations	$(2.12)	$46.86
Basic loss per share from discontinued operations	—	(0.05)
Basic earnings/(loss) per share	$(2.12)	$46.81

Diluted earnings/(loss) per share from continuing operations	$(2.12)	$46.17
Diluted loss per share from discontinued operations	—	(0.05)
Diluted earnings/(loss) per share	$(2.12)	$46.12

Weighted-average common shares outstanding - basic	145	145
Weighted-average common shares outstanding - diluted	145	147

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)

	Caesars Stockholders’ Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2014	$1	$(19)	$8,140	$(13,104)	$(15)	$(4,997)	$255	$(4,742)
Net income	—	—	—	6,772	—	6,772	25	6,797
Share-based compensation	—	(2)	13	—	—	11	(2)	9
CIE stock transactions, net	—	—	(8)	—	—	(8)	—	(8)
Elimination of CEOC noncontrolling interest and deconsolidation (1)	—	—	—	—	16	16	854	870
Decrease in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	(10)	(10)
Other	—	—	(4)	—	1	(3)	18	15
Balance as of March 31, 2015	$1	$(21)	$8,141	$(6,332)	$2	$1,791	$1,140	$2,931

Balance as of December 31, 2015	$1	$(21)	$8,190	$(7,184)	$1	$987	$1,246	$2,233
Net income/(loss)	—	—	—	(308)	—	(308)	34	(274)
Share-based compensation	—	(3)	10	—	—	7	—	7
CIE stock transactions, net	—	—	(13)	—	—	(13)	(5)	(18)
Other	—	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2016	$1	$(24)	$8,187	$(7,492)	$1	$673	$1,273	$1,946
____________________

(1)	The effect of the deconsolidation of CEOC. See Note 1.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash flows provided by/(used in) operating activities	$117	$(102)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(50)	(100)
Deconsolidation of CEOC cash	—	(958)
Increase in restricted cash	(6)	(4)
Decrease in restricted cash	109	37
Proceeds from the sale and maturity of investments	20	—
Payments to acquire investments	(3)	(3)
Other	(1)	4
Cash flows provided by/(used in) investing activities	69	(1,024)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	55	35
Repayments of long-term debt and revolving credit facilities	(104)	(94)
Payment of contingent consideration	—	(30)
Repurchase of CIE management shares	(28)	(27)
Distributions to noncontrolling interest owners	(6)	(5)
Other	3	3
Cash flows used in financing activities	(80)	(118)
Cash flows from discontinued operations
Cash flows used in operating activities	—	(7)
Cash used in discontinued operations	—	(7)
Net increase/(decrease) in cash and cash equivalents	106	(1,251)
Cash and cash equivalents, beginning of period	1,338	2,806
Cash and cash equivalents, end of period	$1,444	$1,555

Supplemental Cash Flow Information:
Cash paid for interest	$80	$188
Cash paid for income taxes	24	20
Non-cash investing and financing activities:
Change in accrued capital expenditures	9	27

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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 10-K”).
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Statements of Operations and Comprehensive Income as our “Statements of Operations,” and (iii) our Consolidated Condensed Balance Sheets as our “Balance Sheets.”
Note 1 - Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. It owns Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). We also consolidate the results of Caesars Interactive Entertainment, Inc. (“CIE”), a majority owned subsidiary of CGP that operates an online games business and owns the World Series of Poker (“WSOP”) tournaments and brand. As of March 31, 2016, CERP and CGP owned a total of 12 casino properties in the United States, eight of which are in Las Vegas. These eight casino properties represented 53% of consolidated net revenues for the three months ended March 31, 2016.
CEC also holds a majority interest in Caesars Entertainment Operating Company, Inc. (“CEOC”). The results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 15, 2015.
Caesars Enterprise Services, LLC
Caesars Enterprise Services, LLC (“CES”) is a services joint venture formed by CERP, CEOC and Caesars Growth Properties Holdings, LLC (“CGPH”) (collectively, the “Members”). CES provides certain corporate and administrative services for the Members’ casino properties and related entities, including substantially all of the 28 casino properties owned by CEOC, and 9 casinos owned by unrelated third parties (including four Indian tribal casinos). CES manages certain assets for the casinos to which it provides services and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement, CEC and its operating subsidiaries continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing.
Reportable Segments
We view each casino property and CIE as operating segments and currently aggregate all such casino properties and CIE into three reportable segments based on management’s view, which aligns with their ownership and underlying credit structures: CERP, Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”), and CIE. CGP Casinos is comprised of all subsidiaries of CGP excluding CIE. CEOC remained a reportable segment until its deconsolidation effective January 15, 2015.
Going Concern
Overview
We have identified the following circumstances that raise substantial doubt about CEC’s ability to continue as a going concern (which are described in more detail below):

•
we have limited cash available to meet financial commitments of CEC, primarily resulting from significant expenditures made to (1) defend against the litigation matters disclosed below and (2) support a plan of reorganization for CEOC (the “Restructuring”);

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	we have made material future commitments to support the Restructuring described below; and

•	we are a defendant in litigation relating to certain CEOC transactions dating back to 2010 and other legal matters (see Note 3) that could result in one or more adverse rulings against us.
The completion of the merger of Caesars and Caesars Acquisition Company (“CAC”) is expected to aid CEC in meeting its previously disclosed financial commitments to support the Restructuring. While the cash forecast at CEC currently contemplates liquidity to be sufficient through the end of year, the CEC cash balance will be consumed by expenses associated with the Restructuring unless we identify additional sources of liquidity to meet CEC’s ongoing obligations as well as meet its commitments to support the Restructuring. We are evaluating whether we are able to obtain additional sources of cash. Furthermore, if the merger with CAC is not completed for any reason, CEC would still be liable for many of these obligations.
Under the terms of the Restructuring, all related litigation is expected to be resolved. However, if CEC is unable to obtain additional sources of cash when needed, in the event of a material adverse ruling on one or all of the litigation matters disclosed below, or if CEOC does not emerge from bankruptcy on a timely basis on terms and under circumstances satisfactory to CEC, it is likely that CEC would seek reorganization under Chapter 11 of the Bankruptcy Code.
We believe that CERP and CGP’s cash and cash equivalents, their cash flows from operations, and/or financing available under their separate revolving credit facilities will be sufficient to meet their normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
CEOC Reorganization
CEC and the Debtors are party to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain parties holding claims under CEOC’s first lien notes (the “First Lien Bond RSA”) and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain parties holding claims under CEOC’s first lien credit agreement (the “First Lien Bank RSA” and, together with the First Lien Bond RSA, the “First Lien RSAs”). The “Effective Date” of the Restructuring (the material terms of which are contained in the First Lien RSAs as they may be modified by their terms) is the date upon which all required conditions of the Restructuring have been satisfied or waived and on which the CEOC reorganization and related transactions become effective.
CEOC filed a plan of reorganization on October 7, 2015, (the “Initial Plan”) with the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) that reflects the terms of the First Lien RSAs. On February 15, 2016, certain milestones under the First Lien RSAs were not met by CEOC, giving rise to the ability of two-thirds of each of CEOC’s first lien bondholders and first lien bank lenders to terminate their respective First Lien RSAs, although neither has done so.  We, CEOC, and CEOC’s creditors continue to negotiate terms of the Restructuring.
Because more than a majority of the first lien bondholders and first lien bank lenders approved the First Lien RSAs, we believe it is probable that certain amounts will ultimately be paid under the First Lien RSAs or otherwise, and therefore, we have accrued the items described in the table below in accrued restructuring and support expenses on the balance sheets. We believe that the Initial Plan serves as a low end of the potential settlement range. We are currently unable to determine either a best estimate or the high end of the estimated range, as negotiations between the various parties are ongoing and are ultimately subject to approval by the Bankruptcy Court and the receipt of required gaming regulatory approvals.
On April 5, 2016, CEOC filed an amended plan of reorganization (the “Amended Plan”) on different terms than the Initial Plan, and therefore, different from the plan contemplated by the First Lien RSAs. CEC and CEOC’s creditors have not agreed to the Amended Plan and continue to assess it. Additionally, the Amended Plan has not been approved by the Bankruptcy Court.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Summary of Restructuring and Support Expenses

		Accrued as of
(Dollars in millions)	Initial Plan Terms	March 31, 2016	December 31, 2015
Amounts to First Lien Creditors (Accrued)
Forbearance fees (“Fixed Payments”) in connection with the Restructuring (1)	$406	$320	$320
Contingent payment to CEOC if there is insufficient liquidity at the Effective Date (2)	$75	—	—
“Additional Consideration” for the period from February 1, 2016 through the Effective Date for the benefit of the First Lien Noteholders (3)	$25 per month	325	162
“Upfront Payments” to certain First Lien Bank Lenders (4)	$63	2	2
“Bank Guaranty Settlement” to purchase from the Settling First Lien Bank Lenders 100% of their respective First Lien Bank Obligations that survive the Effective Date (5)	$460	460	386
Total accrued		$1,107	$870

Amounts to First Lien Creditors (Due On or After Effective Date) (6)
Purchase up to all of OpCo(7) equity pursuant to put rights	$700	--	--
Purchase up to 14.8% of PropCo(8) equity pursuant to the put rights	$269	--	--
Give PropCo a right of first refusal on all new domestic non-Las Vegas gaming facility opportunities, with CEC or OpCo leasing such properties	--	--	--
Give PropCo a call right to purchase listed properties: Harrah’s Atlantic City and Harrah’s Laughlin	--	--	--
Guarantee OpCo’s monetary obligations to PropCo under the leases	--	--	--
Enter into a guaranty of collection of the OpCo debt received by the First Lien Bank Lenders and First Lien Noteholders	--	--	--

Additional Potential Commitments (9)
Principal amount of 5% convertible notes to be issued by CEC	Up to $450	--	--
Up to 9.8% of PropCo equity purchased pursuant to the PropCo put rights and/or cash in an amount equal to the shortfall from 9.8% of PropCo equity (at Initial Plan value) if the PropCo put rights are not fully exercised	--	--	--
The consideration CAC would have received under the Initial Plan on account of CEOC’s unsecured notes held by CAC	--	--	--
Give PropCo a call right to purchase Harrah’s New Orleans	--	--	--
____________________

(1)	$86 million was paid in fourth quarter of 2015.

(2)	Amount has not been accrued because CEOC currently has excess liquidity and is expected to maintain this position.

(3)	For the purposes of determining this amount, the Effective Date is estimated to be in the first quarter of 2017; however this date is outside of our control and is highly subject to change.

(4)	$61 million was paid in fourth quarter of 2015.

(5)	Amount payable on the Effective Date is subject to the excess cash held by CEOC at Emergence.

(6)
No amounts have been accrued because amounts are not a settlement of past actions, do not relate to any existing contingencies, and are not legally enforceable at this time. In addition, for certain items, CEC will receive valuable consideration in return and therefore these payments will not be expensed when incurred. We expect to accrue such items on or subsequent to the Effective Date.

(7)
“OpCo” refers to the proposed entity resulting from the Restructuring that will operate the CEOC Properties under a lease with PropCo. “CEOC Properties” refers to those properties owned by CEOC as of the Petition Date. Holders of over 85% of the First Lien Notes have already indicated their intent to put their OpCo equity to CEC once received.

(8)	“PropCo” refers to the proposed entity resulting from the Restructuring that will own the CEOC Properties as of the Effective Date.

(9)
Under the terms of the Initial Plan, CEC will pay amounts if certain classes of CEOC’s unsecured creditors vote in favor of the Initial Plan and if the Initial Plan is approved by the Bankruptcy Court.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Payment to CEOC. In addition, and separate from the transactions and agreements described above, because there was not a comprehensive out of court restructuring of CEOC's debt securities or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes by February 15, 2016, the agreement contemplates an additional payment to CEOC of $35 million from CEC, which CEOC has demanded. During the first quarter of 2015, we accrued this liability in accrued restructuring and support expenses on the consolidated balance sheet, and this amount is currently due and payable.
CEC Liquidity
Caesars Entertainment (which includes CEC and its consolidated subsidiaries and VIEs) is a highly-leveraged company and had $7.0 billion in consolidated debt outstanding as of March 31, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As detailed in Note 9, our consolidated estimated debt service (including principal and interest) for the remainder of 2016 is $538 million and $9.5 billion thereafter to maturity. See Note 9 for details of our debt outstanding and related restrictive covenants. This includes, among other information, details of our individual borrowings outstanding and each subsidiary’s annual maturities of long-term debt as of March 31, 2016.
Cash and Available Revolver Capacity

	March 31, 2016
(In millions)	CERP	CES	CGP	Other
Cash and cash equivalents	$211	$64	$951	$218
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(75)	—	(15)	—
Total	$406	$64	$1,096	$218
Consolidated cash and cash equivalents, excluding restricted cash, as shown in the table above include amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including its insurance captives.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. Its primary assets as of March 31, 2016, consist of $218 million in cash and cash equivalents and its ownership interests in CEOC, CERP and CGP. CEC’s cash includes $96 million held by its insurance captives. Provisions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) substantially restrict the ability of CERP, CGP, and their subsidiaries to provide dividends to CEC. In addition, CEC does not receive any financial benefit from CEOC during CEOC’s bankruptcy, as all earnings and cash flows are retained by CEOC for the benefit of its creditors.
CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries. Accordingly, CEC cash outflows are primarily used for corporate development opportunities and other corporate-level activity, including defending itself in the litigation in which it has been named as a defendant (see Note 3). CEC is generally limited to raising additional capital through borrowings or equity transactions because it has no operations of its own and the restrictions on its subsidiaries under lending arrangements generally prevent the distribution of cash from the subsidiaries to CEC, except for certain restricted payments that CERP and CGPH are authorized to make in accordance with their lending arrangements. In the first quarter of 2016, CEC began to utilize $100 million that management had previously restricted for use in connection with a casino development project.
Guarantee of Collection
In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee was limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consented to the Bank Amendment. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts. As part of the Bank Guaranty Settlement disclosed above, the CEOC creditors have agreed to eliminate the CEC Collection Guarantee, and we recorded $460 million as an estimate of the liability based on the terms of the Bank Guaranty Settlement agreement.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Litigation
In addition to financial commitments described above, we have the following outstanding uncertainties for which we have not accrued any amounts, all of which are described in Note 3:

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
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an examiner to investigate possible claims CEOC might have against CEC and/or other entities and individuals. On March 15, 2016, the examiner released his report, which identifies a variety of potential claims against CEC and certain individuals related to a number of transactions dating back to 2009. Most of the examiner’s findings are premised on his view that CEOC was “insolvent” at the time of the applicable transactions and that CEOC did not receive fair value for assets transferred. The examiner’s report includes his conclusions on the relative strengths of these possible claims, many of which are described in Note 3. The examiner calculates an estimated range of potential damages for these potential claims from $3.6 billion to $5.1 billion, and such calculation does not account for probability of success, likelihood of collection, or the time or cost of litigation.
While this report was prepared at the request of the Bankruptcy Court, none of the findings included therein are legally binding on the Bankruptcy Court or any party. CEC contests several of the examiner’s findings, including his findings that CEOC was insolvent at relevant times, that there were breaches of fiduciary duty, that CEOC did not receive fair value for assets transferred, that there were fraudulent transfers, and as to the calculation of damages. CEC believes that each of the challenged transactions was undertaken to provide CEOC with the liquidity and resources required to sustain it and provide time to recover from significant market challenges.
CEC believes that the conclusion of the examination and the release of the report was a necessary step to facilitate ongoing settlement discussions in the CEOC bankruptcy proceedings. In April 2016, CEC, CEOC, and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a mutually agreeable plan of reorganization of CEOC. Despite its disagreements with the examiner’s conclusions, CEC has offered to provide substantial value to creditors in settlement as part of the plan of reorganization for CEOC. The mediation is ongoing, with further sessions scheduled over the next few weeks. CEC has been in regular, direct contact with both of CEOC’s official creditors’ committees, as well as other major creditor constituents, in an ongoing effort to arrive at a consensual plan providing for the timely emergence of CEOC from bankruptcy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 2 — Basis of Presentation and Consolidation
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of Caesars have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2016 fiscal year. All amounts presented in these consolidated condensed financial statements and notes thereto exclude the operating results and cash flows of CEOC subsequent to January 15, 2015, and the assets, liabilities, and equity of CEOC as of March 31, 2016.
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
Consolidation of Caesars Growth Partners
Because the equity holders in CGP receive returns disproportionate to their voting interests and substantially all the activities of CGP are related to Caesars, CGP has been determined to be a VIE. CAC is the sole voting member of CGP. Common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings (as defined in Note 15). The assets held by CGP originally came from Caesars and continue to be intrinsically closely associated with Caesars through the nature of the business, as well as ongoing service and management agreements. Additionally, CEC is expected to receive the majority of the benefits or absorb the majority of the losses from its higher economic participation in CGP. Since CEC is more closely associated with CGP than CAC, we have determined that CEC is the primary beneficiary of CGP and is required to consolidate them. Neither CAC nor CGP guarantees any of CEC’s debt, and the creditors or beneficial holders of CGP have no recourse to the general credit of CEC.
CGP generated net revenues of $643 million and $567 million for the three months ended March 31, 2016 and 2015, respectively. Net income attributable to Caesars related to CGP was $3 million compared with net loss of $2 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
CGP was obligated to issue non-voting membership units to CEC in 2016 to the extent that the earnings from CIE’s social and mobile games business exceeded a specified threshold amount as of December 31, 2015. In April 2016, CGP issued 32 million Class B non-voting units to CEC, resulting in CEC’s economic ownership in CGP increasing from 57.4% to 61.2%. However, there was no effect on our financial statements from this transaction.
Consolidation of Caesars Enterprise Services
A steering committee acts in the role of a board of managers for CES with each Member entitled to appoint one representative to the steering committee. Each Member, through its representative, is entitled to a single vote on the steering committee; accordingly, the voting power of the Members does not equate to their ownership percentages. Therefore, when CES was formed, we determined that it was a VIE, and we concluded that CERP was required to consolidate it.
Effective January 1, 2016, we implemented the Financial Accounting Standard Board’s (the “FASB”) Accounting Standard Update (“ASU”) No. 2015-02, which amended Topic 810, Consolidations. Applying the amended guidance had no effect on our consolidated financial statements.
Under the guidance in effect prior to ASU No. 2015-02, CERP was determined to be the primary beneficiary of CES, and we consolidated CES through our consolidation of CERP. Under the amended guidance, in determining whether an entity is the primary

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

beneficiary of a VIE, the entity must evaluate whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance through both its direct economic interests in the VIE and its indirect economic interests in the VIE held through related parties. Under the new criteria, when a decision maker exists that holds both power and benefits through its related parties and neither related party holds such power and benefits on their own, the decision maker is determined to be the primary beneficiary. Therefore, we concluded that CEC is the primary beneficiary because our combined economic interest in CES, through our subsidiaries, represents a controlling financial interest.
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
Consolidation Considerations for Caesars Entertainment Operating Company
CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We concluded that CEOC is a VIE and that we are not the primary beneficiary of CEOC; therefore, we no longer consolidate CEOC.
Transactions with CEOC are treated as related party transactions for Caesars Entertainment. These transactions include items such as casino management fees paid to CEOC, insurance expenses related to insurance coverage provided to CEOC by Caesars Entertainment, and rent payments by CEOC to CERP under the Octavius Tower lease agreement. See Note 15 for additional information on related party transactions and on the carrying amounts and classification of assets and liabilities that relate to our variable interest in CEOC.
Note 3 — Litigation
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the “10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the “Delaware Second Lien Lawsuit”) in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, CAC,CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and is defending itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete, and summary judgment briefing is underway. No trial date has been set.
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the same defendants, relating to the same transactions. Both lawsuits (the “Senior Unsecured Lawsuits”) were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016.
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
On March 3, 2015, BOKF filed a lawsuit (the “New York Second Lien Lawsuit”) against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the “New York First Lien Lawsuit”) against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

under the indentures governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to parent guarantee provisions in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were both assigned to the same judge presiding over the other Parent Guarantee Lawsuits (as defined below) that are taking place in Manhattan. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied our motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. These motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016.
On October 20, 2015, Wilmington Trust, National Association (“Wilmington Trust”), filed a lawsuit (the “New York Senior Notes Lawsuit” and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the “Parent Guarantee Lawsuits”) against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the “10.75% Senior Notes”). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request, and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC’s request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC’s motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14.  The stay will remain in effect until May 9, 2016. None of the rulings on CEOC’s request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
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
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the benefits of Hilton employees and Park Place employees. CEOC is the ultimate successor to this Allocation Agreement. In 2013, a lawsuit was settled related to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, we received a letter from Hilton, notifying us of a lawsuit related to the Hilton Plan that alleged that CEC had a potential liability for the additional claims under the terms of the Allocation Agreement. Based on conversations between our representative and a representative of the defendants, CEOC recorded a charge of $25 million during the second quarter 2010, representing the allocated share of the total damages estimate.
In December 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter. We were subsequently informed that CEC’s obligation under the Allocation Agreement was approximately $54 million, and that approximately $19 million relates to contributions for historical periods and approximately $35 million relates to estimated future contributions. We met with Hilton representatives in March 2014 and had discussions subsequently. We cannot currently predict the ultimate outcome of this matter, but continue to believe that we may have various defenses against such claims, including defenses as to the amount of liabilities. On November 21, 2014, in response to a letter from Hilton, we agreed to attempt to mediate a resolution of the matter. On December 24, 2014, Hilton sued CEC and CEOC in federal court in Virginia primarily under the Employee Retirement Income Security Act (“ERISA”), and also under state contract and unjust enrichment law theories, for monetary and equitable relief in connection with this ongoing dispute. Hilton amended its lawsuit in January 2015 to remove CEOC as a defendant. We moved to dismiss the lawsuit in February 2015, and that motion was argued in March 2015. On April 14, 2015, the Court issued an Opinion dismissing with prejudice the unjust enrichment claim, and transferring the purported contract and ERISA claims to the Northern District of Illinois, as had been requested by CEC. The Northern District of Illinois subsequently referred the case to the Bankruptcy Court presiding over the CEOC bankruptcy. Hilton moved to have the Bankruptcy Court refer the matter back to the federal district court. Also, in early September 2015, CEC moved to dismiss the remaining ERISA and contract claims in their entirety. Hilton opposed that motion as to its ERISA claims on September 30, 2015 and volunteered to stipulate to the dismissal of the contract claims without prejudice. CEC will not consent to the dismissal of contract claims unless the dismissal is with prejudice. CEC filed a reply brief in further support of its motion to dismiss on October 21, 2015. Both motions are pending decisions. The matter pending in bankruptcy court is stayed until May 18, 2016, and the matters pending in federal district court are stayed until May 27, 2016.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the five indirect subsidiaries of CEC which were required to make contributions to the legacy plan of the NRF (the “Five Employers”). The NRF contended that the financial condition of the Five Employers’ controlled group (the “CEC Controlled Group”) and CEOC’s then-potential bankruptcy presented an “actuarial risk” to the plan because, depending on the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

outcome of any CEOC bankruptcy proceedings, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. As a result, the NRF claimed that the expulsion of the Five Employers constituted a complete withdrawal of the CEC Controlled Group from the plan. CEOC, in its bankruptcy proceedings, has not rejected the contribution obligations of any of its subsidiary employers to the NRF, but we cannot make any prediction as to whether this will take place or not. The NRF has advised the CEC Controlled Group (which includes CERP) that the expulsion of the Five Employers has triggered a joint and several withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to the NRF’s vote to expel the Five Employers, the Five Employers reiterated their commitments to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. The Five Employers were current with respect to pension contributions at the time of their expulsion, and are current with respect to pension contributions as of today pursuant to the Standstill Agreement referred to below.
We have opposed the various NRF expulsion actions.
On January 8, 2015, prior to the NRF’s vote to expel the Five Employers, CEC filed an action in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against the NRF and its Board of Trustees, seeking a declaratory judgment that they did not have the authority to expel the Five Employers and thus allegedly trigger withdrawal liability for the CEC Controlled Group (the “CEC Action”). On December 25, 2015, the District Judge entered an order dismissing the CEC Action on the ground that CEC’s claims in this action must first be arbitrated under ERISA. CEC has appealed this decision to the United States Court of Appeals for the Second Circuit.
On March 6 and March 27, 2015, CEOC and certain of its subsidiaries filed in the CEOC bankruptcy proceedings two motions to void (a) the purported expulsion of the Five Employers and based thereon the alleged triggering of withdrawal liability for the non-debtor members of the CEC Controlled Group, and (b) a notice and payment demand for quarterly payments of withdrawal liability subsequently made by the NRF to certain non-debtor members of the CEC Controlled Group, respectively, on the ground that each of these actions violated the automatic stay (the “362 Motions”). On November 12, 2015, Bankruptcy Judge Goldgar issued a decision denying the 362 Motions on the ground that the NRF’s actions were directed at non-debtors and therefore did not violate the automatic stay. CEOC has appealed this decision to the federal district court in Chicago.
On March 6, 2015, CEOC commenced an adversary proceeding against the NRF and its Board of Trustees in the Bankruptcy Court (the “Adversary Proceeding”). On March 11, 2015, CEOC filed a motion in that Adversary Proceeding to extend the automatic stay in the CEOC bankruptcy proceedings to apply to the NRF’s expulsion of the Five Employers (the “105 Motion”). Judge Goldgar has not yet decided the 105 Motion.
On March 20, 2015, CEC, CEOC and CERP, on behalf of themselves and others, entered into a Standstill Agreement with the NRF and its Board of Trustees that, among other things, stayed each member of the CEC Controlled Group’s purported obligation to commence making quarterly payments of withdrawal liability and instead required the Five Employers to continue making monthly contribution payments to the NRF, unless and until each of the 362 Motions and the 105 Motion had been denied. As the 105 Motion has not yet been decided, the Standstill Agreement remains in effect.
Also, on March 18, 2015, the NRF and its fund manager commenced a collection action in the S.D.N.Y. against CEC, CERP and all non-debtor members of the CEC Controlled Group for the payment of the first quarterly payment of withdrawal liability, which the NRF contended was due on March 15, 2015 (the “NRF Action”). On December 25, 2015, the District Judge denied the defendant’s motion to dismiss the NRF Action on the ground that the arguments raised by the defendants must first be arbitrated under ERISA. On February 26, 2016, the NRF and its fund manager filed a motion for summary judgment against CEC and CERP for payment of the first quarterly payment of withdrawal liability and for interest, liquidated damages, attorneys’ fees and costs. This motion and CEC and CERP’s opposition thereto has been fully briefed, but no decision has been rendered.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously, and will defend vigorously against the claims raised by the NRF in the NRF Action. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.

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
Note 4 — Recently Issued Accounting Pronouncements
During 2016, we adopted Account Standards Update No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (see Note 2).
The FASB issued the following authoritative guidance amending the FASB Accounting Standards Codification.
Revenue Recognition - May 2014 (amended April 2016): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual disclosures will be substantially revised. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We currently anticipate adopting this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our financial statements; however, we expect that the accounting for the Total Rewards customer loyalty program and casino promotional allowances will be affected.
Going Concern - August 2014: Amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern. This guidance explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. We do not believe the adoption of this standard will have any effect on our financial statements, as we have concluded that we have substantial doubt regarding our ability to continue as a going concern, irrespective of the new requirements.
Recognition and Measurement of Financial Instruments - January 2016: Amended certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, they require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with any changes in fair value recognized in net income and simplify the impairment assessment of equity investments without readily determinable

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

fair values by requiring a qualitative assessment to identify impairment. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted on certain provisions. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016: The new guidance requires lease obligations to be recognized on the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Stock Compensation - March 2016: Amended the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted with certain provisions. We currently anticipate adopting the amended guidance for the second quarter of 2016. We are currently assessing the affect the adoption will have on our financial statements.
Note 5 — Property and Equipment

(In millions)	March 31, 2016	December 31, 2015
Land and land improvements	$3,584	$3,584
Buildings, riverboats, and improvements	4,153	4,134
Furniture, fixtures, and equipment	1,351	1,326
Construction in progress	73	59
Total property and equipment	9,161	9,103
Less: accumulated depreciation	(1,601)	(1,505)
Total property and equipment, net	$7,560	$7,598
Depreciation Expense and Capitalized Interest

	Three Months Ended March 31,
(In millions)	2016	2015
Depreciation expense (1)	$97	$75
Capitalized interest	—	3
____________________

(1)	Included in depreciation and amortization and corporate expense.
Note 6 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2015	$395	$1,696	$148
Amortization	(22)	—	—
Balance as of March 31, 2016	$373	$1,696	$148

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2016				December 31, 2015
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Customer relationships	5.1	$917	$(606)	$311	$917	$(589)	$328
Contract rights	8.8	3	(1)	2	3	(1)	2
Developed technology	2.0	86	(53)	33	86	(49)	37
Gaming rights	8.1	52	(25)	27	52	(24)	28
		$1,058	$(685)	373	$1,058	$(663)	395
Non-amortizing
Gaming rights				22			22
Trademarks				126			126
				148			148
Total intangible assets other than goodwill				$521			$543
Note 7 — Fair Value Measurements
Investments

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Equity securities	$3	$3	$—	$—
Government bonds	49	—	49	—
Total assets at fair value	$52	$3	$49	$—

December 31, 2015
Assets:
Equity securities	$4	$4	$—	$—
Government bonds	67	—	67	—
Total assets at fair value	$71	$4	$67	$—
Investments primarily consist of equity and debt securities held by our captive insurance entities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. The majority of these investments are primarily used as collateral for several escrow and trust agreements with third-party beneficiaries and are recorded in deferred charges and other in our balance sheets while a portion is included in prepayments and other current assets. As of March 31, 2016 and December 31, 2015, gross unrealized gains and losses on marketable securities were not material.
Derivative Instruments
CEOC had eight interest rate swap agreements that expired, which we settled for $17 million during the first quarter of 2015. Interest expense related to the derivatives was $7 million in the first quarter of 2015. We have not entered into any additional derivative transactions since these swaps expired.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 8 — Contractual Commitments and Contingent Liabilities
Contractual Commitments
Except as described in Note 1, during the three months ended March 31, 2016, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2015.
Contingent Liabilities
Self-Insurance
We are self-insured for workers compensation and other risk insurance with a total estimated self-insurance liability of $154 million, and estimated employee medical insurance claims of $11 million have been funded through CEOC as of March 31, 2016.
Deferred Compensation and Employee Benefits
Deferred Compensation Plans
As of March 31, 2016, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), the Park Place Entertainment Corporation Executive Deferred Compensation Plan, the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were included in Caesars’ financial statements as liabilities prior to the deconsolidation of CEOC. As of March 31, 2016, Caesars has recorded in the accompanying financial statements $43 million in liabilities, representing the estimate of its obligations under the ESSP and ESSP II and for certain former directors and employees who had employment agreements with Harrah’s Entertainment, Inc. (the predecessor to CEC) and participated in the EDCP. The additional liability in respect of the other plans described above that Caesars has not recorded is approximately $30 million, as we determined that this portion of the liability was attributable to CEOC.
Trust Assets
CEC is a party to a trust agreement and an escrow agreement, each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the trust agreement and the escrow agreement were approximately $64 million and $54 million, respectively, as of March 31, 2016.
The assets held pursuant to the trust agreement have been reflected as long-term restricted assets on the accompanying balance sheets. The assets held pursuant to the escrow agreement have not been reflected on the accompanying balance sheets as we continue to assess the escrow agreement and the propriety of the funds that were contributed in accordance with the agreement.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 9 — Debt

	March 31, 2016		December 31, 2015
(In millions)	Face Value	Book Value	Book Value
CERP	$4,681	$4,617	$4,627
CGP	2,366	2,303	2,337
Total Debt	7,047	6,920	6,964
Current Portion of Long-Term Debt	(150)	(150)	(187)
Long-Term Debt	$6,897	$6,770	$6,777

Unamortized discounts and deferred finance charges		$127	$132
Fair value	$6,273
Current Portion of Long-Term Debt
The current portion of long-term debt is $150 million as of March 31, 2016. For CERP, the current portion of long-term debt is $112 million, which includes the $75 million outstanding under CERP’s revolving credit facility as well as principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations. For CGP, the current portion of long-term debt is $38 million, which includes the $15 million outstanding under the CGPH revolving credit facility as well as principal payments on term loans, special improvement district bonds, and various capitalized lease obligations.
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
Fair Value
We estimated the fair value of debt based on borrowing rates available as of March 31, 2016 for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Annual Estimated Debt Service Requirements

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Principal
CERP	$30	$101	$25	$25	$3,350	$1,150	$4,681
CGP	18	36	25	201	300	1,786	2,366
Total principal	48	137	50	226	3,650	2,936	7,047

Estimated Interest
CERP	340	380	380	380	390	130	2,000
CGP	150	180	180	180	160	150	1,000
Total interest	490	560	560	560	550	280	3,000

Principal and Interest
CERP	370	481	405	405	3,740	1,280	6,681
CGP	168	216	205	381	460	1,936	3,366
Total principal and interest	$538	$697	$610	$786	$4,200	$3,216	$10,047
CERP Debt

	March 31, 2016				December 31, 2015
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Term Loan (2)	2020	7.00%	$2,444	$2,399	$2,403
CERP Revolving Credit Facility (3)	2018	variable	75	75	80
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	992	992
CERP Second Lien Notes	2021	11.00%	1,150	1,139	1,138
Capitalized Lease Obligations and other	to 2017	various	12	12	14
Total CERP Debt			4,681	4,617	4,627
Current Portion of CERP Long-Term Debt			(112)	(112)	(117)
CERP Long-Term Debt			$4,569	$4,505	$4,510
__________________________
(1)     Interest rate is fixed, except where noted.
(2)    Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of March 31, 2016.
(3)    Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGP Debt

	March 31, 2016				December 31, 2015
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CGPH Credit Facilities
CGPH Senior Secured Term Loan (2)	2021	6.25%	$1,154	$1,124	$1,126
CGPH Senior Secured Revolving Credit Facility (3)	2019	variable	15	15	45
CGPH Notes	2022	9.38%	675	660	660
Horseshoe Baltimore Credit and FF&E Facilities
Horseshoe Baltimore Credit Facility (4)	2020	8.25%	299	288	288
Horseshoe Baltimore Revolving Facility Loan (5)	2018	variable	—	—	—
Horseshoe Baltimore FF&E Facility (4)	2019	8.75%	26	26	27
Cromwell Credit Facility (4)	2019	11.00%	175	169	169
Other Secured Debt	2018	8.00%	5	4	4
Special Improvement District Bonds	2037	5.30%	14	14	14
Capital Lease Obligations and other	2016 to 2017	various	3	3	4
Total CGP Debt			2,366	2,303	2,337
Current Portion of CGP Long-Term Debt			(38)	(38)	(70)
CGP Long-Term Debt			$2,328	$2,265	$2,267
___________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of March 31, 2016.

(3)	Variable interest rate calculated as LIBOR plus 5.25%.

(4)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1.25% floor. The rate is set at the 1.25% floor as of March 31, 2016.

(5)	Variable interest rate calculated as LIBOR plus 7.00%.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Facility	Covenant Type	Effective Period	Requirement
CERP Credit Facilities	CERP Maximum SSLR	From inception	8.00	to 1.00
CGPH Senior Secured Term Loan	CGPH Maximum SSLR	From inception	6.00	to 1.00
Horseshoe Baltimore Credit and FF&E Facilities (1)	CBAC Maximum SSLR	Q1 - Q4 2016	7.50	to 1.00
	CBAC Maximum SSLR	Q1 - Q4 2017	6.00	to 1.00
	CBAC Maximum SSLR	Q1 2018 and thereafter	4.75	to 1.00
Cromwell Credit Facility	Cromwell Maximum SSLR	Q2 2015 - Q1 2016	5.25	to 1.00
	Cromwell Maximum SSLR	Q2 2016 - Q1 2017	5.00	to 1.00
	Cromwell Maximum SSLR	Q2 2017 and thereafter	4.75	to 1.00
________________________________

(1)	CBAC Borrower, LLC (“CBAC”) is a joint venture in which Caesars Baltimore Investment Company, LLC (“CBIC”) holds an interest. CBIC is a wholly owned subsidiary of CGP.
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
Note 10 — Earnings Per Share
Basic earnings per share is computed by dividing the applicable income amounts by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing the applicable income amounts by the sum of weighted-average number of shares of common shares outstanding and dilutive potential common shares.
For periods in which Caesars generated net losses, the weighted-average basic shares outstanding was used in calculating diluted loss per share because using diluted shares would be anti-dilutive to loss per share.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Income/(loss) from continuing operation, net of income taxes	$(308)	$6,779
Loss from discontinued operation, net of income taxes	—	(7)
Net income/(loss) attributable to Caesars	$(308)	$6,772

Weighted average common share outstanding	145	145
Dilutive potential common shares: Stock options	—	2
Weighted average common shares and dilutive potential common shares	145	147

Basic income/(loss) per share from continuing operations	$(2.12)	$46.86
Basic loss per share from discontinued operations	—	(0.05)
Basic income/(loss) per share	$(2.12)	$46.81

Diluted income/(loss) per share from continuing operations	$(2.12)	$46.17
Diluted loss per share from discontinued operations	—	(0.05)
Diluted income/(loss) per share	$(2.12)	$46.12
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended March 31,
(In millions)	2016	2015
Stock options	11	3
Restricted stock units and awards	6	1
Total anti-dilutive common shares	17	4
Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2016	2015
Food and Beverage	$73	$84
Rooms	60	64
Other	7	9
	$140	$157

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2016	2015
Food and Beverage	$44	$52
Rooms	20	23
Other	3	5
	$67	$80
Note 12 — Stock-Based Compensation
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
Composition of Stock-Based Compensation Expense

	Three Months Ended March 31,
(In millions)	2016	2015
Corporate expense	$8	$14
Property, general, administrative, and other	2	1
Total stock-based compensation expense	$10	$15
Stock Option Activity

	March 31, 2016		December 31, 2015
	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price
Outstanding at end of period	10,424,431	$11.75	10,638,219	$12.90
Restricted Stock Unit Activity

	March 31, 2016		December 31, 2015
	Units	Wtd Avg Fair Value	Units	Wtd Avg Fair Value
Outstanding at end of period	10,127,034	$9.32	6,329,435	$12.06
Granted during 2016	5,052,202	6.27	N/A	N/A
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
Stock-based compensation expense attributable to CIE is recorded in property, general, administrative, and other expenses in the statements of operations and totaled $28 million and $13 million for the three months ended March 31, 2016 and 2015, respectively. As of the March 31, 2016 and December 31, 2015, the liability related to CIE’s stock-based compensation awards was $124 million

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and $107 million, respectively. The current portion is recorded in accrued expenses and other current liabilities on our balance sheets, while the long-term portion is recorded in deferred credits and other liabilities.
Stock Option Activity

	March 31, 2016		December 31, 2015
	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price
Outstanding at end of period	20,899	$9,805.35	21,057	$9,584.64
Granted during 2016	263	17,370.00	N/A	N/A
Restricted Stock Unit Activity

	March 31, 2016		December 31, 2015
	Units	Wtd Avg Fair Value	Units	Wtd Avg Fair Value
Outstanding at end of period	4,418	$7,803.53	4,539	$7,827.24
Granted during 2016	58	15,740.00	N/A	N/A
Note 13 — Income Taxes
Caesars’ provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three months ended March 31, 2016 and 2015. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended March 31, 2016 and 2015.
Income Tax Allocation

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Income/(loss) from continuing operations, before income taxes	$(234)	$6,996
Income tax provision	$(40)	$(192)
Effective tax rate	(17.1)%	2.7%
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
The effective tax rate for the three months ended March 31, 2016 differed from the expected federal tax benefit of 35% primarily due to losses from continuing operations not tax benefitted. The tax expense giving rise to the negative effective tax rate for the three months ended March 31, 2016 was primarily due to the profitable operations of CIE which are not consolidated with CEC for federal, state, or foreign tax purposes. The effective tax rate for the three months ended March 31, 2015 differed from the expected federal tax benefit of 35% primarily due to the nontaxable portion of the gain on deconsolidation of CEOC.
The amounts recorded as tax assets, tax liabilities, tax reserves and tax provision reflect CEC’s conclusion that certain challenged transactions identified in Note 1 were negotiated in good faith and the Caesars tax consolidated group received fair value for assets transferred. These amounts could change if litigation and potential claims related to the challenged transactions are resolved unfavorably. If that occurs, changes may be necessary to reduce tax assets and increase tax liabilities, tax reserves and the tax

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

provision recorded in CEC’s financial statements. Such changes could be material.  Management cannot predict the various potential outcomes of pending litigation and other potential claims, thus cannot estimate the reasonably possible amount or range of effects, if any, to the recorded tax accounts.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 14 — Segment Reporting
We view each casino property and CIE as operating segments and currently aggregate all such casino properties and CIE into three reportable segments based on management’s view, which aligns with their ownership and underlying credit structures: CERP, CGP Casinos, and CIE. CGP Casinos is comprised of all subsidiaries of CGP excluding CIE. CIE is comprised of the subsidiaries that operate CGP’s social and mobile games operations and WSOP. CEOC remained a reportable segment until its deconsolidation effective January 15, 2015 (see Note 1).
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
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.
Condensed Statements of Operations - By Segment

	Three Months Ended March 31, 2016
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Other revenues	$73	$46	$—	$1	$(5)	$115
Net revenues	528	416	228	1	(5)	1,168
Depreciation and amortization	73	39	7	—	—	119
Income/(loss) from operations	78	63	54	(41)	—	154
Interest expense	99	51	1	1	(1)	151
Deconsolidation and restructuring of CEOC and other	(1)	1	—	(236)	(1)	(237)
Income tax benefit/(provision)	6	—	(32)	(14)	—	(40)
____________________

(1)	Includes foreign net revenues of $188 million.

	Three Months Ended March 31, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Other revenues	$24	$71	$37	$—	$4	$(10)	$126
Net revenues	164	528	390	177	8	(14)	1,253
Depreciation and amortization	11	49	34	7	1	—	102
Income/(loss) from operations	9	106	164	41	(176)	—	144
Interest expense	87	101	46	2	2	—	238
Deconsolidation and restructuring of CEOC and other	—	—	(2)	—	7,092	—	7,090
Income tax provision	—	(2)	—	(13)	(177)	—	(192)
____________________

(1)	Includes foreign net revenues of $141 million.

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

	Three Months Ended March 31, 2016
(In millions)	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Net income/(loss) attributable to company	$(16)	$13	$17	$(322)	$—	$(308)
Net income attributable to noncontrolling interests	—	—	4	30	—	34
Income tax (benefit)/provision	(6)	—	32	14	—	40
Deconsolidation and restructuring of CEOC and other	1	(1)	—	236	1	237
Interest expense	99	51	1	1	(1)	151
Depreciation and amortization	73	39	7	—	—	119
Corporate expense	11	7	—	24	(1)	41
Other operating costs	2	1	—	19	—	22
Property EBITDA	$164	$110	$61	$2	$(1)	$336

	Three Months Ended March 31, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Net income/(loss) attributable to company	$(85)	$3	$121	$21	$6,712	$—	$6,772
Net income/(loss) attributable to noncontrolling interests	—	—	(5)	5	25	—	25
Loss from discontinued operations, net of income taxes	7	—	—	—	—	—	7
Income tax provision	—	2	—	13	177	—	192
Deconsolidation and restructuring of CEOC and other	—	—	2	—	(7,092)	—	(7,090)
Interest expense	87	101	46	2	2	—	238
Depreciation and amortization	11	49	34	7	1	—	102
Corporate expense	7	12	7	—	21	—	47
Other operating costs	4	2	(114)	—	157	(1)	48
Property EBITDA	$31	$169	$91	$48	$3	$(1)	$341

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Balance Sheets - By Segment

	As of March 31, 2016
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Total assets	$7,062	$4,170	$472	$1,320	$(884)	$12,140
Total liabilities	6,105	2,571	252	1,355	(89)	10,194
____________________

(1)	Includes foreign assets of $276 million and foreign liabilities of $58 million.

	As of December 31, 2015
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Total assets	$7,028	$4,174	$485	$1,409	$(901)	$12,195
Total liabilities	6,073	2,583	269	1,155	(118)	9,962
____________________

(1)	Includes foreign assets of $281 million and foreign liabilities of $57 million.
Note 15 — Related Party Transactions

	Three Months Ended March 31,
(In millions)	2016	2015
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$6	$2
Expenses paid to Sponsors’ portfolio companies	1	2
Expenses paid on behalf of CAC	6	10
Transactions with CEOC
Shared services allocated expenses to CEOC	91	75
Shared services allocated expenses from CEOC	25	15
Management fees incurred	10	9
Octavius Tower lease revenue	9	7
Other expenses incurred	7	3
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of March 31, 2016, Hamlet Holdings beneficially owned a majority of CEC’s common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of CEC’s directors.
Reimbursements and Expenses
CEC has a services agreement with the Sponsors relating to the provision of financial and strategic advisory services and consulting services. The Sponsors have granted an ongoing waiver of the monitoring fees for management services; however, we reimburse the Sponsors for expenses they incur related to these management services and certain legal expenses. The reimbursed expenses are included in corporate expense and are included in the table above.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Sponsors’ Portfolio Companies
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
Transactions with CEOC
As described in Note 2, upon its filing for reorganization under Chapter 11 of the Bankruptcy Code and its subsequent deconsolidation, transactions with CEOC are no longer eliminated in consolidation and are considered related party transactions for Caesars. A summary of these transactions is provided in the table above.
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
We continue to be self-insured for workers compensation and other risk insurance as of March 31, 2016. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.
Services Joint Venture
CES provides certain corporate and administrative services to its Members, and the costs of these services are allocated among the Members, which include CEOC. CEOC reimburses CES for the allocated costs. The CES allocated costs include amounts for insurance coverage (see Note 1).
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
Cross Marketing and Trademark License Agreement
CIE and CEOC have a Cross Marketing and Trademark License Agreement in effect until December 31, 2026, unless terminated earlier pursuant to the terms of the agreement. The agreement grants CIE the exclusive right to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3.0% royalty. This agreement also provides for cross-marketing and promotional activities between CIE and CEOC, including participation by CIE in Caesars’ Total Rewards loyalty program. CEOC also receives a revenue share from CIE for customer referrals. Amounts are included within other expenses incurred in the table above.
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
As of March 31, 2016 and December 31, 2015, due from affiliates was $34 million and $32 million, respectively, and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of both March 31, 2016 and December 31, 2015, due to affiliates was $16 million and represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.

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
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Statements of Operations and Comprehensive Income as our “Statements of Operations,” and (iii) our Consolidated Condensed Balance Sheets as our “Balance Sheets.” Note references are to the notes to consolidated condensed financial statements included in Item 1, “Unaudited Financial Statements.”
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three months ended March 31, 2016 and 2015 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 10-K”).
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
Overview

In 2016, we expect to begin experiencing certain inflationary cost increases, including salary and benefits, and are focused on offsetting these increases through enhanced productivity efforts. Through the first quarter 2016, we have been largely successful in accomplishing this and maintaining our cost efficiencies established in 2015. We continue to experience elevated expenses due to restructuring efforts as we navigate the reorganization of Caesars Entertainment Operating Company, Inc. (“CEOC”). These costs may accelerate over time.
Our business is operated through CEC, which is primarily a holding company with no independent operations of its own, and our three reportable segments:

•	Caesars Entertainment Resort Properties (“CERP”);

•	Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”); and

•	Caesars Interactive Entertainment (“CIE”).
CEOC was a reportable segment until its deconsolidation effective January 15, 2015 (see Note 1).
Summary of Events and Key Drivers of 2016 Performance

The following are the significant events and the key drivers of our performance. The Discussion of Operating Results should be read in conjunction with this summary.
CEC Going Concern
We have identified the following circumstances that raise substantial doubt about CEC’s ability to continue as a going concern:

•
we have limited cash available to meet financial commitments of CEC, primarily resulting from significant expenditures made to (1) defend against the matters disclosed below under “Litigation” and (2) support CEOC’s plan of reorganization (the “Restructuring”);

•	we have made material future commitments to support the Restructuring; and

•
we are a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010, that if resolved against us would raise substantial doubt about CEC’s ability to continue as a going concern.

In connection with the Restructuring and litigation noted above, during 2015 and into 2016, CEC has incurred legal and professional fees and expenses at levels significantly higher than historical amounts. For example, we accrued $1.0 billion of restructuring and support expenses during the second half of 2015, of which we paid $148 million in the fourth quarter of 2015, and we have accrued an additional $237 million in restructuring and support expenses during the first quarter of 2016. In addition, in 2015, we incurred $73 million in legal and professional fees associated with reorganization efforts and ongoing litigation and an additional $21 million during the first quarter of 2016.
The circumstances set forth above and described in more detail in Note 1, individually and collectively, raise substantial doubt about CEC’s ability to continue as a going concern between now and the Effective Date of the Restructuring, while continuing to also meet our commitments on an ongoing basis, as well as those related to the CEOC Restructuring. Under the terms of the Restructuring, all related litigation is expected to be resolved. However, if CEC is unable to obtain additional sources of cash when needed, in the event of a material adverse ruling on one or all of the litigation matters disclosed in Note 1, or if CEOC does not emerge from bankruptcy on a timely basis on terms and circumstances satisfactory to CEC, it is likely that CEC would seek reorganization under Chapter 11 of the United States Bankruptcy Code.
CERP
Net Revenues
CERP net revenues in 2016 were flat compared with the prior year, primarily as a result of the following offsetting factors:

•
Expansion of resort fees to all properties in our portfolio during 2015 and improved hotel yield drove an increase in CERP’s hotel average cash daily rate to $123 in the first quarter of 2016 from $112 in the prior year period;

•	Slot volumes declined by an aggregate 8%, coupled with minimal impact from hold fluctuations; and

•
The Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”), located adjacent to Harrah’s Atlantic City, was completed in the third quarter 2015 and generated $3 million in food and beverage revenue during the first quarter 2016.

Operating Expenses
Operating expenses were flat in 2016 compared to the prior year period except for an increase of $24 million in depreciation and amortization expense. In connection with ongoing property renovation projects at Harrah’s Las Vegas and Flamingo Las Vegas, the depreciation of certain assets was accelerated due to their removal and replacement, which resulted in an increase in CERP’s depreciation and amortization expense of $20 million in the first quarter of 2016.
CGP Casinos
Net Revenues
CGP Casinos net revenues increased to $416 million in 2016 compared with $390 million in the prior year period.

•	New Orleans smoking ban enacted in April 2015 contributed to a 17% decline in slot volume at Harrah’s New Orleans.

•
Completion of room renovations at The LINQ Hotel & Casino (“The LINQ Hotel”) during the first half of 2015 contributed a $14 million increase in rooms revenue during the first quarter of 2016 compared with the prior year period due to increases in available and occupied rooms and improved hotel yield, resulting in increased hotel average daily cash rate (“cash ADR”). The higher volume of guests and visitors subsequent to renovation also led to increases at The LINQ Hotel of $4 million in both casino revenues and food and beverage revenues.

•
An increase in other revenues in 2016 was driven by the $7 million increase at Planet Hollywood Resort & Casino, which generated higher entertainment revenue primarily due to the addition of the Jennifer Lopez residency in the current year.

CIE
CIE net revenues increased to $228 million during the first quarter of 2016 compared with $177 million in the prior year period. CIE has continued to experience strong organic growth in social and mobile games due to the focus on increasing the number of users and the conversion of those users into players who purchase CIE’s virtual currency, which contributed to the 13% increase in average revenue per user.
CIE Key Performance Indicators
Three Months Ended March 31, 2016 and 2015
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
Recent Accounting Pronouncements
See Note 4 for discussions of the adoption and potential impacts of recently issued accounting standards.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” in MD&A of the 2015 10-K. There have been no changes to these policies during the three months ended March 31, 2016.
Discussion of Operating Results

As described above, we deconsolidated CEOC effective January 15, 2015. Because our operating results for 2015 are not comparable with 2016 as a result of the deconsolidation of CEOC, we have disaggregated our discussion and analysis of results into two components:

•	Consolidated Operating Results: Section includes a summary of CEOC’s results for the first 15 days in 2015; and

•	CERP, CGP Casinos, and CIE: Sections provide discussion and analysis focusing on the results of operations and key metrics for those entities that remain in the consolidated Caesars entity.
We have then presented an analysis of other factors affecting net income/(loss) and consolidated results of operations by reportable segment, both of which include CEOC as a reportable segment for the first 15 days of 2015.

Consolidated Operating Results

	Three Months Ended March 31,
	2016	2015
	(A)	(B)			(A) vs. (B)
	CERP, CGP Casinos and CIE (1)	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars	Fav/(Unfav)
(Dollars in millions)					$	%
Casino revenues	$530	$542	$118	$660	$(12)	(2.2)%
Net revenues	$1,168	$1,095	$158	$1,253	$73	6.7%
Income from operations	$154	$135	$9	$144	$19	14.1%
Deconsolidation and restructuring of CEOC and other	$(237)	$7,090	$—	$7,090	$(7,327)	*
Income/(loss) from continuing operations, net of income taxes	$(274)	$6,882	$(78)	$6,804	$(7,156)	*
Loss from discontinued operations, net of income taxes	$—	$—	$(7)	$(7)	$—	—%
Net income/(loss) attributable to Caesars	$(308)	$6,857	$(85)	$6,772	$(7,165)	*
Property EBITDA (3)	$336	$310	$31	$341	$26	8.4%
Operating margin (4)	13.2%	12.3%	5.7%	11.5%	—	0.9 pts
___________________

*	Not meaningful.

(1)	Includes CERP, CGP Casinos, CIE, and associated parent company and elimination adjustments that represent the Caesars structure as of March 31, 2016, and for subsequent periods.

(2)
Includes eliminations of intercompany transactions and other consolidating adjustments. Since CEOC was deconsolidated effective January 15, 2015, CEOC’s operations are included in our consolidated results for the first 15 days of 2015, but there are no comparable amounts for the 2016 first quarter.

(3)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(4)	Operating margin is calculated as income from operations divided by net revenues.

Analysis of Key Drivers of Revenue Performance for CERP, CGP Casinos, and CIE
Net Revenues

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%
Casino	$530	$542	$(12)	(2.2)%
Food and beverage	206	200	6	3.0%
Rooms	229	204	25	12.3%
Interactive entertainment	228	177	51	28.8%
Other	115	108	7	6.5%
Less: casino promotional allowances (“Casino promo”)	(140)	(136)	(4)	(2.9)%
Net revenues	$1,168	$1,095	$73	6.7%
Net revenues increased $73 million in 2016, with the most significant improvements coming from CIE’s online games business and rooms revenues from hotel stays at our casino properties. Our gaming-related revenues and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. The following are key drivers of year over year performance.

Increase/(Decrease) in Net Revenues by Category
Three Months Ended March 31, 2015 and 2016
Cash ADR (1)
Three Months Ended March 31, 2015 and 2016
____________________

(1)	Cash ADR is a key indicator by which we evaluate the performance of our properties and is determined by room revenue and rooms occupied.

Three Months Ended March 31, 2016 versus 2015

•	Continued organic growth in CIE’s social and mobile games business.
•	Renovated rooms at The LINQ Hotel increased available rooms, and the expansion of our resort fee program to all properties in our portfolio improved cash ADR.
•	Improved occupancy rate for hotels in Las Vegas to 94% from 92%.
•	Increased entertainment revenue at Planet Hollywood Resort & Casino.
•	Opened the Atlantic City Conference Center in the third quarter 2015.
•	Declined slot volume at CERP properties in both Las Vegas and Atlantic City.
•	Declined slot volume at Harrah’s New Orleans caused by the smoking ban enacted in April 2015.

Analysis of Key Drivers of Income/(Loss) from Operations Performance for CERP, CGP Casinos, and CIE
Income from operations increased $19 million in 2016. After net revenues, the key drivers of income from operations are primarily depreciation and amortization; property, administrative, general and other; and other operating costs.
Income from Operations - Category

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%
Net revenues	$1,168	$1,095	$73	6.7%

Operating expenses
Casino	285	284	(1)	(0.4)%
Food and beverage	93	92	(1)	(1.1)%
Rooms	59	51	(8)	(15.7)%
Platform fees	64	49	(15)	(30.6)%
Property, general, administrative, and other (“PGA & O”)	331	309	(22)	(7.1)%
Depreciation and amortization (“Depreciation”)	119	91	(28)	(30.8)%
Corporate expense	41	40	(1)	(2.5)%
Other operating costs	22	44	22	50.0%
Total operating expenses	1,014	960	(54)	(5.6)%
Income from operations	$154	$135	$19	14.1%

Increase/(Decrease) in Income from Operations
Three Months Ended March 31, 2015 and 2016

Three Months Ended March 31, 2016 versus 2015

•	Completed renovations at The LINQ Hotel in 2015.
•	Improved other operating costs as 2015 includes the accrual of a $35 million additional payment to CEOC (see Note 1), which was partially offset by increased legal fees in 2016.
•	Improved cash ADR and increased average occupancy rate for hotels in Las Vegas.
•	Continued increase in CIE’s social and mobile games revenues was partially offset by the related increase in platform fees.
•	Increase in PGA & O primarily due to share-based compensation expense.
•	Accelerated depreciation related to ongoing property renovations.

Reportable Segments
Segment results in this MD&A are presented consistent with the way Caesars management assesses the results subsequent to the deconsolidation of CEOC, which is a consolidated view that adjusts for the impact of certain transactions between reportable segments within Caesars for all periods presented, as described below. Therefore, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their separate filings.
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.
CEOC is included in our operating results for the period prior to its deconsolidation on January 15, 2015, as described in Note 2.
Net Revenues - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%
CEOC	$—	$164	$(164)	*
CERP	528	528	—	—%
CGP Casinos	416	390	26	6.7%
CIE	228	177	51	28.8%
Other	(4)	(6)	2	33.3%
Total	$1,168	$1,253	$(85)	*
____________________

*	Not meaningful due to the deconsolidation of CEOC.
Income/(Loss) from Operations - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%
CEOC	$—	$9	$(9)	*
CERP	78	106	(28)	(26.4)%
CGP Casinos	63	164	(101)	(61.6)%
CIE	54	41	13	31.7%
Other	(41)	(176)	135	76.7%
Total	$154	$144	$10	*
____________________

*	Not meaningful due to the deconsolidation of CEOC.
Interest Expense - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%
CEOC	$—	$87	$87	*
CERP	99	101	2	2.0%
CGP Casinos	51	46	(5)	(10.9)%
CIE	1	2	1	50.0%
Other	—	2	2	100.0%
Total	$151	$238	$87	36.6%
____________________

*	Not meaningful due to the deconsolidation of CEOC.

Other Factors Affecting Net Income/(Loss) - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%
Deconsolidation and restructuring of CEOC and other	$(237)	$7,090	$(7,327)	*
Income tax provision	(40)	(192)	152	79.2%
____________________

*	Not meaningful.
Interest Expense
Consolidated interest expense decreased $87 million for the three months ended March 31, 2016 compared with the corresponding prior year period primarily due to the CEOC deconsolidation. Excluding the effect of the CEOC deconsolidation, interest expense was relatively flat in the three months ended March 31, 2016 compared to the prior year first quarter.
Deconsolidation and Restructuring of CEOC and Other
As described in Note 2, effective January 15, 2015, we deconsolidated CEOC and recognized a gain of $7.1 billion during the three months ended March 31, 2015. As described in Note 1, during the three months ended March 31, 2016, we accrued an additional $237 million of expenses associated with the CEOC restructuring.
Income Taxes
The effective tax rate for the three months ended March 31, 2016 was negative 17.1% and the effective tax rate for the three months ended March 31, 2015 was 2.7%. See Note 13 for a detailed discussion of income taxes and the effective tax rate.
Liquidity and Capital Resources

Liquidity Discussion and Analysis
As described above, CEOC filed for reorganization under Chapter 11 of the Bankruptcy Code, and we deconsolidated CEOC effective January 15, 2015. As such, all amounts presented in the following analysis exclude the amounts related to CEOC for periods subsequent to the deconsolidation of CEOC.
We do not believe that the event of default by CEOC resulting from its bankruptcy filing will directly affect the liquidity of CEC and its consolidated operating subsidiaries as of March 31, 2016, due to the absence of cross-default provisions in the indebtedness issued by other CEC subsidiaries and a 2014 modification of a parent guarantee (as discussed in Note 1). However, as stated previously, there is substantial doubt as to CEC’s ability to continue as a going concern as we have limited cash available to meet the financial commitments of CEC, primarily resulting from significant expenditures made to (1) defend the Company against the matters disclosed in Note 1 and (2) support CEOC’s plan of reorganization (the “Restructuring”); we have made material future commitments to support the Restructuring; and we are a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010, that if resolved against us would raise substantial doubt about CEC’s ability to continue as a going concern. See Note 1 for a full description.
We are a highly-leveraged company and had $7.0 billion in face value debt outstanding as of March 31, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As detailed in the table below, our estimated consolidated debt service obligation for the remainder of 2016 (including principal and interest) is $538 million and $9.5 billion thereafter to maturity.
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
Consolidated cash and cash equivalents as of March 31, 2016 as shown in the table below, includes amounts held by CERP, CGP, and Caesars Enterprise Services, LLC (“CES”), which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including $96 million related to its insurance captives.

Cash and Available Revolver Capacity

	March 31, 2016
(In millions)	CERP	CES	CGP	Other
Cash and cash equivalents (1)	$211	$64	$951	$218
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(75)	—	(15)	—
Total	$406	$64	$1,096	$218
____________________

(1)	CGP’s cash and cash equivalents includes $83 million held by foreign subsidiaries.
Annual Estimated Debt Service Requirements

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
CERP	$370	$481	$405	$405	$3,740	$1,280	$6,681
CGP	168	216	205	381	460	1,936	3,366
Total	$538	$697	$610	$786	$4,200	$3,216	$10,047
We generated consolidated operating cash inflows of $117 million for the three months ended March 31, 2016, including operating cash inflows of $102 million and $138 million from CERP and CGP, respectively. Our cash flows from operations include outflows by CEC related to the Restructuring of CEOC and by CES related to cash payments on behalf of its Members for expenses accrued but not paid during 2015.
CERP and CGP’s sources of liquidity are independent of one another and primarily include currently available cash and cash equivalents, cash flows generated from their operations, and borrowings under their separate revolving credit facilities (see Note 9). Operating cash inflows are typically used for operating expenses, debt service costs, and working capital needs. CERP and CGP are highly leveraged, and a significant portion of their liquidity needs are for debt service, as summarized above.
CERP generated a net loss of $16 million during the three months ended March 31, 2016, which includes the impact of non-cash items such as depreciation and amortization expense of $73 million during the quarter. Other than accelerated depreciation and amortization expense compared with the prior year quarter (described above), CERP’s operating activities were stable and yielded operating cash flows of $102 million, which is a slight improvement of $6 million compared with the prior year first quarter.
CERP’s capital expenditures were $27 million during the period in support of its ongoing property renovations, which was relatively consistent with the prior year first quarter. In addition to acquisitions of property and equipment, CERP also has commitments related to its long-term debt and revolving credit facility. During the 2016 quarter, CERP incurred $99 million of interest expense, of which $48 million was paid in cash, and repaid $12 million net primarily on its revolving line of credit ($40 million in revolver draws more than offset by $52 million in payments).
CGP (CGP Casinos and CIE combined) generated net income of $30 million during the three months ended March 31, 2016, which includes the impact of non-cash items such as depreciation and amortization expense of $46 million and stock-based compensation expense of $29 million during the quarter. CGP’s operating cash flows increased to $138 million, which is an improvement of $127 million compared with the prior year first quarter primarily due to the improved operating results described above for CGP Casinos and CIE.
CGP’s capital expenditures were $19 million during the period, which was a reduction compared with the prior year first quarter due to property renovations that were completed during the first half of 2015. In addition to acquisitions of property and equipment, CGP also has commitments related to its long-term debt and revolving credit facility. During the 2016 quarter, CGP incurred $51 million of interest expense, of which $32 million was paid in cash, and repaid $36 million net primarily on its revolving line of credit ($15 million in revolver draws more than offset by $51 million in payments).
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

We believe that CERP and CGP’s cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations during the remainder of 2016, as well as remaining 2016 estimated interest and principal payments due on long-term debt totaling $538 million. However, if needed, their existing cash and cash equivalents and availability under their revolving credit facility are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under their lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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
Summary of Capital Expenditures

	Three Months Ended March 31,		Increase/ (Decrease)
(In millions)	2016	2015
Development	$2	$41	$(39)
Renovation/refurbishment	43	54	(11)
Other	5	5	—
Total capital expenditures	$50	$100	$(50)

Included in capital expenditures:
Capitalized payroll costs	$—	$1
Capitalized interest	—	3
For the three months ended March 31, 2016, capital expenditures were primarily related to hotel renovation projects at Harrah’s Las Vegas, Paris Las Vegas, and Planet Hollywood. Capital expenditures decreased compared with the prior year period primarily due to the completion of the Atlantic City Conference Center which was still under construction in the first quarter 2015.
Projected Capital Expenditures for 2016

(In millions)	Low	High
CERP	$140	$165
CGP	90	115
CES	35	45
Total	$265	$325
We expect to fund these capital expenditures from cash flows generated by our operating activities. CES capital expenditures will be funded by its Members. Our projected capital expenditures for 2016 include estimates for:

•	remodel projects at CERP’s Harrah’s Las Vegas and Paris Las Vegas;

•	remodel projects at CGP’s Planet Hollywood;

•	hospitality and maintenance projects; and

•	IT, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.

Our planned development projects, if they proceed, will require, individually and in the aggregate, significant capital commitments. When completed, these projects may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.
There are various risks and uncertainties and the expected capital expenditures set forth above may change for various reasons, including our financial performance, market conditions and the CEOC bankruptcy process.
Contractual Obligations and Commitments
Material changes to our aggregate indebtedness, if any, are described in Note 9.
Except as described in Note 1, as of March 31, 2016, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2015 10-K.
Reconciliation of Non-GAAP Financial Measures
Property earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a supplemental measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that the Company does not consider indicative of its ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that, in the future, the Company may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
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
Reconciliation of Property EBITDA

	Three Months Ended March 31,
(In millions)	2016	2015
Net income/(loss) attributable to Caesars	$(308)	$6,772
Net income attributable to noncontrolling interests	34	25
Loss from discontinued operations, net of income taxes	—	7
Income tax provision	40	192
Deconsolidation and restructuring of CEOC and other	237	(7,090)
Interest expense	151	238
Depreciation and amortization	119	102
Corporate expense	41	47
Other operating costs	22	48
Property EBITDA	$336	$341

Segment Property EBITDA

	Three Months Ended March 31,		2016 - 2015 Change
			Increase/(Decrease)
(Dollars in millions)	2016	2015	$	%
CERP	$164	$169	$(5)	(3.0)%
CGP Casinos	110	91	19	20.9%
CIE	61	48	13	27.1%
Other	1	2	(1)	(50.0)%
Total CERP, CGP Casinos, and CIE	336	310	26	8.4%
CEOC	—	31	(31)	*
Total Consolidated Caesars	$336	$341	(5)	*
____________________

*	Not meaningful due to the deconsolidation of CEOC.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," "present," "preserve," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the CEOC Restructuring and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the outcome of currently pending or threatened litigation and demands for payment by certain creditors and by the National Retirement Fund against CEC;

•	the effects of CEOC’s bankruptcy on CEOC and its subsidiaries and affiliates, including us, and the interest of various creditors, equity holders and other constituents;

•
CEC’s limited cash balances and sources of available cash, including CEC’s ability (or inability) to secure additional liquidity to meet its ongoing obligations and its commitments to support the CEOC Restructuring as necessary and CEC’s financial obligations exceeding or becoming due earlier than what is currently forecast;

•	the event that the First Lien RSAs may not be consummated in accordance with their terms, or persons not party to the First Lien RSAs may successfully challenge the implementation thereof;

•
the length of time CEOC will operate in the Chapter 11 cases and CEOC’s failure to comply with the milestones previously provided by the First Lien RSAs or that may be included in other agreements relating to the Restructuring;

•	risks associated with third party motions in the Chapter 11 cases, which may hinder or delay CEOC’s ability to consummate the restructuring as contemplated by the First Lien RSAs;

•	the adverse effects of the Chapter 11 proceedings and related litigation on our liquidity or results of operations;

•
the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular, including reductions in consumer discretionary spending due to economic downturns or other factors;

•	the financial results of our consolidated businesses;

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including our ability to refinance our indebtedness on acceptable terms;

•	the ability of CEOC’s customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

•
changes in the extensive governmental regulations to which we are subject, and changes in laws, including increased tax rates, smoking bans, gaming regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	our ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•
the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, any ongoing weakness in the gaming industry, the Restructuring of CEOC, or any other factors;

•	differences in our interests and those of our Sponsors;

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

•
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, including losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of our facilities;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to insurance on reasonable terms for our assets;

•
our dependence on CES and its management for services pursuant to the Omnibus License and Enterprise Services Agreement, access to intellectual property rights, the Total Rewards loyalty program, its customer database and other services, rights and information, and our dependence on Caesars Entertainment’s management;

•	the impact of a bankruptcy by other third parties that we depend on;

•	continued growth in consumer demand for non-gaming activities replacing demand for gambling;

•	CERP’s ability to renew our agreement to host the World Series of Poker’s Main Event;

•	our ability to retain our resident performers on acceptable terms;

•	uncertainty in the completion of projects neighboring our properties that are expected to be beneficial to our properties;

•	our ability to realize any or all of our projected cost savings;any impairments to goodwill, indefinite-lived intangible assets, or long- lived assets that we may incur;

•	fluctuations in energy prices;

•	our ability to recover on credit extended to our customers;

•	damage caused to our brands due to the unauthorized use of our brand names by third parties;

•	the failure of CES and CEOC to protect the trademarks that are licensed to us;

•	the effects of compromises to our information systems or unauthorized access to confidential information or our customers’ personal information;

•	the effects of deterioration in the success of third parties adjacent to our business;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” in our 2015 10-K.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk in 2016. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2015 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2010, as well as certain other litigation. See Note 3 for full details of the matters outlined below.
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
Other Litigation
Litigation commenced by Nicholas Koskie on December 30, 2014 (the “Merger Lawsuit”)
Litigation commenced by Hilton on December 24, 2014 (the “Hilton Lawsuit”)
Litigation commenced by Trustees of the National Retirement Fund in January 2015 (“NRF Litigation”)

Item 1A.	Risk Factors
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.1	Amendment No. 1 Employment Agreement between Caesars Enterprise Services, LLC and Tariq Shaukat.	—	8-K	—	10.1	4/11/2016

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.	X	—	—	—	—
_______________

† Denotes a management contract or compensatory plan or arrangement.
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 5, 2016	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer