Form 10-Q
period 2016-06-30
CAESARS ENTERTAINMENT Corp
filed 2016-08-02
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common stock, $0.01 par value	146,922,790

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents ($1,133 and $1,060 attributable to our VIEs)	$1,525	$1,338
Restricted cash ($4 and $4 attributable to our VIEs)	56	59
Receivables, net ($129 and $123 attributable to our VIEs)	200	193
Due from affiliates ($25 and $32 attributable to our VIEs)	25	32
Prepayments and other current assets ($58 and $51 attributable to our VIEs)	126	128
Inventories ($5 and $7 attributable to our VIEs)	16	21
Total current assets	1,948	1,771
Property and equipment, net ($2,576 and $2,620 attributable to our VIEs)	7,511	7,598
Goodwill ($294 and $294 attributable to our VIEs)	1,696	1,696
Intangible assets other than goodwill ($233 and $251 attributable to our VIEs)	500	543
Restricted cash ($5 and $9 attributable to our VIEs)	5	109
Deferred income taxes ($20 and $28 attributable to our VIEs)	20	28
Deferred charges and other assets ($250 and $260 attributable to our VIEs)	437	450
Total assets	$12,117	$12,195

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable ($116 and $141 attributable to our VIEs)	$165	$179
Due to affiliates ($15 and $15 attributable to our VIEs)	17	16
Accrued expenses and other current liabilities ($245 and $272 attributable to our VIEs)	631	588
Accrued restructuring and support expenses	3,170	905
Interest payable ($36 and $37 attributable to our VIEs)	127	131
Current portion of long-term debt ($23 and $70 attributable to our VIEs)	71	187
Total current liabilities	4,181	2,006
Long-term debt ($2,262 and $2,267 attributable to our VIEs)	6,763	6,777
Deferred income taxes ($2 and $4 attributable to our VIEs)	1,004	991
Deferred credits and other liabilities ($218 and $138 attributable to our VIEs)	265	188
Total liabilities	12,213	9,962
Commitments and contingencies (Note 8)
Stockholders’ equity/(deficit)
Caesars stockholders’ equity/(deficit)	(1,394)	987
Noncontrolling interests	1,298	1,246
Total stockholders’ equity/(deficit)	(96)	2,233
Total liabilities and stockholders’ equity/(deficit)	$12,117	$12,195

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenues
Casino	$545	$543	$1,075	$1,203
Food and beverage	204	203	410	429
Rooms	235	221	464	443
Interactive entertainment	248	186	476	363
Other revenue	130	121	245	246
Less: casino promotional allowances	(132)	(133)	(272)	(289)
Net revenues	1,230	1,141	2,398	2,395
Operating expenses
Direct
Casino	279	278	564	634
Food and beverage	100	99	193	202
Rooms	63	57	122	113
Platform fees	68	51	132	100
Property, general, administrative, and other	385	305	716	655
Depreciation and amortization	109	96	228	198
Corporate expense	41	45	82	91
Other operating costs	21	24	43	72
Total operating expenses	1,066	955	2,080	2,065
Income from operations	164	186	318	330
Interest expense	(150)	(147)	(301)	(384)
Deconsolidation and restructuring of CEOC and other	(2,026)	7	(2,263)	7,096
Income/(loss) from continuing operations before income taxes	(2,012)	46	(2,246)	7,042
Income tax benefit/(provision)	(31)	4	(71)	(188)
Income/(loss) from continuing operations, net of income taxes	(2,043)	50	(2,317)	6,854
Loss from discontinued operations, net of income taxes	—	—	—	(7)
Net income/(loss)	(2,043)	50	(2,317)	6,847
Net income attributable to noncontrolling interests	(34)	(35)	(68)	(60)
Net income/(loss) attributable to Caesars	$(2,077)	$15	$(2,385)	$6,787

Earnings/(loss) per share - basic and diluted
Basic earnings/(loss) per share from continuing operations	$(14.25)	$0.10	$(16.39)	$46.93
Basic loss per share from discontinued operations	—	—	—	(0.04)
Basic earnings/(loss) per share	$(14.25)	$0.10	$(16.39)	$46.89

Diluted earnings/(loss) per share from continuing operations	$(14.25)	$0.10	$(16.39)	$46.31
Diluted loss per share from discontinued operations	—	—	—	(0.04)
Diluted earnings/(loss) per share	$(14.25)	$0.10	$(16.39)	$46.27

Weighted-average common shares outstanding - basic	146	145	146	145
Weighted-average common shares outstanding - diluted	146	147	146	147

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)

	Caesars Stockholders’ Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2014	$1	$(19)	$8,140	$(13,104)	$(15)	$(4,997)	$255	$(4,742)
Net income	—	—	—	6,787	—	6,787	60	6,847
Share-based compensation	—	(2)	31	—	—	29	—	29
Elimination of CEOC noncontrolling interest and deconsolidation (1)	—	—	—	—	16	16	854	870
Decrease in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	(8)	(8)
Other	—	—	(4)	—	1	(3)	15	12
Balance as of June 30, 2015	$1	$(21)	$8,167	$(6,317)	$2	$1,832	$1,176	$3,008

Balance as of December 31, 2015	$1	$(21)	$8,191	$(7,185)	$1	$987	$1,246	$2,233
Net income/(loss)	—	—	—	(2,385)	—	(2,385)	68	(2,317)
Share-based compensation	—	(5)	24	—	—	19	—	19
CIE stock transactions, net	—	—	(15)	—	—	(15)	(5)	(20)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(8)	(8)
Other	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2016	$1	$(26)	$8,200	$(9,570)	$1	$(1,394)	$1,298	$(96)
____________________

(1)	The effect of the deconsolidation of CEOC. See Note 1.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows provided by operating activities	$366	$101
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(106)	(227)
Deconsolidation of CEOC cash	—	(958)
Increase in restricted cash	(6)	(30)
Decrease in restricted cash	113	41
Proceeds from the sale and maturity of investments	24	—
Payments to acquire investments	(8)	—
Other	(1)	—
Cash flows provided by/(used in) investing activities	16	(1,174)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	80	190
Repayments of long-term debt and revolving credit facilities	(221)	(258)
Payment of contingent consideration	—	(32)
Repurchase of CIE management shares	(43)	(38)
Distributions to noncontrolling interest owners	(13)	(15)
Other	2	6
Cash flows used in financing activities	(195)	(147)
Cash flows from discontinued operations
Cash flows used in operating activities	—	(7)
Cash used in discontinued operations	—	(7)
Net increase/(decrease) in cash and cash equivalents	187	(1,227)
Cash and cash equivalents, beginning of period	1,338	2,806
Cash and cash equivalents, end of period	$1,525	$1,579

Supplemental Cash Flow Information:
Cash paid for interest	$290	$403
Cash paid for income taxes	46	35
Non-cash investing and financing activities:
Change in accrued capital expenditures	(8)	(11)

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
Note 1 - Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. CEC owns 100% of Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). We also consolidate the results of Caesars Interactive Entertainment, Inc. (“CIE”), a majority owned subsidiary of CGP that operates an online games business and owns the World Series of Poker (“WSOP”) tournaments and brand (see Note 16). As of June 30, 2016, CERP and CGP owned a total of 12 casino properties in the United States, eight of which are in Las Vegas. These eight casino properties represented 53% of consolidated net revenues for both the three and six months ended June 30, 2016.
CEC also holds a majority interest in Caesars Entertainment Operating Company, Inc. (“CEOC”). The results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 15, 2015.
Caesars Enterprise Services, LLC
Caesars Enterprise Services, LLC (“CES”) is a services joint venture formed by CERP, CEOC, and Caesars Growth Properties Holdings, LLC (“CGPH”) (collectively, the “Members”). CES provides certain corporate and administrative services for the Members’ casino properties and related entities, including substantially all of the 28 casino properties owned by CEOC, and 7 casinos owned by unrelated third parties (including four Indian tribal casinos). CES manages certain assets for the casinos to which it provides services and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement, CEC and its operating subsidiaries continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing.
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
Announced Merger with Caesars Acquisition Company
In 2014, Caesars and Caesars Acquisition Company (“CAC”) entered into a merger agreement, which was amended and restated on July 9, 2016 (the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, CAC will merge with and into Caesars, with Caesars as the surviving company (the “Merger”). Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of CAC common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into, and become exchangeable for, shares of CEC common stock in a ratio to ensure that holders of CAC common stock receive shares equal to 27% of the outstanding CEC common stock on a fully diluted basis (prior to the conversion of the CEC Convertible Notes being issued as part of the Restructuring, as defined below) (the “Exchange Ratio”).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Exchange Ratio may be subject to change, and Caesars or CAC may terminate the Merger Agreement under certain circumstances.
We expect the Merger to be accounted for as a transaction among entities under common control, which will result in CAC being consolidated into Caesars at book value as an equity transaction.
Going Concern
Overview
As a result of the following circumstances, we have substantial doubt about CEC’s ability to continue as a going concern:

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
The completion of the Merger is expected to aid CEC in meeting its previously disclosed financial commitments to support the Restructuring. While the cash forecast at CEC currently contemplates liquidity to be sufficient through the end of the year, the CEC cash balance will be consumed by expenses associated with the Restructuring unless we identify additional sources of liquidity to meet CEC’s ongoing obligations as well as its commitments to support the Restructuring. We are evaluating whether we are able to obtain additional sources of cash. Furthermore, if the Merger is not completed for any reason, CEC would still be liable for many of these obligations.
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
CEOC Reorganization
On June 28, 2016, the Debtors filed an amended plan of reorganization (the “Amended Plan”) with the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) that replaces and provides for different terms than the Initial Plan filed in October 2015. CEC, CAC, the Debtors and multiple CEOC creditor groups have agreed to support and vote in favor of the Amended Plan. The confirmation hearing for the Amended Plan has been scheduled for January 2017.
In connection with the Amended Plan, the following agreements with respect to the CEOC reorganization were either entered into or amended (collectively, the “RSAs”):

(a)	First Amended Restructuring Support and Forbearance Agreement dated June 20, 2016, with certain parties holding claims under CEOC’s first lien credit agreement (the “First Lien Bank RSA”);

(b)	Restructuring Support and Forbearance Agreement dated June 21, 2016, with certain parties holding claims under CEOC’s subsidiary guaranteed notes (the “SGN RSA”);

(c)	First Amended and Restated Restructuring Support, Settlement, and Contribution Agreement dated July 9, 2016, with CEOC (the “CEC RSA”);

(d)	Amended and Restated Restructuring Support Agreement dated July 9, 2016, with CAC and CEOC (the “CAC RSA”);

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(e)	Restructuring Support and Settlement Agreement dated June 22, 2016, with the unsecured claimholders’ committee in the Chapter 11 cases (the “UCC RSA”); and

(f)	Restructuring Support and Forbearance Agreement dated July 31, 2016, with certain parties holding claims under CEOC’s second lien note agreements (the “Second Lien Note RSA”) (see Note 16).
The “Effective Date” of the Restructuring (the material terms of which are contained in the RSAs and the Amended Plan) is the date upon which all required conditions of the Restructuring have been satisfied or waived and on which the CEOC reorganization and related transactions become effective.
Due to the amount of consensus indicated among the Amended Plan and the RSAs and the status of negotiations with certain of CEOC’s other creditor groups, we believe it is probable that certain obligations described in the Amended Plan and the RSAs will ultimately be settled, and therefore, we have accrued the items described in the table below that are estimable in accrued restructuring and support expenses on the balance sheets. During the second quarter of 2016, we updated our accruals based on the terms of the Amended Plan and the RSAs and recorded an additional $2.0 billion in deconsolidation and restructuring of CEOC and other in the statement of operations, which increased our total expense to $2.3 billion for the six months ended June 30, 2016.
To estimate the amount of the restructuring accrual, we allocated the estimated fair value of the total consideration to the acquisition of OpCo (as defined below) with the residual amounts being allocated to the restructuring accrual. We believe our accruals represent the best estimate of our obligations under the Restructuring. However, because (1) negotiations between the various parties are ongoing and (2) the Amended Plan is pending approval by the Bankruptcy Court and the receipt of required gaming regulatory approvals, our accruals are subject to change. Additionally, a substantial amount of the accrual relates to the expected issuance of CEC equity and convertible notes. Although, pursuant to the terms of the Amended Plan, as certain obligations will ultimately be settled in exchange for CEC equity and convertible notes, we have used the estimated current fair value of the CEC equity and convertible notes for accrual purposes. The value of the CEC common stock and convertible notes issuable upon consummation of the Merger and other transactions as contemplated in the Amended Plan are subject to change and will likely differ from the current value of such instruments. As a result, we expect to adjust the fair value of the accrual on a quarterly basis pending the determination of the actual fair value of the securities issued upon the consummation of the Merger and the Amended Plan. See Note 7 for additional information on our fair value measurements.
We are also party to the Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain parties holding claims under CEOC’s first lien notes (the “First Lien Bond RSA”) that includes terms different than those included in the Amended Plan and the RSAs listed above, but has not yet been amended or terminated. However, our accruals with respect to such claims have been adjusted based on the more current terms in the Amended Plan, which exceed the amounts contemplated by the First Lien Bond RSA. Additionally, although a majority of the parties holding claims under CEOC second lien notes have not yet agreed to the terms contemplated in the Second Lien Note RSA, we have accrued such amounts, as appropriate, as they exceed the amounts contemplated by the Amended Plan, and our accrual represents our best estimate of our obligations.
.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accrued Restructuring and Support Expenses

			Accrued as of
(Dollars in millions)	Initial Plan Terms	Amended Plan	June 30, 2016	December 31, 2015
Cash to Debtors and forbearance fees (“Fixed Payments”) in connection with the Restructuring (1)	$406	$406	$320	$320
Contingent payment to CEOC if there is insufficient liquidity at the Effective Date (2)	75	—	—	—
“Additional Consideration” for the period from February 1, 2016 through the Effective Date for the benefit of the First Lien Noteholders (2)	$25 per month	—	—	162
“Upfront Payments” to certain First Lien Bank Lenders (3)	63	63	2	2
“Bank Guaranty Settlement” to purchase from the Settling First Lien Bank Lenders 100% of their respective First Lien Bank Obligations that survive the Effective Date (4)	460	579	579	386
Issuance of CEC convertible notes for the settlement of litigation claims and potential claims against CEC (5)	—	1,000	1,060	—
Issuance of CEC common shares for the settlement of litigation claims and potential claims against CEC (6)	—	—	1,167	—
Professional fees for subsidiary guaranteed note lenders	—	2	2	—
Consideration for general unsecured claims	—	5	5	—
Total accrued			$3,135	$870
____________________

(1)	$86 million was paid in fourth quarter of 2015.

(2)	This provision is included in the First Lien Bond RSA, but has been omitted from the Amended Plan and the other RSAs.

(3)	$61 million was paid in fourth quarter of 2015.

(4)	Amount payable is subject to the excess cash projected to be held by CEOC on the Effective Date.

(5)
Accrual represents the estimated fair value of the $1.0 billion in face value of convertible notes CEC expects to issue as part of the Amended Plan. The convertible notes mature within seven years of issuance, prior to which they can be converted to a number of shares equal to 12.195% of CEC’s fully diluted outstanding shares as of the Effective Date (subject to limitation). See Note 7 for additional information on fair value measurements.

(6)
Accrual represents the estimated fair value of the portion of CEC common shares expected to be issued as part of the Amended Plan for the settlement of claims. This fair value does not include the value of CEC common shares expected to be issued in exchange for OpCo preferred stock, described below. See Note 7 for additional information on fair value measurements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Other Commitments Under the Amended Plan
The following represents other commitments or potential obligations that CEC has agreed to as part of the Amended Plan and certain of the RSAs, none of which have been accrued as of June 30, 2016.

Purchase 100% of OpCo common stock for $700 million (1)
Issuance of CEC common shares in exchange for OpCo preferred stock
Purchase 5% of PropCo equity for $91 million (2)
PropCo has right of first refusal on all new domestic non-Las Vegas gaming facility opportunities, with CEC or OpCo leasing such properties
PropCo receives a call right to purchase listed properties: Harrah’s Atlantic City, Harrah’s Laughlin, and Harrah’s New Orleans (subject to the terms of the CERP and CGPH credit agreements)
Guarantee of OpCo’s payment obligations to PropCo under the leases of the CEOC Properties
Guarantee of OpCo debt received by the First Lien Bank Lenders and First Lien Noteholders
____________________

(1)
“OpCo” refers to the proposed entity resulting from the Restructuring that will operate the CEOC Properties under a lease with PropCo. “CEOC Properties” refers to those properties owned by CEOC as of the Petition Date.

(2)
“PropCo” refers to the proposed entity resulting from the Restructuring that will own the CEOC Properties as of the Effective Date. This commitment is dependent on the ultimate legal structure of the entities formed as part of the Restructuring.

The acquisitions of OpCo equity and PropCo equity represent future investment transactions and will be recorded when (or if) the transactions are consummated. The PropCo right of refusal and call right to purchase the listed properties are either not estimable or not financial obligations that would require accrual. The guarantee of OpCo payment or debt obligations relate to contracts or debt instruments that do not yet exist, and thus do not give rise to any obligations for CEC as of June 30, 2016.
Payment to CEOC. In addition, and separate from the transactions and agreements described above, because there was not a comprehensive out-of-court restructuring of CEOC's debt securities or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes by February 15, 2016, the agreement contemplates an additional payment to CEOC of $35 million from CEC, which CEOC has demanded. During the first quarter of 2015, we accrued this liability in accrued restructuring and support expenses on the consolidated balance sheet, and this amount is currently due and payable.
CEC Liquidity
Caesars Entertainment (which includes CEC and its consolidated subsidiaries and VIEs) is a highly-leveraged company and had $7.0 billion in consolidated debt outstanding as of June 30, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As detailed in Note 9, our consolidated estimated debt service (including principal and interest) for the remainder of 2016 is $312 million and $9.4 billion thereafter to maturity. See Note 9 for details of our debt outstanding and related restrictive covenants. This includes, among other information, details of our individual borrowings outstanding and each subsidiary’s annual maturities of long-term debt as of June 30, 2016.
Cash and Available Revolver Capacity

	June 30, 2016
(In millions)	CERP	CES	CGP	Other
Cash and cash equivalents	$191	$104	$1,029	$201
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(15)	—	—	—
Total	$446	$104	$1,189	$201

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Consolidated cash and cash equivalents, excluding restricted cash, as shown in the table above include amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including its insurance captives.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. Its primary assets as of June 30, 2016, consist of $201 million in cash and cash equivalents and its ownership interests in CEOC, CERP and CGP. CEC’s cash includes $103 million held by its insurance captives. Provisions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) substantially restrict the ability of CERP, CGP, and their subsidiaries to provide dividends to CEC. In addition, CEC does not receive any financial benefit from CEOC during CEOC’s bankruptcy, as all earnings and cash flows are retained by CEOC for the benefit of its creditors.
CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries. Accordingly, CEC cash outflows are primarily used for corporate development opportunities and other corporate-level activity, including defending itself in the litigation in which it has been named as a defendant (see Note 3). CEC is generally limited to raising additional capital through borrowings or equity transactions because it has no operations of its own and the restrictions on its subsidiaries under lending arrangements generally prevent the distribution of cash from the subsidiaries to CEC, except for certain restricted payments that CERP and CGPH are authorized to make in accordance with their lending arrangements. In the first quarter of 2016, $100 million in cash that had previously been restricted by management for use in a casino development project became available for CEC’s use in operations.
Guarantee of Collection
In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee was limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consented to the Bank Amendment. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts. As part of the Bank Guaranty Settlement disclosed above, the CEOC creditors have agreed to eliminate the CEC Collection Guarantee, and we recorded $579 million as an estimate of the liability based on the terms of the Bank Guaranty Settlement agreement.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
While this report was prepared at the request of the Bankruptcy Court, none of the findings included therein are legally binding on the Bankruptcy Court or any party. CEC contests most of the examiner’s findings, including his findings that CEOC was insolvent at relevant times, that there were breaches of fiduciary duty, that CEOC did not receive fair value for assets transferred, that there were fraudulent transfers, and as to the calculation of damages. CEC believes that each of the challenged transactions was undertaken to provide CEOC with the liquidity and resources required to sustain it and provide time to recover from significant market challenges.
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
The accompanying unaudited consolidated condensed financial statements of Caesars have been prepared under the rules and regulations of the Securities and Exchange Commission applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2016 fiscal year. All amounts presented in these consolidated condensed financial statements and notes thereto exclude the operating results and cash flows of CEOC subsequent to January 15, 2015, and the assets, liabilities, and equity of CEOC as of June 30, 2016 and December 31, 2015.
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
Consolidation of CGP
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

consolidate them. Neither CAC nor CGP guarantees any of CEC’s debt, and the creditors or beneficial holders of CGP have no recourse to the general credit of CEC.
CGP generated net revenues of $672 million and $574 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 billion and $1.1 billion for the six months ended June 30, 2016 and 2015, respectively. Net loss attributable to Caesars related to CGP was $16 million and $12 million for the three and six months ended June 30, 2016, respectively. Net income attributable to Caesars related to CGP was $8 million and $6 million for the three and six months ended June 30, 2015, respectively.
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
Under the guidance in effect prior to ASU No. 2015-02, CERP was determined to be the primary beneficiary of CES, and we consolidated CES through our consolidation of CERP. Under the amended guidance, in determining whether an entity is the primary beneficiary of a VIE, the entity must evaluate whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance through both its direct economic interests in the VIE and its indirect economic interests in the VIE held through related parties. Under the new criteria, when a decision maker exists that holds both power and benefits through its related parties and neither related party holds such power and benefits on their own, the decision maker is determined to be the primary beneficiary. Therefore, we concluded that CEC is the primary beneficiary because our combined economic interest in CES, through our subsidiaries, represents a controlling financial interest.
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
Consolidation Considerations for CEOC
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 3 — Litigation
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the “10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the “Delaware Second Lien Lawsuit”) in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, CAC,CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and is defending itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete, and cross-motions for summary judgment have been filed by the parties. On June 15, 2016, the Bankruptcy Court granted CEOC’s motion for a temporary stay of this proceeding (and others). The stay will remain in effect until August 29, 2016, unless extended.
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the “Senior Unsecured Lawsuits”) were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the Bankruptcy Court granted CEOC’s motion for a temporary stay of these proceedings (and others). The stay will remain in effect until August 29, 2016, unless extended.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On March 3, 2015, BOKF filed a lawsuit (the “New York Second Lien Lawsuit”) against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the “New York First Lien Lawsuit”) against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indentures governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to parent guarantee provisions in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were both assigned to the same judge presiding over the other Parent Guarantee Lawsuits (as defined below) that are taking place in Manhattan. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied our motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. These motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the Bankruptcy Court granted CEOC’s motion for a temporary stay of the BOKF proceedings (and others). UMB has consented to application of the temporary stay to its lawsuit as well. The stay will remain in effect until August 29, 2016, unless extended.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On October 20, 2015, Wilmington Trust, National Association (“Wilmington Trust”), filed a lawsuit (the “New York Senior Notes Lawsuit” and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the “Parent Guarantee Lawsuits”) against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the “10.75% Senior Notes”). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the Bankruptcy Court granted CEOC’s motion for a temporary stay of many of the Parent Guarantee Lawsuits. Wilmington Trust has consented to application of the temporary stay to this lawsuit. The stay will remain in effect until August 29, 2016, unless extended.
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
CEC-CAC Merger Litigation
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Merger Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Merger Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) an order directing the CAC Directors to fulfill alleged fiduciary duties to CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (2) an order directing the CAC Directors to account for all damages suffered or to be suffered by plaintiff and the putative class as a result of the Merger; and (3) an award to plaintiff for his costs and attorneys’ fees. It is unclear whether the Merger Lawsuit also seeks to enjoin the Merger. CEC believes that this lawsuit is without merit and will defend itself vigorously. The deadline to respond to the Merger Lawsuit has been adjourned without a date by agreement of the parties.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On June 9, 2016, CEC, CEOC and the applicable Hilton parties entered into a settlement of the Hilton claims. Under the settlement, Hilton will receive a claim in CEOC’s bankruptcy case for an amount equal to $51 million plus 31.75% for amounts paid by Hilton to the retirement plan due after July 16, 2016. For periods following the effective date of CEOC’s plan of reorganization, CEC shall assume all of CEOC’s obligation under the Allocation Agreement. In exchange, Hilton shall turn over to CEC the distributions on account of $24.5 million of Hilton’s claim in the CEOC bankruptcy. The settlement amount is fully accrued in liabilities subject to compromise at CEOC, and the settlement is subject to Bankruptcy Court approval and the effectiveness of CEOC’s plan of reorganization.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the five indirect subsidiaries of CEC which were required to make contributions to the legacy plan of the NRF (the “Five Employers”). The NRF contended that the financial condition of the Five Employers’ controlled group (the “CEC Controlled Group”) and CEOC’s then-potential bankruptcy presented an “actuarial risk” to the plan because, depending on the outcome of any CEOC bankruptcy proceedings, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. As a result, the NRF claimed that the expulsion of the Five Employers constituted a complete withdrawal of the CEC Controlled Group from the plan. CEOC, in its bankruptcy proceedings, has to date not rejected the contribution obligations to the NRF of any of its subsidiary employers. The NRF has advised the CEC Controlled Group (which includes CERP) that the expulsion of the Five Employers has triggered a joint and several withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
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
If both the 105 Motion and CEC’s appeal of the CEC Action are denied, then CEC could be required to pay to the NRF joint and several withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

million, while CEC simultaneously arbitrates whether the NRF and its Board of Trustees had the authority to expel the Five Employers and trigger withdrawal liability for the CEC Controlled Group.
Also, on March 18, 2015, the NRF and its fund manager commenced a collection action in the S.D.N.Y. against CEC, CERP and all non-debtor members of the CEC Controlled Group for the payment of the first quarterly payment of withdrawal liability, which the NRF contended was due on March 15, 2015 (the “NRF Action”). On December 25, 2015, the District Judge denied the defendants’ motion to dismiss the NRF Action on the ground that the arguments raised by the defendants must first be arbitrated under ERISA. On February 26, 2016, the NRF and its fund manager filed a motion for summary judgment against CEC and CERP for payment of the first quarterly payment of withdrawal liability and for interest, liquidated damages, attorneys’ fees and costs. On May 5, 2016, the Magistrate Judge recommended that the NRF Action plaintiffs’ motion for summary judgment be granted on the ground that the further arguments raised by CEC and CERP must first be arbitrated under ERISA. On May 19, 2016, CEC and CERP filed their objections to the Report and Recommendation (the “Objections”). On June 2, 2016, the NRF Action plaintiffs filed their response to the Objections. The District Judge has not yet ruled on the Objections. If the District Judge adopts the Magistrate Judge’s Report and Recommendation, then a judgment could be entered against CEC and CERP for approximately $8 million comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under ERISA, which amount would be paid or bonded pending an appeal.
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
Note 4 — Recently Issued Accounting Pronouncements
During 2016, we adopted ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (see Note 2) and ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (see Note 12).
The FASB issued the following authoritative guidance amending the FASB Accounting Standards Codification.
Revenue Recognition - May 2014 (amended May 2016): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

States GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual disclosures will be substantially revised. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We currently anticipate adopting this standard effective January 1, 2018. We are currently assessing the impact the adoption of this standard will have on our financial statements; however, we expect that the accounting for the Total Rewards customer loyalty program and casino promotional allowances will be affected.
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
Financial Instruments-Credit Losses - June 2016: Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5 — Property and Equipment

(In millions)	June 30, 2016	December 31, 2015
Land and land improvements	$3,584	$3,584
Buildings, riverboats, and improvements	4,178	4,134
Furniture, fixtures, and equipment	1,369	1,326
Construction in progress	65	59
Total property and equipment	9,196	9,103
Less: accumulated depreciation	(1,685)	(1,505)
Total property and equipment, net	$7,511	$7,598
Depreciation Expense and Capitalized Interest

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Depreciation expense (1)	$85	$72	$182	$148
Capitalized interest	—	6	—	9
____________________

(1)	Included in depreciation and amortization and corporate expense.
Note 6 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2015	$395	$1,696	$148
Amortization	(43)	—	—
Balance as of June 30, 2016	$352	$1,696	$148

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2016				December 31, 2015
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Customer relationships	4.9	$917	$(622)	$295	$917	$(589)	$328
Contract rights	8.5	3	(1)	2	3	(1)	2
Developed technology	1.7	86	(57)	29	86	(49)	37
Gaming rights	7.8	52	(26)	26	52	(24)	28
		$1,058	$(706)	352	$1,058	$(663)	395
Non-amortizing
Gaming rights				22			22
Trademarks				126			126
				148			148
Total intangible assets other than goodwill				$500			$543
Note 7 — Fair Value Measurements
Investments

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Equity securities	$3	$3	$—	$—
Government bonds	50	—	50	—
Total assets at fair value	$53	$3	$50	$—

December 31, 2015
Assets:
Equity securities	$4	$4	$—	$—
Government bonds	67	—	67	—
Total assets at fair value	$71	$4	$67	$—
Investments primarily consist of equity and debt securities held by our captive insurance entities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. These investments primarily represent collateral for several escrow and trust agreements with third-party beneficiaries and are recorded in deferred charges and other in our balance sheets while a portion is included in prepayments and other current assets. As of June 30, 2016 and December 31, 2015, gross unrealized gains and losses on marketable securities were not material.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Restructuring Commitments
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2016
Liabilities:
Issuance of CEC convertible notes	$1,060	$—	$—	$1,060
Issuance of CEC common shares	1,167	—	1,167	—
Total liabilities at fair value	$2,227	$—	$1,167	$1,060
Changes in Fair Value

(In millions)	CEC Convertible Notes
Balance as of December 31, 2015	$—
Initial loss recognized in net loss	1,060
Balance as of June 30, 2016	$1,060
As described in Note 1, we recognized certain obligations that we believe will ultimately be settled under the Amended Plan or the RSAs. A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in the form of CEC equity and convertible notes in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. These obligations are recorded in accrued restructuring and support expenses on the balance sheet and will be accounted for at fair value each period until they are ultimately settled as part of the Restructuring.
Valuation Methodologies
CEC Convertible Notes - We estimated the fair value of the CEC convertible notes to be issued using a binomial lattice valuation model that incorporates the value of both the debt and conversion features of the notes. The notes have a face value of $1.0 billion, a term of 7 years, a coupon rate of 5%, and are convertible into 12.195% of fully-diluted CEC equity. The valuation model incorporates assumptions regarding the incremental cost of borrowing for CEC, the value of CEC’s equity into which these notes could convert, the implied volatility of such equity, and the risk-free rate.
Key Assumptions -

•	Incremental cost of borrowing - 5.5%

•	Implied volatility - 35%

•	Risk-free rate - 1.3%
Should CEC’s estimated incremental cost of borrowing or equity value fluctuate over time, it could result in an increase or decrease in the fair value of the notes and the corresponding restructuring accrual. A hypothetical decrease in the incremental borrowing rate of 1.0% would result in a $40 million increase in the restructuring accrual. Similarly, a hypothetical 5.0% increase in CEC’s equity value would result in an increase to the restructuring accrual of $20 million. Since the key assumptions used in the valuation model, including CEC’s current estimated incremental cost of borrowing and the implied volatility of CEC’s equity, are significant unobservable inputs, the fair value for the convertible notes is classified as Level 3.
CEC Common Stock - We have used the fair value of CEC’s common stock to estimate a portion of the restructuring accrual. The CEC common equity value is subject to market fluctuations and does not necessarily reflect the value of completing the transactions contemplated in the Amended Plan and the related RSAs. The valuation models used to estimate the fair value of CEC’s common stock expected to be issued do not require significant judgment and inputs can be observed in a liquid market, such as the current trading price of CEC common stock. However, the valuation model includes inputs other than quoted prices in active markets, such as adjustments related to the dilutive effects of other transactions, including equity issuances in connection with the Restructuring and the Merger; therefore, this portion of the restructuring accrual is classified as Level 2.

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
Note 8 — Contractual Commitments and Contingent Liabilities
Contractual Commitments
Except as described in Note 1, during the six months ended June 30, 2016, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2015.
Contingent Liabilities
Self-Insurance
We are self-insured for workers compensation and other risk insurance with a total estimated self-insurance liability of $154 million, and estimated employee medical insurance claims of $14 million have been funded through CEOC as of June 30, 2016.
Deferred Compensation and Employee Benefits
Deferred Compensation Plans
As of June 30, 2016, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), the Park Place Entertainment Corporation Executive Deferred Compensation Plan, the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were included in Caesars’ financial statements as liabilities prior to the deconsolidation of CEOC. As of June 30, 2016, Caesars has recorded in the accompanying financial statements $42 million in liabilities, representing the estimate of its obligations under the ESSP and ESSP II and for certain former directors and employees who had employment agreements with Harrah’s Entertainment, Inc. (the predecessor to CEC) and participated in the EDCP. The additional liability in respect of the other plans described above that Caesars has not recorded is approximately $30 million, as we determined that this portion of the liability was attributable to CEOC.
Trust Assets
CEC is a party to a trust agreement and an escrow agreement, each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the trust agreement and the escrow agreement were approximately $64 million and $55 million, respectively, as of June 30, 2016.
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
Note 9 — Debt

	June 30, 2016		December 31, 2015
(In millions)	Face Value	Book Value	Book Value
CERP	$4,611	$4,549	$4,627
CGP	2,344	2,285	2,337
Total Debt	6,955	6,834	6,964
Current Portion of Long-Term Debt	(71)	(71)	(187)
Long-Term Debt	$6,884	$6,763	$6,777

Unamortized discounts and deferred finance charges		$121	$132
Fair value	$6,712
Current Portion of Long-Term Debt
The current portion of long-term debt is $71 million as of June 30, 2016. For CERP, the current portion of long-term debt is $48 million, which includes the $15 million outstanding under CERP’s revolving credit facility as well as principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations. For CGP, the current portion of long-term debt is $23 million, which includes principal payments on term loans, special improvement district bonds, and various capital lease obligations. There is no outstanding amount under the CGPH revolving credit facility as the balance was paid during the second quarter 2016.
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
Fair Value
We estimated the fair value of debt based on borrowing rates available as of June 30, 2016 for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Annual Estimated Debt Service Requirements

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Principal
CERP	$20	$41	$25	$25	$3,350	$1,150	$4,611
CGP	12	21	25	200	300	1,786	2,344
Total principal	32	62	50	225	3,650	2,936	6,955

Estimated Interest
CERP	190	380	380	380	380	120	1,830
CGP	90	180	180	180	150	150	930
Total interest	280	560	560	560	530	270	2,760

Principal and Interest
CERP	210	421	405	405	3,730	1,270	6,441
CGP	102	201	205	380	450	1,936	3,274
Total principal and interest	$312	$622	$610	$785	$4,180	$3,206	$9,715
CERP Debt

	June 30, 2016				December 31, 2015
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Term Loan (2)	2020	7.00%	$2,438	$2,395	$2,403
CERP Revolving Credit Facility (3)	2018	variable	15	15	80
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	992	992
CERP Second Lien Notes	2021	11.00%	1,150	1,139	1,138
Capital lease obligations and other	2016 to 2017	various	8	8	14
Total CERP Debt			4,611	4,549	4,627
Current Portion of CERP Long-Term Debt			(48)	(48)	(117)
CERP Long-Term Debt			$4,563	$4,501	$4,510
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of June 30, 2016.

(3)	Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGP Debt

	June 30, 2016				December 31, 2015
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CGPH Credit Facilities
CGPH Senior Secured Term Loan (2)	2021	6.25%	$1,151	$1,122	$1,126
CGPH Senior Secured Revolving Credit Facility (3)	2019	variable	—	—	45
CGPH Notes	2022	9.38%	675	661	660
Horseshoe Baltimore Credit and FF&E Facilities
Horseshoe Baltimore Credit Facility (4)	2020	8.25%	299	287	288
Horseshoe Baltimore Revolving Facility Loan (5)	2018	variable	—	—	—
Horseshoe Baltimore FF&E Facility (4)(6)	2019	8.75%	24	25	27
Cromwell Credit Facility (4)	2019	11.00%	174	169	169
Other Secured Debt	2018	8.00%	4	4	4
Special Improvement District Bonds	2037	5.30%	14	14	14
Capital lease obligations and other	2016 to 2017	various	3	3	4
Total CGP Debt			2,344	2,285	2,337
Current Portion of CGP Long-Term Debt			(23)	(23)	(70)
CGP Long-Term Debt			$2,321	$2,262	$2,267
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of June 30, 2016.

(3)	Variable interest rate calculated as LIBOR plus 5.00%.

(4)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1.25% floor. The rate is set at the 1.25% floor as of June 30, 2016.

(5)	Variable interest rate calculated as LIBOR plus 7.00%.

(6)	This represents an equipment financing term loan facility.
Terms of Outstanding Debt
Restrictive Covenants
The CERP Notes, CERP Credit Facility, CGPH Senior Secured Term Loan, CGPH Notes, Horseshoe Baltimore Credit and FF&E Facilities, and Cromwell Credit Facility all include negative covenants, subject to certain exceptions, and contain affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facility, Horseshoe Baltimore Credit and FF&E Facilities, and the Cromwell Credit Facility), all of the preceding being customary in nature.
The restrictive covenants also require that we maintain Senior Secured Leverage Ratios (“SSLR”) as shown in the table below. SSLR is defined as the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Facility	Covenant Type	Effective Period	Requirement
CERP Credit Facility	CERP Maximum SSLR	From inception	8.00	to 1.00
CGPH Senior Secured Term Loan	CGPH Maximum SSLR	From inception	6.00	to 1.00
Horseshoe Baltimore Credit and FF&E Facilities (1)	CBAC Maximum SSLR	Q1 - Q4 2016	7.50	to 1.00
	CBAC Maximum SSLR	Q1 - Q4 2017	6.00	to 1.00
	CBAC Maximum SSLR	Q1 2018 and thereafter	4.75	to 1.00
Cromwell Credit Facility (2)	Cromwell Maximum SSLR	Q2 2015 - Q1 2016	5.25	to 1.00
	Cromwell Maximum SSLR	Q2 2016 - Q1 2017	5.00	to 1.00
	Cromwell Maximum SSLR	Q2 2017 and thereafter	4.75	to 1.00
____________________

(1)	CBAC Borrower, LLC (“CBAC”) is a joint venture in which Caesars Baltimore Investment Company, LLC (“CBIC”) holds an interest. CBIC is a wholly owned subsidiary of CGP.

(2)	As of June 30, 2016, the Cromwell’s SSLR was 4.90 to 1.00.
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
The Cromwell Credit Facility is secured by the assets of the Cromwell and allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Income/(loss) from continuing operation, net of income taxes	$(2,077)	$15	$(2,385)	$6,794
Loss from discontinued operation, net of income taxes	—	—	—	(7)
Net income/(loss) attributable to Caesars	$(2,077)	$15	$(2,385)	$6,787

Weighted average common share outstanding	146	145	146	145
Dilutive potential common shares: Stock options	—	2	—	2
Weighted average common shares and dilutive potential common shares	146	147	146	147

Basic income/(loss) per share from continuing operations	$(14.25)	$0.10	$(16.39)	$46.93
Basic loss per share from discontinued operations	—	—	—	(0.04)
Basic income/(loss) per share	$(14.25)	$0.10	$(16.39)	$46.89

Diluted income/(loss) per share from continuing operations	$(14.25)	$0.10	$(16.39)	$46.31
Diluted loss per share from discontinued operations	—	—	—	(0.04)
Diluted income/(loss) per share	$(14.25)	$0.10	$(16.39)	$46.27
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Stock options	10	4	10	4
Restricted stock units and awards	10	1	8	—
Total anti-dilutive common shares	20	5	18	4
Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Food and Beverage	$68	$69	$141	$140
Rooms	57	57	117	114
Other	7	7	14	35
	$132	$133	$272	$289

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Food and Beverage	$41	$42	$84	$84
Rooms	20	20	40	40
Other	5	4	8	8
	$66	$66	$132	$132
Note 12 — Stock-Based Compensation
Caesars Entertainment Stock-Based Compensation
During the second quarter 2016, we implemented the FASB’s ASU No. 2016-09, which amended Topic 718, Compensation - Stock Compensation. This updated guidance amended the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We applied the amended guidance using a modified retrospective transition method of a cumulative-effect adjustment to beginning equity of $1 million.
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, based on CEC common stock (NASDAQ symbol “CZR”), including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards.
Composition of Stock-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Corporate expense	$11	$23	$19	$35
Property, general, administrative, and other	1	1	3	2
Total stock-based compensation expense	$12	$24	$22	$37
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
These programs are classified as liability-based instruments and are re-measured at their fair value at each reporting date.
Composition of Stock-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Property, general, administrative, and other	$66	$7	$94	$20
As of the June 30, 2016 and December 31, 2015, the liability related to CIE’s stock-based compensation awards was $178 million and $107 million, respectively. The current portion is recorded in accrued expenses and other current liabilities on our balance sheets, while the long-term portion is recorded in deferred credits and other liabilities.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Stock Option and Restricted Stock Unit Activity
Grants During 2016

	June 30, 2016
	Quantity	Wtd Avg (1)
CEC
Restricted stock units	5,141,653	$6.28
CIE
Stock options	377	19,166.18
Restricted stock units	103	16,452.14
____________________
(1) Represents weighted average exercise price for stock options and weighted average fair value for restricted stock units.
Outstanding at End of Period

	June 30, 2016		December 31, 2015
	Quantity	Wtd Avg (1)	Quantity	Wtd Avg (1)
CEC
Stock options	10,380,482	$11.74	10,638,219	$12.90
Restricted stock units	9,479,872	8.90	6,329,435	12.06
CIE
Stock options	20,404	10,318.79	21,057	9,584.64
Restricted stock units	4,348	7,801.78	4,539	7,827.24
____________________
(1) Represents weighted average exercise price for stock options and weighted average fair value for restricted stock units.
Note 13 — Income Taxes
Caesars’ provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and six months ended June 30, 2016 and 2015. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2016 and 2015.
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Income/(loss) from continuing operations, before income taxes	$(2,012)	$46	$(2,246)	$7,042
Income tax benefit/(provision)	$(31)	$4	$(71)	$(188)
Effective tax rate	(1.5)%	(8.7)%	(3.2)%	2.7%
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The effective tax rate for the three months ended June 30, 2016 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses, and nondeductible stock based compensation from CIE. The tax expense giving rise to the negative effective tax rate for the three months ended June 30, 2016, was primarily due to the profitable operations of CIE, which are not consolidated with CEC for federal, state, or foreign tax purposes. The effective tax rate for the three months ended June 30, 2015 differed from the expected federal tax rate of 35% primarily due to tax benefits for foreign income taxed at lower rates than the US and tax benefits from noncontrolling interests.
The effective tax rate for the six months ended June 30, 2016 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses, and nondeductible stock based compensation from CIE. The tax expense giving rise to the negative effective tax rate for the six months ended June 30, 2016 was primarily due to the profitable operations of CIE which are not consolidated with CEC for federal, state, or foreign tax purposes. The effective tax rate for the six months ended June 30, 2015 differed from the expected federal tax benefit of 35% primarily due to the nontaxable portion of the gain on deconsolidation of CEOC.
The amounts recorded as tax assets, tax liabilities, tax reserves and tax provision reflect CEC’s conclusion that certain challenged transactions identified in Note 1 were negotiated in good faith and the Caesars tax consolidated group received fair value for assets transferred. These amounts could change if litigation and potential claims related to the challenged transactions are resolved unfavorably. If that occurs, changes may be necessary to reduce tax assets and increase tax liabilities, tax reserves and the tax provision recorded in CEC’s financial statements. Such changes could be material.  Management cannot predict the various potential outcomes of pending litigation and other potential claims, thus cannot estimate the reasonably possible amount or range of effects, if any, to the recorded tax accounts.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Statements of Operations - By Segment

	Three Months Ended June 30, 2016
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Other revenues	$79	$53	$—	$2	$(4)	$130
Net revenues	562	423	249	2	(6)	1,230
Depreciation and amortization	59	42	9	(1)	—	109
Income/(loss) from operations	111	67	20	(34)	—	164
Interest expense	99	49	—	2	—	150
Deconsolidation and restructuring of CEOC and other	—	1	—	(2,027)	—	(2,026)
Income tax provision	(4)	—	(24)	(3)	—	(31)
____________________

(1)	Includes foreign net revenues of $209 million.

	Three Months Ended June 30, 2015
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Other revenues	$78	$43	$—	$15	$(15)	$121
Net revenues	566	390	186	14	(15)	1,141
Depreciation and amortization	49	38	8	1	—	96
Income/(loss) from operations	126	44	54	(38)	—	186
Interest expense	98	47	1	2	(1)	147
Deconsolidation and restructuring of CEOC and other	—	1	—	7	(1)	7
Income tax benefit/(provision)	(11)	—	(14)	29	—	4
____________________

(1)	Includes foreign net revenues of $148 million.

	Six Months Ended June 30, 2016
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Other revenues	$152	$99	$—	$3	$(9)	$245
Net revenues	1,090	839	477	3	(11)	2,398
Depreciation and amortization	132	81	16	(1)	—	228
Income/(loss) from operations	189	130	74	(75)	—	318
Interest expense	198	100	1	3	(1)	301
Deconsolidation and restructuring of CEOC and other	(1)	2	—	(2,263)	(1)	(2,263)
Income tax benefit/(provision)	2	—	(56)	(17)	—	(71)
____________________

(1)	Includes foreign net revenues of $397 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Other revenues	$24	$150	$79	$—	$18	$(25)	$246
Net revenues	164	1,095	780	363	18	(25)	2,395
Depreciation and amortization	11	99	71	16	1	—	198
Income/(loss) from operations	9	233	208	95	(215)	—	330
Interest expense	87	200	94	3	3	(3)	384
Deconsolidation and restructuring of CEOC and other	—	—	—	—	7,099	(3)	7,096
Income tax provision	—	(13)	—	(27)	(148)	—	(188)
____________________

(1)	Includes foreign net revenues of $289 million.
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

	Three Months Ended June 30, 2016
(In millions)	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Net income/(loss) attributable to company	$8	$17	$(5)	$(2,097)	$—	$(2,077)
Net income attributable to noncontrolling interests	—	2	1	31	—	34
Income tax provision	4	—	24	3	—	31
Deconsolidation and restructuring of CEOC and other	—	(1)	—	2,027	—	2,026
Interest expense	99	49	—	2	—	150
Depreciation and amortization	59	42	9	(1)	—	109
Corporate expense	11	8	—	22	—	41
Other operating costs	3	—	3	15	—	21
Property EBITDA	$184	$117	$32	$2	$—	$335

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2015
(In millions)	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Net income/(loss) attributable to company	$17	$2	$33	$(37)	$—	$15
Net income/(loss) attributable to noncontrolling interests	—	(4)	6	33	—	35
Income tax (benefit)/provision	11	—	14	(29)	—	(4)
Deconsolidation and restructuring of CEOC and other	—	(1)	—	(7)	1	(7)
Interest expense	98	47	1	2	(1)	147
Depreciation and amortization	49	38	8	1	—	96
Corporate expense	10	11	—	33	(9)	45
Other operating costs	1	7	—	16	—	24
Property EBITDA	$186	$100	$62	$12	$(9)	$351

	Six Months Ended June 30, 2016
(In millions)	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Net income/(loss) attributable to company	$(8)	$30	$12	$(2,419)	$—	$(2,385)
Net income attributable to noncontrolling interests	—	2	5	61	—	68
Loss from discontinued operations, net of income taxes	—	—	—	—	—	—
Income tax (benefit)/provision	(2)	—	56	17	—	71
Deconsolidation and restructuring of CEOC and other	1	(2)	—	2,263	1	2,263
Interest expense	198	100	1	3	(1)	301
Depreciation and amortization	132	81	16	(1)	—	228
Corporate expense	22	15	—	46	(1)	82
Other operating costs	5	1	3	34	—	43
Property EBITDA	$348	$227	$93	$4	$(1)	$671

	Six Months Ended June 30, 2015
(In millions)	CEOC	CERP	CGP Casinos	CIE	Other	Elimination	Caesars
Net income/(loss) attributable to company	$(85)	$20	$123	$54	$6,675	$—	$6,787
Net income/(loss) attributable to noncontrolling interests	—	—	(9)	11	58	—	60
Loss from discontinued operations, net of income taxes	7	—	—	—	—	—	7
Income tax provision	—	13	—	27	148	—	188
Deconsolidation and restructuring of CEOC and other	—	—	—	—	(7,099)	3	(7,096)
Interest expense	87	200	94	3	3	(3)	384
Depreciation and amortization	11	99	71	16	1	—	198
Corporate expense	7	22	19	—	52	(9)	91
Other operating costs	4	2	(108)	—	174	—	72
Property EBITDA	$31	$356	$190	$111	$12	$(9)	$691

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Balance Sheets - By Segment

	As of June 30, 2016
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Total assets	$6,996	$4,142	$505	$1,300	$(826)	$12,117
Total liabilities	6,001	2,528	291	3,450	(57)	12,213
____________________

(1)	Includes foreign assets of $301 million and foreign liabilities of $68 million.

	As of December 31, 2015
(In millions)	CERP	CGP Casinos	CIE (1)	Other	Elimination	Caesars
Total assets	$7,028	$4,174	$485	$1,409	$(901)	$12,195
Total liabilities	6,073	2,583	269	1,155	(118)	9,962
____________________

(1)	Includes foreign assets of $281 million and foreign liabilities of $57 million.
Note 15 — Related Party Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$—	$1	$6	$2
Expenses paid to Sponsors’ portfolio companies	1	—	2	2
Expenses paid on behalf of CAC	7	8	13	18
Transactions with CEOC
Shared services allocated expenses to CEOC	86	82	177	157
Shared services allocated expenses from CEOC	25	30	50	59
Management fees incurred	12	10	22	19
Octavius Tower lease revenue	9	9	18	16
Other expenses incurred	7	4	14	7
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of June 30, 2016, Hamlet Holdings beneficially owned a majority of CEC’s common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of CEC’s directors.
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
We continue to be self-insured for workers compensation and other risk insurance as of June 30, 2016. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.
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
LINQ Access and Parking Easement Lease Agreement
Under the LINQ Access and Parking Easement lease agreement, CEOC leases the parking lot behind The LINQ promenade and The LINQ Hotel & Casino to CERP and CGP. Together, CERP and CGP pay approximately $2 million annually, subject to a 3% annual increase through expiration in April 2028. Amounts are included within other expenses incurred in the table above.

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
As of June 30, 2016 and December 31, 2015, due from affiliates was $25 million and $32 million, respectively, and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of June 30, 2016 and December 31, 2015, due to affiliates was $17 million and $16 million, respectively, and represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 16 — Subsequent Events
Sale of CIE’s SMG Business
On July 30, 2016, CEC and CAC entered into an agreement regarding CEC’s consent to the sale of CIE’s social and mobile games business (the “SMG Business”) and CIE entered into a stock purchase agreement to sell its SMG Business for cash consideration of $4.4 billion, subject to customary purchase price adjustments. The assets to be sold are limited to the SMG Business and will not include CIE’s interest in the WSOP brand and other WSOP-related intellectual property or CIE’s online real money gaming business.
Second Lien Note RSA
On July 31, 2016, CEC and the Debtors, and holders (the “Consenting Creditors”) of a significant amount of claims in respect of CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Notes”), 10.00% Second-Priority Senior Secured Notes due 2018 (the “10.00% Notes”) and 10.00% Second-Priority Senior Secured Notes due 2015 (collectively, the “Second Lien Notes”) entered into an agreement (the “Second Lien Note RSA”) with respect to the restructuring of CEOC’s indebtedness. These Consenting Creditors hold approximately 37% of the Second Lien Notes. The Second Lien Note RSA will become effective upon the signing of the RSA by creditors holding at least 50.1% of the aggregate outstanding amount of CEOC’s obligations under (a) the indenture governing the 10.00% Notes and (b) the indenture governing the 12.75% Notes. See Note 1.

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
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 10-K”).
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
Caesars Entertainment Operating Company, Inc. (“CEOC”) was a reportable segment until its deconsolidation effective January 15, 2015 (see Note 1).
Summary of 2016 Events

The following are the significant events that affect our 2016 results. The Discussion of Operating Results should be read in conjunction with this summary.
CEC Going Concern
As a result of the following circumstances, we have substantial doubt about CEC’s ability to continue as a going concern:

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
In connection with the Restructuring and litigation noted above, during 2015 and into 2016, CEC has incurred legal and professional fees and expenses at levels significantly higher than historical amounts. For example, we accrued $1.0 billion of restructuring and support expenses during the second half of 2015, of which we paid $148 million in the fourth quarter of 2015. We recorded an additional $2.0 billion during the second quarter of 2016 in deconsolidation and restructuring of CEOC and other in the statement of operations, which increased our total expense for 2016 to $2.3 billion. In addition, in 2015, we incurred $73 million in legal and professional fees associated with reorganization efforts and ongoing litigation and an additional $22 million and $43 million during the three and six months ended June 30, 2016, respectively.
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
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” in MD&A of the 2015 10-K. There have been no changes to these policies during the six months ended June 30, 2016.
Discussion of Operating Results

As described above and in Note 1, we deconsolidated CEOC effective January 15, 2015. Headings below labeled “CERP, CGP Casinos, and CIE” represent the combined results of the entities that remain in the consolidated Caesars entity subsequent to the deconsolidation of CEOC, and do not include the results of CEOC. Where we have presented an analysis of other factors affecting net income/(loss) and consolidated results by reportable segment, this information includes CEOC as a reportable segment for the first 15 days of 2015.
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
Consolidated Operating Results

	Three Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%
Casino revenues	$545	$543	$2	0.4%
Net revenues	$1,230	$1,141	$89	7.8%
Income from operations	$164	$186	$(22)	(11.8)%
Deconsolidation and restructuring of CEOC and other	$(2,026)	$7	$(2,033)	*
Income/(loss) from continuing operations, net of income taxes	$(2,043)	$50	$(2,093)	*
Net income/(loss) attributable to Caesars	$(2,077)	$15	$(2,092)	*
Property EBITDA (3)	$335	$351	$(16)	(4.6)%
Operating margin (4)	13.3%	16.3%	—	(3.0) pts

	Six Months Ended June 30,
	2016	2015
	(A)	(B)			(A) vs. (B)
	CERP, CGP Casinos and CIE (1)	CERP, CGP Casinos and CIE (1)	CEOC (2)	Consolidated Caesars	Fav/(Unfav)
(Dollars in millions)					$	%
Casino revenues	$1,075	$1,085	$118	$1,203	$(10)	(0.9)%
Net revenues	$2,398	$2,237	$158	$2,395	$161	7.2%
Income from operations	$318	$321	$9	$330	$(3)	(0.9)%
Deconsolidation and restructuring of CEOC and other	$(2,263)	$7,096	$—	$7,096	$(9,359)	*
Income/(loss) from continuing operations, net of income taxes	$(2,317)	$6,932	$(78)	$6,854	$(9,249)	*
Loss from discontinued operations, net of income taxes	$—	$—	$(7)	$(7)	$—	—%
Net income/(loss) attributable to Caesars	$(2,385)	$6,872	$(85)	$6,787	$(9,257)	*
Property EBITDA (3)	$671	$660	$31	$691	$11	1.7%
Operating margin (4)	13.3%	14.3%	5.7%	13.8%	—	(1.0) pts
____________________

*	Not meaningful.

(1)	Includes CERP, CGP Casinos, CIE, and associated parent company and elimination adjustments that represent the Caesars structure as of June 30, 2016, and for subsequent periods.

(2)
Includes eliminations of intercompany transactions and other consolidating adjustments. Since CEOC was deconsolidated effective January 15, 2015, CEOC’s operations are included in our consolidated results for the first 15 days of 2015, but there are no comparable amounts for 2016.

(3)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(4)	Operating margin is calculated as income from operations divided by net revenues.
Analysis of Key Drivers of Revenue Performance
Net Revenues by Category - CERP, CGP Casinos & CIE

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Casino	$545	$543	$2	0.4%	$1,075	$1,085	$(10)	(0.9)%
Food and beverage	204	203	1	0.5%	410	404	6	1.5%
Rooms	235	221	14	6.3%	464	425	39	9.2%
Interactive entertainment	248	186	62	33.3%	476	363	113	31.1%
Other	130	121	9	7.4%	245	228	17	7.5%
Less: casino promotional allowances (“Casino promo”)	(132)	(133)	1	0.8%	(272)	(268)	(4)	(1.5)%
Net revenues	$1,230	$1,141	$89	7.8%	$2,398	$2,237	$161	7.2%
Increase/(Decrease) in Net Revenues by Category - CERP, CGP Casinos & CIE
Three Months Ended June 30, 2016 versus 2015

Increase/(Decrease) in Net Revenues by Category - CERP, CGP Casinos & CIE
Six Months Ended June 30, 2016 versus 2015
Net Revenues - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
CERP	$562	$566	$(4)	(0.7)%	$1,090	$1,095	$(5)	(0.5)%
CGP Casinos	423	390	33	8.5%	839	780	59	7.6%
CIE	249	186	63	33.9%	477	363	114	31.4%
Other	(4)	(1)	(3)	*	(8)	(1)	(7)	*
Total CERP, CGP Casinos & CIE	1,230	1,141	89	7.8%	2,398	2,237	161	7.2%
CEOC	—	—	—	—	—	164	(164)	*
Other	—	—	—	—	—	(6)	6	*
Total CEOC	—	—	—	—	—	158	(158)	*
Consolidated Caesars	$1,230	$1,141	$89	7.8%	$2,398	$2,395	$3	*
____________________

*	Not meaningful.
Net revenues increased $89 million and $161 million in the three and six months ended June 30, 2016, respectively. During both periods, the most significant improvements came from CIE’s online games business and rooms revenues from hotel stays at our casino properties. Our gaming-related revenues and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. The following are key drivers of year over year performance.

Cash ADR (1)
Three Months Ended June 30, 2016 versus 2015	Six Months Ended June 30, 2016 versus 2015
____________________

(1)	Average cash daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by room revenue and rooms occupied.

CERP Performance
Net revenues declined $4 million for the second quarter of 2016 and $5 million for the first half of 2016 compared with the corresponding prior year periods. The declines were attributable to the following:

•	CERP’s gaming volumes declined an aggregate 4% and 6% during the three and six months ended June 30, 2016, respectively.

•
Expansion of resort fees to all properties in our portfolio during 2015, improved hotel yield, and the opening of the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”) in the third quarter of 2015 drove an increase in CERP’s hotel average cash daily rate (“cash ADR”) to $123 for the second quarter of 2016 from $114 in 2015 and $123 for the first half of 2016 from $113 in 2015.

•
CERP rooms revenue was negatively affected by scheduled room renovations at Harrah’s Las Vegas, which resulted in over 10,000 room nights out of service during the second quarter of 2016 and nearly 50,000 room nights during the first half of 2016.

CGP Casinos Performance
Net revenues increased $33 million for the second quarter of 2016 and $59 million for the first half of 2016 compared with the corresponding prior year periods. The increases were attributable to the following:

•
Horseshoe Baltimore contributed increases of $16 million and $20 million in casino revenues for the second quarter and the first half of 2016, respectively, as the area recovered from poor performance experienced in the second quarter of 2015 resulting from the period of civil unrest in Baltimore. Horseshoe Baltimore benefitted from increases in gaming volumes of 14% and 6% during the three and six months ended June 30, 2016, respectively.

•
Room renovations at The LINQ Hotel & Casino (“The LINQ Hotel”) were substantially completed and available to guests in early May 2015, which contributed $6 million increase in rooms revenue during the second quarter of 2016 and $20 million during the first half of 2016. This was driven by increases in available and occupied rooms and improved hotel yield, resulting in increased hotel cash ADR. The higher volume of guests and visitors subsequent to renovation also led to slight increases in both food and beverage revenues and casino revenues.

•
An increase in other revenues in 2016 was driven by increases at Planet Hollywood Resort & Casino, which contributed to higher entertainment revenue of $10 million for the second quarter of 2016 and $20 million for the first half of 2016.

•
Harrah’s New Orleans experienced a decrease of $14 million in casino revenues for the first half of 2016, which was in part caused by the New Orleans smoking ban that was enacted in April 2015. Gaming volumes declined 14% for the first half of 2016.

CIE Performance
Net revenues increased $63 million during the second quarter of 2016 and $114 million for the first half of 2016 compared with the corresponding prior year periods. CIE has continued to experience strong organic growth in social and mobile games due to the focus on increasing the number of users and the conversion of those users into players who purchase CIE’s virtual currency, which contributed to the 29% increase in average revenue per user for the second quarter of 2016 and 23% for the first half of 2016.

CIE Key Performance Indicators
Three Months Ended June 30, 2016 versus 2015	Six Months Ended June 30, 2016 versus 2015
Average Daily Active Users

Average Monthly Unique Payers
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

Analysis of Key Drivers of Income/(Loss) from Operations Performance
Income from operations decreased $22 million and $3 million in the three and six months ended June 30, 2016, respectively. After net revenues, the key drivers of income from operations in both periods are primarily property, general, administrative, and other, which includes CIE’s stock-based compensation expense; depreciation and amortization; and platform fees.
Income from Operations by Category - CERP, CGP Casinos & CIE

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Net revenues	$1,230	$1,141	$89	7.8%	$2,398	$2,237	$161	7.2%

Operating expenses
Casino	279	278	(1)	(0.4)%	564	562	(2)	(0.4)%
Food and beverage	100	99	(1)	(1.0)%	193	191	(2)	(1.0)%
Rooms	63	57	(6)	(10.5)%	122	109	(13)	(11.9)%
Platform fees	68	51	(17)	(33.3)%	132	100	(32)	(32.0)%
Property, general, administrative, and other (“PGA & O”)	385	305	(80)	(26.2)%	716	615	(101)	(16.4)%
Depreciation and amortization (“Depreciation”)	109	96	(13)	(13.5)%	228	187	(41)	(21.9)%
Corporate expense	41	45	4	8.9%	82	84	2	2.4%
Other operating costs	21	24	3	12.5%	43	68	25	36.8%
Total operating expenses	1,066	955	(111)	(11.6)%	2,080	1,916	(164)	(8.6)%
Income from operations	$164	$186	$(22)	(11.8)%	$318	$321	$(3)	(0.9)%

Increase/(Decrease) in Income from Operations - CERP, CGP Casinos & CIE
Three Months Ended June 30, 2016 versus 2015

Increase/(Decrease) in Income from Operations - CERP, CGP Casinos & CIE
Six Months Ended June 30, 2016 versus 2015
Income/(Loss) from Operations - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
CERP	$111	$126	$(15)	(11.9)%	$189	$233	$(44)	(18.9)%
CGP Casinos	67	44	23	52.3%	130	208	(78)	(37.5)%
CIE	20	54	(34)	(63.0)%	74	95	(21)	(22.1)%
Other	(34)	(38)	4	10.5%	(75)	(215)	140	65.1%
Total CERP, CGP Casinos & CIE	164	186	(22)	(11.8)%	318	321	(3)	(0.9)%
CEOC	—	—	—	—	—	9	(9)	*
Other	—	—	—	—	—	—	—	—
Total CEOC	—	—	—	—	—	9	(9)	*
Consolidated Caesars	$164	$186	$(22)	(11.8)%	$318	$330	$(12)	*
____________________

*	Not meaningful.
CEC Performance
For the six months ended June 30, 2016, improved other operating costs as 2015 includes the accrual of a $35 million additional payment to CEOC (see Note 1), which was partially offset by increased legal fees in 2016.
CERP Performance
Income from operations was primarily affected by the revenue declines described above and increases of $10 million in depreciation and amortization expense for the second quarter of 2016 and $33 million for the first half of 2016. These increases mostly resulted from accelerated depreciation of $4 million in the second quarter of 2016 and $24 million in the first half of 2016 due to the removal and replacement of certain assets related to ongoing property renovation projects at primarily Harrah’s Las Vegas, Flamingo Las Vegas, and Paris Las Vegas, as well as depreciation expense related to the Atlantic City Conference Center of $2 million during the second quarter of 2016 and $4 million for the first half of 2016.
CGP Casinos Performance
Income from operations increased $23 million for the second quarter of 2016 and declined $78 million for the first half of 2016 compared with the corresponding prior year periods. Income from operations for the first half of 2015 includes a $115 million benefit related to the change in fair value of contingently issuable non-voting membership units, which is eliminated in consolidation. Excluding the effect of this fair value adjustment, income from operations increased $37 million. Income from operations for the second quarter and first half of 2016 benefited from the increases in net revenues described above.

CIE Performance
Income from operations declined $34 million for the second quarter of 2016 and $21 million for the first half of 2016 compared with the corresponding prior year periods. The increases in net revenues described above were accompanied by corresponding increases in platform fees of $17 million and $32 million, respectively. In addition, CIE recognized expenses of $66 million for the second quarter of 2016 and $94 million first half of 2016 resulting from adjustments in the fair value of their stock-based compensation awards, which represented increases of $59 million and $74 million compared with the corresponding prior year periods. These awards are classified as liability-based instruments and are re-measured at their fair value at each reporting date (see Note 12).
Interest Expense and Other Factors that Affect Net Income/(Loss)
Interest Expense - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
CEOC	$—	$—	$—	—%	$—	$87	$87	*
CERP	99	98	(1)	(1.0)%	198	200	2	1.0%
CGP Casinos	49	47	(2)	(4.3)%	100	94	(6)	(6.4)%
CIE	—	1	1	100.0%	1	3	2	66.7%
Other	2	1	(1)	(100.0)%	2	—	(2)	(100.0)%
Total	$150	$147	$(3)	(2.0)%	$301	$384	$83	*
____________________

*	Not meaningful.
Other Factors Affecting Net Income/(Loss) - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Deconsolidation and restructuring of CEOC and other	$(2,026)	$7	$(2,033)	*	$(2,263)	$7,096	$(9,359)	*
Income tax benefit/(provision)	(31)	4	(35)	*	(71)	(188)	117	62.2%
____________________

*	Not meaningful.
Interest Expense
The CEOC deconsolidation resulted in an $87 million decrease in interest expense for the six months ended June 30, 2016 compared with the prior year period. Excluding this effect, interest expense increased $3 million and $4 million for the three and six months ended June 30, 2016, respectively, primarily due to the reduction in capitalized interest as a result of CERP’s completion of the Atlantic City Convention Center construction in the third quarter of 2015 and CGP’s renovations at The LINQ Hotel, which were substantially completed and available to guests in early May 2015.
Deconsolidation and Restructuring of CEOC and Other
As described in Note 1, we recognized certain obligations that we believe will ultimately be settled under the Amended Plan or the RSAs. As a result, during the three and six months ended June 30, 2016, we accrued additional expenses associated with the CEOC restructuring totaling $2.0 billion and $2.3 billion, respectively. A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. As described in Note 7, these obligations will be accounted for at fair value each period until they are ultimately settled as part of the Restructuring, and a fluctuation in the value of one or more of the inputs to our fair value estimates could result in a significant adjustment to the fair value of these obligations.
Effective January 15, 2015, we deconsolidated CEOC and recognized a gain of $7.1 billion during the six months ended June 30, 2015 (see Note 2).

Income Taxes
The effective tax rates were negative 1.5% for the three months ended June 30, 2016 and negative 8.7% for the three months ended June 30, 2015. The effective tax rates were negative 3.2% for the six months ended June 30, 2016 and 2.7% for the six months ended June 30, 2015. See Note 13 for a detailed discussion of income taxes and the effective tax rate.
Liquidity and Capital Resources

Liquidity Discussion and Analysis
As described above, CEOC filed for reorganization under Chapter 11 of the Bankruptcy Code, and we deconsolidated CEOC effective January 15, 2015. As such, all amounts presented in the following analysis exclude the amounts related to CEOC for periods subsequent to the deconsolidation of CEOC.
We do not believe that the event of default by CEOC resulting from its bankruptcy filing will directly affect the liquidity of CEC and its consolidated operating subsidiaries as of June 30, 2016, due to the absence of cross-default provisions in the indebtedness issued by other CEC subsidiaries and a 2014 modification of a parent guarantee (as discussed in Note 1). However, as stated previously, there is substantial doubt as to CEC’s ability to continue as a going concern as we have limited cash available to meet the financial commitments of CEC, primarily resulting from significant expenditures made to (1) defend the Company against the matters disclosed in Note 1 and (2) support CEOC’s plan of reorganization (the “Restructuring”); we have made material future commitments to support the Restructuring; and we are a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010, that if resolved against us would raise substantial doubt about CEC’s ability to continue as a going concern. See Note 1 for a full description.
We are a highly-leveraged company and had $7.0 billion in face value debt outstanding as of June 30, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As detailed in the table below, our estimated consolidated debt service obligation for the remainder of 2016 (including principal and interest) is $312 million and $9.4 billion thereafter to maturity.
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
Consolidated cash and cash equivalents as of June 30, 2016 as shown in the table below, includes amounts held by CERP, CGP, and Caesars Enterprise Services, LLC (“CES”), which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including $103 million related to its insurance captives.
Cash and Available Revolver Capacity

	June 30, 2016
(In millions)	CERP	CES	CGP	Other
Cash and cash equivalents (1)	$191	$104	$1,029	$201
Revolver capacity	270	—	160	—
Revolver capacity drawn or committed to letters of credit	(15)	—	—	—
Total	$446	$104	$1,189	$201
____________________

(1)	CGP’s cash and cash equivalents includes $107 million held by foreign subsidiaries.

Annual Estimated Debt Service Requirements

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
CERP	$210	$421	$405	$405	$3,730	$1,270	$6,441
CGP	102	201	205	380	450	1,936	3,274
Total	$312	$622	$610	$785	$4,180	$3,206	$9,715
We generated consolidated operating cash inflows of $366 million for the six months ended June 30, 2016, including operating cash inflows of $185 million and $276 million from CERP and CGP, respectively. Our cash flows from operations include outflows by CEC related to the Restructuring of CEOC and by CES related to cash payments on behalf of its Members for expenses accrued but not paid during 2015.
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
CERP generated a net loss of $8 million during the six months ended June 30, 2016, which includes the impact of non-cash items such as depreciation and amortization expense of $132 million during the period. Other than accelerated depreciation and amortization expense compared with the prior year (described above), CERP’s operating activities were stable and yielded operating cash flows of $185 million, an 8% decline from the prior year period.
CERP’s capital expenditures were $59 million during the 2016 period in support of its ongoing property renovations, a decrease of $17 million, or 22%, compared with the prior year period. In addition to acquisitions of property and equipment, CERP also has commitments related to its long-term debt and revolving credit facility. In 2016, CERP incurred $198 million of interest expense, of which $196 million was paid in cash, and repaid $83 million of debt primarily on its revolving credit facility ($148 million in payments less $65 million in revolver draws).
CGP (CGP Casinos and CIE combined) generated net income of $42 million during the six months ended June 30, 2016, which includes the impact of non-cash items such as depreciation and amortization expense of $97 million and stock-based compensation expense of $98 million during the period. CGP’s operating cash flows increased to $276 million, which is an improvement of $167 million compared with the prior year period primarily due to the improved operating results described above for CGP Casinos and CIE.
CGP’s capital expenditures were $40 million during the 2016 period, which was a reduction of $92 million compared with the prior year period due to property renovations that were completed during the first half of 2015. In addition to acquisitions of property and equipment, CGP also has commitments related to its long-term debt and revolving credit facility. During the 2016 quarter, CGP incurred $101 million of interest expense, of which $94 million was paid in cash, and repaid $58 million in debt primarily on its revolving credit facility ($73 million in payments less $15 million in revolver draws).
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
We believe that CERP and CGP’s cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations during the remainder of 2016, as well as remaining 2016 estimated interest and principal payments due on long-term debt totaling $312 million. However, if needed, their existing cash and cash equivalents and availability under their revolving credit facility are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under their lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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
Summary of Capital Expenditures

	Six Months Ended June 30,		Increase/ (Decrease)
(In millions)	2016	2015
Development	$3	$75	$(72)
Renovation/refurbishment	86	142	(56)
Other	17	10	7
Total capital expenditures	$106	$227	$(121)

Included in capital expenditures:
Capitalized payroll costs	$2	$3
Capitalized interest	—	9
For the six months ended June 30, 2016, capital expenditures were primarily related to hotel renovation projects at Harrah’s Las Vegas, Paris Las Vegas, and Planet Hollywood. Capital expenditures decreased compared with the prior year period primarily due to the completion of the Atlantic City Conference Center which was still under construction in the first quarter 2015.
Projected Capital Expenditures for 2016

(In millions)	Low	High
CERP	$150	$165
CGP	110	120
CES	15	30
Total	$275	$315
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
Except as described in Note 1, as of June 30, 2016, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2015 10-K.
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
Reconciliation of Property EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income/(loss) attributable to Caesars	$(2,077)	$15	$(2,385)	$6,787
Net income attributable to noncontrolling interests	34	35	68	60
Loss from discontinued operations, net of income taxes	—	—	—	7
Income tax (benefit)/provision	31	(4)	71	188
Deconsolidation and restructuring of CEOC and other	2,026	(7)	2,263	(7,096)
Interest expense	150	147	301	384
Depreciation and amortization	109	96	228	198
Corporate expense	41	45	82	91
Other operating costs	21	24	43	72
Property EBITDA	$335	$351	$671	$691

Segment Property EBITDA (1)

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)

(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
CERP	$184	$186	$(2)	(1.1)%	$348	$356	$(8)	(2.2)%
CGP Casinos	117	100	17	17.0%	227	190	37	19.5%
CIE (2)	32	62	(30)	(48.4)%	93	111	(18)	(16.2)%
Other	2	3	(1)	(33.3)%	3	3	—	—%
Total CERP, CGP Casinos, and CIE	335	351	(16)	(4.6)%	671	660	11	1.7%
CEOC	—	—	—	—%	—	31	(31)	*
Total Consolidated Caesars	$335	$351	$(16)	(4.6)%	$671	$691	$(20)	*
____________________

*	Not meaningful due to the deconsolidation of CEOC.

(1)	See reconciliation of net income/(loss) to Property EBITDA by segment at Note 14.

(2)
CIE recognized expenses of $66 million for the second quarter of 2016 and $94 million first half of 2016 resulting from adjustments in the fair value of their stock-based compensation awards, which negatively affected CIE property EBITDA.

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

•	the event that the RSAs may not be consummated in accordance with their terms, or persons not party to the RSAs may successfully challenge the implementation thereof;

•
the length of time CEOC will operate in the Chapter 11 cases and CEOC’s failure to comply with the milestones previously provided by the First Lien RSA or that may be included in the RSAs or other agreements relating to the Restructuring;

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

•	the impact of a bankruptcy by other third parties that we depend on;

•	continued growth in consumer demand for non-gaming activities replacing demand for gambling;

•	CERP’s ability to renew our agreement to host the World Series of Poker’s Main Event;

•	our ability to retain our resident performers on acceptable terms;

•	uncertainty in the completion of projects neighboring our properties that are expected to be beneficial to our properties;

•	our ability to realize any or all of our projected cost savings; any impairments to goodwill, indefinite-lived intangible assets, or long- lived assets that we may incur;

•	fluctuations in energy prices;

•	our ability to recover on credit extended to our customers;

•	damage caused to our brands due to the unauthorized use of our brand names by third parties;

•	the failure of CES and CEOC to protect the trademarks that are licensed to us;

•	the effects of compromises to our information systems or unauthorized access to confidential information or our customers’ personal information;

•	the effects of deterioration in the success of third parties adjacent to our business;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” in our 2015 10-K.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	7/11/2016

†10.1	Amendment No. 1 Employment Agreement between Caesars Enterprise Services, LLC and Tariq Shaukat.	—	8-K	—	10.1	4/11/2016

†10.2	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2016

†10.3	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	X

†10.4	Form of Cash Award Agreement under 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/27/2016

†10.5	Amendment No. 2 to Employment Agreement among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Mark Frissora	—	8-K	—	10.1	7/6/2016

†10.6	Restricted Stock Unit Award between Mark Frissora and Caesars Entertainment Corporation	—	8-K	—	10.2	7/6/2016

†10.7	Restricted Stock Unit Award dated as of June 29, 2016 between Mark Frissora and Caesars Acquisition Company	—	8-K	—	10.3	7/6/2016

†10.8	Form of Restricted Stock Unit Award Agreement (July 2016 Retention Awards)	—	8-K	—	10.4	7/6/2016

†10.9	Form of Cash Award Agreement (July 2016 Retention Awards)	—	8-K	—	10.5	7/6/2016

10.10	Restructuring Support and Forbearance Agreement, dated as of June 6, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.1	6/8/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.11	Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself, each of the debtors in the Chapter 11 Cases and its other direct and indirect subsidiaries and Caesars Entertainment Corporation.	—	8-K	—	10.2	6/8/2016

10.12	First Amended Restructuring Support and Forbearance Agreement, dated as of June 20, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.1	6/21/2016

10.13	Restructuring Support and Settlement Agreement, dated as of June 22, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and the statutory unsecured claimholders’ committee in the Chapter 11 Cases.	—	8-K	—	10.1	6/22/2016

10.14	Voting Agreement, dated as of July 9, 2016, among Caesars Entertainment Corporation, Hamlet Holdings LLC and the Holders party thereto.	—	8-K	—	10.1	7/11/2016

10.15	First Amended and Restated Restructuring Support, Settlement and Contribution Agreement, dated as of July 9, 2016, between Caesars Entertainment Corporation and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.2	7/11/2016

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101
The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X
_______________

† Denotes a management contract or compensatory plan or arrangement.
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

August 2, 2016	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer