Form 10-Q
period 2016-09-30
CAESARS ENTERTAINMENT Corp
filed 2016-11-07
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common stock, $0.01 par value	146,962,562

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents ($1,233 and $948 attributable to our VIEs)	$1,669	$1,227
Restricted cash ($3,355 and $3 attributable to our VIEs)	3,414	58
Receivables, net ($69 and $63 attributable to our VIEs)	140	134
Due from affiliates ($46 and $33 attributable to our VIEs)	46	34
Prepayments and other current assets ($58 and $46 attributable to our VIEs)	114	121
Inventories ($6 and $7 attributable to our VIEs)	16	21
Assets held for sale ($0 and $364 attributable to our VIEs)	—	364
Total current assets	5,399	1,959
Property and equipment, net ($2,534 and $2,607 attributable to our VIEs)	7,456	7,584
Goodwill ($206 and $206 attributable to our VIEs)	1,608	1,608
Intangible assets other than goodwill ($194 and $206 attributable to our VIEs)	449	498
Restricted cash ($5 and $9 attributable to our VIEs)	5	109
Deferred charges and other assets ($245 and $253 attributable to our VIEs)	434	448
Total assets	$15,351	$12,206

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable ($96 and $124 attributable to our VIEs)	$158	$161
Due to affiliates ($307 and $15 attributable to our VIEs)	309	16
Accrued expenses and other current liabilities ($404 and $232 attributable to our VIEs)	811	550
Accrued restructuring and support expenses	6,209	905
Interest payable ($52 and $37 attributable to our VIEs)	195	131
Current portion of long-term debt ($22 and $70 attributable to our VIEs)	51	187
Liabilities held for sale ($0 and $66 attributable to our VIEs)	—	66
Total current liabilities	7,733	2,016
Long-term debt ($2,258 and $2,267 attributable to our VIEs)	6,755	6,777
Deferred income taxes ($0 and $13 attributable to our VIEs)	1,749	1,000
Deferred credits and other liabilities ($30 and $125 attributable to our VIEs)	85	180
Total liabilities	16,322	9,973
Commitments and contingencies (Note 8)
Stockholders’ equity/(deficit)
Caesars stockholders’ equity/(deficit)	(2,639)	987
Noncontrolling interests	1,668	1,246
Total stockholders’ equity/(deficit)	(971)	2,233
Total liabilities and stockholders’ equity/(deficit)	$15,351	$12,206

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenues
Casino	$542	$542	$1,633	$1,759
Food and beverage	202	211	612	639
Rooms	237	220	701	663
Other revenue	136	118	385	370
Less: casino promotional allowances	(131)	(134)	(403)	(423)
Net revenues	986	957	2,928	3,008
Operating expenses
Direct
Casino	276	279	840	913
Food and beverage	99	102	292	303
Rooms	67	59	189	171
Property, general, administrative, and other	402	268	928	805
Depreciation and amortization	111	91	325	274
Corporate expense	40	40	122	131
Other operating costs	35	34	77	106
Total operating expenses	1,030	873	2,773	2,703
Income/(loss) from operations	(44)	84	155	305
Interest expense	(147)	(147)	(448)	(530)
Deconsolidation and restructuring of CEOC and other	(3,070)	(935)	(5,333)	6,162
Income/(loss) from continuing operations before income taxes	(3,261)	(998)	(5,626)	5,937
Income tax benefit/(provision)	(27)	206	(37)	49
Income/(loss) from continuing operations, net of income taxes	(3,288)	(792)	(5,663)	5,986
Discontinued operations, net of income taxes	3,293	36	3,351	106
Net income/(loss)	5	(756)	(2,312)	6,092
Net income attributable to noncontrolling interests	(648)	(35)	(716)	(94)
Net income/(loss) attributable to Caesars	$(643)	$(791)	$(3,028)	$5,998

Earnings/(loss) per share - basic and diluted
Basic earnings/(loss) per share from continuing operations	$(26.80)	$(5.70)	$(43.70)	$40.67
Basic earnings per share from discontinued operations	22.42	0.26	22.96	0.75
Basic earnings/(loss) per share	$(4.38)	$(5.44)	$(20.74)	$41.42

Diluted earnings/(loss) per share from continuing operations	$(26.80)	$(5.70)	$(43.70)	$40.14
Diluted earnings per share from discontinued operations	22.42	0.26	22.96	0.74
Diluted earnings/(loss) per share	$(4.38)	$(5.44)	$(20.74)	$40.88

Weighted-average common shares outstanding - basic	147	145	146	145
Weighted-average common shares outstanding - diluted	147	145	146	147

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)

	Caesars Stockholders’ Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2014	$1	$(19)	$8,140	$(13,104)	$(15)	$(4,997)	$255	$(4,742)
Net income	—	—	—	5,998	—	5,998	94	6,092
Share-based compensation	—	(2)	41	—	—	39	—	39
Elimination of CEOC noncontrolling interest and deconsolidation (1)	—	—	—	—	16	16	854	870
Decrease in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	(13)	(13)
Other	—	—	(4)	—	—	(4)	17	13
Balance as of September 30, 2015	$1	$(21)	$8,177	$(7,106)	$1	$1,052	$1,207	$2,259

Balance as of December 31, 2015	$1	$(21)	$8,191	$(7,185)	$1	$987	$1,246	$2,233
Net income/(loss)	—	—	—	(3,028)	—	(3,028)	716	(2,312)
Share-based compensation	—	(7)	32	—	—	25	—	25
CIE stock transactions, net (2)	—	—	(622)	—	—	(622)	(3)	(625)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(287)	(287)
Other	—	—	(1)	—	—	(1)	(4)	(5)
Balance as of September 30, 2016	$1	$(28)	$7,600	$(10,213)	$1	$(2,639)	$1,668	$(971)
____________________

(1)	The effect of the deconsolidation of CEOC. See Note 1.

(2)	Primarily related to the repurchase of shares held by minority interest holders as part of CIE’s sale of its SMG Business (see Note 14).

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash flows provided by operating activities	$454	$163
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(147)	(280)
Deconsolidation of CEOC cash	—	(958)
Increase in restricted cash	(4,429)	(29)
Decrease in restricted cash	1,177	55
Return of investment from discontinued operations	132	94
Contributions to discontinued operations	(144)	(29)
Proceeds from the sale and maturity of investments	38	25
Payments to acquire investments	(15)	(28)
Other	(3)	(3)
Cash flows used in investing activities	(3,391)	(1,153)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	80	271
Repayments of long-term debt and revolving credit facilities	(255)	(391)
Repurchase of CIE shares	(609)	(54)
Distribution of CIE sale proceeds	(487)	—
Distributions to noncontrolling interest owners	(21)	(26)
Other	7	17
Cash flows used in financing activities	(1,285)	(183)
Cash flows from discontinued operations
Cash flows from operating activities	157	80
Cash flows from investing activities	4,384	(8)
Cash flows from financing activities	12	(96)
Cash flows from discontinued operations	4,553	(24)

Change in cash classified as held for sale	111	18

Net increase/(decrease) in cash and cash equivalents	442	(1,179)
Cash and cash equivalents, beginning of period	1,227	2,702
Cash and cash equivalents, end of period	$1,669	$1,523

Supplemental Cash Flow Information:
Cash paid for interest	$363	$480
Cash paid for income taxes	65	55
Non-cash investing and financing activities:
Change in accrued capital expenditures	1	(20)

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
Note 1 - Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. CEC owns 100% of Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). We also consolidate the results of Caesars Interactive Entertainment, LLC (formerly Caesars Interactive Entertainment, Inc.) (“CIE”), a wholly owned subsidiary of CGP that operates an online games business and owns the World Series of Poker (“WSOP”) tournaments and brand. CIE sold its social and mobile games business (the “SMG Business”) on September 23, 2016, as discussed below. As of September 30, 2016, CERP and CGP owned a total of 12 casino properties in the United States, eight of which are in Las Vegas. These eight casino properties represented 65% of consolidated net revenues for both the three and nine months ended September 30, 2016.
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
Reportable Segments
We view each casino property as an operating segment and currently aggregate all such casino properties into two reportable segments based on management’s view, which aligns with their ownership and underlying credit structures: CERP and CGP.
Through June 30, 2016, we aggregated the operating segments within CGP into two separate reportable segments: Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”) and CIE. On September 23, 2016, CIE sold the SMG Business for cash consideration of $4.4 billion (the “CIE Proceeds”), subject to customary purchase price adjustments, and retained only its WSOP and regulated online real money gaming businesses. The SMG Business represented the majority of CIE’s operations and was classified as discontinued operations for the three and nine months ended September 30, 2016. Historical results of the SMG Business have been recast as discontinued operations for the three and nine months ended September 30, 2015, and the related assets and liabilities have been recast as held for sale as of December 31, 2015 (See Note 14). After excluding the SMG Business from CIE’s continuing operations, the remaining CIE business is not material, and we no longer consider CIE to be a separate reportable segment from CGP Casinos. Therefore, CGP Casinos and CIE have been combined for all periods presented to form the CGP segment. Additionally, CEOC remained a reportable segment until its deconsolidation effective January 15, 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Announced Merger with Caesars Acquisition Company
In 2014, CEC and Caesars Acquisition Company (“CAC”) entered into a merger agreement, which was amended and restated on July 9, 2016 (the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the “Merger”). Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of CAC common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into, and become exchangeable for, shares of CEC common stock in a ratio to ensure that holders of CAC common stock receive shares equal to 27.5% of the outstanding CEC common stock on a fully diluted basis (prior to the conversion of the CEC Convertible Notes being issued as part of the Restructuring, as defined below) (the “Exchange Ratio”). The Exchange Ratio may be subject to change, and CEC or CAC may terminate the Merger Agreement under certain circumstances.
We expect the Merger to be accounted for as a transaction among entities under common control, which will result in CAC being consolidated into Caesars at book value as an equity transaction.
Going Concern
Overview
As a result of the following circumstances, we have substantial doubt about CEC’s ability to continue as a going concern:

•
we have limited unrestricted cash available to meet the financial commitments of CEC, primarily resulting from significant expenditures made to (1) defend against the litigation matters disclosed below and (2) support a plan of reorganization for CEOC (the “Restructuring”);

•	we have made material future commitments to support the Restructuring described below; and

•	we are a defendant in litigation relating to certain CEOC transactions dating back to 2010 and other legal matters (see Note 3) that could result in one or more adverse rulings against us.
CEC does not currently have sufficient cash to meet its financial commitments to support the Restructuring that are due when CEOC ultimately emerges from bankruptcy or to satisfy the potential obligations that would arise in the event of an adverse ruling on one or all of the litigation matters disclosed below. The completion of the Merger is expected to allow CEC to fulfill its financial commitments in support of the Restructuring. However, if the Merger is not completed for any reason, CEC would still be liable for many of these obligations. In addition, although under the terms of the Restructuring, all related litigation is expected to be resolved, the outstanding litigation matters are only stayed pending confirmation of the Restructuring and CEOC’s emergence from bankruptcy.
The cash forecast at CEC currently contemplates liquidity to be sufficient through December 31, 2016. In addition, CEC entered into the CIE Proceeds and Reservation Rights Agreement (as amended on October 7, 2016) with CIE, CEOC and CAC (the “CIE Proceeds Agreement”), which allows for up to $235 million of the proceeds from the SMG Business sale to be distributed to CEC in order to pay certain fees in support of the Restructuring (“CEC Expense Amounts”). After taking into account the cash available to pay the CEC Expense Amounts, CEC expects to have sufficient cash to meet its ongoing obligations as they come due. However, there are restrictions governing when and how the cash designated for CEC Expense Amounts can be used, pursuant to the terms of the Second Lien RSA (defined below) (see Note 2). CEC also expects to gain access to the remaining proceeds from the sale of the SMG Business upon completion of the Merger, which will be used to fund its other commitments in support of the Restructuring.
If CEC is unable to access additional sources of cash when needed, in the event of a material adverse ruling on one or all of the litigation matters disclosed below, or if CEOC does not emerge from bankruptcy on a timely basis on terms and under circumstances satisfactory to CEC, it is likely that CEC would seek reorganization under Chapter 11 of the Bankruptcy Code.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEOC Reorganization
On October 20, 2016, the Debtors filed an amended plan of reorganization (the “Third Amended Plan”) with the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) that replaces and provides for different terms than the Initial Plan filed in October 2015 and the second amended plan filed on June 28, 2016. CEC, CAC, the Debtors and CEOC’s major creditor groups have agreed to support the Third Amended Plan. The confirmation hearing for the Third Amended Plan has been scheduled for January 2017.
In connection with the Third Amended Plan, the following agreements with respect to the CEOC reorganization were either entered into or amended, as needed (collectively, the “RSAs”):

(a)	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated October 4, 2016, with certain parties holding claims under CEOC’s first lien notes (the “First Lien Bond RSA”);

(b)	Second Amended Restructuring Support and Forbearance Agreement, dated October 4, 2016, with certain parties holding claims under CEOC’s first lien credit agreement (the “First Lien Bank RSA”);

(c)	Restructuring Support, Forbearance and Settlement Agreement, dated October 4, 2016, with certain parties holding claims under CEOC’s second lien note agreements (the “Second Lien RSA”);

(d)
Amendment No. 1 to First Amended and Restated Restructuring Support and Forbearance Agreement, dated October 4, 2016, with certain parties holding claims under CEOC’s subsidiary guaranteed notes (the “SGN RSA”);

(e)	First Amended and Restated Restructuring Support, Settlement, and Contribution Agreement, dated July 9, 2016, with CEOC (the “CEC RSA”);

(f)	Amended and Restated Restructuring Support Agreement, dated July 9, 2016, with CAC and CEOC (the “CAC RSA”); and

(g)	Restructuring Support and Settlement Agreement, dated June 22, 2016, with the unsecured claimholders’ committee in the Chapter 11 cases (the “UCC RSA”).
The “Effective Date” of the Restructuring (the material terms of which are contained in the RSAs and the Third Amended Plan) is the date upon which all required conditions of the Restructuring have been satisfied or waived and on which the CEOC reorganization and related transactions become effective.
As a result of entering into the Third Amended Plan and the RSAs, we believe it is probable that certain obligations described in the Third Amended Plan and the RSAs will ultimately be settled, and therefore, we have accrued the items described in the table below that are estimable in accrued restructuring and support expenses on the Balance Sheets. During the third quarter of 2016, we updated our accruals based on the terms of the Third Amended Plan and the RSAs and recorded an additional $3.0 billion in deconsolidation and restructuring of CEOC and other in the statement of operations, which increased our total expense to $5.3 billion for the nine months ended September 30, 2016.
We estimated the total consideration we expect to provide in support of the Restructuring, which includes a combination of cash, CEC common stock, and CEC convertible notes. Accrued restructuring and support expenses does not include the consideration that will be issued as part of the acquisition of OpCo (as defined below), which will be recorded when the transaction is consummated.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accrued Restructuring and Support Expenses

	Accrued as of
(In millions)	September 30, 2016	December 31, 2015
Forbearance fees and other payments to creditors	$977	$484
Bank Guaranty Settlement	734	386
Issuance of CEC common shares	2,741	—
Issuance of CEC convertible notes	1,500	—
Payment of creditor expenses, settlement charges, and other fees	222	—
Payment to CEOC	35	35
Total accrued	$6,209	$905
Forbearance Fees and Other Payments to Creditors. CEC has agreed to pay certain fees in exchange for CEOC’s major creditors agreeing to forebear from exercising their rights and remedies under certain of CEOC’s credit agreements and to stay all pending litigation. The amounts disclosed above are reported net of $148 million that was paid during the fourth quarter of 2015. Subsequent to September 30, 2016, CEC paid an additional $6 million.
Bank Guaranty Settlement. In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee was limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consented to the Bank Amendment. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts. Pursuant to the Third Amended Plan, the CEOC creditors have agreed to eliminate the CEC Collection Guarantee, and we recorded $734 million as an estimate of the liability based on the terms of the Bank Guaranty Settlement agreement.
Issuance of CEC Common Shares. CEC will issue CEC common shares for the settlement of claims and potential claims and is obligated to repurchase at least $1.0 billion worth of the issued shares at a fixed price. As of September 30, 2016, our accrual includes the $1.0 billion repurchase obligation plus the estimated fair value of $1.7 billion for the net shares that we expect to issue after satisfying the repurchase obligation, which is subject to remeasurement on a quarterly basis. Additionally, we have accrued a liability of $29 million for the fair value associated with the creditors’ right to require CEC to repurchase up to $200 million worth of the newly-issued CEC common shares.
CEC’s majority shareholders, the Sponsors (as defined in Note 16), have agreed to provide their CEC common shares as consideration in support of the Restructuring and for the settlement of claims and potential claims. Therefore, our accrual also includes the fair value of the shares held by the Sponsors. We will reduce the estimate of our obligation upon receipt of the shares from the Sponsors, with an offsetting amount recorded to equity, which is expected to occur on the Effective Date. See Note 7 for additional information on fair value measurements and how this value was determined.
Issuance of CEC Convertible Notes. CEC will issue $1.1 billion in face value of convertible notes to the CEOC creditors for the settlement of claims and potential claims, and our accrual represents the estimated fair value of the notes to be issued.
Payment of Creditor Expenses, Settlement Charges, and Other Fees. Pursuant to the Third Amended Plan, CEC has agreed to pay certain professional fees incurred by CEOC’s creditors and has agreed to pay other ancillary fees and settlement amounts.
Payment to CEOC. In addition, and separate from the transactions and agreements described above, because there was not a comprehensive out-of-court restructuring of CEOC's debt securities or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes by February 15, 2016, a debt agreement entered into by CEOC in 2014 contemplates an additional payment to CEOC of $35 million from CEC. During the first quarter of 2015, we accrued this liability in accrued restructuring and support expenses on the Balance Sheet, and this amount is currently due and payable. The CIE Proceeds Agreement designates a portion of the proceeds from the sale of the SMG Business for the purpose of paying this obligation upon CEOC’s emergence from bankruptcy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Other Commitments Under the Third Amended Plan
The following represents other commitments or potential obligations to which CEC has agreed as part of the Third Amended Plan and certain of the RSAs, none of which have been accrued as of September 30, 2016.

Purchase 100% of OpCo common stock for $700 million (1)
Issuance of CEC common shares in exchange for OpCo preferred stock
Purchase 5% of PropCo equity for $91 million (2)
PropCo has right of first refusal on the real property assets associated with all new domestic non-Las Vegas gaming facility opportunities, with CEC or OpCo leasing such properties
PropCo receives a call right to purchase the real property assets associated with Harrah’s Atlantic City, Harrah’s Laughlin, and Harrah’s New Orleans (subject to the terms of the CERP and CGPH credit agreements)

Guarantee of OpCo’s payment obligations to PropCo under the leases of the CEOC Properties
Guarantee of OpCo debt received by the First Lien Bank Lenders and First Lien Noteholders
____________________

(1)
“OpCo” refers to the proposed entity resulting from the Restructuring that will operate the CEOC Properties under a lease with PropCo. “CEOC Properties” refers to those properties owned by CEOC as of the Petition Date.

(2)
“PropCo” refers to the proposed entity resulting from the Restructuring that will own the real property assets associated with the CEOC Properties as of the Effective Date. This commitment is dependent on the ultimate legal structure of the entities formed as part of the Restructuring.

The acquisitions of OpCo equity and PropCo equity represent future investment transactions and will be recorded when (or if) the transactions are consummated. The PropCo right of refusal and call right to purchase the real property assets associated with the listed properties are either not estimable or not financial obligations that would require accrual. The guarantees of OpCo’s payment and debt obligations relate to OpCo commitments that do not yet exist, and thus do not give rise to any obligations for CEC as of September 30, 2016.
Liquidity
Caesars Entertainment is a highly-leveraged company and had $6.9 billion in consolidated debt outstanding as of September 30, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As detailed in Note 9, our consolidated estimated debt service (including principal and interest) for the remainder of 2016 is $286 million and $9.3 billion thereafter to maturity. See Note 9 for details of our debt outstanding and related restrictive covenants. This includes, among other information, details of our individual borrowings outstanding and each subsidiary’s annual maturities of long-term debt as of September 30, 2016.
Cash and Available Revolver Capacity

	September 30, 2016
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$247	$1,140	$94	$188
Revolver capacity	270	160	—	—
Revolver capacity drawn or committed to letters of credit	—	—	—	—
Total	$517	$1,300	$94	$188
Consolidated cash and cash equivalents, excluding restricted cash, as shown in the table above include amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including its insurance captives.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. Its primary assets as of September 30, 2016, consist of $188 million in cash and cash equivalents and its ownership interests in CEOC, CERP and CGP. CEC’s cash includes $107 million held by its insurance captives. Provisions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) substantially restrict the ability of CERP, CGP, and their subsidiaries

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to provide dividends to CEC. In addition, CEC does not receive any financial benefit from CEOC during CEOC’s bankruptcy, as all earnings and cash flows are retained by CEOC for the benefit of its creditors.
CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries. Accordingly, CEC cash outflows are primarily used for corporate development opportunities and other corporate-level activity, including defending itself in the litigation in which it has been named as a defendant (see Note 3). In the first quarter of 2016, $100 million in cash that had previously been restricted by management for use in a casino development project became available for CEC’s use in operations. In addition, as described previously, CEC is able to fund certain eligible CEC Expense Amounts from $235 million of the proceeds from the sale of the SMG Business. Otherwise, CEC is generally limited to raising additional capital through borrowings or equity transactions because it has no operations of its own and the restrictions on its subsidiaries under lending arrangements generally prevent the distribution of cash from the subsidiaries to CEC, except for certain restricted payments that CERP and CGPH are authorized to make in accordance with their lending arrangements.
Litigation
In addition to financial commitments described above, we have the following outstanding uncertainties for which we have not accrued any amounts, all of which are described in Note 3:

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014 (the “Delaware Second Lien Lawsuit”);

•	Litigation commenced by parties on September 3, 2014 and October 2, 2014 (the “Senior Unsecured Lawsuits”);

•	Litigation commenced by UMB Bank on November 25, 2014 (the “Delaware First Lien Lawsuit”);

•	Demands for payment made by Wilmington Savings Fund Society, FSB on February 13, 2015 (the “February 13 Notice”);

•	Demands for payment made by BOKF, N.A., on February 18, 2015 (the “February 18 Notice”);

•	Litigation commenced by BOKF, N.A. on March 3, 2015 (the “New York Second Lien Lawsuit”);

•	Litigation commenced by UMB Bank on June 15, 2015 (the “New York First Lien Lawsuit”);

•	Litigation commenced by Wilmington Trust, National Association on October 20, 2015 (the “New York Senior Notes Lawsuit”); and

•	Litigation commenced by Trustees of the National Retirement Fund in January 2015 (the “NRF Litigation”).
Report of Bankruptcy Examiner
The Bankruptcy Court engaged an examiner to investigate possible claims CEOC might have against CEC and/or other entities and individuals. On March 15, 2016, the examiner released his report, which identifies a variety of potential claims against CEC and certain individuals related to a number of transactions dating back to 2009. Most of the examiner’s findings are premised on his view that CEOC was “insolvent” at the time of the applicable transactions and that CEOC did not receive fair value for assets transferred. The examiner’s report includes his conclusions on the relative strengths of these possible claims, many of which are described in Note 3. The examiner calculates an estimated range of potential damages for these potential claims from $3.6 billion to $5.1 billion, and such calculation does not account for probability of success, likelihood of collection, or the time or cost of litigation.
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
CEC believes that the conclusion of the examination and the release of the report was a necessary step to facilitate the settlement discussions in the CEOC bankruptcy proceedings. The Third Amended Plan and the related RSAs reflect the current status of the ongoing effort to arrive at a consensual plan providing for the timely emergence of CEOC from bankruptcy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 2 — Basis of Presentation and Consolidation
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of Caesars have been prepared under the rules and regulations of the Securities and Exchange Commission applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2016 fiscal year. All amounts presented in these consolidated condensed financial statements and notes thereto exclude the operating results and cash flows of CEOC subsequent to January 15, 2015, and the assets, liabilities, and equity of CEOC as of September 30, 2016 and December 31, 2015.
The results of operations and cash flows primarily related to the SMG Business were classified as discontinued operations for the three and nine months ended September 30, 2016, and the historical results have been recast as discontinued operations for the three and nine months ended September 30, 2015. The related assets and liabilities have been recast as held for sale as of December 31, 2015 (see Note 14).
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
Consolidation of CGP
Because the equity holders in CGP receive returns disproportionate to their voting interests and substantially all the activities of CGP are related to Caesars, CGP has been determined to be a VIE. CAC is the sole voting member of CGP. Common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings (as defined in Note 16). The assets held by CGP originally came from Caesars and continue to be intrinsically closely associated with Caesars through the nature of the business, as well as ongoing service and management agreements. Additionally, CEC is expected to receive the majority of the benefits or absorb the majority of the losses from its higher economic participation in CGP. Since CEC is more closely associated with CGP than CAC, we have determined that CEC is the primary beneficiary of CGP and is required to consolidate them. Neither CAC nor CGP guarantees any of CEC’s debt, and the creditors or beneficial holders of CGP have no recourse to the general credit of CEC.
CGP generated net revenues of $422 million and $417 million for the three months ended September 30, 2016 and 2015, respectively, and $1.3 billion and $1.2 billion for the nine months ended September 30, 2016 and 2015, respectively. Net income attributable to Caesars related to CGP was $3.2 billion for both the three and nine months ended September 30, 2016. Net loss attributable to Caesars related to CGP was $5 million and $2 million for the three and nine months ended September 30, 2015, respectively.
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
Our consolidated restricted cash includes amounts held by CGP of $3.4 billion and $12 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the majority of the balance is restricted under the terms of the CIE Proceeds Agreement, which requires a portion of the CIE Proceeds be deposited into the CIE escrow account (the "CIE Escrow Account"). Amounts may be distributed from the CIE Escrow Account only: (i) pursuant to the terms of the term sheet included in the CIE Proceeds Agreement and the agreement entered into among Wilmington Trust, National Association, CIE and CEOC,

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

governing the CIE Escrow Account, (ii) with the joint written consent of CIE and CEOC, or (iii) pursuant to an order of a court of competent jurisdiction.
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
Transactions with CEOC are treated as related party transactions for Caesars Entertainment. These transactions include items such as casino management fees paid to CEOC, insurance expenses related to insurance coverage provided to CEOC by Caesars Entertainment, and rent payments by CEOC to CERP under the Octavius Tower lease agreement. See Note 16 for additional information on related party transactions and on the carrying amounts and classification of assets and liabilities that relate to our variable interest in CEOC.
Note 3 — Litigation
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the “10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the “Delaware Second Lien Lawsuit”) in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, CAC,CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and is defending itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014,

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC’s motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the Restructuring, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the “Senior Unsecured Lawsuits”) were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment, which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC’s motion for a stay of these proceedings (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the Restructuring, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On March 3, 2015, BOKF filed a lawsuit (the “New York Second Lien Lawsuit”) against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the “New York First Lien Lawsuit”) against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indentures governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to parent guarantee provisions in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were both assigned to the same judge presiding over the other Parent Guarantee Lawsuits (as defined below) that are taking place in Manhattan. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied our motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. These motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment, which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC’s motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the Restructuring, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
On October 20, 2015, Wilmington Trust, National Association (“Wilmington Trust”), filed a lawsuit (the “New York Senior Notes Lawsuit” and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the “Parent Guarantee Lawsuits”) against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the “10.75% Senior Notes”). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment, which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC’s motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Restructuring, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
We believe that the claims and demands described above against CEC are without merit and we intend to defend the Company vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, as described above, the actions against CEC have also been stayed. See additional disclosure relating to CEOC’s Chapter 11 filing in Note 1. Should they ever proceed, we believe that the Noteholder Disputes and the Parent Guarantee Lawsuits have a reasonably possible likelihood of an adverse outcome. Should these matters ultimately be resolved through litigation outside of the Restructuring, and should a court find in favor of the claimants in some or all of the Noteholder Disputes, such determination would likely lead to a CEC reorganization under Chapter 11 of the Bankruptcy Code (see Note 1). We are not able to estimate a range of reasonably possible losses should any of the Noteholder Disputes ultimately be resolved against us, although they could potentially exceed $11 billion.
CEC-CAC Merger Litigation
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Merger Lawsuit”) in the Clark County District Court in the State of Nevada (the “Court”) against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Merger Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) an order directing the CAC Directors to fulfill alleged fiduciary duties to CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (2) an order directing the CAC Directors to account for all damages suffered or to be suffered by plaintiff and the putative class as a result of the Merger; and (3) an award to plaintiff for his costs and attorneys’ fees. On October 13, 2016, the Court dismissed the case for lack of prosecution. Pursuant to local rule, the case may be reinstated at the plaintiff’s written request, provided such request is filed within 30 days of the date of service of written notice of the dismissal.
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation (“Hilton”) spun-off its gaming operations as Park Place Entertainment Corporation (“Park Place”). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”) whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the “Hilton Plan”) based on the benefits of Hilton employees and Park Place employees. CEOC is the ultimate successor to Park Place under this Allocation Agreement. In 2013, a lawsuit was settled relating to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, we received a letter from Hilton, notifying us of a lawsuit related to the Hilton Plan that alleged that CEC had a potential liability for the additional claims under the terms of the Allocation Agreement.
On December 24, 2014, Hilton, the Plan Administrator of the Hilton Plan, and a representative of the Plan Administrator (the “Hilton Parties”) sued CEC and CEOC in federal court in Virginia primarily under the Employee Retirement Income Security Act (“ERISA”), and also under state contract and unjust enrichment law theories, for monetary and equitable relief in connection with this ongoing dispute. On April 14, 2015, the federal court dismissed the Hilton Parties’ unjust enrichment claim with prejudice and ordered that the remainder of the case be transferred to the Bankruptcy Court based upon its relationship to the CEOC bankruptcy case.
On June 9, 2016, CEC, CEOC and the Hilton Parties entered into a settlement of the Hilton Parties’ claims (the “Settlement Agreement”). Under the settlement, Hilton will receive a general unsecured claim in CEOC’s bankruptcy case for an amount equal to $51 million plus 31.75% for amounts paid by Hilton to the Hilton Plan due after July 16, 2016. For periods following the effective date of CEOC’s plan of reorganization, CEC shall assume certain of CEOC’s obligations under the Allocation Agreement. In exchange, Hilton shall turn over to CEC the distributions on account of $24.5 million of Hilton’s claim in the CEOC bankruptcy. On June 21, 2016, the parties sought approval of the Settlement Agreement. The CEOC Bankruptcy Court approved the Settlement Agreement on July 19, 2016. The settlement amount is fully accrued in liabilities subject to compromise at CEOC, and the Settlement Agreement is subject to the effectiveness of CEOC’s plan of reorganization.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
If both the 105 Motion and CEC’s appeal of the CEC Action are denied, then CEC could be required to pay to the NRF joint and several withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million each while CEC simultaneously arbitrates whether the NRF and its Board of Trustees had the authority to expel the Five Employers and trigger withdrawal liability for the CEC Controlled Group.
Also, on March 18, 2015, the NRF and its fund manager commenced a collection action in the S.D.N.Y. against CEC, CERP and all non-debtor members of the CEC Controlled Group for the payment of the first quarterly payment of withdrawal liability, which the NRF contended was due on March 15, 2015 (the “NRF Action”). On December 25, 2015, the District Judge denied the defendants’ motion to dismiss the NRF Action on the ground that the arguments raised by the defendants must first be arbitrated under ERISA. On February 26, 2016, the NRF and its fund manager filed a motion for summary judgment against CEC and CERP

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

for payment of the first quarterly payment of withdrawal liability and for interest, liquidated damages, attorneys’ fees and costs. On May 5, 2016, the Magistrate Judge recommended in his report and recommendation (“Report and Recommendation”) that the NRF Action plaintiffs’ motion for summary judgment be granted on the ground that the further arguments raised by CEC and CERP must first be arbitrated under ERISA. On May 19, 2016, CEC and CERP filed their objections to the Report and Recommendation (the “Objections”). On June 2, 2016, the NRF Action plaintiffs filed their response to the Objections. The District Judge has not yet ruled on the Objections. If the District Judge adopts the Magistrate Judge’s Report and Recommendation, then a judgment could be entered against CEC and CERP for approximately $8 million comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under ERISA, which amount would be paid or bonded pending an appeal.
We believe our legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously, and will defend vigorously against the claims raised by the NRF in the NRF Action. Since settlement discussions with the NRF are continuing and no material discovery has yet been performed with respect to any of the above actions, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
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
New Developments
Statement of Cash Flows - August 2016: Amended guidance addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied retrospectively to each period presented. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Income Taxes - October 2016: Amended guidance addresses intra-entity transfers of assets other than inventory, which requires the recognition of any related income tax consequences when such transfers occur. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Amendments are effective for fiscal years beginning after December 15, 2017, and interim reporting periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
Consolidation - October 2016: Amended consolidation guidance addresses how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments are effective for fiscal years beginning after December 15, 2016, and including interim periods within those fiscal years. During 2016 we adopted ASU No. 2015-2 and are required to apply updated amendments retrospectively to all relevant prior periods beginning with the fiscal year in which amendments in ASU No. 2015-2 were applied. We are currently assessing the impact the adoption of this standard will have on our financial statements.
Previously Disclosed
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
Leases - February 2016: The new guidance requires lease obligations to be recognized on the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach which includes optional practical expedients primarily focused on leases that commenced before the effective date, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.

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
Note 5 — Property and Equipment

(In millions)	September 30, 2016	December 31, 2015
Land and land improvements	$3,584	$3,584
Buildings, riverboats, and improvements	4,189	4,128
Furniture, fixtures, and equipment	1,372	1,307
Construction in progress	76	59
Total property and equipment	9,221	9,078
Less: accumulated depreciation	(1,765)	(1,494)
Total property and equipment, net	$7,456	$7,584
Depreciation Expense and Capitalized Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Depreciation expense (1)	$92	$74	$268	$217
Capitalized interest	1	2	1	11
____________________

(1)	Included in depreciation and amortization and corporate expense.
Note 6 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2015	$350	$1,608	$148
Amortization	(49)	—	—
Balance as of September 30, 2016	$301	$1,608	$148

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2016				December 31, 2015
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Customer relationships	4.7	$894	$(615)	$279	$894	$(568)	$326
Contract rights	8.3	3	(1)	2	3	(1)	2
Gaming rights	7.8	43	(23)	20	43	(21)	22
		$940	$(639)	301	$940	$(590)	350
Non-amortizing
Gaming rights				22			22
Trademarks				126			126
				148			148
Total intangible assets other than goodwill				$449			$498
Note 7 — Fair Value Measurements
Investments

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Equity securities	$3	$3	$—	$—
Government bonds	43	—	43	—
Total assets at fair value	$46	$3	$43	$—

December 31, 2015
Assets:
Equity securities	$4	$4	$—	$—
Government bonds	67	—	67	—
Total assets at fair value	$71	$4	$67	$—
Investments primarily consist of equity and debt securities held by our captive insurance entities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. These investments primarily represent collateral for several escrow and trust agreements with third-party beneficiaries and are recorded in deferred charges and other in the Balance Sheets while a portion is included in prepayments and other current assets. As of September 30, 2016 and December 31, 2015, gross unrealized gains and losses on marketable securities were not material.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Restructuring Commitments
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2016
Liabilities:
Issuance of CEC convertible notes	$1,500	$—	$—	$1,500
Issuance of CEC common shares	1,741	—	1,712	29
Total liabilities at fair value	$3,241	$—	$1,712	$1,529
Changes in Level 3 Fair Value Measurements

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(In millions)	CEC Convertible Notes	CEC Common Stock	CEC Convertible Notes	CEC Common Stock
Balance as of beginning of period	$1,060	$—	$—	$—
Loss in deconsolidation and restructuring of CEOC and other	440	29	1,500	29
Balance as of end of period	$1,500	$29	$1,500	$29
As described in Note 1, we recognized certain obligations that we believe will ultimately be settled under the Third Amended Plan or the RSAs. A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in the form of CEC equity and convertible notes in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. These obligations are recorded in accrued restructuring and support expenses on the Balance Sheets and will be accounted for at fair value each period until they are ultimately settled as part of the Restructuring.
Valuation Methodologies
CEC Convertible Notes - We estimated the fair value of the CEC convertible notes to be issued using a binomial lattice valuation model that incorporates the value of both the debt and conversion features of the notes. In the Third Amended Plan, the terms of the convertible notes were revised, and the notes currently have a face value of $1.1 billion, a term of 7 years, a coupon rate of 5%, and are convertible into 13.714% of fully-diluted CEC equity. The valuation model incorporates assumptions regarding the incremental cost of borrowing for CEC, the value of CEC’s equity into which these notes could convert, the implied volatility of such equity, and the risk-free rate. The increase in the fair value primarily resulted from the removal of restrictions on the conversion features, the increase in the conversion ratio, and the increase in the face value of the convertible notes in the Third Amended Plan.
Key Assumptions -

•	Incremental cost of borrowing - 5.0%

•	Implied volatility - 40%

•	Risk-free rate - 1.4%
Should CEC’s estimated incremental cost of borrowing or equity value fluctuate over time, it could result in an increase or decrease in the fair value of the notes and the corresponding restructuring accrual. A hypothetical decrease in the incremental borrowing rate of 1.0% would result in a $40 million increase in the restructuring accrual. Similarly, a hypothetical 5.0% increase in the implied volatility of CEC’s equity would result in an increase to the restructuring accrual of $30 million. Since the key assumptions used in the valuation model, including CEC’s current estimated incremental cost of borrowing and the implied volatility of CEC’s equity, are significant unobservable inputs, the fair value for the convertible notes is classified as Level 3.
CEC Common Stock - CEC will issue CEC common shares for the settlement of claims and potential claims and is obligated to repurchase at least $1.0 billion worth of the issued shares at a fixed price. The value of the purchase obligation is not subject to change; therefore, the estimated fair value primarily represents the net shares that we expect to issue after satisfying the repurchase obligation. We have used the fair value of CEC’s common stock to estimate this portion of the restructuring accrual.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The CEC common equity value is subject to market fluctuations and does not necessarily reflect the final value of completing the transactions contemplated in the Third Amended Plan and the related RSAs. The valuation models used to estimate the fair value of CEC’s common stock expected to be issued do not require significant judgment and inputs can be observed in a liquid market, such as the current trading price of CEC common stock. However, the valuation model includes inputs other than quoted prices in active markets, such as adjustments related to the dilutive effects of other transactions, including equity issuances in connection with the Restructuring and the Merger; therefore, this portion of the restructuring accrual is classified as Level 2.
Additionally, we have accrued a liability of $29 million for the fair value associated with the creditors’ right to require CEC to repurchase up to $200 million worth of the newly-issued CEC common shares. We determined the estimate fair value of this potential obligation using the Black-Scholes Option Valuation Model, which incorporates assumptions regarding the value of CEC’s equity, implied volatility of CEC common equity, and the risk-free rate.
Key Assumptions -

•	Historical volatility - 80%

•	Risk-free rate - 0.2%
Should CEC’s equity value fluctuate over time, it could result in an increase or decrease in the fair value of the repurchase obligation and the corresponding restructuring accrual. A hypothetical 5.0% increase in the historical volatility of CEC’s equity would result in an increase to the restructuring accrual of $2 million. Since the historical volatility of CEC’s equity is a significant unobservable input, the fair value for the convertible notes is classified as Level 3.
Derivative Instruments
CEOC had eight interest rate swap agreements that expired, which we settled for $17 million during the first quarter of 2015. Interest expense related to the derivatives was $7 million in the first quarter of 2015. We have not entered into any additional derivative transactions since these swaps expired.
Note 8 — Contractual Commitments and Contingent Liabilities
Contractual Commitments
Except as described in Note 1, during the nine months ended September 30, 2016, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2015.
Contingent Liabilities
Self-Insurance
We are self-insured for workers compensation and other risk insurance with a total estimated self-insurance liability of $157 million and $168 million as of September 30, 2016 and December 31, 2015, respectively, and estimated employee medical insurance claims of $15 million have been funded through CEOC as of September 30, 2016. CEOC was deconsolidated effective January 15, 2015; therefore no amounts are reported for CEOC as of December 31, 2015.
Deferred Compensation and Employee Benefits
Deferred Compensation Plans
As of September 30, 2016, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), the Park Place Entertainment Corporation Executive Deferred Compensation Plan (“CEDCP”), the Harrah’s Entertainment, Inc. Deferred Compensation Plan (“DCP”), and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Plan obligations in respect of all of these plans were included in Caesars’ financial statements as liabilities prior to the deconsolidation of CEOC. Caesars has recorded in the accompanying financial statements $42 million and $44 million in liabilities as of September 30, 2016 and December 31, 2015, respectively, representing the estimate of its obligations under the ESSP and ESSP II and for certain former directors and employees who had employment agreements with Harrah’s Entertainment, Inc. (the predecessor to CEC) and participated in the EDCP. The additional liability in respect of the CEDCP and DCP that Caesars has not recorded was approximately $31 million and $29 million as of September 30, 2016 and December 31, 2015, respectively, as we determined that this portion of the liability was attributable to CEOC pending the effectiveness of the settlement described below.
Trust Assets
CEC is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement (the “Escrow Agreement”), each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were approximately $65 million and $57 million, respectively, as of September 30, 2016, and $64 million and $49 million, respectively, as of December 31, 2015.
The assets held pursuant to the Trust Agreement have been reflected as long-term restricted assets on the Balance Sheets. The assets held pursuant to the Escrow Agreement were not reflected on the Balance Sheets as we continued to assess the Escrow Agreement and the propriety of the funds that were contributed in accordance with the agreement prior to reaching the settlement described below, which was not yet effective as of September 30, 2016.
Settlement Agreement
On September 14, 2016, CEC entered into a settlement agreement with CEOC related to the liabilities and assets associated with the above deferred compensation plans, which was approved by the Bankruptcy Court on October 17, 2016. Pursuant to the settlement agreement, contemporaneously with the Effective Date of the Restructuring, CEC will assume all obligations to plan participants under or with respect to all five of the deferred compensation plans, and the Debtors will have no further obligations to the deferred compensation plan participants. At that time, CEOC and the other Debtors will relinquish and release any claim or right that any of them may have in respect of the assets held under either the Trust Agreement or the Escrow Agreement. Upon the effectiveness of the Restructuring and CEC’s receipt of the assets held pursuant to the Escrow Agreement, CEC will record the additional assets and liabilities in respect of the CEDCP and DCP and Escrow Agreement, which are $57 million and $31 million, respectively, as of September 30, 2016.
Note 9 — Debt

	September 30, 2016		December 31, 2015
(In millions)	Face Value	Book Value	Book Value
CERP	$4,586	$4,528	$4,627
CGP	2,336	2,278	2,337
Total Debt	6,922	6,806	6,964
Current Portion of Long-Term Debt	(51)	(51)	(187)
Long-Term Debt	$6,871	$6,755	$6,777

Unamortized discounts and deferred finance charges		$116	$132
Fair value	$7,082
Current Portion of Long-Term Debt
The current portion of long-term debt is $51 million as of September 30, 2016. For CERP, the current portion of long-term debt is $30 million, which includes principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations. For CGP, the current portion of long-term debt is $21 million, which includes principal payments on term loans, special improvement district bonds, and various capital lease obligations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Although there are no outstanding amounts under the revolving credit facilities for CERP or CGPH as of September 30, 2016, borrowings under these revolving credit facilities are each subject to separate note agreements executed based on the provisions of the applicable credit facility agreements, and each note has a contractual maturity of less than one year. The applicable credit facility agreements each have a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balances on a long-term basis. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and are classified as current.
Fair Value
We estimated the fair value of debt based on borrowing rates available as of September 30, 2016 for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
Estimated Debt Service Payments (1)

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Long-Term Debt Principal
CERP	$10	$26	$25	$25	$3,350	$1,150	$4,586
CGP	6	21	25	199	300	1,785	2,336
Total principal	16	47	50	224	3,650	2,935	6,922

Estimated Interest
CERP	190	380	380	380	340	130	1,800
CGP	80	180	180	180	150	130	900
Total interest	270	560	560	560	490	260	2,700

Principal and Interest
CERP	200	406	405	405	3,690	1,280	6,386
CGP	86	201	205	379	450	1,915	3,236
Total principal and interest	$286	$607	$610	$784	$4,140	$3,195	$9,622
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CERP Debt

	September 30, 2016				December 31, 2015
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	variable	$—	$—	$80
CERP Term Loan (3)	2020	7.00%	2,431	2,391	2,403
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	993	992
CERP Second Lien Notes	2021	11.00%	1,150	1,139	1,138
Capital lease obligations and other	2016 to 2017	various	5	5	14
Total CERP Debt			4,586	4,528	4,627
Current Portion of CERP Long-Term Debt			(30)	(30)	(117)
CERP Long-Term Debt			$4,556	$4,498	$4,510
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.

(3)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of September 30, 2016.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGP Debt

	September 30, 2016				December 31, 2015
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CGPH Credit Facilities
CGPH Senior Secured Revolving Credit Facility (2)	2019	variable	$—	$—	$45
CGPH Senior Secured Term Loan (3)	2021	6.25%	1,149	1,120	1,126
CGPH Notes	2022	9.38%	675	661	660
Cromwell Credit Facility (4)	2019	11.00%	172	168	169
Horseshoe Baltimore Credit and FF&E Facilities
Horseshoe Baltimore Revolving Facility Loan (5)	2018	variable	—	—	—
Horseshoe Baltimore Credit Facility (4)	2020	8.25%	298	287	288
Horseshoe Baltimore FF&E Facility (4)(6)	2019	8.75%	23	23	27
Other Secured Debt	2018	8.00%	4	4	4
Special Improvement District Bonds	2037	5.30%	14	14	14
Capital lease obligations and other	2016 to 2017	various	1	1	4
Total CGP Debt			2,336	2,278	2,337
Current Portion of CGP Long-Term Debt			(21)	(21)	(70)
CGP Long-Term Debt			$2,315	$2,257	$2,267
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as LIBOR plus 5.00%.

(3)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of September 30, 2016.

(4)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1.25% floor. The rate is set at the 1.25% floor as of September 30, 2016.

(5)	Variable interest rate calculated as LIBOR plus 7.00%.

(6)	This represents an equipment financing term loan facility.
Terms of Outstanding Debt
Restrictive Covenants
The CERP Notes, CERP Credit Facility, CGPH Senior Secured Term Loan, CGPH Notes, Horseshoe Baltimore Credit and FF&E Facilities, and Cromwell Credit Facility all include negative covenants, subject to certain exceptions, and contain affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facility, CGPH Senior Secured Term Loan, Horseshoe Baltimore Credit and FF&E Facilities, and the Cromwell Credit Facility), all of the preceding being customary in nature.
The restrictive covenants also require that we maintain Senior Secured Leverage Ratios (“SSLR”) as shown in the table below. SSLR is defined as the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Facility	Covenant Type	Effective Period	Requirement
CERP Credit Facility	CERP Maximum SSLR	From inception	8.00	to 1.00
CGPH Senior Secured Term Loan	CGPH Maximum SSLR	From inception	6.00	to 1.00
Horseshoe Baltimore Credit and FF&E Facilities (1)	CBAC Maximum SSLR	Q1 - Q4 2016	7.50	to 1.00
	CBAC Maximum SSLR	Q1 - Q4 2017	6.00	to 1.00
	CBAC Maximum SSLR	Q1 2018 and thereafter	4.75	to 1.00
Cromwell Credit Facility	Cromwell Maximum SSLR	Q2 2016 - Q1 2017	5.00	to 1.00
	Cromwell Maximum SSLR	Q2 2017 and thereafter	4.75	to 1.00
____________________

(1)	CBAC Borrower, LLC (“CBAC”) is a joint venture in which Caesars Baltimore Investment Company, LLC (“CBIC”) holds an interest. CBIC is a wholly owned subsidiary of CGP.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Income/(loss) from continuing operation, net of income taxes	$(3,936)	$(827)	$(6,379)	$5,892
Discontinued operations, net of income taxes	3,293	36	3,351	106
Net income/(loss) attributable to Caesars	$(643)	$(791)	$(3,028)	$5,998

Weighted average common share outstanding	147	145	146	145
Dilutive potential common shares: Stock options	—	—	—	2
Weighted average common shares and dilutive potential common shares	147	145	146	147

Basic earnings/(loss) per share from continuing operations	$(26.80)	$(5.70)	$(43.70)	$40.67
Basic earnings per share from discontinued operations	22.42	0.26	22.96	0.75
Basic earnings/(loss) per share	$(4.38)	$(5.44)	$(20.74)	$41.42

Diluted earnings/(loss) per share from continuing operations	$(26.80)	$(5.70)	$(43.70)	$40.14
Diluted earnings per share from discontinued operations	22.42	0.26	22.96	0.74
Diluted earnings/(loss) per share	$(4.38)	$(5.44)	$(20.74)	$40.88
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Stock options	10	4	10	4
Restricted stock units and awards	9	1	9	1
Total anti-dilutive common shares	19	5	19	5
Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Food and Beverage	$66	$69	$207	$210
Rooms	57	59	174	173
Other	8	6	22	40
	$131	$134	$403	$423

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Food and Beverage	$40	$42	$124	$125
Rooms	20	21	60	61
Other	5	4	13	12
	$65	$67	$197	$198
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
Composition of Stock-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Corporate expense	$7	$11	$26	$46
Property, general, administrative, and other	1	3	4	5
Total stock-based compensation expense	$8	$14	$30	$51
CIE Stock-Based Compensation
Historically, CIE has granted stock-based compensation awards in CIE common stock to its employees, directors, service providers and consultants in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan, which was intended to promote the interests of CIE and its shareholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of CIE. These awards were classified as liability-based instruments and were re-measured at their fair value at each reporting date.
As described in Note 1, in September 2016, CIE sold its SMG Business, which represented the majority of CIE’s operations, and the SMG Business is now presented as a discontinued operation (see Note 14). Upon the closing of the SMG Business sale, all outstanding CIE stock-based compensation awards were deemed fully vested and were subsequently paid in cash in connection with the closing of the SMG Business sale, as described in Note 14. There was no liability related to CIE’s stock-based compensation awards as of September 30, 2016. As of December 31, 2015, the liability related to CIE’s stock-based compensation awards was $107 million, which was reported within deferred credits and other liabilities on the Balance Sheets.
As shown in the table below, the portion of CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was reclassified to discontinued operations for all periods presented in the Statements of Operations. The portion of CIE’s stock-based compensation expense not directly identifiable with employees of the SMG Business was included in property, general, administrative, and other in the Statements of Operations. For both the three and nine months ended September 30, 2016,

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the majority of stock-based compensation expense resulted from the acceleration of the vesting of CIE stock-based compensation awards.
Composition of CIE Stock-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Property, general, administrative, and other	$145	$13	$188	$24
Discontinued operations	212	9	263	18
Total stock-based compensation expense	$357	$22	$451	$42
Stock Option and Restricted Stock Unit Activity
Grants During 2016

	September 30, 2016
	Quantity	Wtd Avg (1)
CEC
Restricted stock units	6,034,985	$6.35
CIE
Stock options	377	19,166.18
Restricted stock units	103	16,452.14
____________________

(1)	Represents weighted average exercise price for stock options and weighted average fair value for restricted stock units.
Outstanding at End of Period

	September 30, 2016		December 31, 2015
	Quantity	Wtd Avg (1)	Quantity	Wtd Avg (1)
CEC
Stock options	9,907,155	$11.69	10,638,219	$12.90
Restricted stock units	8,513,882	8.05	6,329,435	12.06
CIE
Stock options	—	—	21,057	9,584.64
Restricted stock units	—	—	4,539	7,827.24
____________________

(1)	Represents weighted average exercise price for stock options and weighted average fair value for restricted stock units.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 13 — Income Taxes
Caesars’ provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and nine months ended September 30, 2015. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2015.
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Income/(loss) from continuing operations, before income taxes	$(3,261)	$(998)	$(5,626)	$5,937
Income tax benefit/(provision)	$(27)	$206	$(37)	$49
Effective tax rate	(0.8)%	20.6%	(0.7)%	(0.8)%

Discontinued operations, before income taxes	$3,973	$55	$4,091	$156
Income tax provision	$(680)	$(19)	$(740)	$(50)
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in the Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We have provided a valuation allowance on certain federal and state deferred tax assets that were not deemed realizable based upon estimates of future taxable income.
The effective tax rates related to the loss from continuing operations for the three and nine months ended September 30, 2016, and the three months ended September 30, 2015, differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted. The effective tax rate benefit related to the income from continuing operations for the nine months ended September 30, 2015, differed from the expected federal tax benefit of 35% primarily due to the nontaxable portion of the gain on deconsolidation of CEOC.
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
Note 14 — Discontinued Operations
Sale of SMG Business
On September 23, 2016, CIE sold its SMG Business to Alpha Frontier Limited (“Alpha Frontier”) for cash consideration of $4.4 billion, subject to customary purchase price adjustments, pursuant to the Stock Purchase Agreement dated as of July 30, 2016 (the "Purchase Agreement"), which resulted in a pre-tax gain of approximately $4.2 billion. As a result, CAC incurred estimated current income tax expense of approximately $278 million on the gain. Under the terms of its operating agreement, CGP is required

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to distribute $278 million to CAC, which CAC will use to pay its tax obligation resulting from the sale of the SMG Business (see Note 16). Additionally, $264 million was deposited into an escrow account to fund potential indemnity claims of Alpha Frontier under the Purchase Agreement (the "Indemnity Escrow").
As discussed in Note 2, the majority of the proceeds from the sale of the SMG Business is restricted under the terms of the Purchase Agreement and the CIE Proceeds Agreement and is therefore classified as restricted cash on the Balance Sheet as of September 30, 2016. As a result of the sale, the results of operations and cash flows related to the SMG Business were classified as discontinued operations for the three and nine months ended September 30, 2016, and the historical results have been recast as discontinued operations for the three and nine months ended September 30, 2015. The related assets and liabilities have been recast as held for sale as of December 31, 2015.
In connection with the closing of the SMG Business sale (“Closing”), CIE completed the following transactions, which were funded from the proceeds of the sale:

•
Repurchased all of the shares of CIE common stock held by Rock Gaming Interactive LLC, and its other minority investors (collectively, the "Minority Investors") in exchange for the right to receive cash payments representing the fair market value of the shares of CIE common stock at Closing.

•
Accelerated the vesting of all of the outstanding options, restricted stock units and warrants of CIE (collectively, "CIE equity awards") and canceled all such CIE equity awards in exchange for the right to receive cash payments equal to the intrinsic value of such awards.

The total amount distributed to the Minority Investors and former holders of CIE equity awards in connection with Closing was approximately $1.1 billion, which is subject to any purchase price adjustments pursuant to the Purchase Agreement. As of September 30, 2016, CGP accrued approximately $88 million as an estimate of the additional amounts due to the Minority Investors and former holders of CIE equity awards for any purchase price adjustments and the release of proceeds held in the Indemnity Escrow. To the extent that there are further purchase price adjustments subsequent to September 30, 2016, the overall recorded gain on the transaction may be adjusted.
The CIE Proceeds to be delivered to the Minority Investors and former holders of CIE equity awards subsequent to any purchase price adjustments and the release of proceeds, if any, from the Indemnity Escrow at the end of the escrow period will be paid to such parties when such amounts are paid to CIE under the Purchase Agreement.
Assets and liabilities held for sale in the Balance Sheets are related to the SMG Business. Discontinued operations in 2015 also include properties owned by CEOC, which was deconsolidated effective January 15, 2015 (see Note 2).
Carrying Amount of Major Classes of Assets and Liabilities of Discontinued Operations

(In millions)	December 31, 2015
Cash and cash equivalents	$112
Receivables, prepayments, and other current assets	64
Property and equipment, net	14
Goodwill and other intangible assets	133
Deferred taxes, deferred charges, and other long-term assets	41
Total assets held for sale	$364

Accounts payable	$17
Accrued expenses and other current liabilities	40
Deferred taxes, deferred credits, and other long-term liabilities	9
Total liabilities held for sale	$66

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net revenues
SMG Business	$222	$184	$678	$527

Operating expenses
SMG Business (1)	410	129	748	364
Other	—	—	—	7
Total operating expenses	410	129	748	371

Gain from discontinued operations
SMG Business	4,161	—	4,161	—

Pre-tax income/(loss) from discontinued operations
SMG Business	3,973	55	4,091	163
Other	—	—	—	(7)
Total pre-tax income from discontinued operations	$3,973	$55	$4,091	$156

Income/(loss), net of income taxes
SMG Business	$3,293	$36	$3,351	$113
Other	—	—	—	(7)
Total income from discontinued operations, net of income taxes	$3,293	$36	$3,351	$106
____________________

(1)	Operating expenses primarily consist of platform fees and property, general, administrative, and other.
Note 15 — Segment Reporting
We view each casino property as an operating segment and currently aggregate all such casino properties into two reportable segments: CERP and CGP. Through June 30, 2016, we presented CGP as two separate reportable segments: CGP Casinos and CIE. Subsequent to the sale of the SMG Business (see Note 1) the remaining CIE business is not material. Therefore, we no longer consider CIE to be a separate reportable segment, and CGP Casinos and CIE have been combined for all periods presented as the CGP segment. Additionally, CEOC was a reportable segment until its deconsolidation effective January 15, 2015.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Statements of Operations - By Segment

	Three Months Ended September 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$83	$57	$—	$(4)	$136
Net revenues	569	422	(1)	(4)	986
Depreciation and amortization	63	47	1	—	111
Income/(loss) from operations	104	(109)	(39)	—	(44)
Interest expense	99	49	(1)	—	147
Deconsolidation and restructuring of CEOC and other	1	1	(3,072)	—	(3,070)
Income tax benefit/(provision)	—	2	(29)	—	(27)

	Three Months Ended September 30, 2015
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$73	$48	$4	$(7)	$118
Net revenues	542	418	4	(7)	957
Depreciation and amortization	52	39	—	—	91
Income/(loss) from operations	98	32	(46)	—	84
Interest expense	98	50	(1)	—	147
Deconsolidation and restructuring of CEOC and other	—	5	(940)	—	(935)
Income tax benefit/(provision)	—	(2)	208	—	206

	Nine Months Ended September 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$235	$162	$3	$(15)	$385
Net revenues	1,659	1,283	1	(15)	2,928
Depreciation and amortization	195	130	—	—	325
Income/(loss) from operations	293	(22)	(116)	—	155
Interest expense	297	149	2	—	448
Deconsolidation and restructuring of CEOC and other	—	2	(5,335)	—	(5,333)
Income tax benefit/(provision)	2	6	(45)	—	(37)

	Nine Months Ended September 30, 2015
(In millions)	CEOC	CERP	CGP	Other	Elimination	Caesars
Other revenues	$24	$224	$132	$21	$(31)	$370
Net revenues	164	1,637	1,216	22	(31)	3,008
Depreciation and amortization	11	151	111	1	—	274
Income/(loss) from operations	9	332	223	(259)	—	305
Interest expense	87	299	145	1	(2)	530
Deconsolidation and restructuring of CEOC and other	—	—	4	6,160	(2)	6,162
Income tax benefit/(provision)	—	(13)	2	60	—	49

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Property EBITDA - by Segment
Property earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. As a result of the sale of the SMG Business (see Note 1), we have determined that CIE stock-based compensation expense should be excluded from Property EBITDA as management no longer considers such expense to be indicative of Caesars Entertainment’s ongoing consolidated or segment operating performance. Therefore, Property EBITDA has been recast for prior periods to be consistent to the current year presentation.
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

	Three Months Ended September 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$6	$3,897	$(4,546)	$—	$(643)
Net income/(loss) attributable to noncontrolling interests	—	(33)	681	—	648
Discontinued operations, net of income taxes	—	(4,019)	726	—	(3,293)
Income tax (benefit)/provision	—	(2)	29	—	27
Deconsolidation and restructuring of CEOC and other	(1)	(1)	3,072	—	3,070
Interest expense	99	49	(1)	—	147
Depreciation and amortization	63	47	1	—	111
Corporate expense	11	7	23	(1)	40
Other operating costs	—	16	19	—	35
CIE stock-based compensation	—	145	—	—	145
Property EBITDA	$178	$106	$4	$(1)	$287

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2015
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$—	$19	$(810)	$—	$(791)
Net income attributable to noncontrolling interests	—	2	33	—	35
Discontinued operations, net of income taxes	—	(36)	—	—	(36)
Income tax (benefit)/provision	—	2	(208)	—	(206)
Deconsolidation and restructuring of CEOC and other	—	(5)	940	—	935
Interest expense	98	50	(1)	—	147
Depreciation and amortization	52	39	—	—	91
Corporate expense	10	8	24	(2)	40
Other operating costs	1	9	24	—	34
CIE stock-based compensation	—	13	—	—	13
Property EBITDA	$161	$101	$2	$(2)	$262

	Nine Months Ended September 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$(2)	$3,940	$(6,966)	$—	$(3,028)
Net income/(loss) attributable to noncontrolling interests	—	(26)	742	—	716
Discontinued operations, net of income taxes	—	(4,077)	726	—	(3,351)
Income tax (benefit)/provision	(2)	(6)	45	—	37
Deconsolidation and restructuring of CEOC and other	—	(2)	5,335	—	5,333
Interest expense	297	149	2	—	448
Depreciation and amortization	195	130	—	—	325
Corporate expense	33	22	69	(2)	122
Other operating costs	5	19	53	—	77
CIE stock-based compensation	—	188	—	—	188
Property EBITDA	$526	$337	$6	$(2)	$867

	Nine Months Ended September 30, 2015
(In millions)	CEOC	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$(85)	$20	$193	$5,870	$—	$5,998
Net income attributable to noncontrolling interests	—	—	4	90	—	94
Discontinued operations, net of income taxes	7	—	(113)	—	—	(106)
Income tax (benefit)/provision	—	13	(2)	(60)	—	(49)
Deconsolidation and restructuring of CEOC and other	—	—	(4)	(6,160)	2	(6,162)
Interest expense	87	299	145	1	(2)	530
Depreciation and amortization	11	151	111	1	—	274
Corporate expense	7	32	27	76	(11)	131
Other operating costs	4	3	(98)	197	—	106
CIE stock-based compensation	—	—	24	—	—	24
Property EBITDA	$31	$518	$287	$15	$(11)	$840

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Balance Sheets - By Segment

	As of September 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Total assets	$7,031	$7,757	$1,322	$(759)	$15,351
Total liabilities	6,003	3,042	7,347	(70)	16,322

	As of December 31, 2015
(In millions)	CERP	CGP	Other	Elimination	Caesars
Total assets	$7,028	$4,518	$1,409	$(749)	$12,206
Total liabilities	6,073	2,798	1,157	(55)	9,973
Note 16 — Related Party Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$—	$1	$6	$2
Expenses paid to Sponsors’ portfolio companies	1	1	3	4
Expenses paid on behalf of CAC	286	8	299	26
Transactions with CEOC
Shared services allocated expenses to CEOC	93	85	270	242
Shared services allocated expenses from CEOC	24	28	74	85
Management fees incurred	12	11	34	30
Octavius Tower lease revenue	9	9	25	25
Other expenses incurred	8	2	22	9
Transactions Related to the CEOC Reorganization
The Debtors filed the Third Amended Plan on October 20, 2016, and CEC, CAC, the Debtors, and CEOC’s major creditor groups have agreed to support the Third Amended Plan and have entered into various RSAs with respect to the CEOC reorganization. See detailed discussion of the Third Amended Plan and the RSAs at Note 1.
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of September 30, 2016, Hamlet Holdings beneficially owned a majority of CEC’s common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of CEC’s directors.
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
Caesars Acquisition Company
As described in Note 2, CAC is the sole voting member of CGP, our consolidated VIE, and common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings. Pursuant to the operating agreement of CGP, CGP pays certain expenses on behalf of CAC. These expenses, which are included in the table above, commenced in 2013 and are reflected as distributions to a noncontrolling interest holder in the consolidated statements of equity. The three and nine months ended September 30, 2016 include $278 million related to CAC’s estimated current income tax expense on the gain on sale of the SMG Business. Since, under its operating agreement, CGP is required to distribute funds to CAC that will be used to pay CAC’s tax obligation resulting from the sale, CGP accrued this amount during the third quarter of 2016 (see Note 14).
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
We continue to be self-insured for workers compensation and other risk insurance as of September 30, 2016. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.
Services Joint Venture
CES provides certain corporate and administrative services to its Members. The costs of these services are allocated among the Members, which include CEOC, with CERP and CGP being allocated 21.8% and 12.8%, respectively. CEOC reimburses CES for the allocated costs. The CES allocated costs include amounts for insurance coverage (see Note 1).
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
Effective upon Closing, CIE and Playtika, formerly a wholly-owned subsidiary of CIE and now a wholly-owned subsidiary of the buyer of the SMG Business, executed a separate sub-license agreement extending substantially the same rights and obligations to both parties beyond the sale through December 31, 2026.
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
Total Rewards Loyalty Program
CEOC’s customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at our and CEOC’s resort properties located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, CEOC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”) based upon the cost of historical redemptions. The estimated value of Reward Credits is expensed as the Reward Credits are earned by customers and is included in direct casino expense. The total estimated cost is accrued by CEOC, with the incremental charges related to our casino properties included in due to affiliates, net in the Balance Sheets.
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
As of September 30, 2016 and December 31, 2015, due from affiliates was $46 million and $34 million, respectively, and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of September 30, 2016, due to affiliates was $309 million, and primarily represented the remaining payable to CAC from CGP of $278 million related to CAC’s taxes payable described above. As of December 31, 2015, due to affiliates was $16 million, and represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.

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
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 10-K”).
The statements in this discussion regarding our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

Our business is operated through CEC, which is primarily a holding company with no independent operations of its own, and our two reportable segments:

•	Caesars Entertainment Resort Properties (“CERP”); and

•	Caesars Growth Partners, LLC (“CGP”).
Through June 30, 2016, we aggregated the operating segments within CGP into two separate reportable segments: Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”) and Caesars Interactive Entertainment (“CIE”). Subsequent to CIE’s sale of its social and mobile games business (the “SMG Business”) (see discussion under “Summary of 2016 Events” below), the remaining CIE business is not material, and we no longer consider CIE to be a separate reportable segment from CGP Casinos. Therefore, CGP Casinos and CIE have been combined for all periods presented to form the CGP segment.
Summary of 2016 Events

The following are the significant events that affect our 2016 results. The Discussion of Operating Results should be read in conjunction with this summary.
CEC Going Concern
As a result of the following circumstances, we have substantial doubt about CEC’s ability to continue as a going concern:

•
we have limited unrestricted cash available to meet financial commitments of CEC, primarily resulting from significant expenditures made to (1) defend against the litigation matters disclosed below and (2) support a plan of reorganization for CEOC (the “Restructuring”);

•	we have made material future commitments to support the Restructuring described below; and

•	we are a defendant in litigation relating to certain CEOC transactions dating back to 2010 and other legal matters (see Note 3) that could result in one or more adverse rulings against us.
In connection with the Restructuring and litigation noted above, during 2015 and into 2016, CEC has incurred legal and professional fees and expenses at levels significantly higher than historical amounts. For example, we accrued $1.0 billion of restructuring and support expenses during the second half of 2015, of which we paid $148 million in the fourth quarter of 2015. We recorded an additional $3.0 billion during the third quarter of 2016 in deconsolidation and restructuring of CEOC and other in the statement of operations, which increased our total expense for 2016 to $5.3 billion. In addition, in 2015, we incurred $73 million in legal and professional fees associated with reorganization efforts and ongoing litigation and an additional $17 million and $60 million during the three and nine months ended September 30, 2016, respectively.
The circumstances set forth above and described in more detail in Note 1, individually and collectively, raise substantial doubt about CEC’s ability to continue as a going concern between now and the Effective Date of the Restructuring. CEC does not currently have sufficient cash to meet its financial commitments to support the Restructuring that are due when CEOC ultimately emerges from bankruptcy or to satisfy the potential obligations that would arise in the event of an adverse ruling on one or all of the litigation matters disclosed below. The completion of the merger with CAC is expected to allow CEC to fulfill its financial commitments in support of the Restructuring. However, if the Merger is not completed for any reason, CEC would still be liable for many of these obligations. In addition, although under the terms of the Restructuring, all related litigation is expected to be resolved, the outstanding litigation matters are only stayed pending confirmation of the Restructuring and CEOC’s emergence from bankruptcy.
The cash forecast at CEC currently contemplates liquidity to be sufficient through December 31, 2016. In addition, CEC entered into the CIE Proceeds and Reservation Rights Agreement (as amended on October 7, 2016) with CIE, CEOC and CAC (the “CIE Proceeds Agreement”), which allows for up to $235 million of the proceeds from the SMG Business sale to be distributed to CEC in order to pay certain fees in support of the Restructuring (“CEC Expense Amounts”). After taking into account the cash available to pay the CEC Expense Amounts, CEC expects to have sufficient cash to meet its ongoing obligations as they come due. However, there are restrictions governing when and how the cash designated for CEC Expense Amounts can be used, pursuant to the terms of the Second Lien RSA (defined below) (see Note 2). CEC also expects to gain access to the remaining proceeds from the sale of the SMG Business upon completion of the Merger, which will be used to fund its other commitments in support of the Restructuring.
If CEC is unable to access additional sources of cash when needed, in the event of a material adverse ruling on one or all of the litigation matters disclosed in Note 1, or if CEOC does not emerge from bankruptcy on a timely basis on terms and under circumstances satisfactory to CEC, it is likely that CEC would seek reorganization under Chapter 11 of the Bankruptcy Code.
CIE’s Sale of the SMG Business
On September 23, 2016, CIE sold the SMG Business for cash consideration of $4.4 billion, subject to customary purchase price adjustments, and retained only its World Series of Poker and regulated online real money gaming businesses. The SMG Business represented the majority of CIE’s operations and was classified as discontinued operations for the three and nine months ended September 30, 2016. Historical results of the SMG Business have been recast as discontinued operations for the three and nine months ended September 30, 2015, and the related assets and liabilities have been recast as held for sale as of December 31, 2015 (see “Discontinued Operations” in the Discussion of Operating Results section below and Note 14).
Upon closing the sale of the SMG Business, all outstanding CIE stock-based compensation awards were deemed fully vested and subsequently canceled in return for the right to receive a cash payment. CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was $212 million and $263 million during the three and nine months ended September 30, 2016, respectively, which represented increases compared with 2015 of $203 million and $245 million, respectively. These expense amounts were reclassified to discontinued operations for all periods presented in the Statements of Operations. Stock-based compensation expense not directly identifiable with employees of the SMG Business of $145 million and $188 million during the three and nine months ended September 30, 2016, respectively, which represented increases compared with 2015 of $132 million and $164 million, respectively, was included in property, general, administrative, and other in the Statements of Operations. For both the three and nine months ended September 30, 2016, the majority of stock-based compensation expense resulted from the acceleration of the vesting of CIE stock-based compensation awards.
Recent Accounting Pronouncements
See Note 4 for discussions of the adoption and potential impacts of recently issued accounting standards.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” in MD&A of the 2015 10-K. There have been no changes to these policies during the nine months ended September 30, 2016.

Discussion of Operating Results

As described above and in Note 1, we deconsolidated CEOC effective January 15, 2015. Headings below labeled “CERP and CGP” represent the combined results of the entities that remain in the consolidated Caesars entity subsequent to the deconsolidation of CEOC, and do not include the results of CEOC or the SMG Business. Where we have presented an analysis of other factors affecting net income/(loss) and consolidated results by reportable segment, this information includes CEOC as a reportable segment for the first 15 days of 2015.
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
Consolidated Operating Results

	Three Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%
Casino revenues	$542	$542	$—	—%
Net revenues	$986	$957	$29	3.0%
Income/(loss) from operations	$(44)	$84	$(128)	*
Deconsolidation and restructuring of CEOC and other	$(3,070)	$(935)	$(2,135)	*
Loss from continuing operations, net of income taxes	$(3,288)	$(792)	$(2,496)	*
Discontinued operations, net of income taxes	$3,293	$36	$3,257	*
Net loss attributable to Caesars	$(643)	$(791)	$148	18.7%
Property EBITDA (3)	$287	$262	$25	9.5%
Operating margin (4)	(4.5)%	8.8%	—	(13.3) pts

	Nine Months Ended September 30,
	2016	2015
	(A)	(B)			(A) vs. (B)
	CERP and CGP (1)	CERP and CGP (1)	CEOC (2)	Consolidated Caesars	Fav/(Unfav)
(Dollars in millions)					$	%
Casino revenues	$1,633	$1,641	$118	$1,759	$(8)	(0.5)%
Net revenues	$2,928	$2,850	$158	$3,008	$78	2.7%
Income from operations	$155	$296	$9	$305	$(141)	(47.6)%
Deconsolidation and restructuring of CEOC and other	$(5,333)	$6,162	$—	$6,162	$(11,495)	*
Income/(loss) from continuing operations, net of income taxes	$(5,663)	$6,064	$(78)	$5,986	$(11,727)	*
Discontinued operations, net of income taxes	$3,351	$113	$(7)	$106	$3,238	*
Net income/(loss) attributable to Caesars	$(3,028)	$6,083	$(85)	$5,998	$(9,111)	*
Property EBITDA (3)	$867	$809	$31	$840	$58	7.2%
Operating margin (4)	5.3%	10.4%	5.7%	10.1%	—	(5.1) pts
____________________

*	Not meaningful.

(1)	Includes CERP, CGP, and associated parent company and elimination adjustments that represent the Caesars structure as of September 30, 2016, and for subsequent periods.

(2)
Includes eliminations of intercompany transactions and other consolidating adjustments. Since CEOC was deconsolidated effective January 15, 2015, CEOC’s operations are included in our consolidated results for the first 15 days of 2015, but there are no comparable amounts for 2016.

(3)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(4)	Operating margin is calculated as income/(loss) from operations divided by net revenues.

Analysis of Key Drivers of Revenue Performance
Net Revenues by Category - CERP and CGP

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Casino	$542	$542	$—	—%	$1,633	$1,641	$(8)	(0.5)%
Food and beverage	202	211	(9)	(4.3)%	612	614	(2)	(0.3)%
Rooms	237	220	17	7.7%	701	645	56	8.7%
Other	136	118	18	15.3%	385	352	33	9.4%
Less: casino promotional allowances (“Casino promo”)	(131)	(134)	3	2.2%	(403)	(402)	(1)	(0.2)%
Net revenues	$986	$957	$29	3.0%	$2,928	$2,850	$78	2.7%
Increase/(Decrease) in Net Revenues by Category - CERP and CGP
Three Months Ended September 30, 2016 versus 2015
Increase/(Decrease) in Net Revenues by Category - CERP and CGP
Nine Months Ended September 30, 2016 versus 2015

Net Revenues - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
CERP	$569	$542	$27	5.0%	$1,659	$1,637	$22	1.3%
CGP	422	418	4	1.0%	1,283	1,216	67	5.5%
Other	(5)	(3)	(2)	(66.7)%	(14)	(3)	(11)	*
Total CERP and CGP	986	957	29	3.0%	2,928	2,850	78	2.7%
CEOC	—	—	—	—	—	164	(164)	*
Other	—	—	—	—	—	(6)	6	*
Total CEOC	—	—	—	—	—	158	(158)	*
Consolidated Caesars	$986	$957	$29	3.0%	$2,928	$3,008	$(80)	*
____________________

*	Not meaningful.
Net revenues increased $29 million and $78 million in the three and nine months ended September 30, 2016, respectively. During both periods, the most significant improvement came from rooms revenues from hotel stays at our casino properties. Our gaming-related revenues and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes. The following are key drivers of year over year performance.

Cash ADR (1)
Three Months Ended September 30, 2016 versus 2015	Nine Months Ended September 30, 2016 versus 2015
____________________

(1)	Average cash daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by room revenue and rooms occupied.
CERP Performance
Net revenues increased $27 million for the third quarter of 2016 and $22 million for the nine months ended September 30, 2016, compared with the corresponding prior year periods. The increases were attributable to the following:

•
Expansion of resort fees to all CERP properties during 2015, improved hotel yield, and the opening of the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”) in the third quarter 2015 continued to drive an increase in CERP’s hotel average cash daily rate to $124 for the third quarter of 2016 from $111 in 2015 and to $123 for the nine months ended September 30, 2016 from $112 in 2015.

•
Rooms revenue was negatively affected by scheduled room renovations at Harrah’s Las Vegas and Paris Las Vegas, which resulted in over 32,000 room nights out of service during the third quarter of 2016 and over 90,000 room nights during the nine months ended September 30, 2016.

•
Casino revenues increased during the third quarter of 2016 primarily due to higher gaming volumes in Nevada, as well as favorable gaming hold. Casino revenues declined for the nine months ended September 30, 2016 due to declines in gaming volumes, primarily in Atlantic City.

•
Other revenues increased $10 million and $11 million during the three and nine months ended September 30, 2016, respectively, driven by increases at Rio Las Vegas, which contributed to higher entertainment revenue.

CGP Performance
Net revenues increased $4 million for the third quarter of 2016 and $67 million for the nine months ended September 30, 2016, compared with the corresponding prior year periods. The increases were attributable to the following:

•
CGP experienced unfavorable gaming hold in both the quarter and nine months ended September 30, 2016, primarily in New Orleans. Casino revenues during the nine months ended September 30, 2016 were also negatively impacted in part by the New Orleans smoking ban that was enacted in April 2015. These declines were partially offset by an increase of $24 million in casino revenues at Horseshoe Baltimore for the nine months ended September 30, 2016, as the area recovered from poor performance experienced in 2015 resulting from a period of civil unrest in Baltimore.

•
Room renovations at The LINQ Hotel & Casino (“The LINQ Hotel”) were substantially completed and available to guests in early May 2015, which contributed a $24 million increase in rooms revenues during the nine months ended September 30, 2016. In addition, the expansion of resort fees and improved hotel yield drove an increase in CGP’s hotel average cash daily rate to $129 for the third quarter of 2016 from $119 in 2015 and increased to $132 for the nine months ended September 30, 2016 from $121 in 2015.

•
Food and beverage revenues declined $7 million during the third quarter of 2016. Las Vegas experienced less banquet business primarily due to a promotional event in 2015 that did not reoccur in the current year.

•
Higher other revenues in 2016 were driven primarily by increases at Planet Hollywood Resort & Casino, which contributed to higher entertainment revenue of $9 million for the third quarter of 2016 and $30 million for the nine months ended September 30, 2016.

Analysis of Key Drivers of Income/(Loss) from Operations Performance
We generated a loss from operations of $44 million during the quarter ended September 30, 2016 compared to income from operations of $84 million in the prior year quarter. Income from operations decreased $141 million in the nine months ended September 30, 2016. The key drivers of income/(loss) from operations in both periods are primarily revenue; property, general, administrative, and other; and depreciation and amortization. The increases in property, general, administrative, and other are mainly due to stock-based compensation expense related to the acceleration of the vesting of CIE equity awards (see “CGP Performance” below).
Income from Operations by Category - CERP and CGP

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Net revenues	$986	$957	$29	3.0%	$2,928	$2,850	$78	2.7%

Operating expenses
Casino	276	279	3	1.1%	840	841	1	0.1%
Food and beverage	99	102	3	2.9%	292	292	—	—%
Rooms	67	59	(8)	(13.6)%	189	167	(22)	(13.2)%
Property, general, administrative, and other (“PGA & O”)	402	268	(134)	(50.0)%	928	765	(163)	(21.3)%
Depreciation and amortization (“Depreciation”)	111	91	(20)	(22.0)%	325	263	(62)	(23.6)%
Corporate expense	40	40	—	—%	122	124	2	1.6%
Other operating costs	35	34	(1)	(2.9)%	77	102	25	24.5%
Total operating expenses	1,030	873	(157)	(18.0)%	2,773	2,554	(219)	(8.6)%
Income/(loss) from operations	$(44)	$84	$(128)	*	$155	$296	$(141)	(47.6)%

Increase/(Decrease) in Income/(Loss) from Operations - CERP and CGP
Three Months Ended September 30, 2016 versus 2015
Increase/(Decrease) in Income from Operations - CERP and CGP
Nine Months Ended September 30, 2016 versus 2015
Income/(Loss) from Operations - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
CERP	$104	$98	$6	6.1%	$293	$332	$(39)	(11.7)%
CGP	(109)	32	(141)	*	(22)	223	(245)	*
Other	(39)	(46)	7	15.2%	(116)	(259)	143	55.2%
Total CERP and CGP	(44)	84	(128)	*	155	296	(141)	(47.6)%
CEOC	—	—	—	—	—	9	(9)	*
Other	—	—	—	—	—	—	—	—
Total CEOC	—	—	—	—	—	9	(9)	*
Consolidated Caesars	$(44)	$84	$(128)	*	$155	$305	$(150)	*
____________________

*	Not meaningful.

CEC Performance
For the nine months ended September 30, 2016, other operating costs improved compared with 2015 because 2015 includes the accrual of a $35 million additional payment to CEOC (see Note 1) and a $107 million intercompany elimination of the impact of CGP’s contingently issuable non-voting membership units. The fair value of CGP’s contingently issuable non-voting membership units represented a liability from CGP to CEC until they were issued during 2016 (see Note 2). Therefore, the effect of changes in this liability on CGP’s income from operations is eliminated in consolidation and reported in “other” in the table above.
CERP Performance
Income from operations was primarily affected by the revenue increases described above, offset by increases of $11 million in depreciation and amortization expense for the third quarter of 2016 and $44 million for the nine months ended September 30, 2016. These increases mostly resulted from accelerated depreciation of $8 million and $32 million in the third quarter of 2016 and the nine months ended September 30, 2016, respectively, due to the removal and replacement of certain assets related to ongoing property renovation projects primarily at Harrah’s Las Vegas, Paris Las Vegas, and Flamingo Las Vegas, as well as depreciation expense related to the Atlantic City Conference Center of $4 million during the nine months ended September 30, 2016.
CGP Performance
Income/(loss) from operations decreased $141 million and $245 million during the three and nine months ended September 30, 2016, respectively, compared with the corresponding prior year periods. However, excluding the impact of contingently issuable non-voting membership units from both periods, CGP’s income/(loss) from operations decreased $148 million and $138 million, respectively. The decreases are mainly due to the accelerated vesting of CIE equity awards resulting in increases in CIE stock-based compensation expense of $132 million during the third quarter of 2016 and $164 million during the nine months ended September 30, 2016. In addition, CIE incurred costs related to the sale of the SMG Business.
Interest Expense and Other Factors that Affect Net Income/(Loss)
Interest Expense - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
CEOC	$—	$—	$—	—%	$—	$87	$87	*
CERP	99	98	(1)	(1.0)%	297	299	2	0.7%
CGP	49	50	1	2.0%	149	145	(4)	(2.8)%
Other	(1)	(1)	—	—%	2	(1)	(3)	*
Total	$147	$147	$—	—%	$448	$530	$82	*
____________________

*	Not meaningful.
Other Factors Affecting Net Income/(Loss) - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Deconsolidation and restructuring of CEOC and other	$(3,070)	$(935)	$(2,135)	*	$(5,333)	$6,162	$(11,495)	*
Income tax benefit/(provision)	(27)	206	(233)	*	(37)	49	(86)	*
Discontinued operations, net of income taxes	3,293	36	3,257	*	3,351	106	3,245	*
____________________

*	Not meaningful.
Interest Expense
Interest expense was flat for the three months ended September 30, 2016 compared with the prior year quarter. The CEOC deconsolidation resulted in an $87 million decrease in interest expense for the nine months ended September 30, 2016 compared with the prior year period. Excluding this effect, interest expense increased $5 million for the nine months ended September 30, 2016.
Deconsolidation and Restructuring of CEOC and Other
As described in Note 1, we recognized certain obligations that we believe will ultimately be settled under the amended plan of reorganization filed on October 20, 2016 or the RSAs. As a result, during the three and nine months ended September 30, 2016, we accrued additional expenses associated with the CEOC restructuring totaling $3.0 billion and $5.3 billion, respectively. A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. As described in Note 7, these obligations will be accounted for at fair value each period until they are ultimately settled as part of the Restructuring, and a fluctuation in the value of one or more of the inputs to our fair value estimates could result in a significant adjustment to the fair value of these obligations.
Effective January 15, 2015, we deconsolidated CEOC and recognized a gain of $7.1 billion during the nine months ended September 30, 2015 (see Note 2).
Income Taxes on Continuing Operations
The effective tax rates were negative 0.8% for the three months ended September 30, 2016 and 20.6% for the three months ended September 30, 2015. The effective tax rates were negative 0.7% and negative 0.8% for the nine months ended September 30, 2016 and 2015, respectively. See Note 13 for a detailed discussion of income taxes and the effective tax rate.
Discontinued Operations
On September 23, 2016, CIE sold its SMG Business for $4.4 billion cash consideration, which resulted in a pre-tax gain of approximately $4.2 billion. See Note 14.
Liquidity and Capital Resources

Liquidity Discussion and Analysis
As described above, CEOC filed for reorganization under Chapter 11 of the Bankruptcy Code, and we deconsolidated CEOC effective January 15, 2015. As such, all amounts presented in the following analysis exclude the amounts related to CEOC for periods subsequent to the deconsolidation of CEOC.
As stated previously, there is substantial doubt as to CEC’s ability to continue as a going concern as we have limited unrestricted cash available to meet the financial commitments of CEC, primarily resulting from significant expenditures made to (1) defend the Company in the litigation discussed in Note 3 and (2) support the Restructuring. In addition, we have made material future commitments to support the Restructuring, and we are a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010, that if resolved against us would raise substantial doubt about CEC’s ability to continue as a going concern. See Note 1 for a full description.
Caesars is a highly-leveraged company and had $6.9 billion in face value debt outstanding as of September 30, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As detailed in the table below, our estimated consolidated debt service obligation for the remainder of 2016 (including principal and interest) is $286 million and $9.3 billion thereafter to maturity.
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
Cash and cash equivalents as of September 30, 2016 as shown in the table below, includes amounts held by CERP, CGP, and Caesars Enterprise Services, LLC (“CES”), which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including $107 million related to its insurance captives.

Cash and Available Revolver Capacity

	September 30, 2016
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$247	$1,140	$94	$188
Revolver capacity	270	160	—	—
Revolver capacity drawn or committed to letters of credit	—	—	—	—
Total	$517	$1,300	$94	$188
Estimated Debt Service Payments (1)

(In millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
CERP	$200	$406	$405	$405	$3,690	$1,280	$6,386
CGP	86	201	205	379	450	1,915	3,236
Total principal and interest	$286	$607	$610	$784	$4,140	$3,195	$9,622
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

We generated consolidated operating cash inflows of $454 million for the nine months ended September 30, 2016, including operating cash inflows of $299 million and $288 million from CERP and CGP, respectively. Our cash flows from operations include outflows by CEC related to the Restructuring of CEOC and by CES related to cash payments on behalf of its Members for expenses accrued but not paid during 2015.
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
CERP generated a net loss of $2 million during the nine months ended September 30, 2016, which includes the impact of non-cash items such as depreciation and amortization expense of $195 million during the period and changes in deferred income taxes of $14 million. Other than accelerated depreciation and amortization expense compared with the prior year (described above), CERP’s operating activities were stable and yielded operating cash flows of $299 million, an 11% increase from the prior year period. The increase was primarily due to improvement in CERP’s operating results in 2016, including the increase in net revenues discussed above, the timing of CERP’s payments for amounts due to affiliates, and largely offsetting working capital fluctuations.
CERP’s capital expenditures were $87 million during the 2016 period in support of its ongoing property renovations, a decrease of $15 million, or 15%, compared with the prior year period. In addition to acquisitions of property and equipment, CERP also has commitments related to its long-term debt and, from time to time, its revolving credit facility. In 2016, CERP incurred $297 million of interest expense, of which $239 million was paid in cash, and repaid $108 million of debt primarily on its revolving credit facility ($173 million in payments less $65 million in revolver draws).
CGP generated net income of $3.9 billion during the nine months ended September 30, 2016, which includes a pre-tax gain of $4.2 billion on the sale of the SMG Business as well as the impact of non-cash items such as depreciation and amortization expense of $130 million and stock-based compensation expense of $192 million during the period. CGP’s operating cash flows increased to $288 million, which is an improvement of $173 million compared with the prior year period primarily due to the improved operating results described above for CGP.
CGP’s capital expenditures were $45 million during the 2016 period, which was a reduction of $103 million compared with the prior year period due to property renovations that were completed during the first half of 2015. In addition to acquisitions of property and equipment, CGP also has commitments related to its long-term debt and revolving credit facility. In 2016, CGP incurred $149 million of interest expense, of which $124 million was paid in cash, and repaid $67 million in debt primarily on its revolving credit facility ($82 million in payments less $15 million in revolver draws).
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
We believe that CERP and CGP’s cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations during the remainder of 2016, as well as remaining 2016 estimated interest and principal payments due on long-term debt totaling $286 million. However, if needed, their existing cash and cash equivalents and availability under their revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under their lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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
Summary of Capital Expenditures

	Nine Months Ended September 30,		Increase/ (Decrease)
(In millions)	2016	2015
Development	$3	$89	$(86)
Renovation/refurbishment	116	169	(53)
Other	28	22	6
Total capital expenditures	$147	$280	$(133)

Included in capital expenditures:
Capitalized payroll costs	$4	$4
Capitalized interest	1	11
For the nine months ended September 30, 2016, capital expenditures were primarily related to hotel renovation projects at Harrah’s Las Vegas, Paris Las Vegas, and Planet Hollywood. Capital expenditures decreased compared with the prior year period primarily due to the completion of the Atlantic City Conference Center which was still under construction in the first quarter 2015.
Projected Capital Expenditures for 2016

(In millions)	Low	High
CERP	$150	$165
CGP	90	110
CES	20	30
Total	$260	$305
We expect to fund these capital expenditures from cash flows generated by our operating activities. CES capital expenditures will be funded by its Members. Our projected capital expenditures for 2016 include estimates for:

•	remodel projects at CERP’s Paris Las Vegas and Harrah’s Atlantic City;

•	remodel projects at CGP’s Planet Hollywood;

•	hospitality and maintenance projects; and

•	IT, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
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
Except as described in Note 1, as of September 30, 2016, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2015 10-K.
Reconciliation of Non-GAAP Financial Measures
Property earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that the Company does not consider indicative of its ongoing operating performance at an operating property level. As a result of the sale of the SMG Business (see Note 1), we have determined that CIE stock-based compensation expense should be excluded from Property EBITDA as management no longer considers such expense to be indicative of Caesars Entertainment’s ongoing consolidated or segment operating performance. Therefore, Property EBITDA has been recast for prior periods to be consistent to the current year presentation.
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

Reconciliation of Property EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income/(loss) attributable to Caesars	$(643)	$(791)	$(3,028)	$5,998
Net income attributable to noncontrolling interests	648	35	716	94
Discontinued operations, net of income taxes	(3,293)	(36)	(3,351)	(106)
Income tax (benefit)/provision	27	(206)	37	(49)
Deconsolidation and restructuring of CEOC and other	3,070	935	5,333	(6,162)
Interest expense	147	147	448	530
Depreciation and amortization	111	91	325	274
Corporate expense	40	40	122	131
Other operating costs	35	34	77	106
CIE stock-based compensation	145	13	188	24
Property EBITDA	$287	$262	$867	$840
Segment Property EBITDA (1)

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)

(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
CERP	$178	$161	$17	10.6%	$526	$518	$8	1.5%
CGP	106	101	5	5.0%	337	287	50	17.4%
Other	3	—	3	100.0%	4	4	—	—%
Total CERP and CGP	287	262	25	9.5%	867	809	58	7.2%
CEOC	—	—	—	—%	—	31	(31)	*
Total Consolidated Caesars	$287	$262	$25	9.5%	$867	$840	$27	*
____________________

*	Not meaningful due to the deconsolidation of CEOC.

(1)	See reconciliation of net income/(loss) to Property EBITDA by segment at Note 15.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," "present," "preserve," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the Restructuring and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the effects of CEOC’s bankruptcy on CEOC and its subsidiaries and affiliates, including us, and the interest of various creditors, equity holders and other constituents;

•
CEC’s limited cash balances and sources of available cash, including CEC’s ability (or inability) to secure additional liquidity to meet its ongoing obligations and its commitments to support the Restructuring as necessary and CEC’s financial obligations exceeding or becoming due earlier than what is currently forecast;

•	the event that the RSAs may not be consummated in accordance with their terms, or persons not party to the RSAs may successfully challenge the implementation thereof;

•
the length of time CEOC will operate in the Chapter 11 cases and CEOC’s failure to comply with the milestones previously provided by the RSAs or that may be included in other agreements relating to the Restructuring;

•	risks associated with third party motions in the Chapter 11 cases, which may hinder or delay CEOC’s ability to consummate the Restructuring as contemplated by the RSAs;

•	the adverse effects of the Chapter 11 proceedings and related litigation on our liquidity or results of operations;

•
the merger of Caesars Acquisition Company with and into CEC may not be consummated or one or more events, changes, or other circumstances could give rise to the termination of the underlying merger agreement;

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

•	our ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the potential difficulties in employee retention and recruitment as a result of our substantial indebtedness, any ongoing weakness in the gaming industry, the Restructuring, or any other factors;

•	differences in our interests and those of our Sponsors;

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Consent to CIE Sale Transaction, dated as of July 30, 2016, by and between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	10.1	8/1/2016

10.2	Restructuring Support and Forbearance Agreement, dated as of July 31, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, and each of the holders of Second Lien Bond Claims party thereto.	—	8-K	—	10.1	8/1/2016

10.3	CIE Proceeds and Reservation of Rights Agreement, dated as of September 9, 2016 entered into by and among Caesars Interactive Entertainment, Inc., Caesars Acquisition Company, on behalf of itself and each of its direct and indirect subsidiaries, Caesars Entertainment Corporation, on behalf of itself and each of its direct and indirect subsidiaries, other than Caesars Entertainment Operating Company, Inc., and Caesars Entertainment Operating Company, Inc. on behalf of itself and each of the debtors in the Chapter 11 Cases.	—	8-K	—	10.1	9/12/2016

10.4	First Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of September 23, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.1	9/26/2016

10.5	Restructuring Support, Forbearance and Settlement Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, Caesars Acquisition Company (solely for Sections 2(b)(vii), 5(g) and 30), each of the holders of Second Lien Bond Claims party thereto and the Second Lien Committee.	—	8-K	—	10.1	10/6/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.6	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bond Claims party thereto.	—	8-K/A	—	10.2	10/6/2016

10.7	Second Amended Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.3	10/6/2016

10.8	Amendment No. 1 to First Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.4	10/6/2016

10.9	Amendment No. 1 to CIE Proceeds and Reservation of Rights Agreement, dated as of October 7, 2016, by and among Caesars Interactive Entertainment, LLC (formerly known as Caesars Interactive Entertainment, Inc.), Caesars Acquisition Company, on behalf of itself and each of its direct and indirect subsidiaries, Caesars Entertainment Corporation, on behalf of itself and each of its direct and indirect subsidiaries, other than Caesars Entertainment Operating Company, Inc., and Caesars Entertainment Operating Company, Inc. on behalf of itself and each of the debtors in the Chapter 11 Cases.	—	8-K	—	10.1	10/7/2016

10.10	Second Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of October 7, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.2	10/7/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.11	Settlement and Forbearance Agreement, dated as of August 15, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and Frederick Barton Danner.	—	8-K	—	99.1	8/17/2016

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101
The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
X
_______________

† Denotes a management contract or compensatory plan or arrangement.
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

November 7, 2016	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer