Form 10-K
period 2016-12-31
CAESARS ENTERTAINMENT Corp
filed 2017-02-15
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 was $444 million.
As of February 1, 2017, the registrant had 147,184,937 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the Proxy Statement for our 2017 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 5, 2017, are incorporated by reference into Part III.

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
Overview
Caesars Entertainment is a casino-entertainment and hospitality services provider. CEC is primarily a holding company with no independent operations of its own. It owns Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). CEC also holds a majority interest in Caesars Entertainment Operating Company, Inc. (“CEOC”); however, as described in Note 2, the results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 15, 2015.
The Caesars portfolio of properties, including the properties owned and operated by CEOC, represents the world’s most diversified casino-entertainment portfolio with entertainment facilities in more areas throughout the United States than any other participant in the gaming industry. We have established a rich history of industry-leading growth and expansion since we commenced operations in 1937. Our facilities typically include gaming offerings, food and beverage outlets, hotel and convention space, and non-gaming entertainment options. In addition to our brick and mortar assets, we operate an online gaming business that provides real money games in certain jurisdictions.
Announced Merger and CEOC Plan of Reorganization
In 2014, CEC and Caesars Acquisition Company (“CAC”) entered into a merger agreement, which was amended and restated on July 9, 2016 (the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the “Merger”). See Note 1.
On January 13, 2017, the Debtors filed an amended plan of reorganization (the “Third Amended Plan”) with the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) that replaces all previously filed plans. CEC, CAC, the Debtors, and CEOC’s major creditor groups have agreed to support the Third Amended Plan. The Bankruptcy Court confirmed the Third Amended Plan on January 17, 2017. Although the Third Amended Plan has been confirmed by the Bankruptcy Court, we must still obtain regulatory approval in all of the jurisdictions in which we have gaming operations in order for CEOC to successfully emerge from bankruptcy, and we are unable to determine when all necessary requirements will be satisfied. In addition, the Third Amended Plan remains subject to completion of the Merger, certain financing transactions, and various other closing conditions. See Note 1.

Organizational Structure
The following diagram illustrates the key entities and subsidiaries in the Caesars Entertainment current organizational structure. This diagram does not include all legal entities and subsidiaries.

Caesars Entertainment Corporation
Caesars Acquisition Company (2)
89%
61% (non-voting)
39% (voting)
Deconsolidated from Results
Caesars Entertainment Operating Company, Inc. (1)(5)
Caesars Entertainment Resort Properties, LLC (5)
Caesars Growth Partners, LLC (2)(5)
69%
20%
11% (3)
Caesars Enterprise Services, LLC (4)

___________________________

(1)	CEOC filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code on January 15, 2015 and was no longer consolidated within CEC as a result. See Note 2.

(2)
CAC is party to the series of transactions that formed CGP and owns 100% of the voting membership units in CGP. Caesars owns 100% of the non-voting membership units in CGP and consolidates CGP as a variable interest entity. See Note 2. See information about Caesars’ announced merger with CAC in Note 1.

(3)	Ownership held by Caesars Growth Properties Holding, LLC (“CGPH”), a subsidiary of CGP.

(4)	Caesars Enterprise Services, LLC (“CES”) is a services joint venture formed by CEOC, CERP, and CGPH (collectively, the “Members”). See Note 1.

(5)	Our reportable segments currently include CERP and CGP. See Note 1. CEOC remained a reportable segment until its deconsolidation effective January 15, 2015. See Note 2.
As of December 31, 2016, through our consolidated entities, we owned 12 casinos in the United States, with over one million square feet of gaming space and approximately 24,000 hotel rooms. Our properties are concentrated in Las Vegas, where eight of the twelve are located. See Item 2 for more information about our properties.
CERP owns six casinos in the United States and The LINQ promenade along with leasing Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”) to CEOC and gaming space at The LINQ promenade to CGP.
CGP owns six casinos in the United States and, through its subsidiary Caesars Interactive Entertainment, Inc. (“CIE”), owns and operates a regulated online real money gaming business and the World Series of Poker (“WSOP”) tournaments and brand. As discussed in Note 17, on September 23, 2016, CIE sold its social and mobile games business (“SMG Business”) for approximately $4.4 billion in cash.
CES provides certain corporate and administrative services for the Members’ casino properties, including substantially all of the casino properties owned by CEOC and casinos owned by unrelated third parties. CES also manages certain enterprise assets and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. See Note 1.

Business Operations
Our consolidated business is composed of four complementary businesses that reinforce, cross-promote, and build upon each other: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations.
Casino Entertainment Operations
Our casino entertainment operations include revenues from approximately 15,000 slot machines and 1,200 table games, as well as other games such as keno, poker, and race and sports books, all of which comprised approximately 49% of our total net revenues in 2016. Slot revenues generate the majority of our gaming revenue and are a key driver of revenue, particularly in our properties located outside of the Las Vegas market. We are testing a number of skill-based games as we implement product offerings intended to appeal to all demographics, and expect to expand these offerings as required regulatory approvals are obtained.
Food and Beverage Operations
Our food and beverage operations generate revenues primarily from over 50 buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service, and represented approximately 18% of our total net revenues in 2016. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants and buffets.
Rooms and Hotel Operations
Rooms and hotel operations revenue comprised approximately 21% of our total net revenues in 2016 and is primarily generated from hotel stays at our casino properties and our approximately 24,000 guest rooms and suites.
Our properties operate at various price and service points, allowing us to host a variety of casino guests who are visiting our properties for gaming and other casino entertainment options and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
We have engaged in large capital reinvestment projects in recent years focusing primarily on room product across the United States. In the Las Vegas market, nearly 6,000 rooms have been renovated since 2014, across properties such as The LINQ Hotel & Casino, Planet Hollywood Resort & Casino, Paris Las Vegas, and Harrah’s Las Vegas. In addition, we plan to continue the roll out of self-check-in kiosks in Las Vegas in order to help reduce customer wait times and improve labor efficiencies.
Entertainment and Other Business Operations
We provide a variety of retail and entertainment offerings in our casinos and The LINQ promenade. We operate several entertainment venues across the United States, including The AXIS at Planet Hollywood, which was ranked as one of the top theater venues in the United States in 2016 based on ticket sales. This award winning theater hosts several prominent headliners, such as Jennifer Lopez, Lionel Richie, and Britney Spears. We recently announced that the Backstreet Boys will have performances starting in early 2017.
The LINQ promenade and our retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items. The LINQ promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel and the Flamingo Las Vegas, and also features The High Roller, our 550-foot observation wheel at The LINQ promenade.
In addition, CIE operates a regulated online real money gaming business in Nevada and New Jersey and owns the WSOP tournaments and brand, and also licenses WSOP trademarks for a variety of products and businesses related to this brand.
Sales and Marketing
We believe the Caesars portfolio of properties (including the CEOC properties) that operate under the Total Rewards program enable us to capture a larger share of our customers’ entertainment spending when they travel among markets versus that of a standalone property, which is core to our cross-market strategy. We believe that our high concentration of properties in the center of the Las Vegas Strip generates increased revenues and enables us to capture more of our customers’ gaming dollars than would be generated if the properties were operated separately.
We believe the Total Rewards program, in conjunction with this distribution system, allows us to capture a growing share of our customers’ entertainment spending and compete more effectively. Members earn Reward Credits at all Caesars-affiliated properties in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Members may also earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with our many partners, including Atlantis Paradise Island Resort and Norwegian Cruise Line. Total Rewards members can redeem Reward Credits for amenities or other items such as merchandise, gift cards, and travel. Total Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges.
Members are also provided promotional offers and rewards based on their engagement with Caesars-affiliated properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used for marketing promotions, including direct mail campaigns, electronic mail, our website, mobile devices, social media, and interactive slot machines.
Intellectual Property
The development of intellectual property is part of our overall business strategy. We regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent, trademark, copyright or combination of several of our intellectual property rights, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, trademarks, copyrights, and trade secret laws. We file applications for and obtain patents, trademarks, and copyrights in the United States and foreign countries where we believe filing for such protection is appropriate, including United States and foreign patent applications covering certain proprietary technology of CEOC. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. CEOC’s United States patents have varying expiration dates, the last of which is 2031.
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
We own or have the right to use proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including the following:

•	CEOC’s marks include Caesars, Harrah’s, Horseshoe, Bally’s, and Total Rewards;

•	CERP’s marks include Rio, Flamingo, and Paris;

•	CIE’s marks include WSOP; and

•	CGP holds a license for the Planet Hollywood mark used in connection with the Planet Hollywood Resort & Casino in Las Vegas.
Omnibus License and Enterprise Services Agreement
The Members of CES entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”) in 2014, which granted various licenses to the Members through CES and allowed the Members to continue to use the intellectual property each of the properties owned or managed by the Members used in their associated businesses, including Total Rewards. See Note 1 for a complete discussion of CES and the Omnibus Agreement. Under the terms of the CES joint venture and the Omnibus License and Enterprise Services Agreement, we believe that Caesars and its other operating subsidiaries will continue to have access to the services historically provided to us by CEOC and its employees, trademarks, and programs despite the CEOC bankruptcy filing.
Competition
Casinos
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding areas. Our Las Vegas Strip hotels and casinos also compete, in part, with each other. We also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-and off-track wagering, video lottery terminals, and card parlors. Our non-gaming offerings also compete with other retail facilities, amusement attractions, food and beverage offerings, and entertainment venues.
In recent years, many casino operators, including us, have been reinvesting in existing facilities, developing new casino or complementary facilities, and acquiring established facilities. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many markets.

The expansion of casino properties and entertainment venues into new markets also presents competitive issues for us that have had a negative impact on our financial results. Atlantic City, in particular, has seen a decline of more than 50% compared with 2006 levels primarily due to the addition of gaming capacity associated with the expansion of gaming in Maryland, New York, and Pennsylvania. This has resulted in several casino closings in recent years, including CEOC’s Showboat Atlantic City casino and four competitor casinos since 2014. More recently, our property in Baltimore has also experienced competitive pressure.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also Exhibit 99.1, “Gaming Overview,” to this Form 10-K. In addition, for a summary of key developments in 2016, see “Summary of 2016 Events and Key Drivers of Annual Performance” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Employee Relations
We have approximately 31,000 employees throughout our organization. Approximately 17,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel, and restaurant employees. The majority of these employees are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	8,700	Culinary Workers Union, Local 226	Various up to July 31, 2018
Atlantic City Food & Beverage and Hotel employees	1,600	UNITE HERE, Local 54	February 28, 2020
Las Vegas Bartenders	1,200	Bartenders Union, Local 165	Various up to July 31, 2018
Las Vegas Dealers	1,800	Transport Workers Union of America and UAW	Various up to September 30, 2019
Corporate Citizenship, Social Responsibility and Sustainability
Caesars Entertainment’s Board of Directors and senior executives are committed to maintaining our position as an industry leader in corporate citizenship, corporate social responsibility, and sustainability. In 2016, we continued to engage with our CEO-level external environmental sustainability advisory board with experts representing non-governmental organizations, business strategy, academia, and investors and used their advice to modify our citizenship priority focus for 2016 and 2017. In 2016, we published our seventh annual Citizenship Report in accordance with Global Reporting Initiative G4 framework.
Code of Commitment

For more than 15 years, our Code of Commitment has guided our approach to responsible and ethical business, compliance and anti-corruption. Training events reinforce our expectations of all employees.

For the second year running, we were recognized on the Civic 50, an initiative organized by Points of Light and Bloomberg that recognizes companies for their commitment to improving the quality of life in their home communities. Caesars was the first company to develop responsible gaming programs informed by science, evaluated objectively and created in conjunction with leading researchers. In 2016, we confirmed our support for the UN Sustainable Development Goals and identified eight goals where we can make the most significant contribution and expand our impact in coming years.
Environmental Stewardship
Since 2007, we have advanced a strategy to contribute to global climate change and sustainability initiatives that reduce our impact on the environment. Our structured, data-driven CodeGreen program leverages the passion of our employees and engages our guests and suppliers. Between 2007 and 2015, we reduced energy consumption across our properties by 23.4% per air-conditioned sq. ft. and greenhouse gas emissions by 28.3%. Since 2008, we have reduced water consumption by 20.4%. In 2015, 38% of our total waste was recycled in addition to an overall 28% reduction in waste across our operations.
In 2016, Caesars surpassed its Green Key certification goal of having 90% of owned or managed North American hotel resort properties achieve a 4 Key rating or higher. Including the properties owned and operated by CEOC, thirty of our hotel resort properties are rated 4 Keys - more than any other casino-entertainment company in the world. Recently recognized by the Global Sustainable Tourism Council, Green Key is a rigorous program that ranks, certifies, and inspects hotels and resorts based on their commitment to sustainable operations. Green Key uses a rating system of 1 to 5 Keys, with 5 being the highest possible attainment.
For our work in 2016, Caesars Entertainment received “A” scores for carbon (A) and water (A-) impact and supplier engagement (A-) from the formerly named Carbon Disclosure Project (“CDP”), the international not-for-profit that drives sustainable economies. Thousands of companies submit annual climate disclosures to CDP for independent assessment against its scoring methodology. Caesars is one of 193 "A Listers" on its carbon disclosure, which has been produced at the request of 827 investors with assets of $100 trillion. Just 9% of the corporations participating in CDP’s climate change program are awarded a position on the Climate “A List.”
Diversity, Inclusion, and Employee Wellbeing
We create a dynamic and innovative working culture where individual growth is rewarded, recognized, and celebrated. Caesars is the only company in the casino entertainment industry to receive perfect scores on the Human Rights Campaign Corporate Equality Index for ten consecutive years, including 2016. We encourage diversity and the advancement of women, and in 2015, 34% of our managers belonged to minority groups and 42% of our managers were women. We continue to fund more than $15 million each year to support our Employee Wellness Program, including 29 nurses and coaches across our properties. The program proves itself year after year with improved health metrics for participating employees, more than $2,500 annual saving per employee on healthcare and insurance savings for Caesars due to lower health risk.
Community Investment
Established in 2002, the Caesars Foundation (the “Foundation”) is a private charitable foundation funded by a portion of operating income from our resorts. Since its inception, the Foundation has gifted more than $72 million to support vibrant communities. In 2015, our total community investment (including Caesars Foundation, corporate, mandated and discretionary giving, and the value of employee volunteering hours) amounted to $67.2 million. Employee volunteering in 2015 reached 260,000 hours - our highest annual level of volunteering on record.
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

ITEM 1A.    Risk Factors
Risk Related to CEC’s Ability to Continue as a Going Concern
There is a stay of the Noteholder Disputes in the Bankruptcy Court. If the stay were lifted and a court were to find in favor of the claimants in the Noteholder Disputes, it would likely have a material adverse effect on our business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters. If the Third Amended Plan was not consummated, it would raise substantial doubt about CEC’s ability to continue as a going concern.
We are subject to a number of Noteholder Disputes, as described in Note 3, all of which are currently stayed consensually or by order of the Bankruptcy Court, related to various transactions that CEOC has completed since 2010. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Although the Delaware First Lien Lawsuit has been subject to a consensual stay pursuant to the First Lien Bond RSA since CEOC’s filing for Chapter 11, and the Delaware Second Lien Lawsuit is not proceeding with respect to fraud or breach of fiduciary duty claims, should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, including the New York First Lien Lawsuit, the New York Second Lien Lawsuit or the Senior Unsecured Lawsuits, the transactions at issue in those lawsuits may be subject to rescission and/or the Company may be required to pay damages to the plaintiffs. In the event of an adverse outcome on one or all of these matters, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. See Note 3.
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
On October 4, 2016, the Debtors, along with CEC, entered into, or amended and restated, restructuring support agreements with the Debtors’ major creditor groups. Under these agreements, the parties agreed to support the Third Amended Plan that will, if all conditions precedent to the effectiveness of the Third Amended Plan are satisfied or waived, result in a release of all claims against CEC relating to CEOC, including the claims in Parent Guarantee Lawsuits (as defined in Note 3), and all claims asserted by or on behalf of the Debtors’ estate or their representative creditors.
The Parent Guarantee Lawsuits are still enjoined, but in the event that the stay is lifted, the Third Amended Plan does not become effective, or the restructuring agreement with the official committee of second priority noteholders is terminated, and the Parent Guarantee Lawsuits proceed to judgment, given the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern. In the event of an adverse outcome on such matters, CEC would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter.
If the Third Amended Plan is not consummated, we estimate that we would require additional sources of funding to meet our ongoing financial commitments primarily resulting from significant expenditures made to defend the Company against the matters disclosed in Note 1 under “Litigation.” As a result of the foregoing, there is substantial doubt about CEC's ability to continue as a going concern. See Note 1.

Risks Related to the Bankruptcy Proceedings
The consummation of the Third Amended Plan is subject to a number of significant conditions.
Although the Debtors believe that the effective date of the Third Amended Plan will occur in 2017, there can be no assurance as to such timing or that all conditions precedent will be satisfied. The consummation of the Third Amended Plan is subject to certain conditions precedent as described in the Third Amended Plan, including, among others, the completion of the Merger (as defined below) and conditions relating to the exit financing facilities, the receipt or filing of all applicable approvals or applications with applicable government entities, certain agreements with unions having been executed and ratified and regulations for funding relief in respect of certain of CEOC’s pension plans will have been adopted to CEOC’s satisfaction.
CEOC and a substantial majority of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, and we and they are subject to the risks and uncertainties associated with bankruptcy proceedings.
As a result of CEOC’s highly-leveraged capital structure and the general decline in its gaming results between 2007 and 2014, on January 15, 2015, CEOC and the Debtors voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Due to the commencement of the Chapter 11 proceedings, the operations and affairs of the Debtors are subject to the supervision and jurisdiction of the Bankruptcy Court.
We and CEOC are subject to a number of risks and uncertainties associated with the Chapter 11 proceedings, which may lead to potential adverse effects on our liquidity, results of operations, or business prospects. We cannot assure you of the outcome of the Chapter 11 proceedings. Risks associated with the Chapter 11 proceedings include the following:

•	the ability of the Debtors to continue as a going concern;

•
the ability of the Debtors to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings and the outcomes of Bankruptcy Court rulings of the proceedings and appeals of such rulings in general;

•	the ability of the Debtors to comply with and to operate under the cash collateral order and any cash management orders entered by the Bankruptcy Court from time to time;

•	the length of time the Debtors will operate under the Chapter 11 proceedings and their ability to successfully emerge, including with respect to obtaining any necessary regulatory approvals;

•	the ability of the Debtors to complete the Third Amended Plan and Caesars Entertainment’s role in such plan of reorganization;

•	the likelihood of Caesars Entertainment losing control over the operation of the Debtors as a result of the restructuring process;

•	risks associated with third party motions, proceedings and litigation in the Chapter 11 proceedings, which may interfere with the Third Amended Plan;

•	our and the Debtors’ ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	increased costs being incurred by Caesars Entertainment and the Debtors related to the bankruptcy proceeding, other litigation, and any appeals of any rulings in such proceeding or other litigation;

•	our and the Debtors’ ability to manage contracts that are critical to our operation, and to obtain and maintain appropriate credit and other terms with customers, suppliers and service providers;

•	our and the Debtors’ ability to attract, retain and motivate key employees;

•	our ability to fund and execute our business plan;

•	whether our non-Debtor subsidiaries continue to operate their business in the normal course;

•	the disposition or resolution of all pre-petition claims against us and the Debtors; and

•	our ability to maintain existing customers and vendor relationships and expand sales to new customers.

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
While the Debtors’ operate their businesses as debtors-in-possession under supervision by the Bankruptcy Court, the Bankruptcy Court approval is required with respect to certain aspects of the Debtors’ business, and in some cases certain holders of claims against CEOC who have entered into the RSAs, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, including the statutory committees appointed in the Chapter 11 proceedings, and one or more hearings. Such committees and parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process could delay major transactions and limit the Debtors ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, the Debtors could be prevented from engaging in non-ordinary course activities and transactions that they believe are beneficial to them.
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
We will require significant liquidity to fund the Third Amended Plan, which may negatively affect our liquidity and ability to sustain operations.
As described in Note 1, we have made material commitments to support for Restructuring. As a result of the Bankruptcy Court’s confirmation of the Third Amended Plan, we believe it is probable that certain obligations described in the Third Amended Plan and the RSAs will ultimately be settled, and therefore, we have accrued the items described in Note 1 that are estimable. We estimated the total consideration we expect to provide in support of the Restructuring, which includes a combination of cash, CEC common stock, and CEC Convertible Notes. Our estimated accrual does not include certain consideration that will be issued as part of the acquisition of New CEOC (as defined below), which will be recorded when the transaction is consummated, or other amounts that either do not currently represent obligations or that cannot be estimated at this time.
CEC does not currently have sufficient cash to meet its financial commitments to support the Restructuring that are due when the Debtors ultimately emerge from bankruptcy. The completion of the Merger (as defined below) is expected to allow CEC to fulfill its financial commitments in support of the Restructuring.
As a result of these payments and investments, less cash may be available in future periods for investments and operating expenses and, as a result, the implementation of the Third Amended Plan may have a negative impact on our liquidity and on our ability to sustain our operations.
Pursuant to the Third Amended Plan, CEOC will be divided into OpCo and PropCo, with certain of CEOC’s domestic real property interests being divested to PropCo, which may present large cash outflows, transaction costs and execution risk.
Pursuant to the Third Amended Plan, CEOC will be divided into two companies: OpCo and PropCo. OpCo, as CEOC’s successor (the “New CEOC”) and a wholly owned subsidiary of CEC, will operate CEOC’s properties and facilities. PropCo, as a subsidiary of a real estate investment trust to be wholly separate from CEC, will hold certain of CEOC’s domestic real property assets and related non-gaming fixtures and will lease those assets back to OpCo. As part of the Third Amended Plan, CEC and its subsidiaries will be entering into the certain agreements in connection the restructuring of CEOC, including management and lease support agreements, which will create certain material commitments for and impose ongoing obligations on the business of the Company after the effective date of the Third Amended Plan. This restructuring of CEOC will involve significant cash outflows, transaction costs and expenses, which may result in us having less cash available in future periods for investments and operating expenses.
Additionally, the implementation and execution of the Third Amended Plan, and the completion of the restructuring of CEOC contemplated thereunder, will be a complex, costly and time-consuming process. We will be required to devote management attention and resources and engage outside advisors and consultants to implement the Third Amended Plan and complete the restructuring. The failure to meet the challenges involved in implementing of the Third Amended Plan and completing the restructuring could cause an interruption of, or a loss of momentum in, the activities of the Company and could adversely affect our results of operations after the Debtors’ emergence from bankruptcy. The unsuccessful implementation of the Third Amended Plan and the failure to complete the restructuring could lead to additional litigation, bankruptcy proceedings and negotiations with creditors and other third parties, with increasing transaction costs and legal and financial liabilities. The overall implementation of the Third Amended Plan and the completion of the restructuring may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of our management’s attention.
Under the Third Amended Plan, CEC and New CEOC will be required to enter into certain leasing and financial commitments, which may have a negative impact on our business and operating condition.
Pursuant to the Third Amended Plan, CEC and New CEOC will be entering into the certain restructuring documents, including the two Master Lease Agreements and the management and lease support agreements. Pursuant to the Master Lease Agreements, certain subsidiaries of PropCo will lease properties to New CEOC and New CEOC will be responsible for lease payments and other monetary obligations: (1) for the Caesars Palace Las Vegas property and (2) for certain domestic properties currently owned by CEOC other than Caesars Palace Las Vegas. CEC will guarantee all monetary obligations of New CEOC under the Master Lease Agreements pursuant to the terms of the management and lease support agreements. Under the call right agreements among PropCo, CEC, CERP, CGP and their respective applicable subsidiaries entered into pursuant to the Third Amended Plan, PropCo will have the right to purchase and leaseback interests in the real property and the related fixtures associated with Harrah’s Laughlin, Harrah’s Atlantic City and Harrah’s New Orleans properties, which could also impose additional lease payments and other obligations. CEC and PropCo will also enter into a right of first refusal agreement that will provide, among other things, (a) a grant by CEC (by and on behalf of itself and all of its majority owned subsidiaries) to PropCo (by and on behalf of itself and all of its majority owned subsidiaries) of a right of first refusal to own and lease to an affiliate of CEC certain non-Las Vegas domestic real estate that CEC or its affiliates may have the opportunity to acquire or develop and (b) a grant by PropCo to CEC of a right of first refusal to lease and manage certain non-Las Vegas domestic real estate that PropCo may have the opportunity to acquire or develop.
CEC and New CEOC also anticipate entering into certain proposed credit documents. Under the indenture that will govern the CEC Convertible Notes, CEC will issue approximately $1.1 billion of Convertible Notes at 5.00% per annum that will mature in 2024. Additionally, New CEOC will have funded debt obligations of approximately $1.2 billion (“New CEOC Debt”). The Third Amended Plan requires New CEOC to issue the New CEOC Debt to third parties, but if the New CEOC Debt is not fully syndicated, then the New CEOC Debt may be comprised of up to $917 million in first lien term loans and $318 million of first lien notes issued to the Debtors’ creditors under the Third Amended Plan (the “New CEOC Take-Back Debt”), subject to the consent of the applicable creditor groups. CEC will be required to guarantee the New CEOC Take-Back Debt. Under the terms of the guarantees of the New CEOC Take-Back Debt, CEC will provide a modified collection guarantee of the New CEOC Take-Back Debt, secured by a first-priority pledge of substantially all of the material assets of CEC, subject to certain exceptions.
After the Debtors’ emergence from bankruptcy, CEC will have certain obligations arising from the restructuring documents. If our businesses and properties fail to generate sufficient earnings, the payments required to service these leasing and financial commitments may materially and adversely limit our ability to make investments to maintain and grow our portfolio of businesses and properties. Additionally, we may be subject to other significant obligations under our guarantees if New CEOC is unable to satisfy its lease payments and monetary obligations under these arrangements, which could materially and adversely affect our business and operating results.
The restructuring documents will require us to comply with covenants on the conduct of business and generally impose restrictions on our business activities, including restrictions relating to the incurrence of debt, sales or dispositions of assets, acquisitions, the granting of liens, dividends and distributions and affiliate transactions. Compliance with the covenants and restrictions in the restructuring documents may constrain our ability to implement any growth plans as well as its flexibility to react and adapt to unexpected operational challenges and adverse changes in economic and legal conditions.

The merger with CAC is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed.
In 2014, CEC and CAC entered into a merger agreement, which was amended and restated on July 9, 2016 (the “Merger Agreement”), under which CAC will merge with and into Caesars Entertainment, with Caesars Entertainment continuing as the surviving corporation (the “Merger”). The consummation of the Merger is subject to a number of closing conditions, many of which are not within Caesars Entertainment’s control, and failure to satisfy such conditions may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, obtaining (1) the required votes for the adoption of the Merger Agreement and the approval of the Merger by the our stockholders and the stockholders of CAC, (2) any necessary licenses, consents or other approvals required by gaming authorities to effect the Merger, (3) the authorization of NASDAQ for the listing of the shares of our common stock to be issued in connection with the Merger, (4) confirmation of the Third Amended Plan by the Bankruptcy Court, which was obtained on January 17, 2017, (5) receipt of certain tax opinions or rulings regarding certain tax aspects of the restructuring of CEOC, which rulings were received on January 5, 2017 and (6) receipt by each of CEC and CAC of the opinion of its respective counsel regarding the intended tax treatment of the Merger. It also is possible that a change, event, fact, effect or circumstance that could lead to a material adverse effect on Caesars Entertainment may occur, which may result in CAC not being obligated to complete the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if an uncertainty resulting in a material adverse effect on Caesars Entertainment may arise. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect Caesars Entertainment’s business, financial performance and operating results and the price per share for Caesar Entertainment’s common stock. There can be no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. If conditions are not met or are incapable of being met, we and/or CAC may be entitled to terminate the Merger Agreement. In no event can the Merger be completed later than December 31, 2017, unless we and CAC otherwise mutually agree.
Additionally, we are subject to litigation which, if decided adversely, may increase the risk the conditions to completion of the Merger are not satisfied. Adverse rulings may result in reinstatement of our guarantee of certain CEOC debt which could increase the risk that conditions to completion of the Merger are not satisfied.
In the event that the pending Merger is not completed, the trading price of our common stock and our future business and financial results may be negatively impacted.
As noted above, the conditions to the completion of the Merger may not be satisfied. If the Merger is not completed for any reason, we may be subject to a number of risks, including:

•
the failure of the contemplated Third Amended Plan, for which completing the Merger is a condition, which failure will lead to further bankruptcy proceedings and negotiations with creditors as well as additional costs, litigation and legal liabilities;

•	the inability to achieve the global settlement of claims and comprehensive releases in favor of us and our affiliates provided for in the Third Amended Plan;

•	we would still being liable for significant transaction costs;

•	the focus of our management having been diverted from seeking other potential opportunities without realizing any benefits of the completed merger;

•	experiencing negative reactions from our customers, suppliers, regulators and employees;

•	certain litigation against us remaining outstanding and not being released; and

•	the price of our common stock declining significantly from current market price, which may reflect a market assumption that the Merger will be completed.
If the Merger is not completed, the risks described above may materialize and adversely affect our business, financial condition, financial results and stock price.
Following the Merger and the Third Amended Plan, the composition of our directors and officers will be different.
Upon completion of the Merger, the composition of our directors and officers will be different than the current composition. Our board of directors currently consists of eleven directors. The Merger Agreement provides that prior to the effective time of the

Merger, that the directors and officers of CEC be mutually and reasonably agreed between us and CAC. Additionally, the Third Amended Plan requires that a certain number of independent directors be appointed to our board and that same director appointments be subject to the consent of some of the Debtors’ creditors.
With a different composition of our directors and officers, the management and direction of the Company following the Merger may be different than the current management and direction of the Company, and accordingly, may also result in new business plans and growth strategies as well as divergences from or alterations to existing ones. Any new business plans or growth strategies implemented by the new composition of our directors and officers or any divergences from or alternations to existing business plans and strategies, if unsuccessful, may lead to material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and an adverse impact on our operations and financial results.
As a result of the Chapter 11 proceedings, our historical financial information will not be indicative of our future financial performance.
Our capital structure and our corporate structure will be significantly altered under any plan of reorganization. As of January 15, 2015, CEOC was deconsolidated from our financial statements. Consequently, our results of operations following the deconsolidation will not be comparable to the financial condition and results of operations reflected in our historical financial statements for periods prior to the deconsolidation.
The Third Amended Plan will be based in large part upon assumptions and analyses developed by CEOC. If these assumptions and analyses prove to be incorrect, the Third Amended Plan may be unsuccessful in its execution, which could adversely affect Caesars Entertainment.
The Third Amended Plan to be implemented could affect both the Debtors’ capital structure and the ownership, structure and operation of the Debtors’ businesses and will reflect assumptions and analyses based on CEOC’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that CEOC considers appropriate under the circumstances. Whether actual future results and developments will be consistent with CEOC’s expectations and assumptions depends on a number of factors, including but not limited to (i) CEOC’s ability to substantially change the Debtors’ capital structure; (ii) CEOC’s ability to restructure the Debtors as a separate operating company and property company, with a real estate investment trust directly or indirectly owning and controlling the property company, (iii) the ability of the Debtors to obtain adequate liquidity and financing sources; (iv) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (v) the Debtors’ ability to retain key employees; and (vi) the overall strength and stability of general economic conditions in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of the Debtors’ businesses.
In addition, the Third Amended Plan will rely upon financial projections, including with respect to revenues, capital expenditures, debt service, and cash flow as well as earnings before interest, taxes, depreciation and amortization (“EBITDA”). Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. The forecasts for the Debtors will be even more speculative than normal, because they may involve fundamental changes in the nature of the Debtors’ capital structure and corporate structure. Accordingly, CEOC expects that its actual financial condition and results of operations will differ, perhaps materially, from what CEOC has anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Third Amended Plan to be implemented by the Debtors will occur or, even if they do occur, that they will have the anticipated effects on the Debtors and their subsidiaries’ businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect us.
Risks Related to Our Business
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
Caesars Entertainment is a highly-leveraged company and had $6.9 billion in debt outstanding as of December 31, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our estimated debt service (including principal and interest) is $659 million for 2017 and $8.8 billion thereafter to maturity. See Note 11 for details of our debt outstanding and related restrictive covenants.
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

•
require that a substantial portion of our cash flow from operations be dedicated to the payment of interest and repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly-leveraged than certain of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict the availability for us to make strategic acquisitions, develop new gaming facilities, introduce new technologies or exploit business opportunities;

•	affect our ability to renew certain gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our outstanding debt obligations.
We may be unable to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
We may be unable to generate sufficient cash flow from operations, or may be unable to draw under our senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. Our operating cash flow was negative $57 million in 2015 and $308 million in 2016. Our estimated debt service (including principal and interest) is $659 million for 2017 and $8.8 billion thereafter to maturity. See Note 11 for details of our debt outstanding.
We may incur additional indebtedness, which could adversely affect our ability to pursue certain business opportunities.
We and our subsidiaries may incur additional indebtedness. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.
For example, as of December 31, 2016, CERP had $230 million of additional borrowing capacity available under its senior secured revolving credit facility, and CGP had a total of $160 million of additional borrowing capacity available under its senior secured revolving credit facilities.
Our subsidiary debt agreements allow for limited future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under CGP’s or CERP's credit facilities and first lien notes. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis, as well as development and acquisition opportunities. Additional indebtedness would require greater servicing payments, and accordingly, may affect our future liquidity and limit our ability to pursue certain opportunities and implement any growth plans in the future.
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
We are required to satisfy and maintain specified financial ratios under our debt agreements. See Note 11 for further information. Our ability to meet the financial ratios under our debt agreements can be affected by events beyond our control, and there can be no assurance that we will be able to continue to meet those ratios.
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
In addition to the Noteholder Disputes discussed above, we are also a defendant from time to time in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

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
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; increases in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is susceptible to any such changes because our casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. Particularly, we have business concentrations in gaming offerings and in Las Vegas, which are sensitive to declines in discretionary consumer spending and changes in consumer preferences. The economic downturn that began in 2008 and adverse conditions in the local, regional, national and global markets negatively affected our business and results of operations and may negatively affect our operations in the future. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved and the gaming industry has partially recovered, there are no assurances that the gaming industry will continue to grow.

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
Although recent trends have indicated a growing shift in customer demand for gambling over non-gaming offerings when visiting Las Vegas, there are no assurances that this trend will continue and that demand for non-gaming offerings will not increase. According to Las Vegas Convention and Visitors Authority, 47% of Las Vegas visitors in 2015 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 41% of visitors in 2013, but down from 50% of visitors in 2011. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.
We are subject to extensive governmental regulation, which, under certain circumstances, could adversely impact our business, financial condition, and results of operations.
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

For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission, or the Gaming Commission, may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable must apply for a finding of suitability within 30 days after the Gaming Commission's request that he or she should do so and, together with his or her application for suitability, deposit with the Nevada Gaming Control Board, or the Control Board, a sum of money which, in the sole discretion of the Control Board, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the Control Board to pay final costs and charges.
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
In recent years, many casino operators, including us, have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2019 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. In addition, in June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets, including Atlantic City.
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
We face the risk of fraud, theft, and cheating.
We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft, or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.
Use of the “Caesars” brand name, or any of our other brands, by entities other than us could damage the brands and our operations and adversely affect our business and results of operations.
The “Caesars” brand remains one of the most recognized casino brands in the world and our operations benefit from the global recognition and reputation generated by our brands. Generally, we are actively pursuing gaming and non-gaming management, branding, and development opportunities in Asia and other parts of the world where our brands and reputation are already well-recognized assets. In addition, we will continue to expand our World Series of Poker tournaments to international jurisdictions where we believe there is a likelihood of legalization of online gaming, in order to grow the brand’s awareness. In connection with such opportunities, we intend to grant third parties licenses to use our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the “Caesars” and the “World Series of Poker” brand names, or any of our other brands, by third parties outside of our exclusive control.
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
Additionally, we have not applied for the registration of all of our trademarks, copyrights, proprietary technology or other intellectual property rights, as the case may be, and may not be successful in obtaining all intellectual property rights for which we have applied. Despite our efforts to protect our proprietary rights, parties may infringe upon our intellectual property and use information that we regard as proprietary, and our rights may be invalidated or unenforceable. The laws of some foreign countries may not protect proprietary rights or intellectual property to as great an extent as do the laws of the United States. In addition, others may independently develop substantially equivalent intellectual property.

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
The development and construction of new hotels, casinos and gaming and non-gaming venues and the expansion of existing ones could have an adverse effect on our business, financial condition and results of operations due to various factors including delays, cost overruns and other uncertainties.
We intend to develop, construct and open new hotels, casinos and other gaming venues, and develop and manage non-gaming venues, in response to opportunities that may arise. Future development projects may require significant capital commitments, the incurrence of additional debt, guarantees of third party debt, the incurrence of contingent liabilities and an increase in depreciation and amortization expense, which could have an adverse effect upon our business, financial condition, results of operations and cash flow. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones is susceptible to various risks and uncertainties, such as:

•	the existence of acceptable market conditions and demand for the completed project;

•
general construction risks, including cost overruns, change orders and plan or specification modification, shortages of construction resources, labor disputes, unforeseen environmental, engineering or geological problems, work stoppages, fire and other natural disasters, construction scheduling problems, and weather interferences;

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
Our failure to complete any new development or expansion project, or complete any joint development, expansion projects or projects where we license our brands, as planned, on schedule, within budget or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition, results of operations and cash flow.
We may pursue strategic acquisitions of third-party assets and businesses as a complement to our future growth strategy, which could raise material investment risk and affect our businesses and operations if integration is unsuccessful or the acquired assets and businesses perform poorly.
We intend to implement a growth plan centered on an organic growth strategy for our non-gaming entertainment, hospitality and leisure offerings. We also intend to pursue strategic acquisitions as a complement to the extent such acquisitions present attractive opportunities that would bolster our organic growth strategy. Additionally, we will also look to become a more active participant in certain high-growth social and mobile gaming opportunities in order to leverage our extensive experience and management expertise in the gaming industry and build an enhanced high growth portfolio.

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
Additionally, even if integration is successful, the overall integration of acquired assets and businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention. There is also no guarantee that the acquired assets or businesses will generate any of the projected synergies and earnings growth, and the failure to realize such projected synergies and earnings growth may adversely affect our operating and financial results and derail any growth plans.
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
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan and/or Syria or other countries throughout the world, and governmental responses to those acts or hostilities, will directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt were negatively affected from the uprising there in January 2011. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted.
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
In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance.
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
We also perform an annual impairment assessment of other non-amortizing intangible assets as of October 1, or more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.
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
Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in impairment charges during the year ended December 31, 2014. If one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.
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
We currently have five collective bargaining agreements covering various employees in Las Vegas expiring in 2017, as well as three others that will expire in 2017.
All agreements are subject to automatic extension unless one party gives 30 days’ prior notice of intent to terminate. No such notice has been given. We intend to negotiate renewal agreements for all collective bargaining agreements expiring and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our profits.
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
In certain cases, we do not own the businesses and amenities adjacent to our properties. However, the adjacent third-party businesses and amenities stimulate additional traffic through our complexes, including the casinos, which are our largest generators of revenue. Any decrease in the popularity of, or the number of customers visiting, these adjacent businesses and amenities may lead to a corresponding decrease in the traffic through our complexes, which would negatively affect our business and operating results. Further, if newly opened properties are not as popular as expected, we will not realize the increase in traffic through our properties that we expect as a result of their opening, which would negatively affect our business projections.
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
Our obligation to contribute to multi-employer pension plans, or discontinuance of such obligations, may have an adverse impact on us.
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
In January 2015, the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel the CEC controlled group (“CEC Group”) from NRF’s Legacy Plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the Legacy Plan purportedly permitting such expulsion. The CEC affiliates that are included in the NRF Legacy Plan are Caesars Atlantic City, Bally’s Atlantic City, and Harrah’s Philadelphia (all of which are owned by CEOC and are not included in CEC’s results), as well as Harrah’s Atlantic City and the Las Vegas laundry. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million, and has commenced litigation against CEC and CERP seeking payment of this withdrawal liability, which remains ongoing.
The CEC Group disputes NRF’s authority to take such action. Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. CEOC is current with respect to pension contributions. The CEC Group is pursuing several litigation strategies to challenge NRF’s action, and CEC and CERP are vigorously opposing the litigation commenced by NRF. There can be no assurance that our strategies will have a successful outcome, and the CEC Group may become liable for the withdrawal liability, which would have an adverse impact on us.
Due to the participation of CEOC, CGPH, and CERP in CES, we may not control CES and our interests may not align with the interests of the other members of CES.
CEOC, CGPH, and CERP are members of CES, and each relies on CES to provide it and its subsidiaries with intellectual property licenses and property management services, among other services. CEOC, CGPH and CERP are each required to contribute as necessary to fund CES’ operating costs and capital requirements in proportion to their respective ownership interest in CES. The members of CES are required to fund its capital expenditures in agreed portions on an annual basis. The amount each member will be required to fund in future years will be subject to the review and approval of the CES steering committee. CEOC, CGPH and CERP, together, control CES through the CES steering committee, which is comprised of one representative from each of CEOC, CGPH and CERP. Conflicts of interest may arise between Caesars Entertainments’ subsidiaries. Most decisions by CES require the consent of two of the three steering committee members. To the extent we are unable to control the consent of at least two of the three steering committee members, we may be unable to cause CES to take actions that our in our interest. In addition, certain decisions by CES may not be made without unanimous consent of the members. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’ operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, the members may block certain actions by CES that are in our interest.

We are controlled by the Sponsors, whose interests may not be aligned with ours.
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Capital LP (“TPG”) (collectively, the “Sponsors”). As of December 31, 2016, Hamlet Holdings beneficially owned a majority of our common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of our directors. Moreover, Hamlet Holdings has the ability to vote on any transaction that requires the approval of our board of directors or our stockholders, including the approval of significant corporate transactions such as mergers and the sale of all or substantially all of our assets. As a result, Hamlet Holdings is in a position to exert a significant influence over us, and the direction of our business and results of operations. The interests of the Sponsors could conflict with or differ from the interests of other holders of our securities. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Additionally, the Sponsors are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with the Sponsors or their co-investors could cause our stock price to decline. So long as Hamlet Holdings continues to hold the irrevocable proxy, they will continue to be able to strongly influence or effectively control our decisions.
In addition, we have an executive committee that serves at the discretion of our board of directors and is authorized to take such actions as it reasonably determines appropriate. Currently, the executive committee may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee.
Future sales or the possibility of future sales of a substantial amount of our common stock, including in connection with the Merger or the restructuring of CEOC, may depress the price of shares of our common stock.
Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
As of December 31, 2016, there were 147 million shares outstanding, all of which are the same class of voting common stock. All of the outstanding shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended (“Securities Act”), subject to volume limitations, applicable holding period requirements or other contractual restrictions. The Sponsors have the ability to cause us to register the resale of its shares, and our management members who hold shares will have the ability to include their shares in such registration.
We sold 7 million shares of our common stock in 2014. In connection with the Merger, we expect to issue a significant number of shares of our common stock and, in connection with the Third Amended Plan, we expect to issue a significant number of shares of our common stock and a significant amount of notes that will be convertible into shares of our common stock. In addition, we may issue shares of common stock or other securities from time to time as consideration for future acquisitions and investments or for any other reason that our board of directors deems advisable. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of common stock or other securities in connection with any such acquisitions and investments.
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
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent a holder of our common stock from being able to sell their shares. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	news or developments related to CEOC's ongoing Bankruptcy proceedings and negotiations with its creditors;

•	conditions that impact demand for our products and services;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team;

•	issuance of common stock in connection with the Merger;

•	the expiration of contractual lockup agreements; and

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
Hamlet Holdings currently controls a majority of our voting common stock. As a result, we are a “controlled company” within the meaning of NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and we have elected not to comply with certain NASDAQ corporate governance requirements, including:

•	a majority of the board of directors consists of independent directors;

•	a nominating/corporate governance committee that is composed entirely of independent directors;

•	a compensation committee that is composed entirely of independent directors; and

•	an annual performance evaluation of the nominating/corporate governance and compensation committees.

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
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the outcome of currently pending or threatened litigation and demands for payment by certain creditors and by the NRF against CEC;

•	the effects of CEOC’s bankruptcy on CEOC and its subsidiaries and affiliates, including Caesars Entertainment, and the interest of various creditors, equity holders and other constituents;

•	the ability to retain key employees during the restructuring of CEOC;

•	risks associated with third party motions in the Chapter 11 Case, which may hinder or delay CEOC's ability to consummate the Third Amended Plan;

•	the ability (or inability) of CEC and CEOC to satisfy the conditions to the effectiveness of the Third Amended Plan;

•	adverse effects of the Chapter 11 proceedings and related litigation on Caesars Entertainment’s liquidity or results of operations;

•	the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the financial results of our consolidated businesses;

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

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

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
As of December 31, 2016, we owned the following casino properties. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites

Bally’s Las Vegas	Las Vegas, NV	68,400	990	70	2,810
The Cromwell	Las Vegas, NV	40,000	390	50	190
Flamingo Las Vegas	Las Vegas, NV	72,300	1,090	110	3,460
Harrah’s Atlantic City	Atlantic City, NJ	155,200	2,180	180	2,590
Harrah’s Las Vegas	Las Vegas, NV	90,600	1,250	90	2,530
Harrah’s Laughlin	Laughlin, NV	56,000	910	40	1,510
Harrah’s New Orleans	New Orleans, LA	125,100	1,580	150	450
Horseshoe Baltimore	Baltimore, MD	122,000	2,200	180	—
The LINQ Hotel & Casino	Las Vegas, NV	31,900	760	70	2,250
Paris Las Vegas	Las Vegas, NV	95,300	1,020	100	2,920
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	1,080	100	2,500
Rio All-Suites Hotel & Casino	Las Vegas, NV	117,300	1,060	70	2,520

ITEM 3.	Legal Proceedings
We are subject to a number of Noteholder Disputes, all of which are currently stayed consensually or by order of the Bankruptcy Court, related to various transactions that CEOC has completed since 2010, as well as certain other litigation. See Note 3 for full details of the matters outlined below.
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
Our common stock trades on the NASDAQ under the ticker symbol “CZR.” The following table sets forth the high and low sales prices for our common stock on the NASDAQ for each quarter during 2016 and 2015.

	2016		2015
	High	Low	High	Low
First Quarter	$9.64	$5.65	$16.00	$8.78
Second Quarter	8.86	6.24	12.48	5.95
Third Quarter	10.84	5.39	10.61	3.30
Fourth Quarter	8.50	6.70	9.17	5.75
As of February 1, 2017, there were 147,184,937 shares of common stock issued and outstanding that were held by 121 stockholders of record.
To date, we have not paid a cash dividend. Certain of our borrowings have covenants and requirements restricting or limiting the ability of CEC and its subsidiaries to, among other things, pay dividends on or make distributions in respect of their capital stock or make other restricted payments. See Note 11 for additional information on our covenants and restrictions.
There have not been any sales by CEC of equity securities during the years ended December 31, 2016, 2015, or 2014, that have not been registered under the Securities Act. In addition, CEC did not repurchase shares of its common stock during the three months ended December 31, 2016.
Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on February 8, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) and ending on December 31, 2016. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on February 8, 2012, and that all dividends were reinvested. Stock price performance, presented for the period from February 8, 2012 to December 31, 2016, is not necessarily indicative of future results.

		As of December 31,
	2/8/2012	2012	2013	2014	2015	2016
CZR	$100.00	$44.96	$139.96	$101.95	$51.27	$55.23
S&P 500 Index	100.00	107.85	142.78	162.33	164.57	184.26
Dow Jones U.S. Gambling	100.00	98.69	168.43	139.72	116.41	147.66
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information
We maintain various long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards. See Note 14 for a description of our stock-based compensation plans.

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options or vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2)
Stock options (1)	9,820,168	$11.69	8,331,449
Restricted stock units	8,447,922	N/A	N/A
____________________

(1)	The weighted average remaining contractual life for the options set forth in this row is 6.2 years.

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

(In millions, except per share data)	2016	2015 (1)	2014	2013	2012
OPERATING DATA
Net revenues	$3,877	$3,929	$7,967	$7,917	$7,994
Impairment of goodwill	—	—	695	104	195
Impairment of tangible and other intangible assets (2)	—	1	299	2,727	430
Income/(loss) from operations	257	346	(555)	(2,047)	72
Interest expense	599	683	2,669	2,252	2,100
Deconsolidation and restructuring of CEOC and other (3)	(5,758)	6,115	(95)	28	161
Income/(loss) from continuing operations, net of income taxes	(6,127)	5,897	(2,723)	(2,748)	(1,150)
Discontinued operations, net of income taxes (4)	3,380	155	(143)	(192)	(353)
Net income/(loss)	(2,747)	6,052	(2,866)	(2,940)	(1,503)
Net income/(loss) attributable to Caesars	(3,569)	5,920	(2,783)	(2,948)	(1,508)
COMMON STOCK DATA
Basic earnings/(loss) per share from:
Continuing operations	$(47.52)	$39.80	$(18.53)	$(21.43)	$(9.22)
Discontinued operations (4)	23.11	1.08	(1.00)	(1.50)	(2.82)
Net income/(loss)	$(24.41)	$40.88	$(19.53)	$(22.93)	$(12.04)
Diluted earnings/(loss) per share from:
Continuing operations	$(47.52)	$39.20	$(18.53)	$(21.43)	$(9.22)
Discontinued operations (4)	23.11	1.06	(1.00)	(1.50)	(2.82)
Net income/(loss)	$(24.41)	$40.26	$(19.53)	$(22.93)	$(12.04)

FINANCIAL POSITION DATA
Total assets	$14,894	$12,206	$23,339	$24,492	$27,670
Current portion of long-term debt	89	187	15,779	197	880
Long-term debt (5)	6,749	6,777	7,230	20,715	20,305
Noncontrolling interests (6)	1,759	1,246	255	1,218	80
Stockholders’ equity/(deficit)	(3,177)	987	(4,997)	(3,122)	(412)
____________________

(1)	2015 reflects the deconsolidation of CEOC (see Note 2).

(2)	See Note 6 and Note 7 for information about impairments.

(3)	See Note 1.

(4)	See Note 17.

(5)	See Note 11 for information about debt.

(6)
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
Overview

Our business is operated through CEC, which is primarily a holding company with no independent operations of its own, and our two reportable segments. Through June 30, 2016, we aggregated the operating segments within Caesars Growth Partners (“CGP”) into two separate reportable segments: Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”) and Caesars Interactive Entertainment (“CIE”). Subsequent to CIE’s sale of its social and mobile games business (the “SMG Business”) (see discussion under “Summary of 2016 Events” below), the remaining CIE business is not material, and we no longer consider CIE to be a separate reportable segment from CGP Casinos. Therefore, CGP Casinos and CIE have been combined for all periods presented to form the CGP segment. In addition, we deconsolidated Caesars Entertainment Operating Company (“CEOC”) from our results following its bankruptcy filing in January 2015, and therefore CEOC is not included in our financial results for the majority of 2015 and all of 2016, and is no longer a reportable segment. The Caesars Entertainment Resort Properties (“CERP”) and CGP segments include the following properties: (1)

CERP (2)	CGP
Flamingo Las Vegas	Bally’s Las Vegas
Harrah’s Atlantic City	The Cromwell
Harrah’s Las Vegas	Harrah’s New Orleans
Harrah’s Laughlin	Horseshoe Baltimore
Paris Las Vegas	The LINQ Hotel & Casino
Rio All-Suites Hotel & Casino	Planet Hollywood Resort & Casino
CIE Real-Money Online Gaming
CIE World Series of Poker
___________________

(1)	CEOC remained a reportable segment until its deconsolidation effective January 15, 2015 (see Note 2).

(2)	CERP also owns The LINQ promenade and Octavius Tower at Caesars Palace Las Vegas (“Octavius Tower”).

Summary of 2016 Events and Key Drivers of Annual Performance

The following are the significant events of 2016 and the key drivers of our performance. Accordingly, these key drivers are described here, and the remainder of the discussion and analysis of results should be read in conjunction with these explanations.
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

•
we are a defendant in litigation relating to certain CEOC transactions dating back to 2010 and other legal matters (see Note 3) that could result in one or more adverse rulings against us if the Restructuring is not completed.

In connection with the Restructuring and litigation noted above, during 2016 and 2015, CEC has incurred legal and professional fees and expenses at levels significantly higher than historical amounts. For example, as of December 31, 2016, we have accrued $6.6 billion of restructuring and support expenses, and during 2016 and 2015, we incurred $70 million and $73 million, respectively, in legal and professional fees associated with reorganization efforts and ongoing litigation. We expect to continue to incur additional expenses until CEOC’s successful emergence from bankruptcy.
The circumstances set forth above and described in more detail in Note 1, individually and collectively, raise substantial doubt about CEC’s ability to continue as a going concern between now and the Effective Date of the Restructuring. CEC does not currently have sufficient cash to meet its financial commitments to support the Third Amended Plan or to satisfy the potential obligations that would arise in the event of an adverse ruling on one or all of the litigation matters disclosed below. The completion of the merger with Caesars Acquisition Company (“CAC”) is expected to allow CEC to fulfill its financial commitments in support of the Restructuring. However, if the Merger is not completed for any reason, CEC would still be liable for many of these obligations. In addition, although under the terms of the Restructuring, all related litigation is expected to be resolved, there remain the outstanding litigation matters that are currently stayed pending CEOC’s emergence from bankruptcy.
CEC entered into the CIE Proceeds and Reservation Rights Agreement (as amended on October 7, 2016) with CIE, CEOC and CAC (the “CIE Proceeds Agreement”), which allows for up to $235 million of the proceeds from the SMG Business sale to be distributed to CEC in order to pay certain fees in support of the Restructuring (“CEC Expense Amounts”). After taking into account the cash available to pay the CEC Expense Amounts under the CIE Proceeds Agreement and other sources of liquidity, CEC expects to have sufficient cash to meet its ongoing obligations as they come due for at least 12 months beyond the issuance date of these financial statements. However, there are restrictions governing when and how the cash designated for CEC Expense Amounts can be used (see Note 2). CEC also expects to gain access to the remaining proceeds from the sale of the SMG Business upon completion of the Merger, which will be used to fund its other commitments in support of the Restructuring.
If CEC is unable to access additional sources of cash when needed, in the event of a material adverse ruling on one or all of the litigation matters disclosed below, or if CEOC does not emerge from bankruptcy on a timely basis on terms and under circumstances satisfactory to CEC, it is likely that CEC would seek reorganization under Chapter 11 of the Bankruptcy Code.
CEOC Reorganization
On January 13, 2017, the Debtors filed an amended plan of reorganization (the “Third Amended Plan”) with the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) that replaces all previously filed plans. CEC, CAC, the Debtors and CEOC’s major creditor groups have agreed to support the Third Amended Plan. The Bankruptcy Court confirmed the Third Amended Plan on January 17, 2017.
As part of the Third Amended Plan, it is anticipated that CEOC will be divided into two companies - OpCo and PropCo. OpCo will operate CEOC’s properties and facilities. PropCo will hold certain of CEOC’s real property assets and related fixtures and will lease those assets to OpCo. It is anticipated that OpCo will be a wholly owned consolidated subsidiary of CEC subsequent to the CEOC’s emergence, and that will contract with another subsidiary of CEC to manage the facilities to be leased from PropCo.
Although the Third Amended Plan has been confirmed by the Bankruptcy Court, we must still obtain regulatory approval in all of the jurisdictions in which we have gaming operations in order for CEOC to successfully emerge from bankruptcy, and we are unable to determine when all necessary requirements will be satisfied. In addition, the Third Amended Plan remains subject to completion of the merger with CAC, certain financing transactions, and various other closing conditions.
CIE’s Sale of the SMG Business
On September 23, 2016, CIE sold the SMG Business for cash consideration of $4.4 billion, subject to customary purchase price adjustments, and retained only its World Series of Poker and regulated online real money gaming businesses. This resulted in a pre-tax gain of approximately $4.2 billion. The SMG Business represented the majority of CIE’s operations and was classified as discontinued operations for the year ended December 31, 2016. Historical results of the SMG Business have been recast as discontinued operations for the years ended December 31, 2015 and 2014, and the related assets and liabilities have been recast as held for sale as of December 31, 2015 (see “Discontinued Operations” in the Discussion of Operating Results section below and Note 17).
Upon closing the sale of the SMG Business, all outstanding CIE stock-based compensation awards were deemed fully vested and subsequently canceled in return for the right to receive a cash payment. CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was $264 million, $29 million, and $38 million during the years ended December 31, 2016, 2015, and 2014, respectively. These expense amounts were reclassified to discontinued operations for all periods presented in the Statements of Operations. Stock-based compensation expense not directly identifiable with employees of the SMG Business was $189 million, $31 million, and $49 million during the years ended December 31, 2016, 2015, and 2014, respectively, and was included in property, general, administrative, and other in the Statements of Operations. For the year ended December 31, 2016, the majority of stock-based compensation expense resulted from the acceleration of the vesting of CIE stock-based compensation awards.
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
Consolidated Operating Results

	Years Ended December 31,
	2016	2015
	(A)	(B)			(A) vs. (B)
	CERP and CGP (1)	CERP and CGP (1)	CEOC (2)	Consolidated Caesars	Fav/(Unfav)
(Dollars in millions)					$	%
Casino revenues	$2,177	$2,168	$118	$2,286	$9	0.4%
Net revenues	3,877	3,771	158	3,929	106	2.8%
Income from operations	257	337	9	346	(80)	(23.7)%
Deconsolidation and restructuring of CEOC and other	(5,758)	6,115	—	6,115	(11,873)	*
Income/(loss) from continuing operations, net of income taxes	(6,127)	5,975	(78)	5,897	(12,102)	*
Discontinued operations, net of income taxes	3,380	162	(7)	155	3,218	*
Net income/(loss) attributable to Caesars	(3,569)	6,005	(85)	5,920	(9,574)	*
Property EBITDA (3)	1,140	1,047	31	1,078	93	8.9%
Operating Margin (4)	6.6%	8.9%	5.7%	8.8%	—	(2.3) pts

	Year Ended December 31,
	2014
	(C)			(B) vs. (C)
	CERP and CGP (1)	CEOC (2)	Consolidated Caesars	Fav/(Unfav)
(Dollars in millions)				$	%
Casino revenues	$1,923	$3,495	$5,418	$245	12.7%
Net revenues	3,372	4,595	7,967	399	11.8%
Loss from operations	(245)	(310)	(555)	582	*
Deconsolidation and restructuring of CEOC and other	142	(237)	(95)	5,973	*
Loss from continuing operations, net of income taxes	(382)	(2,341)	(2,723)	6,357	*
Discontinued operations, net of income taxes	34	(177)	(143)	128	*
Net loss attributable to Caesars	(429)	(2,354)	(2,783)	6,434	*
Property EBITDA (3)	755	826	1,581	292	38.7%
Operating Margin (4)	(7.3)%	(6.7)%	(7.0)%	—	16.2 pts
___________________

*	Not meaningful.

(1)	Includes CERP and CGP segments and associated parent company and elimination adjustments.

(2)	Includes CEOC segment and associated eliminations of intercompany transactions and other consolidating adjustments.

(3)	See the “Reconciliation of Non-GAAP Financial Measures” section below.

(4)	Calculated as income/(loss) from operations divided by net revenues.
Casino revenues, net revenues, income/(loss) from operations, and income/(loss) from continuing operations, net of income taxes for all periods presented in the table above exclude the results of our discontinued operations disclosed in Note 17.
Analysis of Key Drivers of Revenue Performance for CERP and CGP
Net Revenues - by Category

	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
				Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2016	2015	2014	$	%	$	%
Casino	$2,177	$2,168	$1,923	$9	0.4%	$245	12.7%
Food and beverage	788	798	760	(10)	(1.3)%	38	5.0%
Rooms	923	860	753	63	7.3%	107	14.2%
Other	527	487	479	40	8.2%	8	1.7%
Less: casino promotional allowances	(538)	(542)	(543)	4	0.7%	1	0.2%
Net revenues	$3,877	$3,771	$3,372	$106	2.8%	$399	11.8%

Increase/(Decrease) in Net Revenues by Category
Years Ended December 31, 2014 through December 31, 2016
Net Revenues - Segment

	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
				Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2016	2015	2014	$	%	$	%
CERP	$2,195	$2,154	$2,065	$41	1.9%	$89	4.3%
CGP	1,697	1,620	1,319	77	4.8%	301	22.8%
Other	(15)	(3)	(12)	(12)	*	9	75.0%
Total CERP and CGP	3,877	3,771	3,372	106	2.8%	399	11.8%
CEOC	—	164	4,812	*	*	*	*
Other	—	(6)	(217)	*	*	*	*
Total CEOC	—	158	4,595	*	*	*	*
Consolidated Caesars	$3,877	$3,929	$7,967	*	*	*	*
Cash ADR (1)
Years Ended December 31, 2014, 2015, and 2016
____________________

(1)	Average cash daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by room revenue and rooms occupied.

CERP Performance
Net revenues increased $41 million, or 1.9%, in 2016 compared with 2015 primarily due to increases in rooms revenue and other revenues. Net revenues increased $89 million, or 4.3%, in 2015 compared with 2014, primarily due to increases in casino revenues and rooms revenue. The increases were attributable to the following:

•
Rooms revenue increased $25 million in 2016 and $42 million in 2015. The expansion of resort fees to all CERP properties during 2015, improved hotel yield as result of newly renovated rooms becoming available during 2016 at Harrah’s Las Vegas, and the opening of the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”) in the third quarter 2015 drove an increase in CERP’s cash ADR from $102 in 2014 to $114 in 2015 and $124 in 2016.

•
Scheduled room renovations caused a reduction of approximately 2% of room nights available during 2016 compared with 2015, primarily at Paris Las Vegas and Harrah’s Las Vegas, which partially offset the 2016 increase in rooms revenue.

•
Casino revenues increased $32 million in 2015 compared with 2014, due to a reduction in costs related to variable marketing programs, such as REEL REWARDS, discounts, and free play, that are treated as a reduction in revenue.

•
Other revenues increased $18 million in 2016 compared with 2015, primarily due to new performers and additional scheduled performances at the Rio Las Vegas, which contributed to higher entertainment revenue in 2016.

CGP Performance
Net revenues increased $77 million, or 4.8%, in 2016 compared with 2015 primarily due to increases in rooms revenue and other revenues. Net revenues increased $301 million, or 22.8%, in 2015 compared with 2014, primarily due to increases in casino revenues as well as improved food and beverage revenues and rooms revenues. The increases were attributable to the following:

•
Rooms revenue increased $38 million in 2016 and $65 million in 2015. Room renovations at The LINQ Hotel & Casino (“The LINQ Hotel”) were substantially completed and available to guests in early May 2015, which resulted in increases in room nights available of approximately 14% in 2016 and 24% in 2015 compared with the corresponding prior year periods. In addition, the expansion of resort fees and improved hotel yield drove an increase in CGP’s cash ADR from $108 in 2014 to $123 in 2015 and $132 in 2016.

•	Other revenues increased $35 million in 2016 compared with 2015, primarily due to new performers at Planet Hollywood Resort & Casino, which contributed to higher entertainment revenue in 2016.

•
Casino revenues and food and beverage revenues increased $214 million and $28 million, respectively, in 2015 compared with 2014, primarily due to higher volume at The LINQ Hotel after the completion of renovations, and the benefit of The Cromwell and Horseshoe Baltimore operating for the full year in 2015 after opening during 2014.

•	Partially offsetting the 2015 increase in casino revenues was a decline at Harrah’s New Orleans, which was mostly due to the New Orleans smoking ban that was enacted in April 2015.
Analysis of Key Drivers of Income/(Loss) from Operations Performance for CERP and CGP
Income from operations was $257 million in 2016 compared with $337 million in 2015 and a loss from operations of $245 million in 2014. After net revenues, the key drivers of income/(loss) from operations during 2016 and 2015 were primarily property, administrative, general and other (including CIE stock-based compensation expense); impairments; corporate expense; and depreciation and amortization.

Income/(Loss) from Operations by Category - CERP and CGP

	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
				Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2016	2015	2014	$	%	$	%
Net revenues	$3,877	$3,771	$3,372	$106	2.8%	$399	11.8%

Operating expenses
Casino expense	1,128	1,122	1,071	(6)	(0.5)%	(51)	(4.8)%
Food and beverage	383	388	386	5	1.3%	(2)	(0.5)%
Rooms	249	223	209	(26)	(11.7)%	(14)	(6.7)%
Property, general, administrative, and other (“PGA & O”)	1,166	1,022	1,000	(144)	(14.1)%	(22)	(2.2)%
Depreciation and amortization	439	361	315	(78)	(21.6)%	(46)	(14.6)%
Impairments	—	1	435	1	100.0%	434	99.8%
Corporate expense	166	169	95	3	1.8%	(74)	(77.9)%
Other operating costs	89	148	106	59	39.9%	(42)	(39.6)%
Total operating expenses	3,620	3,434	3,617	(186)	(5.4)%	183	5.1%
Income/(loss) from operations	$257	$337	$(245)	$(80)	(23.7)%	$582	*
____________________

*	Not meaningful.

Increase/(Decrease) in Income/(Loss) from Operations
Years Ended December 31, 2014 through December 31, 2016

Income/(Loss) from Operations - by Segment

	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
				Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2016	2015	2014	$	%	$	%
CERP	$389	$411	$(32)	$(22)	(5.4)%	$443	*
CGP	20	253	(221)	(233)	(92.1)%	474	*
Other	(152)	(327)	8	175	53.5%	(335)	*
Total CERP and CGP	257	337	(245)	(80)	(23.7)%	582	*
CEOC	—	9	(323)	*	*	*	*
Other	—	—	13	*	*	*	*
Total CEOC	—	9	(310)	*	*	*	*
Consolidated Caesars	$257	$346	$(555)	*	*	*	*
____________________
*    Not meaningful.
Impairments - by Segment (1)

	Years Ended December 31,
(In millions)	2016	2015	2014
CERP	$—	$—	$277
CGP	—	1	158
CEOC	—	—	559
Total	$—	$1	$994
____________________

(1)	See Notes 6 and 7 for additional information.
CERP Performance
Income from operations decreased $22 million in 2016 compared with 2015 primarily due to increases in direct rooms expenses and depreciation and amortization. Income from operations improved $443 million in 2015 compared with 2014, primarily due to increased revenue combined with a reduction in impairment charges and direct operating expenses. The fluctuations were attributable to the following:

•
In 2016, direct rooms expenses increased consistently with the increase in rooms revenues, and depreciation and amortization increased due to the removal and replacement of certain assets related to ongoing property renovation projects primarily at Harrah’s Las Vegas, Paris Las Vegas, and Flamingo Las Vegas, as well as depreciation expense related to the Atlantic City Conference Center, which opened during 2015. The increase in operating expenses more than offset the increase in net revenues described above.

•
In 2015, the improvement was primarily attributable to the increase in net revenues and because there were no impairment charges during 2015 compared with $277 million during 2014 (see Note 7). In addition, cost savings initiatives implemented in the fourth quarter of 2014 also contributed to the reduction in operating expenses.

CGP Performance
Income from operations decreased $233 million in 2016 compared with 2015 and increased $474 million in 2015 compared with 2014. CGP’s income from operations includes the effect of the change in the liability associated with CGP’s contingently issuable non-voting membership units due to CEC, which decreased CGP’s income from operations $117 million in 2016 and increased CGP’s income from operations $156 million in 2015 compared with the corresponding prior year periods. The units were issued to CEC during 2016, and no liability was outstanding for CGP as of December 31, 2016 (see Note 2). The effect of these changes is eliminated in consolidation with the offsetting amounts being reflected in “Other” in the “Income/(Loss) from Operations - by Segment” table above.
Excluding the effect of CGP’s contingently issuable non-voting membership units from both periods, CGP’s income/(loss) from operations decreased $116 million in 2016 and increased $318 million in 2015 compared with the corresponding prior year periods.

•
In 2016, the decrease was primarily due to the accelerated vesting of CIE equity awards resulting in increases in CIE stock-based compensation expense. Stock-based compensation expense was $189 million in 2016 compared with $31 million in 2015. In addition, CIE incurred costs related to the sale of the SMG Business. Upon the closing of the SMG Business sale, all outstanding CIE stock-based compensation awards were deemed fully vested and were subsequently paid in cash in connection with the closing of the SMG Business sale, as described in Note 17.

•
The portion of CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was reclassified to discontinued operations for all periods presented in the Statements of Operations (see Note 17). The portion of CIE’s stock-based compensation expense not directly identifiable with employees of the SMG Business was included in property, general, administrative, and other in the Statements of Operations. For the year ended December 31, 2016, the majority of stock-based compensation expense resulted from the acceleration of the vesting of CIE stock-based compensation awards.

•
In 2015, the improvement was primarily attributable to the increase in net revenues and because there were no material impairment charges during 2015 compared with $158 million during 2014 (see Note 7). In addition, cost savings initiatives also contributed to the reduction in operating expenses.

Other Performance
As described above, “Other” in the “Income/(Loss) from Operations - by Segment” table above includes the intercompany elimination that offsets the change in liability associated with CGP’s contingently issuable non-voting membership units. Excluding the effect of contingently issuable non-voting membership units, other loss from operations was $152 million in 2016, $210 million in 2015, and $31 million in 2014.
During 2016 and 2015, as described above and in Note 1, CEC (the parent holding company) incurred expenses related to CEOC’s bankruptcy activity and the RSAs and incurred other legal expenses related to ongoing litigation. During 2015, CEC also accrued $35 million for a payment due to CEOC (see Note 1).
Interest Expense and Other Factors that Affect Net Income/(Loss)
Interest Expense

				2016 vs. 2015		2015 vs. 2014
	Years Ended December 31,			Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2016	2015	2014	$	%	$	%
CEOC	$—	$87	$2,184	$87	*	$2,097	*
CERP	396	399	389	3	0.8%	(10)	(2.6)%
CGP	198	195	169	(3)	(1.5)%	(26)	(15.4)%
Other (1)	5	2	(73)	(3)	(150.0)%	(75)	*
Total	$599	$683	$2,669	84	*	$1,986	*
____________________
*    Not meaningful.

(1)	Activity in 2014 primarily consisted of the elimination of intercompany interest paid by CEOC for debt instruments held by CGP.

Other Factors Affecting Net Income/(Loss) (including CEOC)

				2016 vs. 2015		2015 vs. 2014
	Years Ended December 31,			Fav/(Unfav)		Fav/(Unfav)
(Dollars in millions)	2016	2015	2014	$	%	$	%
Interest expense	$599	$683	$2,669	$84	*	$1,986	*
Deconsolidation and restructuring of CEOC and other	(5,758)	6,115	(95)	(11,873)	*	6,210	*
Income tax benefit/(provision)	(27)	119	596	(146)	*	(477)	(80.0)%
Discontinued operations	3,380	155	(143)	3,225	*	298	*
____________________
*    Not meaningful.
Interest expense is primarily attributable to the outstanding debt described in Note 11. Interest expense decreased $84 million in 2016 compared with 2015 and $2.0 billion in 2015 compared with 2014, both of which were primarily due to the deconsolidation of CEOC. Excluding the effect of the CEOC deconsolidation, interest expense increased $3 million in 2016 and $38 million in 2015. The increase in 2015 was primarily due to:

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
Deconsolidation and Restructuring of CEOC and Other
As described in Note 1, we recognized certain obligations that we believe will ultimately be settled under the Third Amended Plan or the RSAs. As a result, during 2016, we accrued $5.7 billion of expenses associated with the CEOC restructuring. A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. As described in Note 8, these obligations will be accounted for at fair value each period until they are ultimately settled as part of the Restructuring, and a fluctuation in the value of one or more of the inputs to our fair value estimates could result in a significant adjustment to the fair value of these obligations.
As described in Note 2, effective January 15, 2015, we deconsolidated CEOC and recognized a gain of $7.1 billion during 2015.
We recognized losses on extinguishment of debt of $96 million in 2014, of which $67 million related to CEOC debt transactions and $28 million related to CGP.
Income Taxes
The effective tax rate was negative 0.4% for 2016, negative 2.1% for 2015, and 18.0% for 2014. See Note 16 for a detailed discussion of income taxes and the effective tax rate.
Discontinued Operations
Discontinued operations primarily represent CIE’s SMG Business, which was sold on September 23, 2016, as well as activity for certain properties owned by CEOC that occurred prior to its deconsolidation in January 2015. See Note 17 for additional information.

Reconciliation of Non-GAAP Financial Measures
Property earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. As a result of the sale of the SMG Business (see Note 17), we have determined that CIE stock-based compensation expense should be excluded from Property EBITDA as management no longer considers such expense to be indicative of Caesars Entertainment’s ongoing consolidated or segment operating performance. Therefore, Property EBITDA has been recast for prior periods to be consistent to the current year presentation.
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
Reconciliation of Property EBITDA

	Years Ended December 31,
(In millions)	2016	2015	2014
Net income/(loss) attributable to Caesars	$(3,569)	$5,920	$(2,783)
Net income/(loss) attributable to noncontrolling interests	822	132	(83)
Discontinued operations, net of income taxes	(3,380)	(155)	143
Income tax (benefit)/provision	27	(119)	(596)
Deconsolidation and restructuring of CEOC and other	5,758	(6,115)	95
Interest expense	599	683	2,669
Depreciation and amortization	439	374	658
Impairment of goodwill	—	—	695
Impairment of tangible and other intangible assets	—	1	299
Corporate expense	166	174	232
Other operating costs	89	152	203
CIE stock-based compensation	189	31	49
Property EBITDA	$1,140	$1,078	$1,581
Segment Property EBITDA

	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
				Increase/(Decrease)		Increase/(Decrease)
(Dollars in millions)	2016	2015	2014	$	%	$	%
CERP	$697	$672	$520	$25	3.7%	$152	29.2%
CGP	439	370	235	69	18.6%	135	57.4%
Other	4	5	4	(1)	(20.0)%	1	25.0%
Total CERP and CGP	1,140	1,047	759	93	8.9%	288	37.9%
CEOC	—	31	822	(31)	*	(791)	*
Total Consolidated Caesars	$1,140	$1,078	$1,581	62	*	(503)	*
____________________
*    Not meaningful.

Liquidity and Capital Resources

Liquidity Discussion and Analysis
As described above, CEOC filed for reorganization under Chapter 11 of the Bankruptcy Code, and we deconsolidated CEOC effective January 15, 2015. As such, all amounts presented in the following analysis exclude the amounts related to CEOC as of December 31, 2016 and 2015, and for periods subsequent to the deconsolidation of CEOC.
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
We are a highly-leveraged company and had $6.9 billion in face value of debt outstanding as of December 31, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As detailed in the table below, our estimated debt service (including principal and interest) is $659 million for 2017 and $8.8 billion thereafter to maturity. See Note 11 for details of our debt outstanding and related restrictive covenants.
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
Consolidated cash and cash equivalents as of December 31, 2016 as shown in the table below, includes amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects amounts held by CEC and certain of its direct subsidiaries, included $109 million related to its insurance captives.
Summary of Cash and Revolver Capacity

	December 31, 2016
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$168	$1,050	$107	$188
Revolver capacity	270	160	—	—
Revolver capacity drawn or committed to letters of credit	(40)	—	—	—
Total	$398	$1,210	$107	$188
Annual Estimated Debt Service Requirements

	Years ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
CERP	$458	$415	$425	$3,710	$1,280	$—	$6,288
CGP	201	215	388	460	1,189	727	3,180
Total principal and interest	$659	$630	$813	$4,170	$2,469	$727	$9,468
We generated consolidated operating cash inflows of $308 million for the year ended December 31, 2016, including operating cash inflows of $227 million and $238 million from CERP and CGP, respectively. Our cash flows from operations include outflows by CEC related to the Restructuring of CEOC and by CES related to cash payments on behalf of its members for expenses accrued but not paid during 2015.
CERP and CGP’s sources of liquidity are independent of one another and primarily include currently available cash and cash equivalents, cash flows generated from their operations, and borrowings under their separate revolving credit facilities (see Note 11). Operating cash inflows are typically used for operating expenses, debt service costs, and working capital needs. CERP and CGP are highly leveraged, and a significant portion of their liquidity needs are for debt service, as summarized above.

CERP generated a net loss of $3 million during the year ended December 31, 2016, which includes the effect of non-cash items, including depreciation and amortization expense, of $279 million during the year. Other than additional depreciation and amortization expense compared with the prior year (described above), CERP’s operating activities were relatively stable and yielded operating cash flows of $227 million, a decrease of 5.8% from the prior year. The decrease was primarily due to the timing of interest payments, partially offset by the increase in net revenues discussed above.
CERP’s capital expenditures were $127 million during 2016 in support of its ongoing property renovations, a decrease of only 1.6% compared with the prior year. In 2016, CERP paid $426 million in interest, of which $396 million was incurred in 2016, and repaid $76 million, net, of debt primarily on its revolving credit facility ($181 million in payments less $105 million in revolver draws).
CGP generated a net loss from continuing operations of $175 million during the year ended December 31, 2016, which includes the effect of non-cash items, such as depreciation and amortization expense of $180 million, and elevated stock-based compensation expense of $189 million associated with acceleration of awards in advance of the sale of the SMG Business. CGP’s operating cash flows increased to $238 million, which is an improvement of $129 million compared with the prior year, primarily due to the improved operating results described above for CGP.
CGP’s capital expenditures were $71 million during the year, which was down $99 million compared with the prior year. For the year ended December 31, 2015, CGP’s capital expenditures were primarily related to The LINQ Hotel renovation. In addition to acquisitions of property and equipment, CGP paid $208 million in interest, of which $198 million was incurred in 2016, and repaid $72 million, net, of debt primarily on its revolving credit facility ($87 million in payments less $15 million in revolver draws).
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
We believe that CERP and CGP’s cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations during 2017 and estimated interest and principal payments due on long-term debt totaling $659 million. However, if needed, their existing cash and cash equivalents and availability under their revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under their lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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

Summary of Consolidated Capital Expenditures

	Years Ended December 31,			Increase/(Decrease)
(In millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Development	$3	$96	$360	$(93)	$(264)
Renovation/refurbishment	189	207	573	(18)	(366)
Other	28	38	58	(10)	(20)
Total capital expenditures	$220	$341	$991	$(121)	$(650)

Included in capital expenditures:
Capitalized payroll costs	$5	$5	$11
Capitalized interest	2	12	45
Summary of Capital Expenditures by Entity

	Years Ended December 31,
(In millions)	2016	2015	2014
CEOC	$—	$4	$249
CERP	127	129	179
CGP	71	170	558
CES	22	38	5
Total	$220	$341	$991
For the year ended December 31, 2016, capital expenditures were primarily related to hotel renovation projects at Harrah’s Las Vegas, Paris Las Vegas, and Planet Hollywood. During the year ended December 31, 2015, capital expenditures were primarily related to The LINQ Hotel renovation and the Atlantic City Conference Center, which was still under construction in the first quarter of 2015. Capital expenditures decreased in 2015 compared with 2014 primarily due to expenditures in 2014 associated with the Horseshoe Baltimore development and renovations for The Cromwell, combined with the decline due to the deconsolidation of CEOC effective January 15, 2015.
Projected Capital Expenditures for 2017

(In millions)	Low	High
CERP	$180	$230
CGP	150	195
CES	40	50
Total	$370	$475
We expect to fund these capital expenditures from cash flows generated by our operating activities. CES capital expenditures will be funded by its Members. Our projected capital expenditures for 2017 include estimates for:

•	Hotel remodeling projects at CGP’s Planet Hollywood, Bally’s Las Vegas, and Harrah’s New Orleans;

•	Hotel remodeling projects at CERP’s Flamingo Las Vegas, Harrah’s Atlantic City, Paris Las Vegas, and Harrah’s Las Vegas;

•	Hospitality and maintenance projects; and

•	IT, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
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
Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities

	December 31, 2016		December 31, 2015
(In millions)	Proceeds	Repayments	Proceeds	Repayments
CERP Term Loan	$—	$(25)	$—	$(25)
CERP Senior Secured Revolving Credit Facility	105	(145)	230	(330)
CGPH Senior Secured Term Loan	—	(12)	—	(12)
CGPH Senior Secured Revolving Credit Facility	15	(60)	80	(35)
Horseshoe Baltimore Credit Facility	—	(3)	—	—
Horseshoe Baltimore FF&E Facility	—	(5)	—	(3)
Cromwell Credit Facility	—	(3)	—	(10)
Other Debt Activity	—	(10)	—	(25)
Capital Lease Payments	—	(5)	—	(10)
Total	$120	$(268)	$310	$(450)
Related-Party Transactions
We participate with our subsidiaries including CEOC in marketing, purchasing, insurance, employee benefit, and other programs that are defined, negotiated and managed by CES. The Company believes that participating in these consolidated programs is beneficial in comparison to the cost and terms for similar programs that it could negotiate on a standalone basis. For a more complete description of the nature and extent of these transactions, see Note 18.
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
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. As described in Notes 1 and 3, we are a defendant in litigation and other Noteholder Disputes relating to certain CEOC related transactions dating back to 2010. These matters raise substantial doubt about CEC’s ability to continue as a going concern. Management's plans concerning these matters are discussed in Note 1.

Long-Lived Assets
We have significant capital invested in our long-lived assets, and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. See Note 6 for additional information.
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
As of December 31, 2016, we had approximately $1.6 billion in goodwill and $148 million of other non-amortizing intangible assets. As of December 31, 2016, all reporting units with goodwill and/or other non-amortizing intangible assets have estimated fair values that exceed their carrying values. See Note 7 for additional information.
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2016, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $4 million.
Self-Insurance Accruals
We repay CEOC for estimated employee medical insurance claims with residual differences between estimated and actual claims being reported in due to/from affiliates. We continue to be self-insured for workers’ compensation and other risk products through our captive insurance subsidiaries and provide insurance coverage to CEOC. We receive insurance premiums from CEOC on an installment basis, which are intended to cover claims processed on CEOC’s behalf.
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
Accrued Restructuring and Support Expenses
As described in Notes 1 and 8, CEC has made material future commitments to support the Restructuring, and as a result of the Bankruptcy Court’s confirmation of the Third Amended Plan, we believe it is probable that certain obligations in the Third Amended Plan and the RSAs will ultimately be settled. Therefore, we have accrued the items described in Note 1 that are estimable in accrued restructuring and support expenses on the Balance Sheets. The accrual represents an estimate of the total consideration we expect to provide in support of the Restructuring, which includes a combination of cash, CEC common stock, and CEC Convertible Notes.
A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in the form of CEC Common Stock, CEC Convertible Notes, and the PropCo Call Right in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. These obligations will be accounted for at fair value each period until they are ultimately settled as part of the Restructuring.
Some of the key assumptions used in the valuation models include (see Note 8 for more details regarding fair value measurements):

•	CEC Convertible Notes – CEC’s current estimated incremental cost of borrowing and the estimated volatility of CEC’s common stock;

•	CEC Common Stock – the value and estimated volatility of CEC common stock and the risk-free rate; and

•	PropCo Call Right – EBITDAR volatility, the ratio of EBITDAR to initial rent under the property lease, and the enterprise value to revenue volatility.
Should these assumptions fluctuate over time, it could result in an increase or decrease in the fair value of the CEC Convertible Notes, the CEC Common Stock, and the PropCo Call Right and the corresponding restructuring accrual. Specifically, an increase in the volatility assumptions would result in an increase in the restructuring accrual.
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
Recently Issued and Proposed Accounting Standards
See Note 5 for discussions of the adoption and potential impact of recently issued accounting standards.
Contractual Obligations and Commitments
The table below summarizes Caesars Entertainment’s contractual obligations and other commitments through their respective maturity or ending dates as of December 31, 2016.

	Payments due by Period (1)
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, face value	$6,946	$87	$273	$5,899	$687
Capital lease obligations	2	2	—	—	—
Estimated interest payments (2)	2,520	570	1,170	740	40
Operating lease obligations	1,139	43	76	76	944
Purchase order obligations	378	230	112	24	12
Community reinvestment	47	6	12	12	17
Construction commitments	50	50	—	—	—
Entertainment obligations (3)	2	2	—	—	—
Other contractual obligations (4)	84	25	25	17	17
Total contractual obligations	$11,168	$1,015	$1,668	$6,768	$1,717
____________________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits for which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(2)
Estimated interest for variable-rate debt included in this table is based on the 1-month and 3-month LIBOR curve available as of December 31, 2016. Estimated interest includes interest related to capital leases.

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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. As of December 31, 2016, the face value of long term debt was $6.9 billion, including $4.1 billion of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not have a material impact on interest expense, while a hypothetical 1% increase in interest rates would increase interest expense approximately $39 million.
Historically, we have attempted to limit our exposure to interest rate risk by using interest rate caps to mitigate interest rate risk associated with our variable rate debt instruments, but we did not have any active swaps or caps as of December 31, 2016. We did not purchase or hold any derivative financial instruments for trading purposes. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Caesars Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income/(loss), stockholders' equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, on January 15, 2015, the Company’s majority owned subsidiary, Caesars Entertainment Operating Company, Inc. (CEOC) and certain of its U.S. subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code, which resulted in the deconsolidation of CEOC effective January 15, 2015.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company is a defendant in litigation and other noteholder disputes concerning certain transactions related to CEOC. Additionally, as described in Note 1 to the consolidated financial statements, pursuant to CEOC’s plan of reorganization and related restructuring support agreements the Company has agreed to provide significant cash and non-cash consideration to the CEOC creditors. In order to meet its ongoing obligations when they come due and its commitments under the CEOC plan of reorganization, the Company will need to secure additional sources of funding, complete the previously announced merger with Caesars Acquisition Company, and obtain regulatory approvals for the CEOC plan of reorganization. The uncertainty of the outcome of these matters raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are discussed in Notes 1 and 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 14, 2017

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions, except par value)	2016	2015
Assets
Current assets
Cash and cash equivalents ($1,157 and $948 attributable to our VIEs)	$1,513	$1,227
Restricted cash ($3,040 and $3 attributable to our VIEs)	3,113	58
Receivables, net ($76 and $63 attributable to our VIEs)	160	134
Due from affiliates, net ($64 and $33 attributable to our VIEs)	64	34
Prepayments and other current assets ($61 and $46 attributable to our VIEs)	118	121
Inventories ($7 and $7 attributable to our VIEs)	20	21
Current assets held for sale ($0 and $364 attributable to our VIEs)	—	364
Total current assets	4,988	1,959
Property and equipment, net ($2,537 and $2,607 attributable to our VIEs)	7,446	7,584
Goodwill ($206 and $206 attributable to our VIEs)	1,608	1,608
Intangible assets other than goodwill ($191 and $206 attributable to our VIEs)	433	498
Restricted cash ($5 and $9 attributable to our VIEs)	5	109
Deferred charges and other assets ($240 and $253 attributable to our VIEs)	414	448
Total assets	$14,894	$12,206

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable ($143 and $124 attributable to our VIEs)	$215	$161
Due to affiliates ($94 and $15 attributable to our VIEs)	112	16
Accrued expenses and other current liabilities ($312 and $232 attributable to our VIEs)	664	550
Accrued restructuring and support expenses	6,601	905
Interest payable ($14 and $37 attributable to our VIEs)	67	131
Current portion of long-term debt ($21 and $70 attributable to our VIEs)	89	187
Current liabilities held for sale ($0 and $66 attributable to our VIEs)	—	66
Total current liabilities	7,748	2,016
Long-term debt ($2,254 and $2,267 attributable to our VIEs)	6,749	6,777
Deferred income taxes ($0 and $13 attributable to our VIEs)	1,722	1,000
Deferred credits and other liabilities ($33 and $125 attributable to our VIEs)	93	180
Total liabilities	16,312	9,973
Commitments and contingencies (Note 3)
Stockholders’ equity/(deficit)
Common stock: voting, $0.01 par value, 150 and 147 shares issued, respectively	1	1
Treasury stock: 3 and 2 shares, respectively	(29)	(21)
Additional paid-in capital	7,605	8,190
Accumulated deficit	(10,753)	(7,184)
Accumulated other comprehensive income/(loss)	(1)	1
Total Caesars stockholders’ equity/(deficit)	(3,177)	987
Noncontrolling interests	1,759	1,246
Total stockholders’ equity/(deficit)	(1,418)	2,233
Total liabilities and stockholders’ equity/(deficit)	$14,894	$12,206
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In millions, except per share data)	2016	2015	2014
Revenues
Casino	$2,177	$2,286	$5,418
Food and beverage	788	823	1,495
Rooms	923	878	1,207
Other revenue	527	495	742
Reimbursed management costs	—	10	243
Less: casino promotional allowances	(538)	(563)	(1,138)
Net revenues	3,877	3,929	7,967

Operating expenses
Direct
Casino	1,128	1,194	3,253
Food and beverage	383	399	694
Rooms	249	227	315
Property, general, administrative, and other	1,166	1,052	1,930
Reimbursable management costs	—	10	243
Depreciation and amortization	439	374	658
Impairment of goodwill	—	—	695
Impairment of tangible and other intangible assets	—	1	299
Corporate expense	166	174	232
Other operating costs	89	152	203
Total operating expenses	3,620	3,583	8,522
Income/(loss) from operations	257	346	(555)
Interest expense	(599)	(683)	(2,669)
Deconsolidation and restructuring of CEOC and other	(5,758)	6,115	(95)
Income/(loss) from continuing operations before income taxes	(6,100)	5,778	(3,319)
Income tax benefit/(provision)	(27)	119	596
Income/(loss) from continuing operations, net of income taxes	(6,127)	5,897	(2,723)
Discontinued operations, net of income taxes	3,380	155	(143)
Net income/(loss)	(2,747)	6,052	(2,866)
Net (income)/loss attributable to noncontrolling interests	(822)	(132)	83
Net income/(loss) attributable to Caesars	$(3,569)	$5,920	$(2,783)

Earnings/(loss) per share - basic and diluted
Basic earnings/(loss) per share from continuing operations	$(47.52)	$39.80	$(18.53)
Basic earnings/(loss) per share from discontinued operations	23.11	1.08	(1.00)
Basic earnings/(loss) per share	$(24.41)	$40.88	$(19.53)
Diluted earnings/(loss) per share from continuing operations	$(47.52)	$39.20	$(18.53)
Diluted earnings/(loss) per share from discontinued operations	23.11	1.06	(1.00)
Diluted earnings/(loss) per share	$(24.41)	$40.26	$(19.53)
Weighted-average common shares outstanding - basic	146	145	142
Weighted-average common shares outstanding - diluted	146	147	142

Comprehensive income/(loss):
Other comprehensive loss, net of income taxes	$(2)	$—	$(2)
Comprehensive income/(loss)	(2,749)	6,052	(2,868)
Comprehensive (income)/loss attributable to noncontrolling interests	(822)	(132)	83
Comprehensive income/(loss) attributable to Caesars	$(3,571)	$5,920	$(2,785)
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Caesars Stockholders’ Equity/(Deficit)
			Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock
Balance as of December 31, 2013	$1	$(16)	$7,231	$(10,321)	$(17)	$(3,122)	$1,218	$(1,904)
Net loss	—	—	—	(2,783)	—	(2,783)	(83)	(2,866)
Share-based compensation	—	(3)	32	—	—	29	—	29
Common stock issuances (1)	—	—	136	—	—	136	—	136
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Allocation of minority interest resulting from sales and conveyances of subsidiary stock (2)	—	—	754	—	4	758	(744)	14
Bond distribution to noncontrolling interest owners (3)	—	—	—	—	—	—	(160)	(160)
Other	—	—	(13)	—	—	(13)	24	11
Balance as of December 31, 2014	1	(19)	8,140	(13,104)	(15)	(4,997)	255	(4,742)
Net income	—	—	—	5,920	—	5,920	132	6,052
Share-based compensation	—	(2)	50	—	—	48	—	48
Elimination of CEOC noncontrolling interest and deconsolidation (3)	—	—	—	—	16	16	854	870
Decrease in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	(10)	(10)
Other	—	—	—	—	—	—	15	15
Balance as of December 31, 2015	1	(21)	8,190	(7,184)	1	987	1,246	2,233
Cumulative effect adjustment share-based compensation (4)	—	—	1	(1)	—	—	—	—
Net income	—	—	—	(3,569)	—	(3,569)	822	(2,747)
Share-based compensation	—	—	40	—	—	40	—	40
CIE stock transactions, net	—	—	(626)	—	—	(626)	—	(626)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(309)	(309)
Other	—	(8)	—	1	—	(7)	—	(7)
Balance as of December 31, 2016	$1	$(29)	$7,605	$(10,753)	$(1)	$(3,177)	$1,759	$(1,418)
____________________

(1)	We issued and sold 7 million shares in 2014.

(2)
In 2014, we sold 68,100 of CEC’s shares of CEOC’s common stock to qualified institutional buyers and CEOC granted 86,936 shares of its common stock to employees. We allocated $869 million of accumulated stockholders’ deficit to the noncontrolling interests’ ownership in CEOC based upon the noncontrolling interests’ ownership share as of December 31, 2014, which included $744 million for the allocation of noncontrolling interest resulting from sales and conveyances of CEOC stock.

(3)	See Note 2.

(4)	Adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation. See Note 14.
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2016	2015	2014
Cash flows from operating activities
Net income/(loss)	$(2,747)	$6,052	$(2,866)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Loss/(income) from discontinued operations	(3,380)	(155)	143
Gain on deconsolidation of CEOC	—	(7,125)	—
Loss on extinguishment of debt	—	—	96
Depreciation and amortization	439	374	651
Amortization of deferred finance costs and debt discount/premium	24	38	438
Provision for doubtful accounts	11	11	50
Impairment of intangible and tangible assets	—	1	994
Share-based compensation expense	228	94	94
Deferred income taxes	2	(113)	(440)
Other non-cash adjustments to net income/(loss)	14	1	50
Net changes in:
Accounts receivable	(22)	(51)	12
Due to/due from affiliates, net	19	(28)	3
Inventories, prepayments and other current assets	(11)	1	(21)
Deferred charges and other	—	(17)	1
Accounts payable	39	(47)	(47)
Interest payable	(64)	(41)	342
Accrued expenses	50	45	(155)
Restructuring accruals	5,696	905	—
Deferred credits and other	10	(5)	(201)
Other	—	3	35
Cash flows provided by/(used in) operating activities	308	(57)	(821)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(220)	(341)	(991)
Deconsolidation of CEOC cash	—	(985)	—
Return of investment from discontinued operations	132	142	87
Contributions to discontinued operations	(56)	(15)	(89)
Proceeds from the sale and maturity of investments	46	29	24
Payments to acquire investments	(23)	(27)	—
Other	—	(3)	69
Cash flows used in investing activities	(121)	(1,200)	(900)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	120	310	4,436
Debt issuance and extension costs and fees	—	—	(196)
Repayments of long-term debt and revolving credit facilities	(268)	(450)	(2,833)
Payment of contingent consideration	—	(1)	—
Repurchase of CIE shares and distribution of sale proceeds	(1,126)	(65)	—
Proceeds from sale of interest in subsidiary	—	—	8
Issuance of common stock, net of fees	—	—	136
Distributions to noncontrolling interest owners	(270)	(36)	—
Other	11	25	(30)
Cash flows provided by/(used in) financing activities	(1,533)	(217)	1,521
Cash flows from discontinued operations
Cash flows from operating activities	168	159	26
Cash flows from investing activities	4,379	(12)	(26)
Cash flows from financing activities	(76)	(158)	(5)
Net cash from discontinued operations	4,471	(11)	(5)

Change in cash, cash equivalents, and restricted cash classified as assets held for sale	112	(8)	(52)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	3,237	(1,493)	(257)
Cash, cash equivalents, and restricted cash, beginning of period	1,394	2,887	3,144
Cash, cash equivalents, and restricted cash, end of period	$4,631	$1,394	$2,887

Supplemental Cash Flow Information
Cash paid for interest	$634	$696	$2,070
Cash paid for income taxes	65	80	50
Non-cash investing and financing activities:
Change in accrued capital expenditures	14	(35)	46
Change in assets acquired through financing activities and capital leases	—	—	30
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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” and (iii) our Consolidated Balance Sheets as our “Balance Sheets.”
Note 1 - Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. CEC owns 100% of Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). We also consolidate the results of Caesars Interactive Entertainment, LLC (formerly Caesars Interactive Entertainment, Inc.) (“CIE”), a wholly owned subsidiary of CGP that operates an online games business and owns the World Series of Poker (“WSOP”) tournaments and brand. CIE sold its social and mobile games business (the “SMG Business”) on September 23, 2016, as discussed below. As of December 31, 2016, CERP and CGP owned a total of 12 casino properties in the United States, eight of which are in Las Vegas. These eight casino properties represented 65% of consolidated net revenues for the year ended December 31, 2016.
CEC also holds a majority interest in Caesars Entertainment Operating Company, Inc. (“CEOC”). The results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 15, 2015.
Caesars Enterprise Services, LLC
Caesars Enterprise Services, LLC (“CES”) is a services joint venture formed by CERP, CEOC, and a subsidiary of CGP (Caesars Growth Properties Holdings, LLC, or “CGPH”) (collectively, the “Members”). CES provides certain corporate and administrative services for the Members’ casino properties and related entities, including substantially all of the casino properties owned by CEOC and casinos owned by unrelated third parties. CES manages certain assets for the casinos to which it provides services and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. Under the terms of the joint venture and the Omnibus License and Enterprise Services Agreement, CEC and its operating subsidiaries continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs despite the CEOC bankruptcy filing.
Reportable Segments
We view each casino property as an operating segment and currently aggregate all such casino properties into two reportable segments based on management’s view, which aligns with their ownership and underlying credit structures: CERP and CGP.
Through June 30, 2016, we aggregated the operating segments within CGP into two separate reportable segments: Caesars Growth Partners Casino Properties and Developments (“CGP Casinos”) and CIE. On September 23, 2016, CIE sold the SMG Business for cash consideration of $4.4 billion (the “CIE Proceeds”) and retained only its WSOP and regulated online real money gaming businesses. The SMG Business represented the majority of CIE’s operations and was classified as discontinued operations for the year ended December 31, 2016 and all historical periods presented while the related assets and liabilities have been recast as held for sale as of December 31, 2015 (see Note 17). After excluding the SMG Business from CIE’s continuing operations, the remaining CIE business is not material, and we no longer consider CIE to be a separate reportable segment from CGP Casinos. Therefore, CGP Casinos and the remaining operations of CIE have been combined for all periods presented to form the CGP segment. Additionally, CEOC remained a reportable segment until its deconsolidation effective January 15, 2015.
Announced Merger with Caesars Acquisition Company
In 2014, CEC and Caesars Acquisition Company (“CAC”) entered into a merger agreement, which was amended and restated on July 9, 2016 (the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, CAC will merge with and into

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CEC, with CEC as the surviving company (the “Merger”). Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of CAC common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into, and become exchangeable for, shares of CEC common stock in a ratio to ensure that holders of CAC common stock receive shares equal to 27.5% of the outstanding CEC common stock on a fully diluted basis (prior to the conversion of the CEC Convertible Notes being issued as part of the Restructuring, as defined below (the “Exchange Ratio”). The Exchange Ratio may be subject to change, and CEC or CAC may terminate the Merger Agreement under certain circumstances.
We expect the Merger to be accounted for as a transaction among entities under common control, which will result in CAC being consolidated into Caesars at book value as an equity transaction.
Going Concern
As of December 31, 2016, we adopted ASU No. 2014-15, Presentation: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance was effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. The following information reflects the results of management’s assessment of CEC’s ability to continue as a going concern.
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

•
we are a defendant in litigation relating to certain CEOC transactions dating back to 2010 and other legal matters (see Note 2) that could result in one or more adverse rulings against us if the Restructuring is not completed.

CEC does not currently have sufficient cash to meet its financial commitments to support the Restructuring that are due when CEOC ultimately emerges from bankruptcy or to satisfy the potential obligations that would arise in the event of an adverse ruling on one or all of the litigation matters disclosed below. The completion of the Merger is expected to allow CEC to fulfill its financial commitments in support of the Restructuring. However, if the Merger is not completed for any reason, CEC would still be liable for many of these obligations. In addition, although under the terms of the Restructuring, all related litigation is expected to be resolved, there remain the outstanding litigation matters that are currently stayed pending CEOC’s emergence from bankruptcy.
CEC entered into the CIE Proceeds and Reservation Rights Agreement (as amended on October 7, 2016) with CIE, CEOC and CAC (the “CIE Proceeds Agreement”), which allows for up to $235 million of the proceeds from the SMG Business sale to be distributed to CEC in order to pay certain fees in support of the Restructuring (“CEC Expense Amounts”). After taking into account the cash available to pay the CEC Expense Amounts under the CIE Proceeds Agreement and other sources of liquidity, CEC expects to have sufficient cash to meet its ongoing obligations as they come due for at least 12 months beyond the issuance date of these financial statements. However, there are restrictions governing when and how the cash designated for CEC Expense Amounts can be used, pursuant to the terms of the Second Lien RSA (defined below) (see Note 2). CEC also expects to gain access to the remaining proceeds from the sale of the SMG Business upon completion of the Merger, which will be used to fund its other commitments in support of the Restructuring.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CEOC Reorganization
On January 13, 2017, the Debtors filed an amended plan of reorganization (the “Third Amended Plan”) with the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”) that replaces all previously filed plans. CEC, CAC, the Debtors and CEOC’s major creditor groups have agreed to support the Third Amended Plan. The Bankruptcy Court confirmed the Third Amended Plan on January 17, 2017.
As part of the Third Amended Plan, it is anticipated that CEOC will be divided into two companies - OpCo and PropCo. OpCo will operate CEOC’s properties and facilities. PropCo will hold certain of CEOC’s real property assets and related fixtures and will lease those assets to OpCo. It is anticipated that OpCo will be a wholly owned consolidated subsidiary of CEC subsequent to the CEOC’s emergence, and that will contract with another subsidiary of CEC to manage the facilities to be leased from PropCo. PropCo will be a separate entity and will not be consolidated by CEC.
Although the Third Amended Plan has been confirmed by the Bankruptcy Court, we must still obtain regulatory approval in all of the jurisdictions in which we have gaming operations in order for CEOC to successfully emerge from bankruptcy, and we are unable to determine when all necessary requirements will be satisfied. In addition, the Third Amended Plan remains subject to completion of the Merger, certain financing transactions, and various other closing conditions.
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
As a result of the Bankruptcy Court’s confirmation of the Third Amended Plan, we believe it is probable that certain obligations described in the Third Amended Plan and the RSAs will ultimately be settled, and therefore, we have accrued the items described in the table below that are estimable in accrued restructuring and support expenses on the Balance Sheets. During 2016, we updated our accruals based on the terms of the Third Amended Plan and the RSAs and recorded an additional $5.7 billion in deconsolidation and restructuring of CEOC and other in the statement of operations, which included $426 million recorded in the fourth quarter of 2016.
We estimated the total consideration we expect to provide in support of the Restructuring, which includes a combination of cash, CEC common stock, and CEC Convertible Notes. Accrued restructuring and support expenses does not include the consideration that will be issued as part of the acquisition of OpCo (as defined below), which will be recorded when the transaction is consummated.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued Restructuring and Support Expenses

	Accrued as of
(In millions)	December 31, 2016	December 31, 2015
Forbearance fees and other payments to creditors	$970	$484
Bank Guaranty Settlement	734	386
Issuance of CEC common shares	2,936	—
Issuance of CEC convertible notes	1,600	—
PropCo call right agreement	131	—
Payment of creditor expenses, settlement charges, and other fees	195	—
Payment to CEOC	35	35
Total accrued	$6,601	$905
The amounts disclosed above are reported net of payments totaling $34 million and $148 million during the year ended December 31, 2016 and 2015, respectively.
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
Issuance of CEC Common Shares. CEC will issue CEC common shares for the settlement of claims and potential claims and is obligated to repurchase at least $1.0 billion worth of the issued shares at a fixed price. As of December 31, 2016, our accrual includes the $1.0 billion repurchase obligation plus the estimated fair value of $1.9 billion for the net shares that we expect to issue after satisfying the repurchase obligation, which is subject to remeasurement on a quarterly basis. Additionally, we have accrued a liability for the fair value associated with the creditors’ right to require CEC to repurchase up to $200 million worth of the newly-issued CEC common shares.
CEC’s majority shareholders, the Sponsors (as defined in Note 18), have agreed that their CEC common shares shall be included as consideration in support of the Restructuring and for the settlement of claims and potential claims. Therefore, our accrual also includes the fair value of the shares held by the Sponsors. We will reduce the estimate of our obligation upon receipt of the shares from the Sponsors, with an offsetting amount recorded to equity, which is expected to occur on the Effective Date. See Note 8 for additional information on fair value measurements and how this value was determined.
Issuance of CEC Convertible Notes. CEC will issue approximately $1.1 billion in face value of convertible notes (the “CEC Convertible Notes”) to the CEOC creditors for the settlement of claims and potential claims, and our accrual represents the estimated fair value of the notes to be issued. See Note 8.
PropCo Call Right Agreement. PropCo will have a call right for up to five years to purchase the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP and Harrah’s New Orleans from CGP (subject to the terms of the CERP and CGPH credit agreements). Our accrual represents the estimated fair value of the call right related to Harrah's Atlantic City and Harrah's Laughlin. See Note 8. We are unable to estimate the range of loss related to the Harrah's New Orleans call right due to uncertainty regarding the negotiation of certain terms that would allow the call right to be exercised for this property.
Payment of Creditor Expenses, Settlement Charges, and Other Fees. Pursuant to the Third Amended Plan, CEC has agreed to pay certain professional fees incurred by CEOC’s creditors and has agreed to pay other ancillary fees and settlement amounts.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Payment to CEOC. In addition, and separate from the transactions and agreements described above, because there was not a comprehensive out-of-court restructuring of CEOC's debt securities or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes by February 15, 2016, a debt agreement entered into by CEOC in 2014 contemplates an additional payment to CEOC of $35 million from CEC. During the first quarter of 2015, we accrued this liability in accrued restructuring and support expenses on the Balance Sheet, and this amount is currently due and payable. The CIE Proceeds Agreement designates a portion of the proceeds from the sale of the SMG Business for the purpose of paying this obligation upon CEOC’s emergence from bankruptcy (see Note 20).
Other Commitments Under the Third Amended Plan
The following represents other commitments or potential obligations to which CEC has agreed as part of the Third Amended Plan and certain of the RSAs, none of which have been accrued as of December 31, 2016.

Purchase 100% of OpCo common stock for $700 million
Issuance of CEC common shares in exchange for OpCo preferred stock
PropCo has right of first refusal on the real property assets associated with all new domestic non-Las Vegas gaming facility opportunities, with CEC or OpCo leasing such properties
Guarantee of OpCo’s payment obligations to PropCo under the leases of the CEOC Properties
Guarantee of OpCo debt received by the First Lien Bank Lenders and First Lien Noteholders
The acquisitions of OpCo equity represent future investment transactions and will be recorded when (or if) the transactions are consummated. The PropCo right of first refusal is not a financial obligation that would require accrual. The guarantees of OpCo’s payment and debt obligations relate to OpCo commitments that do not yet exist, and thus do not give rise to any obligations for CEC as of December 31, 2016.
Liquidity
Caesars Entertainment is a highly-leveraged company and had $6.9 billion in consolidated debt outstanding as of December 31, 2016. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. As detailed in Note 11, our consolidated estimated debt service (including principal and interest) for 2017 is $659 million and $8.8 billion thereafter to maturity. See Note 11 for details of our debt outstanding and related restrictive covenants. This includes, among other information, details of our individual borrowings outstanding and each subsidiary’s annual maturities of long-term debt as of December 31, 2016.
Cash and Available Revolver Capacity

	December 31, 2016
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$168	$1,050	$107	$188
Revolver capacity	270	160	—	—
Revolver capacity drawn or committed to letters of credit	(40)	—	—	—
Total	$398	$1,210	$107	$188
Consolidated cash and cash equivalents, excluding restricted cash, as shown in the table above include amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including its insurance captives.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. Its primary assets as of December 31, 2016, consist of $188 million in cash and cash equivalents and its ownership interests in CEOC, CERP and CGP. CEC’s cash includes $109 million held by its insurance captives. Provisions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) substantially restrict the ability of CERP, CGP, and their subsidiaries to provide dividends to CEC. In addition, CEC does not receive any financial benefit from CEOC during CEOC’s bankruptcy, as all earnings and cash flows are retained by CEOC for the benefit of its creditors.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
While this report was prepared at the request of the Bankruptcy Court, none of the findings included therein are legally binding on the Bankruptcy Court or any party. CEC contests many of the examiner’s findings, including his findings that CEOC was insolvent at relevant times, that there were breaches of fiduciary duty, that CEOC did not receive fair value for assets transferred, that there were fraudulent transfers, and as to the calculation of damages. CEC believes that each of the challenged transactions was undertaken to provide CEOC with the liquidity and resources required to sustain it and provide time to recover from significant market challenges.
CEC believes that the conclusion of the examination and the release of the report was a necessary step to facilitate the settlement discussions in the CEOC bankruptcy proceedings. The Third Amended Plan and the related RSAs reflect the current status of the ongoing effort to arrive at a consensual plan providing for the timely emergence of CEOC from bankruptcy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Relations
We have approximately 31,000 employees throughout our organization. Approximately 17,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries, relating to certain casino, hotel, and restaurant employees. The majority of these employees are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	8,700	Culinary Workers Union, Local 226	Various up to July 31, 2018
Atlantic City Food & Beverage and Hotel employees	1,600	UNITE HERE, Local 54	February 28, 2020
Las Vegas Bartenders	1,200	Bartenders Union, Local 165	Various up to July 31, 2018
Las Vegas Dealers	1,800	Transport Workers Union of America and UAW	Various up to September 30, 2019
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
Certain prior year amounts have been reclassified to conform to the current year’s presentation. For the years ended December 31, 2015 and 2014, $17 million and $27 million, respectively, was reclassified from food and beverage revenues to other revenue, and $2 million and $50 million, respectively, was reclassified from corporate expense to depreciation and amortization.
As disclosed in Note 1, the financial results related to the SMG Business were classified as discontinued operations for all periods presented (see also Note 17).
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
We account for the noncontrolling interest in CGP using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings and losses of CGP between the controlling and noncontrolling interest. Under this method, the noncontrolling interest in the CGP entity is based upon the noncontrolling interest holders’ contractual claims on CGP’s accounting balance sheet pursuant to the mandatory liquidation provisions of the operating agreement, adjusted for certain common control tax distributions and the Notes Distribution described in Note 11. Caesars’ resulting net income from the controlling interest is the residual net income from the consolidation of the VIE less the HLBV calculated net income attributable to the noncontrolling interest holder. Due to certain mandatory liquidation provisions of the operating agreement, this could result in a net loss to Caesars consolidated results in periods in which CGP reports net income.
Subject to the terms and conditions described in the certificate of incorporation of CAC and the operating agreement of CGP, after October 21, 2016, Caesars Entertainment has the right to acquire all or a portion of the voting units of CGP (or, at the election of CAC, shares of CAC’s Class A common stock) not otherwise owned by Caesars Entertainment at such time. The purchase consideration may be, at Caesars Entertainment’s option, cash or shares of Caesars Entertainment’s common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the call right. The purchase price will be the greater of (i) the fair market value of the voting units of CGP (or shares of CAC’s Class A common stock) at such time based on an independent appraisal or (ii) the initial capital contribution in respect of such units plus a 10.5% per annum return on such capital contribution, subject to a maximum return on such capital contribution of 25% per annum, taking into account prior distributions with respect to such units.
CGP generated net revenues of $1.7 billion, $1.6 billion and $1.3 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Net income attributable to Caesars related to CGP was $3.1 billion for the year ended December 31, 2016, which was primarily related to sale of the SMG Business (see Note 17). Net loss attributable to Caesars related to CGP was $18 million and $405 million for the years ended December 31, 2015 and 2014, respectively.
CGP was obligated to issue non-voting membership units to CEC in 2016 to the extent that the earnings from CIE’s social and mobile games business exceeded a specified threshold amount as of December 31, 2015. In April 2016, CGP issued 32 million Class B non-voting units to CEC, resulting in CEC’s economic ownership in CGP increasing from 57.4% to 61.2%. However, there was no effect on our financial statements from this transaction. CEC’s economic ownership of CGP is 61.0% as of December 31, 2016.
Our consolidated restricted cash includes amounts held by CGP of $3.0 billion and $12 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the majority of the balance is restricted under the terms of the CIE Proceeds Agreement, which requires a portion of the CIE Proceeds be deposited into the CIE escrow account (the "CIE Escrow Account"). Up to $235 million may be distributed from the CIE Escrow Account only: (i) pursuant to the terms of the term sheet included in the CIE Proceeds Agreement and the agreement entered into among Wilmington Trust, National Association, CIE and CEOC, governing

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the CIE Escrow Account, (ii) with the joint written consent of CIE and CEOC, or (iii) pursuant to an order of a court of competent jurisdiction.
CGP consolidates into its financial statements the accounts of any variable interest entity for which it is determined to be the primary beneficiary. Caesars Baltimore Investment Company, LLC (“CBIC”) is wholly-owned and consolidated by CGP. CBIC indirectly holds interests in the CBAC Borrower, LLC (“CBAC”), owner of the Horseshoe Baltimore Casino, through its ownership interest in CR Baltimore Holdings (“CRBH”), a variable interest entity. The counterparty that owns the minority interest in CRBH is restricted from transferring its interest in CRBH without prior consent from CBIC. As a result, CBIC has been determined to be the primary beneficiary of CRBH, and therefore, consolidates CRBH into its financial statements. Under the existing terms of the agreement, the transfer restrictions will expire in the third quarter of 2017, at which time CBIC would no longer be considered the primarily beneficiary and would deconsolidate CRBH. CRBH would then be accounted for as an equity method investment from that point forward.
In addition to CGP, we also hold immaterial variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and non-consolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.
Distribution of CEOC Notes
In August 2014, CGP effectuated a distribution of 100% of its remaining investment in certain CEOC notes as a dividend to its members, CEC and CAC, pro rata based upon each member’s ownership percentage in CGP (the "Notes Distribution"). In connection with the Notes Distribution, CEC received $187 million in aggregate principal amount of CEOC’s 6.50% senior notes and $206 million in aggregate principal amount of CEOC’s 5.75% senior notes, and CAC received $138 million in aggregate principal amount of CEOC’s 6.50% senior notes and $151 million in aggregate principal amount of CEOC’s 5.75% senior notes.
Because CGP is a consolidated VIE, the CEOC notes held by CGP prior to the Notes Distribution were eliminated in consolidation. The CEOC notes received by CEC were subsequently contributed to CEOC for cancellation, which resulted in no impact on the consolidated financial statements of CEC. In addition, the Notes Distribution resulted in a $160 million decrease in noncontrolling interest, which represented CGP's reported fair value of the CEOC notes at the time of the Notes Distribution.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidation Considerations for CEOC
CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We concluded that CEOC is a VIE and that we are not the primary beneficiary of CEOC; therefore, we no longer consolidate CEOC, but account for our investment in CEOC as a cost method investment subsequent to the deconsolidation. CEOC’s ownership interest in CES was $33 million and $23 million as of December 31, 2016 and December 31, 2015, respectively, and is accounted for as noncontrolling interest.
Transactions with CEOC are treated as related party transactions for Caesars Entertainment. These transactions include items such as casino management fees paid to CEOC, insurance expenses related to insurance coverage provided to CEOC by Caesars Entertainment, and rent payments by CEOC to CERP under the Octavius Tower lease agreement. See Note 18 for additional information on related party transactions and on the carrying amounts and classification of assets and liabilities that relate to our variable interest in CEOC.
During the year ended December 31, 2015, Caesars Entertainment recognized a $7.1 billion gain associated with the deconsolidation of CEOC and recorded a cost method investment in CEOC of zero due to the negative equity associated with CEOC’s underlying financial position. For the 2015 period prior to the deconsolidation, CEOC segment net revenues totaled $158 million, net loss attributable to Caesars totaled $76 million, and negative cash flow from operating activities totaled $220 million.
Note 3 — Litigation
Litigation
Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 (the “10.00% Second-Priority Notes”), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the “Delaware Second Lien Lawsuit”) in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP, CAC,CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the 10.00% Second-Priority Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and is defending itself vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC’s bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the CEOC 10.00% Second-Priority Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. Fact discovery in the case is complete, and cross-motions for summary judgment have been filed by the parties. On January 26, 2017, the Bankruptcy Court entered an agreed order staying this proceeding (and others). The stay will remain in effect until the earlier of (a) the Effective Date, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC 6.50% Senior Unsecured Notes due 2016 and 5.75% Senior Unsecured Noted due 2017 (collectively, the “Senior Unsecured Notes”) filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the Senior Unsecured Notes (on the other hand) impaired their own rights under the Trust Indenture Act of 1939 and the indentures governing the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, a holder of CEOC’s 6.50% Senior Unsecured Notes due 2016 purporting to represent a class of all persons who held these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the “Senior Unsecured Lawsuits”) were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment, which remain pending. On January 26, 2017, the Bankruptcy Court entered an agreed order staying this proceeding (and others). The stay will remain in effect until the earlier of (a) the Effective Date, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
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
On March 3, 2015, BOKF filed a lawsuit (the “New York Second Lien Lawsuit”) against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the “New York First Lien Lawsuit”) against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under the indentures governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to parent guarantee provisions in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were both assigned to the same judge presiding over the other Parent Guarantee Lawsuits (as defined below) that are taking place in Manhattan. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied our motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. These motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment, which remain pending. On January 26, 2017, the Bankruptcy Court entered an agreed order staying this proceeding (and others). The stay will remain in effect until the earlier of (a) the Effective Date, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
On October 20, 2015, Wilmington Trust, National Association (“Wilmington Trust”), filed a lawsuit (the “New York Senior Notes Lawsuit” and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the “Parent Guarantee Lawsuits”) against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the “10.75% Senior Notes”). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment, which remain pending. On January 26, 2017, the Bankruptcy Court entered an agreed order staying this proceeding (and others). The stay will remain in effect until the earlier of (a) the Effective Date, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
We believe that the claims and demands described above against CEC are without merit and we intend to defend the Company vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, as described above, the actions against CEC have now also been stayed. See additional disclosure relating to CEOC’s Chapter 11 filing in Note 1. In the event that the litigation stays are ever lifted, we believe that the Noteholder Disputes and the Parent Guarantee Lawsuits present a reasonably possible likelihood of an adverse outcome. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the “Financial Restructuring”), and should a court find in favor of the claimants in some or all of the Noteholder Disputes, such determination would likely lead to a CEC reorganization under Chapter 11 of the Bankruptcy Code (see Note 1). We are not able to estimate a range of reasonably possible losses should any of the Noteholder Disputes ultimately be resolved against us, although they could potentially exceed $11 billion.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CEC-CAC Merger Litigation
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Merger Lawsuit”) in the Clark County District Court in the State of Nevada (the “Court”) against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Merger Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) an order directing the CAC Directors to fulfill alleged fiduciary duties to CAC in connection with the proposed merger between CAC and CEC announced on December 22, 2014, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (2) an order directing the CAC Directors to account for all damages suffered or to be suffered by plaintiff and the putative class as a result of the Merger; and (3) an award to plaintiff for his costs and attorneys’ fees. On October 13, 2016, the Court dismissed the case for lack of prosecution. Pursuant to local rule, the case could have been reinstated at the plaintiff’s written request, provided such request was filed within 30 days of the date of service of written notice of the dismissal. The 30-day time period has now expired.
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
On June 9, 2016, CEC, CEOC and the Hilton Parties entered into a settlement of the Hilton Parties’ claims (the “Settlement Agreement”). Under the settlement, Hilton will receive a general unsecured claim in CEOC’s bankruptcy case for an amount equal to $51 million plus 31.75% of amounts paid by Hilton to the Hilton Plan due after July 16, 2016. For periods following the effective date of CEOC’s plan of reorganization, CEC shall assume certain of CEOC’s obligations under the Allocation Agreement. In exchange, Hilton shall turn over to CEC the distributions on account of $24.5 million of Hilton’s claim in the CEOC bankruptcy. On June 21, 2016, the parties sought approval of the Settlement Agreement. The CEOC Bankruptcy Court approved the Settlement Agreement on July 19, 2016. The settlement amount is fully accrued in liabilities subject to compromise at CEOC, and the Settlement Agreement is subject to the effectiveness of CEOC’s plan of reorganization.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
On January 8, 2015, prior to the NRF’s vote to expel the Five Employers, CEC filed an action in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against the NRF and its Board of Trustees, seeking a declaratory judgment that they did not have the authority to expel the Five Employers and thus allegedly trigger withdrawal liability for the CEC Controlled Group (the “CEC Action”). On December 25, 2015, the District Judge entered an order dismissing the CEC Action on the ground that CEC’s claims in this action must first be arbitrated under ERISA. CEC has appealed this decision to the United States Court of Appeals for the Second Circuit. Oral argument on this appeal was heard on January 30, 2017, and the Second Circuit has reserved decision on this appeal.
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
On March 18, 2015, before the Standstill Agreement was executed, the NRF and its fund manager commenced a collection action in the S.D.N.Y. against CEC, CERP and all non-debtor members of the CEC Controlled Group for the payment of the first quarterly payment of withdrawal liability, which the NRF contended was due on March 15, 2015 (the “NRF Action”). On December 25, 2015, the District Judge entered an Order adopting the Magistrate Judge’s recommendation to deny defendants’ motion to dismiss over the defendants’ objections on the ground that the defendants’ arguments must first be arbitrated under ERISA. On February 26, 2016, the NRF and its fund manager filed a motion for summary judgment against CEC and CERP for payment of the first quarterly payment of withdrawal liability and for interest, liquidated damages, attorneys’ fees and costs. On November 7, 2016, the District Judge entered an Order adopting the Magistrate Judge’s recommendation to grant partial summary judgment to the NRF Action plaintiffs over CEC and CERP’s objections on the ground that CEC and CERP’s further arguments must also first be arbitrated under ERISA. CEC and CERP filed a Notice of Appeal to protect their rights in response to this Order. Subsequently, the District Judge determined that no final order or judgment was entered, and thus the Notice of Appeal was premature. Accordingly, the parties stipulated to the dismissal of the appeal without prejudice to any party’s rights to appeal a final, appealable judgment that may later be entered in the case.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 5, 2016, an interlocutory judgment was entered against CEC and CERP comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under ERISA. On December 19, 2016, a CEC and CERP filed a motion to certify a final judgment under Rule 54(b) of the Federal Rules of Civil Procedure for immediate appeal and to stay the NRF Action plaintiffs’ motions to amend and for summary judgment, as described below. On January 11, 2017, the District Court granted the motion to certify a final judgment under Rule 54(b) in the amount of $9 million, but denied the motion for a stay, and a judgment in that amount was entered the next day. CEC has appealed this decision to the Second Circuit, and has bonded the judgment pending appeal.
On December 23, 2016, the NRF Action plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the NRF Action plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the NRF Action plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys’ fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. These motions have not yet been fully submitted to the District Court.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 — Summary of Significant Accounting Policies
Additional accounting policy disclosures are provided within the applicable notes to the consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Our cash and cash equivalents as of December 31, 2016 and 2015, includes $1.2 billion and $948 million, respectively, held by our consolidated VIEs, which is not available for our use to fund operations or satisfy our obligations.
As of December 31, 2016 and 2015, we had $3.1 billion and $167 million of restricted cash, respectively, comprised of current and non-current portions. As described in Note 2, the majority of the restricted cash as of December 31, 2016, related to sale of the SMG Business (see Note 17) and is restricted under the terms of the CIE Proceeds Agreement. Restricted cash also includes cash reserved under loan agreements for (a) development projects and (b) certain expenditures incurred in the normal course of business, such as interest services, real estate taxes, casualty insurance, and capital improvements; and certain other cash deposits that are designated by management for specific purpose.
In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and cash equivalents. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted ASU No. 2016-18 for the year ended December 31, 2016, and retrospectively applied the amendments as required.
Prior to the adopting ASU No. 2016-18, our consolidated statements of cash flows reported changes in restricted cash as investing activities and excluded restricted cash from the beginning and ending balances of cash and cash equivalents. The effect on prior periods of adopting the new guidance includes: (i) increases in cash, cash equivalents, and restricted cash balances as of December 31, 2015, 2014, and 2013 to $1.4 billion, $2.9 billion, and $3.1 billion, respectively; and (ii) increases of $6 million and $240 million in cash flows used in investing activities for the years ended December 31, 2015 and 2014, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheets that sum to amounts reported on the consolidated statements of cash flows.

(In millions)	December 31, 2016	December 31, 2015
Cash and cash equivalents	$1,513	$1,227
Restricted cash, current portion	3,113	58
Restricted cash, non-current portion	5	109
Total cash, cash equivalents, and restricted cash	$4,631	$1,394
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
Due from affiliates represents the net receivable for each counterparty relating to shared services performed on their behalf.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Allowance for Doubtful Accounts

(In millions)	2016	2015	2014
Balance as of January 1	$48	$196	$162
Provision for doubtful accounts	11	11	50
Write-offs less recoveries	(18)	3	(16)
CEOC deconsolidation	—	(162)	—
Balance as of December 31	$41	$48	$196
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
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. See Note 13.
Other Revenue
Other revenue primarily includes revenue from third-party real estate leasing arrangements at our casino properties, revenue from company-operated retail stores, revenue from our entertainment venues and The High Roller observation wheel, and management fee revenue earned by CEOC through its management of third-party casino properties, until its deconsolidation in January 2015.
Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $55 million, $65 million, and $176 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Other Operating Costs
Other operating costs primarily includes write-downs, reserves, and project opening costs, net of recoveries and acquisition and integration costs.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 — Recently Issued Accounting Pronouncements
During 2016, we adopted the following ASUs:

•	No. 2014-15, Presentation: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Note 1 );

•	No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (Note 2);

•	No. 2016-18, Statement of Cash Flows: Restricted Cash (Note 4); and

•	No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Note 14).
The following amendments to the FASB Accounting Standards Codification are not yet effective.
New Developments
Intangibles - Goodwill and Other - January 2017: Amendments in this update intend to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for fiscal years beginning after December 15, 2019, and interim period within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Business Combinations - January 2017: Updated amendments intend to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is allowed as follows: (1) Transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently assessing the effect the adoption of this standard will have on our financial statements.
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
Previously Disclosed
Revenue Recognition - May 2014 (amended January 2017): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We anticipate adopting this standard effective January 1, 2018. We are currently in the process of our analysis and anticipate this standard will have a material effect on our consolidated financial statements. As described below, we expect the most significant effect will be related to the accounting for the Total Rewards customer loyalty program and casino promotional allowances. However, the quantitative effects of these changes have not yet been determined and are still being analyzed. We are currently assessing the full effect the adoption of this standard will have on our financial statements.
The Total Rewards customer loyalty program effects revenues from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, CEC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed.
Additionally, we expect to see a significant decrease in gaming revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation.
Recognition and Measurement of Financial Instruments - January 2016: Amended certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, they require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with any changes in fair value recognized in net income and simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted on certain provisions. We are currently assessing the effect the adoption of this standard will have on our financial statements, but do not expect the effect to be material.
Leases - February 2016 (amended January 2017): The amended guidance requires most lease obligations to be recognized as a right-of-use (“ROU”) asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commenced before the effective date, including continuing to account for leases that commenced before the effective date in accordance with previous guidance, unless the lease is modified.
Currently, all of our capital leases are set to expire before the initial effective date and will not require any accounting adjustments. Accounting for our operating leases where we are the lessor, including leases for the Octavius Tower at Caesars Palace Las Vegas and gaming space at The LINQ promenade, will remain unchanged. Operating leases, including agreements relating to slot machines, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption are still being analyzed. We are in the process of evaluating the full effect the new guidance will have on our financial statements.
Financial Instruments-Credit Losses - June 2016 (amended January 2017): Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 — Property and Equipment
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
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $2 million, $12 million, and $45 million, for the years ended December 31, 2016, 2015, and 2014, respectively.
Useful Lives

Land improvements			12	years
Buildings	20	to	40	years
Building and leasehold improvements	5	to	20	years
Furniture, fixtures, and equipment	2.5	to	20	years
Property and Equipment, Net

	As of December 31,
(In millions)	2016	2015
Land and land improvements	$3,584	$3,584
Buildings and leasehold improvements	4,149	4,128
Furniture, fixtures, and equipment	1,346	1,307
Construction in progress	55	59
Total property and equipment	9,134	9,078
Less: accumulated depreciation	(1,688)	(1,494)
Total property and equipment, net	$7,446	$7,584
Depreciation Expense

	Years Ended December 31,
(In millions)	2016	2015	2014
Depreciation expense	$369	$301	$538
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tangible Asset Impairments

	Years Ended December 31,
(In millions)	2016	2015	2014
Continuing operations	$—	$1	$60
In 2014, due to a decline in recent performance and downward adjustments to expectations of future performance, we performed an impairment assessment for certain of our properties resulting in an impairment charge primarily related to a property in Reno, Nevada.
Note 7 — Goodwill and Other Intangible Assets
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Value of Goodwill by Segment

(In millions)	CEOC	CERP	CGP	CEC Total
Gross Goodwill
Balance as of January 1, 2015	$4,294	$3,894	$1,266	$9,454
CEOC Deconsolidation	(4,294)	—	—	(4,294)
SMG discontinued operation (1)	—	—	(100)	(100)
Balance as of December 31, 2015	—	3,894	1,166	5,060
Accumulated Impairment
Balance as of January 1, 2015	(3,621)	(2,492)	(975)	(7,088)
CEOC Deconsolidation	3,621	—	—	3,621
SMG discontinued operation (1)	—	—	15	15
Balance as of December 31, 2015	—	(2,492)	(960)	(3,452)
Net Carrying Value, December 31, 2015	$—	$1,402	$206	$1,608

Gross Goodwill
Balance as of January 1, 2016	$—	$3,894	$1,166	$5,060
Balance as of December 31, 2016	—	3,894	1,166	5,060
Accumulated Impairment
Balance as of January 1, 2016	—	(2,492)	(960)	(3,452)
Balance as of December 31, 2016	—	(2,492)	(960)	(3,452)
Net Carrying Value, December 31, 2016	$—	$1,402	$206	$1,608
____________________

(1)	Assets and liabilities related to the SMG Business were reclassified to assets held for sale (see Note 17).
Changes in Carrying Value of Intangible Assets Other Than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2016	2015	2016	2015	2016	2015
Balance as of January 1	$350	$636	$148	$2,514	$498	$3,150
Amortization expense	(65)	(65)	—	—	(65)	(65)
CEOC Deconsolidation	—	(152)	—	(2,366)	—	(2,518)
SMG discontinued operation (1)	—	(69)	—	—	—	(69)
Balance as of December 31	$285	$350	$148	$148	$433	$498
____________________

(1)	Assets and liabilities related to the SMG Business were reclassified to assets held for sale (see Note 17).
During 2014, as a result of a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets, we recognized impairment charges related to goodwill, trademarks, and gaming rights for certain of our properties.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible Asset Impairment Charges - Continuing Operations

	Years Ended December 31,
(In millions)	2016	2015	2014
Goodwill	$—	$—	$695
Trademarks	—	—	13
Gaming Rights and other	—	—	226
Total impairment charges	$—	$—	$934
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	December 31, 2016				December 31, 2015
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	4.5	$893	$(630)	$263	$894	$(568)	$326
Contract rights	8.0	3	(1)	2	3	(1)	2
Gaming rights and other	7.5	43	(23)	20	43	(21)	22
		$939	$(654)	285	$940	$(590)	350
Non-amortizing intangible assets
Trademarks				126			126
Gaming rights				22			22
				148			148
Total intangible assets other than goodwill				$433			$498
The aggregate amortization expense for intangible assets that continue to be amortized was $65 million in 2016, $65 million in 2015, and $109 million in 2014.
Estimated Five-Year Amortization

	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021
Estimated annual amortization expense	$65	$55	$54	$54	$48
Note 8 — Fair Value Measurements
Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 7 for more information on the application of the use of fair value to measure goodwill and other intangible assets.
We have not elected the fair value measurement option available under GAAP for any of our assets or liabilities that meet the criteria for this option. The following financial and non-financial assets and liabilities of the Company are measured at fair value on a recurring basis.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investments

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Government bonds	$47	$—	$47	$—

December 31, 2015
Assets:
Equity securities	$4	$4	$—	$—
Government bonds	67	—	67	—
Total assets at fair value	$71	$4	$67	$—
Investments primarily consist of equity and debt securities held by our captive insurance entities that are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. These investments primarily represent collateral for several escrow and trust agreements with third-party beneficiaries and are recorded in deferred charges and other in our balance sheets while a portion is included in prepayments and other current assets. As of December 31, 2016 and 2015, gross unrealized gains and losses on marketable securities were not material.
Restructuring Commitments
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2016
Accrual for consider to be issued associated with the Restructuring:
CEC convertible notes	$1,600	$—	$—	$1,600
CEC common shares (1)	1,936	—	1,936	—
PropCo Call Right	131	—	—	131
Total liabilities at fair value	$3,667	$—	$1,936	$1,731
____________________

(1)	Includes $23 million related to the $200 million equity buyback that was reclassified from level 3 to level 2 during 2016.
Changes in Level 3 Fair Value Measurements

	December 31, 2016
(In millions)	CEC Convertible Notes	PropCo Call Option
Balance as of beginning of period	$—	$—
Loss in deconsolidation and restructuring of CEOC and other	1,600	131
Balance as of end of period	$1,600	$131
As described in Note 1, we recognized certain obligations that we believe will ultimately be settled under the Third Amended Plan or the RSAs. A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in the form of CEC Common Stock, CEC Convertible Notes, and the PropCo Call Right in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. These obligations are recorded in accrued restructuring and support expenses on the Balance Sheets and will be accounted for at fair value each period until they are ultimately settled as part of the Restructuring.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation Methodologies
CEC Convertible Notes - We estimated the fair value of the CEC Convertible Notes to be issued using a binomial lattice valuation model that incorporates the value of both the straight debt and conversion features of the notes. In the Third Amended Plan, the CEC Convertible Notes have a face value of $1.1 billion, a term of 7 years, a coupon rate of 5%, and are convertible into 13.714% of fully-diluted CEC equity. The valuation model incorporates assumptions regarding the incremental post-emergence cost of borrowing for CEC, the value of CEC’s equity into which these notes could convert, the expected volatility of such equity, and the risk-free rate.
Key Assumptions -

◦	Incremental cost of borrowing - 4.5%

◦	Expected volatility - 35%

◦	Risk-free rate - 2.3%
Since the key assumptions used in the valuation model, including CEC’s estimated incremental post-emergence cost of borrowing and the implied volatility of CEC’s equity, are significant unobservable inputs, the fair value for the CEC Convertible Notes is classified as Level 3. Should CEC’s estimated incremental cost of borrowing or equity value fluctuate over time, it could result in an increase or decrease in the fair value of the notes and the corresponding restructuring accrual. Specifically, a decrease in the incremental borrowing rate or an increase in the implied volatility of CEC’s common stock would result in an increase in the restructuring accrual.
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
Additionally, a portion of our accrued liability represents the fair value associated with the creditors’ right to require CEC to repurchase up to $200 million worth of the newly-issued CEC common shares. We determined the estimate fair value of this potential obligation using the Black-Scholes Option Valuation Model, which incorporates assumptions regarding the value of CEC’s equity, estimated volatility of CEC common equity, and the risk-free rate.
The CEC common equity value is subject to market fluctuations and does not necessarily reflect the final value of completing the transactions contemplated in the Third Amended Plan and the related RSAs. The valuation models used to estimate the fair value of CEC’s common stock expected to be issued do not require significant judgment and inputs can be observed in a liquid market, such as the current trading price and expected volatility of CEC common stock (as observed through the pricing of publicly-traded options of CEC’s shares). However, the valuation model includes inputs other than quoted prices in active markets, such as adjustments related to the dilutive effects of other transactions, including equity issuances in connection with the Restructuring and the Merger; therefore, this portion of the restructuring accrual is classified as Level 2.
PropCo Call Right Agreement - After the Restructuring, PropCo will have a call right for up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP and Harrah’s New Orleans from CGP for a cash purchase price of ten times the agreed upon annual rent for each property (subject to the terms of the CERP and CGPH credit agreements). The initial rent for each property under the agreement will be determined based on a rent-to-earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) ratio of 1.00-to-1.67. PropCo’s purchase price will be determined by multiplying each property’s initial rent by 10.
The valuation model used to estimate the fair value of the PropCo Call Right is a Monte Carlo simulation and utilized the following key assumptions:
Key Assumptions -

•	Ratio of EBITDAR to Initial Rent under Property Lease - 1.67 to 1.00

•	EBITDAR volatility - 25%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	Enterprise value to revenue volatility - 15%

•	Ratio of initial purchase price to property lease rent - 12.00 to 1.00

•	EBITDAR to multiple correlation - 0.0%

•	Composite projected revenue growth rate - 2.4%

•	Composite projected EBITDAR margin growth rate - 23.2%
Since the key assumptions used in the valuation model are significant unobservable inputs, the fair value for the call right is classified as Level 3. Should these assumptions fluctuate over time, it could result in an increase or decrease in the fair value of the call right and the corresponding restructuring accrual. Specifically, an increase in the volatility assumptions would result in an increase in the restructuring accrual. We are unable to estimate the range of loss related to the Harrah's New Orleans call right due to uncertainty regarding the negotiation of certain terms that would allow the call right to be exercised for this property.
Derivative Instruments
CEOC had eight interest rate swap agreements that expired, which we settled for $17 million during the first quarter of 2015. Interest expense related to the derivatives was $7 million in the first quarter of 2015. We have not entered into any additional derivative transactions since these swaps expired.
Note 9 — Accrued Expenses and Other Current Liabilities
Self-Insurance Accruals
We prepay CEOC for estimated employee medical insurance claims (health, dental and vision) with residual differences between estimated and actual claims being reported in due to/from affiliates. We are self-insured for workers’ compensation and other risk products through our captive insurance subsidiaries and provide insurance coverage to CEOC through these captives. We receive insurance premiums from CEOC on an installment basis, which are intended to cover claims processed on CEOC’s behalf.
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
Detail of Accrued Expenses and Other Current Liabilities

	As of December 31,
(In millions)	2016	2015
Payroll and other compensation	$155	$156
Self-insurance claims and reserves	179	179
Advance deposits	87	76
Payable to former Minority Investors and holders of CIE equity awards (See Note 17)	63	—
Accrued taxes	28	30
Chip and token liability	20	17
Other accruals	132	92
Total accrued expenses and other current liabilities	$664	$550

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 — Leases
We lease both real estate and equipment used in our operations. As of December 31, 2016, the remaining lives of our operating leases ranged from 1 to 81 years. For the years ended December 31, 2016, 2015, and 2014, rent expense for operating leases was $74 million, $72 million, and $137 million, respectively. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.
Future Minimum Rental Commitments

(In millions)	Capital Leases	Operating Leases
2017	$2	$43
2018	—	38
2019	—	38
2020	—	38
2021	—	38
2022 and thereafter	—	944
Total minimum rental commitments	2	$1,139
Less amounts representing interest	—
Present value of net minimum lease payments	$2
Note 11 — Debt

	As of December 31,
	2016		2015
(In millions)	Face Value	Book Value	Book Value
CERP	$4,618	$4,563	$4,627
CGP	2,330	2,275	2,337
Total debt	6,948	6,838	6,964
Current portion of long-term debt	(89)	(89)	(187)
Long-term debt	$6,859	$6,749	$6,777

Fair value of debt	$7,190

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated Debt Service Payments (1)

	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Principal
CERP	$68	$25	$25	$3,350	$1,150	$—	$4,618
CGP	21	25	198	300	1,099	687	2,330
Total principal	89	50	223	3,650	2,249	687	6,948

Estimated Interest
CERP	390	390	400	360	130	—	1,670
CGP	180	190	190	160	90	40	850
Total interest	570	580	590	520	220	40	2,520

Principal and Interest
CERP	458	415	425	3,710	1,280	—	6,288
CGP	201	215	388	460	1,189	727	3,180
Total principal and interest	$659	$630	$813	$4,170	$2,469	$727	$9,468
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities

	December 31, 2016		December 31, 2015
(In millions)	Proceeds	Repayments	Proceeds	Repayments
CERP Term Loan	$—	$(25)	$—	$(25)
CERP Senior Secured Revolver	105	(145)	230	(330)
CGPH Term Loan	—	(12)	—	(12)
CGPH Senior Secured Revolving Credit Facility	15	(60)	80	(35)
Horseshoe Baltimore Credit Facility	—	(3)	—	—
Horseshoe Baltimore FF&E Facility	—	(5)	—	(3)
Cromwell Credit Facility	—	(3)	—	(10)
Other debt activity	—	(10)	—	(25)
Capital lease payments	—	(5)	—	(10)
Total	$120	$(268)	$310	$(450)
Current Portion of Long-Term Debt
The current portion of long-term debt is $89 million as of December 31, 2016. For CERP, the current portion of long-term debt is $68 million, which includes the $40 million outstanding under CERP’s revolving credit facility as well as scheduled principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations that are expected to be paid within twelve months. For CGP, the current portion of long-term debt is $21 million, which includes scheduled principal payments on term loans, special improvement district bonds, and various capitalized lease obligations that are expected to be paid within 12 months. There was no amount outstanding under CGP’s revolving credit facility.

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
As of December 31, 2016 and 2015, book values of debt are presented net of unamortized discounts and deferred finance charges of $110 million and $132 million, respectively.
Fair Value
We calculate the fair value of debt based on borrowing rates available as of December 31, 2016, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
CERP Debt

	As of December 31,
	2016				2015
Detail of Debt (Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	variable	$40	$40	$80
CERP Term Loan (3)	2020	7.00%	2,425	2,387	2,403
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	993	992
CERP Second Lien Notes	2021	11.00%	1,150	1,140	1,138
Capital lease obligations and other	to 2017	various	3	3	14
Total CERP Debt			4,618	4,563	4,627
Current portion of CERP Long-Term Debt			(68)	(68)	(117)
CERP Long-Term Debt			$4,550	$4,495	$4,510
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate for amounts currently borrowed is calculated by adding LIBOR to a base rate of 6.00%.

(3)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of December 31, 2016.

CERP Credit Facility
The CERP senior secured revolving credit facility allows for borrowings in an aggregate principal amount of up to $270 million. The CERP Term Loans require scheduled quarterly payments of $6 million, with the balance due at maturity. As of December 31, 2016, no amounts were committed to outstanding letters of credit.
Borrowings under the CERP revolving credit facility bear interest at the same rate elections as the CERP Term Loans. On a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the senior secured revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the senior secured revolving credit facility. As of December 31, 2016, the senior secured revolving credit facility bore a commitment fee for unborrowed amounts of 50 basis points.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CGP Debt

	As of December 31,
	2016				2015
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CGPH Credit Facilities
CGPH Senior Secured Revolving Credit Facility (2)	2019	variable	$—	$—	$45
CGPH Senior Secured Term Loan (3)	2021	6.25%	1,146	1,119	1,126
CGPH Notes	2022	9.38%	675	662	660
Cromwell Credit Facility (4)	2019	11.00%	171	167	169
Horseshoe Baltimore Credit and FF&E Facilities
Horseshoe Baltimore Revolving Facility Loan (5)	2018	variable	—	—	—
Horseshoe Baltimore Credit Facility (4)	2020	8.25%	297	287	288
Horseshoe Baltimore FF&E Facility (4)(6)	2019	8.75%	22	22	27
Other Secured Debt	2018	8.00%	5	4	4
Special Improvement District Bonds	2037	5.30%	14	14	14
Capital lease obligations and other	2016	various	—	—	4
Total CGP Debt			2,330	2,275	2,337
Current Portion of CGP Long-Term Debt			(21)	(21)	(70)
CGP Long-Term Debt			$2,309	$2,254	$2,267
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as LIBOR plus 5.00%.

(3)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of December 31, 2016.

(4)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1.25% floor. The rate is set at the 1.25% floor as of December 31, 2016.

(5)	Variable interest rate calculated as LIBOR plus 7.00%.

(6)	This represents an equipment financing term loan facility.
CGPH Credit Facilities
The CGPH senior secured revolving credit facility provides for an aggregate principal amount of up to $150 million. As of December 31, 2016, no material amounts were committed to outstanding letters of credit. In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
Horseshoe Baltimore Credit and FF&E Facilities
As of December 31, 2016, the Horseshoe Baltimore Credit Facility included a senior secured revolving facility loan for an aggregate principal amount of up to $10 million.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Credit Facility	Covenant Type	Effective Period	Requirement
CERP Credit Facility	CERP Maximum SSLR	From inception	8.00	to 1.00
CGPH Senior Secured Term Loan	CGPH Maximum SSLR	From inception	6.00	to 1.00
Horseshoe Baltimore Credit and FF&E Facilities	CBAC Maximum SSLR	Q1 - Q4 2016	7.50	to 1.00
	CBAC Maximum SSLR	Q1 - Q4 2017	6.00	to 1.00
	CBAC Maximum SSLR	Q1 2018 and thereafter	4.75	to 1.00
Cromwell Credit Facility	Cromwell Maximum SSLR	Q2 2015 - Q1 2016	5.25	to 1.00
	Cromwell Maximum SSLR	Q2 2016 - Q1 2017	5.00	to 1.00
	Cromwell Maximum SSLR	Q2 2017 and thereafter	4.75	to 1.00
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
Restricted Net Assets
Because of the restrictions in our borrowings and other arrangements, the amount of net assets at consolidated subsidiaries not available to be remitted to CEC via dividend, loan or transfer was $4.0 billion and $2.1 billion, as of December 31, 2016 and 2015, respectively.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Earnings Per Share
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
Basic and Dilutive Net Earnings Per Share Reconciliation

	Years Ended December 31,
(In millions, except per share data)	2016	2015	2014
Income/(loss) from continuing operations attributable to Caesars, net of income taxes	$(6,949)	$5,765	$(2,640)
Income/(loss) from discontinued operations attributable to Caesars, net of income taxes	3,380	155	(143)
Net income/(loss) attributable to Caesars	$(3,569)	$5,920	$(2,783)

Weighted average common share outstanding	146	145	142
Dilutive potential common shares: Stock options	—	2	—
Weighted average common shares and dilutive potential common shares	146	147	142

Basic earnings/(loss) per share from continuing operations	$(47.52)	$39.80	$(18.53)
Basic earnings/(loss) per share from discontinued operations	23.11	1.08	(1.00)
Basic earnings/(loss) per share	$(24.41)	$40.88	$(19.53)

Diluted earnings/(loss) per share from continuing operations	$(47.52)	$39.20	$(18.53)
Diluted earnings/(loss) per share from discontinued operations	23.11	1.06	(1.00)
Diluted earnings/(loss) per share	$(24.41)	$40.26	$(19.53)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Years Ended December 31,
(In millions)	2016	2015	2014
Stock options	10	4	6
Restricted stock units and awards	9	1	2
Total anti-dilutive common shares	19	5	8

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2016	2015	2014
Food and Beverage	$277	$281	$622
Rooms	234	234	422
Other	27	48	94
	$538	$563	$1,138
Estimated Cost of Providing Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2016	2015	2014
Food and Beverage	$170	$169	$463
Rooms	82	83	168
Other	17	17	60
	$269	$269	$691
Note 14 — Stock-Based Compensation
Caesars Entertainment Stock-Based Compensation Plans
During the second quarter 2016, we implemented FASB ASU No. 2016-09, which amended Topic 718, Compensation - Stock Compensation. This updated guidance amended the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We applied the amended guidance using a modified retrospective transition method of a cumulative-effect adjustment to beginning equity of $1 million.
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, based on CEC common stock (NASDAQ symbol “CZR”), including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards.
Management Equity Incentive Plan
The Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended, (the “2008 Incentive Plan”) allowed for the granting of performance-based options. The options vest and become exercisable if the return on investment in the Company of TPG Capital LP (“TPG”), Apollo Global Management, LLC (“Apollo”), and their affiliates (the “Majority Stockholders”) achieves a 2.0X return. The options vest on a pro-rata basis from zero to 100% if the Majority Stockholders achieve a return of less than 2.0X but greater than or equal to 1.75X. Upon the adoption of the 2012 Performance Incentive Plan, as amended, (the “2012 Incentive Plan”) options may no longer be granted under the 2008 Incentive Plan. As of December 31, 2016, 23,755 options were outstanding under the 2008 Incentive Plan and will expire between years 2018 - 2021.
Performance Incentive Plan
We adopted the 2012 Incentive Plan for directors, employees, officers and consultants or advisers who render services to Caesars Entertainment or its subsidiaries. As of December 31, 2016, a total of 30,949,468 shares of our common stock had been authorized, which is an increase of 7.5 million shares compared with the prior year end. The number of unissued common shares reserved for future grants under the long-term incentive plans was 8,331,449 as of that date.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Time-Based Options: 20% of the time-based Replacement Options were immediately vested, with the remainder vesting annually in equal amounts over four years. All options have vested as of December 31, 2016.
Performance-Based Options:

•
For options replacing the Eligible Options subject to vesting if funds affiliated with the Sponsors achieve at least a 1.5X return, the Replacement Options will vest on the date that the Caesars Entertainment’s 30-day trailing average closing common stock price equals or exceeds $35.00 per share.

•
For options replacing the Eligible Options subject to vesting if funds affiliated with the Sponsors achieve at least a 2.0X return, the Replacement Options vest on the earlier of the following: (i) 50% on March 15, 2014 and 50% on March 15, 2015 or (ii) Caesars Entertainment’s 30-day trailing average closing common stock price equals or exceeds $57.41 per share. All options have vested as of December 31, 2015.

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
Composition of Caesars Entertainment Stock-Based Compensation Expense

	Years Ended December 31,
(In millions)	2016	2015	2014
Corporate expense	$33	$57	$36
Property, general, administrative, and other	5	5	9
Total stock-based compensation expense	$38	$62	$45
Caesars Entertainment Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	10,638,219	$12.90	6.8
Exercised	(11,101)	5.17
Forfeited	(334,184)	13.71
Expired	(472,766)	12.45
Outstanding as of December 31, 2016	9,820,168	$11.69	6.2	$2
Vested and expected to vest as of December 31, 2016	9,820,168	$11.69	6.2	$2
Exercisable as of December 31, 2016	7,361,410	$9.70	5.9	$2

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Caesars Entertainment Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2016	2015	2014
Options Granted:
Number of options granted	—	1,844,332	1,500,770
Weighted Average Grant-Date Fair Value per share (1)	$—	$3.38	$10.27
Weighted Average Exercise Price per Share (1)	$—	$10.04	$21.18

Option Exercises:
Number of options exercised	11,101	58,700	317,703
Cash received for options exercised (2)	$—	$—	$3
Aggregate intrinsic value of options exercised (2)	$—	$—	$2
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

(2)	2016 and 2015 amounts are immaterial.
Caesars Entertainment Assumptions Used to Estimate Option Values

	Years Ended December 31,
	2016	2015	2014
Expected volatility	—	42.0%	52.1%
Expected dividend yield	—	—%	—%
Expected term (in years)	—	5.7	5.5
Risk-free interest rate	—	1.6%	1.7%
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
Caesars Entertainment Restricted Stock Unit Activity
During the year ended December 31, 2016, we granted restricted stock units (the “RSUs”) to employees of Caesars Entertainment with an aggregate fair value of $39 million. Each RSU represents the right to receive payment in respect of one share of the Caesars Entertainment’s common stock. The majority of the RSUs will vest 25% annually. The following table summarizes the activity of RSUs during the year ended December 31, 2016.

	Units	Wtd Avg Fair Value
Outstanding as of December 31, 2015	6,329,435	$12.06
Granted	6,101,421	6.35
Vested	(3,075,606)	12.78
Forfeited	(907,328)	9.50
Outstanding as of December 31, 2016	8,447,922	7.95
As of December 31, 2016, there was $53 million of total unrecognized compensation cost related to Caesars Entertainment stock-based compensation plans, which is expected to be recognized over a remaining weighted-average period of 2 years.

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
As described in Note 17, in September 2016, CIE sold its SMG Business, which represented the majority of CIE’s operations, and the SMG Business is now presented as discontinued operations. Upon the closing of the SMG Business sale, all outstanding CIE stock-based compensation awards were deemed fully vested and were subsequently paid in cash in connection with the closing of the SMG Business sale, as described in Note 17. As of December 31, 2015, the liability related to CIE’s stock-based compensation awards was $107 million, which was reported within liabilities held for sale on the Balance Sheets.
The portion of CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was reclassified to discontinued operations for all periods presented in the Statements of Operations (see Note 17). The portion of CIE’s stock-based compensation expense not directly identifiable with employees of the SMG Business was included in property, general, administrative, and other in the Statements of Operations. For the year ended December 31, 2016, the majority of stock-based compensation expense resulted from the acceleration of the vesting of CIE stock-based compensation awards.
Composition of CIE Stock-Based Compensation Expense

	Years Ended December 31,
(In millions)	2016	2015	2014
Property, general, administrative, and other	$189	$31	$49
CIE Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	21,057	$9,584.64	7.8
Granted	377	19,166.18
Exercised	(909)	2,456.64
Forfeited	(248)	11,723.63
Canceled concurrent with closing of the SMG Business sale	(20,277)	10,056.24
Outstanding as of December 31, 2016	—	$—	—	$—

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CIE Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2016	2015	2014
Options Granted:
Number of options granted	377	10,350	1,135
Weighted Average Grant-Date Fair Value per share (1)	$5,404.93	$4,670.27	$4,717.02
Weighted Average Exercise Price per Share	$19,166.18	$15,352.49	$9,976.43

Option Exercises:
Number of options exercised	909	1,984	3,822
Cash received for options exercised	$2	$5	$6
Aggregate intrinsic value of options exercised	$13	$21	$27
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

Assumptions Used to Estimate CIE Option Value

Years Ended December 31,
	2016	2015	2014
Expected range of volatility	40.5% - 44.6%	42.9% - 49.4%	46.5% - 56.8%
Expected dividend yield	—%	—%	—%
Expected range of term (in years)	0.8 - 4.2	1.5 - 4.7	2.4 - 7.1
Risk-free interest rate range	0.5% - 1.2%	0.7% - 1.7%	0.7% - 2.3%
CIE Restricted Stock Unit Activity

	Units	Wtd Avg Fair Value
Outstanding as of December 31, 2015	4,539	$7,827.24
Granted	103	16,452.14
Vested	(277)	11,371.30
Forfeited	(119)	9,543.11
Canceled concurrent with closing of the SMG Business sale	(4,246)	7,757.19
Outstanding as of December 31, 2016	—	—
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
In May 2014, CEC granted awards to officers, employees, directors, individual consultants, and advisers of CEC and its subsidiaries in accordance with the CAC Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP, and more closely align the interests of such individuals with those of the stockholders of the CAC. Awards under

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

this plan vested one-third in October 2014 with the remaining two-thirds vesting in equal portions in October 2015 and October 2016. During the years ended December 31, 2016 and 2015, expense associated with the vesting of such awards is recorded as stock-based compensation expense by CEC totaling $2 million and $12 million, respectively.
Note 15 — Deferred Compensation and Employee Benefit Plans
Deferred Compensation
Deferred Compensation Plans
As of December 31, 2016, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), the Park Place Entertainment Corporation Executive Deferred Compensation Plan, the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were included in Caesars’ financial statements as liabilities prior to the deconsolidation of CEOC. Caesars has recorded in the accompanying financial statements $40 million and $44 million in liabilities as of December 31, 2016 and December 31, 2015, respectively, representing the estimate of its obligations under the ESSP and ESSP II and for certain former Directors and employees who had employment agreements with Harrah's Entertainment, Inc., (the predecessor to CEC) and participated in the EDCP. The additional liability in respect of the CEDCP and DCP that Caesars has not recorded is approximately $32 million, and $29 million as of December 31, 2016 and 2015, respectively, as we determined that this portion of the liability was attributable to CEOC pending the effectiveness of the settlement described below.
Trust Assets
CEC is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement (the “Escrow Agreement”), each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were approximately $62 million and $57 million, respectively, as of December 31, 2016, and $64 million and $49 million, respectively, as of December 31, 2015.
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
Settlement Agreement
On September 14, 2016, CEC entered into a settlement agreement with CEOC related to the liabilities and assets associated with the above deferred compensation plans, which was approved by the Bankruptcy Court on October 17, 2016. Pursuant to the settlement agreement, contemporaneously with the Effective Date of the Restructuring, CEC will assume all obligations to plan participants under or with respect to all five of the deferred compensation plans, and the Debtors will have no further obligations to the deferred compensation plan participants. At that time, CEOC and the other Debtors will relinquish and release any claim or right that any of them may have in respect of the assets held under either the Trust Agreement or the Escrow Agreement. Upon the effectiveness of the Restructuring and CEC’s receipt of the assets held pursuant to the Escrow Agreement, CEC will record the additional assets and liabilities in respect of the CEDCP and DCP and Escrow Agreement, which are $57 million and $32 million, respectively, as of December 31, 2016.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Savings and Retirement Plans
We maintain a defined contribution savings and retirement plan that allows employees to make pre-tax and after-tax contributions. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to IRS rules and regulations) and are eligible to receive a company match of up to $600. Participating employees become vested in matching contributions on a pro-rata basis over five years of credited service. Our contribution expense for this plan was $6 million, $6 million, and $13 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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

c.
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunding of the plan, referred to as a “withdrawal liability.”

Multi-employer Pension Plan Participation

		Pension Protection Act Zone Status (1)			Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2016	2015	FIP/RP Status (2)	2016	2015	2014	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement (6)
Southern Nevada Culinary and Bartenders Pension Plan (5)	88-6016617/001	Green	Green	No	$16	$16	$18	No	Various up to July 31, 2018
Pension Plan of the UNITE HERE National Retirement Fund (3)(5)	13-6130178/001	Red	Red	Yes	5	6	14	No	Various up to February 29, 2020
Local 68 Engineers Union Pension Plan (4)(5)	51-0176618/001	Yellow	Green	No	—	—	1	No	April 30, 2017
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	—	—	—	No	April 30, 2017
Painters IUPAT	52-6073909/001	Yellow	Yellow	Yes	1	1	1	No	Various up to June 30, 2021
Other Funds					11	9	12
Total Contributions					$33	$32	$46
____________________

(1)
Represents the Pension Protection Act zone status for applicable plan year beginning January 1, except where noted otherwise. The zone status is based on information that the Company received from the plan administrator and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table above utilized extended amortization provisions to calculate zone status.

(2)	Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(3)	As described in Note 3, in January 2015, the Pension Plan of the UNITE HERE National Retirement Fund voted to expel Caesars Entertainment and its participating subsidiaries from the plan.

(4)	Plan years begin July 1.

(5)
Plan was listed in the pension plans’ Forms 5500 as providing more than 5% of the total contributions for the plan years ended 2015 and 2014. At the date the financial statements were issued, Forms 5500 were not available for the 2016 plan year ending.

(6)	The terms of the current agreement continue indefinitely until either party provides appropriate notice of intent to terminate the contract.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 — Income Taxes
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
Components of Income/(Loss) Before Income Taxes from Continuing Operations

	Years Ended December 31,
(In millions)	2016	2015	2014
United States	$(6,098)	$5,780	$(3,331)
Outside of the U.S.	(2)	(2)	12
	$(6,100)	$5,778	$(3,319)
Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2016	2015	2014
United States
Current
Federal	$(2)	$—	$—
State	—	—	110
Deferred
Federal	(33)	128	601
State	7	(10)	(109)
Outside of the U.S.
Current	1	1	(5)
Deferred	—	—	(1)
	$(27)	$119	$596
Allocation of Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2016	2015	2014
Income tax benefit/(provision) applicable to:
Income/(loss) from continuing operations	$(27)	$119	$596
Discontinued operations	(730)	(64)	(32)
Accumulated other comprehensive income/(loss)	—	—	(16)
Deconsolidation and restructuring of CEOC and other	—	1,176	—
Additional paid-in capital	—	—	(15)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective Income Tax Rate Reconciliation

	Years Ended December 31,
	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	—	—	1.6
Valuation allowance	(22.5)	3.5	(5.7)
Foreign income taxes	—	—	0.1
Goodwill	—	—	(9.1)
Deconsolidation of CEOC	—	(40.1)	—
Stock-based compensation	(0.8)	0.2	(0.5)
Acquisition and integration costs	—	—	(0.4)
Reserves for uncertain tax positions	—	—	0.3
Sale of stock of subsidiary	—	—	(0.5)
Disallowed losses on sale to related party	—	—	(3.8)
Nondeductible restructuring expenses	(16.8)	—	—
Noncontrolling interests	4.8	(0.7)	0.9
Other	(0.1)	—	0.1
Effective tax rate	(0.4)%	(2.1)%	18.0%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of December 31,
(In millions)	2016	2015
Deferred tax assets:
State net operating losses	$3	$5
Federal net operating loss	51	44
Compensation programs	42	52
Allowance for doubtful accounts	17	10
Self-insurance reserves	7	7
Accrued restructuring and support expenses	1,278	317
Accrued expenses	27	6
Federal tax credits	17	13
Federal indirect tax benefits of uncertain state tax positions	4	—
Investment in CGP LLC	—	115
Capital loss carryover	—	15
Deferred revenue	1	1
Other	8	7
Subtotal	1,455	592
Less: valuation allowance	949	205
Total deferred tax assets	$506	$387
Deferred tax liabilities:
Depreciation and other property-related items	914	921
Deferred cancellation of debt income and other debt-related items	98	152
Investment in CGP LLC	211	—
Investment in non-consolidated affiliates	909	170
Intangibles	87	134
Prepaid expenses	9	10
Total deferred tax liabilities	2,228	1,387
Net deferred tax liability	$1,722	$1,000
As of December 31, 2016 and 2015, we had federal NOL carryforwards of $152 million and $134 million, respectively. These net operating losses are different from the net operating losses that are reflected in our federal and certain state tax returns as they do not include net operating losses that are attributable to our deconsolidated subsidiary, CEOC. These NOLs will begin to expire in 2031. In addition, we had federal general business tax credits and research tax credit carryforwards of $17 million, which will begin to expire in 2029. We believe that it is more likely than not that the benefit from the federal NOL and tax credit carryforwards for the CEC tax consolidated group will not be realized. As a result, a valuation allowance has been established for our federal NOL carryforwards and tax credits carryforwards deferred tax assets as of December 31, 2016.
NOL carryforwards for our domestic subsidiaries for state income taxes were $70 million and $85 million as of December 31, 2016 and 2015, respectively. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on the deferred tax assets relating to these NOL carryforwards which will not more likely than not be realized. These state NOLs will begin to expire in 2034.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Unrecognized Tax Benefits

	Years Ended December 31,
(In millions)	2016	2015	2014
Balance as of beginning of year	$3	$81	$142
Additions based on tax positions related to the current year	19	—	20
Additions for tax positions of prior years	—	—	—
Reductions for tax positions for prior years	(1)	—	(1)
Deconsolidation of CEOC	—	(78)	—
Settlements	—	—	—
Expiration of statutes	—	—	(80)
Balance as of end of year	$21	$3	$81
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2016, we increased our accrual by $3 million. There was no change to our accrual during 2015. We reduced our accrual by $62 million during 2014. There was an accrual for the payment of interest and penalties of $3 million as of December 31, 2016. There was no accrual for the payment of interest and penalties as of December 31, 2015, and $1 million was accrued as of December 31, 2014. Included in the balances of unrecognized tax benefits as of December 31, 2016 and 2014, was approximately $15 million and $48 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. There were no unrecognized tax benefits as of December 31, 2015 that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are subject to exam by various state and foreign tax authorities. As of December 31, 2016, the tax years prior to 2012 are not subject to examination for U.S. tax purposes. As of December 31, 2016, the tax years prior to 2012 are no longer subject to examination for most of the foreign and state income tax jurisdictions as the statutes of limitations have lapsed.
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
Note 17 — Discontinued Operations
Sale of SMG Business
On September 23, 2016, CIE sold its SMG Business to Alpha Frontier Limited (“Alpha Frontier”) for cash consideration of $4.4 billion, subject to customary purchase price adjustments, pursuant to the Stock Purchase Agreement dated as of July 30, 2016 (the "Purchase Agreement"), which resulted in a pre-tax gain of approximately $4.2 billion.
As a result of the sale, CAC incurred estimated current income tax expense of approximately $285 million on the gain. Under the terms of its operating agreement, CGP is required to distribute $285 million to CAC, which CAC will use to pay its tax obligation resulting from the sale of the SMG Business (see Note 18). Additionally, $264 million was deposited into an escrow account to fund potential indemnity claims of Alpha Frontier under the Purchase Agreement (the "Indemnity Escrow"), of which $5 million was paid to Alpha Frontier during the fourth quarter of 2016 upon finalization of the purchase price adjustment pursuant to the Purchase Agreement, leaving a remaining balance of $259 million as of December 31, 2016. There were no indemnity claims made.
The majority of the proceeds from the sale of the SMG Business is restricted under the terms of the Purchase Agreement and the CIE Proceeds Agreement and was therefore classified as restricted cash as of December 31, 2016. As a result of the sale, the results of operations and cash flows related to the SMG Business were classified as discontinued operations for the year ended

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016, and the historical results have been recast as discontinued operations for the years ended December 31, 2015 and 2014. The related assets and liabilities have been recast as held for sale as of December 31, 2015.
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

The total amount distributed to the Minority Investors and former holders of CIE equity awards in connection with Closing was approximately $1.1 billion, which is subject to any purchase price adjustments pursuant to the Purchase Agreement. As of December 31, 2016, CGP has accrued $63 million for the estimated portion of the balance remaining in the Indemnity Escrow that is due to the Minority Investors and former holders of CIE equity awards. The balance is included in accrued expenses and other current liabilities on the Balance Sheets. The remaining CIE Proceeds will be released from the Indemnity Escrow at the end of the escrow period, which is 12 months from the date of the Closing.
Assets and liabilities held for sale in the Balance Sheets are related to the SMG Business.
Carrying Amount of Major Classes of Assets and Liabilities of Discontinued Operations

(In millions)	December 31, 2015
Cash, cash equivalents, and restricted cash	$112
Receivables, prepayments, and other current assets	64
Property and equipment, net	14
Goodwill and other intangible assets	133
Deferred taxes, deferred charges, and other long-term assets	41
Total assets held for sale	$364

Accounts payable	$17
Accrued expenses and other current liabilities	40
Deferred taxes, deferred credits, and other long-term liabilities	9
Total liabilities held for sale	$66

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Statements of Operations for each year in the three-year period ended December 31, 2016 also includes discontinued operations related to certain properties owned by CEOC, which was deconsolidated effective January 15, 2015 (see Note 2).
Effect on Statements of Operations of Discontinued Operations

	Years Ended December 31,
(In millions)	2016	2015	2014
Net revenues
SMG Business	$678	$725	$549
Showboat Atlantic City	—	—	115
Harrah’s Tunica	—	—	46
Other	—	—	2
Total net revenues	678	725	712

Operating expenses
SMG Business (1)	748	499	447
Showboat Atlantic City	—	6	174
Harrah’s Tunica	—	—	166
Other	—	1	36
Total operating expenses	748	506	823

Gain from discontinued operations
SMG Business	4,180	—	—

Pre-tax income/(loss) from operations
SMG Business	4,110	226	102
Showboat Atlantic City	—	(6)	(59)
Harrah’s Tunica	—	—	(120)
Other	—	(1)	(34)
Total pre-tax income/(loss) from discontinued operations	$4,110	$219	$(111)

Income/(loss), net of income taxes
SMG Business	$3,380	$162	$49
Showboat Atlantic City	—	(6)	(38)
Harrah’s Tunica	—	—	(120)
Other	—	(1)	(34)
Total income/(loss) from discontinued operations, net of income taxes	$3,380	$155	$(143)

Tangible and intangible asset impairments
Showboat Atlantic City	$—	$—	$10
Harrah’s Tunica	—	—	68
Other	—	—	17
Total impairments from discontinued operations	$—	$—	$95
____________________

(1)
Operating expenses primarily consist of platform fees and property, general, administrative, and other expenses, including stock-based compensation expense directly identifiable with employees of the SMG Business of $264 million, $29 million, and $38 million for the years ended December 31, 2016, 2015, and 2014, respectively.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Showboat Atlantic City
CEOC closed its Showboat Atlantic City casino permanently effective in 2014 and subsequently sold it in 2015 for $18 million. In 2014, we accrued severance and other exit costs totaling $26 million and recognized a tangible asset impairment of $10 million. The liability for exit costs was derecognized when CEOC was deconsolidated in 2015.
Harrah’s Tunica
CEOC closed its Harrah’s Tunica casino permanently effective in 2014 and recorded intangible and tangible asset impairment charges totaling $68 million and accrued exit costs of $16 million associated with the closure of this casino. The liability for exit costs was derecognized when CEOC was deconsolidated in 2015.
Note 18 — Related Party Transactions

	Years ended December 31,
(In millions)	2016	2015	2014
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$6	$20	$2
Expenses paid to Sponsors’ portfolio companies	2	3	9
Expenses paid on behalf of CAC	315	36	32
Transactions with CEOC
Shared services allocated expenses to CEOC	368	355	—
Shared services allocated expenses from CEOC	148	117	—
Management fees incurred	45	40	—
Octavius Tower lease revenue	35	34	—
Other expenses incurred	14	12	—
Transactions Related to the CEOC Reorganization
The Debtors filed the Third Amended Plan on January 13, 2017, and CEC, CAC, the Debtors, and CEOC’s major creditor groups have agreed to support the Third Amended Plan and have entered into various RSAs with respect to the CEOC reorganization. See detailed discussion of the Third Amended Plan and the RSAs in Note 1.
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo and affiliates of TPG (collectively, the “Sponsors”). As of December 31, 2016, Hamlet Holdings beneficially owned a majority of CEC’s common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of CEC’s directors.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

•	Classic Party Rentals - provides party rental supplies.

•	Creative Artists Agency LLC, - we have entered into multiple entertainment agreements in connection with artists’ performances at Caesars’ properties.

•	Fleet Pride, Inc. - provides aftermarket heavy-duty truck and trailer parts.

•	Sutherland Global Services - technology and analytics enabled business process enterprise that provides end-to-end business process transformation.

•	Sbarro, LLC, - pizzeria chain that specializes in New York style pizza by the slice and other Italian-American cuisine.

•	Protection One - full service security provider.

•	ADT Security Services, Inc. - provides electronic security, fire protection, and other related alarm monitoring services.
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
Caesars Acquisition Company
As described in Note 2, CAC is the sole voting member of CGP, our consolidated VIE, and common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings. Pursuant to the operating agreement of CGP, CGP pays certain expenses on behalf of CAC. These expenses, which are included in the table above, commenced in 2013 and are reflected as distributions to a noncontrolling interest holder in the consolidated statements of equity. The year ended December 31, 2016 includes $285 million related to CAC’s estimated current income tax expense on the gain on sale of the SMG Business. Under its operating agreement, CGP is required to distribute funds to CAC that will be used to pay CAC’s tax obligation resulting from the sale. During the fourth quarter of 2016, CGP made tax payments of $240 million related to the sale of the SMG Business.
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
Prior to the deconsolidation of CEOC, we were self-insured for employee medical (health, dental, and vision) and risk products, including workers compensation and surety bonds, and our insurance claims and reserves included accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We continue to be self-insured for workers compensation and other risk insurance as of December 31, 2016. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.
Services Joint Venture
CES provides certain corporate and administrative services to its Members, and the costs of these services are allocated among the Members. Accordingly, CERP and CGP are allocated 21.8% and 12.8%, respectively, and CEOC reimburses CES for its allocated costs. The CES allocated costs include amounts for insurance coverage (see Note 1).
Management Fees
In 2014, CEOC sold to CGP, among other things, four properties (The Cromwell, The LINQ Hotel, Bally’s Las Vegas, and Harrah’s New Orleans), related intellectual property, and 50% of certain ongoing management fees. Under the terms of the agreements governing this transaction, each property remained under management by CEOC, until CEOC assigned the management agreements to CES. CEOC continues to receive ongoing management fees during the term of the related property management agreement consisting of a (i) base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year. Each property also licenses enterprise-wide intellectual property from CLC. The agreements governing this transaction also provide that CEC and CEOC will indemnify CGP LLC for the failure of CEC and CEOC to perform or fulfill any of their covenants or breach any of their representations and warranties under the agreements among other agreed upon matters.
Octavius Tower Lease Agreement
Under the Octavius Tower lease agreement, CEOC leases the Octavius Tower at Caesars Palace Las Vegas from CERP and pays rent totaling $35 million annually through expiration in April 2026.
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
Due from/to Affiliates
Amounts due to or from affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities and CEOC. The amount due from CEOC represents the maximum exposure to loss as a result of Caesars’ involvement with CEOC, and the amount is reported net of an allowance for doubtful accounts of $12 million.
As of December 31, 2016 and 2015, due from affiliates was $64 million and $34 million, respectively, and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of December 31, 2016 and 2015, due to affiliates was $112 million and $16 million, respectively, and represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.
Note 19 — Segment Reporting
We view each casino property and CIE as operating segments and currently aggregate all such casino properties into two reportable segments based on management’s view of these properties, which aligns with their ownership and underlying credit structures: CERP and CGP. Through June 30, 2016, we presented CGP as two separate reportable segments: CGP Casinos and CIE. Subsequent to the sale of the SMG Business (see Note 1) the remaining CIE business is not material. Therefore, we no longer consider CIE to be a separate reportable segment, and CGP Casinos and CIE have been combined for all periods presented as the CGP segment. Additionally, CEOC was a reportable segment until its deconsolidation effective January 15, 2015.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Statements of Operations - By Segment

	Year Ended December 31, 2016
(In millions)	CERP	CGP	Other	Elimination	CEC
Other revenues	$325	$217	$4	$(19)	$527
Net revenues	2,195	1,697	4	(19)	3,877
Depreciation and amortization	258	180	1	—	439
Income/(loss) from operations	389	20	(152)	—	257
Interest expense	(396)	(198)	(5)	—	(599)
Deconsolidation and restructuring of CEOC and other	—	2	(5,760)	—	(5,758)
Income tax benefit/(provision) from continuing operations	4	1	(32)	—	(27)

	Year Ended December 31, 2015
(In millions)	CEOC	CERP	CGP	Other	Elimination	CEC
Other revenues	$12	$307	$182	$26	$(32)	$495
Net revenues	164	2,154	1,620	26	(35)	3,929
Depreciation and amortization	13	210	151	—	—	374
Impairment of tangible and other intangible assets	—	—	1	—	—	1
Income/(loss) from operations	9	411	253	(328)	1	346
Interest expense	(87)	(399)	(195)	(4)	2	(683)
Deconsolidation and restructuring of CEOC and other	—	—	4	6,113	(2)	6,115
Income tax benefit/(provision) from continuing operations	—	(5)	2	122	—	119

	Year Ended December 31, 2014
(In millions)	CEOC (1)	CERP	CGP	Other	Elimination	CEC
Other revenues	$337	$316	$175	$101	$(187)	$742
Net revenues	4,812	2,065	1,319	101	(330)	7,967
Depreciation and amortization	341	200	115	3	(1)	658
Impairment of goodwill	251	289	155	—	—	695
Impairment of tangible and other intangible assets	308	(12)	3	—	—	299
Income/(loss) from operations	(323)	(32)	(221)	14	7	(555)
Interest expense	(2,184)	(389)	(169)	(17)	90	(2,669)
Deconsolidation and restructuring of CEOC and other	(100)	—	132	(30)	(97)	(95)
Income tax benefit/(provision) from continuing operations	264	28	231	73	—	596
____________________

(1)	Includes foreign net revenues of $337 million.

Property EBITDA - by Segment
Property earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. As a result of the sale of the SMG Business (see Note 17), we have determined that CIE stock-based compensation expense should be excluded from Property EBITDA as management no longer considers such expense to be indicative of Caesars Entertainment’s ongoing consolidated or segment operating performance. Therefore, Property EBITDA has been recast for prior periods to be consistent to the current year presentation.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Year Ended December 31, 2016
(In millions)	CERP	CGP	Other	Elimination	CEC
Net income/(loss) attributable to company	$(3)	$3,953	$(7,519)	$—	$(3,569)
Net income/(loss) attributable to noncontrolling interests	—	(28)	850	—	822
Discontinued operations, net of income taxes	—	(4,100)	720	—	(3,380)
Income tax (benefit)/provision	(4)	(1)	32	—	27
Deconsolidation and restructuring of CEOC and other	—	(2)	5,760	—	5,758
Interest expense	396	198	5	—	599
Depreciation and amortization	258	180	1	—	439
Corporate expense	43	29	96	(2)	166
Other operating costs	7	21	61	—	89
CIE stock-based compensation	—	189	—	—	189
Property EBITDA	$697	$439	$6	$(2)	$1,140

	Year Ended December 31, 2015
(In millions)	CEOC	CERP	CGP	Other	Elimination	CEC
Net income/(loss) attributable to company	$(85)	$7	$220	$5,777	$1	$5,920
Net income/(loss) attributable to noncontrolling interests	—	—	6	126	—	132
Discontinued operations, net of income taxes	7	—	(162)	—	—	(155)
Income tax (benefit)/provision	—	5	(2)	(122)	—	(119)
Deconsolidation and restructuring of CEOC and other	—	—	(4)	(6,113)	2	(6,115)
Interest expense	87	399	195	4	(2)	683
Depreciation and amortization	13	210	151	—	—	374
Impairment of tangible and other intangible assets	—	—	1	—	—	1
Corporate expense	5	47	39	95	(12)	174
Other operating costs	4	4	(105)	249	—	152
CIE stock-based compensation	—	—	31	—	—	31
Property EBITDA	$31	$672	$370	$16	$(11)	$1,078

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2014
(In millions)	CEOC	CERP	CGP	Other	Elimination	CEC
Net income/(loss) attributable to company	$(2,524)	$(393)	$39	$95	$—	$(2,783)
Net income/(loss) attributable to noncontrolling interests	8	—	(33)	(58)	—	(83)
Discontinued operations, net of income taxes	173	—	(33)	3	—	143
Income tax (benefit)/provision	(264)	(28)	(231)	(73)	—	(596)
Deconsolidation and restructuring of CEOC and other	100	—	(132)	30	97	95
Interest expense	2,184	389	169	17	(90)	2,669
Depreciation and amortization	341	200	115	3	(1)	658
Impairment of goodwill	251	289	155	—	—	695
Impairment of tangible and other intangible assets	308	(12)	3	—	—	299
Corporate expense	139	60	23	13	(3)	232
Other operating costs	106	15	111	(24)	(5)	203
CIE stock-based compensation	—	—	49	—	—	49
Property EBITDA	$822	$520	$235	$6	$(2)	$1,581
Condensed Balance Sheets - By Segment

	As of December 31, 2016
(In millions)	CERP	CGP	Other	Elimination	CEC
Total assets	$6,941	$7,353	$1,246	$(646)	$14,894
Total liabilities	5,903	2,709	7,758	(58)	16,312

	As of December 31, 2015
(In millions)	CERP	CGP	Other	Elimination	CEC
Total assets	$7,028	$4,518	$1,409	$(749)	$12,206
Total liabilities	6,073	2,798	$1,157	(55)	9,973
Note 20 — Subsequent Events
Amendment to the CGP Operating Agreement
On February 13, 2017, CEC, CAC and certain subsidiaries of CEC (the "CEC Members") entered into the third amendment to the CGP Operating Agreement to, among other things, (a) provide for the tax treatment of the allocations of net profits and net losses of the capital accounts of CGP regarding certain non-pro rata distributions made to CAC and the CEC Members pursuant to the CGP Operating Agreement, as amended on September 23, 2016 and October 7, 2016 and by the third amendment referred to herein (together with such amendments, the "CGP Operating Agreement") and (b) permit a $35 million special distribution to the CEC Members to satisfy certain payment obligations as set forth in the CIE Proceeds Agreement (see “Payment to CEOC” in Note 1). The foregoing description of the third amendment to the CGP Operating Agreement does not purport to be complete and is qualified in its entirety by reference to the third amendment to the CGP Operating Agreement, which is filed as Exhibit 10.93 hereto and incorporated herein by reference.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21 — Quarterly Results of Operations (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Net revenues	$950	$992	$986	$949	$3,877
Income/(loss) from operations	88	111	(44)	102	257
Net income/(loss)	(274)	(2,043)	5	(435)	(2,747)
Net loss attributable to Caesars	(308)	(2,077)	(643)	(541)	(3,569)
Basic loss per share	(2.12)	(14.25)	(4.38)	(3.68)	(24.41)
Diluted loss per share	(2.12)	(14.25)	(4.38)	(3.68)	(24.41)

2015
Net revenues	$1,085	$966	$957	$921	$3,929
Income from operations	93	128	84	41	346
Net income/(loss)	6,797	50	(756)	(39)	6,052
Net income/(loss) attributable to Caesars	6,772	15	(791)	(76)	5,920
Basic earnings/(loss) per share	46.81	0.10	(5.44)	(0.54)	40.88
Diluted earnings/(loss) per share	46.12	0.10	(5.44)	(0.54)	40.26
As described in Note 1, during 2016, we significantly increased our accrual for restructuring commitments beginning in the first quarter, and our accrual was updated quarterly. In addition, as described in Note 17, during the third quarter of 2016, CIE sold its SMG Business, which resulted in a pre-tax gain of approximately $4.2 billion.
During the year ended December 31, 2015, Caesars Entertainment recognized a $7.1 billion gain associated with the deconsolidation of CEOC. See Note 2.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures

a.	Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2016, at a reasonable assurance level.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2016. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

c.	Changes in Internal Control over Financial Reporting

We have commenced several transformation initiatives, including implementing new general ledger software to automate and simplify our business processes. These are long-term initiatives that we believe will enhance our internal control over financial reporting due to increased automation and integration of related processes. We will continue to monitor and evaluate our internal control over financial reporting throughout the transformation.

There have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Caesars Entertainment Corporation:

We have audited the internal control over financial reporting of Caesars Entertainment Corporation and subsidiaries (the "Company") as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 14, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and included an emphasis of a matter paragraph regarding the Company’s majority owned subsidiary, Caesars Entertainment Operating Company, Inc. (CEOC) and certain of its U.S. subsidiaries filing for reorganization under Chapter 11 of the Bankruptcy Code, which resulted in the Company deconsolidating CEOC effective January 15, 2015; and an explanatory paragraph regarding uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 14, 2017

ITEM 9B.	Other Information
Amendment to the CGP Operating Agreement
On February 13, 2017, CEC, CAC and certain subsidiaries of CEC (the "CEC Members") entered into the third amendment to the CGP Operating Agreement to, among other things, (a) provide for the tax treatment of the allocations of net profits and net losses of the capital accounts of CGP regarding certain non-pro rata distributions made to CAC and the CEC Members pursuant to the CGP Operating Agreement, as amended on September 23, 2016 and October 7, 2016 and by the third amendment referred to herein (together with such amendments, the "CGP Operating Agreement") and (b) permit a $35 million special distribution to the CEC Members to satisfy certain payment obligations as set forth in the CIE Proceeds Agreement (see “Payment to CEOC” in Note 1). The foregoing description of the third amendment to the CGP Operating Agreement does not purport to be complete and is qualified in its entirety by reference to the third amendment to the CGP Operating Agreement, which is filed as Exhibit 10.93 hereto and incorporated herein by reference.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information regarding executive officers included in Item 1 of this report and appearing under the captions “Executive Officers,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance - Code of Ethics” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 5, 2017 (the “Proxy Statement”).

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
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Years Ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014.

2.	Financial statement schedules of the Company as follows:
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2016 and 2015 and for the Years Ended December 31, 2016, 2015, and 2014.
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	8-K	—	2.1	3/3/2014

2.2	First Amendment to the Transaction Agreement, dated May 5, 2014, by and among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC	—	8-K	—	2.1	5/6/2014

2.3	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	8-K	—	2.1	5/21/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.4	Agreement and Plan of Merger, dated as of December 21, 2014, between Caesars Acquisition Company and Caesars Entertainment Corporation.*	—	8-K	—	2.1	12/22/2014

2.5	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	7/11/2016

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amended Bylaws of Caesars Entertainment Corporation, as amended, dated February 8, 2012.	—	10-K	12/31/2011	3.8	3/15/2012

4.1	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020.	—	8-K	—	4.1	10/15/2013

4.2	Second Supplemental Indenture, dated as of October 15, 2014, among the CERP Entities and U.S. Bank National Association, as trustee, relating to the 8% First-Priority Senior Secured Notes due 2020.	—	***S-4	—	4.2	10/16/2014

4.3	Indenture, dated as of October 11, 2013, among the CERP Entities, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	8-K	—	4.2	10/15/2013

4.4	Registration Rights Agreement, dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	—	4.3	10/15/2013

4.5	Second Supplemental Indenture, dated as of October 15, 2014, among the CERP Entities and U.S. Bank National Association, as trustee, relating to the 11% Second-Priority Senior Secured Notes due 2021.	—	***S-4	—	4.4	10/16/2014

10.1	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	8-K	—	10.1	7/28/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.2	Reaffirmation Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Third Amended and Restated Credit Agreement dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	**10-Q	6/30/2014	10.41	8/14/2014

10.3	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	8-K	—	10.3	6/15/2009

10.4	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	10/10/2012

10.5	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	8-K	—	10.4	6/15/2009

10.6	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	10/10/2012

10.7	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.2	2/20/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.8	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/28/2013

10.9	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.3	2/20/2013

10.10	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/28/2013

10.11	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent	—	8-K	—	10.2	7/28/2014

10.12	Amendment to Guaranty and Pledge Agreement, dated as of August 21, 2015, among Caesars Entertainment Corporation, Credit Suisse AG, Cayman Islands Branch and the Requisite Lenders party thereto.	—	8-K	—	10.2	8/24/2015

10.13	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	10-K	12/31/2008	10.3	3/17/2009

10.14	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	10-K	12/31/2008	10.4	3/17/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.15	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	8-K	—	10.1	4/20/2009

10.16	First Lien Intercreditor Agreement, dated as of June 10, 2009 (to the Agreement dated December 24, 2008), by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	8-K/A	—	10.1	6/11/2009

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
		—	8-K	—	10.2	6/15/2009

10.18	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement related to the 11.25% Senior Secured Notes due 2017.	—	8-K	—	10.1	9/17/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.19	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent, relating to the 8.5% Senior Secured Notes due 2020.	—	8-K	—	10.3	3/2/2012

10.20	Joinder and Supplement to the Intercreditor Agreement, dated as of October 5, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	8-K	—	10.2	10/10/2012

10.21	Joinder and Supplement to the Intercreditor Agreement, dated as of February 20, 2013 (the Intercreditor Agreement dated December 24, 2008) , by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority. lien obligations agent.	—	8-K	—	10.1	2/20/2013

10.22	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	3/2/2012

10.23	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.5	3/2/2012

10.24	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.2	9/17/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.25	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	8-K	—	10.3	9/17/2009

10.26†	Trust Agreement dated June 20, 2001 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A.	—	10-Q	9/30/2001	10.4	11/9/2001

10.27†	Escrow Agreement, dated February 6, 1990, by and between The Promus Companies Incorporated, certain subsidiaries thereof, and Sovran Bank, as escrow agent.	—	10-K	12/29/1989	Unknown	3/28/1990

10.28†	Amendment to Escrow Agreement dated as of October 29, 1993 (to the Agreement dated February 6, 1990) among The Promus Companies Incorporated, certain subsidiaries thereof, and NationsBank, formerly Sovran Bank.	—	10-K	12/31/1993	10.66	3/28/1994

10.29†	Amendment, dated as of June 7, 1995 (the Agreement dated February 6, 1990 and amended on October 29, 1993), to Escrow Agreement among The Promus Companies Incorporated, certain subsidiaries thereof and NationsBank.	—	8-K	—	10.12	6/15/1995

10.30†	Amendment, dated as of July 18, 1996, to Escrow Agreement between Harrah’s Entertainment, Inc. and NationsBank.	—	10-Q	9/30/1996	10.1	11/12/1996

10.31†	Amendment, dated as of October 30, 1997, to Escrow Agreement between Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and NationsBank.	—	10-K	12/31/1997	10.82	3/10/1998

10.32†	Amendment to Escrow Agreement, dated April 26, 2000, between Harrah’s Entertainment, Inc. and Wells Fargo Bank Minnesota, N.A., Successor to Bank of America, N.A.	—	10-Q	9/30/2000	10.8	11/13/2000

10.33†	Letter Agreement with Wells Fargo Bank Minnesota, N.A., dated August 31, 2000, concerning appointment as Escrow Agent under Escrow Agreement for deferred compensation plans.	—	10-Q	9/30/2000	10.7	11/13/2000

10.34†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.35†	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

10.36†	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

10.37†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

10.38†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

10.39†	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

10.40†	Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.	—	10-K	12/31/2014	10.48	3/16/2015

10.41†	Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement dated January 11, 2006 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.41	2/29/2008

10.42†	Amendment to the Harrah’s Entertainment, Inc. Amended and Restated Executive Deferred Compensation Trust Agreement effective January 28, 2008 by and between Harrah’s Entertainment, Inc. and Wells Fargo Bank, N.A.	—	10-K	12/31/2007	10.42	2/29/2008

10.43	Equity Interest Purchase Agreement with Exhibits A-F with Penn National Gaming, Inc., Caesars Entertainment Operating Company, Inc., Harrah’s Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC and Harrah’s Maryland Heights, LLC, dated May 7, 2012.	—	10-Q	6/30/2012	10.102	8/8/2012

10.44	Share Purchase Agreement between Caesars Entertainment Operating Company, Inc., and Pearl Dynasty Investments Limited dated August 6, 2013.	—	10-Q	6/30/2013	10.73	8/9/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.45	Services Agreement, dated as of January 28, 2008, by and among Harrah’s Entertainment, Inc., Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	8-K/A	—	10.15	2/7/2008

10.46	Stockholders’ Agreement, dated as of January 28, 2008, by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Harrah’s Entertainment, Inc., and, solely with respect to Sections 3.01 and 6.07, Apollo Investment Fund VI, L.P. and TPG V Hamlet AIV, L.P.	—	8-K/A	—	10.14	2/7/2008

10.47	Form of First Amendment to the Stockholders’ Agreement by and among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC and Caesars Entertainment Corporation.	—	S-1/A	—	10.91	2/2/2012

10.48	Form of Release and Contribution Agreement, dated as of January 25, 2012, by and among Caesars Entertainment Corporation, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC and the Participating Co-Investors listed on Schedule I.	—	S-1/A	—	10.90	2/2/2012

10.49	Form of Acknowledgment to the Services Agreement among Caesars Entertainment Corporation, Apollo Management VI, L.P., Apollo Alternative Assets, L.P. and TPG Capital, L.P.	—	S-1/A	—	10.92	2/2/2012

10.50	Irrevocable Proxy of Hamlet Holdings LLC, dated November 22, 2010.	—	8-K	—	10.1	11/24/2010

10.51†	Amended and Restated Management Investors Rights Agreement, dated November 22, 2010.	—	8-K	—	10.2	11/24/2010

10.52†	Consent and Acknowledgment, dated May 6, 2013, to the Amended and Restated Management Investors Rights Agreement.	—	10-Q	3/31/2013	10.74	5/9/2013

10.53	Amended and Restated Credit Agreement, Dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	10-K/A	12/31/2012	10.72	3/15/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.54	First Lien Credit Agreement, dated as of October 11, 2013, by and among the CERP Entities, Citicorp North America Inc., as administrative agent and the lenders party thereto.	—	8-K	—	10.1	10/15/2013

10.55	First Lien Intercreditor Agreement, dated as of October 11, 2013, by and among the First Lien Collateral Agent, Citicorp North America, Inc., as authorized representative under the credit agreement and U.S. Bank National Association, as the initial other authorized representative.	—	8-K	—	10.2	10/15/2013

10.56	Second Lien Intercreditor Agreement, dated as of October 11, 2013, by and among Citicorp North America, Inc., as credit agreement agent, U.S. Bank National Association, as other first priority lien obligations agent and U.S. Bank National Association, as second priority agent.	—	8-K	—	10.3	10/15/2013

10.57	Collateral Agreement (First Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and Citicorp North America, Inc., as collateral agent.	—	8-K	—	10.4	10/15/2013

10.58	Collateral Agreement (Second Lien), dated as of October 11, 2013, by and among the CERP Entities, the Subsidiary Guarantors, and U.S. Bank National Association, as collateral agent.	—	8-K	—	10.5	10/15/2013

10.59	Transaction Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC, Caesars Entertainment Corporation, HIE Holdings, Inc., Harrah’s BC, Inc., PHW Las Vegas, LLC, PHW Manager, LLC, Caesars Baltimore Acquisition Company, LLC and Caesars Baltimore Management Company, LLC.	—	8-K	—	10.1	10/22/2013

10.60	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/22/2013

10.61	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.3	10/22/2013

10.62	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	8-K	—	10.4	10/22/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.63	Registration Rights Agreement, dated as of October 21, 2013, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.5	10/22/2013

10.64	Omnibus Voting Agreement, dated as of October 21, 2013, among Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC, TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC, Co-Invest Hamlet Holdings, Series LLC, Co-Invest Hamlet Holdings B, LLC, Hamlet Holdings LLC, Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	10.6	10/22/2013

10.65	Voting Agreement, dated as of July 9, 2016, among Caesars Entertainment Corporation, Hamlet Holdings LLC and the Holders party thereto.	—	8-K	—	10.1	7/11/2016

10.66	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	8-K	—	10.1	7/28/2014

10.67	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K	—	10.2	7/28/2014

10.68	Note Purchase and Support Agreement, dated as of August 12, 2014, among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation, and certain holders of CEOC’s 6.50% Senior Notes due 2016 and/or 5.75% Senior Notes due 2017.	—	10-Q**	6/30/2014	10.42	8/14/2014

10.69	Waiver Agreement dated as of August 12, 2014 by Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation for the exclusive benefit of UMB Bank, National Association, as successor trustee and any successor trustee under each of the Indentures referenced therein, and the registered and beneficial holders from time to time of the senior secured notes referenced therein.	—	8-K**	—	10.1	8/14/2014

10.70	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC, dated May 20, 2014.	—	8-K	—	99.1	5/21/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.71	Amended and Restated Waiver Agreement dated as of August 12, 2014 by Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation for the exclusive benefit of UMB Bank, National Association, as successor trustee and any successor trustee under each of the Indentures referenced therein, and the registered and beneficial holders from time to time of the senior secured notes referenced therein.	—	8-K**	—	10.1	9/19/2014

10.72	Summary Term Sheet for Proposed Restructuring, dated January 6, 2015, to Amended and Restated Restructuring Support and Forbearance Agreement, dated as of December 31, 2014, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	1/6/2015

10.73	Amendment, dated as of June 3, 2014, to the Amended and Restated Credit Agreement, dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	10-Q	9/30/2014	—	11/14/2014

10.74	Fifth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 7, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation, LeverageSource III (H Holdings), L.P., LeverageSource V, L.P. and each of the holders of First Lien Bond Claims party thereto.	—	8-K	—	10.1	10/8/2015

10.75	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bond Claims party thereto.	—	8-K/A	—	10.2	10/6/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.76	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bond Claims party thereto (conformed to reflect additional agreements among the parties as of November 14, 2016).	—	8-K	—	10.1	11/15/2016

10.77	Restructuring Support and Forbearance Agreement, dated as of August 21, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.1	8/24/2015

10.78	Second Amended Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.3	10/6/2016

10.79	Restructuring Support and Forbearance Agreement, dated as of July 20, 2015, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, and each of the holders of Second Lien Bond Claims party thereto.	—	8-K	—	10.1	7/21/2015

10.80	Restructuring Support and Forbearance Agreement, dated as of June 6, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.1	6/8/2016

10.81	Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself, each of the debtors in the Chapter 11 Cases and its other direct and indirect subsidiaries and Caesars Entertainment Corporation.	—	8-K	—	10.2	6/8/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.82	First Amended Restructuring Support and Forbearance Agreement, dated as of June 20, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.1	6/21/2016

10.83	Restructuring Support and Settlement Agreement, dated as of June 22, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and the statutory unsecured claimholders’ committee in the Chapter 11 Cases.	—	8-K	—	10.1	6/22/2016

10.84	First Amended and Restated Restructuring Support, Settlement and Contribution Agreement, dated as of July 9, 2016, between Caesars Entertainment Corporation and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.2	7/11/2016

10.85	Restructuring Support and Forbearance Agreement, dated as of July 31, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, and each of the holders of Second Lien Bond Claims party thereto.	—	8-K	—	10.1	8/1/2016

10.86	Amendment No. 1 to First Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.4	10/6/2016

10.87	Restructuring Support, Forbearance and Settlement Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, Caesars Acquisition Company (solely for Sections 2(b)(vii), 5(g) and 30), each of the holders of Second Lien Bond Claims party thereto and the Second Lien Committee.	—	8-K	—	10.1	10/6/2016

10.88	Consent to CIE Sale Transaction, dated as of July 30, 2016, by and between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	10.1	8/1/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.89	CIE Proceeds and Reservation of Rights Agreement, dated as of September 9, 2016 entered into by and among Caesars Interactive Entertainment, Inc., Caesars Acquisition Company, on behalf of itself and each of its direct and indirect subsidiaries, Caesars Entertainment Corporation, on behalf of itself and each of its direct and indirect subsidiaries, other than Caesars Entertainment Operating Company, Inc., and Caesars Entertainment Operating Company, Inc. on behalf of itself and each of the debtors in the Chapter 11 Cases.	—	8-K	—	10.1	9/12/2016

10.90	Amendment No. 1 to CIE Proceeds and Reservation of Rights Agreement, dated as of October 7, 2016, by and among Caesars Interactive Entertainment, LLC (formerly known as Caesars Interactive Entertainment, Inc.), Caesars Acquisition Company, on behalf of itself and each of its direct and indirect subsidiaries, Caesars Entertainment Corporation, on behalf of itself and each of its direct and indirect subsidiaries, other than Caesars Entertainment Operating Company, Inc., and Caesars Entertainment Operating Company, Inc. on behalf of itself and each of the debtors in the Chapter 11 Cases.	—	8-K	—	10.1	10/7/2016

10.91	First Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of September 23, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.1	9/26/2016

10.92	Second Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of October 7, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.2	10/7/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.93
Third Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of February 13, 2017, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.
		X

10.94	Settlement and Forbearance Agreement, dated as of August 15, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and Frederick Barton Danner.	—	8-K	—	99.1	8/17/2016

10.95†	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

10.96†	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

10.97†	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

10.98†	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2015

10.99†	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2016

10.100†	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-Q	6/30/2016	10.3	8/2/2016

10.101†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

10.102†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

10.103†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options Granted to Gary W. Loveman).	—	SC-TO-I	—	(d)(5)	7/25/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.104†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

10.105†	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K/A	12/31/2012	10.84	3/15/2013

10.106†	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	7/2/2013

10.107†	Form of Restricted Stock Unit Award Agreement (January 2015 Retention Grants).	—	8-K	—	10.1	1/9/2015

10.108†	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and each of its directors and executive officers.	—	S-1	—	10.75	11/16/2010

10.109†	Form of Stock Option Grant Agreement dated April 16, 2012 between Caesars Entertainment Corporation and Gary W. Loveman.	—	10-Q	3/31/2012	10.96	5/9/2012

10.110†	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

10.111†	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

10.112†	Financial Counseling Plan of Harrah's Entertainment, Inc., as amended January 1996.	—	10-K	12/31/1995	10.22	3/6/1996

10.113†	Waiver of Financial Counseling Plan, effective as of April 29, 2013, by and between Gary W. Loveman and Caesars Entertainment Corporation.	—	10-Q	3/31/2013	10.31	5/9/2013

10.114†	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K/A	12/31/2012	10.90	3/15/2013

10.115†	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K/A	12/31/2012	10.91	3/15/2013

10.116†	Form of Cash Award Agreement under 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/27/2016

10.117†	Form of Restricted Stock Unit Award Agreement (July 2016 Retention Awards).	—	8-K	—	10.4	7/6/2016

10.118†	Form of Cash Award Agreement (July 2016 Retention Awards).	—	8-K	—	10.5	7/6/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.119†	Employment Agreement made as of December 21, 2014, between Caesars Entertainment Corporation, a Delaware corporation, Caesars Enterprise Services, LLC, and, for certain purposes specified herein, only, Caesars Acquisition Company, and Gary W. Loveman.	—	10-K	12/31/2014	10.99	3/16/2015

10.120†	Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation, and Gary Loveman, dated September 20, 2012, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.100	3/16/2015

10.121†	Amendment and Restatement, dated as of December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation, and Gary Loveman, dated April 16, 2012, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.101	3/16/2015

10.122†	Amendment and Restatement, dated as of December 29, 2014, of that certain award agreement, made by and between Caesars Entertainment Corporation, and Gary Loveman, dated June 28, 2013, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.102	3/16/2015

10.123†	Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation and Gary Loveman, dated June 28, 2013, relating to an award of Restricted Stock Units under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.103	3/16/2015

10.124†	Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation and Gary Loveman, dated May 7, 2014, relating to an award of Options under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.104	3/16/2015

10.125†	Amendment and Restatement, dated December 29, 2014, of that certain award agreement made by and between Caesars Entertainment Corporation, and Gary Loveman, dated May 7, 2014, relating to an award of Restricted Stock Units under the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-K	12/31/2014	10.105	3/16/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.126†	Letter Agreement, dated February 4, 2015, among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Gary Loveman.	—	10-Q	6/30/2015	10.4	8/6/2015

10.127†	Employment Agreement dated February 5, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, and Mark Frissora.	—	10-K	12/31/2014	10.106	3/16/2015

10.128†	Amendment No. 1 to Employment Agreement, made as of August 4, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC and Mark Frissora.	—	10-Q	6/30/2015	10.5	8/6/2015

10.129†	Amendment No. 2 to Employment Agreement, made as of February 5, 2015, by and among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Mark Frissora.	—	8-K	—	10.1	7/6/2016

10.130†	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation, dated March 23, 2016.	—	8-K	—	10.2	7/6/2016

10.131†	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Acquisition Company, dated June 29, 2016.	—	8-K	—	10.3	7/6/2016

10.132†	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	8-K	—	10.1	1/9/2012

10.133†	Employment Agreement made as of April 2, 2009 by and between Caesars Entertainment Operating Company, Inc. and Timothy R. Donovan (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K/A	12/31/2012	10.87	3/15/2013

10.134†	Letter Agreement dated August 19, 2015, by and between Timothy Donovan and Caesars Enterprise Services, LLC	—	8-K	—	10.1	8/19/2015

10.135†	Consulting Agreement dated November 10, 2014 between Donald Colvin and Caesars Enterprise Services, LLC.	—	8-K	—	10.1	11/12/2014

10.136†	Employment Agreement, made as of November 10, 2014, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	8-K	—	10.2	11/12/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.137†	Caesars Acquisition Company Equity-Based Compensation Plan	—	8-K	—	10.1	4/16/2014

10.138†	Form Equity Compensation Grant Agreement under the Caesars Acquisition Company Equity-Based Compensation Plan.	—	8-K	—	10.2	4/16/2014

14	Amended and Restated Code of Business Conduct and Ethics, amended February 21, 2013	—	10-K/A	12/31/2013	14	3/15/2013

18.1	Preferability letter regarding changes in accounting principles	—	10-K/A	12/31/2013	18.1	3/15/2013

21	List of Subsidiaries	X

23	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1‡	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

32.2‡	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Gaming and Regulatory Overview	X

99.2	Term Sheet for Proposed Restructuring, dated September 26, 2016.	—	8-K	—	99.1	9/27/2016

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Denotes a management contract or compensatory plan or arrangement.
‡	Furnished herewith.
*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

**	Filed by Caesars Entertainment Operating Company, Inc.
***	Filed by Caesars Entertainment Resort Properties, LLC.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED BALANCE SHEETS

	As of December 31,
(In millions)	2016	2015
Assets
Current assets
Cash and cash equivalents	$78	$48
Restricted cash	16	—
Prepayments and other current assets	3	7
Intercompany receivables	—	18
Total current assets	97	73
Restricted cash	—	100
Deferred charges and other assets	89	94
Investment in subsidiary	3,846	1,871
Total assets	$4,032	$2,138

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$33	$4
Accrued expenses	56	35
Intercompany payables	20	—
Accrued restructuring and support expenses	6,601	905
Total current liabilities	6,710	944
Deferred credits and other liabilities	50	53
Deferred income taxes	449	154
Total liabilities	7,209	1,151
Total stockholders’ equity/(deficit)	(3,177)	987
Total liabilities and stockholders’ equity/(deficit)	$4,032	$2,138
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In millions)	2016	2015	2014
Net revenues	$2	$12	$—
Operating expenses
Income on interests in non-consolidated affiliates	—	—	(1)
(Gain)/loss on interests in subsidiaries	(2,083)	(144)	2,765
Corporate expense	96	95	14
Other operating costs	55	111	10
Total operating expenses	(1,932)	62	2,788
Income/(loss) from operations	1,934	(50)	(2,788)
Interest expense	(5)	(4)	(3)
Deconsolidation and restructuring of CEOC and other	(5,758)	6,110	15
Income/(loss) from operations before income taxes	(3,829)	6,056	(2,776)
Income tax benefit/(provision)	260	(136)	(7)
Net income/(loss)	(3,569)	5,920	(2,783)
Other comprehensive income, net of income taxes	—	—	—
Comprehensive income/(loss)	$(3,569)	$5,920	$(2,783)

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2016	2015	2014
Cash flows provided by/(used in) operating activities	$(47)	$(287)	$152
Cash flows from investing activities
Proceeds from long term receivable	—	40	—
Cash flows provided by investing activities	—	40	—
Cash flows from financing activities
Issuance of common stock, net of fees	—	—	136
Proceeds from the issuance of long-term debt	—	—	13
Repayments of long-term debt	—	(68)	—
Other financing	(7)	(2)	—
Cash flows provided by/(used in) financing activities	(7)	(70)	149
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(54)	(317)	301
Cash, cash equivalents, and restricted cash, beginning of period	148	465	164
Cash, cash equivalents, and restricted cash, end of period	$94	$148	$465
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
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2016 and 2015 was approximately $4.0 billion and $2.1 billion, respectively. Such restrictions are on net assets of Caesars Entertainment Corporation and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.

3.	Commitments, contingencies, and long-term obligations
For a discussion of the Company’s commitments, contingencies, and long-term obligations under its senior secured credit facilities, see Note 11 of the Company’s consolidated financial statements.

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
As described more fully in Note 1 of the Company’s consolidated financial statements, the Company made material commitments under CEOC’s plan of reorganization (the “Restructuring”) and is a defendant in litigation, including the Noteholder Disputes, and other noteholder disputes relating to certain CEOC transactions dating back to 2010. The circumstances described in Note 1 under “Going Concern” raise substantial doubt as to the Company’s ability to continue as a going concern without securing additional funding to meet its ongoing obligations and its commitments under the Restructuring. Additionally, in each of the litigation matters disclosed in Note 1 under “Litigation,” claims have been made or could be made against the Company that, if resolved against it, raise substantial doubt about the Company’s ability to continue as a going concern. Under the terms of the Restructuring, all such litigation should be resolved. However, in the event of a material adverse ruling on one or all of the litigation matters disclosed in Note 1, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

February 14, 2017	By:	/S/ MARK P. FRISSORA
Mark P. Frissora
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY BENJAMIN	Director	February 14, 2017
Jeffrey Benjamin

/s/ DAVID BONDERMAN	Director	February 14, 2017
David Bonderman

/s/ KELVIN DAVIS	Director	February 14, 2017
Kelvin Davis

/s/ FRED J. KLEISNER	Director	February 14, 2017
Fred J. Kleisner

/s/ GARY W. LOVEMAN	Director and Chairman of the Board	February 14, 2017
Gary W. Loveman

/s/ ERIC PRESS	Director	February 14, 2017
Eric Press

/s/ MARC ROWAN	Director	February 14, 2017
Marc Rowan

/s/ DAVID SAMBUR	Director	February 14, 2017
David Sambur

/s/ CHRISTOPHER J. WILLIAMS	Director	February 14, 2017
Christopher J. Williams

/s/ BERNARD L. ZUROFF	Director	February 14, 2017
Bernard L. Zuroff

/s/ MARK P. FRISSORA	Director, President, and	February 14, 2017
Mark P. Frissora	Chief Executive Officer

/s/ ERIC HESSION	Executive Vice President and	February 14, 2017
Eric Hession	Chief Financial Officer

/s/ KEITH A. CAUSEY	Senior Vice President and	February 14, 2017
Keith A. Causey	Chief Accounting Officer