Form 10-Q
period 2017-03-31
CAESARS ENTERTAINMENT Corp
filed 2017-05-02
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common stock, $0.01 par value	148,721,371

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents ($1,115 and $1,157 attributable to our VIEs)	$1,454	$1,513
Restricted cash ($3,000 and $3,040 attributable to our VIEs)	3,041	3,113
Receivables, net ($84 and $76 attributable to our VIEs)	159	160
Due from affiliates ($26 and $64 attributable to our VIEs)	26	64
Prepayments and other current assets ($80 and $61 attributable to our VIEs)	145	118
Inventories ($5 and $7 attributable to our VIEs)	17	20
Total current assets	4,842	4,988
Property and equipment, net ($2,534 and $2,537 attributable to our VIEs)	7,429	7,446
Goodwill ($206 and $206 attributable to our VIEs)	1,608	1,608
Intangible assets other than goodwill ($187 and $191 attributable to our VIEs)	417	433
Restricted cash ($5 and $5 attributable to our VIEs)	105	5
Deferred charges and other assets ($235 and $240 attributable to our VIEs)	411	414
Total assets	$14,812	$14,894

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable ($114 and $143 attributable to our VIEs)	$188	$215
Due to affiliates ($47 and $94 attributable to our VIEs)	67	112
Accrued expenses and other current liabilities ($307 and $312 attributable to our VIEs)	641	664
Accrued restructuring and support expenses	7,033	6,601
Interest payable ($30 and $14 attributable to our VIEs)	133	67
Current portion of long-term debt ($20 and $21 attributable to our VIEs)	46	89
Total current liabilities	8,108	7,748
Long-term debt ($2,252 and $2,254 attributable to our VIEs)	6,743	6,749
Deferred income taxes	1,794	1,722
Deferred credits and other liabilities ($34 and $33 attributable to our VIEs)	93	93
Total liabilities	16,738	16,312
Commitments and contingencies (Note 8)
Stockholders’ deficit
Caesars stockholders’ deficit	(3,722)	(3,177)
Noncontrolling interests	1,796	1,759
Total stockholders’ deficit	(1,926)	(1,418)
Total liabilities and stockholders’ deficit	$14,812	$14,894

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Revenues
Casino	$532	$538
Food and beverage	196	201
Rooms	243	229
Other revenue	129	122
Less: casino promotional allowances	(137)	(140)
Net revenues	963	950
Operating expenses
Direct
Casino	283	285
Food and beverage	93	93
Rooms	63	59
Property, general, administrative, and other	234	250
Depreciation and amortization	102	112
Corporate expense	33	41
Other operating costs	(3)	22
Total operating expenses	805	862
Income from operations	158	88
Interest expense	(147)	(151)
Restructuring of CEOC and other	(463)	(237)
Loss from continuing operations before income taxes	(452)	(300)
Income tax provision	(72)	(7)
Loss from continuing operations, net of income taxes	(524)	(307)
Discontinued operations, net of income taxes	—	33
Net loss	(524)	(274)
Net income attributable to noncontrolling interests	(22)	(34)
Net loss attributable to Caesars	$(546)	$(308)

Loss per share - basic and diluted
Basic and diluted loss per share from continuing operations	$(3.71)	$(2.35)
Basic and diluted earnings per share from discontinued operations	—	0.23
Basic and diluted loss per share	$(3.71)	$(2.12)

Weighted-average common stock outstanding	147	145
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)

	Caesars Stockholders’ Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2015	$1	$(21)	$8,190	$(7,184)	$1	$987	$1,246	$2,233
Net income/(loss)	—	—	—	(308)	—	(308)	34	(274)
Stock-based compensation	—	(3)	10	—	—	7	—	7
CIE stock transactions, net	—	—	(13)	—	—	(13)	(5)	(18)
Other	—	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2016	$1	$(24)	$8,187	$(7,492)	$1	$673	$1,273	$1,946

Balance as of December 31, 2016	$1	$(29)	$7,605	$(10,753)	(1)	$(3,177)	$1,759	$(1,418)
Net income/(loss)	—	—	—	(546)	—	(546)	22	(524)
Stock-based compensation	—	(7)	8	—	—	1	—	1
Change in noncontrolling interest, net of distributions and contributions	—	—	1	(1)	—	—	15	15
Balance as of March 31, 2017	$1	$(36)	$7,614	$(11,300)	$(1)	$(3,722)	$1,796	$(1,926)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows provided by operating activities	$125	$64
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(72)	(44)
Return of investment from discontinued operations	—	68
Proceeds from the sale and maturity of investments	5	20
Investments in non-consolidated affiliates	(10)	—
Payments to acquire investments	(6)	(3)
Other	—	(1)
Cash flows provided by/(used in) investing activities	(83)	40
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	—	55
Repayments of long-term debt and revolving credit facilities	(54)	(104)
Repurchase of CIE shares and distribution of sale proceeds	—	(28)
Distributions to noncontrolling interest owners	(12)	(6)
Other	(7)	3
Cash flows used in financing activities	(73)	(80)
Cash flows from discontinued operations
Cash flows from operating activities	—	53
Cash flows from investing activities	—	(6)
Cash flows from financing activities	—	(68)
Net cash from discontinued operations	—	(21)

Change in cash, cash equivalents, and restricted cash classified as held for sale	—	18

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(31)	21
Cash, cash equivalents, and restricted cash, beginning of period	4,631	1,394
Cash, cash equivalents, and restricted cash, end of period	$4,600	$1,415

Supplemental Cash Flow Information
Cash paid for interest	$75	$80
Cash paid for income taxes	—	24
Non-cash investing and financing activities:
Change in accrued capital expenditures	(2)	9

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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”).
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Statements of Operations and Comprehensive Income as our “Statements of Operations,” and (iii) our Consolidated Condensed Balance Sheets as our “Balance Sheets.”
Note 1 - Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. CEC owns 100% of Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). CERP and CGP own a total of 12 casino properties in the United States, eight of which are in Las Vegas. These eight casino properties represented 67% of consolidated net revenues for the three months ended March 31, 2017.
CEC also holds a majority interest in Caesars Entertainment Operating Company, Inc. (“CEOC”). The results of CEOC and its subsidiaries are no longer consolidated with Caesars subsequent to CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filing for reorganization in January 2015 under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”).
Caesars Enterprise Services, LLC
Caesars Enterprise Services, LLC (“CES”) is a services joint venture formed by CERP, CEOC, and a subsidiary of CGP (Caesars Growth Properties Holdings, LLC, or “CGPH”) (collectively, the “Members”). CES provides certain corporate and administrative services for the Members’ casino properties and related entities, including substantially all of the casino properties owned by CEOC and casinos owned by unrelated third parties. CES manages certain assets for the casino properties to which it provides services, and it employs certain of the corresponding employees. CES owns, licenses or controls other assets and uses them to provide services to the Members. Under the terms of the Omnibus License and Enterprise Services Agreement, CEC and its operating subsidiaries continue to have access to the services historically provided to us by CEOC and its employees, its trademarks, and its programs.
Reportable Segments
We view each casino property as an operating segment and currently aggregate all such casino properties into two reportable segments based on management’s view, which aligns with their ownership and underlying credit structures: CERP and CGP.
On September 23, 2016, Caesars Interactive Entertainment (“CIE”), a wholly owned subsidiary of CGP, sold its social and mobile games business (the “SMG Business”) and retained only its World Series of Poker (“WSOP”) and regulated online real money gaming businesses. The SMG Business represented the majority of CIE’s operations and is classified as discontinued operations for all periods presented (see Note 14).
Announced Merger with Caesars Acquisition Company
Caesars Acquisition Company (“CAC”) was formed on February 25, 2013 to make an equity investment in CGP, a joint venture between CAC and certain subsidiaries of CEC, and directly owns 100% of the voting membership units of CGP and serves as CGP’s managing member. Certain subsidiaries of CEC hold 100% of the non-voting membership units of CGP.
CEC and CAC entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, as amended by the First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, CAC will merge with and into CEC, with CEC as

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the surviving company (the “Merger”). Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of CAC common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into, and become exchangeable for, that number of shares of CEC common stock equal to 1.625 (the “Exchange Ratio”).
We expect the Merger to be accounted for as a transaction among entities under common control, which will result in CAC being consolidated into Caesars at book value as an equity transaction.
Going Concern
Management assesses CEC’s entity’s ability to continue as a going concern on a quarterly basis, and the following information reflects the results of our assessment as of CEC’s ability to continue as a going concern.
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
CEC entered into the CIE Proceeds and Reservation Rights Agreement (as amended on October 7, 2016) with CIE, CEOC and CAC (the “CIE Proceeds Agreement”), which allows for up to $235 million of the proceeds from the sale of the SMG Business to be distributed to CEC in order to pay certain fees in support of the Restructuring, including the payment to CEOC described below (“CEC Expense Amounts”). As of March 31, 2017, $129 million remained available to CEC under this agreement. After taking into account the cash available to pay the CEC Expense Amounts under the CIE Proceeds Agreement and other sources of liquidity, CEC expects to have sufficient cash to meet its ongoing obligations as they come due for at least 12 months beyond the issuance date of these financial statements. However, there are restrictions governing when and how the cash designated for CEC Expense Amounts can be used (see Note 2). Upon completion of the Merger, CEC also expects to gain access to the remaining proceeds from the sale of the SMG Business, which will be used to fund its other commitments in support of the Restructuring.
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
CEOC Reorganization
On January 13, 2017, the Debtors filed an amended plan of reorganization (the “Third Amended Plan”) with the Bankruptcy Court that replaces all previously filed plans. CEC, CAC, the Debtors and CEOC’s major creditor groups have agreed to support the Third Amended Plan. The Bankruptcy Court confirmed the Third Amended Plan on January 17, 2017.
As part of the Third Amended Plan, it is anticipated that CEOC will be divided into two companies - OpCo and PropCo. OpCo will operate CEOC’s properties and facilities. PropCo will hold certain of CEOC’s real property assets and related fixtures and will lease those assets to OpCo. It is anticipated that OpCo will be a wholly owned consolidated subsidiary of CEC subsequent to

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEOC’s emergence and will contract with another subsidiary of CEC to manage the facilities to be leased from PropCo. PropCo will be a separate entity and will not be consolidated by CEC.
Although the Third Amended Plan has been confirmed by the Bankruptcy Court, we must still obtain regulatory approval in certain of the jurisdictions in which we have gaming operations in order for CEOC to successfully emerge from bankruptcy. In addition, the Third Amended Plan remains subject to completion of (i) the Merger, as to which we have filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-4 and will respond to comments as received; (ii) certain financing transactions, including raising $1.2 billion of capital for OpCo (the committed terms of which were announced on April 4, 2017) and an anticipated $1.8 billion to $2.2 billion of commercial mortgage backed securities at PropCo led by JP Morgan Securities LLC and Barclays Capital Inc. (the process for which is underway); and (iii) various other closing conditions. In addition, CEOC continues to complete the formation of PropCo and related entities and take such other steps necessary to enable PropCo to carry out the transactions contemplated under the Third Amended Plan and commence operations on the Effective Date (as defined below).
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
As a result of the Bankruptcy Court’s confirmation of the Third Amended Plan, we believe it is probable that certain obligations described in the Third Amended Plan and the RSAs will ultimately be settled, and therefore, we have accrued the items that are estimable in accrued restructuring and support expenses on the Balance Sheets, as described in the table below. During the first quarter of 2017, we updated our accruals primarily for changes in fair value of our accrued restructuring and support expenses and recorded an additional $466 million in restructuring of CEOC and other in the statement of operations, which increased our total accrual to $7.0 billion as of March 31, 2017.
We estimated the total consideration we expect to provide in support of the Restructuring, which includes a combination of cash, CEC common stock, and CEC Convertible Notes (as defined below). Accrued restructuring and support expenses does not include the consideration that will be issued as part of the acquisition of OpCo (as defined below), which will be recorded when the transaction is consummated.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accrued Restructuring and Support Expenses

	Accrued as of
(In millions)	March 31, 2017	December 31, 2016
Forbearance fees and other payments to creditors	$975	$970
Bank Guaranty Settlement	738	734
Issuance of CEC common stock	3,367	2,936
Issuance of CEC Convertible Notes	1,630	1,600
PropCo Call Right agreement	131	131
Payment of creditor expenses, settlement charges, and other fees	157	195
Payment to CEOC	35	35
Total accrued	$7,033	$6,601
The amounts disclosed above are reported net of payments totaling $34 million during each of the three months ended March 31, 2017 and the year ended December 31, 2016.
Forbearance Fees and Other Payments to Creditors. CEC has agreed to pay certain fees in exchange for CEOC’s major creditors agreeing to forebear from exercising their rights and remedies under certain of CEOC’s credit agreements and to stay all pending litigation.
Bank Guaranty Settlement. In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee was limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consented to the Bank Amendment. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts. Pursuant to the Third Amended Plan, the CEOC creditors have agreed to eliminate the CEC Collection Guarantee, and we recorded $738 million as an estimate of the liability based on the terms of the agreement.
Issuance of CEC Common Stock. CEC will issue CEC common stock for the settlement of claims and potential claims and is obligated to repurchase at least $1.0 billion worth of the issued shares at a fixed price. As of March 31, 2017, our accrual includes the $1.0 billion repurchase obligation plus the estimated fair value of $2.4 billion for the net shares that we expect to issue after satisfying the repurchase obligation, which is subject to remeasurement on a quarterly basis. Additionally, we have accrued a liability for the fair value associated with the creditors’ right to require CEC to repurchase up to $200 million worth of the newly-issued CEC common stock.
CEC’s majority stockholders, the Sponsors (as defined in Note 15), have agreed that their CEC common stock shall be contributed to CEC as part of the Restructuring and for the settlement of claims and potential claims. Therefore, our accrual also includes the fair value of the shares held by the Sponsors. We will reduce the estimate of our obligation upon receipt of the shares from the Sponsors, with an offsetting amount recorded to equity, which is expected to occur on the Effective Date. See Note 7 for additional information on fair value measurements and how this value was determined.
Issuance of CEC Convertible Notes. CEC will issue approximately $1.1 billion in face value of convertible notes (the “CEC Convertible Notes”) to the CEOC creditors for the settlement of claims and potential claims, and our accrual represents the estimated fair value of the notes to be issued. See Note 7.
PropCo Call Right Agreement. PropCo will have a call right for up to five years to purchase the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP and Harrah’s New Orleans from CGP (subject to the terms of the CERP and CGPH credit agreements) (the “PropCo Call Right”). Our accrual represents the estimated fair value of the call right related to Harrah's Atlantic City and Harrah's Laughlin. See Note 8. We are unable to estimate the fair value related to the Harrah's New Orleans call right due to uncertainty regarding the negotiation of certain terms that would allow the call right to be exercised for this property.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Payment of Creditor Expenses, Settlement Charges, and Other Fees. Pursuant to the Third Amended Plan, CEC has agreed to pay certain professional fees incurred by CEOC’s creditors and has agreed to pay other ancillary fees and settlement amounts.
Payment to CEOC. In addition, and separate from the transactions and agreements described above, because there was not a comprehensive out-of-court restructuring of CEOC's debt securities or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes by February 15, 2016, a debt agreement entered into by CEOC in 2014 contemplates an additional payment to CEOC of $35 million from CEC. During the first quarter of 2015, we accrued this liability in accrued restructuring and support expenses on the Balance Sheet, which was paid during the second quarter of 2017 using a portion of the proceeds from the sale of the SMG Business.
Other Commitments Under the Third Amended Plan
The following represents other commitments or potential obligations to which CEC has agreed as part of the Third Amended Plan and certain of the RSAs, none of which have been accrued as of March 31, 2017.

•	Purchase 100% of OpCo common stock for $700 million;

•	Issuance of CEC common stock in exchange for OpCo preferred stock;

•	PropCo has right of first refusal on the real property assets associated with all new domestic non-Las Vegas gaming facility opportunities, with CEC or OpCo leasing such properties; and

•	Guarantee of OpCo’s payment obligations to PropCo under the leases of the CEOC Properties.
The acquisitions of OpCo equity represent future investment transactions and will be recorded when (or if) the transactions are consummated. The PropCo right of first refusal is not a financial obligation that would require accrual. The guarantees of OpCo’s payment and debt obligations relate to OpCo commitments that do not yet exist, and thus do not give rise to any obligations for CEC as of March 31, 2017.
Liquidity
Caesars Entertainment is a highly-leveraged company and had $6.9 billion in consolidated debt outstanding as of March 31, 2017. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our consolidated estimated debt service (including principal and interest) for the remainder of 2017 is $526 million and $8.8 billion thereafter to maturity. See Note 9 for details of our debt outstanding, debt service requirements, and restrictive covenants.
Cash and Available Revolver Capacity

	March 31, 2017
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$224	$1,031	$84	$115
Revolver capacity	270	160	—	—
Revolver capacity drawn or committed to letters of credit	—	—	—	—
Total	$494	$1,191	$84	$115
Consolidated cash and cash equivalents, excluding restricted cash, as shown in the table above include amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including its insurance captives.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. Its primary assets as of March 31, 2017, consist of $115 million in cash and cash equivalents and its ownership interests in CEOC, CERP, and CGP. CEC’s cash and cash equivalents includes $109 million held by its insurance captives. Provisions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) substantially restrict the ability of CERP, CGP, and their subsidiaries to provide dividends to CEC. In addition, CEC does not receive any financial benefit from CEOC during CEOC’s bankruptcy, as all earnings and cash flows are retained by CEOC for the benefit of its creditors.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries. Accordingly, CEC cash outflows are primarily used for corporate development opportunities and other corporate-level activity, including defending itself in the litigation in which it has been named as a defendant (see Note 3). As described previously, as of March 31, 2017, CEC had $129 million remaining under the CIE Proceeds agreement from which it is able to fund certain eligible CEC Expense Amounts. Otherwise, CEC is generally limited to raising additional capital through borrowings or equity transactions because it has no operations of its own and the restrictions on its subsidiaries under lending arrangements generally prevent the distribution of cash from the subsidiaries to CEC, except for certain restricted payments that CERP and CGPH are authorized to make in accordance with their lending arrangements.
Litigation
In addition to financial commitments described above, we have the following outstanding uncertainties for which we have not accrued any amounts, all of which are described in Note 3:

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014 (the “Delaware Second Lien Lawsuit”);

•	Litigation commenced by parties on September 3, 2014 and October 2, 2014 (the “Senior Unsecured Lawsuits”);

•	Litigation commenced by UMB Bank on November 25, 2014 (the “Delaware First Lien Lawsuit”);

•	Demands for payment made by Wilmington Savings Fund Society, FSB on February 13, 2015 (the “February 13 Notice”);

•	Demands for payment made by BOKF, N.A., on February 18, 2015 (the “February 18 Notice”);

•	Litigation commenced by BOKF, N.A. on March 3, 2015 (the “New York Second Lien Lawsuit”);

•	Litigation commenced by UMB Bank on June 15, 2015 (the “New York First Lien Lawsuit”); and

•	Litigation commenced by Wilmington Trust, National Association on October 20, 2015 (the “New York Senior Notes Lawsuit”).
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
While this report was prepared at the request of the Bankruptcy Court, none of the findings included therein are legally binding on the Bankruptcy Court or any party. CEC contests many of the examiner’s findings, including his findings that CEOC was insolvent at relevant times, that there were breaches of fiduciary duty, that CEOC did not receive fair value for assets transferred, that there were fraudulent transfers, and as to the calculation of damages. CEC believes that each of the challenged transactions was undertaken to provide CEOC with the liquidity and resources required to sustain it and provide time to recover from significant market challenges. In any event, under the terms of the Restructuring, all such matters will be resolved pursuant to CEOC’s Plan of Reorganization.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 2 — Basis of Presentation and Principles of Consolidation
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated condensed financial statements of Caesars have been prepared under the rules and regulations of the SEC applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2017 fiscal year. All amounts presented in these consolidated condensed financial statements and notes thereto exclude the operating results and cash flows of CEOC subsequent to January 2015, and the assets, liabilities, and equity of CEOC as of March 31, 2017 and December 31, 2016.
Reclassifications
For the three months ended March 31, 2016, $5.1 million was reclassified from food and beverage revenues to other revenue, and certain other immaterial prior year amounts have also been reclassified to conform to the current year’s presentation. The financial results related to the SMG Business were classified as discontinued operations for all periods presented effective beginning in the third quarter of 2016 (see Note 14).
Cash, Cash Equivalents, and Restricted Cash
We adopted Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash, during the fourth quarter of 2016, and retrospectively applied the amendments. Prior to adopting ASU No. 2016-18, our consolidated statements of cash flows reported changes in restricted cash as investing activities and excluded restricted cash from the beginning and ending balances of cash and cash equivalents. The effect on prior periods of adopting the new guidance includes: (i) increases in cash, cash equivalents, and restricted cash balances to $1.4 billion as of both March 31, 2016 and December 31, 2015; and (ii) a decrease of $103 million in cash flows provided by investing activities for the three months ended March 31, 2016.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheets that sum to amounts reported on the consolidated statements of cash flows.

(In millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$1,454	$1,513
Restricted cash, current portion	3,041	3,113
Restricted cash, non-current portion	105	5
Total cash, cash equivalents, and restricted cash	$4,600	$4,631
Other Operating Costs
Other operating costs primarily includes write-downs, reserves, and project opening costs, net of recoveries and acquisition and integration costs. During the 2017 quarter, CEC was reimbursed $19 million for amounts related to the joint venture development in Korea that were deemed uncollectible and written off in 2015.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Consolidation of CGP
Effective in 2013, CGP was determined to be a VIE, and Caesars was determined to be the primary beneficiary. CAC is the sole voting member of CGP and holds a material noncontrolling interest in CGP. Common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings (as defined in Note 15). Neither CAC nor CGP guarantees any of CEC’s debt, and neither the creditors nor the beneficial holders of CGP have recourse to the general credit of CEC.
CGP generated net revenues of $421 million and $426 million for the three months ended March 31, 2017 and 2016, respectively. Net loss attributable to Caesars related to CGP was $11 million for the three months ended March 31, 2017 and net income attributable to Caesars related to CGP was $4 million for the three months ended March 31, 2016.
Our consolidated restricted cash includes amounts held by CGP of $3.0 billion as of both March 31, 2017 and December 31, 2016. As of March 31, 2017, the majority of the balance is restricted under the terms of the CIE Proceeds Agreement, which requires a portion of the proceeds from the sale of the SMG Business be deposited into the CIE escrow account (the "CIE Escrow Account"). Up to $235 million may be distributed from the CIE Escrow Account to CEC in order to pay the CEC Expense Amounts only: (i) pursuant to the terms of the term sheet included in the CIE Proceeds Agreement and the agreement entered into among Wilmington Trust, National Association, CIE and CEOC, governing the CIE Escrow Account, (ii) with the joint written consent of CIE and CEOC, or (iii) pursuant to an order of a court of competent jurisdiction.
Consolidation of CES
A steering committee acts in the role of a board of managers for CES with each Member entitled to appoint one representative to the steering committee. Each Member, through its representative, is entitled to a single vote on the steering committee; accordingly, the voting power of the Members does not equate to their ownership percentages. Therefore, we determined that CES was a VIE, and we concluded that CEC is the primary beneficiary because our combined economic interest in CES, through our subsidiaries, represents a controlling financial interest.
Expenses incurred by CES are allocated to the casino properties directly or to the Members according to their allocation percentages, subject to annual review (see Note 15). Therefore, CES is a "pass-through" entity that serves as an agent on behalf of the Members at a cost-basis, and is contractually required to fully allocate its costs. CES is designed to have no operating cash flows of its own, and any net income or loss is generally immaterial and is typically subject to allocation to the Members in the subsequent period.
Consolidation Considerations for CEOC
CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We concluded that CEOC is a VIE and that we are not the primary beneficiary; therefore, we no longer consolidate CEOC, but account for our investment in CEOC as a cost method investment subsequent to the deconsolidation. CEOC’s ownership interest in CES was $31 million and $33 million as of March 31, 2017 and December 31, 2016, respectively, and is accounted for as noncontrolling interest.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Bankruptcy Court entered an agreed order staying this proceeding (and others). The stay will remain in effect until the earlier of (a) the Effective Date, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders or (c) further order of the Bankruptcy Court.
We believe that the claims and demands described above against CEC are without merit and we intend to defend the Company vigorously. The claims against CEOC have been stayed due to the Chapter 11 process and, as described above, the actions against CEC have now also been stayed. See additional disclosure relating to CEOC’s Chapter 11 filing in Note 1. In the event that the litigation stays are ever lifted, we believe that the Noteholder Disputes and the Parent Guarantee Lawsuits present a reasonably possible likelihood of an adverse outcome. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC (the “Financial Restructuring”) and should a court find in favor of the claimants in some or all of the Noteholder Disputes, such determination would likely lead to a CEC reorganization under Chapter 11 of the Bankruptcy Code (see Note 1). We are not able to estimate a range of reasonably possible losses should any of the Noteholder Disputes ultimately be resolved against us, although they could potentially exceed $11 billion.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On March 18, 2015, before the Standstill Agreement was executed, the NRF and its fund manager commenced a collection action in the S.D.N.Y. against CEC, CERP and all non-debtor members of the CEC Controlled Group for the payment of the first quarterly payment of withdrawal liability, which the NRF contended was due on March 15, 2015 (the “NRF Action”). On December 25, 2015, the District Judge entered an Order adopting the Magistrate Judge’s recommendation to deny defendants’ motion to dismiss over the defendants’ objections on the ground that the defendants’ arguments must first be arbitrated under ERISA. On February 26, 2016, the NRF and its fund manager filed a motion for summary judgment against CEC and CERP for payment of the first quarterly payment of withdrawal liability and for interest, liquidated damages, attorneys’ fees and costs. On November 7, 2016, the District Judge entered an Order adopting the Magistrate Judge’s recommendation to grant partial summary judgment to the NRF Action plaintiffs over CEC and CERP’s objections on the ground that CEC and CERP’s further arguments must also first be arbitrated under ERISA. CEC and CERP filed a Notice of Appeal to protect their rights in response to this Order. Subsequently, the District Judge determined that no final order or judgment was entered, and thus the Notice of Appeal was premature. Accordingly, the parties stipulated to the dismissal of the appeal without prejudice to any party’s rights to appeal a final appealable judgment that may later be entered in the case.
On December 5, 2016, an interlocutory judgment was entered against CEC and CERP comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under ERISA. On December 19, 2016, a CEC and CERP filed a motion to certify a final judgment under Rule 54(b) of the Federal Rules of Civil Procedure for immediate appeal and to

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

stay the NRF Action plaintiffs’ motions to amend and for summary judgment, as described below. On January 11, 2017, the District Court granted the motion to certify a final judgment under Rule 54(b) in the amount of $9 million, but denied the motion for a stay, and a judgment in that amount was entered the next day. CEC has appealed this decision to the Second Circuit, and has bonded the judgment pending appeal. On February 3, 2017, the NRF Action plaintiffs filed a motion for an order permitting plaintiffs to execute on the Rule 54(b) judgment immediately, which CEC and CERP opposed. The district court has not yet ruled on this motion.
On December 23, 2016, the NRF Action plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the NRF Action plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the NRF Action plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys’ fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. The magistrate judge has not yet ruled on these motions.
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the Five Employers, the NRF, the NRF’s Legacy Plan, the NRF’s Trustees, and others entered into a Settlement Agreement (the “NRF Settlement Agreement”).  Under the NRF Settlement Agreement, on the effective date of the Debtors’ reorganization plan, CEC would pay $45 million to the NRF (the “NRF Payments”) in three different baskets: (1) a settlement basket consisting of $10 million as litigation settlement and $5 million for legal fee reimbursement; (2) a contribution basket consisting of $15 million, which sum will grow at 3.1% per year, and which, beginning 17.5 years after the plan effective date, will be applied to offset the first $8 million of contributions from the Five Employers to the Legacy Plan annually until completely utilized; and (3) a withdrawal liability basket of $15 million, which does not grow, to be applied if there is a partial or complete withdrawal at any time after the plan effective date. Upon the NRF Payments being made, mutual releases will be exchanged between the CEC-affiliated parties and the NRF-affiliated parties to the Settlement Agreement. On March 20, 2017, the Debtors moved for the Settlement Agreement to be approved by the Bankruptcy Court. On April 19, 2017, the Bankruptcy Court approved the NRF Settlement Agreement, and the parties have filed joint requests to stay all actions and appeals relating to the CEC Action and the NRF Action pending the settlement becoming final.
As of March 31, 2017, the Company has accrued $30 million related to the litigation settlement, the legal fee reimbursement, and the withdrawal liability in accrued expenses and other current liabilities on the Balance Sheet. The payment related to the contribution basket will be accounted for as a prepayment toward future pension contributions.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Note 4 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification.
Intangibles - Goodwill and Other - January 2017: Amendments in this update intend to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for fiscal years beginning after December 15, 2019, and interim period within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We currently plan to implement the updated guidance when we perform our annual goodwill impairment assessment as of October 1, or earlier, if impairment indicators exist.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5 — Property and Equipment

(In millions)	March 31, 2017	December 31, 2016
Land and land improvements	$3,584	$3,584
Buildings and leasehold improvements	4,164	4,149
Furniture, fixtures, and equipment	1,354	1,346
Construction in progress	97	55
Total property and equipment	9,199	9,134
Less: accumulated depreciation	(1,770)	(1,688)
Total property and equipment, net	$7,429	$7,446
Depreciation Expense and Capitalized Interest

	Three Months Ended March 31,
(In millions)	2017	2016
Depreciation expense (1)	$87	$96
Capitalized interest	1	—
____________________

(1)
Depreciation expense in the first quarter of 2017 includes $5 million of accelerated depreciation due to asset removal and replacement in connection with property renovations primarily at Planet Hollywood Resort & Casino compared with $20 million in 2016 related to property renovations primarily at Harrah’s Las Vegas and Flamingo Las Vegas.

Note 6 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2016	$285	$1,608	$148
Amortization	(16)	—	—
Balance as of March 31, 2017	$269	$1,608	$148

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2017				December 31, 2016
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Customer relationships	4.2	$893	$(645)	$248	$893	$(630)	$263
Contract rights	7.8	3	(1)	2	3	(1)	2
Gaming rights and other	7.3	43	(24)	19	43	(23)	20
		$939	$(670)	269	$939	$(654)	285
Non-amortizing
Trademarks				126			126
Gaming rights				22			22
				148			148
Total intangible assets other than goodwill				$417			$433
Note 7 — Fair Value Measurements
Investments
Investments reported at fair value primarily consist of government bonds held by our captive insurance entities totaling $48 million and $47 million as of March 31, 2017 and December 31, 2016, respectively. These investments are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. Because the fair value of these instruments is not estimated individually, but rather in the aggregate using alternative pricing methods, their fair value is classified as Level 2. These investments primarily represent collateral for several escrow and trust agreements with third-party beneficiaries and are recorded in deferred charges and other in the Balance Sheets while a portion is included in prepayments and other current assets.
Restructuring Commitments
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2017
Liabilities:
Issuance of CEC Convertible Notes	$1,630	$—	$—	$1,630
Issuance of CEC common stock	2,367	—	2,367	—
PropCo Call Right	131	—	—	131
Total liabilities at fair value	$4,128	$—	$2,367	$1,761
December 31, 2016
Liabilities:
Issuance of CEC Convertible Notes	$1,600	$—	$—	$1,600
Issuance of CEC common stock	1,936	—	1,936	—
PropCo Call Right	131	—	—	131
Total liabilities at fair value	$3,667	$—	$1,936	$1,731

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in Level 3 Fair Value Measurements

	Three Months Ended March 31, 2017
(In millions)	CEC Convertible Notes	PropCo Call Right
Balance as of beginning of period	$1,600	$131
Loss in restructuring of CEOC and other	30	—
Balance as of end of period	$1,630	$131
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
Key Assumptions -

•	Incremental cost of borrowing - 5%

•	Expected volatility - 30%

•	Risk-free rate - 2.2%
Since the key assumptions used in the valuation model, including CEC’s estimated incremental post-emergence cost of borrowing and the expected volatility of CEC’s equity, are significant unobservable inputs, the fair value for the CEC Convertible Notes is classified as Level 3. Should CEC’s estimated incremental cost of borrowing or equity value fluctuate over time, it could result in an increase or decrease in the fair value of the notes and the corresponding restructuring accrual. Specifically, a decrease in the incremental borrowing rate or an increase in the expected volatility of CEC’s Common Stock would result in an increase in the restructuring accrual.
CEC Common Stock - CEC will issue CEC common stock for the settlement of claims and potential claims and is obligated to repurchase at least $1.0 billion worth of the issued shares at a fixed price. The value of the purchase obligation is not subject to change; therefore, the estimated fair value primarily represents the net shares that we expect to issue after satisfying the repurchase obligation. We have used the fair value of CEC’s common stock to estimate this portion of the restructuring accrual.
Additionally, a portion of our accrued liability represents the fair value associated with the creditors’ right to require CEC to repurchase up to $200 million worth of the newly-issued CEC common stock. We determined the estimate fair value of this potential obligation using the Black-Scholes Option Valuation Model, which incorporates assumptions regarding the value of CEC’s equity, estimated volatility of CEC common equity, and the risk-free rate.
The CEC common equity value is subject to market fluctuations and does not necessarily reflect the final value of completing the transactions contemplated in the Third Amended Plan and the related RSAs. The valuation models used to estimate the fair value of CEC’s common stock expected to be issued do not require significant judgment and inputs can be observed in a liquid market, such as the current trading price and expected volatility of CEC common stock (as observed through the pricing of publicly-traded options of CEC’s common stock). However, the valuation model includes inputs other than quoted prices in active markets, such as adjustments related to the dilutive effects of other transactions, including equity issuances in connection with the Restructuring and the Merger; therefore, this portion of the restructuring accrual is classified as Level 2.

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
The valuation model used to estimate the fair value of the PropCo Call Right is a Monte Carlo simulation and utilized the following key assumptions:
Key Assumptions -

•	Ratio of EBITDAR to Initial Rent under Property Lease - 1.67 to 1.00

•	EBITDAR volatility - 25%

•	Enterprise value to revenue volatility - 14%

•	Ratio of initial purchase price to property lease rent - 12.00 to 1.00

•	EBITDAR to multiple correlation - 0.0%

•	Composite projected revenue growth rate - 2.4%

•	Composite projected EBITDAR margin growth rate - 23.2%
Since the key assumptions used in the valuation model are significant unobservable inputs, the fair value for the call right is classified as Level 3. Should these assumptions fluctuate over time, it could result in an increase or decrease in the fair value of the call right and the corresponding restructuring accrual. Specifically, an increase in the volatility assumptions would result in an increase in the restructuring accrual. We are unable to estimate the fair value related to the Harrah’s New Orleans call right due to uncertainty regarding the negotiation of certain terms that would allow the call right to be exercised for this property.
Note 8 — Contractual Commitments and Contingent Liabilities
Contractual Commitments
Except as described in Note 1, during the three months ended March 31, 2017, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2016.
Contingent Liabilities
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance effective in the first quarter of 2017 when the liability related to certain health insurance contracts was transferred from CEOC to CES. Our total estimated self-insurance liability was $192 million and $179 million as of March 31, 2017 and December 31, 2016, respectively, and estimated employee medical insurance claims of $3 million have been funded through CEOC as of March 31, 2017.
Deferred Compensation and Employee Benefits
Deferred Compensation Plans
As of March 31, 2017, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), the Park Place Entertainment Corporation Executive Deferred Compensation Plan (“CEDCP”), the Harrah’s Entertainment, Inc. Deferred Compensation Plan (“DCP”), and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were included in Caesars’ financial statements as liabilities prior to the deconsolidation of CEOC. Caesars has recorded in the accompanying financial statements $40 million in liabilities as of both March 31, 2017 and December 31, 2016, representing the estimate of its obligations under the ESSP and ESSP II and for certain former directors and employees who had employment agreements with Harrah’s Entertainment, Inc. (the predecessor to CEC) and participated in the EDCP. The additional liability in respect of the CEDCP and DCP that Caesars has not recorded was approximately $33 million and $32 million as of March 31, 2017 and December 31, 2016, respectively, as we determined that this portion of the liability was attributable to CEOC pending the effectiveness of the settlement described below.
Trust Assets
CEC is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement (the “Escrow Agreement”), each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were approximately $62 million and $59 million, respectively, as of March 31, 2017, and $62 million and $57 million, respectively, as of December 31, 2016.
The assets held pursuant to the Trust Agreement have been reflected as long-term restricted assets on the Balance Sheets. The assets held pursuant to the Escrow Agreement were not reflected on the Balance Sheets as we continued to assess the Escrow Agreement and the propriety of the funds that were contributed in accordance with the agreement prior to reaching the settlement described below, which was not yet effective as of March 31, 2017.
Settlement Agreement
On September 14, 2016, CEC entered into a settlement agreement with CEOC related to the liabilities and assets associated with the above deferred compensation plans, which was approved by the Bankruptcy Court on October 17, 2016. Pursuant to the settlement agreement, contemporaneously with the Effective Date of the Restructuring, CEC will assume all obligations to plan participants under or with respect to all five of the deferred compensation plans, and the Debtors will have no further obligations to the deferred compensation plan participants. At that time, CEOC and the other Debtors will relinquish and release any claim or right that any of them may have in respect of the assets held under either the Trust Agreement or the Escrow Agreement. Upon the effectiveness of the Restructuring and CEC’s receipt of the assets held pursuant to the Escrow Agreement, CEC will record the additional assets and liabilities in respect of the CEDCP and DCP and Escrow Agreement, which are $59 million and $33 million, respectively, as of March 31, 2017.
Note 9 — Debt

	March 31, 2017		December 31, 2016
(In millions)	Face Value	Book Value	Book Value
CERP	$4,570	$4,517	$4,563
CGP	2,324	2,272	2,275
Total debt	6,894	6,789	6,838
Current portion of long-term debt	(46)	(46)	(89)
Long-term debt	$6,848	$6,743	$6,749

Unamortized discounts and deferred finance charges		$105	$110
Fair value	$7,132
Current Portion of Long-Term Debt
CERP’s current portion of long-term debt is $26 million, which includes scheduled principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations. CGP’s current portion of long-term debt is $20 million, which includes scheduled principal payments on term loans, special improvement district bonds, and various capital lease obligations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Although there are no outstanding amounts under the revolving credit facilities for CERP or CGPH as of March 31, 2017, borrowings under these revolving credit facilities are each subject to separate note agreements executed based on the provisions of the applicable credit facility agreements, and each note has a contractual maturity of less than one year. The applicable credit facility agreements each have a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balances on a long-term basis. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and are classified as current.
Fair Value
We calculate the fair value of debt based on borrowing rates available as of March 31, 2017, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Estimated Debt Service Payments (1)

(In millions)	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt Principal
CERP	$20	$25	$25	$3,350	$1,150	$—	$4,570
CGP (2)	16	25	197	300	1,099	687	2,324
Total principal	36	50	222	3,650	2,249	687	6,894

Estimated Interest
CERP	340	390	400	360	130	—	1,620
CGP (2)	150	190	190	160	90	40	820
Total interest	490	580	590	520	220	40	2,440

Principal and Interest
CERP	360	415	425	3,710	1,280	—	6,190
CGP (2)	166	215	387	460	1,189	727	3,144
Total principal and interest	$526	$630	$812	$4,170	$2,469	$727	$9,334
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

(2)	See Note 17 for additional information about CGP’s debt.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CERP Debt

	March 31, 2017				December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	variable	$—	$—	$40
CERP Senior Secured Term Loan (3)	2020	7.00%	2,419	2,382	2,387
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	994	993
CERP Second Lien Notes	2021	11.00%	1,150	1,140	1,140
Capital lease obligations and other	2017	various	1	1	3
Total CERP Debt			4,570	4,517	4,563
Current portion of CERP long-term debt			(26)	(26)	(68)
CERP long-term debt			$4,544	$4,491	$4,495
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate for amounts currently borrowed is determined by adding LIBOR to a base rate of 6.00%.

(3)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of March 31, 2017.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGP Debt

	March 31, 2017				December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CGPH Credit Facilities
CGPH Senior Secured Revolving Credit Facility (2)(3)	2019	variable	$—	$—	$—
CGPH Senior Secured Term Loan (2)(4)	2021	6.25%	1,143	1,117	1,119
CGPH Notes	2022	9.38%	675	663	662
Cromwell Credit Facility (2)(5)	2019	11.00%	171	167	167
Horseshoe Baltimore Credit and FF&E Facilities
Horseshoe Baltimore Revolving Facility Loan (6)	2018	variable	—	—	—
Horseshoe Baltimore Credit Facility (5)	2020	8.25%	296	287	287
Horseshoe Baltimore FF&E Facility (5)(7)	2019	8.75%	20	20	22
Other secured debt	2018	8.00%	5	4	4
Special Improvement District Bonds	2037	5.30%	14	14	14
Total CGP Debt			2,324	2,272	2,275
Current portion of CGP long-term debt			(20)	(20)	(21)
CGP long-term debt			$2,304	$2,252	$2,254
____________________

(1)	Interest rate is fixed, except where noted.

(2)	See Note 17.

(3)	Variable interest rate calculated as LIBOR plus 5.00%.

(4)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1% floor. The rate is set at the 1% floor as of March 31, 2017.

(5)	Variable interest rate calculated as a fixed rate plus the greater of LIBOR or a 1.25% floor. The rate is set at the 1.25% floor as of March 31, 2017.

(6)	Variable interest rate calculated as LIBOR plus 7.00%.

(7)	This represents an equipment financing term loan facility.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Facility	Covenant Type	Effective Period	Requirement
CERP Credit Facility	CERP Maximum SSLR	From inception	8.00	to 1.00
CGPH Senior Secured Term Loan	CGPH Maximum SSLR	From inception	6.00	to 1.00
Horseshoe Baltimore Credit and FF&E Facilities (1)	CBAC Maximum SSLR	Q1 - Q4 2017	6.00	to 1.00
	CBAC Maximum SSLR	Q1 2018 and thereafter	4.75	to 1.00
Cromwell Credit Facility (2)	Cromwell Maximum SSLR	Q2 2016 - Q1 2017	5.00	to 1.00
	Cromwell Maximum SSLR	Q2 2017 and thereafter	4.75	to 1.00
____________________

(1)	CBAC Borrower, LLC (“CBAC”) is a joint venture in which Caesars Baltimore Investment Company, LLC (“CBIC”) holds an interest. CBIC is a wholly owned subsidiary of CGP.

(2)	See Note 17.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 10 — Earnings Per Share
Basic earnings per share is computed by dividing the applicable income amounts by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing the applicable income amounts by the sum of weighted-average number of shares of common stock outstanding and dilutive potential common stock.
For a period in which Caesars generated a net loss, the weighted-average basic shares outstanding was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.
Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Loss from continuing operations attributable to Caesars, net of income taxes	$(546)	$(341)
Income from discontinued operations attributable to Caesars, net of income taxes	—	33
Net loss attributable to Caesars	$(546)	$(308)

Weighted-average common stock outstanding	147	145

Basic and diluted loss per share from continuing operations	$(3.71)	$(2.35)
Basic and diluted earnings per share from discontinued operations	—	0.23
Basic and diluted loss per share	$(3.71)	$(2.12)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended March 31,
(In millions)	2017	2016
Stock options	11	11
Restricted stock units and awards	8	6
Total anti-dilutive common stock	19	17
Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2017	2016
Food and beverage	$70	$73
Rooms	59	60
Other	8	7
	$137	$140

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended March 31,
(In millions)	2017	2016
Food and beverage	$43	$44
Rooms	20	20
Other	5	3
	$68	$67
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
Composition of Caesars Entertainment Stock-Based Compensation Expense

	Three Months Ended March 31,
(In millions)	2017	2016
Corporate expense	$7	$8
Property, general, administrative, and other	1	2
Total stock-based compensation expense	$8	$10
Outstanding at End of Period

	March 31, 2017		December 31, 2016
	Quantity (1)	Wtd Avg (2)	Quantity	Wtd Avg (2)
Stock options (3)	9,735,585	$10.29	9,820,168	$11.69
Restricted stock units	5,886,330	8.00	8,447,922	7.95
____________________

(1)	There were no grants of stock options or restricted stock units related to CEC common stock during the three months ended March 31, 2017.

(2)	Represents weighted average exercise price for stock options and weighted average fair value for restricted stock units.

(3)
On March 14, 2017, we modified vested and unvested stock options held by active employees with exercise prices above the then-current market price of CEC’s common stock to have an exercise price of $9.45.

CIE Stock-Based Compensation Plan
Historically, CIE has granted stock-based compensation awards in CIE common stock to its employees, directors, service providers and consultants in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan, which was intended to promote the interests of CIE and its stockholders by providing key employees, directors, service providers and consultants with an incentive to encourage their continued employment or service and improve the growth and profitability of CIE. These awards were classified as liability-based instruments and were re-measured at their fair value at each reporting date.
As described in Note 1, in September 2016, CIE sold its SMG Business, which represented the majority of CIE’s operations, and the SMG Business is now presented as discontinued operations (see Note 14). Upon the closing of the SMG Business sale, all outstanding CIE stock-based compensation awards were deemed fully vested and were subsequently paid in cash in connection with the closing of the SMG Business sale, as described in Note 14.
The portion of CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was reclassified to discontinued operations for all periods presented in the Statements of Operations. The portion of CIE’s stock-based compensation

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

expense not directly identifiable with employees of the SMG Business was included in property, general, administrative, and other in the Statements of Operations.
Composition of CIE Stock-Based Compensation Expense

	Three Months Ended March 31,
(In millions)	2017	2016
Property, general, administrative, and other	$—	$13
Note 13 — Income Taxes
Caesars’ provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three months ended March 31, 2016 and 2017. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended March 31, 2016 and 2017.
Income Tax Allocation

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Loss from continuing operations, before income taxes	$(452)	$(300)
Income tax provision	$(72)	$(7)
Effective tax rate	(15.9)%	(2.3)%

Discontinued operations, before income taxes	$—	$66
Income tax provision	$—	$(33)
We classify reserves for tax uncertainties within deferred credits and other in the Balance Sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We have provided a valuation allowance on certain federal and state deferred tax assets that were not deemed realizable based upon estimates of future taxable income.
The effective tax rate related to the loss from continuing operations for the three months ended March 31, 2017 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, nondeductible restructuring expenses, and from state deferred tax expense. Effective January 1, 2017, CEC elected to no longer treat CERP as a corporation for income tax purposes, which resulted in additional state deferred tax expense due to additional state filing requirements for CEC. The effective tax rate related to the loss from continuing operations for the three months ended March 31, 2016 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted.
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
As a result of the sale, CAC incurred estimated current income tax expense of approximately $285 million on the gain. Under the terms of its operating agreement, CGP is required to distribute funds to CAC, which CAC will use to pay its tax obligation resulting from the sale of the SMG Business (see Note 15), and $240 million of this was paid during the year ended December 31, 2016. During the three months ended March 31, 2017, CGP amended its operating agreement to clarify the allocation method for taxable income resulting from the sale between CEC and CAC. This resulted in less taxable income being allocated to CAC and a lower resulting tax obligation for CAC; therefore, CGP reduced the amount of its estimated distribution to CAC by $26 million to $259 million.
Additionally, proceeds from the sale were deposited into an escrow account to fund potential indemnity claims of Alpha Frontier under the Purchase Agreement (the "Indemnity Escrow"). The balance in the Indemnity Escrow was $259 million as of both March 31, 2017 and December 31, 2016.
As discussed in Note 2, the majority of the proceeds from the sale of the SMG Business is restricted under the terms of the Purchase Agreement and the CIE Proceeds Agreement and was therefore classified as restricted cash upon receipt. As a result of the sale, the results of operations and cash flows related to the SMG Business were classified as discontinued operations for all periods presented effective beginning in the third quarter of 2016.
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

The total amount distributed to the Minority Investors and former holders of CIE equity awards in connection with Closing was approximately $1.1 billion, which is subject to any purchase price adjustments pursuant to the Purchase Agreement. CGP has accrued $63 million as of both March 31, 2017 and December 31, 2016, respectively, for the estimated portion of the balance remaining in the Indemnity Escrow that is due to the Minority Investors and former holders of CIE equity awards. The balance is included in accrued expenses and other current liabilities on the Balance Sheets. The remaining proceeds from the sale of the SMG Business will be released from the Indemnity Escrow at the end of the escrow period, which is 12 months from the date of the Closing.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Effect on Statements of Operations of Discontinued Operations

(In millions)	Three Months Ended March 31, 2016
Revenues
Social and mobile games	$218
Operating expenses
Platform fees	64
Property, general, administrative, and other (1)	88
Total operating expenses	152
Pre-tax income from discontinued operations	66
Income tax provision	(33)
Total income from discontinued operations, net of income taxes	$33
____________________

(1)
Property, general, administrative, and other includes stock-based compensation expense directly identifiable with employees of the SMG Business of $15 million for the three months ended March 31, 2016.

Note 15 — Related Party Transactions

	Three Months Ended March 31,
(In millions)	2017	2016
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$—	$6
Expenses paid to Sponsors’ portfolio companies	—	1
Expenses paid on behalf of CAC	9	6
Transactions with CEOC
Shared services allocated expenses to CEOC	96	91
Shared services allocated expenses from CEOC	23	25
Management fees incurred	11	10
Octavius Tower lease revenue	9	9
Other expenses incurred	4	7
Transactions Related to the CEOC Reorganization
The Debtors filed the Third Amended Plan on January 13, 2017, and CEC, CAC, the Debtors, and CEOC’s major creditor groups have agreed to support the Third Amended Plan and have entered into various RSAs with respect to the CEOC reorganization. See detailed discussion of the Third Amended Plan and the RSAs in Note 1.
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of March 31, 2017, Hamlet Holdings beneficially owned a majority of CEC’s common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of CEC’s directors.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Caesars Acquisition Company
As described in Note 2, CAC is the sole voting member of CGP, our consolidated VIE, and common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings. Pursuant to the operating agreement of CGP, CGP pays certain expenses on behalf of CAC. These expenses, which are included in the table above, commenced in 2013 and are reflected as distributions to a noncontrolling interest holder in the consolidated statements of equity. Under its operating agreement, CGP is required to distribute funds to CAC that will be used to pay CAC’s tax obligation resulting from the sale of the SMG Business. During the three months ended March 31, 2017, CGP made no additional tax payments related to the sale of the SMG Business and the remaining balance of $19 million is included in due to affiliates in the Balance Sheets.
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
We continue to be self-insured for workers compensation and other risk insurance as of March 31, 2017. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Service Provider Fee
CEOC, CERP, and CGP have a shared services agreement under which CERP and CGP pay for certain indirect corporate support costs. Amounts are included within other expenses incurred in the table above.
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
Equity Incentive Awards
Caesars maintains an equity incentive awards plan under which CEC may issue time-based and performance-based stock options, restricted stock units and restricted stock awards to CEOC employees. Although awards under the plan result in the issuance of shares of CEC common stock, because CEOC is no longer a consolidated subsidiary of CEC, we have accounted for these awards as nonemployee awards subsequent to the date of deconsolidation.
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
Total Rewards Loyalty Program
CEOC’s customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at our and CEOC’s resort properties located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, CEOC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”) based upon the cost of historical redemptions. The estimated value of Reward Credits is expensed as the Reward Credits are earned by customers and is included in direct casino expense. The total estimated cost is accrued by CEOC, with the incremental charges related to our casino properties included in due to affiliates in the Balance Sheets.
Due from/to Affiliates
Amounts due to or from affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities and CEOC. The amount

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

due from CEOC represents the maximum exposure to loss as a result of Caesars’ involvement with CEOC, and the amount is reported net of an allowance for doubtful accounts of $12 million as of both March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, due from affiliates was $26 million and $64 million, respectively, and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of March 31, 2017 and December 31, 2016, due to affiliates was $67 million and $112 million, respectively. These amounts include the payable to CAC from CGP related to CAC’s taxes payable described above, which was $19 million and $45 million as of March 31, 2017 and December 31, 2016, respectively. The remaining liability represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.
Note 16 — Segment Reporting
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
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.
Condensed Statements of Operations - By Segment

	Three Months Ended March 31, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$77	$55	$1	$(4)	$129
Net revenues	546	421	—	(4)	963
Depreciation and amortization	56	46	—	—	102
Income/(loss) from operations	110	55	(7)	—	158
Interest expense	(98)	(48)	(1)	—	(147)
Restructuring of CEOC and other	—	—	(463)	—	(463)
Income tax provision	(6)	—	(66)	—	(72)

	Three Months Ended March 31, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$76	$50	$1	$(5)	$122
Net revenues	528	426	1	(5)	950
Depreciation and amortization	73	39	—	—	112
Income/(loss) from operations	78	51	(41)	—	88
Interest expense	(99)	(52)	—	—	(151)
Restructuring of CEOC and other	(1)	1	(237)	—	(237)
Income tax benefit/(provision)	6	1	(14)	—	(7)

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

	Three Months Ended March 31, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$6	$8	$(560)	$—	$(546)
Net income/(loss) attributable to noncontrolling interests	—	(1)	23	—	22
Income tax provision	6	—	66	—	72
Restructuring of CEOC and other	—	—	463	—	463
Interest expense	98	48	1	—	147
Depreciation and amortization	56	46	—	—	102
Corporate expense	10	7	16	—	33
Other operating costs	1	6	(10)	—	(3)
Property EBITDA	$177	$114	$(1)	$—	$290

	Three Months Ended March 31, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$(16)	$30	$(322)	$—	$(308)
Net income attributable to noncontrolling interests	—	4	30	—	34
Discontinued operations, net of income taxes	—	(33)	—	—	(33)
Income tax (benefit)/provision	(6)	(1)	14	—	7
Restructuring of CEOC and other	1	(1)	237	—	237
Interest expense	99	52	—	—	151
Depreciation and amortization	73	39	—	—	112
Corporate expense	11	7	24	(1)	41
Other operating costs	2	1	19	—	22
CIE stock-based compensation	—	13	—	—	13
Property EBITDA	$164	$111	$2	$(1)	$276

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Balance Sheets - By Segment

	March 31, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Total assets	$6,959	$7,290	$1,217	$(654)	$14,812
Total liabilities	5,876	2,664	8,263	(65)	16,738

	December 31, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Total assets	$6,941	$7,353	$1,246	$(646)	$14,894
Total liabilities	5,903	2,709	7,758	(58)	16,312
Note 17 — Subsequent Events
On April 27, 2017, CGPH entered into an Incremental Assumption Agreement and Amendment No. 1 to its First Lien Credit Agreement dated May 8, 2014 (the “Loan Amendment”) that, among other things, (a) provides for an increase in CGPH’s existing Senior Secured Term Loan of $175 million to approximately $1.3 billion (the "Term Facility") and (b) reduced the interest rate margins applicable to the Term Facility and CGPH's existing $150 million revolving credit facility. The Loan Amendment provides that the proceeds of the $175 million increase of the Term Facility will be held in escrow until the receipt of all required regulatory approvals, at which time the proceeds will be released to repay the property specific term loan encumbering The Cromwell, but not prior to May 3, 2017. At such time, The Cromwell will become part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets will be pledged as collateral for both the CGPH Senior Secured Term Loan and the CGPH Notes. If such approvals are not obtained by July 26, 2017, such $175 million of proceeds will be repaid and The Cromwell's property specific term loan will remain outstanding. See Note 9 for additional information on CGPH’s outstanding debt.

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
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three months ended March 31, 2017 and 2016 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).
The statements in this discussion regarding our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

Our business is operated through CEC, which is primarily a holding company with no independent operations of its own, and our two reportable segments:

•	Caesars Entertainment Resort Properties (“CERP”); and

•	Caesars Growth Partners (“CGP”).
Summary of 2017 Events

The following are the significant events that affect our 2017 results. The Discussion of Operating Results should be read in conjunction with this summary.
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

CEC does not currently have sufficient cash to meet its financial commitments to support the Restructuring that are due when CEOC ultimately emerges from bankruptcy or to satisfy the potential obligations that would arise in the event of an adverse ruling on one or all of the litigation matters disclosed below. The completion of CEC’s merger with Caesars Acquisition Company (“CAC”) (the “Merger”) is expected to allow CEC to fulfill its financial commitments in support of the Restructuring. However, if the Merger is not completed for any reason, CEC would still be liable for many of these obligations.
CEC entered into the CIE Proceeds and Reservation Rights Agreement (as amended on October 7, 2016) with CIE, CEOC and CAC (the “CIE Proceeds Agreement”), which allows for up to $235 million of the proceeds from the sale of CIE’s social and mobile games business (the “SMG Business”) to be distributed to CEC in order to pay certain fees in support of the Restructuring

(“CEC Expense Amounts”). As of March 31, 2017, $129 million remained available to CEC under this agreement. After taking into account the cash available to pay the CEC Expense Amounts under the CIE Proceeds Agreement and other sources of liquidity, CEC expects to have sufficient cash to meet its ongoing obligations as they come due for at least 12 months beyond the issuance date of these financial statements. However, there are restrictions governing when and how the cash designated for CEC Expense Amounts can be used (see Note 2). Upon completion of the Merger, CEC also expects to gain access to the remaining proceeds from the sale of the SMG Business, which will be used to fund its other commitments in support of the Restructuring.
If CEC is unable to access additional sources of cash when needed, in the event of a material adverse ruling on one or all of the litigation matters disclosed in Note 1, or if CEOC does not emerge from bankruptcy on a timely basis on terms and under circumstances satisfactory to CEC, it is likely that CEC would seek reorganization under Chapter 11 of the Bankruptcy Code.
CIE’s Sale of the SMG Business
On September 23, 2016, CIE sold the SMG Business for cash consideration of $4.4 billion, subject to customary purchase price adjustments, and retained only its World Series of Poker and regulated online real money gaming businesses. The SMG Business represented the majority of CIE’s operations and was classified as discontinued operations effective beginning in the third quarter of 2016. Historical results of the SMG Business have been recast as discontinued operations for all periods presented effective beginning in the third quarter of 2016 (see “Discontinued Operations” in the Discussion of Operating Results section below and Note 14).
Upon closing the sale of the SMG Business, all outstanding CIE stock-based compensation awards were deemed fully vested and subsequently canceled in return for the right to receive a cash payment. CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was $15 million during the three months ended March 31, 2016. This expense amount was reclassified to discontinued operations. Stock-based compensation expense not directly identifiable with employees of the SMG Business of $13 million during the three months ended March 31, 2016 was included in property, general, administrative, and other in the Statements of Operations. In 2017, there were no amounts related to CIE’s stock-based compensation expense.
Recent Accounting Pronouncements
See Note 4 for discussions of the adoption and potential impacts of recently issued accounting standards.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” in MD&A of the 2016 Annual Report. There have been no changes to these policies during the three months ended March 31, 2017.
Discussion of Operating Results

Segment results in this MD&A are presented consistent with the way Caesars’ management assesses the Company’s results, which is a consolidated view that adjusts for the impact of certain transactions related to reportable segments within Caesars. Therefore, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their separate filings. “Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.

Consolidated Operating Results

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%
Casino revenues	$532	$538	$(6)	(1.1)%
Net revenues	963	950	13	1.4%
Income from operations	158	88	70	79.5%
Restructuring of CEOC and other	(463)	(237)	(226)	(95.4)%
Loss from continuing operations, net of income taxes	(524)	(307)	(217)	(70.7)%
Discontinued operations, net of income taxes	—	33	(33)	(100.0)%
Net loss attributable to Caesars	(546)	(308)	(238)	(77.3)%
Property EBITDA (1)	290	276	14	5.1%

Operating margin (2)	16.4%	9.3%	—	7.1 pts
____________________

(1)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes.
Net Revenues by Category - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%
Casino	$532	$538	$(6)	(1.1)%
Food and beverage	196	201	(5)	(2.5)%
Rooms	243	229	14	6.1%
Other	129	122	7	5.7%
Less: casino promotional allowances (“Casino promo”)	(137)	(140)	3	2.1%
Net revenues	$963	$950	$13	1.4%
Increase/(Decrease) in Net Revenues by Category - Consolidated
Three Months Ended March 31, 2016 and 2017

Net Revenues - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%
CERP	$546	$528	$18	3.4%
CGP	421	426	(5)	(1.2)%
Other	(4)	(4)	—	—%
Net revenues	$963	$950	$13	1.4%
Net revenues increased $13 million during the first quarter of 2017 compared with 2016, with the most significant improvements coming from rooms revenues from hotel stays at our casino properties. The following are key drivers of year over year performance.
Cash ADR (1)
Three Months Ended March 31, 2016 and 2017
____________________

(1)	Average cash daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied.
CERP Performance
Net revenues increased $18 million, or 3.4%, in 2017 compared with 2016 primarily due to increases in rooms revenues and casino revenues. The increases were attributable to the following:

•
Rooms revenues increased $14 million, or 10.3% during the first quarter of 2017. Increased resort fees and improved hotel yield continued to drive an increase in our cash ADR to $138 in 2017 from $123 in 2016. Harrah’s Las Vegas had an 18% increase in room nights available during the first quarter of 2017 compared with the prior year period due to construction at the property during the first quarter of 2016, which contributed to an increase in rooms revenues of $6 million in 2017.

•	Casino revenues increased $8 million, or 2.9%, during the first quarter of 2017 primarily due to higher gaming volumes.
CGP Performance
Net revenues decreased $5 million, or 1.2%, in 2017 compared with 2016 primarily due to a decline in casino revenues, partially offset by an increase in other revenues, which were attributable to the following:

•
Casino revenues declined $13 million, or 4.9%, during the first quarter of 2017 due to unfavorable gaming hold, as well as unfavorable gaming volumes primarily at Harrah’s New Orleans and Horseshoe Baltimore, which also was affected by increased competition and a short-term dealer shortage.

•
Other revenues increased $5 million, or 10.0%, primarily due to new performers and additional shows at Planet Hollywood Resort & Casino (“Planet Hollywood”), which contributed higher entertainment revenues for the first quarter of 2017.

•
Cash ADR increased to $147 in 2017 from $136 in 2016; however, Planet Hollywood had a reduction of 17% in room nights available in during the first quarter of 2017 compared with the prior year period due to construction at the property in the current year.

Analysis of Key Drivers of Income/(Loss) from Operations Performance
Income from operations was $158 million in 2017 compared with $88 million in 2016. The key drivers of income from operations are primarily net revenues; property, general, administrative, and other; depreciation and amortization; and other operating costs.
Income from Operations by Category - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%
Net revenues	$963	$950	$13	1.4%

Operating expenses
Casino	283	285	2	0.7%
Food and beverage	93	93	—	—%
Rooms	63	59	(4)	(6.8)%
Property, general, administrative, and other (“PGA & O”)	234	250	16	6.4%
Depreciation and amortization (“Depreciation”)	102	112	10	8.9%
Corporate expense	33	41	8	19.5%
Other operating costs	(3)	22	25	*
Total operating expenses	805	862	57	6.6%
Income from operations	$158	$88	$70	79.5%
____________________

*	Not meaningful.

Increase/(Decrease) in Income from Operations - Consolidated
Three Months Ended March 31, 2016 and 2017
Income/(Loss) from Operations - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%
CERP	$110	$78	$32	41.0%
CGP	55	51	4	7.8%
Other	(7)	(41)	34	82.9%
Income from operations	$158	$88	$70	79.5%

CEC Performance
For the three months ended March 31, 2017, other operating costs improved compared with 2016 mainly due to transactions related to the new joint venture in Korea. During the 2017 quarter, CEC was reimbursed $19 million for amounts related to the joint venture development that were deemed uncollectible and written off in 2015.
CERP Performance
Income from operations increased $32 million, or 41.0%, primarily due to the revenue increases described above and a decrease in depreciation and amortization. The decrease mostly resulted from accelerated depreciation in the prior year due to the removal and replacement of certain assets at primarily Harrah’s Las Vegas and Flamingo Las Vegas.
CGP Performance
Income from operations in 2017 increased $4 million, or 7.8%, compared with the prior year primarily due to a decrease in property, general, administrative, and other driven by reductions in CIE stock-based compensation expense, partially offset by accelerated depreciation in the current year due to the removal and replacement of certain assets at Planet Hollywood and the revenue decrease described above.
Interest Expense and Other Factors that Affect Net Loss
Interest Expense - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%
CERP	98	99	1	1.0%
CGP	48	52	4	7.7%
Other	1	—	(1)	(100.0)%
Interest expense	$147	$151	$4	2.6%
Other Factors Affecting Net Loss - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%
Restructuring of CEOC and other	$(463)	$(237)	$(226)	(95.4)%
Income tax provision	(72)	(7)	(65)	*
Discontinued operations, net of income taxes	—	33	(33)	(100.0)%
____________________

*	Not meaningful.
Restructuring of CEOC and Other
As described in Note 1, we recognized certain obligations that we believe will ultimately be settled under the amended plan of reorganization filed on January 13, 2017 or the RSAs. As a result, during the three months ended March 31, 2017 and 2016, we accrued expenses associated with the Restructuring totaling $466 million and $237 million, respectively. A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. As described in Note 7, these obligations will be accounted for at fair value each period until they are ultimately settled as part of the Restructuring, and a fluctuation in the value of one or more of the inputs to our fair value estimates could result in a significant adjustment to the fair value of these obligations.
Income Taxes on Continuing Operations
The effective tax rates were negative 15.9% for the three months ended March 31, 2017 and negative 2.3% for the three months ended March 31, 2016. See Note 13 for a detailed discussion of income taxes and the effective tax rates.

Discontinued Operations
Discontinued operations represent the SMG Business, which was sold on September 23, 2016. See Note 14.
Liquidity and Capital Resources

Liquidity Discussion and Analysis
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
Caesars Entertainment is a highly-leveraged company and had $6.9 billion in consolidated debt outstanding as of March 31, 2017. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments. Our consolidated estimated debt service (including principal and interest) for the remainder of 2017 is $526 million and $8.8 billion thereafter to maturity. See Note 9 for details of our debt outstanding, debt service requirements, and restrictive covenants.
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
Consolidated cash and cash equivalents as of March 31, 2017 as shown in the table below, includes amounts held by CERP, CGP, and Caesars Enterprise Services, LLC (“CES”), which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including $109 million related to its insurance captives.
Summary of Cash and Revolver Capacity

	March 31, 2017
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$224	$1,031	$84	$115
Revolver capacity	270	160	—	—
Revolver capacity drawn or committed to letters of credit	—	—	—	—
Total	$494	$1,191	$84	$115
Annual Estimated Debt Service Requirements

(In millions)	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
CERP	$360	$415	$425	$3,710	$1,280	$—	$6,190
CGP (1)	166	215	387	460	1,189	727	3,144
Total principal and interest	$526	$630	$812	$4,170	$2,469	$727	$9,334
____________________

(1)	See Note 17 for additional information about CGP’s debt.
We generated consolidated operating cash inflows of $125 million for the three months ended March 31, 2017, including operating cash inflows of $135 million and $39 million from CERP and CGP, respectively. Our cash flows from operations include outflows by CEC related to the Restructuring of CEOC and other professional fees. In addition, CEC drew $34 million from the CIE Proceeds during the three months ended March 31, 2017, and $129 million remained available to CEC under the CIE Proceeds Agreement as of March 31, 2017.

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
CERP generated net income of $6 million during the three months ended March 31, 2017, which includes the effect of non-cash items, including depreciation and amortization expense, of $56 million during the period. Other than additional depreciation and amortization expense compared with the prior year period (described above), CERP’s operating activities yielded operating cash flows of $135 million, a 32.4% increase from the prior year period. The increase was primarily due to improvement in operating results in 2017, including the increase in net revenues discussed above, the timing of payments for amounts due to affiliates, and other offsetting working capital fluctuations.
CERP’s capital expenditures were $31 million during the three months ended March 31, 2017, in support of its ongoing property renovations, an increase of $4 million, or 14.8%, compared with the prior year period. In addition to acquisitions of property and equipment, CERP also has commitments related to its long-term debt and, from time to time, its revolving credit facility. In 2017, CERP incurred $98 million of interest expense, of which $44 million was paid in cash, and repaid $48 million of debt, primarily on its revolving credit facility.
CGP generated net income of $7 million during the three months ended March 31, 2017, which includes the effect of non-cash items, such as depreciation and amortization expense of $46 million. CGP’s operating cash flows decreased to $39 million, which is a reduction of $46 million compared with the prior year period primarily due to net working capital changes.
CGP’s capital expenditures were $34 million during the three months ended March 31, 2017, an increase of $21 million compared with the prior year period due to property renovations at Planet Hollywood during 2017. In addition to acquisitions of property and equipment, CGP also has commitments related to its long-term debt and revolving credit facility. In 2017, CGP incurred $48 million of interest expense, of which $30 million was paid in cash, and repaid $6 million in debt.
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
We believe that CERP and CGP’s cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations during 2017 and estimated interest and principal payments due on long-term debt totaling $526 million. However, if needed, their existing cash and cash equivalents and their revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under their lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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

Summary of Capital Expenditures

	Three Months Ended March 31,		Increase/ (Decrease)
(In millions)	2017	2016
Development	$—	$2	$(2)
Renovation/refurbishment	59	37	22
Other	13	5	8
Total capital expenditures	$72	$44	$28

Included in capital expenditures:
Capitalized payroll costs	$1	$—
Capitalized interest	1	—
For the three months ended March 31, 2017, capital expenditures were primarily related to hotel renovation projects at Planet Hollywood, as well as Harrah’s Atlantic City, Harrah’s Las Vegas, and Flamingo Las Vegas.
Projected Capital Expenditures for 2017

(In millions)	Low	High
CERP	$180	$230
CGP	150	195
CES	40	50
Total	$370	$475
We expect to fund these capital expenditures from cash flows generated by our operating activities. CES capital expenditures will be funded by its Members. Our projected capital expenditures for 2017 include estimates for:

•	Hotel remodeling projects at CGP’s Planet Hollywood, Bally’s Las Vegas, and Harrah’s New Orleans;

•	Hotel remodeling projects at CERP’s Flamingo Las Vegas, Harrah’s Atlantic City, and Harrah’s Las Vegas;

•	Hospitality and maintenance projects; and

•	IT, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
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
Except as described in Note 1, as of March 31, 2017, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2016 Annual Report.

Reconciliation of Non-GAAP Financial Measures
Property earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a measure of the Company’s performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that the Company does not consider indicative of its ongoing operating performance at an operating property level. As a result of the sale of the SMG Business (see Note 14), we have determined that CIE stock-based compensation expense should be excluded from Property EBITDA as management no longer considers such expense to be indicative of Caesars Entertainment’s ongoing consolidated or segment operating performance. Therefore, Property EBITDA has been recast for prior periods to be consistent to the current year presentation.
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
Reconciliation of Property EBITDA

	Three Months Ended March 31,
(In millions)	2017	2016
Net loss attributable to Caesars	$(546)	$(308)
Net income attributable to noncontrolling interests	22	34
Discontinued operations, net of income taxes	—	(33)
Income tax provision	72	7
Restructuring of CEOC and other	463	237
Interest expense	147	151
Depreciation and amortization	102	112
Corporate expense	33	41
Other operating costs	(3)	22
CIE stock-based compensation	—	13
Property EBITDA	$290	$276
Segment Property EBITDA (1)

	Three Months Ended March 31,		Fav/(Unfav)

(Dollars in millions)	2017	2016	$	%
CERP	$177	$164	$13	7.9%
CGP	114	111	3	2.7%
Other	(1)	1	(2)	*
Property EBITDA	$290	$276	$14	5.1%
____________________

*	Not meaningful.

(1)	See reconciliation of net income/(loss) to Property EBITDA by segment at Note 16.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," "present," "seek," "hope," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, the emergence from bankruptcy of CEOC and the expected timing thereof, future actions that may be taken by CEC and others with respect thereto, the completion of the Merger and the financial position and actions of CEC post-emergence, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the outcome of currently pending or threatened litigation and demands for payment by certain creditors;

•	the effects of CEOC’s bankruptcy on CEOC and its subsidiaries and affiliates, including Caesars Entertainment, and the interest of various creditors, equity holders and other constituents;

•	the ability to retain key employees during the Restructuring;

•	risks associated with third party motions in the Chapter 11 Case, which may hinder or delay CEOC’s ability to consummate the Third Amended Plan;

•	the ability (or inability) of CEC and CEOC to satisfy the conditions to the effectiveness of the Third Amended Plan;

•	adverse effects of the Chapter 11 proceedings and related litigation on Caesars Entertainment’s liquidity or results of operations;

•	the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the financial results of our consolidated businesses;

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

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

•	the effects of environmental and structural building conditions relating to our properties;

•	access to insurance on reasonable terms for our assets;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” in our 2016 Annual Report.
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
There have been no material changes to our market risk in 2017. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2016 Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Controls
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
There have not been changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017, between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	2.1	2/21/2017

10.1	Third Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of February 13, 2017, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	10-K	12-31-2016	10.93	2/15/2017

10.2	Third Amendment to the Employment Agreement between Caesars Enterprise Services, LLC and Mark Frissora, dated February 5, 2015 and effective as of March 8, 2017.	X

10.3	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Eric Hession, dated November 10, 2014 and effective as of March 8, 2017.	X

10.4	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Thomas Jenkin, dated January 3, 2012 and effective as of March 8, 2017.	X

10.5	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Timothy R. Donovan, dated April 2, 2009 and effective as of March 8, 2017.	X

10.6	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Robert J. Morse, dated April 14, 2014 and effective as of March 8, 2017.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________

† Denotes a management contract or compensatory plan or arrangement.
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 2, 2017	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer