Form 10-Q
period 2017-06-30
CAESARS ENTERTAINMENT Corp
filed 2017-08-03
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2017
Common stock, $0.01 par value	149,146,067

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents ($1,126 and $1,157 attributable to our VIEs)	$1,515	$1,513
Restricted cash ($2,904 and $3,040 attributable to our VIEs)	2,973	3,113
Receivables, net ($81 and $76 attributable to our VIEs)	158	160
Due from affiliates ($30 and $64 attributable to our VIEs)	30	64
Prepayments and other current assets ($79 and $61 attributable to our VIEs)	167	118
Inventories ($3 and $7 attributable to our VIEs)	15	20
Total current assets	4,858	4,988
Property and equipment, net ($2,534 and $2,537 attributable to our VIEs)	7,431	7,446
Goodwill ($206 and $206 attributable to our VIEs)	1,608	1,608
Intangible assets other than goodwill ($183 and $191 attributable to our VIEs)	400	433
Restricted cash ($5 and $5 attributable to our VIEs)	104	5
Deferred charges and other assets ($232 and $240 attributable to our VIEs)	392	414
Total assets	$14,793	$14,894

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable ($110 and $143 attributable to our VIEs)	$187	$215
Due to affiliates ($36 and $94 attributable to our VIEs)	56	112
Accrued expenses and other current liabilities ($342 and $312 attributable to our VIEs)	726	664
Accrued restructuring and support expenses	8,408	6,601
Interest payable ($11 and $14 attributable to our VIEs)	63	67
Current portion of long-term debt ($22 and $21 attributable to our VIEs)	48	89
Total current liabilities	9,488	7,748
Long-term debt ($2,255 and $2,254 attributable to our VIEs)	6,744	6,749
Deferred income taxes	1,825	1,722
Deferred credits and other liabilities ($34 and $33 attributable to our VIEs)	93	93
Total liabilities	18,150	16,312
Commitments and contingencies (Note 8)
Stockholders’ deficit
Caesars stockholders’ deficit	(5,155)	(3,177)
Noncontrolling interests	1,798	1,759
Total stockholders’ deficit	(3,357)	(1,418)
Total liabilities and stockholders’ deficit	$14,793	$14,894

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenues
Casino	$554	$553	$1,086	$1,091
Food and beverage	197	200	393	401
Rooms	238	235	481	464
Other	149	136	278	258
Less: casino promotional allowances	(136)	(132)	(273)	(272)
Net revenues	1,002	992	1,965	1,942
Operating expenses
Direct
Casino	280	279	563	564
Food and beverage	96	100	189	193
Rooms	64	63	127	122
Property, general, administrative, and other	251	276	485	526
Depreciation and amortization	96	103	198	215
Corporate expense	40	40	73	81
Other operating costs	18	20	15	42
Total operating expenses	845	881	1,650	1,743
Income from operations	157	111	315	199
Interest expense	(142)	(150)	(289)	(301)
Restructuring of CEOC and other	(1,410)	(2,026)	(1,873)	(2,263)
Loss from continuing operations before income taxes	(1,395)	(2,065)	(1,847)	(2,365)
Income tax provision	(31)	(3)	(103)	(10)
Loss from continuing operations, net of income taxes	(1,426)	(2,068)	(1,950)	(2,375)
Discontinued operations, net of income taxes	—	25	—	58
Net loss	(1,426)	(2,043)	(1,950)	(2,317)
Net income attributable to noncontrolling interests	(16)	(34)	(38)	(68)
Net loss attributable to Caesars	$(1,442)	$(2,077)	$(1,988)	$(2,385)

Loss per share - basic and diluted
Basic and diluted loss per share from continuing operations	$(9.68)	$(14.42)	$(13.42)	$(16.79)
Basic and diluted earnings per share from discontinued operations	—	0.17	—	0.40
Basic and diluted loss per share	$(9.68)	$(14.25)	$(13.42)	$(16.39)

Weighted-average common stock outstanding	149	146	148	146
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)

	Caesars Stockholders’ Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2015	$1	$(21)	$8,190	$(7,184)	$1	$987	$1,246	$2,233
Cumulative effect adjustment for stock-based compensation (1)	—	—	1	(1)	—	—	—	—
Net income/(loss)	—	—	—	(2,385)	—	(2,385)	68	(2,317)
Stock-based compensation	—	(5)	24	—	—	19	—	19
CIE stock transactions, net	—	—	(15)	—	—	(15)	(5)	(20)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(8)	(8)
Other	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2016	$1	$(26)	$8,200	$(9,570)	$1	$(1,394)	$1,298	$(96)

Balance as of December 31, 2016	$1	$(29)	$7,605	$(10,753)	$(1)	$(3,177)	$1,759	$(1,418)
Net income/(loss)	—	—	—	(1,988)	—	(1,988)	38	(1,950)
Stock-based compensation	—	(8)	18	—	—	10	—	10
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	1	1
Balance as of June 30, 2017	$1	$(37)	$7,623	$(12,741)	$(1)	$(5,155)	$1,798	$(3,357)
____________________

(1)	Adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation. See Note 12.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows provided by operating activities	$220	$231
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(164)	(98)
Return of investment from discontinued operations	—	115
Proceeds from the sale and maturity of investments	26	24
Payments to acquire investments	(18)	(8)
Other	—	(1)
Cash flows provided by/(used in) investing activities	(156)	32
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	285	80
Debt issuance costs and fees	(8)	—
Repayments of long-term debt and revolving credit facilities	(348)	(221)
Repurchase of CIE shares	—	(43)
Distributions to noncontrolling interest owners	(26)	(13)
Other	(6)	2
Cash flows used in financing activities	(103)	(195)
Cash flows from discontinued operations
Cash flows from operating activities	—	135
Cash flows from investing activities	—	(8)
Cash flows from financing activities	—	(115)
Net cash from discontinued operations	—	12

Change in cash, cash equivalents, and restricted cash classified as held for sale	—	(9)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(39)	71
Cash, cash equivalents, and restricted cash, beginning of period	4,631	1,394
Cash, cash equivalents, and restricted cash, end of period	$4,592	$1,465

Supplemental Cash Flow Information:
Cash paid for interest	$272	$290
Cash paid for income taxes	—	46
Non-cash investing and financing activities:
Change in accrued capital expenditures	(9)	(8)

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
Note 1 - Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. CEC owns 100% of Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). CERP and CGP own a total of 12 casino properties in the United States, eight of which are in Las Vegas. These eight casino properties represented 65% and 66% of consolidated net revenues for the three and six months ended June 30, 2017, respectively.
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
CEC and CAC entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, as amended by the First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, CAC will merge with and into CEC, with CEC as

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the surviving company (the “Merger”). Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of CAC common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into, and become exchangeable for, 1.625 (the “Exchange Ratio”) shares of CEC common stock.

CEC’s registration statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017, as amended by Amendment No. 1 to such registration statement on Form S-4 filed with the SEC on June 5, 2017 and Amendment No. 2 to such registration statement on Form S-4 filed with the SEC on June 20, 2017 (as amended, the “Registration Statement”), was declared effective by the SEC on June 23, 2017. Special meetings of CEC and CAC stockholders were held on July 25, 2017, where the stockholders agreed to:

•	adopt the Merger Agreement and approve the Merger;

•	approve the issuance of shares of CEC common stock:

◦	to CAC stockholders in the Merger,

◦	to creditors of the Debtors in connection with CEOC’s emergence, and

◦
under the approximately $1.1 billion in face value of 5.00% convertible senior notes due 2024 to be issued by CEC to certain creditors of the Debtors in connection with the Debtors’ emergence (the “CEC Convertible Notes”);

•	approve, on a non-binding, advisory basis, the Merger-related compensation for CEC’s named executive officers and certain of CAC’s named executive officers;

•	approve amendments to CEC’s certificate of incorporation to:

◦	increase the number of authorized shares of CEC common stock from 1,250,000,000 to 2,000,000,000,

◦	allow for cumulative voting in the election of individuals to the CEC board of directors, and

◦	implement, over a number of years, the declassification of the CEC board of directors; and

•	approve the CEC 2017 Performance Incentive Plan.
We expect the Merger to be accounted for as a transaction among entities under common control, which will result in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented.
Going Concern
Management assesses CEC’s ability to continue as a going concern on a quarterly basis, and the following information reflects the results of our assessment of CEC’s ability to continue as a going concern.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

commitments in support of the Restructuring. However, if the Merger is not completed for any reason, CEC would still be liable for many of these obligations.
CEC entered into the CIE Proceeds and Reservation Rights Agreement (as amended on October 7, 2016) with CIE, CEOC and CAC (the “CIE Proceeds Agreement”), which allows for up to $235 million of the proceeds from the sale of the SMG Business to be distributed to CEC in order to pay certain fees in support of the Restructuring, including the payment to CEOC described below (“CEC Expense Amounts”). As of June 30, 2017, $81 million remained available to CEC under this agreement. After taking into account the cash available to pay the CEC Expense Amounts under the CIE Proceeds Agreement and other sources of liquidity, CEC expects to have sufficient cash to meet its ongoing obligations as they come due for at least 12 months beyond the issuance date of these financial statements. However, there are restrictions governing when and how the cash designated for CEC Expense Amounts can be used (see Note 2). Upon completion of the Merger, CEC also expects to gain access to the remaining proceeds from the sale of the SMG Business, which will be used to fund its other commitments in support of the Restructuring.
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
As part of the Third Amended Plan, it is anticipated that CEOC will be divided into two companies - OpCo and PropCo. OpCo will operate CEOC’s properties and facilities. PropCo will hold certain of CEOC’s real property assets and related fixtures and will lease those assets to OpCo. It is anticipated that OpCo will be a wholly owned consolidated subsidiary of CEC subsequent to CEOC’s emergence and will contract with another subsidiary of CEC to manage the facilities to be leased from PropCo. PropCo will be a separate entity and will not be consolidated by CEC.
Although the Third Amended Plan has been confirmed by the Bankruptcy Court, we must still obtain regulatory approval in three of the jurisdictions in which we have gaming operations in order for CEOC to successfully emerge from bankruptcy. The Third Amended Plan remains subject to completion of (i) the Merger, which was approved by CEC's shareholders on July 25, 2017; (ii) certain financing transactions, including raising $1.2 billion of capital for OpCo (the terms of which were committed to on April 4, 2017) and (iii) various other closing conditions. In addition, CEOC continues to complete the formation of PropCo and related entities and take such other steps necessary to enable PropCo to carry out the transactions contemplated under the Third Amended Plan and commence operations on the Effective Date (as defined below), which includes securing an anticipated $1.8 billion to $2.2 billion of commercial mortgage backed securities.
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
As a result of the Bankruptcy Court’s confirmation of the Third Amended Plan, we believe it is probable that certain obligations described in the Third Amended Plan and the RSAs will ultimately be settled, and therefore, we have accrued the items that are estimable in accrued restructuring and support expenses on the Balance Sheets, as described in the table below. During 2017, we updated our accruals primarily for changes in the fair value of our accrued restructuring and support expenses. For the three and six months ended June 30, 2017, we recorded $1.4 billion and $1.9 billion, respectively, in restructuring of CEOC and other in the Statements of Operations, which increased our total accrual to $8.4 billion as of June 30, 2017.
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
Accrued Restructuring and Support Expenses

	Accrued as of
(In millions)	June 30, 2017	December 31, 2016
Forbearance fees and other payments to creditors	$995	$970
Bank Guaranty Settlement	768	734
Issuance of CEC common stock	4,383	2,936
Issuance of CEC Convertible Notes	1,910	1,600
PropCo Call Right	193	131
Payment of creditor expenses, settlement charges, and other fees	159	195
Payment to CEOC	—	35
Total accrued	$8,408	$6,601
The amounts disclosed above are reported net of payments totaling $69 million and $34 million during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.
Forbearance Fees and Other Payments to Creditors. CEC has agreed to pay certain fees in exchange for CEOC’s major creditors agreeing to forebear from exercising their rights and remedies under certain of CEOC’s credit agreements and to stay all pending litigation.
Bank Guaranty Settlement. In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee was limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consented to the Bank Amendment. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts. Pursuant to the Third Amended Plan, the CEOC creditors have agreed to eliminate the CEC Collection Guarantee, and we recorded $768 million as an estimate of the liability based on the terms of the agreement.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Issuance of CEC Common Stock. CEC will issue CEC common stock for the settlement of claims and potential claims and is obligated to repurchase at least $1.0 billion worth of the issued shares at a fixed price. As of June 30, 2017, our accrual includes the $1.0 billion repurchase obligation plus the estimated fair value of $3.4 billion for the net shares that we expect to issue after satisfying the repurchase obligation, which is subject to remeasurement on a quarterly basis. Additionally, we have accrued a liability for the fair value associated with the creditors’ right to require CEC to repurchase up to $200 million worth of the newly-issued CEC common stock.
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
Issuance of CEC Convertible Notes. CEC will issue approximately $1.1 billion in face value of CEC Convertible Notes to the CEOC creditors for the settlement of claims and potential claims, and our accrual represents the estimated fair value of the notes to be issued (see Note 7).
PropCo Call Right Agreement. PropCo will have a call right for up to five years to purchase the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP and Harrah’s New Orleans from CGP (subject to the terms of the CERP and CGPH credit agreements) (the “PropCo Call Right”). Our accrual represents the estimated fair value of the call right related to Harrah's Atlantic City, Harrah's Laughlin, and Harrah’s New Orleans. See Note 7.
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
Other Commitments Under the Third Amended Plan
The following represents other commitments or potential obligations to which CEC has agreed as part of the Third Amended Plan and certain of the RSAs, none of which have been accrued as of June 30, 2017.

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
The acquisitions of OpCo equity represent future investment transactions and will be recorded when (or if) the transactions are consummated. The PropCo right of first refusal is not a financial obligation that would require accrual. The guarantee of OpCo’s payment relates to OpCo commitments that do not yet exist, and thus does not give rise to an obligation for CEC as of June 30, 2017.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Liquidity
Cash and Available Revolver Capacity

	June 30, 2017
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$264	$1,035	$91	$125
Revolver capacity	270	160	—	—
Revolver capacity drawn or committed to letters of credit	—	—	—	—
Total	$534	$1,195	$91	$125
Consolidated cash and cash equivalents, excluding restricted cash, as shown in the table above include amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including its insurance captives.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own. Its primary assets as of June 30, 2017, consist of $125 million in cash and cash equivalents and its ownership interests in CEOC, CERP, and CGP. CEC’s cash and cash equivalents includes $93 million held by its insurance captives. Provisions included in certain debt arrangements entered into by CERP and CGP (and/or their respective subsidiaries) substantially restrict the ability of CERP, CGP, and their subsidiaries to provide dividends to CEC. In addition, CEC does not receive any financial benefit from CEOC during CEOC’s bankruptcy, as all earnings and cash flows are retained by CEOC for the benefit of its creditors.
CEC has no requirement to fund the operations of CERP, CGP, or their subsidiaries. Accordingly, CEC cash outflows are primarily used for corporate development opportunities and other corporate-level activity, including defending itself in the litigation in which it has been named as a defendant (see Note 3). As described previously, as of June 30, 2017, CEC had $81 million remaining under the CIE Proceeds Agreement from which it is able to fund certain eligible CEC Expense Amounts. Otherwise, CEC is generally limited to raising additional capital through borrowings or equity transactions because it has no operations of its own and the restrictions on its subsidiaries under lending arrangements generally prevent the distribution of cash from the subsidiaries to CEC, except for certain restricted payments that CERP and CGPH are authorized to make in accordance with their lending arrangements.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Reclassifications
For the three and six months ended June 30, 2016, $4 million and $9 million, respectively, was reclassified from food and beverage revenues to other revenues, and certain other immaterial prior year amounts have also been reclassified to conform to the current year’s presentation. The financial results related to the SMG Business were classified as discontinued operations for all periods presented effective beginning in the third quarter of 2016 (see Note 14).
Cash, Cash Equivalents, and Restricted Cash
We adopted Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash, during the fourth quarter of 2016, and retrospectively applied the amendments. Prior to adopting ASU No. 2016-18, our consolidated statements of cash flows reported changes in restricted cash as investing activities and excluded restricted cash from the beginning and ending balances of cash and cash equivalents. The effect on prior periods of adopting the new guidance includes: (i) increases in cash, cash equivalents, and restricted cash balances to $1.5 billion and $1.4 billion as of June 30, 2016 and December 31, 2015, respectively; and (ii) a decrease of $107 million in cash flows provided by investing activities for the six months ended June 30, 2016.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Balance Sheets that sum to amounts reported on the consolidated statements of cash flows.

(In millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1,515	$1,513
Restricted cash, current portion	2,973	3,113
Restricted cash, non-current portion	104	5
Total cash, cash equivalents, and restricted cash	$4,592	$4,631
Other Operating Costs
Other operating costs primarily include write-downs, reserves, and project opening costs, net of recoveries and acquisition and integration costs. During the first quarter of 2017, CEC was reimbursed $19 million for amounts related to the joint venture development in Korea that were deemed uncollectible and written off in 2015.

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
CGP generated net revenues of $434 million and $435 million for the three months ended June 30, 2017 and 2016, respectively, and $855 million and $860 million for the six months ended June 30, 2017 and 2016, respectively. Net income attributable to Caesars related to CGP was $6 million for the three months ended June 30, 2017. Net loss attributable to Caesars related to CGP was $16 million for the three months ended June 30, 2016, and $4 million and $12 million for the six months ended June 30, 2017 and 2016, respectively.
Our consolidated restricted cash includes amounts held by CGP of $2.9 billion and $3.0 billion as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the majority of the balance is restricted under the terms of the CIE Proceeds Agreement, which requires a portion of the proceeds from the sale of the SMG Business be deposited into the CIE escrow account (the "CIE Escrow Account"). Up to $235 million may be distributed from the CIE Escrow Account to CEC in order to pay the CEC Expense Amounts only: (i) pursuant to the terms of the term sheet included in the CIE Proceeds Agreement and the agreement entered into among Wilmington Trust, National Association, CIE and CEOC, governing the CIE Escrow Account, (ii) with the joint written consent of CIE and CEOC, or (iii) pursuant to an order of a court of competent jurisdiction.
CGP consolidates into its financial statements the accounts of any variable interest entity for which it is determined to be the primary beneficiary. Caesars Baltimore Investment Company, LLC (“CBIC”) is wholly-owned and consolidated by CGP. CBIC indirectly holds interests in CBAC Borrower, LLC (“CBAC”), owner of the Horseshoe Baltimore Casino, through its ownership interest in CR Baltimore Holdings (“CRBH”), a variable interest entity. The counterparty that owns the minority interest in CRBH is restricted from transferring its interest in CRBH without prior consent from CBIC. As a result, CBIC has been determined to be the primary beneficiary of CRBH, and therefore, consolidates CRBH into its financial statements. Under the existing terms of the agreement, the transfer restrictions are expected to expire in the third quarter of 2017, at which time CBIC would no longer be considered the primarily beneficiary and would deconsolidate CRBH. CBIC would then record its interest in CRBH at fair value and account for it as an equity method investment from that point forward.
CRBH generated net revenues of $141 million and net loss attributable to Caesars of $1 million for the six months ended June 30, 2017. As of June 30, 2017, CRBH had total assets and liabilities of $375 million and $369 million, respectively.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Consolidation Considerations for CEOC
CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We concluded that CEOC is a VIE and that we are not the primary beneficiary; therefore, we no longer consolidate CEOC. Subsequent to the deconsolidation, we account for our investment in CEOC as a cost method investment of zero due to the negative equity associated with CEOC’s underlying financial position. CEOC’s ownership interest in CES was $29 million and $33 million as of June 30, 2017 and December 31, 2016, respectively, and is accounted for as noncontrolling interest.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the Five Employers, the NRF, the NRF’s Legacy Plan, the NRF’s Trustees, and others entered into a Settlement Agreement (the “NRF Settlement Agreement”).  Under the NRF Settlement Agreement, on the effective date of the Debtors’ reorganization plan, CEC would pay $45 million to the NRF (the “NRF Payments”) in three different baskets: (1) a settlement basket consisting of $10 million as litigation settlement and $5 million for legal fee reimbursement; (2) a contribution basket consisting of $15 million, which sum will grow at 3.1% per year, and which, beginning 17.5 years after the plan effective date, will be applied to offset the first $8 million of contributions from the Five Employers to the Legacy Plan annually until completely utilized; and (3) a withdrawal liability basket of $15 million, which does not grow, to be applied if there is a partial or complete withdrawal at any time after the plan effective date. Upon the NRF Payments being made, mutual releases will be exchanged between the CEC-affiliated parties and the NRF-affiliated parties to the Settlement Agreement. On March 20, 2017, the Debtors moved for the Settlement Agreement to be approved by the Bankruptcy Court. On April 19, 2017, the Bankruptcy Court approved the NRF Settlement Agreement, and all actions and appeals relating to the CEC Action, the 362 Motions, the Adversary Proceeding and the NRF Action have been stayed.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of both December 31, 2016 and June 30, 2017, the Company had accrued $30 million related to the litigation settlement, the legal fee reimbursement, and the withdrawal liability in accrued expenses and other current liabilities on the Balance Sheets. The payment related to the contribution basket will be accounted for as a prepayment toward future pension contributions.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of the Company and its subsidiaries had been initiated. In September 2015, FinCEN announced a settlement with Caesars Palace, and CEOC and the Nevada Gaming Control Board reached a settlement on the same facts as above. CEOC continues to cooperate with the Department of Justice in its investigation of this matter.
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
Note 4 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification.
New Developments
Compensation - Stock Compensation - May 2017: Amendments in this update provide guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met: (i) the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as before the original award was modified. Amendments in this update are effective for all periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Application of amended guidance should be applied prospectively to an award modified on or after the adoption date.
Previously Disclosed
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
Revenue Recognition - May 2014 (amended January 2017): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We will be adopting this standard effective January 1, 2018.
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
The Total Rewards customer loyalty program affects revenue from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, CEC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. This will result in a portion of casino revenues being recorded as deferred revenue and being recognized as revenue in a future period when the Reward Credits are redeemed, and the revenue will be classified according to the good or service for which the Reward Credits were redeemed (e.g., a hotel room).
Additionally, we expect to see a significant decrease in casino revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, we will be required to allocate a portion of the casino revenues earned from the customer to rooms revenues based on the standalone selling price of the room.
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
Currently, all of our capital leases are set to expire before the initial effective date and will not require any accounting adjustments. Accounting for our operating leases where we are the lessor, including leases for the Octavius Tower at Caesars Palace Las Vegas and gaming space at The LINQ promenade, will remain unchanged. However, subsequent to CEOC’s emergence, it is anticipated that OpCo will be a wholly owned subsidiary of CEC, and this lease transaction would be eliminated upon consolidation. Operating leases, including agreements relating to slot machines, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption are still being analyzed. We are in the process of evaluating the full effect the new guidance will have on our financial statements.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5 — Property and Equipment

(In millions)	June 30, 2017	December 31, 2016
Land and land improvements	$3,584	$3,584
Buildings and leasehold improvements	4,183	4,149
Furniture, fixtures, and equipment	1,433	1,346
Construction in progress	89	55
Total property and equipment	9,289	9,134
Less: accumulated depreciation	(1,858)	(1,688)
Total property and equipment, net	$7,431	$7,446
Depreciation Expense and Capitalized Interest

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Depreciation expense (1)	$81	$83	$168	$179
Capitalized interest	1	—	2	—
____________________

(1)
Depreciation expense for the six months ended June 30, 2017 includes accelerated depreciation of $5 million due to asset removal and replacement in connection with property renovations primarily at Planet Hollywood Resort & Casino compared with $5 million and $25 million during the three and six months ended June 30, 2016, respectively, related to property renovations primarily at Harrah’s Las Vegas and Flamingo Las Vegas. There was no accelerated depreciation during the three months ended June 30, 2017.

Note 6 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2016	$285	$1,608	$148
Amortization	(33)	—	—
Balance as of June 30, 2017	$252	$1,608	$148

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2017				December 31, 2016
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Customer relationships	4.0	$893	$(661)	$232	$893	$(630)	$263
Contract rights	7.5	3	(1)	2	3	(1)	2
Gaming rights and other	7.0	43	(25)	18	43	(23)	20
		$939	$(687)	252	$939	$(654)	285
Non-amortizing
Trademarks				126			126
Gaming rights				22			22
				148			148
Total intangible assets other than goodwill				$400			$433
Note 7 — Fair Value Measurements
Investments
Investments reported at fair value primarily consist of government bonds held by our captive insurance entities totaling $27 million and $47 million as of June 30, 2017 and December 31, 2016, respectively. These investments are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. Because the fair value of these instruments is not estimated individually, but rather in the aggregate using alternative pricing methods, their fair value is classified as Level 2. These investments primarily represent collateral for several escrow and trust agreements with third-party beneficiaries and are recorded in deferred charges and other in the Balance Sheets while a portion is included in prepayments and other current assets.
Restructuring Commitments
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2016
Liabilities:
Issuance of CEC Convertible Notes	$1,600	$—	$—	$1,600
Issuance of CEC common stock	1,936	—	1,936	—
PropCo Call Right	131	—	—	131
Total liabilities at fair value	$3,667	$—	$1,936	$1,731
June 30, 2017
Liabilities:
Issuance of CEC Convertible Notes	$1,910	$—	$—	$1,910
Issuance of CEC common stock	3,383	—	3,383	—
PropCo Call Right	193	—	—	193
Total liabilities at fair value	$5,486	$—	$3,383	$2,103

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in Level 3 Fair Value Measurements

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(In millions)	CEC Convertible Notes	PropCo Call Right	CEC Convertible Notes	PropCo Call Right
Balance as of beginning of period	$1,630	$131	$1,600	$131
Restructuring of CEOC and other	280	62	310	62
Balance as of end of period	$1,910	$193	$1,910	$193
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
Key Assumptions -

•	Incremental cost of borrowing - 4.5%

•	Expected volatility - 30%

•	Risk-free rate - 2.1%
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
CEC Common Stock - CEC will issue CEC common stock for the settlement of claims and potential claims and is obligated to repurchase at least $1.0 billion worth of the issued shares at a fixed price. The value of the purchase obligation is not subject to change; therefore, the estimated fair value primarily represents the net shares that we expect to issue after satisfying the repurchase obligation. We have used the fair value of CEC’s common stock as of the end of each reporting period to estimate this portion of the restructuring accrual.
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
The valuation model used to estimate the fair value of the PropCo Call Right is a Monte Carlo simulation and utilized the following key assumptions:
Key Assumptions -

•	Ratio of EBITDAR to Initial Rent under Property Lease - 1.67 to 1.00

•	EBITDAR volatility - 23%

•	Enterprise value to revenue volatility - 13%

•	Ratio of initial purchase price to property lease rent - 12.00 to 1.00

•	EBITDAR to multiple correlation - 0.0%

•	Composite projected revenue growth rate - 2.4%

•	Composite projected EBITDAR margin growth rate - 23.2%
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
Note 8 — Contractual Commitments and Contingent Liabilities
Contractual Commitments
Except as described in Note 1 and Note 9, during the six months ended June 30, 2017, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2016.
Contingent Liabilities
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance effective in the first quarter of 2017 when the liability related to certain health insurance contracts was transferred from CEOC to CES. Our total estimated self-insurance liability was $201 million and $179 million as of June 30, 2017 and December 31, 2016, respectively.
Deferred Compensation and Employee Benefits
Deferred Compensation Plans
As of June 30, 2017, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), the Park Place Entertainment Corporation Executive Deferred Compensation Plan (“CEDCP”), the Harrah’s Entertainment, Inc. Deferred Compensation Plan (“DCP”), and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were included in Caesars’ financial statements as liabilities prior to the deconsolidation of CEOC. Caesars has recorded in the accompanying financial statements $40 million in liabilities as of both June 30, 2017 and December 31, 2016, representing the estimate of its obligations under the ESSP and ESSP II and for certain former directors and employees who had employment agreements with Harrah’s Entertainment, Inc. (the predecessor to CEC) and participated in the EDCP. The additional liability in respect of the CEDCP and DCP that Caesars has not recorded was approximately $34 million and $32 million as of June 30, 2017 and December 31, 2016, respectively, as we determined that this portion of the liability was attributable to CEOC pending the effectiveness of the settlement described below.
Trust Assets
CEC is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement (the “Escrow Agreement”), each structured as so-called “rabbi trust” arrangements, which hold assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were approximately $67 million and $61 million, respectively, as of June 30, 2017, and $62 million and $57 million, respectively, as of December 31, 2016.
The assets held pursuant to the Trust Agreement have been reflected as long-term restricted assets on the Balance Sheets. The assets held pursuant to the Escrow Agreement were not reflected on the Balance Sheets as we continued to assess the Escrow Agreement and the propriety of the funds that were contributed in accordance with the agreement prior to reaching the settlement described below, which was not yet effective as of June 30, 2017.
Settlement Agreement
On September 14, 2016, CEC entered into a settlement agreement with CEOC related to the liabilities and assets associated with the above deferred compensation plans, which was approved by the Bankruptcy Court on October 17, 2016. Pursuant to the settlement agreement, contemporaneously with the Effective Date of the Restructuring, CEC will assume all obligations to plan participants under or with respect to all five of the deferred compensation plans, and the Debtors will have no further obligations to the deferred compensation plan participants. At that time, CEOC and the other Debtors will relinquish and release any claim or right that any of them may have in respect of the assets held under either the Trust Agreement or the Escrow Agreement. Upon the effectiveness of the Restructuring and CEC’s receipt of the assets held pursuant to the Escrow Agreement, CEC will record the additional assets and liabilities in respect of the Escrow Agreement and the CEDCP and DCP, which are $61 million and $34 million, respectively, as of June 30, 2017.
Note 9 — Debt

	June 30, 2017		December 31, 2016
(In millions)	Face Value	Book Value	Book Value
CERP	$4,564	$4,515	$4,563
CGP	2,322	2,277	2,275
Total debt	6,886	6,792	6,838
Current portion of long-term debt	(48)	(48)	(89)
Long-term debt	$6,838	$6,744	$6,749

Unamortized discounts and deferred finance charges		$94	$110
Fair value	$7,140
Current Portion of Long-Term Debt
CERP’s current portion of long-term debt is $26 million, which includes scheduled principal payments on its senior secured loan, other unsecured borrowings, and capitalized lease obligations. CGP’s current portion of long-term debt is $22 million, which includes scheduled principal payments on term loans, special improvement district bonds, and various capital lease obligations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Although there are no outstanding amounts under the revolving credit facilities for CERP or CGPH as of June 30, 2017, borrowings under these revolving credit facilities are each subject to separate note agreements executed based on the provisions of the applicable credit facility agreements, and each note has a contractual maturity of less than one year. The applicable credit facility agreements each have a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balances on a long-term basis. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and are classified as current.
Fair Value
We calculate the fair value of debt based on borrowing rates available as of June 30, 2017, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Estimated Debt Service Payments (1)

	Remaining	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt Principal
CERP	$13	$34	$78	$3,288	$1,151	$—	$4,564
CGP (2)	22	21	17	17	1,272	973	2,322
Total principal	35	55	95	3,305	2,423	973	6,886

Estimated Interest
CERP	160	330	330	300	130	—	1,250
CGP (2)	70	140	140	150	110	80	690
Total interest	230	470	470	450	240	80	1,940

Principal and Interest
CERP	173	364	408	3,588	1,281	—	5,814
CGP (2)	92	161	157	167	1,382	1,053	3,012
Total principal and interest	$265	$525	$565	$3,755	$2,663	$1,053	$8,826
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CERP Debt
On May 12, 2017, CERP amended its first lien credit agreement to reduce the interest rate margins applicable to approximately $211 million of its revolving credit facility and to the entire remaining $2.4 billion of its term loan facility by 2.50%. The amendment also included automatic step-ups in the scheduled quarterly payments to approximately $16 million beginning December 31, 2018, and to approximately $31 million beginning December 31, 2019. This amendment resulted in a loss on extinguishment of debt of approximately $1 million, which is recorded in Restructuring of CEOC and other in the Statements of Operations.

	June 30, 2017				December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	various	$—	$—	$40
CERP Senior Secured Term Loan (3)	2020	4.73%	2,413	2,379	2,387
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	995	993
CERP Second Lien Notes	2021	11.00%	1,150	1,140	1,140
Capital lease obligations and other	2017	various	1	1	3
Total CERP Debt			4,564	4,515	4,563
Current portion of CERP long-term debt			(26)	(26)	(68)
CERP long-term debt			$4,538	$4,489	$4,495
____________________

(1)	Interest rate is fixed, except where noted.

(2)
Variable interest rate for the $211 million amended revolver is LIBOR plus 3.50%, down from 6.00% prior to the amendment. The variable interest rate on the remaining $59 million is determined by adding LIBOR to a base rate of 6.00%.

(3)	Variable interest rate was amended during the 2017 second quarter from 6.00% plus the greater of LIBOR or a 1% floor to 3.50% plus the greater of LIBOR or a 1% floor.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGP Debt
On April 27, 2017, CGPH entered into an Incremental Assumption Agreement and Amendment No. 1 to its First Lien Credit Agreement that, among other things, (a) provided for an increase in CGPH’s existing Senior Secured Term Loan of $175 million to approximately $1.3 billion and (b) reduced the interest rate margins applicable to the Senior Secured Term Loan and CGPH's existing $150 million revolving credit facility by 2.25%. On June 20, 2017, the $175 million incremental proceeds were used to repay the property-specific term loan encumbering The Cromwell, which extended the final maturity for the majority of the $175 million from 2019 to 2021. At the time of the repayment, The Cromwell became part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries), and its assets were pledged as collateral for both the CGPH Senior Secured Term Loan and the CGPH Notes. This amendment resulted in a loss on extinguishment of debt of approximately $4 million, which is recorded in Restructuring of CEOC and other in the Statements of Operations.

	June 30, 2017				December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CGPH Credit Facilities
CGPH Senior Secured Revolving Credit Facility (2)	2019	various	$—	$—	$—
CGPH Senior Secured Term Loan (3)	2021	4.23%	1,314	1,291	1,119
CGPH Notes	2022	9.38%	675	663	662
Cromwell Credit Facility	N/A	N/A	—	—	167
Horseshoe Baltimore Credit and FF&E Facilities (4)
Horseshoe Baltimore Revolving Facility Loan (5)	2018	various	—	—	—
Horseshoe Baltimore Credit Facility (6)	2020	8.30%	296	287	287
Horseshoe Baltimore FF&E Facility (7)(8)	2019	8.75%	19	19	22
Other secured debt	2018	8.00%	5	4	4
Special Improvement District Bonds	2037	5.30%	13	13	14
Total CGP Debt			2,322	2,277	2,275
Current portion of CGP long-term debt			(22)	(22)	(21)
CGP long-term debt			$2,300	$2,255	$2,254
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as LIBOR plus 3.00%, down from 5.25% prior to the amendment.

(3)	Variable interest rate was amended during the 2017 second quarter from 5.25% plus the greater of LIBOR or a 1% floor to 3.00% plus the greater of LIBOR or a 1% floor.

(4)	See Note 17.

(5)	Variable interest rate calculated as LIBOR plus 7.00%.

(6)	Variable interest rate calculated as 7.00% plus the greater of LIBOR or a 1.25% floor.

(7)	Variable interest rate calculated as 7.50% plus the greater of LIBOR or a 1.25% floor. The rate is set at the 1.25% floor as of June 30, 2017.

(8)	This represents an equipment financing term loan facility.
Terms of Outstanding Debt
Restrictive Covenants
The CERP Notes, CERP Credit Facility, CGPH Senior Secured Term Loan, CGPH Notes, and Horseshoe Baltimore Credit and FF&E Facilities all include negative covenants, subject to certain exceptions, and contain affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facility, and Horseshoe Baltimore Credit and FF&E Facilities), all of the preceding being customary in nature.

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

Credit Facility	Covenant Type	Effective Period	Requirement
CERP Credit Facility	CERP Maximum SSLR	From inception	8.00	to 1.00
CGPH Senior Secured Term Loan	CGPH Maximum SSLR	From inception	6.00	to 1.00
Horseshoe Baltimore Credit and FF&E Facilities (1)	CBAC Maximum SSLR	Q1 - Q4 2017	6.00	to 1.00
	CBAC Maximum SSLR	Q1 2018 and thereafter	4.75	to 1.00
____________________

(1)	See Note 17.
Guarantees
CERP has pledged a significant portion of its assets as collateral under the notes and facilities. The CERP Notes are co-issued, as well as fully and unconditionally guaranteed, jointly and severally, by Caesars Entertainment Resort Properties, LLC (parent entity) and each of its wholly-owned subsidiaries on a senior secured basis.
The CGPH Senior Secured Term Loan is guaranteed by the direct parent of CGPH and substantially all of CGPH’s subsidiaries, and is secured by the direct parent’s equity interest in CGPH and substantially all of the existing and future assets of CGPH and the subsidiary guarantors.
The CGPH Notes are secured by substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions), and are guaranteed by CGPH and substantially all of CGPH’s subsidiaries (subject to exceptions).
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
Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Loss from continuing operations attributable to Caesars, net of income taxes	$(1,442)	$(2,102)	$(1,988)	$(2,443)
Income from discontinued operations attributable to Caesars, net of income taxes	—	25	—	58
Net loss attributable to Caesars	$(1,442)	$(2,077)	$(1,988)	$(2,385)

Weighted-average common stock outstanding	149	146	148	146

Basic and diluted loss per share from continuing operations	$(9.68)	$(14.42)	$(13.42)	$(16.79)
Basic and diluted earnings per share from discontinued operations	—	0.17	—	0.40
Basic and diluted loss per share	$(9.68)	$(14.25)	$(13.42)	$(16.39)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Stock options	10	10	12	10
Restricted stock units and awards	5	10	7	8
Total anti-dilutive common stock	15	20	19	18
Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$67	$68	$138	$141
Rooms	60	57	118	117
Other	9	7	17	14
	$136	$132	$273	$272

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$41	$41	$84	$84
Rooms	21	20	41	40
Other	6	5	10	8
	$68	$66	$135	$132
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
Composition of Caesars Entertainment Stock-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Corporate expense	$6	$11	$13	$19
Property, general, administrative, and other	1	1	2	3
Total stock-based compensation expense	$7	$12	$15	$22
Outstanding at End of Period

	June 30, 2017		December 31, 2016
	Quantity (1)	Wtd Avg (2)	Quantity	Wtd Avg (2)
Stock options (3)	9,446,636	$10.33	9,820,168	$11.69
Restricted stock units (4)	5,542,757	7.59	8,447,922	7.95
____________________

(1)	There were no grants of stock options or restricted stock units related to CEC common stock during the six months ended June 30, 2017.

(2)	Represents weighted average exercise price for stock options and weighted average fair value for restricted stock units.

(3)
On March 14, 2017, we modified vested and unvested stock options held by active employees with exercise prices above the then-current market price of CEC’s common stock to have an exercise price of $9.45.

(4)	During the three and six months ended June 30, 2017, 194,085 and 2,621,995 restricted stock units vested, respectively.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The portion of CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was reclassified to discontinued operations for all periods presented in the Statements of Operations. The portion of CIE’s stock-based compensation expense not directly identifiable with employees of the SMG Business was $30 million and $43 million for the three and six months ended June 30, 2016, respectively, and was included in property, general, administrative, and other in the Statements of Operations.
Note 13 — Income Taxes
Caesars’ provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and six months ended June 30, 2016 and 2017. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2016 and 2017.
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Loss from continuing operations, before income taxes	$(1,395)	$(2,065)	$(1,847)	$(2,365)
Income tax provision	$(31)	$(3)	$(103)	$(10)
Effective tax rate	(2.2)%	(0.1)%	(5.6)%	(0.4)%

Discontinued operations, before income taxes	$—	$53	$—	$119
Income tax provision	$—	$(28)	$—	$(61)
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
The effective tax rate related to the loss from continuing operations for the three months ended June 30, 2017 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses. The effective tax rate for the three months ended June 30, 2016 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses, and nondeductible stock based compensation from CIE.
The effective tax rate related to the loss from continuing operations for the six months ended June 30, 2017 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses, and from state deferred tax expense. Effective January 1, 2017, CEC elected to no longer treat CERP as a corporation for income tax purposes, which resulted in additional state deferred tax expense due to additional state filing requirements for CEC. The effective tax rate related to the loss from continuing operations for the six months ended June 30, 2016 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses, and nondeductible stock based compensation from CIE.
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
As a result of the sale, CAC incurred estimated current income tax expense of approximately $285 million on the gain. Under the terms of its operating agreement, CGP is required to distribute funds to CAC, which CAC will use to pay its tax obligation resulting from the sale of the SMG Business (see Note 15), and $240 million of this was paid during the year ended December 31, 2016. During the first quarter of 2017, CGP amended its operating agreement to clarify the allocation method for taxable income resulting from the sale between CEC and CAC. This resulted in less taxable income being allocated to CAC and a lower resulting tax obligation for CAC; therefore, CGP reduced the amount of its estimated distribution to CAC by $26 million to $259 million.
Additionally, proceeds from the sale were deposited into an escrow account to fund potential indemnity claims of Alpha Frontier under the Purchase Agreement (the "Indemnity Escrow"). The balance in the Indemnity Escrow was approximately $259 million as of both June 30, 2017 and December 31, 2016.
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

The total amount distributed to the Minority Investors and former holders of CIE equity awards in connection with Closing was approximately $1.1 billion, which is subject to any purchase price adjustments pursuant to the Purchase Agreement. CGP has accrued $63 million as of both June 30, 2017 and December 31, 2016, respectively, for the estimated portion of the balance remaining in the Indemnity Escrow that is due to the Minority Investors and former holders of CIE equity awards. The balance is included in accrued expenses and other current liabilities on the Balance Sheets. The remaining proceeds from the sale of the SMG Business will be released from the Indemnity Escrow at the end of the escrow period, which is during the third quarter of 2017.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Effect on Statements of Operations of Discontinued Operations

(In millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues
Social and mobile games	$237	$455
Operating expenses
Platform fees	69	132
Property, general, administrative, and other (1)	115	204
Total operating expenses	184	336
Pre-tax income from discontinued operations	53	119
Income tax provision	(28)	(61)
Total income from discontinued operations, net of income taxes	$25	$58
____________________

(1)
Property, general, administrative, and other includes stock-based compensation expense directly identifiable with employees of the SMG Business of $36 million and $51 million for the three and six months ended June 30, 2016, respectively.

Note 15 — Related Party Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$—	$—	$—	$6
Expenses paid to Sponsors’ portfolio companies	1	1	1	2
Expenses paid on behalf of CAC	12	7	21	13
Transactions with CEOC
Shared services allocated expenses to CEOC	108	86	204	177
Shared services allocated expenses from CEOC	23	25	46	50
Management fees incurred	11	12	22	22
Octavius Tower lease revenue	9	9	18	18
Other expenses incurred	2	7	6	14
Transactions Related to the CEOC Reorganization
The Debtors filed the Third Amended Plan on January 13, 2017, and CEC, CAC, the Debtors, and CEOC’s major creditor groups have agreed to support the Third Amended Plan and have entered into various RSAs with respect to the CEOC reorganization. See detailed discussion of the Third Amended Plan and the RSAs in Note 1.
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of June 30, 2017, Hamlet Holdings beneficially owned a majority of CEC’s common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors have the power to elect all of CEC’s directors.

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
Caesars Acquisition Company
As described in Note 2, CAC is the sole voting member of CGP, our consolidated VIE, and common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings. Pursuant to the operating agreement of CGP, CGP pays certain expenses on behalf of CAC. These expenses, which are included in the table above, commenced in 2013 and are reflected as distributions to a noncontrolling interest holder in the consolidated statements of equity. Under its operating agreement, CGP is required to distribute funds to CAC that will be used to pay CAC’s tax obligation resulting from the sale of the SMG Business. During the six months ended June 30, 2017, CGP made no additional tax payments related to the sale of the SMG Business and the remaining balance of $19 million is included in due to affiliates in the Balance Sheets.
Transactions with CEOC
As described in Note 2, upon its filing for reorganization under Chapter 11 of the Bankruptcy Code and its subsequent deconsolidation, transactions with CEOC are no longer eliminated in consolidation and are considered related party transactions for Caesars. A summary of these transactions is provided in the table above. However, subsequent to CEOC’s emergence, it is anticipated that OpCo will be a wholly owned subsidiary of CEC, and these transactions with OpCo would then be eliminated upon consolidation going forward.
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
We continue to be self-insured for workers compensation and other risk insurance as of June 30, 2017. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.
Services Joint Venture
CES provides certain corporate and administrative services to its Members, and the costs of these services are allocated among the Members. The CES allocated costs include amounts for insurance coverage (see Note 1).
Management Fees
CGP pays a management fee to CEOC for the CGP properties that are managed by CEOC or CES.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Due from/to Affiliates
Amounts due to or from affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities and CEOC. The amount due from CEOC represents the maximum exposure to loss as a result of Caesars’ involvement with CEOC, and the amount is reported net of an allowance for doubtful accounts of $12 million as of both June 30, 2017 and December 31, 2016.
As of June 30, 2017 and December 31, 2016, due from affiliates was $30 million and $64 million, respectively, and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of June 30, 2017 and December 31, 2016, due to affiliates was $56 million and $112 million, respectively. These amounts include the payable to CAC from CGP related to CAC’s taxes payable described above, which was $19 million and $45 million as of June 30, 2017 and December 31, 2016, respectively. The remaining liability represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.
Note 16 — Segment Reporting
We view each casino property as an operating segment and currently aggregate all such casino properties into two reportable segments: CERP and CGP.
The results of each reportable segment presented below are consistent with the way Caesars management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between reportable segments within Caesars, as described below. Accordingly, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their standalone filings.
“Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.
Condensed Statements of Operations - By Segment

	Three Months Ended June 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$89	$64	$2	$(6)	$149
Net revenues	570	435	3	(6)	1,002
Depreciation and amortization	54	42	—	—	96
Income/(loss) from operations	118	63	(24)	—	157
Interest expense	(91)	(47)	(4)	—	(142)
Restructuring of CEOC and other	(2)	5	(1,413)	—	(1,410)
Income tax provision	(10)	—	(21)	—	(31)

	Three Months Ended June 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$82	$58	$2	$(6)	$136
Net revenues	562	435	1	(6)	992
Depreciation and amortization	60	44	(1)	—	103
Income/(loss) from operations	111	36	(36)	—	111
Interest expense	(99)	(48)	(3)	—	(150)
Restructuring of CEOC and other	—	—	(2,026)	—	(2,026)
Income tax benefit/(provision)	(4)	3	(2)	—	(3)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$166	$119	$3	$(10)	$278
Net revenues	1,116	856	3	(10)	1,965
Depreciation and amortization	110	88	—	—	198
Income/(loss) from operations	228	118	(31)	—	315
Interest expense	(189)	(95)	(5)	—	(289)
Restructuring of CEOC and other	(2)	5	(1,876)	—	(1,873)
Income tax provision	(16)	—	(87)	—	(103)

	Six Months Ended June 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$158	$108	$3	$(11)	$258
Net revenues	1,090	861	2	(11)	1,942
Depreciation and amortization	133	83	(1)	—	215
Income/(loss) from operations	189	87	(77)	—	199
Interest expense	(198)	(100)	(3)	—	(301)
Restructuring of CEOC and other	(1)	1	(2,263)	—	(2,263)
Income tax benefit/(provision)	2	4	(16)	—	(10)
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$15	$21	$(1,478)	$—	$(1,442)
Net income attributable to noncontrolling interests	—	—	16	—	16
Income tax provision	10	—	21	—	31
Restructuring of CEOC and other	2	(5)	1,413	—	1,410
Interest expense	91	47	4	—	142
Depreciation and amortization	54	42	—	—	96
Corporate expense	13	9	19	(1)	40
Other operating costs	1	10	7	—	18
Property EBITDA	$186	$124	$2	$(1)	$311

	Three Months Ended June 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$8	$13	$(2,098)	$—	$(2,077)
Net income attributable to noncontrolling interests	—	3	31	—	34
Discontinued operations, net of income taxes	—	(25)	—	—	(25)
Income tax (benefit)/provision	4	(3)	2	—	3
Restructuring of CEOC and other	—	—	2,026	—	2,026
Interest expense	99	48	3	—	150
Depreciation and amortization	60	44	(1)	—	103
Corporate expense	10	8	22	—	40
Other operating costs	3	2	15	—	20
CIE stock-based compensation	—	30	—	—	30
Property EBITDA	$184	$120	$—	$—	$304

	Six Months Ended June 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$21	$29	$(2,038)	$—	$(1,988)
Net income/(loss) attributable to noncontrolling interests	—	(1)	39	—	38
Income tax provision	16	—	87	—	103
Restructuring of CEOC and other	2	(5)	1,876	—	1,873
Interest expense	189	95	5	—	289
Depreciation and amortization	110	88	—	—	198
Corporate expense	23	16	35	(1)	73
Other operating costs	2	16	(3)	—	15
Property EBITDA	$363	$238	$1	$(1)	$601

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$(8)	$43	$(2,420)	$—	$(2,385)
Net income attributable to noncontrolling interests	—	7	61	—	68
Discontinued operations, net of income taxes	—	(58)	—	—	(58)
Income tax (benefit)/provision	(2)	(4)	16	—	10
Restructuring of CEOC and other	1	(1)	2,263	—	2,263
Interest expense	198	100	3	—	301
Depreciation and amortization	133	83	(1)	—	215
Corporate expense	21	15	46	(1)	81
Other operating costs	5	3	34	—	42
CIE stock-based compensation	—	43	—	—	43
Property EBITDA	$348	$231	$2	$(1)	$580
Condensed Balance Sheets - By Segment

	June 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Total assets	$6,980	$7,181	$1,197	$(565)	$14,793
Total liabilities	5,867	2,644	9,712	(73)	18,150

	December 31, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Total assets	$6,941	$7,353	$1,246	$(646)	$14,894
Total liabilities	5,903	2,709	7,758	(58)	16,312
Note 17 — Subsequent Events
On July 7, 2017, CBAC closed the syndication of new senior secured credit facilities, consisting of $300 million in the aggregate principal amount of a senior secured term loan facility maturing in 2024 (the “Baltimore Term Facility”), subject to a variable rate of interest calculated as LIBOR plus 4.00%, which is down from 7.00% prior to the amendment. The proceeds from the Baltimore Term Facility, in addition to $15 million in cash, were used to repay the amounts outstanding under the Horseshoe Baltimore Credit Facility and the Horseshoe Baltimore FF&E Facility.
CBAC’s new senior secured revolving credit facility has up to $15 million available in aggregate principal amount and matures in 2022.
As of June 30, 2017, the book value of the Horseshoe Baltimore Credit Facility and the Horseshoe Baltimore FF&E Facility was net of unamortized discounts and deferred finance charges of $9 million.

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
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).
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
CEC Going Concern
As a result of the following circumstances, we have substantial doubt about CEC’s ability to continue as a going concern:

•
we have limited unrestricted cash available to meet the financial commitments of CEC, primarily resulting from significant expenditures made to (1) defend against the litigation matters disclosed below and (2) support a plan of reorganization for Caesars Entertainment Operating Company, Inc. (“CEOC”) (the “Restructuring”);

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
CEC entered into the CIE Proceeds and Reservation Rights Agreement (as amended on October 7, 2016) with Caesars Interactive Entertainment (“CIE”), CEOC and CAC (the “CIE Proceeds Agreement”), which allows for up to $235 million of the proceeds from the sale of CIE’s social and mobile games business (the “SMG Business”) (described below) to be distributed to CEC in order to pay certain fees in support of the Restructuring including the payment to CEOC disclosed in Note 1 (“CEC Expense Amounts”). As of June 30, 2017, $81 million remained available to CEC under this agreement. After taking into account the cash available to pay the CEC Expense Amounts under the CIE Proceeds Agreement and other sources of liquidity, CEC expects to have sufficient cash to meet its ongoing obligations as they come due for at least 12 months beyond the issuance date of these financial statements. However, there are restrictions governing when and how the cash designated for CEC Expense Amounts can be used (see Note 2). Upon completion of the Merger, CEC also expects to gain access to the remaining proceeds from the sale of the SMG Business, which will be used to fund its other commitments in support of the Restructuring.
If CEC is unable to access additional sources of cash when needed, in the event of a material adverse ruling on one or all of the litigation matters disclosed in Note 1, or if CEOC does not emerge from bankruptcy on a timely basis on terms and under circumstances satisfactory to CEC, it is likely that CEC would seek reorganization under Chapter 11 of the Bankruptcy Code.
Debt Activity
During the quarter ended June 30, 2017, Caesars Growth Properties Holdings, LLC (“CGPH”) entered into an Incremental Assumption Agreement and Amendment No. 1 to its First Lien Credit Agreement that, among other things, (a) provided for an increase in CGPH’s existing Senior Secured Term Loan of $175 million to approximately $1.3 billion and (b) reduced the interest rate margins applicable to the Senior Secured Term Loan and CGPH's existing $150 million revolving credit facility by 2.25%. On June 20, 2017, the $175 million incremental proceeds were used to repay the property-specific term loan encumbering The Cromwell, which extended the final maturity for the majority of the $175 million from 2019 to 2021.
Additionally, CERP amended its first lien credit agreement to reduce the interest rate margins applicable to approximately $211 million of its revolving credit facility and to the entire remaining $2.4 billion of its term loan facility by 2.50%. The amendment also included automatic step-ups in the scheduled quarterly payments to approximately $16 million beginning December 31, 2018, and to approximately $31 million beginning December 31, 2019.
Subsequent to June 30, 2017, CBAC Borrower, LLC (“CBAC”), owner of the Horseshoe Baltimore Casino, closed the syndication of new senior secured credit facilities, consisting of $300 million in the aggregate principal amount of a senior secured term loan facility maturing in 2024 (the “Baltimore Term Facility”), subject to a variable rate of interest calculated as LIBOR plus 4.00%, which is down from 7.00% prior to the amendment. The proceeds from the Baltimore Term Facility, in addition to $15 million in cash, were used to repay the amounts outstanding under the Horseshoe Baltimore Credit Facility and the Horseshoe Baltimore FF&E Facility. CBAC’s new senior secured revolving credit facility has up to $15 million available in aggregate principal amount and matures in 2022.
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
Upon closing the sale of the SMG Business, all outstanding CIE stock-based compensation awards were deemed fully vested and subsequently canceled in return for the right to receive a cash payment. CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was $36 million and $51 million during the three and six months ended June 30, 2016, respectively. This expense amount was reclassified to discontinued operations. Stock-based compensation expense not directly identifiable with employees of the SMG Business of $30 million and $43 million during the three and six months ended June 30, 2016, respectively, was included in property, general, administrative, and other in the Statements of Operations. In 2017, there were no amounts related to CIE’s stock-based compensation expense.
Recent Accounting Pronouncements
See Note 4 for discussions of the adoption and potential effects of recently issued accounting standards.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” in MD&A of the 2016 Annual Report. There have been no changes to these policies during the six months ended June 30, 2017.

Discussion of Operating Results

Segment results in this MD&A are presented consistent with the way Caesars’ management assesses the Company’s results, which is a consolidated view that adjusts for the effect of certain transactions related to reportable segments within Caesars. Therefore, the results of certain reportable segments presented in this filing differ from the financial statement information presented in their separate filings. “Other” includes parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.
Consolidated Operating Results

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Casino revenues	$554	$553	$1	0.2%	$1,086	$1,091	$(5)	(0.5)%
Net revenues	1,002	992	10	1.0%	1,965	1,942	23	1.2%
Income from operations	157	111	46	41.4%	315	199	116	58.3%
Restructuring of CEOC and other	(1,410)	(2,026)	616	30.4%	(1,873)	(2,263)	390	17.2%
Loss from continuing operations, net of income taxes	(1,426)	(2,068)	642	31.0%	(1,950)	(2,375)	425	17.9%
Discontinued operations, net of income taxes	—	25	(25)	(100.0)%	—	58	(58)	(100.0)%
Net loss attributable to Caesars	(1,442)	(2,077)	635	30.6%	(1,988)	(2,385)	397	16.6%
Property EBITDA (1)	311	304	7	2.3%	601	580	21	3.6%

Operating margin (2)	15.7%	11.2%	—	4.5 pts	16.0%	10.2%	—	5.8 pts
____________________

(1)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes.
Net Revenues by Category - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Casino	$554	$553	$1	0.2%	$1,086	$1,091	$(5)	(0.5)%
Food and beverage	197	200	(3)	(1.5)%	393	401	(8)	(2.0)%
Rooms	238	235	3	1.3%	481	464	17	3.7%
Other	149	136	13	9.6%	278	258	20	7.8%
Less: casino promotional allowances (“Casino promo”)	(136)	(132)	(4)	(3.0)%	(273)	(272)	(1)	(0.4)%
Net revenues	$1,002	$992	$10	1.0%	$1,965	$1,942	$23	1.2%

Increase/(Decrease) in Net Revenues by Category - Consolidated
Three Months Ended June 30, 2016 and 2017
Increase/(Decrease) in Net Revenues by Category - Consolidated
Six Months Ended June 30, 2016 and 2017
Net Revenues - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
CERP	$570	$562	$8	1.4%	$1,116	$1,090	$26	2.4%
CGP	435	435	—	—%	856	861	(5)	(0.6)%
Other	(3)	(5)	2	40.0%	(7)	(9)	2	22.2%
Net revenues	$1,002	$992	$10	1.0%	$1,965	$1,942	$23	1.2%
Net revenues increased $10 million, or 1.0%, for the second quarter of 2017 and $23 million, or 1.2%, for the first half of 2017 compared with the corresponding prior year periods. During both periods, the most significant improvements came from other revenues, which includes entertainment revenues, rental income, and parking revenues, and rooms revenues from hotel stays at our casino properties. The following are key drivers of year over year performance.

Cash ADR (1)
Three Months Ended June 30, 2017 versus 2016	Six Months Ended June 30, 2017 versus 2016
____________________

(1)	Average cash daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied.
CERP Performance
Net revenues increased $8 million, or 1.4%, for the second quarter of 2017 and $26 million, or 2.4%, for the first half of 2017 compared with the corresponding prior year periods, primarily due to increases in rooms revenues and other revenues. Casino revenues also contributed to the increase in the six-month period. The increases were attributable to the following:

•
Rooms revenues increased $4 million, or 2.8%, during the second quarter of 2017 and $18 million, or 6.4%, during the first half of 2017. Increased resort fees and improved hotel yield continued to drive an increase in CERP’s cash ADR to $125 for the second quarter of 2017 from $123 in 2016 and to $131 for the first half of 2017 from $123 in 2016. Harrah’s Las Vegas had 11% more room nights available during the first half of 2017 compared with the prior year period due to construction at the property during the first half of 2016, which contributed to an increase in rooms revenues of $2 million during the second quarter of 2017 and $8 million during the first half of 2017 at that property. While the number of rooms off the market during renovations at CERP properties is expected to increase in the third quarter, the projects will take place at properties with generally lower cash ADR relative to projects completed during the prior year.

•
Other revenues increased $7 million, or 8.5%, during the second quarter of 2017 and $8 million, or 5.1%, during the first half of 2017, primarily due to the additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017.

•	Casino revenues increased $1 million, or 0.3%, during the second quarter of 2017 and $9 million, or 1.6%, during the first half of 2017, primarily due to higher gaming volumes.
CGP Performance
Net revenues was flat for the second quarter of 2017 and decreased $5 million, or 0.6%, for the first half of 2017 compared with the corresponding prior year periods, primarily due to declines in casino revenues, food and beverage revenues, and rooms revenues, partially offset by an increase in other revenues. The fluctuations were attributable to the following:

•
Casino revenues declined $2 million, or 0.7%, during the second quarter of 2017 and $15 million, or 2.8%, during the first half of 2017, primarily due to a decline in gaming volumes at Horseshoe Baltimore, which also was affected by increased competition and a short-term dealer shortage. This decrease was partially offset by an increase in casino revenues at Harrah's New Orleans due to favorable gaming hold, as well as favorable gaming volumes.

•
Food and beverage revenues declined $3 million, or 4.5%, during the second quarter of 2017 and $4 million, or 2.9%, during the first half of 2017, primarily due to construction at Planet Hollywood Resort & Casino (“Planet Hollywood”) in the current year.

•
Rooms revenues decreased $1 million during both the second quarter and first half of 2017, which was primarily because Planet Hollywood had 14% less room nights available due to construction at the property in the current year.

•
Other revenues increased $6 million, or 10.3%, during the second quarter of 2017 and $11 million, or 10.2%, during the first half of 2017, primarily due to the additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017. In addition, CGP other revenues includes amounts related to a sub-license agreement extending the right to use various brands of Caesars Entertainment in connection with social and mobile games to the buyer of the SMG Business.

Analysis of Key Drivers of Income/(Loss) from Operations Performance
Income from operations increased $46 million, or 41.4%, for the second quarter of 2017 and $116 million, or 58.3%, for the first half of 2017 compared with the corresponding prior year periods. The key drivers of income from operations in both periods were primarily property, general, administrative, and other; net revenues; and depreciation and amortization. Income from operations for the six months ended June 30, 2017 was also affected by a decrease in other operating costs.
Income from Operations by Category - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Net revenues	$1,002	$992	$10	1.0%	$1,965	$1,942	$23	1.2%

Operating expenses
Casino	280	279	(1)	(0.4)%	563	564	1	0.2%
Food and beverage	96	100	4	4.0%	189	193	4	2.1%
Rooms	64	63	(1)	(1.6)%	127	122	(5)	(4.1)%
Property, general, administrative, and other (“PGA & O”)	251	276	25	9.1%	485	526	41	7.8%
Depreciation and amortization (“Depreciation”)	96	103	7	6.8%	198	215	17	7.9%
Corporate expense	40	40	—	—%	73	81	8	9.9%
Other operating costs	18	20	2	10.0%	15	42	27	64.3%
Total operating expenses	845	881	36	4.1%	1,650	1,743	93	5.3%
Income from operations	$157	$111	$46	41.4%	$315	$199	$116	58.3%

Increase/(Decrease) in Income from Operations - Consolidated
Three Months Ended June 30, 2016 and 2017

Increase/(Decrease) in Income from Operations - Consolidated
Six Months Ended June 30, 2016 and 2017
Income/(Loss) from Operations - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
CERP	$118	$111	$7	6.3%	$228	$189	$39	20.6%
CGP	63	36	27	75.0%	118	87	31	35.6%
Other	(24)	(36)	12	33.3%	(31)	(77)	46	59.7%
Income from operations	$157	$111	$46	41.4%	$315	$199	$116	58.3%
CERP Performance
Income from operations increased $7 million, or 6.3%, for the second quarter of 2017 and $39 million, or 20.6%, for the first half of 2017 compared with the corresponding prior year periods, primarily due to the revenue increases described above and a decrease in depreciation and amortization, partially offset by increased casino and rooms expenses. Depreciation and amortization decreased because we recorded accelerated depreciation in the prior year due to the removal and replacement of certain assets primarily at Paris Las Vegas during the second quarter 2016, as well as Harrah’s Las Vegas and Flamingo Las Vegas during the six months ended June 30, 2016.
CGP Performance
Income from operations increased $27 million, or 75.0%, for the second quarter of 2017 and $31 million, or 35.6%, for the first half of 2017 compared with the corresponding prior year periods. There was no CIE stock–based compensation expense recorded in property, general, administrative and other in the current year periods following the 2016 sale of the SMG Business compared with $30 million and $43 million during the three and six months ended June 30, 2016, respectively. Casino expenses at Horseshoe Baltimore also decreased by $8 million and $13 million during the three and six months ended June 30, 2017, respectively, mainly due to reduced gaming taxes as of result of lower casino revenues, combined with the slot tax reduction initiated in December 2016. These decreases were partially offset by increases in demolition costs at Planet Hollywood of $9 million and $14 million during the three and six months ended June 30, 2017, respectively, as a result of ongoing renovations. During the six months ended June 30, 2017, income from operations was also unfavorably affected by a $2 million increase in accelerated depreciation due to ongoing property renovations, as well as the revenue decrease described above.
CEC Performance
For the three and six months ended June 30, 2017, other operating costs improved compared with the corresponding prior year periods, mainly due to transactions related to the new joint venture in Korea. During the first quarter of 2017, CEC was reimbursed $19 million for amounts related to the joint venture development that were deemed uncollectible and written off in 2015.

Interest Expense and Other Factors that Affect Net Loss
Interest Expense - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
CERP	91	99	8	8.1%	189	198	9	4.5%
CGP	47	48	1	2.1%	95	100	5	5.0%
Other	4	3	(1)	(33.3)%	5	3	(2)	(66.7)%
Interest expense	$142	$150	$8	5.3%	$289	$301	$12	4.0%
Interest expense decreased $8 million, or 5.3%, for the second quarter of 2017 and $12 million, or 4.0%, for the first half of 2017 compared with the corresponding prior year periods, primarily as a result of the amendments to the CERP and CGPH credit agreements completed during the second quarter of 2017 as described in Note 9.
Other Factors Affecting Net Loss - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Restructuring of CEOC and other	$(1,410)	$(2,026)	$616	30.4%	$(1,873)	$(2,263)	$390	17.2%
Income tax provision	(31)	(3)	(28)	*	(103)	(10)	(93)	*
Discontinued operations, net of income taxes	—	25	(25)	(100.0)%	—	58	(58)	(100.0)%
____________________

*	Not meaningful.
Restructuring of CEOC and Other
As described in Note 1, we recognized certain obligations that we believe will ultimately be settled under the amended plan of reorganization filed on January 13, 2017 or the RSAs. As a result, we accrued expenses associated with the Restructuring totaling $1.4 billion and $2.0 billion for the three months ended June 30, 2017 and 2016, respectively, and $1.9 billion and $2.3 billion for the six months ended June 30, 2017 and 2016, respectively. A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. As described in Note 7, these obligations will be accounted for at fair value each period until they are ultimately settled as part of the Restructuring, and a fluctuation in the value of one or more of the inputs to our fair value estimates could result in a significant adjustment to the fair value of these obligations.
Income Taxes on Continuing Operations
For the three months ended June 30, 2017 and 2016, the effective tax rates were negative 2.2% and negative 0.1%, respectively. For the six months ended June 30, 2017 and 2016, the effective tax rates were negative 5.6% and negative 0.4%, respectively. See Note 13 for a detailed discussion of income taxes and the effective tax rates.
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
Our consolidated estimated debt service (including principal and interest) for the remainder of 2017 is $265 million and $8.6 billion thereafter to maturity. See Note 9 for details of our debt outstanding, debt service requirements, and restrictive covenants. As a result of amendments to our existing debt agreements discussed in Note 9, we reduced our annual interest obligations by approximately $100 million going forward.
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
Consolidated cash and cash equivalents as of June 30, 2017 as shown in the table below, includes amounts held by CERP, CGP, and Caesars Enterprise Services, LLC (“CES”), which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including $93 million related to its insurance captives.
Summary of Cash and Revolver Capacity

	June 30, 2017
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$264	$1,035	$91	$125
Revolver capacity	270	160	—	—
Revolver capacity drawn or committed to letters of credit	—	—	—	—
Total	$534	$1,195	$91	$125
Annual Estimated Debt Service Requirements

	Remaining	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
CERP	$173	$364	$408	$3,588	$1,281	$—	$5,814
CGP (1)	92	161	157	167	1,382	1,053	3,012
Total principal and interest	$265	$525	$565	$3,755	$2,663	$1,053	$8,826
____________________

(1)	See Note 17 for additional information about CGP’s debt.
We generated consolidated operating cash inflows of $220 million for the six months ended June 30, 2017, including operating cash inflows of $226 million and $104 million from CERP and CGP, respectively. Our cash flows from operations include outflows by CEC related to the Restructuring of CEOC and other professional fees. In addition, CEC drew $91 million from the CIE Proceeds during the six months ended June 30, 2017, and $81 million remained available to CEC under the CIE Proceeds Agreement as of June 30, 2017.
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
CERP generated net income of $21 million during the six months ended June 30, 2017, which includes the effect of non-cash items, including depreciation and amortization expense, of $110 million during the period. Other than additional depreciation and amortization expense compared with the prior year period (described above), CERP’s operating activities yielded operating cash flows of $226 million, a 22.2% increase from the prior year period. The increase was primarily due to improvement in operating results in 2017, including the increase in net revenues discussed above, the timing of payments for amounts due to affiliates, and other offsetting working capital fluctuations.
CERP’s capital expenditures were $72 million during the six months ended June 30, 2017, in support of its ongoing property renovations, an increase of $13 million, or 22.0%, compared with the prior year period. In addition to acquisitions of property and equipment, CERP also has commitments related to its long-term debt and, from time to time, its revolving credit facility. In 2017, CERP incurred $189 million of interest expense, of which $182 million was paid in cash, and repaid $114 million of debt, primarily on its revolving credit facility.
CGP generated net income of $28 million during the six months ended June 30, 2017, which includes the effect of non-cash items, such as depreciation and amortization expense of $88 million. CGP’s operating cash flows decreased to $104 million, which is a reduction of $36 million compared with the prior year period primarily due to net working capital changes.
CGP’s capital expenditures were $76 million during the six months ended June 30, 2017, an increase of $44 million compared with the prior year period due to property renovations at Planet Hollywood during 2017. In addition to acquisitions of property and equipment, CGP also has commitments related to its long-term debt and revolving credit facility. In 2017, CGP incurred $95 million of interest expense, of which $90 million was paid in cash, and repaid $234 million in debt, of which $175 million was funded from the increase in CGPH’s existing Senior Secured Term Loan (see Note 9).
CERP and CGP’s ability to fund operations, pay debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond their control, and disruptions in capital markets and restrictive covenants related to their existing debt could affect their ability to fund liquidity needs, pay indebtedness, and secure additional funds through financing activities.
We believe that CERP and CGP’s cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations during 2017 and estimated interest and principal payments due on long-term debt totaling $265 million. However, if needed, their existing cash and cash equivalents and their revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under their lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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

Summary of Capital Expenditures

	Six Months Ended June 30,		Increase/ (Decrease)
(In millions)	2017	2016
Development	$1	$3	$(2)
Renovation/refurbishment	120	77	43
Other	43	18	25
Total capital expenditures	$164	$98	$66

Included in capital expenditures:
Capitalized payroll costs	$3	$2
Capitalized interest	2	—
For the six months ended June 30, 2017, capital expenditures were primarily related to hotel renovation projects at Planet Hollywood, as well as Harrah’s Atlantic City, Harrah’s Las Vegas, and Flamingo Las Vegas.
Projected Capital Expenditures for 2017

(In millions)	Low	High
CERP	$180	$230
CGP	150	195
CES	40	50
Total	$370	$475
We expect to fund these capital expenditures from cash flows generated by our operating activities. CES capital expenditures will be funded by its Members. Our projected capital expenditures for 2017 include estimates for:

•	Hotel remodeling projects at CGP’s Planet Hollywood, Bally’s Las Vegas, and Harrah’s New Orleans;

•	Hotel remodeling projects at CERP’s Flamingo Las Vegas, Harrah’s Atlantic City, Harrah’s Las Vegas, and Harrah’s Laughlin;

•	Hospitality and maintenance projects; and

•	IT, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
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
Except as described in Note 1 and Note 9, as of June 30, 2017, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2016 Annual Report.

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
Reconciliation of Property EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net loss attributable to Caesars	$(1,442)	$(2,077)	$(1,988)	$(2,385)
Net income attributable to noncontrolling interests	16	34	38	68
Discontinued operations, net of income taxes	—	(25)	—	(58)
Income tax provision	31	3	103	10
Restructuring of CEOC and other	1,410	2,026	1,873	2,263
Interest expense	142	150	289	301
Depreciation and amortization	96	103	198	215
Corporate expense	40	40	73	81
Other operating costs	18	20	15	42
CIE stock-based compensation	—	30	—	43
Property EBITDA	$311	$304	$601	$580
Segment Property EBITDA (1)

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)

(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
CERP	$186	$184	$2	1.1%	$363	$348	$15	4.3%
CGP	124	120	4	3.3%	238	231	7	3.0%
Other	1	—	1	100.0%	—	1	(1)	(100.0)%
Property EBITDA	$311	$304	$7	2.3%	$601	$580	$21	3.6%
____________________

*	Not meaningful.

(1)	See reconciliation of net income/(loss) to Property EBITDA by segment at Note 16.

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
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the outcome of currently pending or threatened litigation and demands for payment by certain creditors;

•	the effects of CEOC’s bankruptcy on CEOC and its subsidiaries and affiliates, including Caesars Entertainment, and the interest of various creditors, equity holders and other constituents;

•	the ability to retain key employees during the Restructuring;

•	risks associated with third party motions in the Chapter 11 cases, which may hinder or delay CEOC’s ability to consummate the Third Amended Plan;

•	the ability (or inability) of CEC and CEOC to satisfy the conditions to the effectiveness of the Third Amended Plan;

•	adverse effects of the Chapter 11 proceedings and related litigation on Caesars Entertainment’s liquidity or results of operations;

•	the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the financial results of our consolidated businesses;

•	the effect of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

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

•
acts of war or terrorist incidents, severe weather conditions, uprisings or natural disasters, including losses therefrom, losses in revenues and damage to property, and the effect of severe weather conditions on our ability to attract customers to certain of our facilities;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to insurance on reasonable terms for our assets;

•	the effect, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” in our 2016 Annual Report.
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
There have been no material changes to our market risk in 2017. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” contained in our 2016 Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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
There have not been changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2010, as well as certain other litigation. See Note 3 to Part I, Item 1 for full details of the matters outlined below.
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
Litigation commenced by Trustees of the National Retirement Fund in January 2015

Item 1A.	Risk Factors
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Third Amended Joint Plan of Reorganization, filed with the United States Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318	—	S-4/A	—	2.6	6/5/2017

10.1	Amendment No. 1, dated May 12, 2017, among Caesars Entertainment Resort Properties, LLC, Caesars Entertainment Resort Properties Finance, Inc., the other loan parties and lenders named therein and Citicorp North America, Inc., as administrative agent.	—	8-K	—	10.1	5/12/2017

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

August 3, 2017	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer