Form 10-Q
period 2017-09-30
CAESARS ENTERTAINMENT Corp
filed 2017-11-02
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Common stock, $0.01 par value	704,131,238

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents ($1,056 and $1,157 attributable to our VIEs)	$1,515	$1,513
Restricted cash ($2,731 and $3,040 attributable to our VIEs)	2,798	3,113
Receivables, net ($80 and $76 attributable to our VIEs)	161	160
Due from affiliates ($85 and $64 attributable to our VIEs)	85	64
Prepayments and other current assets ($71 and $61 attributable to our VIEs)	165	118
Inventories ($3 and $7 attributable to our VIEs)	14	20
Total current assets	4,738	4,988
Property and equipment, net ($2,250 and $2,537 attributable to our VIEs)	7,123	7,446
Goodwill ($206 and $206 attributable to our VIEs)	1,608	1,608
Intangible assets other than goodwill ($157 and $191 attributable to our VIEs)	362	433
Restricted cash ($0 and $5 attributable to our VIEs)	101	5
Deferred charges and other assets ($255 and $240 attributable to our VIEs)	421	414
Total assets	$14,353	$14,894

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable ($101 and $143 attributable to our VIEs)	$208	$215
Due to affiliates ($25 and $94 attributable to our VIEs)	46	112
Accrued expenses and other current liabilities ($303 and $312 attributable to our VIEs)	637	664
Accrued restructuring and support expenses	8,776	6,601
Interest payable ($27 and $14 attributable to our VIEs)	131	67
Current portion of long-term debt ($14 and $21 attributable to our VIEs)	39	89
Total current liabilities	9,837	7,748
Long-term debt ($1,952 and $2,254 attributable to our VIEs)	6,438	6,749
Deferred income taxes	1,808	1,722
Deferred credits and other liabilities ($14 and $33 attributable to our VIEs)	85	93
Total liabilities	18,168	16,312
Commitments and contingencies (Note 8)
Stockholders’ deficit
Caesars stockholders’ deficit	(5,617)	(3,177)
Noncontrolling interests	1,802	1,759
Total stockholders’ deficit	(3,815)	(1,418)
Total liabilities and stockholders’ deficit	$14,353	$14,894

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenues
Casino	$531	$542	$1,617	$1,633
Food and beverage	198	198	591	599
Rooms	245	237	726	701
Other	150	140	428	398
Less: casino promotional allowances	(138)	(131)	(411)	(403)
Net revenues	986	986	2,951	2,928
Operating expenses
Direct
Casino	265	276	828	840
Food and beverage	97	99	286	292
Rooms	66	67	193	189
Property, general, administrative, and other	247	402	732	928
Depreciation and amortization	150	112	348	327
Corporate expense	39	39	112	120
Other operating costs	36	35	51	77
Total operating expenses	900	1,030	2,550	2,773
Income/(loss) from operations	86	(44)	401	155
Interest expense	(120)	(147)	(409)	(448)
Restructuring of CEOC and other	(446)	(3,070)	(2,319)	(5,333)
Loss from continuing operations before income taxes	(480)	(3,261)	(2,327)	(5,626)
Income tax benefit/(provision)	20	(27)	(83)	(37)
Loss from continuing operations, net of income taxes	(460)	(3,288)	(2,410)	(5,663)
Discontinued operations, net of income taxes	—	3,293	—	3,351
Net income/(loss)	(460)	5	(2,410)	(2,312)
Net income attributable to noncontrolling interests	(8)	(648)	(46)	(716)
Net loss attributable to Caesars	$(468)	$(643)	$(2,456)	$(3,028)

Loss per share - basic and diluted
Basic and diluted loss per share from continuing operations	$(3.14)	$(26.80)	$(16.54)	$(43.70)
Basic and diluted earnings per share from discontinued operations	—	22.42	—	22.96
Basic and diluted loss per share	$(3.14)	$(4.38)	$(16.54)	$(20.74)

Weighted-average common stock outstanding	149	147	148	146
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)

	Caesars Stockholders’ Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2015	$1	$(21)	$8,190	$(7,184)	$1	$987	$1,246	$2,233
Cumulative effect adjustment for stock-based compensation (1)	—	—	1	(1)	—	—	—	—
Net income/(loss)	—	—	—	(3,028)	—	(3,028)	716	(2,312)
Stock-based compensation	—	(7)	32	—	—	25	—	25
CIE stock transactions, net (2)	—	—	(622)	—	—	(622)	(3)	(625)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(287)	(287)
Other	—	—	(1)	—	—	(1)	(4)	(5)
Balance as of September 30, 2016	$1	$(28)	$7,600	$(10,213)	$1	$(2,639)	$1,668	$(971)

Balance as of December 31, 2016	$1	$(29)	$7,605	$(10,753)	$(1)	$(3,177)	$1,759	$(1,418)
Net income/(loss)	—	—	—	(2,456)	—	(2,456)	46	(2,410)
Stock-based compensation	—	(8)	22	—	—	14	—	14
Change in noncontrolling interest, net of distributions and contributions	—	—	3	—	(1)	2	(3)	(1)
Balance as of September 30, 2017	$1	$(37)	$7,630	$(13,209)	$(2)	$(5,617)	$1,802	$(3,815)
____________________

(1)	Adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation. See Note 12.

(2)	Primarily related to the repurchase of shares held by minority interest holders as part of CIE’s sale of its SMG Business (see Note 14).

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash flows provided by operating activities	$283	$454
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(245)	(147)
Deconsolidation of CRBH	(57)	—
Return of investment from discontinued operations	—	132
Contributions to discontinued operations	—	(144)
Proceeds from the sale and maturity of investments	28	38
Payments to acquire investments	(21)	(15)
Other	—	(3)
Cash flows used in investing activities	(295)	(139)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	585	80
Debt issuance costs and fees	(19)	—
Repayments of long-term debt and revolving credit facilities	(673)	(255)
Repurchase of CIE shares	—	(609)
Distribution of CIE sale proceeds	(63)	(487)
Distributions to noncontrolling interest owners	(30)	(21)
Other	(5)	7
Cash flows used in financing activities	(205)	(1,285)
Cash flows from discontinued operations
Cash flows from operating activities	—	157
Cash flows from investing activities	—	4,384
Cash flows from financing activities	—	12
Net cash from discontinued operations	—	4,553

Change in cash, cash equivalents, and restricted cash classified as held for sale	—	111

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(217)	3,694
Cash, cash equivalents, and restricted cash, beginning of period	4,631	1,394
Cash, cash equivalents, and restricted cash, end of period	$4,414	$5,088

Supplemental Cash Flow Information:
Cash paid for interest	$319	$363
Cash paid for income taxes	—	65
Non-cash investing and financing activities:
Change in accrued capital expenditures	2	1

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
Note 1 - Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. CEC owns 100% of Caesars Entertainment Resort Properties, LLC (“CERP”) and an interest in Caesars Growth Partners, LLC (“CGP”). CERP and CGP own a total of 12 casino properties in the United States, eight of which are in Las Vegas. These eight casino properties represented 67% of consolidated net revenues for both the three and nine months ended September 30, 2017. See Note 17 for additional information about pending transactions related to CERP and CGPH’s debt and their organizational structures.
CEC also holds a majority interest in Caesars Entertainment Operating Company, Inc. (“CEOC”). The results of CEOC and its subsidiaries are not consolidated with Caesars due to CEOC and certain of its United States subsidiaries (the “Debtors”) voluntarily filing for reorganization in January 2015 under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (the “Bankruptcy Court”). The Debtors emerged from bankruptcy effective October 6, 2017 (the “Effective Date”). See Note 17.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEC and CAC entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, as amended by the First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, on the October 6, 2017 Effective Date, CAC completed the merger with and into CEC, with CEC as the surviving company (the “Merger”). Subject to the terms and conditions of the Merger Agreement, each share of CAC common stock issued and outstanding immediately prior to the effective date of the Merger was converted into, and became exchangeable for, 1.625 (the “Exchange Ratio”) shares of CEC common stock.

CEC’s registration statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017, as amended by Amendment No. 1 to such registration statement on Form S-4 filed with the SEC on June 5, 2017 and Amendment No. 2 to such registration statement on Form S-4 filed with the SEC on June 20, 2017 (as amended, the “Registration Statement”), was declared effective by the SEC on June 23, 2017. Special meetings of CEC and CAC stockholders were held on July 25, 2017, where the stockholders agreed to:

•	adopt the Merger Agreement and approve the Merger;

•	approve the issuance of shares of CEC common stock:

◦	to CAC stockholders in the Merger,

◦	to creditors of the Debtors in connection with their emergence from bankruptcy, and

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
As described in Note 17, the Merger was effective on October 6, 2017, and will be accounted for as a transaction among entities under common control, which will result in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented.
CEOC Reorganization
On January 17, 2017, the Bankruptcy Court entered an order approving and confirming the Debtors’ third amended joint plan of reorganization (the “Plan”). As described in Note 17, on October 6, 2017, the Debtors consummated their reorganization pursuant to the Plan. The Plan provides for, among other things:

•	A global settlement of all claims the Debtors may have against CEC and its affiliates;

•	Comprehensive releases for CEC and its affiliates and CAC and its affiliates; and

•
The reorganization of CEOC into an operating company (“OpCo”) and a property company (“PropCo”). OpCo became a limited liability company on October 6, 2017 by merging with and into CEOC, LLC (“New CEOC”), a wholly-owned subsidiary of CEC, with New CEOC as the surviving entity. New CEOC will operate properties and facilities formerly held by CEOC. PropCo will hold certain real property assets and related fixtures formerly held by CEOC and will lease those assets to New CEOC. OpCo, or New CEOC, is CEOC’s successor and a wholly owned consolidated subsidiary of

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEC subsequent to CEOC’s emergence. PropCo is a separate entity that will not be consolidated by CEC and is owned by certain of CEOC’s former creditors.
CEC made material financial commitments to support the reorganization of CEOC as described in the Plan. As of September 30, 2017, in accrued restructuring and support expenses on the Balance Sheets, our accrual was estimated based on the total value of the consideration that was provided by CEC as determined on October 6, 2017, the Effective Date of CEOC’s reorganization, which included a combination of cash, CEC common stock, and CEC Convertible Notes. The total consideration provided by CEC on the Effective Date includes amounts that related to the acquisition of New CEOC, which will be recorded in the fourth quarter of 2017 when the transaction was consummated. However, the purchase price allocation for the New CEOC acquisition has not been completed, and adjustments to the purchase price of New CEOC may affect our estimate of the consideration allocated to the accrued restructuring and support expenses described below.
For the three and nine months ended September 30, 2017, we recorded $472 million and $2.3 billion, respectively, in restructuring of CEOC and other in the Statements of Operations, which increased our total accrual to $8.8 billion as of September 30, 2017.
Accrued Restructuring and Support Expenses

	Accrued as of
(In millions)	September 30, 2017	December 31, 2016
Forbearance fees and other payments to creditors	$893	$970
Bank Guaranty Settlement	765	734
Issuance of CEC common stock	4,507	2,936
Issuance of CEC Convertible Notes	2,240	1,600
PropCo Call Right	189	131
Payment of creditor expenses, settlement charges, and other fees	182	195
Payment to CEOC	—	35
Total accrued	$8,776	$6,601
The amounts disclosed above are reported net of payments totaling $173 million during the nine months ended September 30, 2017 (including $104 million paid during the third quarter), and $34 million during the year ended December 31, 2016.
Forbearance Fees and Other Payments to Creditors. On the Effective Date, CEC paid certain fees in exchange for CEOC’s major creditors agreeing to forebear from exercising their rights and remedies under certain of CEOC’s credit agreements and to stay all pending litigation.
Bank Guaranty Settlement. In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee was limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consented to the Bank Amendment. The CEC Collection Guarantee requires the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts. Pursuant to the Plan, on the Effective Date we settled this obligation and the CEOC creditors have agreed to eliminate the CEC Collection Guarantee.
Issuance of CEC Common Stock. On the Effective Date, CEC issued shares of CEC common stock for the settlement of claims and potential claims. Also on the Effective Date, CEC repurchased approximately 146 million shares of CEC common stock for approximately $1.0 billion from certain creditors of CEOC at a pre-negotiated price of $6.86 per share. As of September 30, 2017, our accrual includes the $1.0 billion repurchase obligation plus the estimated fair value of $3.5 billion for the net shares that were issued after satisfying the repurchase obligation. See Note 7 for additional information on fair value measurements and how this value was determined.
Issuance of CEC Convertible Notes. On the Effective Date, CEC issued approximately $1.1 billion in face value of CEC Convertible Notes to the CEOC creditors for the settlement of claims and potential claims, and our accrual represents the estimated fair value of the notes at the time of issuance (see Note 7).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

PropCo Call Right Agreement. PropCo will have a call right for up to five years to purchase the real property assets and related fixtures associated with the Harrah’s Atlantic City and Harrah’s Laughlin properties from CERP and the Harrah’s New Orleans property from CGPH (subject to the terms of the CERP and CGPH credit agreements) (the “PropCo Call Right”). Our accrual represents the estimated fair value of the call right related to Harrah's Atlantic City, Harrah's Laughlin, and Harrah’s New Orleans. See Note 7.
Payment of Creditor Expenses, Settlement Charges, and Other Fees. Pursuant to the Plan, CEC paid certain professional fees incurred by CEOC’s creditors and other ancillary fees and settlement amounts on the Effective Date.
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
Other Commitments Under the Plan
The following represents other commitments or potential obligations to which CEC has agreed as part of the Plan and certain of the restructuring support and forbearance agreements (the”RSAs”) entered into in connection with the Plan, none of which have been accrued as of September 30, 2017.

•	Purchase 100% of OpCo common stock for $700 million;

•	Issuance of CEC common stock in exchange for OpCo preferred stock;

•
PropCo has right of first refusal to purchase (and lease to an affiliate of CEC) the real property assets associated with all new domestic non-Las Vegas gaming facility opportunities that CEC or its affiliates may have the right to acquire or develop; and

•	Guarantee of OpCo’s monetary obligations to PropCo under the management and lease support agreements related to the properties that OpCo leases from PropCo.
The acquisitions of OpCo equity represent future investment transactions and will be recorded in the fourth quarter of 2017, when the transactions are consummated. The PropCo right of first refusal is not a financial obligation that would require accrual. The guarantee of OpCo’s monetary obligations relates to OpCo commitments that did not exist as of September 30, 2017, and thus does not give rise to an obligation for CEC.
Liquidity
Cash and Available Revolver Capacity

	September 30, 2017
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$336	$1,026	$31	$122
Revolver capacity	270	150	—	—
Revolver capacity drawn or committed to letters of credit	—	—	—	—
Total	$606	$1,176	$31	$122
Consolidated cash and cash equivalents, excluding restricted cash, as shown in the table above include amounts held by CERP, CGP, and CES, which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including its insurance captives.
CEC is primarily a holding company with no independent operations, employees, or material debt issuances of its own as of September 30, 2017. Its primary assets as of September 30, 2017, consist of $122 million in cash and cash equivalents and its ownership interests in CEOC, CERP, and CGP. CEC’s cash and cash equivalents includes $92 million held by its insurance captives.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Reclassifications
For the three and nine months ended September 30, 2016, $4 million and $13 million, respectively, was reclassified from food and beverage revenues to other revenues, and certain other immaterial prior year amounts have also been reclassified to conform to the current year’s presentation.
Cash, Cash Equivalents, and Restricted Cash
We adopted Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash, during the fourth quarter of 2016, and retrospectively applied the amendments. Prior to adopting ASU No. 2016-18, our consolidated statements of cash flows reported changes in restricted cash as investing activities and excluded restricted cash from the beginning and ending balances of cash and cash equivalents. The effect on prior periods of adopting the new guidance includes: (i) increases in cash, cash equivalents, and restricted cash balances to $5.1 billion and $1.4 billion as of September 30, 2016 and December 31, 2015, respectively; and (ii) an increase of $3.3 billion in cash flows provided by investing activities for the nine months ended September 30, 2016.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Balance Sheets that sum to amounts reported on the consolidated statements of cash flows.

(In millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$1,515	$1,513
Restricted cash, current portion	2,798	3,113
Restricted cash, non-current portion	101	5
Total cash, cash equivalents, and restricted cash	$4,414	$4,631
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Consolidation of CGP
Effective in 2013, CGP was determined to be a VIE, and Caesars was determined to be the primary beneficiary. As of September 30, 2017, CAC is the sole voting member of CGP and holds a material noncontrolling interest in CGP. Common control exists between CAC and CEC through the majority beneficial ownership of both by Hamlet Holdings (as defined in Note 15). Neither CAC nor CGP guarantees any of CEC’s debt, and neither the creditors nor the beneficial holders of CGP have recourse to the general credit of CEC. As a result of the Merger, CGP became a wholly owned subsidiary of CEC; therefore, CGP will no longer be a VIE subsequent to September 30, 2017 (see Note 17).
CGP generated net revenues of $407 million and $422 million for the three months ended September 30, 2017 and 2016, respectively, and $1.3 billion for both the nine months ended September 30, 2017 and 2016. Net income attributable to Caesars related to CGP was $17 million and $3.2 billion for the three months ended September 30, 2017 and 2016, respectively, and $12 million and $3.2 billion for the nine months ended September 30, 2017 and 2016, respectively.
Our consolidated restricted cash includes amounts held by CGP of $2.7 billion and $3.0 billion as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the majority of the balance is restricted under the terms of the CIE Proceeds and Reservation Rights Agreement (the “CIE Proceeds Agreement”) with CIE, CEOC, and CAC, which requires a portion of the proceeds from the sale of the SMG Business be deposited into the CIE escrow account (the "CIE Escrow Account"). Under the terms of the Plan and upon consummation of the Merger, the restricted cash was released from the CIE Escrow Account in order to fund certain of CEC’s obligations on the Effective Date (see Note 17).
CR Baltimore Holdings (“CRBH”)
CGP consolidates into its financial statements the accounts of any variable interest entity for which it is determined to be the primary beneficiary. Caesars Baltimore Investment Company, LLC (“CBIC”) is wholly-owned and consolidated by CGP. CBIC indirectly holds interests in CBAC Borrower, LLC (“CBAC”), owner of the Horseshoe Baltimore Casino, through its ownership interest in CRBH, a variable interest entity. The counterparty that owns the minority interest in CRBH was restricted from transferring its interest in CRBH without prior consent from CBIC. As a result, CBIC was determined to be the primary beneficiary of CRBH, and therefore, consolidated CRBH into its financial statements. Under the terms of the agreement, the transfer restrictions expired in August 2017, at which time CBIC was no longer considered the primary beneficiary and deconsolidated CRBH.
CRBH generated year-to-date net revenues of $188 million and net loss attributable to Caesars of $6 million until its deconsolidation effective August 31, 2017. Upon deconsolidation, we derecognized total assets and liabilities of $350 million and $354 million, respectively, including long-term debt totaling $294 million. CBIC recorded its interest in CRBH at its estimated fair value of $28 million, recognizing a gain on deconsolidation of $30 million, and will account for CRBH as an equity method investment going forward. We estimated the fair value of the interest in CRBH by weighting the results of the discounted cash flow method and the guideline public company method.
Horseshoe Baltimore Casino will continue to be a managed property of New CEOC subsequent to its deconsolidation, and transactions with CRBH will no longer be eliminated in consolidation. These transactions include but are not limited to items such as casino management fees paid to New CEOC, reimbursed management costs, and the allocation of other expenses.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Consolidation Considerations for CEOC
CEOC’s filing for reorganization was a reconsideration event for Caesars Entertainment to reevaluate whether consolidation of CEOC continued to be appropriate. We concluded that CEOC was a VIE and that we were not the primary beneficiary; therefore, we no longer consolidated CEOC. Subsequent to the deconsolidation, we accounted for our investment in CEOC as a cost method investment of zero due to the negative equity associated with CEOC’s underlying financial position. CEOC’s ownership interest in CES was $26 million and $33 million as of September 30, 2017 and December 31, 2016, respectively, and is accounted for as noncontrolling interest.
Transactions with CEOC were treated as related party transactions for Caesars Entertainment. These transactions include items such as casino management fees paid to CEOC, insurance expenses related to insurance coverage provided to CEOC by Caesars Entertainment, and rent payments by CEOC to CERP under the Octavius Tower lease agreement. See Note 15 for additional information on related party transactions and on the carrying amounts and classification of assets and liabilities that relate to our variable interest in CEOC.
As described in Note 17, on October 6, 2017, the Debtors consummated their reorganization pursuant to the Plan, and CEC completed the acquisition of all of New CEOC. As a result, New CEOC, as CEOC’s successor, is a wholly owned subsidiary of CEC following the Effective Date, and will no longer be treated as a related party going forward.
Note 3 — Litigation
Litigation
Noteholder Disputes
As set forth in detail in our 2016 Annual Report and in our Form 10-Q for the quarter ended June 30, 2017, beginning in 2014, CEC was party to a number of lawsuits (the “Noteholder Lawsuits”) relating to the enforceability of certain CEC financial guarantees of CEOC debt obligations. More specifically, seven lawsuits were filed by certain secured or unsecured creditors against CEC (originally also against others) in federal and state courts in New York and Delaware, and one lawsuit was initiated by CEC against certain creditors in New York state court, each seeking judicial determinations of CEC’s liability, if any, for its refusal to pay creditors under various parental guarantees that supported particular CEOC indebtedness. In October 2017, following the Effective Date, each of these Noteholder Lawsuits was dismissed, with prejudice.
Report of Bankruptcy Examiner
With the effectiveness of the CEOC reorganization plan, matters relating to the Report of Bankruptcy Examiner have now been resolved.
Employee Benefit Obligations
As previously reported in more detail in our 2016 Annual Report and in our Form 10-Q for the quarter ended June 30, 2017, CEC and CEOC have been engaged in a number of actions and proceedings (the “Hilton Actions”) with Hilton Hotels Corporation (“Hilton”), the Plan Administrator of the Hilton Hotels Retirement Plan (the “Hilton Plan”), and a representative of the Plan Administrator (together with Hilton and the Plan Administrator, the “Hilton Parties”) relating to amounts to be paid to the Hilton Plan in connection with an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the “Allocation Agreement”).
On June 9, 2016, CEC, CEOC and the Hilton Parties entered into a settlement of the claims in the Hilton Actions (the “Settlement Agreement”). Under the Settlement Agreement, Hilton would receive a general unsecured claim in CEOC’s bankruptcy case for an amount equal to $51 million plus 31.75% of amounts paid by Hilton to the Hilton Plan due after July 16, 2016. In addition, for periods following the effective date of CEOC’s plan of reorganization, CEC would assume certain of CEOC’s obligations under the Allocation Agreement and Hilton would turn over to CEC the distributions on account of $24.5 million of Hilton’s claim in

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the CEOC bankruptcy, minus an amount for reimbursement of Hilton’s costs and expenses. The CEOC Bankruptcy Court approved the Settlement Agreement on July 19, 2016. The settlement amount is fully accrued in liabilities subject to compromise at CEOC, which will be acquired by CEC (see Note 17).
The effective date of CEOC’s plan of reorganization occurred on October 6, 2017. Pursuant to the Settlement Agreement and the occurrence of the effective date, the Hilton Actions were dismissed with prejudice. In addition, with CEC’s consent, Hilton sold its claim in the CEOC bankruptcy and turned over to CEC the proceeds from the sale of Hilton’s claim minus the reimbursement of Hilton’s costs and expenses. CEC received approximately $12 million in the fourth quarter of 2017.
National Retirement Fund
As previously reported in more detail in our 2016 Annual Report and in our Form 10-Q for the quarter ended June 30, 2017, the five indirect subsidiaries of CEC which were required to make contributions to the National Retirement Fund’s (“NRF’s”) legacy plan (the “Five Employers”) and the members of the Five Employers’ controlled group (the “CEC Controlled Group”) have been engaged in a number of actions, proceedings and appeals with the NRF, its fund manager, and its board of trustees (the “NRF Litigations”) arising out of the January 2015 vote of a majority of the NRF’s trustees to expel the Five Employers from the NRF’s legacy plan. Pursuant to the NRF Settlement Agreement (as defined below), each of the NRF Litigations was dismissed with prejudice after the Effective Date of the Debtors’ reorganization pursuant to the Plan on October 6, 2017.
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the Five Employers, the NRF, the NRF’s legacy plan, the NRF’s trustees, and others entered into a Settlement Agreement (the “NRF Settlement Agreement”). Under the NRF Settlement Agreement, on the Effective Date, CEC would pay $45 million to the NRF (the “NRF Payments”). On the Effective Date, the NRF Payments were made to the NRF and thus the mutual releases between the CEC-affiliated parties and the NRF-affiliated parties to the NRF Settlement Agreement became effective. Promptly after the Effective Date, each of the actions, proceedings and appeals relating to the NRF Litigations was dismissed with prejudice.
As of both December 31, 2016 and September 30, 2017, with respect to the NRF Payments, the Company had accrued $30 million related to the litigation settlement, the legal fee reimbursement, and the withdrawal liability in accrued expenses and other current liabilities on the Balance Sheets. The portion of the NRF Payments related to contributions will be accounted for as a prepayment toward future pension contributions.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace, and which is now known as Desert Palace, LLC as of the Effective Date), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of the Company and its subsidiaries had been initiated. In September 2015, FinCEN announced a settlement with Caesars Palace, and CEOC and the Nevada Gaming Control Board reached a settlement on the same facts as above. New CEOC continues to cooperate with the Department of Justice in its investigation of this matter.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Intangibles - Goodwill and Other - January 2017: Amendments in this update intend to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for fiscal years beginning after December 15, 2019, and interim period within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We currently plan to implement the updated guidance when we perform our annual goodwill impairment assessment as of October 1.
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
Revenue Recognition - May 2014 (amended September 2017): Created a new Topic 606, Revenue from Contracts with Customers. The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We plan to adopt this standard effective January 1, 2018, on a full retrospective basis.
We are currently in the process of our analysis and anticipate this standard will have a material effect on our consolidated financial statements. As described below, we expect the most significant effect will be related to the accounting for the Total Rewards customer loyalty program and casino promotional allowances. However, due to the complexity and nature of the gaming industry, the quantitative effects of these changes have not yet been determined and are still being analyzed.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
We also expect to see a significant decrease in casino revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, we will be required to allocate a portion of the casino revenues earned from the customer to rooms revenues based on the standalone selling price of the room.
We will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.
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
Leases - February 2016 (amended September 2017): The amended guidance requires most lease obligations to be recognized as a right-of-use (“ROU”) asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commenced before the effective date, including continuing to account for leases that commenced before the effective date in accordance with previous guidance, unless the lease is modified.
Currently, all of our capital leases are set to expire before the initial effective date and will not require any accounting adjustments. Accounting for our operating leases where we are the lessor, including leases for the Octavius Tower at Caesars Palace Las Vegas and gaming space at The LINQ promenade, will remain unchanged. However, after the Debtors consummated their reorganization pursuant to the Plan, New CEOC became a wholly owned subsidiary of CEC, and this lease transaction will be eliminated upon consolidation. Operating leases, including agreements relating to slot machines, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption are still being analyzed. We are in the process of evaluating the full effect the new guidance will have on our financial statements.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5 — Property and Equipment

(In millions)	September 30, 2017	December 31, 2016
Land and land improvements	$3,576	$3,584
Buildings and leasehold improvements	4,021	4,149
Furniture, fixtures, and equipment	1,309	1,346
Construction in progress	119	55
Total property and equipment	9,025	9,134
Less: accumulated depreciation	(1,902)	(1,688)
Total property and equipment, net	$7,123	$7,446
Depreciation Expense and Capitalized Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Depreciation expense (1)	$135	$94	$303	$273
Capitalized interest	2	1	4	1
____________________

(1)
Depreciation expense for the three and nine months ended September 30, 2017 includes accelerated depreciation of $54 million and $59 million, respectively, due to asset removal and replacement in connection with property renovations primarily at Bally’s Las Vegas and Harrah’s Las Vegas compared with $16 million and $41 million during the three and nine months ended September 30, 2016, respectively, related to property renovations primarily at Harrah’s Las Vegas and Paris Las Vegas.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2016	$285	$1,608	$148
Amortization	(49)	—	—
Deconsolidation of CRBH	—	—	(22)
Balance as of September 30, 2017	$236	$1,608	$126
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2017				December 31, 2016
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Customer relationships	3.7	$893	$(676)	$217	$893	$(630)	$263
Contract rights	7.3	3	(2)	1	3	(1)	2
Gaming rights and other	6.8	43	(25)	18	43	(23)	20
		$939	$(703)	236	$939	$(654)	285
Non-amortizing
Trademarks				126			126
Gaming rights				—			22
				126			148
Total intangible assets other than goodwill				$362			$433
Note 7 — Fair Value Measurements
Investments
Investments reported at fair value primarily consist of government bonds held by our captive insurance entities totaling $28 million and $47 million as of September 30, 2017 and December 31, 2016, respectively. These investments are traded in active markets, have readily determined market values and have maturity dates of greater than three months from the date of purchase. Because the fair value of these instruments is not estimated individually, but rather in the aggregate using alternative pricing methods, their fair value is classified as Level 2. These investments primarily represent collateral for several escrow and trust agreements with third-party beneficiaries and are recorded in deferred charges and other in the Balance Sheets while a portion is included in prepayments and other current assets.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Restructuring Commitments
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2016
Liabilities:
Issuance of CEC Convertible Notes	$1,600	$—	$—	$1,600
Issuance of CEC common stock	1,936	—	1,936	—
PropCo Call Right	131	—	—	131
Total liabilities at fair value	$3,667	$—	$1,936	$1,731
September 30, 2017
Liabilities:
Issuance of CEC Convertible Notes	$2,240	$—	$—	$2,240
Issuance of CEC common stock	3,507	3,507	—	—
PropCo Call Right	189	—	—	189
Total liabilities at fair value	$5,936	$3,507	$—	$2,429
Changes in Level 3 Fair Value Measurements

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(In millions)	CEC Convertible Notes	PropCo Call Right	CEC Convertible Notes	PropCo Call Right
Balance as of beginning of period	$1,910	$193	$1,600	$131
Restructuring of CEOC and other	330	(4)	640	58
Balance as of end of period	$2,240	$189	$2,240	$189
As described in Note 1, we recognized certain obligations that were settled on the Effective Date of the Plan. A portion of the obligations we recognized reflect our estimates of the fair value of the consideration CEC has agreed to provide in the form of CEC common stock, CEC Convertible Notes, and the PropCo Call Right in exchange for the settlement of litigation claims and potential claims against CEC and its affiliates. These obligations are recorded in accrued restructuring and support expenses on the Balance Sheets.
Valuation Methodologies
CEC Convertible Notes - We estimated the fair value of the CEC Convertible Notes to be issued using a binomial lattice valuation model that incorporates the value of both the straight debt and conversion features of the notes. In the Plan, the CEC Convertible Notes have a face value of $1.1 billion, a term of 7 years, a coupon rate of 5%, and are convertible into 156 million shares of CEC common stock. The valuation model incorporates assumptions regarding the incremental post-emergence cost of borrowing for CEC, the value of CEC’s equity into which these notes could convert, the expected volatility of such equity, and the risk-free rate.
Key Assumptions -

•	Incremental cost of borrowing - 5.0%

•	Expected volatility - 32%

•	Risk-free rate - 2.2%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
CEC Common Stock - On the Effective Date, CEC issued shares of CEC common stock for the settlement of claims and potential claims. Also on the Effective Date, CEC repurchased approximately 146 million shares of CEC common stock for approximately $1.0 billion from certain creditors of CEOC at a pre-negotiated price of $6.86 per share. The value of the purchase obligation is not subject to changes in fair value; therefore, the estimated fair value primarily represents the net shares that we issued after satisfying the repurchase obligation. We have used the fair value of CEC’s common stock as of the Effective Date to estimate this portion of the restructuring accrual, and the fair value is no longer subject to market fluctuations because the shares of common stock have been issued.
The valuation models used to estimate the fair value of CEC’s common stock expected to be issued do not require significant judgment and inputs can be observed in a liquid market, such as the current trading price; therefore, this portion of the restructuring accrual is classified as Level 1.
PropCo Call Right Agreement - On the Effective Date, PropCo received a call right for up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City and Harrah’s Laughlin from CERP and Harrah’s New Orleans from CGP for a cash purchase price of ten times the agreed upon annual rent for each property (subject to the terms of the CERP and CGPH credit agreements). The initial rent for each property under the agreement will be determined based on a rent-to-earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) ratio of 1.00-to-1.67. PropCo’s purchase price will be determined by multiplying each property’s initial rent by 10.
The valuation model used to estimate the fair value of the PropCo Call Right is a Monte Carlo simulation and utilized the following key assumptions:
Key Assumptions -

•	Ratio of EBITDAR to Initial Rent under Property Lease - 1.67 to 1.00

•	EBITDAR volatility - 25%

•	Enterprise value to revenue volatility - 12%

•	Ratio of initial purchase price to property lease rent - 12.00 to 1.00

•	EBITDAR to multiple correlation - 0.0%

•	Composite projected revenue growth rate - 2.4%

•	Composite projected EBITDAR margin growth rate - 24.1%
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
Note 8 — Contractual Commitments and Contingent Liabilities
Contractual Commitments
Except as described below and in Note 1 and Note 9, during the nine months ended September 30, 2017, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2016.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada casino properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service (the “Cease-Use Date”) is expected to begin in December 2017 and should extend through the first quarter of 2018. As a result of our decision to exit, NV Energy charged aggregate impact exit fees of $48 million, of which $33 million related to CGPH and CERP properties and $15 million related to New CEOC’s properties. These fees are payable over three to six years at an aggregate present value of $38 million. The portion attributable to CGPH and CERP was recorded at $26 million in accrued expenses and other current liabilities and deferred credits and other liabilities on the Balance Sheets as of September 30, 2017, with a corresponding expense recognized in other operating costs in the Statements of Operations.
For six years following the transition, we are also required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. Total fees to be incurred, including the portion attributable to New CEOC, are expected to be $32 million, with an estimated present value of $26 million. The portion of fees attributable to CGPH and CERP properties is estimated to be $24 million, with an estimated present value of $19 million. We expect to record a liability at the Cease-Use Date representing an estimate of the present value of the non-bypassable rate charges on the effective date of the transition.
Contingent Liabilities
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance effective in the first quarter of 2017 when the liability related to certain health insurance contracts was transferred from CEOC to CES. Our total estimated self-insurance liability was $193 million and $179 million as of September 30, 2017 and December 31, 2016, respectively.
Deferred Compensation and Employee Benefits
Deferred Compensation Plans
As of September 30, 2017, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), the Park Place Entertainment Corporation Executive Deferred Compensation Plan (“CEDCP”), the Harrah’s Entertainment, Inc. Deferred Compensation Plan (“DCP”), and the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were included in Caesars’ financial statements as liabilities prior to the deconsolidation of CEOC. Caesars has recorded in the accompanying financial statements $39 million and $40 million in liabilities as of September 30, 2017 and December 31, 2016, respectively, representing the estimate of its obligations under the ESSP and ESSP II and for certain former directors and employees who had employment agreements with Harrah’s Entertainment, Inc. (the predecessor to CEC) and participated in the EDCP.
Trust Assets
CEC is a party to a trust agreement (the “Trust Agreement”) structured as a so-called “rabbi trust” arrangement, which holds assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the Trust Agreement were approximately $67 million and $62 million as of September 30, 2017 and December 31, 2016, respectively, and have been reflected as long-term restricted assets on the Balance Sheets.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Settlement Agreement
On September 14, 2016, CEC entered into a settlement agreement with CEOC related to the liabilities and assets associated with the above deferred compensation plans, which was approved by the Bankruptcy Court on October 17, 2016. Pursuant to the settlement agreement, contemporaneously with the Effective Date of the Restructuring, CEC would assume all obligations to plan participants under or with respect to all five of the deferred compensation plans, and the Debtors would have no further obligations to the deferred compensation plan participants. At that time, CEOC and the other Debtors would relinquish and release any claim or right that any of them may have in respect of the assets held under either the Trust Agreement or additional assets held pursuant to a separate escrow agreement (the “Escrow Agreement”). This settlement transaction was completed as part of the Plan on the Effective Date. See Note 17.
Note 9 — Debt

	September 30, 2017		December 31, 2016
(In millions)	Face Value	Book Value	Book Value
CERP (1)	$4,556	$4,511	$4,563
CGP (1)	1,999	1,966	2,275
Total debt	6,555	6,477	6,838
Current portion of long-term debt	(39)	(39)	(89)
Long-term debt	$6,516	$6,438	$6,749

Unamortized discounts and deferred finance charges		$78	$110
Fair value	$6,717
____________________

(1)	See Note 17 for additional information about pending transactions related to CERP and CGPH’s debt and their organizational structures.
Current Portion of Long-Term Debt
CERP’s current portion of long-term debt is $25 million, which includes scheduled principal payments on its senior secured loan that are expected to be paid within 12 months. CGP’s current portion of long-term debt is $14 million, which includes scheduled principal payments on term loans, special improvement district bonds, and various capital lease obligations.
Although there are no outstanding amounts under the revolving credit facilities for CERP or CGPH as of September 30, 2017, borrowings under these revolving credit facilities are each subject to separate note agreements executed based on the provisions of the applicable credit facility agreements, and each note has a contractual maturity of less than one year. The applicable credit facility agreements each have a contractual maturity of greater than one year, and we have the ability to rollover the outstanding principal balances on a long-term basis. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and are classified as current.
Fair Value
We calculate the fair value of debt based on borrowing rates available as of September 30, 2017, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 30, 2017				December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CERP Credit Facility
CERP Revolving Credit Facility (2)	2018	various	$—	$—	$40
CERP Senior Secured Term Loan (3)	2020	4.74%	2,406	2,376	2,387
CERP Notes
CERP First Lien Notes	2020	8.00%	1,000	994	993
CERP Second Lien Notes	2021	11.00%	1,150	1,141	1,140
Capital lease obligations and other	N/A	N/A	—	—	3
Total CERP Debt			4,556	4,511	4,563
Current portion of CERP long-term debt			(25)	(25)	(68)
CERP long-term debt			$4,531	$4,486	$4,495
____________________

(1)	Interest rate is fixed, except where noted.

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
As described in Note 2, CGP deconsolidated CRBH effective August 31, 2017. As a result, we derecognized the long-term debt outstanding under the Horseshoe Baltimore Credit Facility and the Horseshoe Baltimore FF&E Facility.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 30, 2017				December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
CGPH Credit Facilities
CGPH Senior Secured Revolving Credit Facility (2)	2019	various	$—	$—	$—
CGPH Senior Secured Term Loan (3)	2021	4.24%	1,311	1,289	1,119
CGPH Notes	2022	9.38%	675	664	662
Cromwell Credit Facility	N/A	N/A	—	—	167
Horseshoe Baltimore Credit and FF&E Facilities
Horseshoe Baltimore Revolving Facility Loan	N/A	N/A	—	—	—
Horseshoe Baltimore Credit Facility	N/A	N/A	—	—	287
Horseshoe Baltimore FF&E Facility	N/A	N/A	—	—	22
Other secured debt	N/A	N/A	—	—	4
Special Improvement District Bonds	2037	4.30%	13	13	14
Total CGP Debt			1,999	1,966	2,275
Current portion of CGP long-term debt			(14)	(14)	(21)
CGP long-term debt			$1,985	$1,952	$2,254
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Variable interest rate calculated as LIBOR plus 3.00%, down from 5.25% prior to the amendment.

(3)	Variable interest rate was amended during the 2017 second quarter from 5.25% plus the greater of LIBOR or a 1% floor to 3.00% plus the greater of LIBOR or a 1% floor.
Terms of Outstanding Debt
Restrictive Covenants
The CERP Notes, CERP Credit Facility, CGPH Senior Secured Term Loan, and CGPH Notes all include negative covenants, subject to certain exceptions, and contain affirmative covenants and events of default, subject to exceptions, baskets and thresholds (including equity cure provisions in the case of the CERP Credit Facility), all of the preceding being customary in nature.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Loss from continuing operations attributable to Caesars, net of income taxes	$(468)	$(3,936)	$(2,456)	$(6,379)
Income from discontinued operations attributable to Caesars, net of income taxes	—	3,293	—	3,351
Net loss attributable to Caesars	$(468)	$(643)	$(2,456)	$(3,028)

Weighted-average common stock outstanding	149	147	148	146

Basic and diluted loss per share from continuing operations	$(3.14)	$(26.80)	$(16.54)	$(43.70)
Basic and diluted earnings per share from discontinued operations	—	22.42	—	22.96
Basic and diluted loss per share	$(3.14)	$(4.38)	$(16.54)	$(20.74)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Stock options	10	10	13	10
Restricted stock units and awards	6	9	6	9
Total anti-dilutive common stock	16	19	19	19

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
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$68	$66	$206	$207
Rooms	60	57	178	174
Other	10	8	27	22
	$138	$131	$411	$403
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$41	$40	$125	$124
Rooms	20	20	61	60
Other	6	5	16	13
	$67	$65	$202	$197
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
Composition of Caesars Entertainment Stock-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Corporate expense	$6	$7	$19	$26
Property, general, administrative, and other	1	1	3	4
Total stock-based compensation expense	$7	$8	$22	$30

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Outstanding at End of Period

	September 30, 2017		December 31, 2016
	Quantity (1)	Wtd Avg (2)	Quantity	Wtd Avg (2)
Stock options (3)	9,316,676	$10.35	9,820,168	$11.69
Restricted stock units (4)	5,331,636	7.61	8,447,922	7.95
____________________

(1)	There were no grants of stock options or restricted stock units related to CEC common stock during the nine months ended September 30, 2017.

(2)	Represents weighted average exercise price for stock options and weighted average fair value for restricted stock units.

(3)
On March 14, 2017, we modified vested and unvested stock options held by active employees with exercise prices above the then-current market price of CEC’s common stock to have an exercise price of $9.45.

(4)	During the three and nine months ended September 30, 2017, 88,856 and 2,710,851 restricted stock units vested, respectively.
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
The portion of CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was reclassified to discontinued operations for all periods presented in the Statements of Operations. The portion of CIE’s stock-based compensation expense not directly identifiable with employees of the SMG Business was $145 million and $188 million for the three and nine months ended September 30, 2016, respectively, and was included in property, general, administrative, and other in the Statements of Operations.
Note 13 — Income Taxes
Caesars’ provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and nine months ended September 30, 2017. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2017.
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Loss from continuing operations, before income taxes	$(480)	$(3,261)	$(2,327)	$(5,626)
Income tax benefit/(provision)	$20	$(27)	$(83)	$(37)
Effective tax rate	4.2%	(0.8)%	(3.6)%	(0.7)%

Discontinued operations, before income taxes	$—	$3,973	$—	$4,091
Income tax provision	$—	$(680)	$—	$(740)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The effective tax rate related to the loss from continuing operations for the three months ended September 30, 2017 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses. The effective tax rate for the three months ended September 30, 2016 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses, and nondeductible stock based compensation from CIE.
The effective tax rate related to the loss from continuing operations for the nine months ended September 30, 2017 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses, and from state deferred tax expense. Effective January 1, 2017, CEC elected to no longer treat CERP as a corporation for income tax purposes, which resulted in additional state deferred tax expense due to additional state filing requirements for CEC. The effective tax rate related to the loss from continuing operations for the nine months ended September 30, 2016 differed from the expected federal tax rate of 35% primarily due to losses from continuing operations not tax benefitted, including accrued restructuring and support expenses, and nondeductible stock based compensation from CIE.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 14 — Discontinued Operations
Sale of SMG Business
On September 23, 2016, CIE sold its SMG Business to Alpha Frontier Limited (“Alpha Frontier”) for cash consideration of $4.4 billion, pursuant to the Stock Purchase Agreement dated as of July 30, 2016 (the "Purchase Agreement"), which resulted in a pre-tax gain of approximately $4.2 billion.
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
Additionally, proceeds from the sale were deposited into an escrow account to fund potential indemnity claims of Alpha Frontier under the Purchase Agreement (the “Indemnity Escrow”). The balance in the Indemnity Escrow was approximately $259 million as of December 31, 2016, and until the balance was released in September 2017 to CIE.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•
Accelerated the vesting of all of the outstanding options, restricted stock units and warrants of CIE (collectively, “CIE equity awards”) and canceled all such CIE equity awards in exchange for the right to receive cash payments equal to the intrinsic value of such awards.

The total amount distributed to the Minority Investors and former holders of CIE equity awards in connection with Closing was approximately $1.1 billion. As of December 31, 2016, CGP accrued $63 million for the estimated portion of the balance remaining in the Indemnity Escrow that was due to the Minority Investors and former holders of CIE equity awards.
During the third quarter of 2017, the Indemnity Escrow funds were released to CIE and $63 million was distributed to the Minority Investors and former holders of CIE equity awards according to the terms of the Purchase Agreement.
Effect on Statements of Operations of Discontinued Operations

(In millions)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues
Social and mobile games	$222	$678
Operating expenses
Platform fees	64	197
Property, general, administrative, and other (1)	346	551
Total operating expenses	410	748

Gain from discontinued operations	4,161	4,161

Pre-tax income from discontinued operations	3,973	4,091
Income tax provision	(680)	(740)
Total income from discontinued operations, net of income taxes	$3,293	$3,351
____________________

(1)
Property, general, administrative, and other includes stock-based compensation expense directly identifiable with employees of the SMG Business of $211 million and $262 million for the three and nine months ended September 30, 2016, respectively.

Note 15 — Related Party Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$—	$—	$—	$6
Expenses paid to Sponsors’ portfolio companies	1	1	2	3
Expenses paid on behalf of CAC	3	286	24	299
Transactions with CEOC
Shared services allocated expenses to CEOC	108	93	312	270
Shared services allocated expenses from CEOC	25	24	71	74
Management fees incurred	11	12	33	34
Octavius Tower lease revenue	8	9	26	25
Other expenses incurred	3	8	9	22
Transactions Related to the CEOC Reorganization
As described in Note 17, on October 6, 2017, the Debtors consummated their reorganization pursuant to the Plan.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). As of September 30, 2017, Hamlet Holdings beneficially owned a majority of CEC’s common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares, and, as a result, the Sponsors had the power to elect all of CEC’s directors.
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
Caesars Acquisition Company
As described in Note 2, CAC is the sole voting member of CGP, our consolidated VIE, and common control exists between CAC and Caesars through the majority beneficial ownership of both by Hamlet Holdings. Pursuant to the operating agreement of CGP, CGP pays certain expenses on behalf of CAC. These expenses, which are included in the table above, commenced in 2013 and are reflected as distributions to a noncontrolling interest holder in the consolidated statements of equity. Under its operating agreement, CGP is required to distribute funds to CAC that will be used to pay CAC’s tax obligation resulting from the sale of the SMG Business. During the nine months ended September 30, 2017, CGP made no additional tax payments related to the sale of the SMG Business and the remaining balance of $19 million is included in due to affiliates in the Balance Sheets. As described in Note 17, CAC completed the merger with and into CEC on October 6, 2017, with CEC as the surviving company.
Transactions with CEOC
As described in Note 2, upon its filing for reorganization under Chapter 11 of the Bankruptcy Code and its subsequent deconsolidation, transactions with CEOC were no longer eliminated in consolidation and were considered related party transactions for Caesars. A summary of these transactions is provided in the table above. However, subsequent to CEOC’s emergence on October 6, 2017, New CEOC became a wholly owned subsidiary of CEC, and will no longer be treated as a related party going forward.
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
We continue to be self-insured for workers compensation and other risk insurance as of September 30, 2017. Caesars Entertainment provides insurance coverage to CEOC and receives insurance premiums on an installment basis, which are intended to cover claims processed on CEOC’s behalf. We prepay CEOC for estimated employee medical insurance claims.

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
Equity Incentive Awards
Caesars maintains an equity incentive awards plan under which CEC may issue time-based and performance-based stock options, restricted stock units and restricted stock awards to CEOC employees. Although awards under the plan result in the issuance of shares of CEC common stock, because CEOC was no longer a consolidated subsidiary of CEC, we have accounted for these awards as nonemployee awards subsequent to the date of deconsolidation.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Due from/to Affiliates
Amounts due to or from affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities and CEOC. The amount due from CEOC represents the maximum exposure to loss as a result of Caesars’ involvement with CEOC, and the amount is reported net of an allowance for doubtful accounts of $12 million as of both September 30, 2017 and December 31, 2016.
As of September 30, 2017 and December 31, 2016, due from affiliates was $85 million and $64 million, respectively, and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC.
As of September 30, 2017 and December 31, 2016, due to affiliates was $46 million and $112 million, respectively. These amounts include the payable to CAC from CGP related to CAC’s taxes payable described above, which was $19 million and $45 million as of September 30, 2017 and December 31, 2016, respectively. The remaining liability represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Statements of Operations - By Segment

	Three Months Ended September 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$88	$66	$2	$(6)	$150
Net revenues	582	409	1	(6)	986
Depreciation and amortization	86	64	—	—	150
Income/(loss) from operations	83	31	(28)	—	86
Interest expense	(84)	(36)	—	—	(120)
Restructuring of CEOC and other	1	25	(472)	—	(446)
Income tax benefit	5	—	15	—	20

	Three Months Ended September 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$85	$59	$—	$(4)	$140
Net revenues	569	422	(1)	(4)	986
Depreciation and amortization	63	48	1	—	112
Income/(loss) from operations	104	(109)	(39)	—	(44)
Interest expense	(99)	(49)	1	—	(147)
Restructuring of CEOC and other	1	1	(3,072)	—	(3,070)
Income tax benefit/(provision)	—	2	(29)	—	(27)

	Nine Months Ended September 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$254	$185	$5	$(16)	$428
Net revenues	1,698	1,265	4	(16)	2,951
Depreciation and amortization	196	152	—	—	348
Income/(loss) from operations	311	149	(59)	—	401
Interest expense	(273)	(131)	(5)	—	(409)
Restructuring of CEOC and other	(1)	30	(2,348)	—	(2,319)
Income tax provision	(11)	—	(72)	—	(83)

	Nine Months Ended September 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Other revenues	$243	$167	$3	$(15)	$398
Net revenues	1,659	1,283	1	(15)	2,928
Depreciation and amortization	196	131	—	—	327
Income/(loss) from operations	293	(22)	(116)	—	155
Interest expense	(297)	(149)	(2)	—	(448)
Restructuring of CEOC and other	—	2	(5,335)	—	(5,333)
Income tax benefit/(provision)	2	6	(45)	—	(37)

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

	Three Months Ended September 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$5	$26	$(499)	$—	$(468)
Net income/(loss) attributable to noncontrolling interests	—	(6)	14	—	8
Income tax benefit	(5)	—	(15)	—	(20)
Restructuring of CEOC and other	(1)	(25)	472	—	446
Interest expense	84	36	—	—	120
Depreciation and amortization	86	64	—	—	150
Corporate expense	11	7	22	(1)	39
Other operating costs	16	10	10	—	36
Property EBITDA	$196	$112	$4	$(1)	$311

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$6	$3,897	$(4,546)	$—	$(643)
Net income/(loss) attributable to noncontrolling interests	—	(33)	681	—	648
Discontinued operations, net of income taxes	—	(4,019)	726	—	(3,293)
Income tax (benefit)/provision	—	(2)	29	—	27
Restructuring of CEOC and other	(1)	(1)	3,072	—	3,070
Interest expense	99	49	(1)	—	147
Depreciation and amortization	63	48	1	—	112
Corporate expense	11	6	23	(1)	39
Other operating costs	—	16	19	—	35
CIE stock-based compensation	—	145	—	—	145
Property EBITDA	$178	$106	$4	$(1)	$287

	Nine Months Ended September 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$26	$55	$(2,537)	$—	$(2,456)
Net income/(loss) attributable to noncontrolling interests	—	(7)	53	—	46
Income tax provision	11	—	72	—	83
Restructuring of CEOC and other	1	(30)	2,348	—	2,319
Interest expense	273	131	5	—	409
Depreciation and amortization	196	152	—	—	348
Corporate expense	34	23	57	(2)	112
Other operating costs	18	26	7	—	51
Property EBITDA	$559	$350	$5	$(2)	$912

	Nine Months Ended September 30, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Net income/(loss) attributable to company	$(2)	$3,940	$(6,966)	$—	$(3,028)
Net income/(loss) attributable to noncontrolling interests	—	(26)	742	—	716
Discontinued operations, net of income taxes	—	(4,077)	726	—	(3,351)
Income tax (benefit)/provision	(2)	(6)	45	—	37
Restructuring of CEOC and other	—	(2)	5,335	—	5,333
Interest expense	297	149	2	—	448
Depreciation and amortization	196	131	—	—	327
Corporate expense	32	21	69	(2)	120
Other operating costs	5	19	53	—	77
CIE stock-based compensation	—	188	—	—	188
Property EBITDA	$526	$337	$6	$(2)	$867

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Balance Sheets - By Segment

	September 30, 2017
(In millions)	CERP	CGP	Other	Elimination	Caesars
Total assets	$7,025	$6,694	$1,104	$(470)	$14,353
Total liabilities	5,855	2,250	10,154	(91)	18,168

	December 31, 2016
(In millions)	CERP	CGP	Other	Elimination	Caesars
Total assets	$6,941	$7,353	$1,246	$(646)	$14,894
Total liabilities	5,903	2,709	7,758	(58)	16,312
Note 17 — Subsequent Events
On October 6, 2017, the transactions described in Note 1 were consummated as further described below.
Merger with CAC
As described in Note 1, pursuant to the Merger Agreement, among other things, CAC merged with and into CEC, with CEC as the surviving company and each share of CAC common stock issued and outstanding immediately prior to the Effective Date were converted into, and became exchangeable for, 1.625 shares of CEC common stock on the Effective Date, which resulted in the issuance of 226 million shares of CEC common stock. As described in Note 15, Hamlet Holdings beneficially owned a majority of both CEC’s and CAC’s Common Stock immediately prior to the Merger. Therefore, the Merger will be accounted for as a transaction among entities under common control, which will result in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented after elimination of all intercompany accounts and transactions.
Summary of Merger as of October 6, 2017

(In millions)	Total Value
Add: assets acquired (1)	$152
Less: liabilities assumed	(96)
CEC’s noncontrolling interest in CGP	1,751
Net book value acquired	$1,807
____________________

(1)	Amount is reported net of CAC’s equity investment in CGP as this will be eliminated in consolidation.
CEOC’s Emergence from Chapter 11 Bankruptcy
Settlement of Accrued Restructuring and Support of Expenses
As described in Note 1, we accrued certain obligations described in the Plan and the RSAs that were estimable in accrued restructuring and support expenses on the Balance Sheets. These obligations were settled on the Effective Date, as summarized in the table below.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(In millions)	Amount
Cash consideration	$1,840
Issuance of CEC common stock (1)	4,507
Issuance of CEC Convertible Notes	2,240
Issuance of PropCo Call Right	189
Total settled	$8,776
____________________

(1)
Based on 420 million shares of CEC Common Stock issued at a closing stock price of $12.80 on October 6, 2017, and 146 million shares of CEC Common Stock that were repurchased at a fixed price of $6.86 under the terms of Plan (See Note 1). This represents the residual amount of shares remaining after allocating a portion of the total shares required to be issued under the Plan to the acquisition of New CEOC (described below).

Acquisition of New CEOC
In accordance with the Plan, CEC completed the acquisition of all of New CEOC using a combination of cash consideration and CEC Common Stock. The acquisition was accounted for under ASC 805, Business Combinations, with CEC considered the acquirer of New CEOC, which requires, among other things, that the assets acquired and the liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The excess of the purchase price over the net fair value of the assets and liabilities will be recorded as goodwill. The total value of the consideration was approximately $2.5 billion, composed of the following:
Composition of Acquisition Consideration

(In millions)	Value
Cash for New CEOC Equity	$700
CEC Common Stock for New CEOC Preferred Equity (1)	1,815
Total consideration	$2,515
____________________

(1)	Based on 142 million shares of CEC Common Stock issued at a closing stock price of $12.80 on October 6, 2017.
The following table summarizes the preliminary values of assets and liabilities recognized as part of the acquisition. We will continue to evaluate and value identifiable assets acquired, liabilities assumed, and contingent consideration, and that may require the preliminary purchase price allocation to be adjusted. The preliminary determination of assets and liabilities recognized is based on a number of estimates and assumptions; actual amounts could differ from these estimates.
As part of the Plan, certain real estate assets were sold to PropCo and leased back to New CEOC. CEC determined that the transaction does not qualify for sale-leaseback accounting based on the terms of the lease agreements; therefore, the Company will be accounting for the transaction as a financing. Payments associated with the lease agreements will be approximately $640 million in the initial lease year. A portion of the periodic lease payment will be recognized as interest expense, with the remainder of the lease payment reducing the failed sale-leaseback financing obligations using the effective interest method.
In addition, on the Effective Date, New CEOC entered into a $1.2 billion credit agreement (the “New CEOC Credit Agreement”) to fund its obligations under the Plan.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Preliminary Purchase Price Allocation

(In millions)	Fair Value
Assets acquired:
Property and equipment, net	$8,892
Intangible assets other than goodwill	1,171
Other current and non-current assets	1,660
Total assets	11,723
Liabilities assumed:
New CEOC Credit Agreement	(1,235)
Other long-term debt	(381)
Failed sale-leaseback financing obligations	(8,370)
Other current and non-current liabilities	(1,387)
Total liabilities	(11,373)

Noncontrolling interests	21

Goodwill	2,144

Total consideration	$2,515
The Company will recognize certain deferred tax assets and liabilities resulting from (i) net operating loss carryforwards (“NOLs”) available to CEC after completing the Merger and reorganization of CEOC under the Plan and (ii) differences between the fair value of the assets and liabilities and their respective tax bases. Due to CEC’s recent history of losses, CEC will continue to record a valuation allowance against the excess deferred tax assets that are not offset by deferred tax liabilities. Deferred tax liabilities of $348 million are included in Other current and non-current liabilities in the preliminary purchase price allocation. CEC is currently evaluating but estimates that it could have up to $3 billion of federal NOLs available for carryover to future periods after completing the Merger and reorganization of CEOC under the Plan. Ultimately, the amount of the federal NOLs available for carryover to future years is dependent on the 2017 actual results for CEC and its subsidiaries, the tax attribute reduction provisions applicable to taxpayers involved in Chapter 11 bankruptcy proceedings, and other information not available as of the determination of the preliminary purchase price allocation. Any NOLs that are carried over to future periods will be subject to limitations on their ability to offset future taxable income under Section 382 of the Internal Revenue Code.
On the Effective Date, the Company was obligated to pay $126 million related to directors and officers’ insurance policies, which was recovered from its insurance carriers during the fourth quarter.
Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the Merger and the acquisition of New CEOC as if they had occurred on January 1, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net revenues	$2,130	$2,111	$6,275	$6,315
Net loss	(601)	(543)	(2,614)	(3,038)
Net loss attributable to Caesars	(598)	(512)	(2,614)	(3,018)
Basic and diluted loss per share	(0.85)	(0.73)	(3.72)	(4.29)
CGPH and CERP Transactions
CGPH and CERP Merger
After obtaining all required regulatory approvals, CERP will merge with and into CGPH, with CGPH as the surviving entity, to be renamed to Caesars Resort Collection, LLC (“CRC”), which will then be a wholly owned subsidiary of CEC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CGPH and CERP Financing Transactions
On October 16, 2017, CRC Escrow Issuer, LLC, and CRC Finco, Inc., two wholly owned subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). The gross proceeds of the CRC Notes will be held in escrow until the date certain escrow conditions are satisfied, including the merger of CERP and CGPH, whereby CRC will become a co-issuer of the CRC Notes. If the escrow conditions are not satisfied, the CRC Notes are subject to a special mandatory redemption.
CRC also plans to enter into new senior secured credit facilities (the “CRC Senior Secured Credit Facilities”), comprised of (i) a $1.0 billion senior secured revolving credit facility maturing in 2022 and bearing interest at LIBOR plus 2.25% (the “CRC Revolving Credit Facility”) and (ii) a $4.7 billion senior secured term loan credit facility maturing in 2024 and bearing interest at LIBOR plus 2.75% (the “CRC Term Loan Facility”).
Once the funds are released pending final regulatory approvals, we will use the net proceeds of the CRC Notes and the CRC Term Loan Facility, as well as available cash and borrowings under the CRC Revolving Credit Facility, to repay substantially all outstanding debt of CERP and CGPH. The CRC Term Loan Facility will incur fees at a rate of 1.375% beginning in November 2017, increasing to 2.75% beginning in January 2018 (if applicable) until the funds are released from escrow.
We expect to incur a loss on extinguishment in the fourth quarter of 2017 due to the write off of aggregate unamortized discounts and deferred finance charges at CERP and CGPH of approximately $45 million and $33 million, respectively. In addition, CERP will incur approximately $131 million in call premiums as part of the extinguishment of the CERP Notes.

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
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).
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
Merger with Caesars Acquisition Company and CEOC’s Emergence from Chapter 11 Bankruptcy
As described in Note 1 and Note 17, on October 6, 2017 (the “Effective Date”), CEC, Caesars Acquisition Company (“CAC”), and Caesars Entertainment Operating Company completed several transactions pursuant to the third amended joint plan of reorganization (the “Plan”) and the merger agreement between CEC and CAC, including the following:

•	CAC merged with and into CEC, with CEC as the surviving company, and each share of CAC common stock issued and outstanding became exchangeable for 1.625 shares of CEC common stock;

•	A global settlement of all claims the Debtors may have against CEC and its affiliates;

•	Comprehensive releases for CEC and its affiliates and CAC and its affiliates; and

•
The reorganization of CEOC into an operating company (“OpCo”) and a property company (“PropCo”). OpCo became a limited liability company on October 6, 2017 by merging with and into CEOC, LLC (“New CEOC”), a wholly-owned subsidiary of CEC, with New CEOC as the surviving entity. New CEOC will operate properties and facilities formerly held by CEOC. PropCo will hold certain real property assets and related fixtures formerly held by CEOC and will lease those assets to New CEOC.

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
During the quarter ended September 30, 2017, CBAC Borrower, LLC (“CBAC”), owner of the Horseshoe Baltimore Casino, closed the syndication of new senior secured credit facilities, consisting of $300 million in the aggregate principal amount of a senior secured term loan facility maturing in 2024 (the “Baltimore Term Facility”), subject to a variable rate of interest calculated as LIBOR plus 4.00%, which is down from 7.00% prior to the amendment. The proceeds from the Baltimore Term Facility, in addition to $15 million in cash, were used to repay the amounts outstanding under the Horseshoe Baltimore Credit Facility and the Horseshoe Baltimore FF&E Facility. CBAC’s new senior secured revolving credit facility has up to $15 million available in aggregate principal amount and matures in 2022.
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
Upon closing the sale of the SMG Business, all outstanding CIE stock-based compensation awards were deemed fully vested and subsequently canceled in return for the right to receive a cash payment. CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was $211 million and $262 million during the three and nine months ended September 30, 2016, respectively. This expense amount was reclassified to discontinued operations. Stock-based compensation expense not directly identifiable with employees of the SMG Business of $145 million and $188 million during the three and nine months ended September 30, 2016, respectively, was included in property, general, administrative, and other in the Statements of Operations. In 2017, there were no amounts related to CIE’s stock-based compensation expense.
CR Baltimore Holdings (“CRBH”)
As discussed in Note 2, during August 2017, CRBH, which indirectly owns the Horseshoe Baltimore Casino (“Horseshoe Baltimore”), was deconsolidated and will be accounted for as an equity method investment going forward. Upon deconsolidation, we derecognized total assets and liabilities of $350 million and $354 million, respectively, including long-term debt totaling $294 million. The equity method investment was recorded at its estimated fair value of $28 million, and we recognized a gain on deconsolidation of $30 million.
The table below summarized the results of operations for CRBH through the date of deconsolidation:
CRBH Operating Results

	Three Months Ended September 30,		Fav/(Unfav)	Nine Months Ended September 30,		Fav/(Unfav)
(In millions)	2017	2016		$2017	2016	$
Casino revenues	$45	$77	$(32)	$178	$234	$(56)
Net revenues	47	81	(34)	188	248	(60)
Income from operations	5	12	(7)	18	31	(13)
Net income/(loss) attributable to Caesars	(5)	2	(7)	(6)	4	(10)

Recent Accounting Pronouncements
See Note 4 for discussions of the adoption and potential effects of recently issued accounting standards.
Critical Accounting Policies
For information on critical accounting policies, see “Critical Accounting Policies” in MD&A of the 2016 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2017.
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
Consolidated Operating Results

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Casino revenues	$531	$542	$(11)	(2.0)%	$1,617	$1,633	$(16)	(1.0)%
Net revenues	986	986	—	—%	2,951	2,928	23	0.8%
Income/(loss) from operations	86	(44)	130	*	401	155	246	158.7%
Interest expense	(120)	(147)	27	18.4%	(409)	(448)	39	8.7%
Restructuring of CEOC and other	(446)	(3,070)	2,624	85.5%	(2,319)	(5,333)	3,014	56.5%
Loss from continuing operations, net of income taxes	(460)	(3,288)	2,828	86.0%	(2,410)	(5,663)	3,253	57.4%
Discontinued operations, net of income taxes	—	3,293	(3,293)	(100.0)%	—	3,351	(3,351)	(100.0)%
Net loss attributable to Caesars	(468)	(643)	175	27.2%	(2,456)	(3,028)	572	18.9%
Property EBITDA (1)	311	287	24	8.4%	912	867	45	5.2%

Operating margin (2)	8.7%	(4.5)%	—	13.2 pts	13.6%	5.3%	—	8.3 pts
____________________

*	Not meaningful.

(1)	See the Reconciliation of Non-GAAP Financial Measures discussion later in this MD&A for a reconciliation of Property EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly impacts our gaming volumes.
Net Revenues by Category - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Casino	$531	$542	$(11)	(2.0)%	$1,617	$1,633	$(16)	(1.0)%
Food and beverage	198	198	—	—%	591	599	(8)	(1.3)%
Rooms	245	237	8	3.4%	726	701	25	3.6%
Other	150	140	10	7.1%	428	398	30	7.5%
Less: casino promotional allowances (“Casino promo”)	(138)	(131)	(7)	(5.3)%	(411)	(403)	(8)	(2.0)%
Net revenues	$986	$986	$—	—%	$2,951	$2,928	$23	0.8%
Increase/(Decrease) in Net Revenues by Category - Consolidated
Three Months Ended September 30, 2016 and 2017
Increase/(Decrease) in Net Revenues by Category - Consolidated
Nine Months Ended September 30, 2016 and 2017

Net Revenues - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
CERP	$582	$569	$13	2.3%	$1,698	$1,659	$39	2.4%
CGP	409	422	(13)	(3.1)%	1,265	1,283	(18)	(1.4)%
Other	(5)	(5)	—	—%	(12)	(14)	2	14.3%
Net revenues	$986	$986	$—	—%	$2,951	$2,928	$23	0.8%
Net revenues was flat for the third quarter of 2017 and increased $23 million, or 0.8%, for the nine months ended September 30, 2017 compared with the corresponding prior year periods. The most significant improvements came from other revenues, which includes entertainment revenues, rental income, and parking revenues, and rooms revenues from hotel stays at our casino properties. The following are key drivers of year over year performance.

Cash ADR (1)
Three Months Ended September 30, 2017 versus 2016	Nine Months Ended September 30, 2017 versus 2016
____________________

(1)	Average cash daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied.
CERP Performance
Net revenues increased $13 million, or 2.3%, for the third quarter of 2017 and $39 million, or 2.4%, for the nine months ended September 30, 2017 compared with the corresponding prior year periods, primarily due to increases in rooms revenues, casino revenues, and other revenues. The increases were attributable to the following:

•
Rooms revenues increased $5 million, or 3.4%, during the third quarter of 2017 and $23 million, or 5.4%, during the nine months ended September 30, 2017. Increased resort fees, an increase in occupancy rates, and improved hotel yield continued to drive an increase in CERP’s cash ADR to $128 for the third quarter of 2017 from $124 in 2016 and to $130 for the nine months ended September 30, 2017 from $123 in 2016.

•	Casino revenues increased $8 million, or 2.8%, during the third quarter of 2017 and $17 million, or 2.0%, during the nine months ended September 30, 2017, primarily due to higher gaming volumes.

•
Other revenues increased $3 million, or 3.5%, during the third quarter of 2017 and $11 million, or 4.5%, during the nine months ended September 30, 2017, primarily due to the additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017.

CGP Performance
Net revenues decreased $13 million, or 3.1%, for the third quarter of 2017 and $18 million, or 1.4%, for the nine months ended September 30, 2017 compared with the corresponding prior year periods, primarily due to declines in casino revenues and food and beverage revenues, partially offset by increases in other revenues and rooms revenues. The fluctuations were attributable to the following:

•
Casino revenues declined $19 million, or 7.5%, during the third quarter of 2017 and $34 million, or 4.3%, during the nine months ended September 30, 2017. The decline was primarily attributable to Horseshoe Baltimore, which experienced a decline in gaming volumes due to increased competition and a short-term dealer shortage, and then was deconsolidated from CEC’s consolidated financial statements effective August 31, 2017 (see Note 2). Excluding the results of Horseshoe Baltimore, casino revenues increased $13 million and $22 million for the three and nine months ended September 30, 2017, respectively, with increases at Harrah's New Orleans and Planet Hollywood Resort & Casino (“Planet Hollywood”) from favorable gaming hold, as well as favorable gaming volumes.

•
Other revenues increased $7 million, or 11.9%, during the third quarter of 2017 and $18 million, or 10.8%, during the nine months ended September 30, 2017, primarily due to the additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017. In addition, CGP other revenues includes amounts related to a sub-license agreement extending the right to use various brands of Caesars Entertainment in connection with social and mobile games to the buyer of the SMG Business.

•
Food and beverage revenues declined $3 million, or 4.6%, during the third quarter of 2017 and $7 million, or 3.5%, during the nine months ended September 30, 2017, primarily due to construction at Planet Hollywood in the current year.

•
Rooms revenues increased $4 million, or 4.4%, during the third quarter of 2017 and $3 million, or 1.1%, during the nine months ended September 30, 2017. Increased resort fees and improved hotel yield continued to drive an increase in CGP’s cash ADR to $133 for the third quarter of 2017 from $129 in 2016 and to $136 for the nine months ended September 30, 2017 from $132 in 2016.

Analysis of Key Drivers of Income/(Loss) from Operations Performance
Income/(loss) from operations increased $130 million for the third quarter of 2017 and $246 million for the nine months ended September 30, 2017 compared with the corresponding prior year periods. The key drivers of income/(loss) from operations in both periods were primarily property, general, administrative, and other; net revenues; other operating costs; and depreciation and amortization.
Income/(Loss) from Operations by Category - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Net revenues	$986	$986	$—	—%	$2,951	$2,928	$23	0.8%

Operating expenses
Casino	265	276	11	4.0%	828	840	12	1.4%
Food and beverage	97	99	2	2.0%	286	292	6	2.1%
Rooms	66	67	1	1.5%	193	189	(4)	(2.1)%
Property, general, administrative, and other (“PGA & O”)	247	402	155	38.6%	732	928	196	21.1%
Depreciation and amortization (“Depreciation”)	150	112	(38)	(33.9)%	348	327	(21)	(6.4)%
Corporate expense	39	39	—	—%	112	120	8	6.7%
Other operating costs	36	35	(1)	(2.9)%	51	77	26	33.8%
Total operating expenses	900	1,030	130	12.6%	2,550	2,773	223	8.0%
Income/(loss) from operations	$86	$(44)	$130	*	$401	$155	$246	158.7%
____________________

*	Not meaningful.

Increase/(Decrease) in Income/(Loss) from Operations - Consolidated
Three Months Ended September 30, 2016 and 2017

Increase/(Decrease) in Income from Operations - Consolidated
Nine Months Ended September 30, 2016 and 2017
Income/(Loss) from Operations - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
CERP	$83	$104	$(21)	(20.2)%	$311	$293	$18	6.1%
CGP	31	(109)	140	*	149	(22)	171	*
Other	(28)	(39)	11	28.2%	(59)	(116)	57	49.1%
Income/(loss) from operations	$86	$(44)	$130	*	$401	$155	$246	158.7%
____________________

*	Not meaningful.
CERP Performance
Income from operations decreased $21 million, or 20.2%, for the third quarter of 2017 and increased $18 million, or 6.1%, for the nine months ended September 30, 2017 compared with the corresponding prior year periods. The fluctuations were attributable to the increase in revenue as well as the following:

•	Other operating costs for the third quarter of 2017 includes accrued exit fees of $16 million for amounts payable to NV Energy (see Note 8) with no comparable charge included in the prior year period.

•
Depreciation and amortization increased primarily due to accelerated depreciation of $31 million and $32 million, during the three and nine months ended September 30, 2017, respectively, due to the removal and replacement of certain assets related to ongoing property renovation projects at primarily Harrah’s Las Vegas and Flamingo Las Vegas, which is compared to $8 million and $32 million is the corresponding prior year periods.

•	Property, general, administrative and other decreased due to lower entertainment expenses at Rio Las Vegas.
CGP Performance
Income from operations improved $140 million for the third quarter of 2017 and $171 million for the nine months ended September 30, 2017 compared with the corresponding prior year periods. The fluctuations were attributable to the decrease in revenue as well as the following:

•
There was no CIE stock–based compensation expense recorded in property, general, administrative and other in the current year periods following the 2016 sale of the SMG Business compared with the $145 million and $188 million recognized during the three and nine months ended September 30, 2016, respectively.

•
Casino expenses at Horseshoe Baltimore decreased $15 million and $28 million during the three and nine months ended September 30, 2017, respectively, mainly due to reduced gaming taxes as of result of lower casino revenues, combined with the slot tax reduction initiated in December 2016 and the deconsolidation of Horseshoe Baltimore effective August 31, 2017 (see Note 2).

•
Other operating costs for the third quarter of 2017 includes accrued exit fees of $10 million for amounts payable to NV Energy (see Note 8) as well as demolition costs at Planet Hollywood of $14 million during the nine months ended September 30, 2017.

•
Depreciation and amortization was higher primarily due to increased accelerated depreciation of $16 million and $18 million during the three and nine months ended September 30, 2017, respectively, due to ongoing property renovations primarily at Bally’s Las Vegas.

CEC Performance
For the nine months ended September 30, 2017, other operating costs improved compared with the corresponding prior year period, mainly due to transactions related to the new joint venture in Korea. During the first quarter of 2017, CEC was reimbursed $19 million for amounts related to the joint venture development that were deemed uncollectible and written off in 2015.
Interest Expense and Other Factors that Affect Net Loss
Interest Expense - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
CERP	84	99	15	15.2%	273	297	24	8.1%
CGP	36	49	13	26.5%	131	149	18	12.1%
Other	—	(1)	(1)	100.0%	5	2	(3)	(150.0)%
Interest expense	$120	$147	$27	18.4%	$409	$448	$39	8.7%
Interest expense decreased $27 million, or 18.4%, for the third quarter of 2017 and $39 million, or 8.7%, for the nine months ended September 30, 2017 compared with the corresponding prior year periods, primarily as a result of the amendments to the CERP and CGPH credit agreements completed during the second quarter of 2017 as described in Note 9.
Other Factors Affecting Net Loss - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Restructuring of CEOC and other	$(446)	$(3,070)	$2,624	85.5%	$(2,319)	$(5,333)	$3,014	56.5%
Income tax benefit/(provision)	20	(27)	47	*	(83)	(37)	(46)	(124.3)%
Discontinued operations, net of income taxes	—	3,293	(3,293)	(100.0)%	—	3,351	(3,351)	(100.0)%
____________________

*	Not meaningful.
Restructuring of CEOC and Other
As described in Note 1, we recognized certain obligations that we expected would be settled under the Plan. As a result, we accrued expenses associated with the Restructuring totaling $472 million and $3.0 billion for the three months ended September 30, 2017 and 2016, respectively, and $2.3 billion and $5.3 billion for the nine months ended September 30, 2017 and 2016, respectively. the accrual as of September 30, 2017, reflects the actual consideration that was provided by CEC on October 6, 2017, the Effective Date of CEOC’s reorganization (see Note 17).
Income Taxes on Continuing Operations
For the three months ended September 30, 2017 and 2016, the effective tax rates were 4.2% and negative 0.8%, respectively. For the nine months ended September 30, 2017 and 2016, the effective tax rates were negative 3.6% and negative 0.7%, respectively. See Note 13 for a detailed discussion of income taxes and the effective tax rates.

Discontinued Operations
Discontinued operations represent the SMG Business, which was sold on September 23, 2016. See Note 14.
Liquidity and Capital Resources

Liquidity Discussion and Analysis
As described in Note 1 and Note 17, on October 6, 2017, pursuant to the merger agreement between CEC and CAC, among other things, CAC merged with and into CEC, with CEC as the surviving company and each share of CAC common stock issued and outstanding immediately prior to the Effective Date was converted into, and became exchangeable for, 1.625 shares of CEC common stock on the Effective Date. In addition, the Debtors voluntarily filed for reorganization in January 2015 under Chapter 11 of the Bankruptcy Code. The Debtors consummated their reorganization pursuant to the Plan and emerged from bankruptcy effective October 6, 2017.
CEC made material financial commitments to support the reorganization of CEOC as described in the Plan. All of CEC’s financial commitments under the Plan were settled on the Effective Date using a combination of cash, CEC common stock, and CEC Convertible Notes (see Note 17).
Summary of Cash and Revolver Capacity

	September 30, 2017
(In millions)	CERP	CGP	CES	Other
Cash and cash equivalents	$336	$1,026	$31	$122
Revolver capacity	270	150	—	—
Revolver capacity drawn or committed to letters of credit	—	—	—	—
Total	$606	$1,176	$31	$122
Annual Estimated Debt Service Requirements as of September 30, 2017 (1)

	Remaining	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
CERP	$136	$364	$408	$3,588	$1,280	$—	$5,776
CGP	53	134	144	144	1,359	725	2,559
Total principal and interest	$189	$498	$552	$3,732	$2,639	$725	$8,335
____________________

(1)	See Note 17 for information about pending transactions related to CERP and CGPH’s debt and their organizational structures.
As of September 30, 2017, our consolidated estimated debt service (including principal and interest) for the remainder of 2017 was $189 million and $8.1 billion thereafter to maturity. During the second quarter of 2017, CERP amended its first lien credit agreement to reduce the interest rate margins applicable to approximately $211 million of its revolving credit facility and to the entire remaining $2.4 billion of its term loan facility by 2.50%. CGPH also entered into an Incremental Assumption Agreement and Amendment No. 1 to its First Lien Credit Agreement that, among other things, reduced the interest rate margins applicable to the Senior Secured Term Loan and CGPH's existing $150 million revolving credit facility by 2.25% and used $175 million in incremental proceeds to repay the property-specific term loan encumbering The Cromwell.
As described in Note 17, on October 16, 2017, two wholly owned subsidiaries of CEC issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). CRC also plans to enter into new senior secured credit facilities (the “CRC Senior Secured Credit Facilities”), comprised of (i) a $1.0 billion senior secured revolving credit facility maturing in 2022 and bearing interest at LIBOR plus 2.25% (the “CRC Revolving Credit Facility”) and (ii) a $4.7 billion senior secured term loan credit facility maturing in 2024 and bearing interest at LIBOR plus 2.75% (the “CRC Term Loan Facility”). Once the funds are released pending final regulatory approvals, we will use the net proceeds of the CRC Notes and the CRC Term Loan Facility, as well as available cash and borrowings under the CRC Revolving Credit Facility, to repay substantially all outstanding debt of CERP and CGPH.

See Note 9 for details of our debt outstanding, debt service requirements, and restrictive covenants as of September 30, 2017. As a result of amendments to our existing debt agreements discussed in Note 9 and the pending transactions described in Note 17, we expect to reduce our annual interest obligations by approximately $290 million going forward.
In addition, Note 17 describes the CEC Convertible Notes, the New CEOC Credit Agreement, and the failed sale-leaseback financing obligations that were entered into as of the Effective Date of the Plan. These obligations represent additional cash requirements of CEC beginning in the fourth quarter of 2017.
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
Consolidated cash and cash equivalents as of September 30, 2017 as shown in the table above, includes amounts held by CERP, CGP, and Caesars Enterprise Services, LLC (“CES”), which are not readily available to CEC. “Other” reflects CEC and certain of its direct subsidiaries, including $92 million related to its insurance captives.
We generated consolidated operating cash inflows of $283 million for the nine months ended September 30, 2017, including operating cash inflows of $342 million and $214 million from CERP and CGP, respectively. Our cash flows from operations include outflows by CEC related to the Restructuring of CEOC and other professional fees.
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
CERP generated net income of $26 million during the nine months ended September 30, 2017, which includes the effect of non-cash items, including depreciation and amortization expense, of $196 million during the period. Other than additional depreciation and amortization expense compared with the prior year period (described above), CERP’s operating activities yielded operating cash flows of $342 million, a 14.4% increase from the prior year period. The increase was primarily due to improvement in operating results in 2017, including the increase in net revenues discussed above, the timing of payments for amounts due to affiliates, and other offsetting working capital fluctuations.
CERP’s capital expenditures were $110 million during the nine months ended September 30, 2017, in support of its ongoing property renovations, an increase of $23 million, or 26.4%, compared with the prior year period. In addition to acquisitions of property and equipment, CERP also has commitments related to its long-term debt and, from time to time, its revolving credit facility. In 2017, CERP incurred $273 million of interest expense, of which $211 million was paid in cash, and repaid $120 million of debt, primarily in connection with the repricing transactions and its revolving credit facility.
CGP generated net income of $48 million during the nine months ended September 30, 2017, which includes the effect of non-cash items, such as depreciation and amortization expense of $152 million. CGP’s operating cash flows decreased to $214 million, which is a reduction of $74 million compared with the prior year period primarily due to net working capital changes.
CGP’s capital expenditures were $104 million during the nine months ended September 30, 2017, an increase of $59 million compared with the prior year period due to property renovations at Bally’s Las Vegas and Planet Hollywood during 2017. In addition to acquisitions of property and equipment, CGP also has commitments related to its long-term debt and revolving credit facility. In 2017, CGP incurred $131 million of interest expense, of which $108 million was paid in cash, and repaid $553 million in debt, of which $175 million was funded from the increase in CGPH’s existing Senior Secured Term Loan (see Note 9). In addition, prior to the deconsolidation of CRBH, CBAC entered into a new senior secured credit facility and used the proceeds of $300 million plus $15 million in cash to repay the amounts outstanding under the Horseshoe Baltimore Credit Facility and the Horseshoe Baltimore FF&E Facility.
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

We believe that CERP and CGP’s cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations during 2017 and estimated interest and principal payments due on long-term debt totaling $189 million. However, if needed, their existing cash and cash equivalents and their revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under their lending arrangements generally prevent the distribution of cash to CEC, except for certain restricted payments.
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
Summary of Capital Expenditures

	Nine Months Ended September 30,		Increase/ (Decrease)
(In millions)	2017	2016
Development	$—	$3	$(3)
Renovation/refurbishment	206	116	90
Other	39	28	11
Total capital expenditures	$245	$147	$98

Included in capital expenditures:
Capitalized payroll costs	$4	$4
Capitalized interest	4	1
For the nine months ended September 30, 2017, capital expenditures were primarily related to hotel renovation projects at Planet Hollywood, as well as Harrah’s Atlantic City, Harrah’s Las Vegas, and Flamingo Las Vegas.
Projected Capital Expenditures for 2017

(In millions)	Low	High
CERP	$189	$201
CGP (1)	149	157
CES	72	77
Total	$410	$435
____________________

(1)	Amounts exclude capital expenditures related to Horseshoe Baltimore for the period following its deconsolidation.
We expect to fund these capital expenditures from cash flows generated by our operating activities. CES capital expenditures will be funded by its Members. Our projected capital expenditures for 2017 include estimates for:

•	Hotel remodeling projects at CGP’s Bally’s Las Vegas and Harrah’s New Orleans;

•	Hotel remodeling projects at CERP’s Flamingo Las Vegas, Harrah’s Las Vegas, and Harrah’s Laughlin;

•	Hospitality and maintenance projects; and

•	IT, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.

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
Except as described in Note 1, Note 8, and Note 9, as of September 30, 2017, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2016 Annual Report.
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
Reconciliation of Property EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net loss attributable to Caesars	$(468)	$(643)	$(2,456)	$(3,028)
Net income attributable to noncontrolling interests	8	648	46	716
Discontinued operations, net of income taxes	—	(3,293)	—	(3,351)
Income tax (benefit)/provision	(20)	27	83	37
Restructuring of CEOC and other	446	3,070	2,319	5,333
Interest expense	120	147	409	448
Depreciation and amortization	150	112	348	327
Corporate expense	39	39	112	120
Other operating costs	36	35	51	77
CIE stock-based compensation	—	145	—	188
Property EBITDA	$311	$287	$912	$867

Segment Property EBITDA (1)

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
CERP	$196	$178	$18	10.1%	$559	$526	$33	6.3%
CGP	112	106	6	5.7%	350	337	13	3.9%
Other	3	3	—	—%	3	4	(1)	(25.0)%
Property EBITDA	$311	$287	$24	8.4%	$912	$867	$45	5.2%
____________________

(1)	See reconciliation of net income/(loss) to Property EBITDA by segment at Note 16.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as "may," "will," "project," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," "present," "seek," "hope," or "pursue," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the completion of the Merger and the financial position and actions of CEC and others post-emergence, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	The impact of our new operating structure post-emergence;

•	the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the financial results of our consolidated businesses;

•	the effect of our substantial indebtedness and lease obligations and the restrictions in our debt and lease agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

•
changes in the extensive governmental regulations to which we are subject, and changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	our ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the potential difficulties in employee retention and recruitment;

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

•
acts of war or terrorist incidents (including the impact of the recent mass shooting in Las Vegas on tourism), severe weather conditions, uprisings or natural disasters, including losses therefrom, losses in revenues and damage to property, and the effect of severe weather conditions on our ability to attract customers to certain of our facilities;

•	the effects of environmental and structural building conditions relating to our properties;

•	a disruption, failure, or breach of our network, information systems, or other technology, or those of our vendors, on which we are dependent;

•	risks and costs associated with protecting the integrity and security of internal, employee, and customer data;

•	access to insurance on reasonable terms for our assets;

•	the effect, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” in our 2016 Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2017, we implemented new general ledger and accounts payable systems as part of the Company’s long-term transformation initiatives aimed to automate and simplify our business process. In connection with these implementations, we have updated our control activities impacted by the changes. As additional transformation activities occur, we will continue to monitor and evaluate our internal control over financial reporting.
There have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We have been subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2010, as well as certain other litigation. See Note 3 to Part I, Item 1 for full details of the matters outlined below.
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
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, the following risk factors were identified:
In connection with the consummation of the Plan, CEC and New CEOC entered into certain leasing and financial commitments pursuant to the restructuring documents, which may have a negative impact on CEC’s business and operating condition.
In connection with the consummation of the Plan, CEC and New CEOC entered into certain leasing and financial commitments pursuant to restructuring documents, including three master lease agreements (the “Master Lease Agreements”) and three related management and lease support agreements (collectively, with the Master Lease Agreements, the “Restructuring Documents.”), which may have a negative impact on CEC’s business and operating condition. Pursuant to the Master Lease Agreements, certain subsidiaries of PropCo (the “PropCo Landlord”) lease properties to New CEOC (or the applicable subsidiaries of New CEOC) and New CEOC (or the applicable subsidiaries of New CEOC) is responsible for lease payments and other monetary obligations: (1) for Caesars Palace Las Vegas, (2) for substantially all domestic properties previously owned by CEOC other than Caesars Palace Las Vegas and (3) for Harrah’s Joliet casino in Joliet, Illinois. CEC guarantees the payment and performance of all monetary obligations of New CEOC under the Master Lease Agreements pursuant to the terms of the management and lease support agreements. Under the PropCo Call Right, PropCo retains the right to purchase and leaseback interests in the real property and the related fixtures associated with Harrah’s Laughlin, Harrah’s Atlantic City and Harrah’s New Orleans, which could also impose additional lease payments and other obligations on New CEOC. CEC and PropCo also entered into a right of first refusal agreement that provides, among other things, for (a) a grant by CEC (by and on behalf of itself and all of its majority owned subsidiaries) to PropCo (by and on behalf of itself and all of its majority owned subsidiaries) of a right of first refusal to own and lease to an affiliate of CEC certain non-Las Vegas domestic real estate that CEC or its affiliates may have the opportunity to acquire or develop and (b) a grant by PropCo to CEC of a right of first refusal to lease and manage certain non-Las Vegas domestic real estate that PropCo may have the opportunity to acquire or develop. CEC recognized approximately $8.4 billion in failed sale-leaseback financing obligations primarily related to the real estate assets transferred to PropCo and leased back to New CEOC pursuant to the Plan. Pursuant to the Master Lease Agreements, New CEOC is obligated to pay in the aggregate approximately $640 million in fixed annual rents for the first seven lease years, subject to certain escalators and adjustments that are further described in our Current Report on Form 8-K, filed on October 13, 2017. In addition, CEC issued approximately $1.1 billion of Convertible Notes at 5.00% per annum (the “CEC Convertible Notes”) that will mature in 2024, and New CEOC entered a new credit agreement providing for funded debt obligations of approximately $1.2 billion (“New CEOC Debt”).
Under the Restructuring Documents, CEC and its subsidiaries are expected to have aggregate annual cash outflows of approximately $1.3 billion in 2018, consisting of (1) a total of approximately $640 million in fixed annual rents (which is subject to certain escalators and adjustments beginning in the second lease year) pursuant to the Master Lease Agreements over their 15-year initial term and four five-year optional renewal terms, (2) approximately $120 million in annual debt service (including principal and interest costs) through maturity in connection with the New CEOC Debt and CEC Convertible Notes and (3) approximately $540 million in debt service (including principal and interest costs) for 2018 in connection with all other expected CEC consolidated debt. If CEC’s businesses and properties fail to generate sufficient earnings, the payments required to service these leasing and financial commitments may materially and adversely limit the ability of CEC to make investments to maintain and grow its portfolio of businesses and properties. Additionally, CEC may be subject to other significant obligations under its guarantees if New CEOC is unable to satisfy its lease payments and other monetary obligations under these arrangements, which could materially and adversely affect CEC’s business and operating results.
The Restructuring Documents require compliance with covenants on the conduct of business of CEC and certain of its subsidiaries, as applicable, and generally impose restrictions on the business activities of CEC, including restrictions relating to the incurrence of debt, sales or dispositions of assets, acquisitions, the granting of liens, dividends and distributions and affiliate transactions. Compliance with the covenants and restrictions in the Restructuring Documents may constrain the ability of CEC to implement any post-emergence growth plans as well as its flexibility to react and adapt to unexpected operational challenges and adverse changes in economic and legal conditions. These covenants and restrictions are described in further detail in our Current Report on Form 8-K, filed on October 13, 2017. Additionally, with respect to properties leased pursuant to the Master Lease Agreements, New CEOC (or its applicable subsidiaries) generally will be required to restore properties that are damaged by casualties regardless of whether any insurance proceeds are sufficient to pay for the restoration.

New CEOC is required to pay a significant portion of its cash flow from operations to PropCo Landlord pursuant to and subject to the terms and conditions of the Master Lease Agreements, which could adversely affect its ability to fund its operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes.
New CEOC is required to pay a significant portion of its cash flow from operations to PropCo Landlord pursuant to and subject to the terms and conditions of the Master Lease Agreements. As a result of this commitment, its ability to fund its own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, its obligations under the Master Lease Agreements may:

•	make it more difficult for New CEOC to satisfy its obligations with respect to its indebtedness and to obtain additional indebtedness;

•	increase New CEOC’s vulnerability to general or regional adverse economic and industry conditions or a downturn in its business;

•
require New CEOC to dedicate a substantial portion of our cash flow from operations to making lease payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit New CEOC’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•	restrict New CEOC’s ability to raise capital, make acquisitions, divestitures and engage in other significant transactions.
In addition, the annual rent escalations under the Master Lease Agreements will continue to apply regardless of the amount of cash flows generated by the properties that are subject to the Master Lease Agreements. Accordingly, if the cash flows generated by such properties decrease, or do not increase at the same rate as the rent escalations, the rents payable under the Master Lease Agreements will could comprise a higher percentage of the cash flows generated by New CEOC, which could exacerbate, perhaps materially, the issues described above.
Any of the above listed factors could have a material adverse effect on New CEOC’s business, financial condition and results of operations.
Most of New CEOC’s gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with PropCo Landlord, which could have a material adverse effect on our business, financial position or results of operations.
Most of New CEOC’s gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with PropCo Landlord, which could have a material adverse effect on our business, financial position or results of operations. New CEOC leases most of the gaming facilities it operates pursuant to the Master Lease Agreements. Termination of any or all of the Master Lease Agreements would result in New CEOC (or its applicable subsidiaries) losing some or all of its rights with respect to the applicable properties and could result in a default under New CEOC’s debt agreements and could have a material adverse effect on New CEOC’s business, financial position or results of operations. In the event of certain terminations of the Master Lease Agreements, New CEOC (or its applicable subsidiaries) may be required to cooperate to transfer all personal property located at the applicable facility to a designated successor. Moreover, since as a lessee New CEOC does not completely control the land and improvements underlying its operations, PropCo Landlord as lessor could take certain actions to disrupt New CEOC’s rights in the facilities leased under the Master Lease Agreements which are beyond our control. If PropCo Landlord chose to disrupt New CEOC’s use either permanently or for a significant period of time, then the value of its assets could be impaired and its business and operations could be adversely affected. There can also be no assurance that New CEOC will be able to comply with its obligations under the Master Lease Agreements in the future. In addition, if PropCo Landlord has financial, operational, regulatory or other challenges there can be no assurance that PropCo Landlord will be able to comply with its obligations under its agreements with New CEOC.
The Master Lease Agreements are a type of lease that is commonly known as a triple net lease. Accordingly, in addition to rent, New CEOC is required to pay all operating costs associated with the respective facilities, including the payment of taxes, insurance and all repairs, and providing indemnities to PropCo Landlord against liabilities associated with the operations of each facility. New CEOC is responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs may in part accrue to PropCo Landlord as owner of the associated facilities. In addition, if some of New CEOC’s leased facilities should prove to be unprofitable, New CEOC could remain obligated for lease payments and other obligations under the Master Lease Agreements even if New CEOC decided to withdraw from those locations. New CEOC could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce New CEOC’s net income and could have a material adverse effect on our business, financial condition and results of operations.
The CEC Convertible Notes are exercisable for shares of common stock of CEC. The exercise of such equity instruments would have a dilutive effect to stockholders of CEC.
The CEC Convertible Notes are exercisable for shares of common stock of CEC. The exercise of such equity instruments would have a dilutive effect to stockholders of CEC. In accordance with the terms of the Plan, on the Effective Date, we issued approximately $1.1 billion aggregate principal amount of CEC Convertible Notes that are convertible at the option of holders into a number of shares of our common stock that is initially equal to 0.138998325 shares of our common stock per $1.00 of CEC Convertible Notes, or 156 million shares of CEC Common Stock. Such shares, if issued on the Effective Date, would have represented approximately 18.1% of the shares of CEC Common Stock outstanding after giving effect to the shares of CEC Common Shares issued in accordance with the Plan. The CEC Convertibles Notes are subject to conversion at our option following the third anniversary of the issuance of the CEC Convertible Notes if the last reported sale price of our common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. The conversion of the CEC Convertible Notes into common stock would have a dilutive effect to the holdings of our existing stockholders.
It is unclear what long-term impact our business structure will have on our key business relationships and our ability to compete with other gaming operators.
In connection with the consummation of the Plan, we are among a few gaming operators that lease the majority of its properties from a single lessor under master lease arrangements. As a result, it is difficult to predict whether and to what extent our relationship with PropCo Landlord, including any actual or perceived conflicts of interest on the part of our overlapping directors, will affect our relationships with suppliers, customers, regulators and our ability to compete with other gaming operators that are not subject to a master lease arrangement with a single lessor.
Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby.
In connection with the disclosure statement CEOC filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, CEOC prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and CEOC’s ability to continue operations upon its emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. Although the financial projections disclosed in the disclosure statement filed with the Bankruptcy Court represent CEOC’s view based on then current known facts and assumptions about the future operations of CEOC, there is no guarantee that the financial projections will be realized. We may not be able to meet the projected financial results or achieve projected revenues and cash flows assumed in projecting future business prospects. To the extent we do not meet the projected financial results or achieve projected revenues and cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due or may not be able to meet our operational needs. Any one of these failures may preclude us from, among other things: (a) taking advantage of future opportunities; (b) growing our businesses; or (c) responding to future changes in the gaming industry. Further, our failure to meet the projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints, which constraints may require us to seek additional working capital. We may not be able to obtain such working capital when it is required.
Our ability to utilize net operating loss carryforwards (“NOLs”) may be limited as a result of the Merger and CEOC’s emergence from bankruptcy.
In general, Section 382 of the Internal Revenue Code provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. CEOC’s emergence from bankruptcy resulted in a change in ownership of CEOC for purposes of Section 382, and the Merger also resulted in a change in ownership for purposes of Section 382. The Company analyzed alternatives available within the Internal Revenue Code to CEOC in order to minimize the impact of the ownership change and cancellation of indebtedness income on its tax attributes. The Company anticipates a limitation that subjects existing tax attributes at emergence to a Section 382 limitation that could result in some or all of the remaining net operating loss carryforwards expiring unused.
Limitations imposed on our ability to use NOLs to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

November 1, 2017	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer