Form 10-K
period 2017-12-31
CAESARS ENTERTAINMENT Corp
filed 2018-03-08
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was $692 million.
As of March 1, 2018, the registrant had 696,735,401 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the Proxy Statement for our 2018 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 4, 2018, are incorporated by reference into Part III.

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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.
Additionally, in this filing, except as the context otherwise requires, references to “VICI” or “PropCo” are references to VICI Properties Inc. and its subsidiaries, from which we lease a number of our properties.

ITEM 1.	Business
Overview
Caesars Entertainment is a casino-entertainment and hospitality services provider with the world’s most diversified portfolio and facilities in more areas throughout the United States than any other participant in the gaming industry. We have established a rich history of industry-leading growth and expansion since we commenced operations in 1937. Our facilities typically include gaming offerings, food and beverage outlets, hotel and convention space, and non-gaming entertainment options. In addition to our brick and mortar assets, we operate an online gaming business that provides real money games in certain jurisdictions.
CEC is primarily a holding company with no independent operations of its own. CEC operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”).
Significant Events and Transactions in 2017
Transactions Related to CAC Merger and CEOC’s Emergence from Bankruptcy
Merger with Caesars Acquisition Company
In 2014, CEC and Caesars Acquisition Company (“CAC”) entered into a merger agreement, which was amended and restated in July 2016 and February 2017 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, on October 6, 2017 (the “Effective Date”), CAC merged with and into CEC, with CEC as the surviving company (the “CAC Merger”), and each share of CAC common stock issued and outstanding immediately prior to the Effective Date was converted into, and became exchangeable for, 1.625 shares of CEC common stock on the Effective Date, which resulted in the issuance of 226 million shares of CEC common stock to the stockholders of CAC. See Note 4 for additional information.
CEOC’s Emergence from Bankruptcy and Acquisition of OpCo
In addition, on the Effective Date, Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its United States subsidiaries (collectively, the “Debtors”) emerged from bankruptcy. CEC made material financial commitments to support the reorganization of CEOC, as described in the Debtors’ third amended joint plan of reorganization (the “Plan”). The total value of the consideration that was provided by CEC as of the Effective Date was $8.6 billion and included a combination of cash, shares of CEC common stock, and $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”). See Note 1 for additional information.
As part of its emergence from bankruptcy, CEOC reorganized into an operating company (“OpCo”) and PropCo. PropCo holds certain real property assets formerly held by CEOC and leases those assets to OpCo. See Note 10 for additional information. PropCo is a separate entity that is not consolidated by Caesars and, on the Effective Date, was sold to VICI Properties Inc., the real estate investment trust that was initially owned by certain former creditors of CEOC and is independent from CEC.
OpCo was acquired by CEC on the Effective Date for total consideration of $2.5 billion, which included a combination of cash and CEC common stock. OpCo operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI. Upon acquisition, OpCo was immediately merged with and into CEOC LLC, with CEOC LLC as the surviving entity. See Note 4 for additional information.

As part of the acquisition of OpCo, we assumed $1.2 billion in debt that was issued in connection with CEOC’s emergence from bankruptcy. See Note 12 for additional information.
Hamlet Holdings
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Global, LLC (“TPG”) (collectively, the “Sponsors”). Hamlet Holdings contributed to CEC the 88 million shares of CEC common stock it owned prior to the CAC Merger, which CEC immediately canceled and retired. Hamlet Holdings controlled CEC prior to the CAC Merger. Upon completion of the CAC Merger and CEOC’s emergence from bankruptcy, Hamlet Holdings beneficially owned approximately 20.8% of CEC common stock as a result of its former interest in CAC, and consequently, Hamlet Holdings no longer controls CEC.
CRC Merger and Related Debt Transactions
On October 16, 2017, CRC Escrow Issuer, LLC (“Escrow Issuer”) and CRC Finco, Inc. (“Finance”), two wholly owned, indirect subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). CRC, a wholly owned subsidiary of CEC, was created on December 22, 2017, with the merger of Caesars Entertainment Resort Properties, LLC (“CERP”) into Caesars Growth Properties Holdings, LLC (“CGPH”) (the “CRC Merger”). In conjunction with the CRC Merger, Escrow Issuer merged with and into CRC, with CRC as the surviving entity and borrower.
Additionally, on December 22, 2017, CRC entered into new senior secured credit facilities comprised of (i) a $1.0 billion senior secured revolving credit facility (the “CRC Revolving Credit Facility”) and (ii) a $4.7 billion senior secured term loan credit facility (the “CRC Term Loan Facility”). The net proceeds of the CRC Notes and the CRC Term Loan Facility, as well as available cash and borrowings under the CRC Revolving Credit Facility, were used to repay the outstanding debt of CERP and CGPH. See Note 12 for additional information.
Other Events and Transactions
As of August 31, 2017, CR Baltimore Holdings, which indirectly owns the Horseshoe Baltimore Casino (“Horseshoe Baltimore”), was deconsolidated and is accounted for as an equity method investment subsequent to the deconsolidation. See Note 2 for additional information.
On November 16, 2017, we announced it entered into a definitive agreement to acquire Centaur Holdings, LLC (“Centaur”) for $1.7 billion, including $1.6 billion in cash at closing and $75 million in deferred consideration. Centaur operates Hoosier Park Racing & Casino in Anderson, Indiana, and Indiana Grand Racing & Casino in Shelbyville, Indiana. The transaction is subject to receipt of regulatory approvals and other customary closing conditions and is expected to close in the first half of 2018.
On December 22, 2017, we sold the real estate assets of Harrah’s Las Vegas for approximately $1.1 billion as part of a sale and leaseback transaction with VICI. See Note 1 and Note 10 for additional information.
On December 22, 2017, we acquired approximately 18 acres of land adjacent to Harrah’s Las Vegas (the “Eastside Land”) for $74 million in cash. We intend to use the Eastside Land as part of a new convention center development featuring approximately 300,000 square feet of flexible meeting space. See Note 1 for additional information.
Organizational Structure
As of December 31, 2017, through our consolidated entities, we operate 47 casino properties in 13 U.S. states and 4 countries outside of the United States. Our facilities had an aggregate of over 2.8 million square feet of gaming space and approximately 39,000 hotel rooms. Of the 47 casinos, 35 were in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 12 international casinos are land-based casinos, most of which are located in the United Kingdom.
We view each casino property as an operating segment and aggregate them into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. Within these segments, our properties are primarily categorized as Leased (where we lease real property assets from VICI), Owned-Domestic, Owned-International, and Managed. See Item 2, “Properties,” for more information about our properties.
Our All Other segment includes managed and international properties as well as other businesses, such as Caesars Interactive Entertainment (“CIE”).

Business Operations
Our consolidated business is composed of five complementary businesses that reinforce, cross-promote, and build upon each other: casino entertainment, food and beverage, rooms and hotel, casino management services, and entertainment and other business operations.
Casino Entertainment Operations
Our casino entertainment operations generate revenues from approximately 36,000 slot machines and 2,700 table games, as well as other games such as keno, poker, and race and sports books, all of which comprised approximately 52% of our total net revenues in 2017. Slot revenues generate the majority of our gaming revenues, particularly in our properties located outside of Las Vegas and Atlantic City. We are testing a number of skill-based games as we implement product offerings intended to appeal to all demographics, and we expect to expand these offerings as required regulatory approvals are obtained.
Food and Beverage Operations
Our food and beverage operations generate revenues from over 150 buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service, and represented approximately 17% of our total net revenues in 2017. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants and buffets.
Rooms and Hotel Operations
Rooms and hotel operations generate revenues from hotel stays at our casino properties in our approximately 36,000 guest rooms and suites worldwide and represented approximately 19% of our total net revenues in 2017. Our properties operate at various price and service points, allowing us to host a variety of casino guests who are visiting our properties for gaming and other casino entertainment options and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
We have engaged in large capital reinvestment projects in recent years focusing primarily on our room product across the United States, including renovating nearly 11,000 rooms in Las Vegas since 2014 at properties such as Caesars Palace, The LINQ Hotel & Casino and Planet Hollywood Resort & Casino (“Planet Hollywood”). In addition, we continue the roll out of self-check-in kiosks in order to help reduce customer wait times and improve labor efficiencies.
Casino Management Services
We earn revenue from fees paid for the management of eight casinos. Managed properties represent Caesars-branded properties where Caesars Entertainment provides staffing and management services under management agreements.
Entertainment and Other Business Operations
We provide a variety of retail and entertainment offerings in our casinos and The LINQ Promenade. We offer various entertainment venues across the United States, including the Colosseum at Caesars Palace and Zappos Theater at Planet Hollywood, both of which were ranked among the top theater venues in the United States in 2017 based on ticket sales. These award-winning theaters have hosted prominent headliners, such as Celine Dion, the Backstreet Boys, and Jennifer Lopez.
The LINQ Promenade and our retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items. The LINQ Promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino and Flamingo Las Vegas, and it features The High Roller, a 550-foot observation wheel.
In addition, CIE operates a regulated online real money gaming business in Nevada and New Jersey and owns the World Series of Poker (“WSOP”) tournaments and brand, and also licenses WSOP trademarks for a variety of products and businesses related to this brand.
Sales and Marketing
We believe our customer loyalty program Total Rewards enables us to capture a larger share of our customers’ entertainment spending when they travel among regions versus that of a standalone property, which is core to our cross market strategy. We believe that operating multiple properties in the center of the Las Vegas Strip generates greater revenues than would be generated if the properties were operated separately.

We believe Total Rewards, in conjunction with this distribution system, enables us to capture a larger share of our customers’ entertainment spending and compete more effectively. Members who have joined Total Rewards can earn Reward Credits for qualifying gaming activity and qualifying hotel, dining and retail spending at all Caesars-affiliated properties in the United States, Canada and the United Kingdom. Members can also earn additional Reward Credits when they use their Total Rewards VISA credit card or make a purchase through a Total Rewards partner. Members can redeem their earned Reward Credits with Caesars for hotel amenities, casino free play and other items such as merchandise, gift cards, and travel.
Total Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges. Members are provided promotional offers based on their Tier Level, their engagement with Caesars-affiliated properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used in connection with various marketing promotions, including campaigns involving direct mail, email, our websites, mobile devices, social media, and interactive slot machines.
Intellectual Property
The development of intellectual property is part of our overall business strategy. We regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent, trademark, copyright, or combination of several of our intellectual property rights, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, trademarks, copyrights, and trade secret laws. We file applications for and obtain patents, trademarks, and copyrights in the United States and foreign countries where we believe filing for such protection is appropriate, including United States and foreign patent applications covering certain proprietary technology of Caesars Enterprise Services, LLC (“CES”). We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. CES’ United States patents have varying expiration dates, the last of which is 2031.
We have not applied for the registration of all of our trademarks, copyrights, proprietary technology, or other intellectual property rights, as the case may be, and may not be successful in obtaining all intellectual property rights for which we have applied. Despite our efforts to protect our proprietary rights, parties may infringe upon our intellectual property and use information that we regard as proprietary, and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights or intellectual property to as great an extent as do the laws of the United States. In addition, others may independently develop substantially equivalent intellectual property.
We own or have the right to use proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including Bally’s, Caesars, Flamingo, Harrah’s, Horseshoe, Paris, Rio, Total Rewards, WSOP, and a license for the Planet Hollywood trademark used in connection with the Planet Hollywood in Las Vegas.
Competition
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most regions, we compete directly with other casino facilities operating in the immediate and surrounding areas. In Las Vegas, our largest jurisdiction, competition has increased significantly. For example, the Genting Group is developing a casino and hotel called Resorts World Las Vegas and Marriott International and New York-based global real estate firm Witkoff are developing a casino and hotel called The Drew Las Vegas. Both are expected to open in 2020 on the northern end of the Las Vegas Strip. Further, Wynn Resorts has begun construction on Wynn Paradise Park adjacent to its existing property and announced plans for a Wynn West casino and hotel property. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. In June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. Our Las Vegas Strip hotels and casinos also compete, in part, with each other.
In recent years, many casino operators, including us, have been reinvesting in existing facilities, developing new casinos or complementary facilities, and acquiring established facilities. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many regions. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some areas. For example, in Baltimore, Maryland, the opening of MGM Resorts National Harbor Resort & Casino has resulted in significant declines in revenue at our Horseshoe Baltimore property. The expansion of casino properties and entertainment venues into new jurisdictions also presents competitive issues. Atlantic City, in particular, has seen a significant decline primarily due to the addition of gaming and room capacity associated with the expansion of gaming in Maryland, New York, and Pennsylvania. This has resulted in several casino closings in recent years.
Our properties also compete with legalized gaming from casinos located on Native American tribal lands. While the competitive impact on operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same regions as our properties could have an adverse effect on our results of operations. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers.
We also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-and off-track wagering, video lottery terminals, and card parlors. Our non-gaming offerings also compete with other retail facilities, amusement attractions, food and beverage offerings, and entertainment venues. While we do not believe it to be the case, some have suggested that internet gaming could also create additional competition for us and could adversely affect our brick-and-mortar operations. We believe that internet gaming complements brick-and-mortar operations.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also Exhibit 99.1, “Gaming Overview,” to this Form 10-K. In addition, for a summary of key developments in 2017, see “Summary of Significant Events” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Seasonality
We believe that business at our regional properties outside of Las Vegas is subject to seasonality, including seasonality based on the weather in the markets in which they operate and the travel habits of visitors. Business in our properties can also fluctuate due to specific holidays or other significant events, such as Easter (particularly when the holiday falls in a different quarter than the prior year), the World Series of Poker tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or a concert, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently.
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
Our businesses are subject to various foreign, federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See Item 1A, “Risk Factors,” for additional discussion.

Employee Relations
We have approximately 65,000 employees throughout our organization. Approximately 28,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries relating to certain casino, hotel, and restaurant employees. The majority of these employees are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	13,000	Culinary Workers Union, Local 226	Various up to July 31, 2018
Atlantic City Food & Beverage and Hotel Employees	3,500	UNITE HERE, Local 54	February 28, 2020
Las Vegas Bartenders	1,600	Bartenders Union, Local 165	Various up to July 31, 2018
Las Vegas Dealers	3,900	Transport Workers Union of America and UAW	Various up to September 30, 2019
Corporate Citizenship, Social Responsibility and Sustainability
CEC’s Board of Directors the (“Board”) and senior executives are committed to maintaining our position as an industry leader in corporate citizenship, corporate social responsibility, and sustainability. In 2017, we continued to engage with our CEO-level external environmental sustainability advisory board with experts representing non-governmental organizations, business strategy, academia, and investors, and used their guidance to confirm our citizenship priorities. These priorities are reflected in our eighth annual citizenship report, published in 2017 in accordance with Global Reporting Initiative Standards.
In 2017, we also launched our new corporate citizenship framework under the branded theme of People Planet Play. This approach unites all our properties and business activities behind a common language to more effectively support sustainable and ethical profitable business growth:

•	People: supporting the wellbeing of our team members, guests and local communities.

•	Planet: caring for our planet so our guests don’t need to worry.

•	Play: creating memorable experiences for our guests and leading Responsible Gaming practices in the industry.
We introduced targets to 2020 and 2030 across all elements of People Planet Play, including science-based emissions-reduction targets, aligning with global best practices on climate change action. We enjoy strong support from our team members for People Planet Play activities, with 46% of team members participating in our HERO volunteering and/or CodeGreen environmental programs in 2016. Additionally, we aim to raise awareness and gain support from our guests for People Planet Play initiatives. In 2016, guest perception improved in that 59% strongly agreed that our company made a positive impact in economic development, responsible gaming, environmental impact and overall responsible conduct (versus 55% in 2015).
Code of Commitment
Our Code of Commitment to our employees, guests and communities has guided our approach to responsible and ethical business, compliance, anti-corruption and whistleblower processes. Training reinforces our expectations of all employees. Caesars was the first company to develop responsible gaming programs informed by science, evaluated objectively and created in conjunction with leading researchers. All of our gaming offerings are underpinned by comprehensive Responsible Gaming programs that provide advice for those who need it (see more on our website: http://caesarscorporate.com/about-caesars/responsible-gaming/) with fully trained team members. In 2016, team members participated in 64,700 hours of training in Responsible Gaming.
Over the past several years, with the engagement and support of the Board, we have further intensified our anti-money-laundering (“AML”) compliance activities. We doubled the number of qualified staff in dedicated AML compliance roles to around 90 experts by the middle of 2016 and approved more than $5 million in technology investments to implement new systems to improve transparency and information sharing within the Company, increase automation and enhance analytics, all to ensure we are an industry leader when it comes to AML compliance.

For the third year running, we were recognized on the Civic 50, an initiative organized by Points of Light and Bloomberg that recognizes companies for their commitment to improving the quality of life in their home communities. In 2016, we reconfirmed our support for the UN Sustainable Development Goals and highlighted three goals where we can make the most significant contribution and expand our impact in coming years.

•	#3: Good Health And Well-Being

•	#8: Decent Work And Economic Growth

•	#11: Sustainable Cities And Communities
Environmental Stewardship
Our structured, data-driven CodeGreen strategy leverages the passion of our team members and engages our guests and suppliers.
In 2017, we set a science-based target to reduce Scope 1 and 2 absolute greenhouse gas emissions by 30% by 2025 (over a 2011 baseline). Between 2007 and 2016, we reduced energy consumption across our U.S. and international properties by 21% and greenhouse gas emissions by 34% (against the U.S. only baseline year, 2007). Since 2008, we have reduced water consumption by 20%. In 2016, 43% of our total waste in North America was diverted from landfill, bringing our cumulative waste diversion from landfill to 268,900 tons since 2012.
In 2017, 100% of owned or managed North American hotel resort properties achieved a 4 Green Key rating or higher. Recently recognized by the Global Sustainable Tourism Council, Green Key is a rigorous program that ranks, certifies and inspects hotels and resorts based on their commitment to sustainable operations. Green Key uses a rating system of 1 to 5 Keys, with 5 being the highest possible attainment.
For our work in disclosure of our environmental impacts, Caesars Entertainment received an “A” score for water impact and A- in carbon reporting from the formerly named Carbon Disclosure Project (“CDP”), an international not-for-profit that drives sustainable economies. Thousands of companies submit annual disclosures to CDP for independent assessment against its scoring methodology. We joined the A List for Water for the first time this year and are among 10% of companies participating in CDP’s water program to receive this honor.
In order to both enhance our offerings and engage guests in our citizenship efforts, we have branded our hotel rooms with our citizenship messaging under the theme of People Planet Play, inviting guests to play a role by using water, air-conditioning and towels with the environment in mind. We promote sustainable sourcing of key food ingredients for our menus from sustainably managed farms and fisheries, in response to the growing number of consumers who value such options. Additionally, to address concerns from animal rights groups, we have committed to source cage-free eggs across all our properties by 2025.
Diversity, Inclusion, and Employee Wellbeing
We seek to create a dynamic and innovative working culture where individual growth is rewarded, recognized, and celebrated. Caesars is the only company in the casino entertainment industry to receive perfect scores on the Human Rights Campaign Corporate Equality Index for eleven consecutive years, including 2018. We encourage diversity and the advancement of women, and in 2016, 37% of our manager level employees belonged to minority groups and 44% were women. In November 2017, we announced our goal to achieve gender equity in management by 2025. This initiative embodies Caesars’ commitment to identifying, hiring, developing, and retaining great talent. This will enable our organization to be best in class, be more innovative, make better decisions, and better reflect our diverse clients and communities. Our Employee Wellness Program, includes 26 nurses and coaches across our properties. The program demonstrates results each year with improved health metrics for participating employees, and insurance savings for Caesars through lower health risk.
Community Investment
Caesars Entertainment consistently makes significant contributions to our local communities to help them develop and prosper. We do this through funding of community projects, employee volunteering hours and cash donations from the Caesars Foundation (a private foundation funded by a portion of our operating income and has gifted more than $74 million since its inception in 2002). In 2017, we contributed a total of $63 million to communities through all these channels, including 331,000 reported employee volunteer hours.
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

ITEM 1A.    Risk Factors
Risks Related to Our Business
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments and rent payments under the Lease Agreements could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments and rent payments.
Caesars Entertainment is a highly-leveraged company and had $9.0 billion in debt outstanding under credit facilities and notes (including our convertible notes) as of December 31, 2017. As a result, a significant portion of our liquidity needs are for debt service on such indebtedness, including significant interest payments. Our estimated debt service (including principal and interest) on our credit facilities and notes (including our convertible notes) is $504 million for 2018 and $11.8 billion thereafter to maturity for our currently outstanding indebtedness under our credit facilities and notes (including our convertible notes).
See Note 12 for details of our debt outstanding and related restrictive covenants.
Our substantial indebtedness and the restrictive covenants under the agreements governing such indebtedness could:

•	limit our ability to borrow money for our working capital, capital expenditures, development projects, debt service requirements, rent payment requirements, strategic initiatives or other purposes;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness and the Lease Agreements (defined below), and any failure to comply with the obligations of any of our debt instruments or Lease Agreements, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness or such Lease Agreements;

•
require that a substantial portion of our cash flow from operations be dedicated to the payment of rent and interest and repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly-leveraged than certain of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict the availability for us to make strategic acquisitions, develop new gaming facilities, introduce new technologies or exploit business opportunities;

•	affect our ability to renew certain gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness and the Lease Agreements, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our outstanding debt obligations and lease obligations.
Our ability to satisfy our debt obligations and lease obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	our future ability to borrow under our credit facilities, the availability of which depends on, among other things, our complying with the covenants thereunder.

Our debt agreements contain restrictions that limit our flexibility in operating our business and operations.
Our debt agreements contain, and the agreements governing any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions, including restrictions on the issuer of the debt’s ability to, among other things:

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
We have pledged a significant portion of our assets as collateral under our subsidiaries’ secured debt agreements. If any of our lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
We are required to satisfy and maintain specified financial ratios under the agreements governing our revolving credit facilities if and when specified amounts are drawn and outstanding under our revolving credit facilities. See Note 12 for further information. Our ability to meet the financial ratios under our debt agreements can be affected by events beyond our control, and there can be no assurance that we will be able to continue to meet those ratios.
A failure to comply with the covenants contained in the agreements that govern our indebtedness could result in an event of default thereunder, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the indebtedness of CRC or CEOC LLC, the lenders or noteholders thereunder:

•	will not be required to lend any additional amounts to such borrowers;

•	could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require such borrowers to apply all of our available cash to repay such indebtedness.
Such actions by the lenders or noteholders under CRC’s or CEOC LLC’s indebtedness could cause cross defaults under the other indebtedness of CRC or CEOC LLC, respectively. For instance, if CRC were unable to repay those amounts, the lenders under CRC’s secured credit facilities could proceed against the collateral granted to them to secure that indebtedness.
If the indebtedness under CRC’s or CEOC LLC’s credit facilities or other indebtedness were to be accelerated, there can be no assurance that their assets would be sufficient to repay such indebtedness in full.
CEC, CEOC LLC, and CRC are parties to certain leasing and related arrangements that may have a negative effect on CEC’s business and operations.
CEC, CEOC LLC, CRC, and certain of their subsidiaries are parties to certain leasing and financial commitments, including three lease agreements relating to properties operated by CEOC LLC or its subsidiaries (the “CEOC LLC Lease Agreements”), three related management and lease support agreements, a lease agreement relating to a property operated by a subsidiary of CRC (the “HLV Lease Agreement” and collectively with the CEOC LLC Lease Agreements, the “Lease Agreements”) and a related guaranty (collectively, the “Lease Documents”). Pursuant to the CEOC LLC Lease Agreements, certain subsidiaries of PropCo lease properties to CEOC LLC (or the applicable subsidiaries of CEOC LLC) and CEOC LLC (or the applicable subsidiaries of CEOC LLC) is responsible for lease payments and other monetary obligations: (1) for Caesars Palace Las Vegas; (2) for substantially all domestic properties previously owned by CEOC other than Caesars Palace Las Vegas; and (3) for Harrah’s Joliet Hotel & Casino

in Joliet, Illinois. CEC guarantees the payment and performance of all monetary obligations of CEOC LLC and its subsidiaries under the CEOC LLC Lease Agreements. Pursuant to the HLV Lease Agreement, PropCo leases Harrah’s Las Vegas to a subsidiary of CRC, which is responsible for lease payments and other obligations for Harrah’s Las Vegas. CRC guarantees the payment and performance of all monetary obligations of its subsidiary under the HLV Lease Agreement.
CEC has entered into call right agreements with PropCo pursuant to which PropCo has the right to purchase and lease to CEC or one of its subsidiaries interests in the real property assets associated with Harrah’s Laughlin, Harrah’s Atlantic City and Harrah’s New Orleans, which could also impose additional lease payments and other obligations on CEC. CEC and PropCo also entered into a right of first refusal agreement that provides, among other things, for (a) a grant by CEC (on behalf of itself and all of its majority owned subsidiaries) to PropCo (on behalf of itself and all of its majority owned subsidiaries) of a right of first refusal to own and lease to an affiliate of CEC certain non-Las Vegas domestic real estate that CEC or its affiliates may have the opportunity to acquire or develop and (b) a grant by PropCo to CEC of a right of first refusal to lease and manage certain non-Las Vegas domestic real estate that PropCo may have the opportunity to acquire or develop.
Pursuant to the Lease Agreements, CEC’s subsidiaries are obligated to pay, in the aggregate, approximately $727 million in fixed annual rents, subject to certain escalators and adjustments beginning at various points in the initial term and continuing through the renewal terms equal to the greater of either: (i) 1% or 2% (varies by lease) or (ii) the Consumer Price Index. If CEC’s businesses and properties fail to generate sufficient earnings, the payments required to service these leasing commitments may materially and adversely limit the ability of CEC to make investments to maintain and grow its portfolio of businesses and properties. Additionally, CEC may be subject to other significant obligations under its guarantees if its subsidiaries are unable to satisfy their lease payments and other monetary obligations which could materially and adversely affect CEC’s business and operating results.
CEC’s guarantees of the CEOC LLC Lease Agreements impose restrictions on certain business activities of CEC, including restrictions on sales of assets and making dividends and distributions. The Lease Documents generally impose restrictions on the business activities of CEOC LLC, CRC and their applicable subsidiaries, including restrictions on transfers of the leased properties, requirements to make specified minimum levels of capital expenditures and limitations regarding how the leased properties may be operated. Compliance with the restrictions in the Lease Documents may constrain the ability of CEC to implement any growth plans as well as its flexibility to react and adapt to unexpected operational challenges and adverse changes in economic and legal conditions. Additionally, with respect to properties leased pursuant to the Lease Agreements, CEOC LLC or CRC (or their applicable subsidiaries) generally will be required to restore properties that are damaged by casualties regardless of whether any insurance proceeds are sufficient to pay for the restoration.
Each of CEOC LLC and CRC are required to pay a significant portion of their cash flow from operations to PropCo pursuant to and subject to the terms and conditions of the Lease Agreements, which could adversely affect our ability to fund our operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes.
Each of CEOC LLC and CRC are required to pay a significant portion of their cash flow from operations to PropCo pursuant to and subject to the terms and conditions of the Lease Agreements. As a result of this commitment, their ability to fund their own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, their obligations under the Lease Agreements may:

•	make it more difficult for the applicable entity to satisfy their obligations with respect to their indebtedness and to obtain additional indebtedness;

•	increase the applicable entity’s vulnerability to general or regional adverse economic and industry conditions or a downturn in its business;

•
require the applicable entity to dedicate a substantial portion of its cash flow from operations to making lease payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit the applicable entity’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•	restrict the applicable entity’s ability to raise capital, make acquisitions and divestitures and engage in other significant transactions.
In addition, the annual rent escalations under the Lease Agreements will continue to apply regardless of the amount of cash flows generated by the properties that are subject to the Lease Agreements. Accordingly, if the cash flows generated by such properties decrease, or do not increase at the same rate as the rent escalations, the rents payable under the Lease Agreements could comprise a higher percentage of the cash flows generated by the applicable entity, which could exacerbate, perhaps materially, the issues described above.
Any of the above listed factors could have a material adverse effect on CEOC LLC’s and CRC’s respective business, financial condition, and results of operations.
The CEC Convertible Notes are exercisable for shares of our common stock. The exercise of such equity instruments would have a dilutive effect to stockholders of CEC.
The CEC Convertible Notes are exercisable for shares of our common stock. The exercise of such equity instruments would have a dilutive effect to stockholders of CEC. In accordance with the terms of the Plan, on the Effective Date, we issued approximately $1.1 billion aggregate principal amount of CEC Convertible Notes that are convertible at the option of holders into a number of shares of our common stock that is initially equal to 0.139 shares of our common stock per $1.00 principal amount of CEC Convertible Notes, or approximately 156 million shares. If all the shares were issued on the Effective Date, they would have represented approximately 17.9% of the shares of our common stock outstanding after giving effect to the shares issued in accordance with the Plan. The CEC Convertibles Notes are subject to conversion at our option following the third anniversary of the issuance of the CEC Convertible Notes if the last reported sale price of our common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. CEC does not have any other redemption rights. As of December 31, 2017, the remaining life of the CEC Convertible Notes is 6.75 years.
Most of CEOC LLC’s U.S. gaming facilities, as well as Harrah’s Las Vegas, are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, consents and approvals, charges and our relationship with PropCo, which could have a material adverse effect on our business, financial position or results of operations.
Most of CEOC LLC’s U.S. gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, consents and approvals, charges and our relationship with PropCo, which could have a material adverse effect on our business, financial position, or results of operations. CEOC LLC and its subsidiaries lease most of the gaming facilities they operate pursuant to the CEOC LLC Lease Agreements. Termination of any or all of the CEOC LLC Lease Agreements would result in CEOC LLC or its applicable subsidiaries losing some or all of their rights with respect to the applicable properties, could result in a default under CEOC LLC’s debt agreements, and could have a material adverse effect on CEOC LLC’s business, financial position, or results of operations. In the event of certain terminations of the CEOC LLC Lease Agreements, CEOC LLC or its applicable subsidiaries may be required to cooperate to transfer all personal property located at the applicable facility to a designated successor. In addition, CEOC LLC or its applicable subsidiaries have granted to PropCo liens on substantially all personal property located at the leased facilities, which would allow PropCo to take possession of that property upon a termination of the applicable CEOC LLC Lease Agreement. Moreover, since as a lessee CEOC LLC and its subsidiaries do not completely control the land and improvements underlying their operations, PropCo, as lessor, could take certain actions to disrupt CEOC LLC and its subsidiaries’ rights in the facilities leased under the CEOC LLC Lease Agreements, which are beyond our control. If PropCo chose to disrupt CEOC LLC and its subsidiaries’ use either permanently or for a significant period of time, then the value of their assets could be impaired and their business and operations could be adversely affected. There can also be no assurance that CEOC LLC and its subsidiaries will be able to comply with their obligations under the CEOC LLC Lease Agreements in the future. In addition, if PropCo has financial, operational, regulatory or other challenges there can be no assurance that PropCo will be able to comply with its obligations under its agreements with CEC, CEOC LLC, or their subsidiaries.
CRC’s subsidiary leases Harrah’s Las Vegas from PropCo pursuant to the HLV Lease Agreement on terms that are similar to those of the CEOC LLC Lease Agreements. CRC and its subsidiary, therefore, are subject to many of the same risks described above with respect to Harrah’s Las Vegas.
The Lease Agreements are a type of lease that is commonly known as a triple net lease. Accordingly, in addition to rent, the tenants under the Lease Agreements are required to pay all operating costs associated with the respective facilities, including the payment of taxes, insurance, and all repairs, and providing indemnities to PropCo against liabilities associated with the operations of each facility. CEC’s applicable subsidiaries are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs may in part accrue to PropCo as owner of the associated facilities. In addition, if some of the leased facilities should prove to be unprofitable, CEOC LLC and its subsidiaries or CRC’s subsidiary, as applicable, could remain obligated for lease payments and other obligations under the Lease Agreements even if they decided to withdraw from those locations. CEOC LLC and its subsidiaries or CRC’s subsidiary, as applicable, could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges, and other special charges that would reduce their net income and could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to generate sufficient cash to service all of our indebtedness and lease commitments, and may be forced to take other actions to satisfy our obligations under our indebtedness and lease commitments that may not be successful.
We may be unable to generate sufficient cash flow from operations, or may be unable to draw under our credit facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for operating expenses, debt service costs, lease payments, working capital needs, and capital expenditures in the normal course of business. Our estimated debt service (including principal and interest) is $504 million for 2018 and $11.8 billion thereafter to maturity for our outstanding indebtedness and our estimated financing obligations are $666 million for 2018 and $39.3 billion thereafter to maturity for our outstanding lease arrangements. If we are unable to service our debt obligations or pay our financing obligations, there can be no assurances that our business will continue in its current state.
See Note 12 for details of our debt outstanding and Note 10 for details of our lease commitments.
We may incur additional indebtedness and lease commitments, which could adversely affect our ability to pursue certain business opportunities.
We and our subsidiaries may incur additional indebtedness and lease commitments at any time and from time to time in the future. Although the terms of the agreements governing our indebtedness and lease commitments contain restrictions on our ability to incur additional indebtedness and certain types of lease commitments, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness and lease commitments incurred in compliance with these restrictions could be substantial. For example, as of December 31, 2017, CRC had $1 billion of additional borrowing capacity available under its senior secured credit facility, and CEOC LLC had a total of $150 million of additional borrowing capacity available under its senior secured credit facility, net of $50 million committed to outstanding letters of credit. We may consider incurring additional indebtedness in the future to fund our growth strategy, including without limitation, our pending acquisition of Centaur Holdings, LLC.
Our subsidiary debt agreements allow for limited future issuances of additional secured or unsecured indebtedness, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under CRC’s or CEOC LLC’s credit facilities. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis, as well as development and acquisition opportunities. Additional indebtedness would require greater servicing payments, and accordingly, may affect our future liquidity and limit our ability to pursue certain opportunities and implement any growth plans in the future.
Repayment of our and our subsidiaries’ debt is dependent on cash flow generated by our subsidiaries.
Our subsidiaries currently own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our and our subsidiaries’ indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and, in the case of CEC’s debt, their ability to make such cash available to us by dividend, if needed, or otherwise. Our subsidiaries do not have any obligation to pay amounts due on our other subsidiaries’ indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our or our other subsidiaries’ indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.
We may not realize any or all of our anticipated value creation opportunities, which would have a negative effect on our results of operations.
As part of our enterprise-wide strategy, we have implemented a program of continuous improvement designed to identify value creation opportunities to improve operations and results, including without limitation through identifying opportunities to improve profitability by reducing costs. Any cost savings or other value creation that we ultimately realize from such efforts may differ materially from originally anticipated amounts or be offset by other unanticipated developments. These plans are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost-savings or other value creation initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.
It is unclear what long-term impact our business structure will have on our key business relationships and our ability to compete with other gaming operators.
As a result of the consummation of the Plan, we are among a few gaming operators that lease a significant portion of its properties from a single lessor under lease arrangements. As a result, it is difficult to predict whether and to what extent our relationship with PropCo, including any actual or perceived conflicts of interest, will affect our relationships with suppliers, customers, or regulators or our ability to compete with other gaming operators that are not subject to a master lease arrangement with a single lessor. In addition, PropCo has numerous consent, audit, and other rights under the Lease Documents. As a result, a number of CEOC LLC’s and CRC’s strategic and operational decisions are subject to review and/or agreement with PropCo, and there can be no assurance that PropCo’s exercise of its rights under the Lease Documents will not be adverse to CEOC LLC’s or CRC’s business or operations, particularly where our interests and the interests of PropCo (or those who control it) are not aligned.
The development and construction of new hotels, casinos, and gaming and non-gaming venues and the expansion of existing ones could have an adverse effect on our business, financial condition, and results of operations due to various factors including delays, cost overruns, and other uncertainties.
We intend to develop, construct, and open new hotels, casinos, and other gaming venues and develop and manage non-gaming venues in response to opportunities that may arise. Future development projects may require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, the incurrence of contingent liabilities and an increase in depreciation and amortization expense, which could have an adverse effect upon our business, financial condition, results of operations, and cash flow. The development and construction of new hotels, casinos and gaming venues and the expansion of existing ones is susceptible to various risks and uncertainties, such as:

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
Moreover, our development and expansion projects are sometimes jointly pursued with third parties or by licensing our brands to third parties. These joint development, expansion project, or license agreements are subject to risks, in addition to those disclosed above, as they are dependent on our ability to reach and maintain agreements with third parties.
Our failure to complete any new development or expansion project, or complete any joint development or expansion projects or projects where we license our brands, as planned, on schedule, within budget, or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition, results of operations, and cash flow.
We may pursue strategic acquisitions of third-party assets and businesses as a complement to our future growth strategy, which could raise material investment risk and affect our businesses and operations, if integration is unsuccessful or the acquired assets and businesses perform poorly.
We intend to implement a growth plan centered on an organic growth strategy for our non-gaming entertainment, hospitality, and leisure offerings. We also intend to pursue strategic acquisitions as a complement to the extent such acquisitions present attractive opportunities that would bolster our organic growth strategy. Additionally, we will also look to become a more active participant in certain high-growth social and mobile gaming opportunities in order to leverage our extensive experience and management expertise in the gaming industry and build an enhanced high-growth portfolio.
Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the acquired businesses with our businesses. The combination of two independent companies is a complex, costly, and time-consuming process. This process may disrupt the business of either or both of the companies and may not result in the full benefits expected. The difficulties of combining the operations of the companies include, among other things:

•	coordinating marketing functions;

•	undisclosed liabilities;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing, and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management attention from ongoing business concerns; and

•	coordinating geographically separate organizations.
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
From time to time, we are a defendant in various lawsuits or other legal proceedings relating to matters incidental to our business. Some of these matters involve commercial or contractual disputes, intellectual property claims, legal compliance, personal injury claims, and employment claims. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and, in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations.
Compromises of our information systems or unauthorized access to confidential information or our customers’ personal information could materially harm our reputation and business.
We collect and store confidential, personal information relating to our customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments. For example, we handle, collect and store personal information in connection with our customers staying at our hotels and enrolling in Total Rewards. We may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business, or for marketing purposes. Our collection and use of personal data are governed by state and federal privacy laws and regulations as well as the applicable laws and regulations in other countries in which we operate. Privacy law is an area that changes often and varies significantly by jurisdiction. We may incur significant costs in order to ensure compliance with the various applicable privacy requirements. In addition, privacy laws and regulations may limit our ability to market to our customers.
We assess and monitor the security of collection, storage, and transmission of customer information on an ongoing basis. We utilize commercially available software and technologies to monitor, assess and secure our network. Further, some of the systems currently used for transmission and approval of payment card transactions and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, and other such systems are determined and controlled by us. Although we have taken steps designed to safeguard our customers’ confidential personal information and important internal company data, our network and other systems and those of third parties, such as service providers, could be compromised, damaged, or disrupted by a third-party breach of our system security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, our employees, or those employees of a third party, power outages, computer viruses, system failures, natural disasters, or other catastrophic events. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of a security breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that we are adequately protecting our information.
Any loss, disclosure of, misappropriation of, or access to customers’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees, and other persons, any of which could have an adverse effect on our financial condition, results of operations, and cash flow.
Our reliance on our computer systems and software could expose us to great financial harm if any of our computer systems or software were subject to any material disruption or corruption.
We rely significantly on our computer systems and software to receive and properly process internal and external data, including data related to Total Rewards. A disruption or corruption of the proper functioning of our computer systems or software could cause us to lose data or record erroneous data, which could result in material losses. We cannot guarantee that our efforts to maintain competitive computer systems and software will be successful. Our computer systems and software may fail or be subject to bugs or other errors, resulting in service interruptions or other unintended consequences. If any of these risks materialize, they could have a material adverse effect on our business, financial condition, and results of operations.
We may sell or divest different properties or assets as a result of our evaluation of our portfolio of businesses. Such sales or divestitures could affect our costs, revenues, profitability, and financial position.
From time to time, we evaluate our properties and our portfolio of businesses and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets (subject to any restrictions in the agreements governing our indebtedness and leases). These sales or divestitures affect our costs, revenues, profitability, financial position, liquidity, and our ability to comply with our debt covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts. Expected costs savings, which are offset by revenue losses from divested properties, may also be difficult to achieve or maximize due to our fixed cost structure.
Reduction in discretionary consumer spending resulting from a downturn in the national economy, the volatility and disruption of the capital and credit markets, adverse changes in the global economy, and other factors could negatively impact our financial performance and our ability to access financing.
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; increases in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is susceptible to any such changes because our casino properties offer a highly-discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. Particularly, we have business concentrations in gaming offerings and in Las Vegas, which are sensitive to declines in discretionary consumer spending and changes in consumer preferences. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved, there are no assurances that the gaming industry will continue to grow.
Our strategies to grow our business may be unsuccessful, which could have an adverse effect on our results of operations.
Our success depends in part on our ability to grow our business. In addition to increasing our revenues from operations, we plan to grow our business through (i) real estate development domestically and internationally, (ii) traditional mergers and acquisitions, (iii) expanding our Total Rewards partnerships, and (iv) pursuing licensing and management agreements to utilize our brands on third party-owned properties. Our ability to execute on our growth strategy is dependent upon, among other things, our ability to finance development projects and to obtain all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations, and upon risks inherent in acquisitions including the ability to finance acquisitions, the ability to integrate acquisitions, the ability to realize anticipated benefits of the acquisitions and the diversion of management’s attention from Company resources. In addition, we may be unsuccessful in identifying acceptable third parties for Total Rewards and for licensing and managing properties. As a result, we may not be able to realize the growth we expect from our strategies, which could have an adverse effect on our results of operations.
We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition, and results of operations.
We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition, or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition, and results of operations. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. There can be no assurance that continued gaming activity will be approved in any referendum in the future. If we do not obtain the requisite approval in any future referendum, we will not be able to operate our gaming operations in Iowa, which would negatively impact our future performance.
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
The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact our business, financial condition, and results of operations.
Our ability to utilize net operating loss (“NOL”) carryforwards may be limited as a result of the CAC Merger and CEOC’s emergence from bankruptcy.
In general, Section 382 of the Internal Revenue Code provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future taxable income in the event of a change in ownership. CEOC’s emergence from bankruptcy and the CAC Merger resulted in a change in ownership for purposes of Section 382. The Company analyzed alternatives available to CEC within the Internal Revenue Code to minimize the impact of the ownership change and cancellation of indebtedness income on its tax attributes. The Company anticipates a limitation that subjects existing tax attributes at emergence to a Section 382 limitation but will not result in any of the NOL carryforwards expiring unused.
Limitations imposed on our ability to use NOLs to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.
Any violation of the Bank Secrecy Act or other similar anti-money laundering laws and regulations could have a negative impact on us.
We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering (“AML”) regulations. In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. Any violation of AML or regulations by any of our resorts could have a negative effect on our results of operations.
Any violation of the Foreign Corrupt Practices Act or other similar anti-corruption laws and regulations could have a negative impact on us.
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which we conduct business. We are subject to requirements imposed by the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that generally prohibit U.S.

companies and their affiliates from offering, promising, authorizing, or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors, or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face investigations, prosecutions, and other legal proceedings and actions that could result in civil penalties, administrative remedies, and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions.
Our stockholders are subject to extensive governmental regulation, and if a stockholder is found unsuitable by the gaming authority, that stockholder would not be able to beneficially own our common stock directly or indirectly.
In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. For any cause deemed reasonable by the gaming authorities, subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application; limit, condition, restrict, revoke, or suspend any license, registration, finding of suitability or approval; or fine any person licensed, registered, or found suitable or approved. For additional information on the criteria used in making determinations regarding suitability, see “Governmental Regulation.”
For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation that is registered with the Nevada Gaming Commission (“NGC”), may be required to be found suitable if the NGC has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the NGC. Any person required by the NGC to be found suitable must apply for a finding of suitability within 30 days after the NGC’s request that he or she should do so and, together with his or her application for suitability, deposit with the Nevada Gaming Control Board (“NGCB”) a sum of money which, in the sole discretion of the NGCB, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the NGCB to pay final costs and charges.
Furthermore, any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold, directly or indirectly, the beneficial ownership of any voting security or the beneficial or record ownership of any non-voting security or any debt security of any public corporation that is registered with the gaming authority beyond the time prescribed by the gaming authority. A violation of the foregoing may constitute a criminal offense. A finding of unsuitability by a particular gaming authority impacts that person’s ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person’s ability to associate or affiliate with gaming licensees in other jurisdictions.
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. Under Maryland gaming laws, we may not sell or otherwise transfer more than 5% of the legal or beneficial interest in Horseshoe Baltimore without the approval of the Maryland Lottery and Gaming Control Commission after they determine that the transferee is qualified or grants the transferee an institutional investor waiver.
Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest. For example, in Indiana, a person may not have an ownership interest in more than two Indiana riverboat owner’s licenses, and in Maryland, an individual or business entity may not own an interest in more than one video lottery facility.
If we are unable to effectively compete against our competitors, our profits will decline.
The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each region in which we participate may have greater financial, marketing, or other resources than we do, and there can be no assurance that they will not engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various regions in which we participate, we cannot ensure that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various regions could adversely affect our business, financial condition, results of operations, and cash flow.
In recent years, many casino operators, including us, have been reinvesting in existing jurisdictions to attract new customers or to gain market share, thereby increasing competition in those jurisdictions. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some areas. For example, in Baltimore, Maryland, the opening of MGM Resorts National Harbor Resort & Casino has resulted in significant declines in revenue at our Horseshoe Baltimore property. In Las Vegas, our largest jurisdiction, competition has increased significantly. For example, the Genting Group is developing a casino and hotel called Resorts World Las Vegas and Marriott International and New York-based global real estate firm Witkoff are developing a casino and hotel called The Drew Las Vegas. Both are expected to open in 2020 on the northern end of the Las Vegas Strip. Further, Wynn Resorts has begun construction on Wynn Paradise Park adjacent to its existing property and announced plans for a Wynn West casino and hotel property. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. In June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain areas, including Atlantic City. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.
In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada, Louisiana, and Atlantic City and by the initiation and growth of online gaming in Nevada, Louisiana and other states. In addition, our operations located in New Jersey may be adversely impacted by the expansion of gaming in Maryland, New York, and Pennsylvania, our operations in Louisiana may be adversely impacted by the expansion of gaming in Mississippi and the Gulf Coast, and our operations located in Nevada may be adversely impacted by the expansion of gaming in California. We also anticipate additional competition in Atlantic City as the Hard Rock (formerly the Taj Mahal) is anticipated to open in the summer of 2018 and the Revel casino is anticipated to reopen at some point in the near future. Both openings will add competition and will negatively impact our Atlantic City operations.
In addition, the gaming industry has expanded into new jurisdictions in which gaming was not previously permitted. This growth is likely to continue in the future and will result in increased competition for our facilities in the jurisdictions in which we operate.
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
If we cannot attract, retain, and motivate employees, we may be unable to compete effectively, and lose the ability to improve and expand our businesses.
Our success and ability to grow depend, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and expand our business in many locations around the world. We face intense competition for highly qualified, specialized technical, managerial, and consulting personnel. Recruiting, training, retention, and benefit costs place significant demands on our resources. Additionally, our substantial indebtedness and CEOC’s Chapter 11 proceedings have made recruiting executives to our businesses more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.
Our business may be subject to seasonal fluctuations that could result in volatility and have an adverse effect on our operating results.
Our business may be subject to some degree of seasonality. Weather conditions may deter or prevent customers from reaching the facilities or undertaking trips. Such conditions would particularly affect customers who are traveling longer distances to visit our casino properties. Seasonality may cause our casino properties working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. Business in our properties can also fluctuate due to specific holidays or other significant events, such as Easter (particularly when the holiday falls in a different quarter than the prior year), the World Series of Poker tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or a concert, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently. These factors, among other things, make forecasting more difficult and may adversely affect our casino properties ability to manage working capital and to predict financial results accurately, which could adversely affect our business, financial condition, and operating results.
Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.
We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel, and transportation costs.
Win rates (hold rates) for our casino operations depend on a variety of factors, some of which are beyond our control.
The gaming industry is characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, win rates (hold percentages) are also affected by the spread of table limits and factors that are beyond our control, such as a player’s skill, experience, and behavior, the mix of games played, the financial resources of players, the volume of bets placed, and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at our casinos may differ from the theoretical win rates we have estimated and could result in the winnings of our gaming customers exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.
We face the risk of fraud, theft, and cheating.
We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft, or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers, or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to discover such acts or schemes in a timely manner could result in losses in our operations. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may not be able to protect the intellectual property rights we own or may be prevented from using intellectual property necessary for our business.
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. We rely primarily on trade secret, trademark, domain name, copyright, and contract law to protect the intellectual property and proprietary technology we own. We also actively pursue business opportunities in the United States and in international jurisdictions involving the licensing of our trademarks to third parties. It is possible that third parties may copy or otherwise obtain and use our intellectual property or proprietary technology without authorization or otherwise infringe on our rights. For example, while we have a policy of entering into confidentiality, intellectual property invention assignment, and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors, and business partners, such agreements may not provide adequate protection or may be breached, or our proprietary technology may otherwise become available to or be independently developed by our competitors. The laws of some foreign countries may not protect proprietary rights or intellectual property to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, the unauthorized use or reproduction of our trademarks could diminish the value of our trademarks and our market acceptance, competitive advantages, or goodwill, which could adversely affect our business.
Third parties have alleged and may in the future allege that we are infringing, misappropriating, or otherwise violating their intellectual property rights. Third parties may initiate litigation against us without warning or may send us letters or other communications that make allegations without initiating litigation. We may elect not to respond to these letters or other communications if we believe they are without merit, or we may attempt to resolve these disputes out of court by negotiating a license, but in either case it is possible that such disputes will ultimately result in litigation. Any such claims could interfere with our ability to use technology or intellectual property that is material to the operation of our business. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties, such as entities that purchase intellectual property assets for the purpose of bringing infringement claims. We also periodically employ individuals who were previously employed by our competitors or potential competitors, and we may therefore be subject to claims that such employees have used or disclosed the alleged trade secrets or other proprietary information of their former employers.
In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management. If unsuccessful, such litigation could result in the loss of important intellectual property rights, require us to pay substantial damages, subject us to injunctions that prevent us from using certain intellectual property, require us to make admissions that affect our reputation in the marketplace, and require us to enter into license agreements that may not be available on favorable terms. Finally, even if we prevail in any litigation, the remedy may not be commercially meaningful or fully compensate us for the harm we suffer or the costs we incur. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We cannot assure you that we will be able to retain our performers and other entertainment offerings on acceptable terms or at all.
Our properties’ entertainment offerings are only under contract for a limited time. For example, our contract with Britney Spears expired in December 2017, and our contract with Jennifer Lopez is set to expire in 2018. These and other of our performers draw customers to our properties and are a significant source of our revenue. We cannot assure you that we will be able to retain our performers or other shows on acceptable terms or at all. In addition, the third parties that we depend on for our properties’ entertainment offerings may become incapable or unwilling to provide their services at the level agreed upon or at all. These and other of our entertainment offerings draw customers to the properties and are a significant source of our revenue.
We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.
We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution. However, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
Acts of terrorism, war, natural disasters, severe weather, and political, economic and military conditions may impede our ability to operate or may negatively impact our financial results.
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. Visitation to Las Vegas also declined following the mass shooting tragedy on October 1, 2017. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan, and/or Syria or other countries throughout the world, and governmental responses to those acts or hostilities, will directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt, were negatively affected from the uprising there in January 2011. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely affected.
In addition, natural and man-made disasters such as major fires, floods, severe snowstorms, hurricanes, earthquakes, and oil spills could also adversely impact our business and operating results. For example, Harrah’s Metropolis Hotel & Casino and Horseshoe Southern Indiana each closed in late February 2018 for an extended period of time due to flooding from the Ohio River. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, may be out of our control. In some cases, however, we may receive no proceeds from insurance.
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
We perform our annual goodwill impairment assessment as of October 1. We perform this assessment more frequently if impairment indicators exist. We performed our annual goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We perform our annual impairment assessment of other non-amortizing intangible assets as of October 1. We perform this assessment more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the “Relief from Royalty Method” and “Excess Earnings Method” under the income approach.
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. As necessary, we typically estimate the fair value of assets starting with a “Replacement Cost New” approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment, may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors.
Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business resulted in impairment charges during the year ended December 31, 2014. If one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.
Work stoppages and other labor problems could negatively impact our future profits.
Some of our employees are represented by labor unions and, accordingly, we are subject to the risk of work stoppages or other labor disruptions from time to time. Approximately half of our hourly Team members employed in the U.S. are covered by a collective bargaining agreement (“CBA”). Our CBAs are the product of good faith negotiations with the respective unions that represent employees in many of our facilities.
We currently have 32 CBAs covering various employees in Las Vegas expiring in 2018. Three unions represent the employees covered by 30 of those expiring agreements. Five agreements covering employees outside of Las Vegas will expire in 2018. All agreements are subject to automatic extension unless one party gives 60 days’ prior notice of intent to terminate. No such notice has been given. We intend to negotiate renewal agreements or agree to extensions for all CBAs expiring and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations.
From time to time, we have also experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our profits.
We may be subject to material environmental liability, including as a result of unknown environmental contamination.
Our business is subject to certain federal, state, and local environmental, health, and safety laws, regulations, and ordinances that govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers, and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, and that also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Oil Pollution Act of 1990. Our failure to comply with these laws, including any required permits or licenses, could result in substantial fines or possible revocation of our authority to conduct some of our operations. Certain of these laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred. Should unknown contamination be discovered on any of the properties, or should a release of hazardous substances occur on any of the properties, we could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury, or investigation and cleanup costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair our ability to use or develop the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect us even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business. New and more stringent environmental, health, and safety regulations and permit requirements or stricter interpretations of current laws or regulations, such as those related to climate change, could also impose substantial additional costs on our business.
Our insurance coverage may not be adequate to cover all possible losses we could suffer, and, in the future, our insurance costs may increase significantly, or we may be unable to obtain the same level of insurance coverage.
We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters, and acts of war or terrorism) that could severely disrupt our business or subject it to claims by third parties who are injured or harmed. Although we maintain insurance (including property, casualty, terrorism, and business interruption), it may be inadequate or unavailable to cover all of the risks to which our business and assets may be exposed. In several cases, we maintain extremely high deductibles or self-insure against specific losses. Should an uninsured loss (including a loss that is less than our deductible) or loss in excess of insured limits occur, it could have a significant adverse impact on our operations and revenues.
We generally renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events, or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect to not, or may be unable to, obtain any coverage for losses due to acts of terrorism.
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
We may require additional capital to support business growth, and this capital might not be available on acceptable terms or at all.
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, expand into new markets, improve our operating infrastructure, or acquire complementary businesses, personnel, and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Any debt financing we secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on favorable terms, if at all. There can be no assurances that we could pursue a future offering of securities at an appropriate price to raise the necessary financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on our respective business, financial condition, and operating results.

Our obligation to contribute to multi-employer pension plans, or discontinuance of such obligations, may have an adverse impact on us.
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under CBAs. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (“PPA”) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. Specifically, the HEREIU Intermediary Plan (a spin-off of the Pension Plan of the UNITE HERE National Retirement Fund, effective January 1, 2018) is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, due to the withdrawal of all its contributing employers (a mass withdrawal), or in the event of a withdrawal by us, which we consider from time to time, we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities, and that would have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.
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
As of March 1, 2018, there were 697 million shares of our common stock outstanding, all of which are the same class of voting common stock. All of the outstanding shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended (“Securities Act”), subject to volume limitations, applicable holding period requirements or other contractual restrictions.
In connection with the CAC Merger, the Plan, and CEOC’s emergence from bankruptcy, we issued a significant number of shares of our common stock and a significant amount of notes that are convertible into shares of our common stock. We may issue shares of common stock or other securities from time to time as consideration for future acquisitions and investments or for any other reason that our Board of Directors deems advisable. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of common stock or other securities in connection with any such acquisitions and investments.
We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future issuances and sales of our common stock or other securities will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares of common stock issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.
The price and trading volume of our common stock may fluctuate significantly.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent a holder of our common stock from being able to sell their shares. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team;

•	the expiration of contractual lockup agreements; and

•
changes in general market, economic, and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, and responses to such events.

In addition, the stock market experiences significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in the gaming, lodging, hospitality, and entertainment industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.
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
Our actual financial results after CEOC’s emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby.
In connection with the disclosure statement CEOC filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, CEOC prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and CEOC’s ability to continue operations upon its emergence from bankruptcy. In connection with the proxy statement/prospectus relating to the merger of CAC and CEC filed with the SEC, we also disclosed certain projections. These projections were prepared solely for the purpose for which they were filed and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. Although the financial projections disclosed in the disclosure statement filed with the Bankruptcy Court and the proxy statement/prospectus relating to the merger of CAC and CEC represented certain views based on then current known facts and assumptions about the future operations of CEOC and the Company, there is no guarantee that the financial projections will be realized. We may not be able to meet the projected financial results or achieve projected revenues and cash flows assumed in projecting future business prospects. To the extent we do not meet the projected financial results or achieve projected revenues and cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due or may not be able to meet our operational needs. Any one of these failures may preclude us from, among other things: (a) taking advantage of future opportunities; (b) growing our businesses; or (c) responding to future changes in the gaming industry. Further, our failure to meet the projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints, which constraints may require us to seek additional working capital. We may not be able to obtain such working capital, when it is required.

PRIVATE SECURITIES LITIGATION REFORM ACT
This Form 10-K contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	the impact of our new operating structure following CEOC’s emergence from bankruptcy;

•	the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the effect of reductions in consumer discretionary spending due to economic downturns or other factors and changes in consumer demands;

•
the ability to realize improvements in our business and results of operations through our property renovation investments, technology deployments, business process improvement initiatives, and other continuous improvement initiatives;

•	the ability to take advantage of opportunities to grow our revenue;

•	the ability to use NOLs to offset future taxable income as anticipated;

•	the ability to realize all of the anticipated benefits of current or potential future acquisitions;

•	the ability to effectively compete against our competitors;

•	the financial results of our consolidated businesses;

•
the impact of our substantial indebtedness, including its impact on our ability to raise additional capital in the future and react to changes in the economy, and lease obligations and the restrictions in our debt and lease agreements;

•
the ability to access available and reasonable financing or additional capital on a timely basis and on acceptable terms or at all, including our ability to refinance our indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

•
changes in the extensive governmental regulations to which we are subject and changes in laws, including increased tax rates, smoking bans, regulations, or accounting standards; third-party relations; and approvals, and decisions, disciplines and fines of courts, regulators, and governmental bodies;

•
compliance with the extensive laws and regulations to which we are subject, including applicable gaming laws, the Foreign Corrupt Practices Act and other anti-corruption laws, and the Bank Secrecy Act and other anti-money laundering laws;

•	our ability to recoup costs of capital investments through higher revenues;

•	growth in consumer demand for non-gaming offerings;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition;

•	our ability to protect our intellectual property rights and damages caused to our brands due to the unauthorized use of our brand names by third parties in ways outside of our control;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the potential difficulties in employee retention, recruitment, and motivation;

•	our ability to retain our performers or other entertainment offerings on acceptable terms or at all;

•	the risk of fraud, theft, and cheating;

•	seasonal fluctuations resulting in volatility and an adverse effect on our operating results;

•	any impairments to goodwill, indefinite-lived intangible assets, or long-lived assets that we may incur;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, and building permit issues;

•	the impact of adverse legal proceedings and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

•
acts of war or terrorist incidents (including the impact of the recent mass shooting in Las Vegas on tourism), severe weather conditions, uprisings, or natural disasters, including losses therefrom, losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of our facilities;

•	fluctuations in energy prices;

•	work stoppages and other labor problems;

•	our ability to collect on credit extended to our customers;

•	the effects of environmental and structural building conditions relating to our properties and our exposure to environmental liability, including as a result of unknown environmental contamination;

•	a disruption, failure, or breach of our network, information systems, or other technology, or those of our vendors, on which we are dependent;

•	risks and costs associated with protecting the integrity and security of internal, employee, and customer data;

•	access to insurance for our assets on reasonable terms;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under Item 1A, “Risk Factors.”
You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10‑K. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
As of December 31, 2017, the following are our casino properties. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Las Vegas Segment
Owned-Domestic
Bally’s Las Vegas	Las Vegas, NV	68,400	950	70	2,810
The Cromwell	Las Vegas, NV	40,000	340	50	190
Flamingo Las Vegas	Las Vegas, NV	72,300	1,100	110	3,460
The LINQ Hotel & Casino	Las Vegas, NV	32,900	790	70	2,250
Paris Las Vegas	Las Vegas, NV	95,300	960	100	2,920
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	1,020	100	2,500
Rio All-Suites Hotel & Casino	Las Vegas, NV	117,300	1,060	70	2,520
Leased from VICI Properties Inc.
Caesars Palace Las Vegas	Las Vegas, NV	124,200	1,300	160	3,970
Harrah’s Las Vegas	Las Vegas, NV	88,800	1,200	90	2,540

Other U.S. Segment
Owned-Domestic
Harrah’s Atlantic City	Atlantic City, NJ	156,300	2,140	170	2,590
Harrah’s Laughlin	Laughlin, NV	56,000	880	40	1,510
Harrah’s New Orleans	New Orleans, LA	125,100	1,580	150	450
Harrah’s Philadelphia	Chester, PA	112,600	2,450	110	—
Leased from VICI Properties Inc.
Bally’s Atlantic City	Atlantic City, NJ	122,800	1,770	160	1,250
Caesars Atlantic City	Atlantic City, NJ	115,200	1,850	130	1,140
Harrah’s Council Bluffs	Council Bluffs, IA	21,200	540	20	250
Harrah’s Gulf Coast	Biloxi, MS	31,400	770	30	500
Harrah’s Joliet	Joliet, IL	39,000	1,100	40	200
Harrah’s Lake Tahoe	Lake Tahoe, NV	45,100	800	70	510
Harrah’s Louisiana Downs	Bossier City, LA	12,000	830	—	—
Harrah’s Metropolis	Metropolis, IL	23,700	840	30	260
Harrah’s North Kansas City	N. Kansas City, MO	60,100	1,300	60	390
Harrah’s Reno	Reno, NV	40,200	640	30	930
Harveys Lake Tahoe	Lake Tahoe, NV	44,200	740	50	740
Horseshoe Bossier City	Bossier City, LA	28,100	1,170	70	600
Horseshoe Council Bluffs	Council Bluffs, IA	60,000	1,410	60	—
Horseshoe Hammond	Hammond, IN	121,500	2,370	150	—
Horseshoe Southern Indiana	Elizabeth, IN	86,600	1,590	100	500
Horseshoe Tunica	Tunica, MS	63,000	1,070	100	510
Tunica Roadhouse	Tunica, MS	33,000	690	20	140

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
All Other Segment
Owned-International
Alea Glasgow	United Kingdom	22,000	50	30	—
Alea Nottingham	United Kingdom	15,200	50	30	—
The Casino at the Empire	United Kingdom	20,400	130	50	—
Emerald Safari	South Africa	37,700	470	30	190
Manchester235	United Kingdom	17,600	50	40	—
Playboy Club London	United Kingdom	10,000	20	20	—
Rendezvous Brighton	United Kingdom	15,000	50	30	—
Rendezvous Southend-on-Sea	United Kingdom	10,300	40	20	—
The Sportsman	United Kingdom	5,800	40	20	—
Managed
Caesars Cairo	Egypt	5,500	30	20	—
Caesars Windsor	Ontario, Canada	100,000	2,260	90	760
Harrah’s Ak-Chin	Phoenix, AZ	38,800	1,090	10	300
Harrah’s Cherokee	Cherokee, NC	176,800	3,320	160	1,110
Harrah’s Cherokee Valley River	Murphy, NC	65,000	1,020	60	300
Harrah’s Resort Southern California	San Diego, CA	72,900	1,650	70	1,090
Horseshoe Baltimore (1)	Baltimore, MD	122,000	2,200	200	—
The London Clubs Cairo-Ramses	Egypt	2,700	50	20	—
___________________
(1) Horseshoe Baltimore is 41% owned, and was deconsolidated and held as an equity-method investment effective August 31, 2017.
The LINQ Promenade. We own The LINQ Promenade, which is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip between The LINQ Hotel & Casino and the Flamingo Las Vegas. It also features the High Roller, a 550-foot observation wheel.

ITEM 3.	Legal Proceedings
From time to time, we are a defendant in various lawsuits or other legal proceedings relating to matters incidental to our business. Some of these matters involve commercial or contractual disputes, intellectual property claims, legal compliance, personal injury claims, and employment claims. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations. See Note 11 for full details of the litigation matters.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ under the ticker symbol “CZR.” The following table sets forth the high and low sales prices for our common stock on the NASDAQ for each quarter during 2017 and 2016.

	2017		2016
	High	Low	High	Low
First Quarter	$10.50	$8.18	$9.64	$5.65
Second Quarter	13.05	9.20	8.86	6.24
Third Quarter	13.45	10.95	10.84	5.39
Fourth Quarter	13.60	11.60	8.50	6.70
As of March 1, 2018, there were 696,735,401 shares of common stock issued and outstanding that were held by approximately 1,030 stockholders of record.
To date, we have not paid a cash dividend. Certain of our borrowings have covenants and requirements restricting or limiting the ability of CEC and its subsidiaries to, among other things, pay dividends on or make distributions in respect of their capital stock or make other restricted payments. See Note 12 for additional information on our covenants and restrictions.
Except as described below, there have not been any sales by CEC of equity securities during the years ended December 31, 2017, 2016, or 2015, that have not been registered under the Securities Act. In addition, CEC did not repurchase shares of its common stock during the three months ended December 31, 2017.
Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on December 31, 2012 and ending on December 31, 2017. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on December 31, 2012, and that all dividends were reinvested. Stock price performance, presented for the period from December 31, 2012 to December 31, 2017, is not necessarily indicative of future results.

	As of December 31,
	2012	2013	2014	2015	2016	2017
CZR	$100.00	$311.27	$226.73	$114.02	$122.83	$182.80
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones U.S. Gambling	100.00	170.68	141.58	117.96	149.62	224.40
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information
We maintain a long-term incentive plan for management, other personnel, and key service providers. The plan allows for granting stock-based compensation awards, including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards. See Note 15 for a description of our stock-based compensation plan.

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options or vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2)
Stock options (1)	9,227,890	$10.36	12,851,385
Restricted stock units	17,274,659	N/A	N/A
____________________

(1)	The weighted average remaining contractual life for the options set forth in this row is 3.9 years.

(2)
Under the 2017 Incentive Plan, the type and form of awards that can be granted includes, but is not limited to, stock options, stock appreciation rights, restricted stock awards, and restricted stock units.

Merger with Caesars Acquisition Company
Upon consummation of the CAC Merger, each share of Class A common stock, par value $0.001 per share, of CAC (“CAC common stock”) issued and outstanding immediately prior to the effective time of the CAC Merger was converted into, and became exchangeable for, 1.625 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of CEC (“CEC common stock”), resulting in CEC issuing 226 million shares of CEC common stock to the holders of CAC common stock. This transaction was registered under the Securities Act. See Note 1 for additional information.
Issuance of CEC Common Stock to Certain Creditors of the Debtors
Consideration to support the reorganization of CEOC that was provided by CEC as of the Effective Date included 268 million shares of CEC common stock (valued at $12.80 per share), consideration provided by CEC to acquire OpCo on the Effective Date included 139 million shares of CEC common stock (valued at $12.80 per share), and CEC deposited approximately 9 million shares of CEC common stock (valued at $12.80 per share) into an escrow account in order to satisfy obligations related to unresolved claims that are subject to the bankruptcy claims reconciliation process to be distributed to unsecured claims (excluding debt claims) as they become allowed. These transactions were not registered under the Securities Act. See Note 1 for additional information.
Transactions Related to our CEC Convertible Notes
On the Effective Date, CEC issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 to the creditors of CEOC pursuant to the terms of the Plan. The CEC Convertible Notes were issued pursuant to the Indenture, dated as of October 6, 2017, between CEC and Delaware Trust Company, as trustee. As of December 31, 2017, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. See Note 1 for additional information.
Hamlet Holdings
The members of Hamlet Holdings LLC are comprised of affiliates of the Sponsors. Hamlet Holdings contributed to CEC the 88 million shares of CEC common stock it owned prior to the CAC Merger, which CEC immediately canceled and retired. Hamlet Holdings controlled CEC prior to the CAC Merger. Upon completion of the CAC Merger and CEOC’s emergence from bankruptcy, Hamlet Holdings beneficially owned approximately 20.8% of CEC common stock as a result of its former interest in CAC, and consequently, Hamlet Holdings no longer controls CEC.

ITEM 6.	Selected Financial Data
The following table includes OpCo’s (which immediately merged with and into CEOC LLC upon acquisition) results after the Effective Date and the consolidated results of CAC for all periods. See Note 2 for additional information.
The following selected financial data should be read in conjunction with the consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

(In millions, except per share data)	2017 (1)	2016	2015 (2)	2014	2013
OPERATING DATA
Net revenues	$4,852	$3,877	$3,929	$7,967	$7,917
Impairment of goodwill	—	—	—	695	104
Impairment of tangible and other intangible assets	—	—	—	299	2,727
Income/(loss) from operations	532	227	315	(580)	(2,047)
Interest expense	(774)	(599)	(683)	(2,669)	(2,252)
Gain on deconsolidation of subsidiaries	30	—	7,125	—	—
Restructuring and support expenses (3)	(2,028)	(5,729)	(1,017)	—	—
Loss on extinguishment of debt	(232)	—	—	(96)	(30)
Other income/(loss)	95	(29)	7	1	58
Income/(loss) from continuing operations, net of income taxes	(382)	(6,457)	5,853	(2,995)	(2,762)
Discontinued operations, net of income taxes (4)	—	3,380	155	(143)	(192)
Net income/(loss)	(382)	(3,077)	6,008	(3,138)	(2,954)
Net income/(loss) attributable to Caesars	(375)	(3,048)	6,009	(2,941)	(2,955)
COMMON STOCK DATA
Basic earnings/(loss) per share from:
Continuing operations	$(1.35)	$(43.96)	$40.42	$(19.64)	$(21.48)
Discontinued operations (4)	—	23.11	1.07	(1.00)	(1.50)
Net income/(loss)	$(1.35)	$(20.85)	$41.49	$(20.64)	$(22.98)
Diluted earnings/(loss) per share from:
Continuing operations	$(1.35)	$(43.96)	$39.81	$(19.64)	$(21.48)
Discontinued operations (4)	—	23.11	1.06	(1.00)	(1.50)
Net income/(loss)	$(1.35)	$(20.85)	$40.87	$(20.64)	$(22.98)

FINANCIAL POSITION DATA
Total assets	$25,512	$14,923	$12,246	$23,368	$24,500
Current portion of long-term debt (5)	64	89	187	15,779	197
Long-term debt (5)	8,849	6,749	6,777	7,230	20,715
Financing obligations (6)	9,429	—	—	—	—
Noncontrolling interests (7)	71	53	80	(809)	76
Stockholders’ equity/(deficit)	3,225	(1,662)	1,958	(4,140)	(1,983)
____________________

(1)	2017 reflects the consolidation of OpCo subsequent to the Effective Date (see Note 1).

(2)	2015 reflects the deconsolidation of CEOC (see Note 1).

(3)	See Note 1.

(4)	See Note 18.

(5)	See Note 12.

(6)	See Note 10.

(7)	The decrease in 2014 was primarily due to the sale and grant of CEOC shares in May 2014, which reduced CEC’s ownership to approximately 89%.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.
In this filing, except as the context otherwise requires, references to “VICI” or “PropCo” are references to VICI Properties Inc. and its subsidiaries, from which we lease a number of our properties.
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
Overview

CEC is primarily a holding company with no independent operations of its own. CEC operates its business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”).
We view each casino property as an operating segment and aggregate such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. We revised our reportable segments during the fourth quarter of 2017 in conjunction with the merger with Caesars Acquisition Company (“CAC”) and Caesars Entertainment Operating Company Inc.’s (“CEOC”) emergence from bankruptcy, both of which are described in more detail below. The way in which Caesars management assesses results and allocates resources is aligned with these segments.

Reportable Segments

Las Vegas	Other U.S.	All Other
Bally's Las Vegas	Bally's Atlantic City	Management Companies	Other
Caesars Palace Las Vegas	Caesars Atlantic City	Caesars Cairo	Caesars Interactive Entertainment
The Cromwell	Harrah's Atlantic City	Caesars Windsor
Flamingo Las Vegas	Harrah's Council Bluffs	Harrah's Ak-Chin
Harrah's Las Vegas	Harrah's Gulf Coast	Harrah's Cherokee
The LINQ Hotel & Casino	Harrah's Joliet	Harrah's Cherokee Valley River
Paris Las Vegas	Harrah's Lake Tahoe	Harrah's Resort Southern California
Planet Hollywood Resort & Casino	Harrah's Laughlin	Horseshoe Baltimore (1)
Rio All-Suites Hotel & Casino	Harrah's Louisiana Downs	The London Clubs Cairo-Ramses
LINQ Promenade/High Roller	Harrah's Metropolis
	Harrah's New Orleans	International
	Harrah's North Kansas City	Alea Glasgow
	Harrah's Philadelphia	Alea Nottingham
	Harrah's Reno	The Casino at the Empire
	Harveys Lake Tahoe	Emerald Safari
	Horseshoe Baltimore (until Q3) (1)	Manchester235
	Horseshoe Bossier City	Playboy Club London
	Horseshoe Council Bluffs	Rendezvous Brighton
	Horseshoe Hammond	Rendezvous Southend-on-Sea
	Horseshoe Southern Indiana	The Sportsman
Horseshoe Tunica
Tunica Roadhouse
___________________

(1)	Horseshoe Baltimore is 41% owned, and was deconsolidated and held as an equity-method investment effective August 31, 2017.
Summary of Significant Events

The following are the significant events and drivers of performance. Accordingly, the remainder of the discussion and analysis of results in this Item 7 should be read in conjunction with these explanations.
Year Ended December 31, 2017
Merger with CAC and CEOC’s Emergence from Bankruptcy
As described in Note 1, on October 6, 2017 (the “Effective Date”), CEC, CAC, and CEOC completed several transactions pursuant to the merger agreement between CEC and CAC and pursuant to CEOC’s third amended joint plan of reorganization (the “Plan”), including the following:

•
CAC merged with and into CEC, with CEC as the surviving company (the “CAC Merger”), and each share of CAC common stock issued and outstanding was exchanged for 1.625 shares of CEC common stock (see Note 4 for additional information);

•	Pursuant to the Plan, we settled all claims CEOC and certain of its United States subsidiaries (the “Debtors”) may have had against CEC and its affiliates;

•	Comprehensive releases for CEC and its affiliates and CAC and its affiliates;

•
The emergence from bankruptcy and reorganization of CEOC into an operating company (“OpCo”) and PropCo. PropCo holds certain real property assets formerly held by CEOC and leases those assets to OpCo. PropCo is a separate entity that is not consolidated by Caesars and, on the Effective Date, was sold to VICI Properties Inc., the real estate investment trust that was initially owned by certain former creditors of CEOC and is independent from CEC;

•
OpCo was acquired by CEC on the Effective Date for total consideration of $2.5 billion, which included a combination of cash and CEC common stock. OpCo operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI. Upon acquisition, OpCo was immediately merged with and into CEOC LLC, with CEOC LLC as the surviving entity (see Note 4 for additional information); and

•
OpCo established an escrow trust that will be used to fund the resolution of unsecured claims that were unresolved at the time of CEOC’s emergence from bankruptcy. The consideration that was deposited into the escrow trust totaled $234 million (see Note 11 for additional information).

As previously disclosed, we accrued certain obligations described in the Plan that were estimable in accrued restructuring and support expenses on the Balance Sheets. These obligations were settled for total consideration of $8.6 billion on the Effective Date with a combination of primarily cash, CEC common stock, and CEC convertible notes. The restructuring and support expenses exclude consideration related to the acquisition of OpCo and establishing the escrow trust. Restructuring and support expenses recorded in the Statements of Operations for the years ended December 31, 2017, 2016, and 2015 totaled $2.0 billion, $5.7 billion, and $1.0 billion, respectively. See Note 1 for additional information.
CAC’s primary asset was its membership interest in Caesars Growth Partners, LLC (“CGP”). As described in Note 4, the CAC Merger was accounted for as a reorganization among entities under common control; therefore, the financial information herein includes the financial results of CAC as if it were consolidated for all periods presented. In addition, as a result of the CAC Merger, CGP, which was consolidated by CEC as a variable interest entity (“VIE”) prior to the CAC Merger, is no longer a VIE and is now presented as a wholly owned subsidiary for all periods presented. CAC’s contractual claim on CGP’s financial results, which was reflected as noncontrolling interests in our Balance Sheets and Statements of Operations, has been eliminated upon consolidation of CAC.
CEOC was deconsolidated effective January 15, 2015 (the “Petition Date”), when the Debtors voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for Northern District of Illinois in Chicago (the “Bankruptcy Court”). As a result of CEC’s acquisition of OpCo and its subsequent merger with and into CEOC LLC, CEC’s consolidated financial results include the results of OpCo subsequent to the Effective Date.
Failed Sale-Leaseback Financing Obligation
As mentioned above and further described in Note 10, in conjunction with CEOC’s emergence from bankruptcy, OpCo entered into leases with VICI on the Effective Date related to certain real property assets formerly held by CEOC: (i) for Caesars Palace; (ii) for a portfolio of casino properties at various locations throughout the United States; and (iii) for Harrah’s Joliet Hotel & Casino (collectively, the “CEOC LLC Leases”). Subject to certain exceptions, the payment of all monetary obligations under the CEOC LLC Leases is guaranteed by CEC. The leases were evaluated as a sale-leaseback of real estate, and we determined that these transactions did not qualify for sale-leaseback accounting.
For the CEOC LLC Leases transaction, the real estate assets that were sold to VICI and leased back by OpCo were first adjusted to fair value upon CEOC’s emergence from bankruptcy and the failed sale-leaseback financing obligation was recognized at an amount equal to this fair value. The real estate assets continue to be depreciated over their remaining useful lives; however, as a result of the fair value adjustment, we are recognizing a higher amount of depreciation expense for these assets compared with what CEOC would have recognized prior to its emergence. The amount recognized for interest and depreciation expense substantially exceeds our periodic rental payments. During 2017, depreciation expense and interest expense related to these failed sale-leaseback transactions were $118 million and $185 million, respectively. Our rental payments during 2017 totaled $204 million.
Hamlet Holdings
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Global, LLC (“TPG”) (collectively, the “Sponsors”). Hamlet Holdings contributed to CEC the 88 million shares of CEC common stock it owned prior to the CAC Merger, which CEC immediately canceled and retired. Hamlet Holdings controlled CEC prior to the CAC Merger. Upon completion of the CAC Merger and CEOC’s emergence from bankruptcy, Hamlet Holdings beneficially owned approximately 20.8% of CEC common stock as a result of its former interest in CAC, and consequently, Hamlet Holdings no longer controls CEC.

Summary of CAC Merger and CEOC Emergence Transactions

(In millions)	CAC Merger	Restructuring Support Settlement	OpCo Acquisition	Total
Cash	$—	$2,787	$700	$3,487
CEC common stock (value)	2,894	3,435	1,774	8,103
CEC convertible notes (fair value)	—	2,172	—	2,172
Other consideration	—	177	—	177
Total consideration	$2,894	$8,571	$2,474	$13,939

CEC common stock (shares)	226	268	139	633
Other Events and Transactions
On November 16, 2017, CEC announced it entered into a definitive agreement to acquire Centaur Holdings, LLC (“Centaur”) for $1.7 billion, including $1.6 billion in cash at closing and $75 million in deferred consideration. Centaur operates Hoosier Park Racing & Casino in Anderson, Indiana, and Indiana Grand Racing & Casino in Shelbyville, Indiana. The transaction is subject to receipt of regulatory approvals and other customary closing conditions and is expected to close in the first half of 2018.
On December 22, 2017, we acquired approximately 18 acres of land adjacent to Harrah’s Las Vegas (the “Eastside Land”) for $74 million in cash. We intend to use the Eastside Land as part of a new convention center development featuring approximately 300,000 square feet of flexible meeting space. See Note 1 for additional information.
On December 22, 2017, we completed the sale to VICI of the real estate assets of Harrah’s Las Vegas for approximately $1.1 billion in cash proceeds. As part of the Harrah’s Las Vegas property sale and leaseback transaction, Harrah’s Las Vegas entered into a lease with VICI (the “HLV Lease”). The lease was evaluated as a sale-leaseback of real estate, and we determined that this transaction did not qualify for sale-leaseback accounting. The Harrah’s Las Vegas real estate assets remain on our consolidated balance sheet at their historical net book value and are depreciated over their remaining useful lives, while a failed sale-leaseback financing obligation is recognized for the proceeds received. Subsequent to December 22, 2017, depreciation expense and interest expense related to the Harrah’s Las Vegas failed sale-leaseback transaction was immaterial and $2 million, respectively. Our rental payments during 2017 totaled $10 million. See Note 10 for further details.
Debt Activity
During the year ended December 31, 2017, proceeds received from the issuance of new debt was $7.6 billion and cash paid to extinguish debt was $7.8 billion. In addition, as part of the acquisition of OpCo, we assumed $1.2 billion in debt that was issued in connection with CEOC’s emergence from bankruptcy. See Note 12 for additional information on our debt transactions.
Horseshoe Baltimore Deconsolidation
As of August 31, 2017, Horseshoe Baltimore was deconsolidated and is accounted for as an equity method investment subsequent to the deconsolidation. Upon deconsolidation, we derecognized total assets and liabilities of $350 million and $354 million, respectively, including long-term debt totaling $294 million. The equity method investment was recorded at its estimated fair value of $28 million, and we recognized a gain on deconsolidation of $30 million. See Note 2 for further details.
Horseshoe Baltimore Operating Results through August 31, 2017

(In millions)	2017	2016	2015
Casino revenues	$178	$309	$286
Food and beverage revenues	14	21	24
Other revenue	3	5	6
Less: casino promotional allowances	(7)	(8)	(9)
Net revenues	$188	$327	$307

Income from operations	$18	$36	$8
Net income/(loss) attributable to Caesars	(6)	3	(9)

Year Ended December 31, 2016
Sale of the SMG Business
On September 23, 2016, Caesars Interactive Entertainment (“CIE”) sold its social and mobile games business (the “SMG Business”) to Alpha Frontier Limited (“Alpha Frontier”) for cash consideration of $4.4 billion, pursuant to the Stock Purchase Agreement dated as of July 30, 2016 (the “Purchase Agreement”), which resulted in a pre-tax gain of approximately $4.2 billion. The SMG Business represented the majority of CIE’s operations and was classified as discontinued operations effective beginning in the third quarter of 2016. See “Discontinued Operations, net of Income Taxes” in the Discussion of Operating Results section below and Note 18 for further details.
Upon closing the sale of the SMG Business, all outstanding CIE stock-based compensation awards were deemed fully vested and subsequently canceled in return for the right to receive a cash payment. CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was $264 million and $29 million, respectively, during the years ended December 31, 2016 and 2015. This expense amount was reclassified to discontinued operations. Stock-based compensation expense not directly identifiable with employees of the SMG Business was $189 million and $31 million, respectively, during the years ended December 31, 2016 and 2015 and was included in property, general, administrative, and other in the Statements of Operations. In 2017, there were no amounts related to CIE’s stock-based compensation expense.
Approximately $259 million was held as of December 31, 2016, in an escrow account to fund potential indemnity claims of Alpha Frontier under the Purchase Agreement. In the third quarter of 2017, the escrow funds were released to CIE and $63 million was distributed to the minority investors and former holders of CIE equity awards.
Year Ended December 31, 2015
CEOC Chapter 11 Reorganization
On the Petition Date, the Debtors voluntarily filed for reorganization with the Bankruptcy Court. As a result, the results of CEOC and its subsidiaries were not consolidated with Caesars subsequent to the Petition Date, and we recognized a gain of $7.1 billion in 2015 related to deconsolidation.
Discussion of Operating Results

Segment results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented consistent with the way Caesars’ management assesses the Company’s results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions related to reportable segments within Caesars. We view each casino property as an operating segment and aggregate such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other. “All Other” includes managed, international and other properties as well as parent, consolidating, and other adjustments to reconcile to the consolidated Caesars results.

Analysis of Key Drivers of Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of performance.
Consolidated Operating Results

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	Fav/(Unfav)		Fav/(Unfav)
Casino revenues	$2,865	$2,177	$2,286	$688	31.6%	$(109)	(4.8)%
Net revenues	4,852	3,877	3,929	975	25.1%	(52)	(1.3)%
Income from operations	532	227	315	305	134.4%	(88)	(27.9)%
Gain on deconsolidation of subsidiaries	30	—	7,125	30	*	(7,125)	(100.0)%
Restructuring and support expenses	(2,028)	(5,729)	(1,017)	3,701	64.6%	(4,712)	*
Loss on extinguishment of debt	(232)	—	—	(232)	*	—	*
Other income/(loss)	95	(29)	7	124	*	(36)	*
Income/(loss) from continuing operations, net of income taxes	(382)	(6,457)	5,853	6,075	94.1%	(12,310)	*
Discontinued operations, net of income taxes	—	3,380	155	(3,380)	(100.0)%	3,225	*
Net income/(loss) attributable to Caesars	(375)	(3,048)	6,009	2,673	87.7%	(9,057)	*
Adjusted EBITDA (1)	1,357	1,070	1,016	287	26.8%	54	5.3%

Operating Margin (2)	11.0%	5.9%	8.0%	--	5.1 pts	--	(2.1) pts
CEOC LLC and CEOC Operating Results

	CEOC LLC	CEOC
(Dollars in millions)	October 6 - December 31, 2017	January 1 - January 15, 2015
Casino revenues	$776	$118
Food and beverage revenues	165	25
Rooms revenues	112	18
Other revenue	66	9
Reimbursed management costs	48	9
Less: casino promotional allowances	(132)	(21)
Net revenues	$1,035	$158

Income from operations	$51	$9
Interest expense	(208)	(87)
Restructuring and support expenses	(9)	—
Loss on extinguishment of debt	(1)	—
Other income	3	—
Loss from continuing operations, net of income taxes	(165)	(78)
Net loss attributable to Caesars	(166)	(85)

Operating Margin (2)	4.9%	5.7%
___________________

*	Not meaningful.

(1)
See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Adjusted EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues, rooms revenues, and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly affects our gaming volumes. Our food and beverage revenues are generated primarily from our buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service. Our other revenues are generated primarily from third-party real estate leasing arrangements at our casino properties, revenue from company-operated retail stores, revenue from parking and revenue from our entertainment venues and The High Roller observation wheel and, subsequent to the Effective Date, revenue earned from CEOC LLC’s casino management service fees charged to third parties.
Net Revenues - Consolidated

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	Fav/(Unfav)		Fav/(Unfav)
Casino	$2,865	$2,177	$2,286	$688	31.6%	$(109)	(4.8)%
Food and beverage	938	788	823	150	19.0%	(35)	(4.3)%
Rooms	1,054	923	878	131	14.2%	45	5.1%
Other	626	527	495	99	18.8%	32	6.5%
Reimbursed management costs	48	—	10	48	*	(10)	(100.0)%
Less: casino promotional allowances	(679)	(538)	(563)	(141)	(26.2)%	25	4.4%
Net revenues	$4,852	$3,877	$3,929	$975	25.1%	$(52)	(1.3)%
Net Revenues - Segment

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	Fav/(Unfav)		Fav/(Unfav)
Las Vegas	$2,897	$2,625	$2,543	$272	10.4%	$82	3.2%
Other U.S.	1,756	1,205	1,308	551	45.7%	(103)	(7.9)%
All Other	199	47	78	152	*	(31)	(39.7)%
Net revenues	$4,852	$3,877	$3,929	$975	25.1%	$(52)	(1.3)%
___________________

*	Not meaningful.
Cash ADR (1)
Years Ended December 31, 2015, 2016, and 2017

____________________

(1)	Average cash daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by room revenue and rooms occupied.
Year Ended December 31, 2017 versus 2016
Due to the acquisition of OpCo on the Effective Date, the results for the year ended December 31, 2017 are not comparable with the year ended December 31, 2016.

Net revenue increased $975 million, or 25.1%, in 2017 compared with 2016 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $1.0 billion to net revenues, partially offset by a decrease of $139 million in net revenue due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, net revenues increased by $79 million primarily due to:

•	$43 million increase in casino revenues during 2017 primarily resulting from increases in gaming volume and gross casino hold;

•
Increased rooms revenues of $19 million during 2017 resulting from an increase in resort fees and occupancy rates, as well as improved hotel yield. Room revenues also benefitted from completed room renovations at Planet Hollywood, Harrah’s Las Vegas, and Paris Las Vegas, which resulted an increase in cash ADR from $137 in 2016 to $141 in 2017; and

•
Revenue from valet and self-parking fees that were fully implemented in Las Vegas in April 2017, as well as amounts related to a sub-license agreement extending the right to use various brands of Caesars Entertainment in connection with social and mobile games to the buyer of the SMG Business contributed to an increase in other revenues of $35 million.

Year Ended December 31, 2016 versus 2015
Due to the deconsolidation of CEOC subsequent to the Petition Date, the results of operations for the year ended December 31, 2016 are not comparable with year ended December 31, 2015.
Net revenues decreased $52 million, or 1.3%, in 2016 compared with 2015. In 2015, we recognized $158 million of net revenues related to CEOC prior to the deconsolidation. Horseshoe Baltimore’s net revenues increased $20 million in 2016 compared with 2015. In addition to the impact of CEOC and Horseshoe Baltimore, net revenues increased $86 million, primarily due to:

•
$63 million in higher rooms revenues primarily due to (i) the expansion of resort fees to all properties during 2015; (ii) improved hotel yield as a result of newly renovated rooms becoming available during 2016 at Harrah’s Las Vegas and The LINQ Hotel & Casino; and (iii) the opening of the Harrah’s Atlantic City Waterfront Conference Center (the “Atlantic City Conference Center”) in the third quarter 2015, which drove an increase in cash ADR from $127 in 2015 to $137 in 2016. In addition, room nights available increased approximately 14% in 2016 compared with 2015 because room renovations at The LINQ Hotel & Casino were substantially completed and available to guests in early May 2015; and

•	$42 million increase in other revenue primarily due to new performers and additional scheduled performances by entertainers in Las Vegas.
Analysis of Key Drivers of Income from Operations Performance
Income from Operations by Category - Consolidated

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	Fav/(Unfav)		Fav/(Unfav)
Net revenues	$4,852	$3,877	$3,929	$975	25.1%	$(52)	(1.3)%
Operating expenses
Casino	1,521	1,128	1,194	(393)	(34.8)%	66	5.5%
Food and beverage	446	383	399	(63)	(16.4)%	16	4.0%
Rooms	276	249	227	(27)	(10.8)%	(22)	(9.7)%
Property, general, administrative, and other	1,133	1,166	1,053	33	2.8%	(113)	(10.7)%
Reimbursable management costs	48	—	10	(48)	*	10	100.0%
Depreciation and amortization	628	439	374	(189)	(43.1)%	(65)	(17.4)%
Corporate expense	204	194	196	(10)	(5.2)%	2	1.0%
Other operating costs	64	91	161	27	29.7%	70	43.5%
Total operating expenses	4,320	3,650	3,614	(670)	(18.4)%	(36)	(1.0)%
Income from operations	$532	$227	$315	$305	134.4%	$(88)	(27.9)%

Income from Operations - Segment

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	Fav/(Unfav)		Fav/(Unfav)
Las Vegas	$546	$526	$533	$20	3.8%	$(7)	(1.3)%
Other U.S.	198	163	191	35	21.5%	(28)	(14.7)%
All Other	(212)	(462)	(409)	250	54.1%	(53)	(13.0)%
Income from operations	$532	$227	$315	$305	134.4%	$(88)	(27.9)%
Year Ended December 31, 2017 versus 2016
Income from operations increased $305 million, or 134.4%, in 2017 compared with 2016 partially due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $51 million to income from operations, partially offset by an $18 million decrease in income from operations due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, income from operations increased $272 million primarily due to:

•
Property, general, administrative, and other expenses decreased as a result of CIE’s stock-based compensation expense recorded in the prior year of $189 million compared with no CIE stock-based compensation recognized in the current year.

•	Other operating costs decreased $24 million primarily due to:

◦
$36 million less in expenses incurred by CEC in 2017 compared with 2016 related to CEOC’s bankruptcy activity and other expenses related to ongoing litigation, $18 million of costs related to the sale of the SMG Business that were incurred during 2016, and CEC was reimbursed $19 million in 2017 for amounts related to a joint venture development in Korea that were previously deemed uncollectible and written off in 2015;

◦	partially offset by accrued exit fees of $26 million for amounts payable to NV Energy (see Note 11) and a $19 million increase in demolition costs for ongoing renovations.

•
These decreases were partially offset by a $25 million increase in depreciation expense that was accelerated in 2017 compared with 2016 due to the removal and replacement of certain assets in connection with ongoing property renovation projects primarily at Flamingo Las Vegas, Bally’s Las Vegas, and Harrah’s Las Vegas.

Year Ended December 31, 2016 versus 2015
Income from operations decreased $88 million, or 27.9%, in 2016 compared with 2015. In addition to the effect of the $9 million generated by CEOC in 2015 and the $28 million increase in income from operations attributable to Horseshoe Baltimore in 2016 compared with 2015, income from operations decreased $107 million, primarily due to:

•
The accelerated vesting of CIE equity awards resulting in stock-based compensation expense of $189 million in 2016 compared with $31 million in 2015. In addition, CIE incurred $18 million in costs during 2016 related to the sale of the SMG Business; and

•
Depreciation and amortization expense in 2016 included an increase of $49 million of depreciation that was accelerated due to the removal and replacement of certain assets in connection with ongoing property renovation projects primarily in Las Vegas, as well as depreciation expense related to the Atlantic City Conference Center, which opened during 2015.

Other Factors that Affect Net Income/(Loss)
Other Factors Affecting Net Income/(Loss) - Consolidated

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	Fav/(Unfav)		Fav/(Unfav)
Interest expense	$(774)	$(599)	$(683)	$(175)	(29.2)%	$84	12.3%
Gain on deconsolidation of subsidiaries	30	—	7,125	30	*	(7,125)	(100.0)%
Restructuring and support expenses	(2,028)	(5,729)	(1,017)	3,701	64.6%	(4,712)	*
Loss on extinguishment of debt	(232)	—	—	(232)	*	—	*
Other income/(loss)	95	(29)	7	124	*	(36)	*
Income tax benefit/(provision)	1,995	(327)	106	2,322	*	(433)	*
Discontinued operations, net of income taxes	—	3,380	155	(3,380)	(100.0)%	3,225	*
____________________
*    Not meaningful.
Interest Expense
Interest expense increased $175 million in 2017 compared with 2016 primarily due to $187 million recognized as interest expense related to our lease agreements with VICI that are accounted for as failed sale-leaseback financing obligations in 2017 (see Note 10) and $3 million recognized as interest expense related to the Golf Course Use Agreements (as defined and further described in Note 11). In addition to interest expense related to the failed sale-leaseback financing obligation and Golf Course Use Agreements, interest expense is primarily attributable to debt described in Note 12. Excluding the impact of interest expense related to the failed sale-leaseback financing obligation and Golf Course Use Agreements, interest expense decreased in 2017 compared with 2016 primarily due to the following:

•
A $64 million decrease at CRC primarily due to the refinancing of the previously outstanding CGPH and CERP debt which reduced the interest rate margins in the second quarter of 2017 as well as repayment of the CERP, CGPH and Cromwell loans during the year; and

•	An $11 million decrease in interest expense related to the Horseshoe Baltimore debt resulting from the deconsolidation of Horseshoe Baltimore in August 2017.

•
These decreases were mostly offset by $24 million in interest expense recognized related to the CRC Term Loan Facility and CRC Notes, $13 million in interest expense recognized for the CEC Convertible Notes, $12 million in interest expense recognized for the CEOC LLC Term Loan and $6 million in interest expense recognized for the Chester Downs Senior Secured Notes.

Interest expense decreased $84 million in 2016 compared with 2015 primarily due to the deconsolidation of CEOC. Excluding the effect of the CEOC deconsolidation, interest expense increased $3 million in 2016.
Gain on Deconsolidation of Subsidiaries
As described in Note 2, we deconsolidated Horseshoe Baltimore in 2017 and recognized a gain of $30 million, and we deconsolidated CEOC in 2015 and recognized a gain of $7.1 billion.
Restructuring and Support Expenses
As described in Note 1, we recognized certain obligations that were ultimately settled upon CEOC’s emergence from bankruptcy on the Effective Date. As a result, during the years ended December 31, 2017, 2016, and 2015, we incurred expenses associated with the CEOC restructuring. A portion of the obligations we recognized reflected our estimates of the fair value of the consideration CEC agreed to provide in exchange for the resolution of litigation claims and potential claims against CEC and its affiliates.
Loss on Extinguishment of Debt
We recognized losses on extinguishment of debt totaling $232 million in 2017 relating to early debt redemption charges as well as the write-off of debt discounts and deferred financing costs associated with the extinguishment of the outstanding debt of CGPH and CERP in conjunction with the refinancing during the year. See the Liquidity and Capital Resources section below and the Debt Repayments and Refinancing in 2017 section in Note 12 for further details.

Other Income/(Loss)
Other income in 2017 primarily relates to a benefit of $64 million due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes (see Note 8 for further details), a $17 million gain for an interest swap payment CEC made on behalf of CEOC that was recovered with interest, and $14 million for interest income earned on the proceeds from the sale of the SMG Business described above (see Note 18). Other loss in 2016 relates primarily to a $30 million accrual pursuant to the NRF Settlement Agreement for the litigation settlement, the legal fee reimbursement, and the withdrawal liability (see Note 11 for additional information). Other income in 2015 primarily relates to a $5 million gain recorded by CIE for a Wynn license application withdrawal.
Income Tax Benefit/(Provision)
The effective tax rate was 83.9% for 2017, negative 5.3% for 2016, and negative 1.8% for 2015. The effective tax rate in 2017 differed from the statutory rate of 35% primarily due to nondeductible restructuring expenses, the acquisition of OpCo and the tax reform bill passed in 2017. The effective tax rate in 2016 differed from the statutory rate of 35% primarily due to nondeductible restructuring expenses and other pre-tax losses for which the Company could not recognize a tax benefit. The effective tax rate in 2015 differed from the statutory rate of 35% primarily due to the deconsolidation of CEOC. See Note 17 for a detailed discussion of income taxes and the effective tax rate.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our year ended December 31, 2017, including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (3) bonus depreciation that will allow for full expensing of qualified property, (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (5) a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings accumulated post 1986 through 2017 that were previously deferred from U.S. income taxes, and (6) a tax on Global Intangible Low-Taxed Income (“GILTI”) which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations.
As of December 31, 2017, the Company had not completed the accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and accrued a provisional income tax benefit of approximately $1.2 billion in the period ended December 31, 2017. The amount of the estimated income tax benefit is (i) $797 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $442 million related to the net deferred tax benefit of deferred tax assets which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. There is no tax expense related to the one-time transitional tax as the Company does not have a net positive accumulated earnings and profits in its foreign subsidiaries post 1986. The Company does not expect the impact of GILTI to be material to the Company’s tax rate in future periods.
Discontinued Operations, net of Income Taxes
Discontinued operations primarily represent CIE’s SMG Business, which was sold in September 2016, as well as activity for certain properties owned by CEOC that occurred prior to its deconsolidation in January 2015. See Note 18 for additional information.
Reconciliation of Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of its ongoing operating performance at an operating property level.
In evaluating Adjusted EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with generally accepted accounting principles, “GAAP”). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Adjusted EBITDA is included because management uses Adjusted EBITDA to measure performance and allocate resources, and believes that Adjusted EBITDA provides investors with additional information consistent with that used by management.

Reconciliation of Adjusted EBITDA

	Years Ended December 31,
(In millions)	2017	2016	2015
Net income/(loss) attributable to Caesars	$(375)	$(3,048)	$6,009
Net loss attributable to noncontrolling interests	(7)	(29)	(1)
Discontinued operations, net of income taxes	—	(3,380)	(155)
Income tax (benefit)/provision	(1,995)	327	(106)
Gain on deconsolidation of subsidiaries	(30)	—	(7,125)
Restructuring and support expenses	2,028	5,729	1,017
Loss on extinguishment of debt	232	—	—
Other (income)/loss	(95)	29	(7)
Interest expense	774	599	683
Depreciation and amortization	628	439	374
Other operating costs (1)	64	91	161
CIE stock-based compensation	—	189	31
Stock-based compensation expense	43	43	71
Other items (2)	90	81	64
Adjusted EBITDA	$1,357	$1,070	$1,016
____________________

(1)
Amounts primarily represent costs incurred in connection with property openings and expansion projects at existing properties, costs associated with the development activities and reorganization activities, and/or recoveries associated with such items.

(2)
Other items includes other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as litigation awards and settlements, costs associated with CEOC’s restructuring and related litigation, severance and relocation costs, sign-on and retention bonuses, permit remediation costs, and business optimization expenses.

Segment Adjusted EBITDA (1)

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	Fav/(Unfav)		Fav/(Unfav)
Las Vegas	$1,000	$881	$827	$119	13.5%	$54	6.5%
Other U.S.	394	259	280	135	52.1%	(21)	(7.5)%
All Other	(37)	(70)	(91)	33	47.1%	21	23.1%
Adjusted EBITDA	$1,357	$1,070	$1,016	$287	26.8%	$54	5.3%
___________________

(1)	See reconciliation of Net income/(loss) to Adjusted EBITDA by segment in Note 20.

Liquidity and Capital Resources

Liquidity Discussion and Analysis
As described above, on the Effective Date, pursuant to the merger agreement between CEC and CAC, CAC merged with and into CEC, with CEC as the surviving company, and each share of CAC common stock issued and outstanding immediately prior to the Effective Date was converted into, and was exchanged for, 1.625 shares of CEC common stock on the Effective Date. In addition, the Debtors voluntarily filed for reorganization in January 2015 under Chapter 11 of the Bankruptcy Code. The Debtors consummated their reorganization pursuant to the Plan and emerged from bankruptcy on the Effective Date. See Note 1 for additional information.
CEC has no requirement to fund the operations of CRC, CEOC LLC, or their subsidiaries; however, the payment of all monetary obligations under the CEOC LLC Leases is guaranteed by CEC. See Lease-Related Obligations below for further information. CEC cash outflows are primarily used for corporate development opportunities, other corporate-level activity, litigation, and restructuring expenses associated with CEOC’s bankruptcy including residual claims upon emergence. In addition, because CEC has no operations of its own and due to the restrictions under its subsidiaries’ lending arrangements, CEC has limited ability to raise additional capital.

Cash and cash equivalents as of December 31, 2017, as shown in the table below includes amounts held by CRC and CEOC LLC, which are not readily available to CEC and includes $96 million related to its insurance captives.
Summary of Cash and Revolver Capacity

	December 31, 2017
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$1,038	$405	$1,115	$2,558
Revolver capacity	1,000	200	—	1,200
Revolver capacity drawn or committed to letters of credit	—	(50)	—	(50)
Total	$2,038	$555	$1,115	$3,708
CRC and CEOC LLC’s sources of liquidity are independent of one another and primarily include currently available cash and cash equivalents, cash flows generated from their operations, and borrowings under their separate revolving credit facilities (see Note 12). Operating cash inflows are typically used for operating expenses, debt service costs, lease payments and working capital needs. Additionally, we expect CRC to use a substantial amount of cash for the Centaur acquisition. CRC and CEOC LLC are highly leveraged, and a significant portion of their liquidity needs are for debt service and financing obligations, as summarized below.
During the year ended December 31, 2017, we generated a net loss of $382 million and our operating activities yielded consolidated operating cash outflows of $2.3 billion, which is primarily a result of $2.8 billion in cash paid on the Effective Date to support the reorganization of CEOC as described in the Plan (see Note 1) using proceeds from the sale of CIE’s SMG Business in the third quarter of 2016 (see Note 18). Excluding the impact of the cash outflows in support of the reorganization, we generated consolidated operating cash inflows of $464 million for the year ended December 31, 2017, which is an increase of $422 million from the year ended December 31, 2016.
We believe that our cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations and our total estimated financing activities of $1.2 billion during 2018. However, if needed, our existing cash and cash equivalents and availability under our revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments.
In 2017, we paid $749 million in interest and refinanced all of our existing debt (see below). Interest paid includes $586 million of interest associated with our debt and $163 million of interest related to our financing obligations and Golf Course Use Agreements. Our capital expenditures were $598 million during 2017 in support of our ongoing property renovations.
As discussed above, on November 16, 2017, CEC announced it had entered into a definitive agreement to acquire Centaur for $1.7 billion, including $1.6 billion in cash at closing and $75 million in deferred consideration. The transaction is subject to receipt of regulatory approvals and other customary closing conditions and is expected to close in the first half of 2018. The funding for this acquisition will be primarily from the $1.1 billion in cash proceeds received from the sale of the real estate assets of Harrah’s Las Vegas to VICI in December 2017.
Our ability to fund operations, pay debt and financing obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to fund liquidity needs, pay indebtedness and financing obligations, and secure additional funds through financing activities.
The foregoing liquidity discussions are forward-looking statements based on assumptions as of the date of this filing that may or may not prove to be correct. Actual results may differ materially from our present expectations. Factors that may cause actual results to differ materially from present expectations include, without limitation, the positive or negative changes in the operational and other matters assumed in preparing our forecasts.
Debt Activity and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $9.0 billion in face value of debt outstanding as of December 31, 2017. Additionally, as a result of the reorganization pursuant to the Plan, VICI owns certain real property assets and related fixtures and leases those assets back to us. We account for our leases with VICI as failed sale-leaseback financing obligations. As of December 31, 2017, our financing obligations were $9.4 billion. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments, and these financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $504 million for 2018 and $11.8 billion thereafter to maturity and our estimated financing obligations of $666 million for 2018 and $39.3 billion thereafter to maturity.
Financing Activities

	Years Ended December 31,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Annual maturities of long-term debt	$64	$64	$64	$64	$64	$8,714	$9,034
Estimated interest payments	440	450	460	450	450	980	3,230
Total debt service payments (1)	504	514	524	514	514	9,694	12,264
Financing obligations - principal	9	11	13	15	17	7,766	7,831
Financing obligations - interest	657	719	721	724	728	28,564	32,113
Total financing obligation payments(2)	666	730	734	739	745	36,330	39,944
Total financing activities	$1,170	$1,244	$1,258	$1,253	$1,259	$46,024	$52,208
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking London Interbank Offered Rate (“LIBOR”) curve. Actual payments may differ from these estimates.

(2)
Financing obligation principal and interest payments are estimated amounts based on the future minimum lease payments and certain estimates based on contingent rental payments (as described below under Lease-Related Obligations). Actual payments may differ from the estimates.

Debt Activity
During the year ended December 31, 2017, proceeds received from the issuance of new debt was $7.6 billion and cash paid to extinguish debt was $7.8 billion. In addition, as part of the acquisition of OpCo, we assumed $1.2 billion in debt that was issued in connection with CEOC’s emergence from bankruptcy. See Note 12 for additional information relating to these transactions as well as a table presenting details on our individual borrowings outstanding, interest rates and restrictive covenants related to certain of our borrowings as of December 31, 2017 and 2016. See Note 8 for details regarding our use of interest rate swap derivatives to manage the mix of our debt between fixed and variable rate instruments. As a result of these amendments to our existing debt agreements and excluding interest recognized for Horseshoe Baltimore, we expect to reduce our annual interest obligations by approximately $280 million going forward when compared to the interest rates prior to repricing and refinancing.

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities

	Years Ended December 31,
	2017		2016
(In millions)	Proceeds	Repayments	Proceeds	Repayments
CRC Revolving Credit Facility	$300	$(300)	$—	$—
CRC Term Loan	4,700	—	—	—
CEOC LLC Term Loan (1)	265	—	—	—
CRC Notes	1,700	—	—	—
CERP Revolving Credit Facility (2)	—	(40)	105	(145)
CERP Senior Secured Loan (2)	59	(2,484)	—	(25)
CERP First Lien Notes (2)	—	(1,000)	—	—
CERP Second Lien Notes (2)	—	(1,150)	—	—
CGPH Term Loan (2)	226	(1,372)	—	(12)
CGPH Notes (2)	—	(675)	—	—
CGPH Revolving Credit Facility (2)	—	—	15	(60)
Cromwell Credit Facility (2)	—	(171)	—	(3)
Horseshoe Baltimore Credit & FF&E Facilities (3)	300	(320)	—	(8)
Chester Downs Senior Secured Notes (2)	—	(330)	—	—
Other debt activity	—	(2)	—	(10)
Capital lease payments	—	(2)	—	(5)
Total	$7,550	$(7,846)	$120	$(268)
____________________

(1)
This amount does not include the debt assumed as part of the OpCo acquisition. As part of the acquisition of OpCo, we assumed $1.2 billion in debt that was issued in connection with CEOC’s emergence from bankruptcy. See Note 12.

(2)	All outstanding amounts were fully repaid during 2017.

(3)
The Horseshoe Baltimore Credit & FF&E Facilities were refinanced in July 2017. We deconsolidated Horseshoe Baltimore effective August 31, 2017 and derecognized the long-term debt outstanding under the Horseshoe Baltimore Credit Facility and the Horseshoe Baltimore FF&E Facility. See Note 2.

Lease-Related Obligations
As described above and in Note 1, in conjunction with CEOC’s emergence from bankruptcy, CEOC LLC entered into leases with VICI on the Effective Date related to certain real property assets formerly held by CEOC: (i) for Caesars Palace, (ii) for a portfolio of casino properties at various locations throughout the United States, and (iii) for the Harrah’s Joliet Hotel & Casino. Additionally, on December 22, 2017, Harrah’s Las Vegas sold certain real estate assets to VICI and simultaneously entered into a lease agreement with VICI. Each lease agreement provides for fixed rent (subject to escalation) during an initial term, then rent consisting of both base rent and variable percentage rent elements, and has a 15-year initial term and four five-year renewal options. We assume the renewal is probable and include renewal commitments in the estimated financing obligations in the table above.
In addition, the future lease payment amounts included in the table above represent the contractual lease payments adjusted for estimated escalations, as determined by the underlying lease agreements. The estimates are based on the terms and conditions known at the inception of the leases. However, a portion of the actual payments will be determined in the period in which they are due, and therefore, actual lease payments may differ from our estimates.
CEC determined that these transactions do not qualify for sale-leaseback accounting based on the terms of the lease agreements; therefore, the Company will be accounting for these transactions as a financing. We do not recognize rent expense related to the leases, but we have recorded a liability for the financing obligations and the majority of the periodic lease payments are recognized as interest expense. In the initial periods, cash payments are less than the interest expense recognized in the Statements of Operations, which causes the related sale-leaseback liability to increase during the beginning of the lease term. Subject to certain exceptions, the payment of all monetary obligations under the CEOC LLC Leases is guaranteed by CEC and the payment of all monetary obligations under the HLV Lease is guaranteed by CRC. See Note 10 for further details around the financing obligations.
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
Summary of Consolidated Capital Expenditures

	Years Ended December 31,			Increase/(Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Development	$1	$3	$96	$(2)	$(93)
Renovation/refurbishment	538	189	207	349	(18)
Other	59	28	38	31	(10)
Total capital expenditures	$598	$220	$341	$378	$(121)

Included in capital expenditures:
Capitalized payroll costs	$4	$5	$5
Capitalized interest	6	2	12
During the year ended December 31, 2017, capital expenditures were primarily related to hotel renovation projects at Caesars Palace, Bally’s Las Vegas, Planet Hollywood, Flamingo Las Vegas and Harrah’s Las Vegas. During the year ended December 31, 2016, capital expenditures were primarily related to hotel renovation projects at Harrah’s Las Vegas, Paris Las Vegas and Planet Hollywood. During the year ended December 31, 2015, capital expenditures were primarily related to The LINQ Hotel & Casino renovation and the Atlantic City Conference Center, which was still under construction in the first quarter of 2015.
Our projected capital expenditures for 2018 range from $675 million to $850 million. We expect to fund these capital expenditures from cash flows generated by our operating activities. Our projected capital expenditures for 2018 include estimates for:

•	Hotel remodeling projects at Bally’s Las Vegas, Flamingo Las Vegas, Harrah’s Atlantic City, and Horseshoe South Indiana;

•	Development of the Eastside Convention Center;

•	Integration and maintenance costs associated with the expected Centaur acquisition post-closing; and

•	Information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
Under the CEOC LLC Leases, we are required to spend $100 million in capital expenditures annually and $495 million for every three-year period. Under the HLV Lease, we are required to spend $171 million in capital expenditures for the period from January 1, 2017 through December 31, 2021, and thereafter, spend an amount equal to at least 1% of Harrah’s Las Vegas net revenue for the prior lease year.
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
There are various risks and uncertainties and the expected capital expenditures set forth above may change for various reasons, including our financial performance and market conditions.
Related Party Transactions
For a description of the nature and extent of related party transactions, see Note 19.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality. When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate under specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairments, the fair value of derivative instruments, self-insurance reserves, the purchase price allocations made in connection with our acquisitions/mergers, the calculation of our income tax liabilities, and the determination of whether to consolidate a variable interest entity require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.
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
Long-Lived Assets
We have significant capital invested in our long-lived assets, and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, planned construction and renovation projects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. See Note 6 for additional information.
Goodwill and Other Non-Amortizing Intangible Assets
The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future revenues and EBITDA, valuation multiples, and discount rates to determine their estimated fair value. Our future revenues and EBITDA assumptions are determined based upon actual results giving effect to expected changes in operating results in future years. Our valuation multiples and discount rates are based upon market participant assumptions using a defined gaming peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we could recognize impairments, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis, and for our Las Vegas properties, which comprise a significant portion of our remaining goodwill balance.
As of December 31, 2017, we had approximately $3.8 billion in goodwill and $1.3 billion of other non-amortizing intangible assets. Resulting from the acquisition of OpCo discussed in Note 1 and Note 4, we added approximately $2.2 billion of goodwill and $1.1 billion of other non-amortizing intangible assets during the fourth quarter of 2017. As of December 31, 2017, all reporting units with goodwill and/or other non-amortizing intangible assets have estimated fair values that exceed their carrying values. See Note 7 for additional information.
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2017, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $10 million.
Markers acquired as part of the acquisition of OpCo were accounted for at fair value on the Effective Date, with no acquired reserve, and will be accreted to interest income up to their expected realizable value over the life of their expected collectability. The acquired markers are subject to adjustment if the actual cash collection differs from the expected collectibility.

Self-Insurance Accruals
We are self-insured for workers’ compensation and other risk products through our captive insurance subsidiaries. Our insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. We also utilize consultants to assist in the determination of certain estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions.
Fair Value Measurements
The CEC Convertible Notes contain derivative features that require bifurcation. We estimate the fair value of the CEC Convertible Notes using a binomial lattice valuation model that incorporates the value of both the straight debt and conversion features of the notes. The valuation model incorporates assumptions regarding the incremental cost of borrowing for CEC, the value of CEC’s equity into which these notes could convert, the expected volatility of such equity, and the risk-free rate. The fair value of the CEC Convertible Notes derivative liability is subject to interest rate and market price risk due to the conversion features of the notes and other factors. Generally, as the fair value of fixed interest rate debt increases (due to a decrease in interest rates) the derivative liability decreases and as the fair value of fixed interest rate debt decreases (due to an increase in interest rates) the derivative liability increases. The fair value of the CEC Convertible Notes derivative liability may also increase as the market price of our stock rises or due to increased volatility in our stock price, and decrease as the market price of our stock falls or due to decreased volatility in our stock price.
We use interest rate swaps, which are derivative instruments classified as hedging transactions, to limit our exposure to interest rate risk. Derivative instruments are recognized in the financial statements at fair value. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. The fair values of our derivative instruments are adjusted for the credit rating of the counterparty, if the derivative is an asset, or adjusted for the credit rating of the Company, if the derivative is a liability.
See Note 8 for more details regarding fair value measurements and Item 7A for quantitative and qualitative disclosures about market risk.
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
Contractual Obligations and Commitments
The table below summarizes Caesars Entertainment’s contractual obligations and other commitments through their respective maturity or ending dates as of December 31, 2017.

	Payments due by Period (1)
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt, face value	$9,034	$64	$128	$128	$8,714
Estimated interest payments (2)	3,230	440	910	900	980
Financing obligations - principal	7,831	9	24	32	7,766
Financing obligations - interest	32,113	657	1,440	1,452	28,564
Golf course use obligations	668	14	29	29	596
Operating lease obligations	1,296	67	109	102	1,018
Purchase order obligations	831	531	247	44	9
Construction commitments	62	62	—	—	—
Community reinvestment	42	6	12	12	12
Entertainment obligations (3)	6	5	1	—	—
Other contractual obligations (4)	111	24	27	21	39
Total contractual obligations (5)	$55,224	$1,879	$2,927	$2,720	$47,698
____________________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits for which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(2)
Estimated interest for variable-rate debt included in this table is based on the 1-month LIBOR curve available as of December 31, 2017. Estimated interest includes the estimated impact of our interest rate swap agreements.

(3)
Entertainment obligations represent obligations to pay performers that have contracts for future performances. This amount does not include estimated obligations for future performances where payment is only guaranteed when the performances occur and/or is based on factors contingent upon the profitability of the performances.

(4)	Primarily includes licensing, management and other fees.

(5)
Contractual obligations do not include amounts that we have not yet incurred under the CEOC LLC Leases, for which we are required to spend $100 million in capital expenditures annually and $495 million for every three-year period and under the HLV Lease, for which we are required to spend $171 million in capital expenditures for the period from January 1, 2017 through December 31, 2021, and thereafter, spend an amount equal to at least 1% of the net revenue for the prior lease year.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. As of December 31, 2017, the face value of long-term debt was $9.0 billion, including $6.2 billion of variable rate obligations.
We have entered into four interest rate swap agreements to fix the interest rate on $1.0 billion of variable rate debt, one that is effective on December 31, 2018, and three that are effective on January 1, 2019, at which time $5.2 billion of debt will remain subject to variable interest rates for the term of the agreement. See Note 8 for additional information. The difference to be paid or received under the terms of the interest rate swap agreements will be accrued as interest rates change and recognized as an adjustment to interest expense for the related debt beginning on December 31, 2018. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
We do not purchase or hold any derivative financial instruments for trading purposes.
The table below provides information as of December 31, 2017, about our financial instruments that are sensitive to changes in interest rates, including the cash flows associated with amortization, the notional amounts of interest rate derivative instruments, and related weighted average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreements and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2017.

	Expected Maturity Date
(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2	$2	$2	$2	$2	$2,824	$2,834	$2,867
Average interest rate	5.4%	5.4%	5.5%	5.5%	5.4%	5.6%	5.5%
Variable rate	$62	$62	$62	$62	$62	$5,890	$6,200	$6,233
Average interest rate	4.6%	4.9%	5.0%	4.9%	4.9%	5.1%	4.9%
Interest Rate Derivatives
Interest rate swaps
Variable to fixed	$—	$—	$500	$250	$250	$—	$1,000	$—
Average pay rate	2.3%	2.2%	2.2%	2.2%	2.3%	—%	2.2%
Average receive rate	2.0%	2.1%	2.2%	2.2%	2.3%	—%	2.2%
As of December 31, 2017, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $7.4 billion. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes. Assuming a constant outstanding balance for our variable rate long-term debt, a hypothetical 1% increase in interest rates would increase interest expense approximately $62 million while a hypothetical 1% decrease in interest rates would decrease interest expense approximately $62 million.
The fair value of the CEC Convertible Notes is subject to interest rate and market price risk due to the conversion features of the notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the notes may also increase as the market price of our stock rises or due to increased volatility in our stock price, and decrease as the market price of our stock falls or due to decreased volatility in our stock price. Interest rate and market value changes affect the fair value of the notes, and may affect the prices at which we would be able to repurchase such notes were we to do so.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Caesars Entertainment Corporation:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of a Matter
As discussed in Note 1 to the financial statements, the Caesars Acquisition Company (“CAC”) merged with and into the Company, with the Company as the surviving company on October 6, 2017. The merger transaction was accounted for as a transaction among entities under common control, which resulted in CAC being consolidated into the Company at book value as an equity transaction for all periods presented.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 7, 2018
We have served as the Company’s auditor since 2002.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions, except par value)	2017	2016
Assets
Current assets
Cash and cash equivalents ($58 and $107 attributable to our VIEs)	$2,558	$1,540
Restricted cash	116	3,113
Receivables, net ($0 and $3 attributable to our VIEs)	496	160
Due from affiliates, net ($0 and $62 attributable to our VIEs)	11	64
Prepayments and other current assets ($2 and $34 attributable to our VIEs)	239	120
Inventories	39	20
Total current assets	3,459	5,017
Property and equipment, net ($57 and $55 attributable to our VIEs)	16,228	7,446
Goodwill	3,815	1,608
Intangible assets other than goodwill	1,609	433
Restricted cash	35	5
Deferred income taxes	2	—
Deferred charges and other assets ($0 and $2 attributable to our VIEs)	364	414
Total assets	$25,512	$14,923

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable ($3 and $100 attributable to our VIEs)	$318	$215
Due to affiliates, net	—	66
Accrued expenses and other current liabilities ($0 and $91 attributable to our VIEs)	1,459	693
Accrued restructuring and support expenses	—	6,601
Interest payable	38	67
Current portion of financing obligations	9	—
Current portion of long-term debt	64	89
Total current liabilities	1,888	7,731
Financing obligations	9,429	—
Long-term debt	8,849	6,749
Deferred income taxes	577	1,865
Deferred credits and other liabilities ($0 and $1 attributable to our VIEs)	1,473	187
Total liabilities	22,216	16,532
Commitments and contingencies (See Note 11)
Stockholders’ equity/(deficit)
Common stock: voting, $0.01 par value, 696 and 150 shares issued, respectively	7	1
Treasury stock: 12 and 3 shares, respectively	(152)	(29)
Additional paid-in capital	14,048	8,676
Accumulated deficit	(10,684)	(10,309)
Accumulated other comprehensive income/(loss)	6	(1)
Total Caesars stockholders’ equity/(deficit)	3,225	(1,662)
Noncontrolling interests	71	53
Total stockholders’ equity/(deficit)	3,296	(1,609)
Total liabilities and stockholders’ equity/(deficit)	$25,512	$14,923
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In millions, except per share data)	2017	2016	2015
Revenues
Casino	$2,865	$2,177	$2,286
Food and beverage	938	788	823
Rooms	1,054	923	878
Other revenue	626	527	495
Reimbursed management costs	48	—	10
Less: casino promotional allowances	(679)	(538)	(563)
Net revenues	4,852	3,877	3,929
Operating expenses
Direct
Casino	1,521	1,128	1,194
Food and beverage	446	383	399
Rooms	276	249	227
Property, general, administrative, and other	1,133	1,166	1,053
Reimbursable management costs	48	—	10
Depreciation and amortization	628	439	374
Corporate expense	204	194	196
Other operating costs	64	91	161
Total operating expenses	4,320	3,650	3,614
Income from operations	532	227	315
Interest expense	(774)	(599)	(683)
Gain on deconsolidation of subsidiaries	30	—	7,125
Restructuring and support expenses	(2,028)	(5,729)	(1,017)
Loss on extinguishment of debt	(232)	—	—
Other income/(loss)	95	(29)	7
Income/(loss) from continuing operations before income taxes	(2,377)	(6,130)	5,747
Income tax benefit/(provision)	1,995	(327)	106
Income/(loss) from continuing operations, net of income taxes	(382)	(6,457)	5,853
Discontinued operations, net of income taxes	—	3,380	155
Net income/(loss)	(382)	(3,077)	6,008
Net loss attributable to noncontrolling interests	7	29	1
Net income/(loss) attributable to Caesars	$(375)	$(3,048)	$6,009
Earnings/(loss) per share - basic and diluted
Basic earnings/(loss) per share from continuing operations	$(1.35)	$(43.96)	$40.42
Basic earnings per share from discontinued operations	—	23.11	1.07
Basic earnings/(loss) per share	$(1.35)	$(20.85)	$41.49
Diluted earnings/(loss) per share from continuing operations	$(1.35)	$(43.96)	$39.81
Diluted earnings per share from discontinued operations	—	23.11	1.06
Diluted earnings/(loss) per share	$(1.35)	$(20.85)	$40.87
Weighted-average common shares outstanding - basic	279	146	145
Weighted-average common shares outstanding - diluted	279	146	147
Comprehensive income/(loss):
Other comprehensive income/(loss), net of income taxes	$6	$(2)	$—
Comprehensive income/(loss)	(376)	(3,079)	6,008
Comprehensive loss attributable to noncontrolling interests	7	29	1
Comprehensive income/(loss) attributable to Caesars	$(369)	$(3,050)	$6,009
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Caesars Stockholders’ Equity/(Deficit)
			Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Non controlling Interests	Total Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock
Balance at January 1, 2015	$1	$(19)	$9,163	$(13,269)	$(15)	$(4,139)	$(809)	$(4,948)
Net income	—	—	—	6,009	—	6,009	(1)	6,008
Stock-based compensation	—	(3)	63	—	—	60	—	60
Elimination of CEOC noncontrolling interest and deconsolidation (1)	—	—	—	—	16	16	854	870
Decrease in noncontrolling interests, net of distributions and contributions	—	—	—	—	—	—	24	24
Other	—	—	13	—	—	13	12	25
Balance as of December 31, 2015	1	(22)	9,239	(7,260)	1	1,959	80	2,039
Cumulative effect adjustment share-based compensation (2)	—	—	1	(1)	—	—	—	—
Net loss	—	—	—	(3,048)	—	(3,048)	(29)	(3,077)
Stock-based compensation	—	—	53	—	—	53	—	53
CIE stock transactions, net	—	—	(626)	—	—	(626)	(3)	(629)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	5	5
Other	—	(7)	9	—	—	2	—	2
Balance as of December 31, 2016	1	(29)	8,676	(10,309)	(1)	(1,662)	53	(1,609)
Net loss	—	—	—	(375)	—	(375)	(7)	(382)
Stock-based compensation	—	(9)	53	—	—	44	—	44
Bankruptcy emergence and acquisition of OpCo (3)	4	(114)	5,321	—	—	5,211	(35)	5,176
CAC Merger (3)	2	—	(2)	—	—	—	—	—
Consolidation of Korea Joint Venture (1)	—	—	—	—	1	1	57	58
Other comprehensive income, net of tax	—	—	—	—	6	6	—	6
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	3	3
Balance as of December 31, 2017	$7	$(152)	$14,048	$(10,684)	$6	$3,225	$71	$3,296
____________________

(1)	See Note 2.

(2)	Adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation.

(3)	See Note 1.

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2017	2016	2015
Cash flows from operating activities
Net income/(loss)	$(382)	$(3,077)	$6,008
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Income from discontinued operations	—	(3,380)	(155)
Non-cash change in restructuring accrual	2,065	3,667	—
Interest accrued on financing obligations	27	—	—
Deferred income taxes	(1,858)	(90)	(112)
Gain on deconsolidation of subsidiaries	(30)	—	(7,125)
Depreciation and amortization	628	439	374
Loss on extinguishment of debt	232	—	—
Change in fair value of derivative liability	(64)	—	—
Stock-based compensation expense	43	232	102
Amortization of deferred finance costs and debt discount/premium	26	24	38
Provision for doubtful accounts	8	11	11
Other non-cash adjustments to net income/(loss)	30	24	14
Net changes in:
Accounts receivable	(85)	(21)	(51)
Due to/due from affiliates, net	(53)	19	(28)
Inventories, prepayments and other current assets	64	9	—
Deferred charges and other	(26)	—	(17)
Accounts payable	(4)	39	(47)
Interest payable	(35)	(64)	(41)
Accrued expenses	33	77	44
Restructuring accruals	(2,880)	2,029	905
Deferred credits and other	(63)	104	(5)
Other	1	—	3
Cash flows provided by/(used in) operating activities	(2,323)	42	(82)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(598)	(220)	(341)
Acquisition of OpCo, net of cash and restricted cash acquired	561	—	—
Deconsolidation of subsidiary cash	(57)	—	(985)
Consolidation of Korea Joint Venture	19	—	—
Payments to acquire investments	(12)	(23)	(27)
Proceeds from the sale and maturity of investments	33	46	29
Return of investment from discontinued operations	—	132	142
Contributions to discontinued operations	—	(56)	(15)
Other	(1)	—	(3)
Cash flows used in investing activities	(55)	(121)	(1,200)

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
(In millions)	2017	2016	2015
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	7,550	120	310
Debt issuance and extension costs and fees	(288)	—	—
Repayments of long-term debt and revolving credit facilities	(7,846)	(268)	(450)
Proceeds from sale-leaseback financing arrangement	1,136	—	—
Repurchase of CIE shares and distribution of sale proceeds	(63)	(1,126)	(65)
Financing obligation payments	(54)	—	—
Other	(6)	14	24
Cash flows provided by/(used in) financing activities	429	(1,260)	(181)
Cash flows from discontinued operations
Cash flows from operating activities	—	168	159
Cash flows from investing activities	—	4,379	(12)
Cash flows from financing activities	—	(76)	(158)
Net cash from discontinued operations	—	4,471	(11)

Change in cash, cash equivalents, and restricted cash classified as assets held for sale	—	112	(8)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,949)	3,244	(1,482)
Cash, cash equivalents, and restricted cash, beginning of period	4,658	1,414	2,896
Cash, cash equivalents, and restricted cash, end of period	$2,709	$4,658	$1,414

Supplemental Cash Flow Information
Cash paid for interest	$749	$634	$696
Cash paid for income taxes	7	305	80
Non-Cash Settlement of Accrued Restructuring and Support Expenses
Issuance of convertible notes and call right	2,349	—	—
Issuance of CEC common stock	3,435	—	—
Other non-cash investing and financing activities:
Change in accrued capital expenditures	(6)	14	(35)

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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included herein.
In this filing, except as the context otherwise requires, references to “VICI” or “PropCo” are references to VICI Properties Inc. and its subsidiaries, from which we lease a number of our properties.
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. CEC operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). Through its consolidated subsidiaries, CEC operates a total of 47 casino properties in 13 U.S. states and four countries outside of the U.S. Of the 47 casinos, nine are in Las Vegas, which represented 60% of consolidated net revenues for the year ended December 31, 2017.
Merger with Caesars Acquisition Company
Caesars Acquisition Company (“CAC”) was formed in February 2013 to make an equity investment in Caesars Growth Partners, LLC (“CGP”), a joint venture between CAC and CEC, and CAC directly owned 100% of the voting membership units of CGP and served as CGP’s managing member. CEC held 100% of the non-voting membership units of CGP.
In 2014, CEC and CAC entered into a merger agreement, which was amended and restated in July 2016 and February, 2017 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, on October 6, 2017 (the “Effective Date”), CAC merged with and into CEC, with CEC as the surviving company (the “CAC Merger”). Subject to the terms and conditions of the Merger Agreement, each share of CAC common stock issued and outstanding immediately prior to the Effective Date of the CAC Merger was converted into, and became exchangeable for, 1.625 (the “Exchange Ratio”) shares of CEC common stock on the Effective Date, which resulted in the issuance of 226 million shares of CEC common stock to the stockholders of CAC. The CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented (see Note 2).
CEOC’s Emergence from Bankruptcy and Acquisition of OpCo
Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its United States subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on January 15, 2015, at which time CEC deconsolidated CEOC due to loss of control. On January 17, 2017, the Bankruptcy Court entered an order approving and confirming the Debtors’ third amended joint plan of reorganization (the “Plan”), and the Debtors emerged from bankruptcy and consummated their reorganization pursuant to the Plan on the Effective Date.
The Plan provided for, among other things, (i) a global settlement of all claims the Debtors may have against CEC and its affiliates, (ii) comprehensive releases for CEC and its affiliates and CAC and its affiliates; (iii) the reorganization of CEOC into an operating company (“OpCo”) and PropCo; and (iv) OpCo established an escrow trust that will be used to fund the resolution of unsecured claims that were unresolved at the time of CEOC’s emergence from bankruptcy (see Note 11). PropCo holds certain real property assets formerly held by CEOC and leases those assets to OpCo. PropCo is a separate entity that is not consolidated by Caesars and, on the Effective Date, was sold to VICI Properties Inc., the real estate investment trust that was initially owned by certain former creditors of CEOC and is independent from CEC.
OpCo was acquired by CEC on the Effective Date for total consideration of $2.5 billion, which included a combination of cash and CEC common stock. OpCo operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI. Upon acquisition, OpCo was immediately merged with and into CEOC LLC, with CEOC LLC as the surviving entity. See Note 4 for additional information. The following table summarizes the assets acquired and liabilities assumed.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In millions)	Total Value
Assets acquired	$12,164
Liabilities assumed (1)	(11,686)
Noncontrolling interest	41
Net identifiable assets acquired	519
Goodwill	2,207
Total OpCo equity value	$2,726
____________________

(1)	As part of the OpCo acquisition, we assumed $8.4 billion in financing obligations and $1.6 billion in long-term debt. See Note 10 and Note 12 for additional information.
Failed Sale-Leaseback Financing Obligation
As mentioned above and further described in Note 10, in conjunction with CEOC’s emergence from bankruptcy, OpCo entered into leases with VICI on the Effective Date related to certain real property assets formerly held by CEOC: (i) for Caesars Palace, (ii) for a portfolio of casino properties at various locations throughout the United States, and (iii) for the Harrah’s Joliet Hotel & Casino (collectively, the “CEOC LLC Leases”).
For the CEOC LLC Leases transaction, the real estate assets that were sold to VICI and leased back by OpCo were first adjusted to fair value upon CEOC’s emergence from bankruptcy and the failed sale-leaseback financing obligation was recognized at an amount equal to this fair value. The real estate assets continue to be depreciated over their remaining useful lives. See Note 10 for further information.
Accrued Restructuring and Support Expenses
CEC made material financial commitments to support the reorganization of CEOC as described in the Plan. Our estimate of restructuring and support expenses was determined based on the total value of the consideration that was required by CEC to resolve claims and potential claims related to the reorganization. The total value of the consideration that was provided by CEC as of the Effective Date was $8.6 billion and included a combination of cash, shares of CEC common stock, and the issuance value of the VICI Call Right Agreement described below. The cash consideration includes approximately $1.0 billion of cash provided to certain CEOC creditors that elected to receive cash in lieu of 146 million shares of CEC common stock at a pre-negotiated price of $6.86 per share. The restructuring and support expenses exclude consideration related to the acquisition of OpCo and establishing the escrow trust.
Restructuring and support expenses for the years ended December 31, 2017, 2016, and 2015 were $2.0 billion, $5.7 billion, and $1.0 billion, respectively, recorded in the Statements of Operations. Our related accrual balance decreased by $205 million as of the Effective Date as compared with the estimate we reported in our Interim Report on Form 10-Q for the quarter ended September 30, 2017 due to (i) a larger allocated amount of value to OpCo resulting from the final purchase price value through the Effective Date, which resulted in a decrease of approximately $193 million and (ii) an update to our estimated value of the VICI Call Right Agreement through the Effective Date, which resulted in a decrease of approximately $12 million.

	Accrued as of
(In millions)	December 31, 2016	September 30, 2017	October 6, 2017
Forbearance fees and other payments to creditors (1)	$970	$893	$870
Bank Guaranty Settlement (1)	734	765	765
Issuance of CEC common stock	2,936	4,507	4,405
Issuance of CEC Convertible Notes	1,600	2,240	2,172
VICI call right agreement	131	189	177
Payment of creditor expenses, settlement charges, and other fees (1)	195	182	182
Payment to CEOC	35	—	—
Total accrued	$6,601	$8,776	$8,571
____________________

(1)	Amounts settled in cash on the Effective Date.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts disclosed above are reported net of payments totaling $173 million and $34 million, respectively, during 2017 prior to the Effective Date and the year ended December 31, 2016.
Forbearance Fees and Other Payments to Creditors. On the Effective Date, CEC paid certain fees in exchange for CEOC’s major creditors prior agreement to forebear from exercising their rights and remedies under certain of CEOC’s credit agreements and to stay all pending litigation.
Bank Guaranty Settlement. In 2014, CEOC amended its senior secured credit facilities (the “Bank Amendment”) resulting in, among other things, a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee was limited to a guarantee of collection (“CEC Collection Guarantee”) with respect to obligations owed to the lenders who consented to the Bank Amendment. The CEC Collection Guarantee required the creditors to exhaust all rights and remedies at law and in equity that the creditors or their agents may have had against CEOC or any of its subsidiaries and its and their respective property to collect, or obtain payment of, the guaranteed amounts. Pursuant to the Plan, on the Effective Date, claims related to the Bank Amendment and CEC Collection Guarantee were resolved.
Issuance of CEC Common Stock. On the Effective Date, CEC issued shares of CEC common stock in resolution of claims, potential claims, and the acquisition of OpCo. Also on the Effective Date, CEC paid cash in the amount of approximately $1.0 billion to certain CEOC creditors that elected to receive cash in lieu of 146 million shares of CEC common stock at a pre-negotiated price of $6.86 per share (compared with the $12.80 price per share on the Effective Date). As of September 30, 2017, our accrual included the $1.0 billion related to this obligation plus the estimated fair value of $3.5 billion for the net shares that were issued after satisfying the obligation.
CEC issued approximately 407 million shares to the creditors of CEOC on the Effective Date for both the acquisition of the preferred equity of OpCo and the resolution of claims and potential claims. The amount attributable to the resolution of claims was calculated after determining the fair value of OpCo equity, and a change in the estimated value of OpCo inversely affects our accrual allocated to restructuring and support expenses. See Note 8 for additional information on the fair value measurement related to the issuance of CEC common stock.
Issuance of CEC Convertible Notes. On the Effective Date, CEC issued approximately $1.1 billion in aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”) to the CEOC creditors in resolution of claims and potential claims, and our accrual represents the estimated fair value of the notes at the time of issuance. The Company has determined that the CEC Convertible Notes contain derivative features that require bifurcation, which had a fair value of $1.1 billion upon issuance on the Effective Date. See Note 8 for fair value considerations of the derivative features and Note 12 for additional information on the debt portion of the CEC Convertible Notes.
VICI Call Right Agreement. On the Effective Date, in accordance with the Plan, VICI, CEC, Caesars Entertainment Resort Properties, LLC (“CERP”) and Caesars Growth Properties Holdings, LLC (“CGPH”) entered into certain call right agreements (collectively, the “VICI Call Right Agreements”) with VICI. VICI received a call right (the “VICI Call Right”) for up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City, Harrah’s Laughlin, and Harrah’s New Orleans for a cash purchase price of 10 times the agreed upon annual rent for each property (subject to the terms of the CGPH and CERP credit agreements). Subsequent to the CRC Merger described below, the VICI Call Right is subject to the terms of the CRC Credit Agreement (defined in Note 12). Our accrual represents the estimated fair value of the call right as of the Effective Date.
Payment of Creditor Expenses, Settlement Charges, and Other Fees. Pursuant to the Plan, CEC paid certain professional fees incurred by CEOC’s creditors and other ancillary fees and amounts on the Effective Date. As of September 30, 2017, this amount included $126 million that CEC expected to be paid from the proceeds from a directors’ and officers’ insurance claim. The proceeds from the claim were received in October 2017 and recognized as a reduction in restructuring and support expenses for the year ended December 31, 2017.
Payment to CEOC. In addition, and separate from the transactions and agreements described above, CEC paid CEOC $35 million under an agreement between CEC and CEOC because there was not a comprehensive out-of-court restructuring of CEOC’s debt securities or a prepackaged or prearranged in-court restructuring with requisite voting support from each of the first and second lien secured creditor classes by February 15, 2016. During the first quarter of 2015, we accrued this liability in accrued restructuring and support expenses on the Balance Sheet, and it was paid during the second quarter of 2017 using a portion of the proceeds from the sale Caesars Interactive Entertainment’s (“CIE”) social and mobile games business (the “SMG Business”) (see Note 18).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Hamlet Holdings
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of affiliates of Apollo Global Management, LLC (“Apollo”) and affiliates of TPG Global, LLC (“TPG”) (collectively, the “Sponsors”). Hamlet Holdings contributed to CEC the 88 million shares of CEC common stock it owned prior to the CAC Merger, which CEC immediately canceled and retired. The value of the shares contributed by Hamlet Holdings was included in our restructuring support expense accrual. Hamlet Holdings controlled CEC prior to the CAC Merger. Upon completion of the CAC Merger and CEOC’s emergence from bankruptcy, Hamlet Holdings beneficially owned approximately 20.8% of CEC common stock as a result of its former interest in CAC, and consequently, Hamlet Holdings no longer controls CEC.
Summary of CAC Merger and CEOC Emergence Transactions

(In millions)	CAC Merger	Restructuring Support Settlement	OpCo Acquisition	Total
Cash	$—	$2,787	$700	$3,487
CEC common stock (value)	2,894	3,435	1,774	8,103
CEC convertible notes (fair value)	—	2,172	—	2,172
Other consideration	—	177	—	177
Total consideration	$2,894	$8,571	$2,474	$13,939

CEC common stock (shares)	226	268	139	633
CRC Merger and Related Debt Transactions
On October 16, 2017, CRC Escrow Issuer, LLC (“Escrow Issuer”) and CRC Finco, Inc. (“Finance”), two wholly owned, indirect subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025. CRC, a wholly owned subsidiary of CEC was created on December 22, 2017, with the merger of CERP into CGPH (the “CRC Merger”). In conjunction with the CRC Merger, Escrow Issuer merged with and into CRC, with CRC as the surviving entity and borrower.
Additionally, on December 22, 2017, CRC entered into new senior secured credit facilities, comprised of (i) a $1.0 billion senior secured revolving credit facility and (ii) a $4.7 billion senior secured term loan credit facility. The net proceeds of the new CRC debt were used to repay the outstanding debt of CERP and CGPH. See Note 12 for additional information.
Eastside Land Purchase
On December 22, 2017, we completed the acquisition from VICI of approximately 18 acres of land adjacent to the Harrah’s Las Vegas property (the “Eastside Land”) for $74 million. The Eastside Land, together with adjacent land owned by us, is currently intended for the development of a new convention center featuring approximately 300,000 square feet of flexible meeting space.
Harrah’s Las Vegas Real Estate Sale and Leaseback
On December 22, 2017, we completed the sale to VICI of the real estate assets of Harrah’s Las Vegas for approximately $1.1 billion in cash proceeds. As part of the Harrah’s Las Vegas property sale and leaseback transaction, Harrah’s Las Vegas entered into a lease with VICI (the “HLV Lease”). The lease was evaluated as a sale-leaseback of real estate, and we determined that this transaction did not qualify for sale-leaseback accounting. The Harrah’s Las Vegas real estate assets remain on our consolidated balance sheet at their historical net book value and are being depreciated over their remaining useful lives, while a failed sale-leaseback financing obligation was recognized for the proceeds received. See Note 10 for further details.
Note 2 — Basis of Presentation and Principles of Consolidation
Basis of Presentation and Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably determined. Actual amounts could differ from those estimates.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Because the CAC Merger was accounted for as a reorganization of entities under common control, the financial information herein includes the financial results as if CAC were consolidated for all periods presented, derived from the historical accounting records and financial statements of CEC and CAC. In addition, as a result of the CAC Merger, CGP, which was consolidated as a variable interest entity (“VIE”) by CEC prior to the CAC Merger, is no longer a VIE and is now presented as a wholly owned subsidiary for all periods presented. CAC’s contractual claim on CGP’s accounting balance sheet, which was reflected as noncontrolling interest on our Balance Sheet and Income Statement, has been eliminated upon consolidation of CAC, and CGP’s results are no longer reflected as a VIE on our Balance Sheet. See Note 4 for additional information.
When CEOC filed for reorganization, we concluded that CEOC was a VIE and that we were not the primary beneficiary; therefore, we no longer consolidated CEOC. Subsequent to the deconsolidation, we accounted for our investment in CEOC as a cost method investment of zero due to the negative equity associated with CEOC’s underlying financial position. In conjunction with the acquisition of OpCo on the Effective Date, we applied the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). See Note 4. Upon acquisition, OpCo was immediately merged with and into CEOC LLC, with CEOC LLC as the surviving entity, and CEOC LLC’s results are consolidated with CEC.
Certain prior year amounts have been reclassified to conform to the current year’s presentation. For the year ended December 31, 2016, $3.7 billion was reclassified from Restructuring accruals to Non-cash change in restructuring accrual on our Statement of Cash Flows, with no effect on Cash flows provided by operating activities.
Reportable Segments
We view each casino property as an operating segment and aggregate all such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. See Note 20.
We revised our presentation from two reportable segments to the three listed above as of the Effective Date, in conjunction with the CAC Merger and CEOC’s emergence from bankruptcy, because the way in which CEC management assesses results and allocates resources is aligned in accordance with these segments.
Consolidation of Subsidiaries and Variable Interest Entities
Our consolidated financial statements include the accounts of Caesars Entertainment and its subsidiaries after elimination of all intercompany accounts and transactions.
We consolidate all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (1) affiliates that are more than 50% owned are consolidated; (2) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we have determined that we have significant influence over the entities; and (3) investments in affiliates of 20% or less are generally accounted for using the cost method.
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
Consolidation of Korea JV
During 2017, CEC and R&F Properties, a third-party property developer, formed a new joint venture referred to herein as the Korea JV. The purpose of the Korea JV is to acquire, develop, own, and operate a casino resort project in Incheon, South Korea. We determined that the Korea JV is a VIE. CEC has been determined to be the primary beneficiary of the Korea JV, and therefore, consolidates the Korea JV into its financial statements.
CR Baltimore Holdings (“CRBH”)
Caesars Baltimore Investment Company, LLC (“CBIC”) is wholly owned and consolidated by CEC. CBIC indirectly holds interests in CBAC Borrower, LLC (“CBAC”), owner of the Horseshoe Baltimore Casino (“Horseshoe Baltimore”), through its ownership

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

interest in CRBH, a variable interest entity. The counterparty that owned the minority interest in CRBH was restricted from transferring its interest in CRBH without prior consent from CBIC. As a result, CBIC was determined to be the primary beneficiary of CRBH, and therefore, consolidated CRBH into its financial statements. Under the terms of the agreement, the transfer restrictions expired in August 2017, at which time CBIC was no longer considered the primary beneficiary and deconsolidated CRBH, or Horseshoe Baltimore.
Horseshoe Baltimore generated year-to-date net revenues of $188 million and net loss attributable to Caesars of $6 million until its deconsolidation effective August 31, 2017. Upon deconsolidation, we derecognized total assets and liabilities of $350 million and $354 million, respectively, including long-term debt totaling $294 million. CBIC recorded its interest in Horseshoe Baltimore at its estimated fair value of $28 million, recognizing a gain on deconsolidation of $30 million, and is accounting for Horseshoe Baltimore as an equity method investment subsequent to the deconsolidation. We estimated the fair value of the interest in Horseshoe Baltimore by weighting the results of the discounted cash flow method and the guideline public company method.
Horseshoe Baltimore will continue to be a managed property of CEOC LLC subsequent to its deconsolidation, and transactions with Horseshoe Baltimore are not eliminated under the equity method of accounting. These related party transactions include but are not limited to items such as casino management fees paid to CEOC LLC, reimbursed management costs, and the allocation of other expenses. See Note 19.
Consolidation of Caesars Enterprise Services, LLC (“CES”)
CES provides certain corporate, administrative and management services for CEOC LLC and CRC’s casino properties and casinos owned by unrelated third parties and manages certain enterprise assets and the other assets it owns, licenses or controls, and employs certain of the corresponding employees. Prior to the Effective Date, CES was a VIE for which CEC was determined to be the primary beneficiary and therefore was consolidated into CEC. Subsequent to the Effective Date, CES is no longer considered to be a VIE to CEC as it is now a wholly owned subsidiary and thus consolidates into CEC as such.
Note 3 — Summary of Significant Accounting Policies
Additional accounting policy disclosures are provided within the applicable notes to the Financial Statements.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Our cash and cash equivalents as of December 31, 2017 and 2016, includes $58 million and $107 million, respectively, held by our consolidated VIEs, which is not available for our use to fund operations or satisfy our obligations.
Restricted cash as of December 31, 2017, includes cash pledged as collateral for certain operating and capital expenditures in the normal course of business and certain other cash deposits that are for a specific purpose, such as $54 million that is held in the escrow trust for distribution to holders of disputed claims whose claims may ultimately become allowed (see Note 11). The majority of the restricted cash as of December 31, 2016, related to sale of the SMG Business (see Note 18) and was restricted under the terms of the CIE Proceeds Agreement until the Effective Date. After the CAC Merger, the restricted cash was used to fund the transactions related to CEOC’s emergence from bankruptcy (see Note 1).
The classification of restricted cash between current and non-current is dependent upon the intended use of each particular reserve.
Reconciliation to Statements of Cash Flows

	As of December 31,
(In millions)	2017	2016
Cash and cash equivalents	$2,558	$1,540
Restricted cash, current	116	3,113
Restricted cash, non-current	35	5
Total cash, cash equivalents, and restricted cash	$2,709	$4,658

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Receivables
We issue credit to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectibility of these receivables. Accounts receivable are non-interest bearing and are initially recorded at cost.
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
Markers acquired as part of the acquisition of OpCo were accounted for at fair value on the Effective Date, with no acquired reserve, and will be accreted to interest income up to their expected realizable value over the life of their expected collectability. The acquired markers are subject to adjustment if the actual cash collection differs from the expected collectibility. The fair value, which also represents the carrying amount of markers acquired as part of the acquisition of OpCo as of the Effective Date, was $139 million. As of December 31, 2017, the carrying amount of the markers acquired was $69 million.
Acquired Markers Accretable Yield

(In millions)	2017
Balance as of October 6	$8
Accretion	(2)
Balance as of December 31	$6
Due from affiliates, net represents the net receivable for each counterparty relating to shared services performed on their behalf.
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
Allowance for Doubtful Accounts

(In millions)	2017	2016	2015
Balance as of January 1	$41	$48	$196
Provision for doubtful accounts	8	11	11
Write-offs less recoveries	(18)	(18)	3
CEOC deconsolidation	—	—	(162)
OpCo consolidation (1)	20	—	—
Balance as of December 31	$51	$41	$48
____________________

(1)	See Note 4 for further details relating to the acquisition of OpCo.
Revenue Recognition
Property Revenues
Casino revenues are measured by the aggregate net difference between gaming wins and losses. Funds deposited by customers in advance and chips in the customers’ possession are recognized as a liability before gaming play occurs. Jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. We accrue the incremental

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amount of progressive jackpots as the progressive machine is played and the progressive jackpot amount increases, with a corresponding reduction of casino revenue.
Food and beverage and rooms revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as a deposit liability until services are provided to the customer.
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. See Note 14.
Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
Other Revenue
Other revenue primarily includes revenue from third-party real estate leasing arrangements at our casino properties, revenue from company-operated retail stores, revenue from parking and revenue from our entertainment venues and The High Roller observation wheel. Prior to the Effective Date, other revenue included lease revenue from CEOC for Octavius Tower at Caesars Palace Las Vegas (“Caesars Palace”); following the Effective Date, it includes revenue earned from CEOC LLC’s casino management service fees charged to third parties.
Reimbursed Management Costs
Reimbursable management costs are presented on a gross basis as revenue and expense, thus resulting in no net impact on operating income.
Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $61 million, $55 million, and $65 million, respectively, for the years ended December 31, 2017, 2016 and 2015. Advertising expense is included in Property, general, administrative, and other within the Statements of Operations.
Other Operating Costs
Other operating costs primarily includes write-downs, reserves, and project opening costs, net of recoveries and acquisition and integration costs. During 2017, CEC was reimbursed $19 million for amounts related to the joint venture development in Korea that were previously deemed uncollectible and written off in 2015.
Note 4 — Business Combinations
CEC’s Acquisition of OpCo
As described in Note 1, the Debtors emerged from bankruptcy and consummated their reorganization pursuant to the Plan on the Effective Date. As part of its emergence from bankruptcy, CEOC reorganized into OpCo and PropCo, and CEC acquired OpCo on the Effective Date for the total consideration summarized below. The acquisition was accounted for in accordance with ASC 805 with CEC considered the acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The excess of the purchase price over the net fair value of the assets and liabilities was recorded as goodwill. Consideration transferred was composed of the following:

(In millions)
Cash	$700
CEC common stock (1)	1,774
Total cash and stock consideration	2,474
Settlement of pre-existing relationships	252
Total OpCo equity value	$2,726
____________________

(1)	Approximately 139 million shares of CEC common stock issued at the Effective Date closing stock price of $12.80.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Price Allocation
The following table summarizes the assets acquired and liabilities assumed. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date.

(In millions)	Fair Value	Weighted-Average Useful Life (years)
Assets acquired:
Cash and cash equivalents	$1,239
Receivables, net	266
Other current assets	200
Property and equipment	9,018	35.0
Intangible assets other than goodwill
Trade names and trademarks (1)	664
Gaming rights (1)	207
Total Rewards (1)	253
Customer relationships	137	14.8
Other non-current assets	180
Total assets	12,164

Liabilities assumed:
Current liabilities	(765)
Long-term debt	(1,607)
Financing obligations	(8,385)
Deferred income taxes	(568)
Deferred credits and other liabilities	(361)
Total liabilities	(11,686)
Noncontrolling interest	41
Net identifiable assets acquired	519
Goodwill	2,207
Total OpCo equity value	$2,726
____________________

(1)	Indefinite-lived intangible assets.
The fair values of the assets acquired and liabilities assumed were determined using the market, income, and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, inputs included an expected range of market values, expected cash flows, recent comparable transactions and discounted cash flows. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of primarily property plant and equipment operating leases. The market approach included prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The Company considered the current market for the properties and the expected proceeds from the sale of the assets, among other factors. The income approach was used to value certain intangible assets, including gaming rights and player relationships. The income approach was used to determine the failed sale real estate assets fair value, based on the estimated present value of the future lease payments over the lease term, including renewal options, using an imputed discount rate of approximately 8.5%. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.
As part of the Plan, certain real estate assets were sold to PropCo and leased back to OpCo. The leases were evaluated as a sale-leaseback of real estate. Under the expected terms of the lease agreements, we are required to contribute to a furniture, fixtures

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and equipment (“FF&E”) reserve account that PropCo may use as collateral in a future PropCo financing. We determined that this contingent-collateral arrangement represents a prohibited form of continuing involvement. Among other things, we estimated that the length of the leases, including optional renewal periods, would represent substantially all (90% or more) of the remaining economic lives of the properties and facilities subject to the leases, and the terms of the renewal options give the Company the ability to renew the lease at a rate that has the potential of being less than a fair market value rate as determined at the time of renewal. These, among certain other conditions, represent a prohibited form of continuing involvement. Therefore, we determined that these transactions did not qualify for sale-leaseback accounting, and we accounted for the transaction as a financing. The real estate assets that were sold to VICI and leased back by OpCo were first adjusted to fair value upon CEOC’s emergence from bankruptcy and the failed sale-leaseback financing obligation was recognized at an amount equal to this fair value. Payments associated with the lease agreements will be $640 million in the initial lease year. The payment is applied to the liability using the effective interest method described further in Note 10.
Additionally, as part of the Plan, certain golf course properties (the “Golf Course Properties”) were sold to VICI. CEOC LLC entered into a golf course use agreement (the “Golf Course Use Agreement”) with VICI over a 35-year term, pursuant to which we incur (i) an annual membership fee of $10 million, subject to escalation, (ii) an annual use fee of $3 million, subject to escalation, and (iii) per-round fees. All of these payments are guaranteed by CEC. Title to these properties has been transferred, but management concluded that derecognition of the Golf Course Properties was not permitted under ASC Topic 360, Property, Plant and Equipment, due to CEC’s guarantee of VICI’s investment in the Golf Course Properties. Our obligation to make $10 million in annual payments under the Golf Course Use Agreement exceeds the fair value of services being received. Management recorded the obligation equal to the fair value of the Golf Course Properties in Financing obligations and the obligation related to the additional excess annual payments in Deferred credits and other liabilities. The obligations will be amortized using the effective interest method over the term of the Golf Course Use Agreement described further in Note 11.
Goodwill of $2.2 billion was recognized as a result of the transaction and relates to (i) the values of acquired assets that do not meet the definition of an identifiable intangible asset under ASC 805, but that do contribute to the value of the acquired business, including the assembled workforce and relationships with customers that are not tracked through our customer loyalty program Total Rewards; (ii) the going-concern value associated with expectations of forging relationships with future customers; and (iii) the assemblage value associated with acquiring an on-going business whose value is worth more than simply the sum of its parts. Goodwill has been assigned to our three reportable segments. None of the goodwill recognized is expected to be deductible for income tax purposes.
The relief from royalty method, a form of the income approach, was used to estimate the fair value of trademarks as the present value of the after-tax royalty savings attributable to owning the trade names, trademarks, and Total Rewards trademark intangible assets.
To estimate the fair value of the gaming rights, certain properties’ rights were valued using a cost-based approach using the pricing in recent similar gaming rights’ auctions or sales as a basis of value. Other properties’ gaming rights were valued using the multi-period excess earnings method, a form of the income approach. Under this income-based approach, the fair value of the gaming rights was estimated as the present value of the after-tax cash flows attributable to the gaming right intangible asset only. The resulting after-tax income was adjusted by contributory asset charges to reflect the use of other assets to sustain the gaming right intangible asset. Charges for the use of contributory assets represent the required return on the other assets employed to generate future income.
The income approach comparing the prospective cash flows with and without the customer relationships in place was used to estimate the fair value of the customer relationships with the fair value assumed to be equal to the discounted cash flows of the business that would be lost if the customer relationships were not in place and needed to be replaced.
The Company recognized certain deferred tax assets and liabilities resulting from (i) net operating loss (“NOL”) carryforwards available to CEC and reorganization of CEOC under the Plan and (ii) difference between the fair value of the assets and liabilities and their respective tax bases. Due to CEC’s recent history of losses, CEC will continue to record a valuation allowance against the excess deferred tax assets that are not offset by deferred tax liabilities. Deferred tax liabilities of $568 million were recognized in the purchase price allocation of OpCo.
Included within liabilities are estimates related to obligations and future resolution of disputed claims pursuant to the Plan. These liabilities assumed were measured at their estimated fair value based on the bankruptcy proceedings and creditor’s proof of claim. Refer to Note 11 for additional information.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the reorganization of CEOC, the income approach was used to estimate the fair value of the noncontrolling interest of $13 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of OpCo as if it had occurred on January 1, 2016, and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of this date. The pro forma adjustments, with related tax impacts, are comprised primarily of the following:

•
Depreciation and interest expense recognized related to the failed sale-leaseback financing obligations associated with the real estate assets and the financing obligation associated with the Golf Course Properties that were sold to VICI and leased back by CEOC LLC; and

•	Interest expense related to the issuance of the CEOC LLC Term Loan, the CEOC LLC Revolving Credit Facility, and the CEC Convertible Notes (see Note 12 for additional information).

	(Unaudited)
	Years Ended December 31,
(In millions, except per share data)	2017	2016
Net revenues	$8,307	$8,514
Net income/(loss)	6,399	(2,586)
Net income/(loss) attributable to Caesars	6,399	(2,566)
Basic earnings/(loss) per share	22.96	(9.20)
Diluted earnings/(loss) per share	14.87	(9.20)
The results of operations for OpCo have been included in the Company’s Financial Statements since the acquisition date. The acquired business contributed $1 billion and $51 million, respectively, of net revenues and income from operations to CEC for the period from October 6, 2017 to December 31, 2017.
Merger with CAC
As described in Note 1, pursuant to the Merger Agreement, CAC merged with and into CEC, with CEC as the surviving company and each share of CAC common stock issued and outstanding immediately prior to the Effective Date was converted into, and became exchangeable for, 1.625 shares of CEC common stock on the Effective Date, which resulted in the issuance of 226 million shares of CEC common stock to stockholders of CAC. Hamlet Holdings beneficially owned a majority of both CEC’s and CAC’s common stock immediately prior to the CAC Merger. Therefore, the CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into the Company at book value as an equity transaction for all periods presented after elimination of all intercompany accounts and transactions. The consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Company had consolidated CAC prior to the Effective Date. In addition, as a result of the CAC Merger, CGP is no longer a VIE and is a wholly owned subsidiary of CEC. The following table summarizes the assets acquired, liabilities assumed and CEC’s noncontrolling interest in CGP and excludes CGP’s results, which were consolidated with CEC as a VIE prior to the Effective Date.
Summary of Merger as of October 6, 2017

(In millions)	Total Value
Assets acquired	$152
Liabilities assumed	(96)
Acquisition of noncontrolling interest in CGP from CAC	1,751
Net book value	$1,807
The following table reconciles the previously-reported net revenues and net income of Caesars Entertainment to the amounts currently reported in the Statements of Operations after giving effect to the CAC Merger.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Net Revenues and Net Income

	Years Ended December 31,
(In millions)	2016	2015
Net revenues
Caesars Entertainment previously reported	$3,877	$3,929
CAC previously reported	—	—
Elimination and consolidation adjustments	—	—
As currently reported	$3,877	$3,929

Net income/(loss)
Caesars Entertainment previously reported	$(2,747)	$6,052
CAC previously reported	619	32
Elimination and consolidation adjustments	(949)	(76)
As currently reported	$(3,077)	$6,008
Announced Acquisition of Centaur Holdings, LLC
On November 16, 2017, CEC announced it entered into a definitive agreement to acquire Centaur Holdings, LLC (“Centaur”) for $1.7 billion, including $1.6 billion in cash at closing and $75 million in deferred consideration. Centaur operates Hoosier Park Racing & Casino in Anderson, Indiana, and Indiana Grand Racing & Casino in Shelbyville, Indiana. The transaction is subject to receipt of regulatory approvals and other customary closing conditions and is expected to close in the first half of 2018.
Note 5 — Recently Issued Accounting Pronouncements
During 2017, we adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (see Note 7) and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (see Note 8).
The following amendments to the FASB ASC were not effective through our year ended December 31, 2017.
New Development
Income Statement - Reporting Comprehensive Income - February 2018: Amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings effectively eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act (the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018). Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Previously Disclosed
Compensation - Stock Compensation - May 2017: Amendments in this update provide guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met: (i) the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as before the original award was modified. Amendments in this update are effective for all periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Application of amended guidance should be applied prospectively to an award modified on or after the adoption date. We are adopting this standard as of January 1, 2018.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Business Combinations - January 2017: Updated amendments intend to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is allowed as follows: (1) transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Application of amended guidance should be applied prospectively on or after the effective date and no disclosures are required at transition. We are adopting this standard as of January 1, 2018.
Statement of Cash Flows - August 2016: Amended guidance addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied retrospectively to each period presented. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are adopting this standard as of January 1, 2018, and are in the process of evaluating the effect it will have on our financial statements, if any.
Income Taxes - October 2016: Amended guidance addresses intra-entity transfers of assets other than inventory, which requires the recognition of any related income tax consequences when such transfers occur. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Amendments are effective for fiscal years beginning after December 15, 2017, and interim reporting periods within those years. Early adoption is permitted. We are adopting this standard as of January 1, 2018, and are in the process of evaluating the effect it will have on our financial statements, if any.
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
As described below, we expect the most significant effect will be related to the accounting for Total Rewards and casino promotional allowances.
Total Rewards affects revenue from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, CEC accrues a liability based on the estimated cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. This will result in a portion of casino revenues being recorded as deferred revenue and being recognized as revenue in a future period when the Reward Credits are redeemed, and the revenue will be classified according to the good or service for which the Reward Credits are redeemed (e.g., a hotel room).
Additionally, we currently record promotional allowances in a separate line item within net revenues. As part of adopting the new standard, promotional allowances will no longer be presented separately. Alternatively, revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, we will be required to allocate a portion of the casino revenues earned from the customer to rooms revenues based on the standalone selling price of the room. As a result of this change, we expect to report substantially lower casino revenues; however, we do not expect this to significantly affect total net revenues.
In addition, we do not expect the adoption of the new standard to have a material effect on income from operations or net income. However, we are still evaluating certain assumptions used in our underlying calculations, particularly as it relates to our Total Rewards program.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recognition and Measurement of Financial Instruments - January 2016 (amended February 2018): Amended certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, they require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with any changes in fair value recognized in net income and simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted on certain provisions. We are adopting this standard as of January 1, 2018, and are in the process of evaluating the effect it will have on our financial statements, if any.
Leases - February 2016 (amended January 2018): The amended guidance requires most lease obligations to be recognized as a right-of-use (“ROU”) asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commenced before the effective date, including continuing to account for leases that commenced before the effective date in accordance with previous guidance, unless the lease is modified.
Operating leases, including agreements relating to slot machines, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption are still being analyzed. We are in the process of evaluating the full effect the guidance will have on our financial statements.
Financial Instruments - Credit Losses - June 2016 (amended January 2017): Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
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
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $6 million, $2 million, and $12 million, respectively, for the years ended December 31, 2017, 2016, and 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Useful Lives

Land improvements			12	years
Buildings	20	to	40	years
Building and leasehold improvements	5	to	20	years
Riverboats and barges			30	years
Furniture, fixtures, and equipment	2.5	to	20	years
Property and Equipment, Net

	As of December 31,
(In millions)	2017	2016
Land and land improvements	$4,950	$3,584
Buildings, riverboats, and leasehold improvements	11,802	4,149
Furniture, fixtures, and equipment	1,280	1,346
Construction in progress	331	55
Total property and equipment	18,363	9,134
Less: accumulated depreciation	(2,135)	(1,688)
Total property and equipment, net	$16,228	$7,446

Capital lease assets, net book value (1)	$—	$7
____________________

(1)	Included in furniture, fixtures, and equipment above.
Depreciation Expense and Other Amortization Expense

	Years Ended December 31,
(In millions)	2017	2016	2015
Depreciation expense (1)	$557	$369	$301
Other amortization expense	4	5	8
____________________

(1)
Depreciation expense for 2017 includes accelerated depreciation of $80 million due to asset removal and replacement in connection with property renovations primarily at Flamingo Las Vegas, Bally’s Las Vegas, Harrah’s Las Vegas, Harrah’s Laughlin, Planet Hollywood and Harrah’s New Orleans compared with $55 million in 2016 primarily at Planet Hollywood, Paris Las Vegas, Harrah’s Las Vegas and Flamingo Las Vegas and $6 million in 2015 primarily at Harrah’s Las Vegas.

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
We perform our annual goodwill impairment assessment as of October 1. We perform this assessment more frequently if impairment indicators exist. Effective for the quarter ended December 31, 2017, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which amends the existing requirements by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, we performed our annual goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
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
Changes in Carrying Value of Goodwill by Segment

(In millions)	Las Vegas	Other U.S.	All Other	CEC Total
Gross Goodwill
Balance as of January 1, 2016	$4,410	$650	$—	$5,060
Balance as of December 31, 2016	4,410	650	—	5,060
Accumulated Impairment
Balance as of January 1, 2016	(3,115)	(337)	—	(3,452)
Balance as of December 31, 2016	(3,115)	(337)	—	(3,452)
Net carrying value, as of December 31, 2016	$1,295	$313	$—	$1,608

Gross Goodwill
Balance as of January 1, 2017	$4,410	$650	$—	$5,060
OpCo acquisition (1)	1,794	352	61	2,207
Balance as of December 31, 2017	6,204	1,002	61	7,267
Accumulated Impairment
Balance as of January 1, 2017 and December 31, 2017	(3,115)	(337)	—	(3,452)
Net carrying value, as of December 31, 2017 (2)	$3,089	$665	$61	$3,815
____________________

(1)	See Note 4 for further details relating to the acquisition of OpCo.

(2)
$405 million of goodwill is associated with a reporting unit with zero or negative carrying value. As the reporting unit has a positive fair value and as a result of the revised one-step impairment test under ASU 2017-04 described above, there is no impairment associated with this reporting unit.

Changes in Carrying Value of Intangible Assets Other than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2017	2016	2017	2016	2017	2016
Balance as of January 1	$285	$350	$148	$148	$433	$498
Amortization expense	(67)	(65)	—	—	(67)	(65)
Deconsolidation of Horseshoe Baltimore (1)	—	—	(22)	—	(22)	—
OpCo acquisition (2)	137	—	1,124	—	1,261	—
Other	—	—	4	—	4	—
Balance as of December 31	$355	$285	$1,254	$148	$1,609	$433
____________________

(1)	See Note 2 or further details relating to the deconsolidation of Horseshoe Baltimore.

(2)	See Note 4 for further details relating to the acquisition of OpCo.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other than Goodwill

	December 31, 2017				December 31, 2016
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.0	$1,030	$(693)	$337	$893	$(630)	$263
Contract rights	7.0	3	(2)	1	3	(1)	2
Gaming rights and other	6.5	43	(26)	17	43	(23)	20
		$1,076	$(721)	355	$939	$(654)	285
Non-amortizing intangible assets
Trademarks				790			126
Gaming rights				211			22
Total Rewards				253			—
				1,254			148
Total intangible assets other than goodwill				$1,609			$433
The aggregate amortization expense for intangible assets that continue to be amortized was $67 million, $65 million, and $65 million, respectively, for the years ended December 31, 2017, 2016, and 2015.
Estimated Five-Year Amortization

	Years Ended December 31,
(In millions)	2018	2019	2020	2021	2022
Estimated annual amortization expense	$64	$63	$63	$57	$14
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

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Equity securities	$8	$8	$—	$—
Government bonds	25	—	25	—
Total assets at fair value	$33	$8	$25	$—
Liabilities:
Derivative instruments	$1,016	$—	$—	$1,016

December 31, 2016
Assets:
Government bonds	$47	$—	$47	$—
Liabilities:
CEC Convertible Notes (1)	$1,600	$—	$—	$1,600
CEC common stock (1) (2)	1,936	—	1,936	—
VICI Call Right	131	—	—	131
Total liabilities at fair value	$3,667	$—	$1,936	$1,731
____________________

(1)	The CEC Convertible Notes and shares of CEC common stock underlying these liabilities were issued on the Effective Date. See Note 12 for further details on the CEC Convertible Notes.

(2)	Includes $23 million related to the $200 million equity buyback that was reclassified from Level 3 to Level 2 during 2016.
Changes in Level 3 Fair Value Measurements

	Year Ended December 31, 2017			Year Ended December 31, 2016
(In millions)	CEC Convertible Notes (1)	VICI Call Right (2)	Derivative Instruments (1)	CEC Convertible Notes	VICI Call Right
Balance as of beginning of period	$1,600	$131	$—	$—	$—
Restructuring of CEOC and other	640	46	—	1,600	131
Settlement of Restructuring Support and Forbearance Agreement Accrual	(2,240)	(177)	1,080	—	—
Change in fair value	—	—	(64)	—	—
Balance as of end of period	$—	$—	$1,016	$1,600	$131
____________________

(1)
The CEC Convertible Notes were remeasured at fair value and issued on the Effective Date with a debt component and a derivative liability component. See Note 12 for further details on the debt portion of the CEC Convertible Notes. The derivative portion of the CEC Convertible Notes is a recurring fair value measurement, see below.

(2)
The VICI Call Right was remeasured at fair value and then transferred to Accrued expenses and other current liabilities on the Balance Sheet upon settlement on the Effective Date because it is an option related to real estate and therefore not a derivative. See Note 9.

Equity Securities
Investments in equity securities are traded in active markets and have readily determined market values. These investments are in Prepayments and other current assets on our Balance Sheets. As of December 31, 2017, gross unrealized gains and losses on marketable securities were not material.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Government Bonds
Investments primarily consist of debt securities held by our captive insurance entities that are traded in active markets, have readily determined market values, and have maturity dates of greater than three months from the date of purchase. These investments primarily represent collateral for several escrow and trust agreements with third-party beneficiaries and are recorded in Deferred charges and other assets while a portion is included in Prepayments and other current assets in our Balance Sheets.
CEC Common Stock
The fair value of CEC’s common stock was estimated based on the number of shares CEC expected to issue and the share price on the Effective Date for the resolution of claims and potential claims. This fair value was estimated net of 146 million shares for which certain CEOC creditors elected to receive cash in lieu of shares of CEC common stock at a pre-negotiated price of $6.86 per share. The value of the purchase obligation was approximately $1.0 billion and was not subject to changes in fair value; therefore, the estimated fair value primarily represented the net shares expected to be issued after satisfying the repurchase obligation using the estimated fair value of CEC’s common stock. Effective in third quarter of 2017, the valuation models used do not require significant judgment, and inputs can be observed in a liquid market, such as the current trading price; therefore, this liability was classified as Level 1.
VICI Call Right
As described in Note 1, the VICI Call Right Agreements provide VICI with an option, exercisable within five years following the Effective Date, to purchase and lease-back the real property assets associated with Harrah’s Atlantic City, Harrah’s Laughlin and Harrah’s New Orleans (each VICI Call Right Agreement relating to a different property). If VICI does not exercise its call right within the exercise period, the respective VICI Call Right Agreement will automatically terminate.
If a call right is exercised, the purchase price will equal ten times the agreed annual rent for the property under the applicable lease, and the purchase will be on other customary terms and conditions, with the closing of such purchase(s) to occur following regulatory approvals. The rent under any such lease will be determined based on a rent-to-earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) coverage ratio and will be adjusted on terms consistent with the CEOC LLC Leases. If CEC is unable to timely deliver a property following the exercise of the call right due to limitations set forth in agreements governing CEC’s subsidiaries’ indebtedness, and if CEC is not able to provide replacement property providing equal or greater economic benefits to VICI, then CEC will be required to pay to VICI an amount in cash equal to the loss in value to VICI of $260 million, escalating at a fixed 8.5% interest rate, as specified in the applicable VICI Call Right Agreements, subject to certain conditions. Additionally, these call rights were subject: (1) in the case of Harrah’s Atlantic City and Harrah’s Laughlin, to the terms of the CERP credit agreement and (2) in the case of Harrah’s New Orleans, to the terms of the CGPH credit agreement. Subsequent to the CRC Merger, the call right is subject to the terms of the CRC Credit Agreement (defined in Note 12). Prior to the Effective Date, we accrued an estimate of the fair value of the VICI Call Right based on the expected terms as described in the Plan. The actual terms of the VICI Call Right was consistent with the expected terms on which our original estimates were based.
The valuation model used to estimate the fair value of the VICI Call Right was a Monte Carlo simulation and utilized the following key assumptions:

•	Ratio of EBITDAR to Initial Rent under Property Lease - 1.67 to 1.00

•	EBITDAR volatility - 25%

•	Enterprise value to revenue volatility - 12%

•	Ratio of initial purchase price to property lease rent - 12.00 to 1.00

•	EBITDAR to multiple correlation - 0.0%

•	Composite projected revenue growth rate - 1.7%

•	Composite projected EBITDAR margin growth rate - 23.8%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Since the key assumptions used in the valuation model were significant unobservable inputs, the fair value for the VICI Call Right was classified as Level 3. On the Effective Date, the VICI Call Right was transferred to Accrued expenses and other current liabilities on our Balance Sheet (see Note 9) at an amount equal to the fair value of the option on the Effective Date. Management does not believe that the liability should continue to be recognized at fair value after initial recognition until the execution or expiration of the option because it is an option related to real estate and therefore not a derivative and given the fair value option has not been elected. Additionally, provided the real estate property assets remain on the Balance Sheets, they will be evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.
Derivative Instruments
We do not purchase or hold any derivative financial instruments for trading purposes.
CEC Convertible Notes - Derivative Liability
On the Effective Date, CEC issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024, see Note 12 for further details.
U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional.
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the CEC Convertible Notes contains bifurcated derivative features and qualifies for derivative accounting. In accordance with ASC 815, CEC has bifurcated the conversion features of the note and recorded a derivative liability.
The derivative features of the note are carried on CEC’s Balance Sheet at fair value in Deferred credits and other liabilities. The derivative liability is marked-to-market each measurement period, and any unrealized change in fair value is recorded as a component in the Statements of Operations in Other income/(loss).
The derivative liability associated with the CEC Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.
Valuation Methodology
We estimated the fair value of the CEC Convertible Notes using a binomial lattice valuation model that incorporated the value of both the straight debt and conversion features of the notes. The CEC Convertible Notes have a face value of $1.1 billion, a term of 7 years, a coupon rate of 5%, and are convertible into 156 million shares of CEC common stock. The valuation model incorporated assumptions regarding the incremental cost of borrowing for CEC, the value of CEC’s equity into which these notes could convert, the expected volatility of such equity, and the risk-free rate.
Key Assumptions as of December 31, 2017 -

•	Incremental cost of borrowing - 4.75%

•	Expected volatility - 30%

•	Risk-free rate - 2.3%
Since the key assumptions used in the valuation model, including CEC’s estimated incremental cost of borrowing and the expected volatility of CEC’s equity, were significant unobservable inputs, the fair value for the conversion features of the CEC Convertible Notes was classified as Level 3.
Interest Rate Swap Derivatives
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2017,

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

we have entered into four interest rate swap agreements for notional amounts totaling $1.0 billion. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements will be accrued as interest rates change and recognized as an adjustment to interest expense for the related debt beginning on December 31, 2018. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of December 31, 2017 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of December 31, 2017 (1)	Maturity Date
1/1/2019	250	2.153%	N/A	12/31/2020
1/1/2019	250	2.172%	N/A	12/31/2020
1/1/2019	250	2.196%	N/A	12/31/2021
12/31/2018	250	2.274%	N/A	12/31/2022
____________________

(1)	Contract start dates are after December 31, 2017.
Valuation Methodology
The estimated fair values of our interest rate swap derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. The interest rate swap derivative instruments are included in either Deferred charges and other assets or Deferred credits and other liabilities on our Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. None of our derivative instruments are offset and all were classified as Level 2.
Derivatives Impact on Financial Statements
During the quarter ended December 31, 2017, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and applied the guidance to hedges entered into during the quarter. The amended guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged items.
The following table represents the fair values of derivative instruments on the Balance Sheets as of December 31, 2017:

	Derivative Liabilities
(In millions)	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
CEC Convertible Notes - derivative features	Deferred credits and other liabilities	$1,016
The fair value of our interest rate swap derivatives was immaterial. The effect of derivative instruments designated as hedging instruments in the Statements of Operations for amounts transferred into accumulated other comprehensive income/(loss) was immaterial for the year ended December 31, 2017.
Note 9 — Accrued Expenses and Other Current Liabilities
Total Rewards Loyalty Program
Our customer loyalty program, Total Rewards, offers incentives to customers primarily based on their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at our casino entertainment facilities located in the United States and Canada. Under the program, customers are able to accumulate reward credits over time that they can redeem in exchange for a variety of goods and services under the terms of the program. A customer will forfeit their reward credit balance if they do not earn a reward credit over the prior six-month period.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of customers being able to accumulate reward credits and present those rewards for redemption at some point in the future, we estimate the cost of fulfilling the redemption of reward credits based upon the cost of historical redemptions, after considering the effect of estimated forfeitures (referred to as “breakage”). We accrue the estimated cost of reward credits as the reward credits are earned by customers. The liability is included in Accrued expenses and other current liabilities on the Balance Sheets, and the related expense is included in Direct casino expense in the Statements of Operations.
Total Rewards members can also earn reward credits from Total Rewards VISA branded credit cards (the “Total Rewards VISA”) based on the dollar amount of transactions. Cardholders are provided extra benefits such as VIP access to resort outlets and upgraded Total Rewards tier status. Reward credits earned through the Total Rewards VISA can be accumulated until redeemed at the cardholders’ discretion within the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. The value of the reward credits is deferred when earned from cardholders’ transactions and recognized as revenue when redeemed and the related cost is incurred. Forfeitures are recognized as revenue as the reward credits expire.
Self-Insurance Accruals
We are self-insured for workers’ compensation and other risk products through our captive insurance subsidiaries. Our insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. We also utilize consultants to assist in the determination of certain estimated accruals. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions.
Detail of Accrued Expenses and Other Current Liabilities

	As of December 31,
(In millions)	2017	2016
Payroll and other compensation	$268	$155
Self-insurance claims and reserves	192	179
Advance deposits	189	87
VICI Call Right	177	—
Accrued taxes	137	56
Disputed claims liability (See Note 11)	112	—
Total Rewards	66	1
Chip and token liability	38	20
Payable to former minority investors and holders of CIE equity awards (See Note 18)	—	63
Other accruals	280	132
Total accrued expenses and other current liabilities	$1,459	$693
Note 10 — Leases
Operating Leases
We lease both real estate and equipment used in our operations. As of December 31, 2017, the remaining term of our operating leases ranged from 1 to 80 years with various automatic extensions. For the years ended December 31, 2017, 2016 and 2015, rent expense for operating leases was $84 million, $74 million, and $72 million, respectively. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. However, such amounts are not considered material.
Failed Sale-Leaseback Financing Obligations
As described in Note 1 and Note 4, in conjunction with CEOC’s emergence from bankruptcy, OpCo, which was acquired by CEC and then immediately merged with and into CEOC LLC, with CEOC LLC as the surviving entity, entered into the CEOC LLC

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases with VICI on the Effective Date. Additionally, on December 22, 2017, Harrah’s Las Vegas sold certain real estate assets to VICI and simultaneously entered into the HLV Lease.
Each lease agreement provides for fixed rent (subject to escalation) during an initial term, then rent consisting of both base rent and variable percentage rent elements, and has a 15-year initial term and four five-year renewal options. The CEOC LLC Leases and the HLV Lease provide for annual fixed rent of $640 million and $87 million, respectively. Each of the leases includes escalation provisions beginning at various points in the initial term and continuing through the renewal terms equal to the greater of either: (i) 1% or 2% (varies by lease) or (ii) the Consumer Price Index. The leases also include provisions for contingent rental payments calculated based on a percentage of net revenue of the underlying lease properties commencing in year two of the Caesars Palace lease, in year six of the remaining CEOC LLC Leases, and year eight for the HLV Lease.
The leases were evaluated as a sale-leaseback of real estate. Under the expected terms of the lease agreements, we are required to contribute to a FF&E reserve account that VICI may use as collateral in a future VICI financing. We determined that this contingent-collateral arrangement represents a prohibited form of continuing involvement. Among other things, we estimated that the length of the leases, including optional renewal periods, would represent substantially all (90% or more) of the remaining economic lives of the properties and facilities subject to the leases, and the terms of the renewal options give the Company the ability to renew the lease at a rate that has the potential of being less than a fair market value rate as determined at the time of renewal. These, among certain other conditions, represent a prohibited form of continuing involvement. Therefore, we determined that these transactions did not qualify for sale-leaseback accounting, and we accounted for the transaction as a financing.
For a failed sale-leaseback transaction, the real estate assets generally remain on the consolidated balance sheet at their historical net book value and are depreciated over their remaining useful lives while a failed sale-leaseback financing obligation is recognized for the proceeds received. For the CEOC LLC Leases transaction, the real estate assets that were sold to VICI and leased back by OpCo were first adjusted to fair value upon CEOC’s emergence from bankruptcy and the failed sale-leaseback financing obligation was recognized at an amount equal to this fair value. CEC then recognized a failed sale-leaseback financing obligation equal to this fair value as part of the acquisition of OpCo (see Note 4).
As described above, for failed sale-leaseback transactions, we continue to reflect the real estate assets on our Balance Sheets in Property and equipment, net as if we were the legal owner, and we continue to recognize depreciation expense over the estimated useful lives. We do not recognize rent expense related to the leases, but we have recorded a liability for the failed sale-leaseback obligations and the majority of the periodic lease payments are recognized as interest expense. In the initial periods, cash payments are less than the interest expense recognized in the Statements of Operations, which causes the related sale-leaseback liability to increase during the beginning of the lease term.
Future Minimum Lease Commitments

(In millions)	Operating Leases	Financing Obligation
2018	$67	$666
2019	55	730
2020	54	734
2021	53	739
2022	49	745
Thereafter	1,018	36,330
Total minimum rental commitments	$1,296	$39,944
Guarantee for Failed Sale-Leaseback
Subject to certain exceptions, the payment of all monetary obligations under the CEOC LLC Leases is guaranteed by CEC and the payment of all monetary obligations under the HLV Lease is guaranteed by CRC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
Caesars is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Noteholder Disputes
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
On June 9, 2016, CEC, CEOC and the Hilton Parties entered into a settlement of the claims in the Hilton Actions (the “Settlement Agreement”), which was approved by the CEOC Bankruptcy Court on July 19, 2016. Under the Settlement Agreement, Hilton received a general unsecured claim in CEOC’s bankruptcy case for an amount equal to $51 million plus 31.75% of amounts paid by Hilton to the Hilton Plan due after July 16, 2016. In addition, for periods following the Effective Date of the Plan, CEC assumed certain of CEOC’s obligations under the Allocation Agreement and Hilton turned over to CEC the distributions on account of $25 million of Hilton’s claim in the CEOC bankruptcy, minus an amount for reimbursement of Hilton’s costs and expenses. The settlement amount was fully accrued in liabilities subject to compromise at CEOC, which was acquired by CEC on the Effective Date.
Pursuant to the Settlement Agreement and the occurrence of the Effective Date, the Hilton Actions were dismissed with prejudice. In addition, with CEC’s consent, Hilton sold its claim in the CEOC bankruptcy and turned over to CEC the proceeds from the sale of CEC’s portion of Hilton’s claim minus the reimbursement of Hilton’s costs and expenses. CEC received these net sale proceeds, totaling approximately $12 million in the fourth quarter of 2017, of which $7 million was recorded in Deferred credits and other liabilities and $5 million was recorded in Accrued expenses and other current liabilities on the Balance Sheet at December 31, 2017.
National Retirement Fund
Five indirect subsidiaries of CEC which were required to make contributions to the National Retirement Fund’s (“NRF’s”) legacy plan (the “Five Employers”) and the members of the Five Employers’ controlled group have been engaged in a number of actions, proceedings and appeals with the NRF, its fund manager, and its board of trustees (the “NRF Litigations”) arising out of the January 2015 vote of a majority of the NRF’s trustees to expel the Five Employers from the NRF’s legacy plan.
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the Five Employers, the NRF, the NRF’s legacy plan, the NRF’s trustees, and others entered into a Settlement Agreement (the “NRF Settlement Agreement”). Under the NRF Settlement Agreement, on the Effective Date, CEC paid $45 million to the NRF (the “NRF Payments”) and mutual releases between the CEC-affiliated parties and the NRF-affiliated parties to the NRF Settlement Agreement became effective. Promptly after the Effective Date, each of the actions, proceedings and appeals relating to the NRF Litigations was dismissed with prejudice.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2016, with respect to the NRF Payments, the Company had accrued $30 million related to the litigation settlement, the legal fee reimbursement, and the withdrawal liability in Accrued expenses and other current liabilities on the Balance Sheets. The portion of the NRF Payments related to contributions of $15 million was accounted for as a prepayment toward future pension contributions and recorded in Deferred charges and other assets at December 31, 2017 on the Balance Sheet.
Contractual Commitments
NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada casino properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service was completed in the first quarter of 2018 (the “Cease-Use Date”). As a result of our decision to exit, an order from the Public Utilities Commission of Nevada required that we pay an aggregate exit fee of $48 million. These fees are payable over three to six years at an aggregate present value of $38 million as of December 31, 2017 and are recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets, with a corresponding expense recognized in Other operating costs in the Statements of Operations.
For six years following the Cease-Use Date, we will also be required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. Total fees to be incurred are estimated to be $30 million, with an estimated present value of $26 million. The present value of the liability will be recorded during the first quarter of 2018 as of the effective date of the transition and will be adjusted in the future if actual fees incurred differ from our estimates.
Golf Course Properties
Concurrently with the execution of the CEOC LLC Leases with VICI described in Note 10, certain Golf Course Properties were sold to VICI. CEOC LLC entered into a Golf Course Use Agreement with VICI over a 35-year term, pursuant to which we incur (i) an annual payment of $10 million subject to escalation, (ii) an annual use fee of $3 million, subject to escalation beginning in the second year, and (iii) per-round fees. All of these payments are guaranteed by CEC. The Golf Course Use Agreement was determined not to be a lease.
As of December 31, 2017, we had a financing obligation of $74 million related to our continued recognition of the Golf Course Properties. Title to these properties has been transferred, but management concluded that derecognition of the Golf Course Properties was not permitted under ASC 360, Property, Plant and Equipment, due to CEC’s guarantee of VICI’s investment in the Golf Course Properties. The Golf Course Properties value of $74 million is reflected in Property, plant and equipment, net on our Balance Sheet. Our obligation to make $10 million in annual payments under the Golf Course Use Agreement exceeds the fair value of services being received. Management recorded an additional obligation equal to the fair value of these payments. As of December 31, 2017, the obligation of $142 million is reflected in Deferred credits and other liabilities on our Balance Sheet.
The obligations will be amortized using the effective interest method over the term of the Golf Course Use Agreement which continues through October 2052. The amortization on these obligations for the year ended December 31, 2017 was immaterial and reflected in Interest expense in our Statement of Operations.
VICI Leases
Under the CEOC LLC Leases, we are required to spend $100 million in capital expenditures annually and $495 million for every three-year period. Under the HLV Lease, we are required to spend $171 million in capital expenditures for the period from January 1, 2017 through December 31, 2021, and thereafter, spend an amount equal to at least 1% of Harrah’s Las Vegas net revenue for the prior lease year.
Tribal Casino Management Contracts
The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide a minimum monthly payment that must be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to contracts for the four managed, Indian-

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

owned facilities is approximately $1 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.
Resolution of Disputed Claims
Prior to the Effective Date, CEOC’s financial statements included amounts classified as liabilities subject to compromise, which represented estimates of pre-petition obligations impacted by the Chapter 11 reorganization process. These amounts represented the Debtors’ then-current estimate of known or potential pre-petition obligations to be resolved in connection with CEOC’s emergence from bankruptcy.
Following the Effective Date, actions to enforce or otherwise affect repayment of liabilities preceding January 15, 2015 (the “Petition Date”), as well as pending litigation against the Debtors related to such liabilities, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. CEOC LLC will continue the process of reconciling such claims to the amounts listed by the Debtors in their schedules of assets and liabilities, as amended. Claims that remain unresolved total approximately $112 million, which is an estimate based upon management’s best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow and is less than the actual amount submitted by each claimant, an aggregate total of approximately $855 million as of December 31, 2017.
Pursuant to the Plan, CEC and CEOC deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to unsecured claims (excluding debt claims) as they become allowed. As claims are resolved, the claimants receive distributions of CEC common stock, cash or cash equivalents, and/or CEC Convertible Notes from the reserves on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares, cash, and convertible notes remain undistributed upon resolution of the remaining disputed claims, such amounts will be returned to CEC.
As of December 31, 2017, approximately $54 million in cash, 9 million shares of CEC common stock, and $35 million in principal value of CEC Convertible Notes remain in reserve for distribution to holders of disputed claims whose claims may ultimately become allowed in the escrow trust. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s consolidated financial statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Plan.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Debt

	December 31, 2017				December 31, 2016
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (5)	$—	$—	$—
CRC Term Loan	2024	variable (6)	4,700	4,616	—
CEOC LLC Revolving Credit Facility (2)	2022	variable (7)	—	—	—
CEOC LLC Term Loan (2)	2024	variable (8)	1,500	1,499	—
CERP Revolving Credit Facility (3)	N/A	N/A	—	—	40
CERP Senior Secured Loan (3)	N/A	N/A	—	—	2,387
CERP First Lien Notes (3)	N/A	N/A	—	—	993
CERP Second Lien Notes (3)	N/A	N/A	—	—	1,140
CGPH Term Loan (3)	N/A	N/A	—	—	1,119
CGPH Notes (3)	N/A	N/A	—	—	662
Horseshoe Baltimore Credit and FF&E Facilities (4)	N/A	N/A	—	—	309
Cromwell Credit Facility (3)	N/A	N/A	—	—	167
Other Financing Obligations	N/A	N/A	—	—	7
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,078	1,078	—
CRC Notes	2025	5.25%	1,700	1,664	—
Special Improvement District Bonds	2037	4.30%	56	56	14
Total debt			9,034	8,913	6,838
Current portion of long-term debt			(64)	(64)	(89)
Long-term debt			$8,970	$8,849	$6,749

Unamortized premiums, discounts and deferred finance charges				$121	$110
Fair value			$9,100
____________________

(1)	Interest rate is fixed, except where noted.

(2)
As part of the acquisition of OpCo, we assumed $1.2 billion in debt that was issued in connection with CEOC’s emergence from bankruptcy and the $200 million revolving credit facility described below. See Note 1 and Note 4 for additional information.

(3)	All outstanding amounts were fully repaid during 2017.

(4)
As described in Note 2, we deconsolidated Horseshoe Baltimore effective August 31, 2017. As a result, we derecognized the long-term debt outstanding under the Horseshoe Baltimore Credit Facility and the Horseshoe Baltimore FF&E Facility.

(5)	London Interbank Offered Rate (“LIBOR”) plus 2.25%.

(6)	LIBOR plus2.75%.

(7)	LIBOR plus 2.00%

(8)	LIBOR plus 2.50%.
Annual Estimated Debt Service Requirements

	Years Ended December 31,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Annual maturities of long-term debt	$64	$64	$64	$64	$64	$8,714	$9,034
Estimated interest payments	440	450	460	450	450	980	3,230
Total debt service obligation (1)	$504	$514	$524	$514	$514	$9,694	$12,264
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2017 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months.
Borrowings under the revolving credit facilities are each subject to the provisions of the applicable credit facility agreements. The applicable credit facility agreements each have a contractual maturity of greater than one year. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and would be classified as current.
We believe that our cash and cash equivalents balance, our cash flows from operations, and/or financing available under our revolving credit facilities will be sufficient to meet our normal operating requirements, to fund planned capital expenditures, and to fund debt service during the next 12 months and the foreseeable future.
Debt Discounts or Premiums and Deferred Finance Charges
Debt discounts or premiums and deferred finance charges incurred in connection with the issuance of debt are amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts are written off and included in our gain or loss calculations to the extent we extinguish debt prior to its original maturity date.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of December 31, 2017 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 3 in the fair value hierarchy.
CRC Term Loan and Revolving Credit Facility
At the time of the CRC Merger described in Note 1, on December 22, 2017, CRC entered into a new $5.7 billion senior secured credit facility (the “CRC Senior Secured Credit Facilities”), including a $1.0 billion five-year revolving credit facility (the “CRC Revolving Credit Facility”) and a $4.7 billion seven-year first lien term loan (the “CRC Term Loan”). The CRC Senior Secured Credit Facilities were funded and closed pursuant to the Credit Agreement, dated as of December 22, 2017 (the “CRC Credit Agreement”).
The CRC Term Loan matures in 2024. The CRC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The CRC Term Loan requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CRC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of December 31, 2017, no amounts were outstanding under the CRC Revolving Credit Facility and approximately $100,000 was committed to outstanding letters of credit.
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan and (b) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s senior secured leverage ratio (“SSLR”), the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization.
In addition, CRC is required to pay a commitment fee in respect of any commitments under the CRC Revolving Credit Facility in the amount of 0.50% of the principal amount of the commitments, subject to step-downs to 0.375% and 0.25% based upon CRC’s SSLR. CRC is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CRC Notes
On October 16, 2017, Escrow Issuer and Finance, then both wholly owned subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). In conjunction with the CRC Merger, Escrow Issuer merged with and into CRC, with CRC as the surviving entity and borrower.
CEOC LLC Term Loan and Revolving Credit Facility
As part of the acquisition of OpCo on the Effective Date, we assumed debt that was issued in connection with CEOC’s emergence from bankruptcy including a $1.2 billion term loan (the “CEOC LLC Term Loan”) pursuant to a Credit Agreement (the “CEOC LLC Credit Agreement”). In addition, OpCo had a $200 million revolving credit facility (the “CEOC LLC Revolving Credit Facility”).
The CEOC LLC Term Loan matures in 2024 and the CEOC LLC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The CEOC LLC Term Loan requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CEOC LLC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of December 31, 2017, no borrowings were outstanding under the CEOC LLC Revolving Credit Facility and approximately $50 million was committed to outstanding letters of credit.
On December 18, 2017, CEOC LLC completed a $265 million incremental term loan facility (the “Incremental Term Loan”) under CEOC LLC Credit Agreement. The Incremental Term Loan is structured as an add-on to the existing CEOC LLC Term Loan and has the same terms as the existing CEOC LLC Term Loan, including the same applicable interest rate and the same maturity date.
Borrowings under the CEOC LLC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CEOC LLC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CEOC LLC Term Loan, 2.50% per annum in the case of any LIBOR loan or 1.50% per annum in the case of any base rate loan and (b) in the case of the CEOC LLC Revolving Credit Facility, 2.00% per annum in the case of any LIBOR loan and 1.00% per annum in the case of any base rate loan, subject in the case of the CEOC LLC Revolving Credit Facility to two 0.125% step-downs based on CEOC LLC’s SSLR.
In addition, CEOC LLC is required to pay a commitment fee in respect of any commitments under the CEOC LLC Revolving Credit Facility in the amount of 0.50% of the principal amount of the commitments, subject to step-downs to 0.375% and 0.25% based upon CEOC LLC’s SSLR. CEOC LLC is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
CEC Convertible Notes
On the Effective Date, CEC issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 to CEOC’s creditors pursuant to the terms of the Plan. The CEC Convertible Notes were issued pursuant to the Indenture, dated as of October 6, 2017.
The CEC Convertible Notes are convertible at the option of holders into a number of shares of CEC common stock that is equal to approximately 0.139 shares of CEC common stock per $1.00 principal amount of CEC Convertible Notes, which is equal to an initial conversion price of $7.19 per share. If all the shares were issued on the Effective Date, they would have represented approximately 17.9% of the shares of CEC common stock outstanding on a fully diluted basis. The holders of the CEC Convertible Notes can convert them at any time after issuance. CEC can convert the CEC Convertible Notes beginning in October 2020 if the last reported sale price of CEC common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. CEC does not have any other redemption rights. As of December 31, 2017, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock were issuable upon conversion of the CEC Convertible Notes. As of December 31, 2017, the remaining life of the CEC Convertible Notes is 6.75 years.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has determined that the CEC Convertible Notes contain derivative features that require bifurcation. We separately account for the liability component and equity conversion option of the CEC Convertible Notes. The portion of the overall fair value allocated to the liability was calculated by using a binomial lattice model without the conversion features included. The difference between the overall instrument value and the value of the liability component was assumed to be the value of the equity component. See Note 8 for more information on the CEC Convertible Notes’ fair value measurements.
Debt Repayments and Refinancing in 2017
In connection with the CGPH Term Loan refinancing in April 2017, the property specific term loan encumbering The Cromwell was repaid in June 2017. Additionally, CEOC LLC used the net cash proceeds from the Incremental Term Loan together with cash on hand to redeem all of the outstanding $330 million aggregate principal amount of 9.25% senior secured notes due 2020 of CEOC LLC’s subsidiaries Chester Downs and Marina, LLC and Chester Downs Finance Corp. at a price equal to 102.313% of the principal amount thereof, plus accrued and unpaid interest, to, but not including, the date of redemption.
Proceeds from the CRC Notes and the CRC Senior Secured Credit Facilities, together with cash on hand, were used to repay CERP and CGPH’s outstanding debt and applicable accrued interest, which included completing cash tender offers for CGPH’s Second-Priority Notes due 2022 (the “CGPH Notes”), CERP’s First-Priority Senior Secured Notes due 2020 (the “CERP First Lien Notes”) and CERP’s Second-Priority Senior Secured Notes due 2021 (the “CERP Second Lien Notes”).
Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities in 2017

(In millions)	Proceeds	Repayments	Loss on Extinguishment of Debt
CRC Revolving Credit Facility	$300	$(300)	$—
CRC Term Loan	4,700	—	—
CEOC LLC Term Loan (1)	265	—	—
CRC Notes	1,700	—	—
CERP Revolving Credit Facility (2)	—	(40)	(1)
CERP Senior Secured Loan (2)	59	(2,484)	(29)
CERP First Lien Notes (2)	—	(1,000)	(27)
CERP Second Lien Notes (2)	—	(1,150)	(75)
CGPH Term Loan (2)	226	(1,372)	(22)
CGPH Notes (2)	—	(675)	(60)
CGPH Revolving Credit Facility (2)	—	—	(1)
Cromwell Credit Facility (2)	—	(171)	(4)
Horseshoe Baltimore Credit & FF&E Facilities (3)	300	(320)	(12)
Chester Downs Senior Secured Notes (2)	—	(330)	(1)
Other debt activity	—	(2)	—
Capital lease payments	—	(2)	—
Total	$7,550	$(7,846)	$(232)
____________________

(1)	This amount does not include the debt assumed as part of the OpCo acquisition. See Note 1 and Note 4 for additional information.

(2)	All outstanding amounts were fully repaid during 2017.

(3)
The Horseshoe Baltimore Credit & FF&E Facilities were refinanced in July 2017. We deconsolidated Horseshoe Baltimore effective August 31, 2017 and derecognized the long-term debt outstanding under the Horseshoe Baltimore Credit Facility and the Horseshoe Baltimore FF&E Facility. See Note 2.

Terms of Outstanding Debt
Restrictive Covenants
The CRC Credit Agreement, CEOC LLC Credit Agreement, and the indentures related to the CEC Convertible Notes and CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The CRC Revolving Credit Facility and CEOC LLC Revolving Credit Facility include maximum first-priority net SSLR financial covenants of 6.35:1 and 3.50:1, respectively, which are applicable beginning in the quarter ended March 31, 2018 and solely to the extent that the testing condition (25% and 30% utilization of the CRC Revolving Credit Facility and CEOC LLC Revolving Credit Facility, respectively, (excluding certain letters of credit) at the reporting date) is satisfied and excluding any period in which a covenant suspension period is occurring.
Guarantees
The borrowings under the CRC Credit Agreement and CEOC LLC Credit Agreement are guaranteed by the material, domestic, wholly owned subsidiaries of CRC and CEOC LLC, respectively, (subject to exceptions), and are secured by a pledge (and, with respect to real property, mortgage) of substantially all of the existing and future property and assets of CRC and CEOC LLC and the guarantors (subject to exceptions), including a pledge of the capital stock of the domestic and 65% of the first-tier foreign subsidiaries held by CRC and CEOC LLC and the guarantors, in each case subject to exceptions.
The CEC Convertible Notes are senior unsecured obligations of CEC and rank equally and ratably in right of payment with all existing and future senior unsecured obligations of CEC and senior to all future subordinated indebtedness of CEC. The CEC Convertible Notes are not guaranteed.
The CRC Notes are guaranteed on a senior unsecured basis by each wholly owned, domestic subsidiary of CRC that is a subsidiary guarantor with respect to the CRC Senior Secured Credit Facilities. The CRC Notes are senior unsecured obligations of CRC and the subsidiary guarantors.
Restricted Net Assets
Because of the restrictions in our borrowings and other arrangements, the amount of net assets at consolidated subsidiaries not available to be remitted to CEC via dividend, loan or transfer was $3.2 billion and $4.0 billion as of December 31, 2017 and 2016, respectively.
Note 13 — Earnings Per Share
Basic earnings per share is computed by dividing the applicable income amounts by the weighted-average number of shares of common shares outstanding. Diluted earnings per share is computed by dividing the applicable income amounts by the sum of weighted-average number of shares of common stock outstanding and dilutive potential common shares.
For a period in which Caesars generated a net loss, the weighted-average basic shares outstanding was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Basic and Dilutive Net Earnings Per Share Reconciliation

	Years Ended December 31,
(In millions, except per share data)	2017	2016	2015
Income/(loss) from continuing operations attributable to Caesars, net of income taxes	$(375)	$(6,428)	$5,854
Income from discontinued operations attributable to Caesars, net of income taxes	—	3,380	155
Net income/(loss) attributable to Caesars	$(375)	$(3,048)	$6,009

Weighted average common share outstanding	279	146	145
Dilutive potential common shares: stock options	—	—	2
Weighted average common shares and dilutive potential common shares	279	146	147

Basic earnings/(loss) per share from continuing operations	$(1.35)	$(43.96)	$40.42
Basic earnings per share from discontinued operations	—	23.11	1.07
Basic earnings/(loss) per share	$(1.35)	$(20.85)	$41.49

Diluted earnings/(loss) per share from continuing operations	$(1.35)	$(43.96)	$39.81
Diluted earnings per share from discontinued operations	—	23.11	1.06
Diluted earnings/(loss) per share	$(1.35)	$(20.85)	$40.87
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Years Ended December 31,
(In millions)	2017	2016	2015
Stock options	12	10	4
Restricted stock units and awards	9	9	1
CEC Convertible Notes	36	—	—
Total anti-dilutive common stock	57	19	5
Note 14 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated cost of providing such casino promotional allowances is included in Direct casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2017	2016	2015
Food and beverage	$347	$277	$281
Rooms	285	234	234
Other	47	27	48
	$679	$538	$563
Estimated Cost of Providing Casino Promotional Allowances

	Years Ended December 31,
(In millions)	2017	2016	2015
Food and beverage	$223	$170	$169
Rooms	100	82	83
Other	28	17	17
	$351	$269	$269

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 — Stock-Based Compensation
Caesars Entertainment Stock-Based Compensation Plans
We have maintained long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, based on CEC common stock (NASDAQ symbol “CZR”), including time-based and performance-based stock options, restricted stock units (“RSUs”), restricted stock awards, stock grants, or a combination of awards.
Prior Performance Incentive Plans
Upon the adoption of the Caesars Entertainment Corporation 2012 Performance Incentive Plan, as amended, (the “2012 Incentive Plan”) options may no longer be granted under the Harrah’s Entertainment, Inc. Management Equity Incentive Plan, as amended, (the “2008 Incentive Plan”). There was an immaterial number of options outstanding under the 2008 Incentive Plan at December 31, 2017.
The 2012 Incentive Plan allowed for the granting of equity based awards for directors, employees, officers and consultants or advisers who rendered services to Caesars Entertainment or its subsidiaries. The 2012 Incentive Plan provided for a one-time stock option exchange program to permit Caesars Entertainment to cancel certain stock options held by certain of its employees, service providers and directors in exchange for new, replacement options to purchase an equal number of shares of our common stock (the “Replacement Options”).
All Replacement Options have vested as of December 31, 2017 except those subject to vesting if funds affiliated with the Sponsors achieve at least a 1.5X return, which will vest on the date that Caesars Entertainment’s 30-day trailing average closing common stock price equals or exceeds $35.00 per share.
In July 2017, Caesars Entertainment Corporation adopted the Caesars Entertainment Corporation 2017 Performance Incentive Plan, (the “2017 Incentive Plan”) upon approval of the Company’s stockholders and, upon adoption, awards may no longer be granted under the 2012 Incentive Plan. As of December 31, 2017, there were approximately 9 million options outstanding under the 2012 Incentive Plan, which will expire between years 2022 and 2025. As of December 31, 2017, there were approximately 5 million RSUs outstanding under the 2012 Incentive Plan.
2017 Performance Incentive Plan
We adopted the 2017 Incentive Plan in July 2017, which allows for the granting of equity based awards for directors, employees, officers and consultants or advisers who rendered services to Caesars Entertainment or its subsidiaries. Under the 2017 Incentive Plan, a total of 25 million shares of our common stock have been authorized for issuance. No options have been granted under the 2017 plan to date. RSUs granted under the 2017 Incentive Plan generally vest ratably over four years. The number of unissued common shares reserved for future grants under the plan is 13 million as of December 31, 2017.
On March 14, 2017, we modified certain vested and unvested stock options held by employees with exercise prices above the then-current market price of CEC’s common stock to have an exercise price of $9.45 resulting in incremental compensation cost of $1 million. Vesting terms of the unvested awards remained unchanged.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Caesars Entertainment Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	9,820,168	$11.69	6.2	$2
Assumed (1)	897,204	5.67
Exercised	(1,249,640)	6.51
Forfeited	(112,917)	9.47
Expired	(126,925)	10.58
Outstanding as of December 31, 2017	9,227,890	10.36	3.9	35
Vested and expected to vest as of December 31, 2017	9,227,890	10.36	3.9	35
Exercisable as of December 31, 2017	7,698,080	8.97	3.7	31
____________________

(1)	CAC grants that were converted to CEC grants at the Exchange Ratio.
Caesars Entertainment Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2017	2016	2015
Options Granted:
Number of options granted	—	—	1,844,332
Weighted average grant-date fair value per share (1)	$—	$—	$3.38
Weighted average exercise price per share (1)	$—	$—	$10.04

Option Exercises:
Number of options exercised	1,249,640	11,101	58,700
Cash received for options exercised (2)	$8	$—	$—
Aggregate intrinsic value of options exercised (2)	$7	$—	$—
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

(2)	2016 and 2015 amounts are immaterial.
Caesars Entertainment Assumptions Used to Estimate Option Values

2015
Expected volatility	42.0%
Expected dividend yield	—%
Expected term (in years)	5.7
Risk-free interest rate	1.6%
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Caesars Entertainment Restricted Stock Unit Activity
During the year ended December 31, 2017, we granted restricted stock units to employees of Caesars Entertainment with an aggregate fair value of $153 million. Each restricted stock unit represents the right to receive payment in respect of one share of the Caesars Entertainment’s common stock. The following table summarizes the activity of Caesars Entertainment’s RSUs during the year ended December 31, 2017.

	Units	Wtd Avg Fair Value
Outstanding as of December 31, 2016	8,447,922	$7.95
Granted	11,955,390	12.78
Assumed (1)	379,109	11.50
Vested	(2,898,737)	8.71
Forfeited	(609,025)	8.71
Outstanding as of December 31, 2017	17,274,659	11.22
____________________

(1)	CAC grants that were converted to CEC grants at the Exchange Ratio.
The fair value of RSUs vested during the years ended December 31, 2017, 2016, and 2015, was $29 million, $23 million, and $8 million, respectively.
Unrecognized Compensation Cost
As of December 31, 2017, there was $167 million of total unrecognized compensation cost related to Caesars Entertainment stock-based compensation plans, which is expected to be recognized over a remaining weighted-average period of 3.4 years.
CIE Stock-Based Compensation Plan
Historically, CIE granted stock-based compensation awards in CIE common stock to its employees, directors, service providers and consultants in accordance with the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan. These awards were classified as liability-based instruments and were re-measured at their fair value at each reporting date.
As described in Note 18, in September 2016, CIE sold its SMG Business, which represented the majority of CIE’s operations, and the SMG Business has been presented as discontinued operations. Upon the closing of the SMG Business sale, all outstanding CIE stock-based compensation awards were deemed fully vested and were subsequently paid in cash in connection with the closing of the SMG Business sale. The portion of CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was reclassified to discontinued operations for all periods presented in the Statements of Operations (see Note 18). The portion of CIE’s stock-based compensation expense not directly identifiable with employees of the SMG Business was included in Property, general, administrative, and other in the Statements of Operations.
CIE Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2016	2015
Options Granted:
Number of options granted	377	10,350
Weighted average grant-date fair value per share (1)	$5,404.93	$4,670.27
Weighted average exercise price per share	$19,166.18	$15,352.49

Option Exercises:
Number of options exercised	909	1,984
Cash received for options exercised	$2	$5
Aggregate intrinsic value of options exercised	$13	$21
____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assumptions Used to Estimate CIE Option Value

Years Ended December 31,
	2016	2015
Expected range of volatility	40.5% - 44.6%	42.9% - 49.4%
Expected dividend yield	—%	—%
Expected range of term (in years)	0.8 - 4.2	1.5 - 4.7
Risk-free interest rate range	0.5% - 1.2%	0.7% - 1.7%
CAC Equity-Based Compensation Plan
In April 2014, the CAC Board of Directors approved the CAC Equity-Based Compensation Plan (the “CAC Equity Plan”) which allowed CEC to grant CAC stock-based instruments. In May 2014, CEC granted awards under the CAC Equity Plan which fully vested in October 2016. Stock-based compensation expense related to these awards totaled $2 million and $12 million, respectively, in 2016 and 2015.
CAC Stock-Based Compensation Plans
CAC Performance Incentive Plan
Historically, CAC granted stock-based compensation awards to its officers, employees, directors, individual consultants and advisers of CAC and its subsidiaries in accordance with the Caesars Acquisition Company 2014 Performance Incentive Plan (the “CAC 2014 Incentive Plan”). As described Note 1, in connection with the CAC Merger, all outstanding awards issued and outstanding under the CAC 2014 Incentive Plan were canceled and exchanged for an equivalent number of CEC awards based on the Exchange Ratio.
Caesars Acquisition Company Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	1,002,500	$9.43	7.8	$4
Exercised	(450,375)	9.68
Canceled concurrent with the CAC Merger (1)	(552,125)	9.22
Outstanding as of December 31, 2017	—	—	—	—
____________________

(1)	CAC stock option grants were canceled and CEC assumed the stock option grants as a result of the CAC Merger.
Caesars Acquisition Company Stock Option Grants and Exercises

	Years Ended December 31,
(Dollars in millions, except per share data)	2017	2016	2015
Options Granted:
Number of options granted	—	—	20,000
Weighted average grant-date fair value per share	$—	$—	$3.10
Weighted average exercise price per share	$—	$—	$7.73

Option Exercises:
Number of options exercised	450,375	417,500	—
Cash received for options exercised	$4	$4	$—
Aggregate intrinsic value of options exercised	$2	$1	$—

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There were no stock option valuations required during the years ended December 31, 2017 and 2016. Valuation assumptions for CAC’s stock options used in the Black-Scholes model to estimate fair value were as follows:
Caesars Acquisition Company Assumptions Used to Estimate Option Values

Year Ended December 31, 2015
Expected volatility	39.9% - 45.7%
Expected dividend yield	—%
Expected term (in years)	5.8 - 9.4
Risk-free interest rate	1.8% - 2.3%
Caesars Acquisition Company Restricted Stock Unit Activity

	Units	Wtd Avg Fair Value
Outstanding as of December 31, 2016	493,061	$11.82
Vested	(259,765)	12.62
Canceled concurrent with the CAC Merger (1)	(233,296)	10.92
Outstanding as of December 31, 2017	—	—
____________________

(1)	CAC RSU grants were canceled and CEC assumed the RSU grants as a result of the CAC Merger.
The fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $5 million, $4 million and $4 million, respectively.
Composition of Stock-Based Compensation Expense (All Plans)

	Years Ended December 31,
(In millions)	2017	2016	2015
Corporate expense	$36	$37	$65
Property, general, administrative, and other	7	195	37
Total stock-based compensation expense	$43	$232	$102
Note 16 — Deferred Compensation and Employee Benefit Plans
Deferred Compensation
Deferred Compensation Plans
As of December 31, 2017, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under: (1) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), (2) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), (3) the Park Place Entertainment Corporation Executive Deferred Compensation Plan (“CEDCP”), (4) the Harrah’s Entertainment, Inc. Deferred Compensation Plan (“DCP”), and (5) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts.
Plan obligations in respect of all of these plans were included in Caesars’ financial statements as liabilities prior to the deconsolidation of CEOC and subsequent to the Effective Date. Caesars recorded in the accompanying financial statements $40 million in liabilities as of December 31, 2016 representing the estimate of its obligations under the ESSP and ESSP II and for certain former Directors and employees who had employment agreements with Harrah’s Entertainment, Inc., (the predecessor to CEC) and participated in the EDCP. The additional liability in respect of the CEDCP and DCP that Caesars had not recorded as of December 31, 2016 was

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $32 million, as we determined that this portion of the liability was attributable to CEOC pending the effectiveness of the settlement described below. Following the settlement, total plan obligations recognized by Caesars as of December 31, 2017 was approximately $63 million.
Deferred Compensation Plans Trust Agreement
CEC is a party to a trust agreement (the “Trust Agreement”) structured as a so-called “rabbi trust” arrangement, which holds assets that may be used to satisfy obligations under the deferred compensation plans above. Amounts held pursuant to the Trust Agreement were approximately $65 million and $62 million as of December 31, 2017 and 2016, respectively, and have been reflected as long-term assets on the Balance Sheets.
Settlement Agreement
On September 14, 2016, CEC entered into a settlement agreement with CEOC related to the liabilities and assets associated with the above deferred compensation plans, which was approved by the Bankruptcy Court on October 17, 2016. Pursuant to the settlement agreement, contemporaneously with the Effective Date, CEC assumed all obligations to plan participants under or with respect to all five of the deferred compensation plans. At that time, CEOC and the other Debtors relinquished and released any claim or right that any of them may have had in respect of the assets held under either the Trust Agreement or the additional assets held pursuant to a separate escrow agreement (the “Escrow Agreement”). This settlement transaction was completed as part of the Plan on the Effective Date. See Note 1. Assets held pursuant to the Escrow Agreement were $60 million as of December 31, 2017 and have been reflected as long-term assets on our Balance Sheets.
Savings and Retirement Plan
We maintain a defined contribution savings and retirement plan that allows employees to make pre-tax and after-tax contributions. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to Internal Revenue Service (“IRS”) rules and regulations) and are eligible to receive a company match of 50% up to 6% of eligible earnings that the individual elected to contribute with an individual cap of $600. Participating employees become vested in matching contributions on a pro-rata basis over five years of credited service. Beginning January 1, 2018, the company will match 25% up to 6% of earnings that the individual elected to contribute with 0 cap or 50% up to 6% of eligible earnings that the individual elected to contribute with an individual cap of $600, whichever is greater. Beginning January 1, 2019, the match increases to 50% up to 6% of eligible earnings that the individual elected to contribute with no individual cap (subject to further limitations for certain higher-salaried employees). Our contribution expense for this plan was $7 million, $6 million, and $6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Pension Commitments
We have a defined benefit plan for employees of our London Clubs International subsidiary that provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund, and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. We account for this plan under the immediate recognition method, under which actuarial gains and losses are recognized in operating results in the year in which the gains and losses occur rather than deferring them into Other comprehensive income/(loss) and amortizing them over future periods. Any such amounts are recorded in the fourth quarter of each year, and during the fourth quarter of 2017, we recognized $1 million in losses.
As of December 31, 2017, total plan assets were $212 million with total projected benefit obligations totaling $278 million, resulting in a net pension liability of $66 million which we record within Deferred credits and other liabilities on our Balance Sheets. Our estimated long-term expected return on assets for this plan, which has been frozen, is 4.6% with a 2.5% discount rate.
Multi-employer Pension Plans
The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from a single-employer plan in the following respects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c.
If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunding of the plan, referred to as a “withdrawal liability.”

Multi-employer Pension Plan Participation

		Pension Protection Act Zone Status (1)			Contributions (In millions)(2)
Pension Fund	EIN/Pension Plan Number	2017	2016	FIP/RP Status(3)	2017	2016	2015	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement (4)
Southern Nevada Culinary and Bartenders Pension Plan (5)	88-6016617/001	Green	Green	No	$19	$16	$16	No	Various up to July 31, 2018
Pension Plan of the UNITE HERE National Retirement Fund (5)(6)	13-6130178/001	Red	Red	Yes	9	5	6	No	Various up to February 29, 2020
Central Pension Fund of the IUOE & Participating Employers (7)	36-6052390/001	Green	Green	No	5	5	4	No	Various up to August 31, 2018
Local 68 Engineers Union Pension Plan (5)(8)	51-0176618/001	Yellow	Yellow	No	1	—	—	No	April 30, 2020
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	—	—	—	No	April 30, 2020
Painters IUPAT	52-6073909/001	Yellow	Yellow	Yes	1	1	1	No	Various up to June 30, 2021
Other Funds					5	6	5
Total Contributions					$40	$33	$32
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

(2)	Comparability to periods prior to the Effective Date are impacted by the consolidation of CEOC LLC.

(3)	Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(4)	The terms of the current agreement continue indefinitely until either party provides appropriate notice of intent to terminate the contract.

(5)
Employer provided more than 5% of the total contributions for the plan years ended 2016 and 2015. At the date the financial statements were issued, Forms 5500 were not available for the 2017 plan year ending.

(6)
See discussion of NRF Settlement Agreement in Note 11. The HEREIU Intermediary Plan was established as the result of a spin-off from the Pension Plan of the UNITE HERE National Retirement Fund effective January 1, 2018.  As of January 1, 2018, CEC no longer contributes to the NRF nor has any remaining liability owed to the NRF.

(7)	Plan years begin February 1.

(8)	Plan years begin July 1.

Additionally, following the Effective Date, CEC assumed certain of CEOC’s obligations under the Allocation Agreement related to the Hilton Plan. See Employee Benefit Obligations in Note 11 for further information.
Note 17 — Income Taxes
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on certain federal, foreign, and state NOLs, and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets were not deemed realizable based upon the Company’s recent history of taxable losses.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our year ended December 31, 2017, including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (3) bonus depreciation that will allow for full expensing of qualified property, (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (5) a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings accumulated post 1986 through 2017 that were previously deferred from U.S. income taxes.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the accounting of the effects of the Tax Act. SAB 118 provides a measurement period that should not be extended past a year from the enactment date for companies to complete the accounting of the Tax Act under ASC Topic 740, Income Taxes (“ASC 740”). Companies that do not complete the accounting under ASC 740 for the tax effects of the Tax Act, must record a provisional estimate of the tax effects of the Tax Act. If a provisional estimate cannot be determined a company should continue to apply ASC 740 based on the tax laws in effect immediately before the enactment of the Tax Act.
At December 31, 2017, the Company has not completed the accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and accrued a provisional income tax benefit of approximately $1.2 billion in the period ended December 31, 2017. The amount of the estimated income tax benefit is (i) $797 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $442 million related to the net deferred tax benefit of deferred tax assets which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. There is no tax expense related to the one-time transitional tax as the Company does not have a net positive post 1986 accumulated earnings and profits in its foreign subsidiaries.
In order to complete the accounting requirements under ASC 740, the Company needs to (a) evaluate the impact of additional guidance, if any, from the FASB and external providers on its application of ASC 740 to the calculation; (b) evaluate the impact of further guidance from Treasury and/or the Internal Revenue Service on the technical application of the law with regard to our facts; (c) evaluate the impact of further guidance from the state tax authorities regarding their conformity to the provisions of the Tax Act; and (d) complete the analysis of the revaluation of deferred tax assets and liabilities as the Company is still analyzing certain aspects of the Tax Act. The accounting for the tax effects for the Tax Act will be completed in 2018.
The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. Because of the complexities of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under U.S. generally accepted accounting principles. Companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of income tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). The Company has not elected a method and will do so after completing its analysis of the GILTI provisions of the Tax Act depending on the analysis of the Company’s global income. The Company does not expect the impact of GILTI to be material to the Company’s tax rate in future periods.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the IRS and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Components of Income/(Loss) Before Income Taxes from Continuing Operations

	Years Ended December 31,
(In millions)	2017	2016	2015
United States	$(2,381)	$(6,128)	$5,749
Outside of the U.S.	4	(2)	(2)
	$(2,377)	$(6,130)	$5,747

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2017	2016	2015
United States
Current
Federal	$148	$(381)	$—
State	(7)	(3)	—
Deferred
Federal	1,835	46	115
State	23	10	(10)
Outside of the U.S.
Current	(4)	1	1
Deferred	—	—	—
	$1,995	$(327)	$106
Allocation of Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2017	2016	2015
Income tax benefit/(provision) applicable to:
Income/(loss) from continuing operations	$1,995	$(327)	$106
Discontinued operations	—	(730)	(64)
Deconsolidation and restructuring of CEOC and other	—	—	1,176
Effective Income Tax Rate Reconciliation

	Years Ended December 31,
	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	5.2	0.1	—
Valuation allowance	(17.1)	(22.9)	3.1
Foreign income taxes	(0.1)	—	—
Deferred tax benefit from changes in federal tax law	52.1	—	—
Deconsolidation of CEOC	—	—	(40.3)
Stock-based compensation	(0.2)	(0.8)	0.2
Acquisition of CEOC	36.7	—	—
Reserves for uncertain tax positions	(4.6)	(0.1)	—
Current tax benefit from change in CGP operating agreement	2.4	—	—
Nondeductible restructuring expenses	(25.0)	(16.8)	—
Noncontrolling interests	(0.1)	—	0.1
Other	(0.4)	0.2	0.1
Effective tax rate	83.9%	(5.3)%	(1.8)%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of December 31,
(In millions)	2017	2016
Deferred tax assets:
State net operating losses	$426	$4
Federal net operating loss	553	51
Foreign net operating loss	17	—
Compensation programs	97	49
Allowance for doubtful accounts	50	19
Self-insurance reserves	10	8
Accrued restructuring and support expenses	—	1,278
Accrued expenses	79	28
Federal tax credits	58	17
Federal indirect tax benefits of uncertain state tax positions	4	5
Financing obligations	2,319	—
Golf course properties’ obligation	30	—
Intangibles	—	39
Debt related items	78	—
Deferred revenue	46	1
Other	10	12
Subtotal	3,777	1,511
Less: valuation allowance	1,513	1,356
Total deferred tax assets	$2,264	$155
Deferred tax liabilities:
Depreciation and other property-related items	$2,576	$1,091
Deferred cancellation of debt income and other debt-related items	—	4
Investment in non-consolidated affiliates	—	910
Intangibles	221	—
Prepaid expenses	24	15
Other	18	—
Total deferred tax liabilities	2,839	2,020
Net deferred tax liability	$575	$1,865
As of December 31, 2017 and 2016, we had federal NOL carryforwards of $2.9 billion and $152 million, respectively. The federal net operating losses as of December 31, 2017 include the net operating losses from the acquisition of OpCo. These NOLs will begin to expire in 2030. In addition, we had federal general business tax credits and research tax credit carryforwards of $60 million, which will begin to expire in 2029. Due to the Company’s recent history of taxable losses, it is more likely than not that the benefit from federal NOL carryforwards and tax credits carryforwards will not be realized. Accordingly, a valuation allowance has been established for our federal NOL carryforwards and tax credits carryforwards deferred tax assets as of December 31, 2017.
NOL carryforwards for our domestic subsidiaries for state income taxes were $8.9 billion and $93 million as of December 31, 2017 and 2016, respectively. The state net operating losses as of December 31, 2017 include the net operating losses from the acquisition of CEOC. Due to the Company’s recent history of taxable losses, it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. Accordingly, we have provided a valuation allowance on the deferred tax assets relating to these NOL carryforwards which will not more likely than not be realized. These state NOLs will begin to expire in 2019.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOL carryforwards for our foreign subsidiaries were $95 million as of December 31, 2017. There were no NOL carryforwards for our foreign subsidiaries as of December 31, 2016. The foreign net operating losses as of December 31, 2017 include the net operating losses from the acquisition of OpCo. Due to the Company’s recent history of taxable losses, it is more likely than not that the benefit from certain foreign NOL carryforwards will not be realized. Accordingly, we have provided a valuation allowance on the deferred tax assets relating to these NOL carryforwards which will not more likely than not be realized. These foreign NOLs do not expire.
We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is estimated to total $70 million as of December 31, 2017. We have not provided for approximately $2 million of deferred tax related to foreign withholding taxes on these unremitted earnings as of December 31, 2017.
Reconciliation of Unrecognized Tax Benefits

	Years Ended December 31,
(In millions)	2017	2016	2015
Balance as of beginning of year	$115	$3	$81
Additions based on tax positions related to the current year	113	113	—
Additions for tax positions of prior years	1	—	—
Reductions for tax positions for prior years	(92)	(1)	—
Deconsolidation of CEOC	—	—	(78)
Acquisition of OpCo	67	—	—
Effect of changes in federal tax law	(42)	—	—
Balance as of end of year	$162	$115	$3
We classify reserves for tax uncertainties within Accrued expenses and other current liabilities and Deferred credits and other liabilities in our Balance Sheets, separate from any related income tax payable or Deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2017, we increased our accrual by $2 million (including the interest from OpCo unrecognized tax benefits acquired in 2017). During 2016, we increased our accrual by $3 million. There was no change to our accrual during 2015. There was an accrual for the payment of interest and penalties of $5 million as of December 31, 2017. There was a $3 million accrual for the payment of interest and penalties as of December 31, 2016, and no accrual for payment of interest and penalties in 2015. Included in the balances of unrecognized tax benefits as of December 31, 2017 and 2016, was approximately $78 million and $17 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. There were no unrecognized tax benefits as of December 31, 2015 that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are subject to exam by various state and foreign tax authorities. As of December 31, 2017, the tax years prior to 2014 are not subject to examination for U.S. tax purposes. As of December 31, 2017, the tax years prior to 2014 are no longer subject to examination for most of the foreign and state income tax jurisdictions as the statutes of limitations have lapsed.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18 — Discontinued Operations
Sale of SMG Business
On September 23, 2016, CIE sold its SMG Business to Alpha Frontier Limited (“Alpha Frontier”) for cash consideration of $4.4 billion, pursuant to the Stock Purchase Agreement dated as of July 30, 2016 (the “Purchase Agreement”), which resulted in a pre-tax gain of approximately $4.2 billion.
In connection with the closing of the sale of the SMG Business, the total amount distributed to the minority investors and former holders of CIE equity awards was approximately $1.1 billion. Approximately $259 million was held as of December 31, 2016 in an escrow account to fund potential indemnity claims of Alpha Frontier under the Purchase Agreement. In the third quarter of 2017, the escrow funds were released to CIE and $63 million was distributed to the minority investors and former holders of CIE equity awards. The majority of the proceeds from the sale of the SMG Business was restricted under the terms of the Purchase Agreement and the CIE Proceeds Agreement and was therefore classified as restricted cash upon receipt until the Effective Date of the CAC Merger when the proceeds were no longer restricted and became available for use by CEC.
As a result of the sale, the results of operations and cash flows related to the SMG Business were classified as discontinued operations for all periods presented effective beginning in the third quarter of 2016.
CEOC
The Statement of Operations for the year ended December 31, 2015 also includes discontinued operations related to certain properties owned by CEOC, which was deconsolidated effective January 15, 2015 (see Note 2). CEOC closed its Showboat Atlantic City casino permanently effective in 2014 and subsequently sold it in 2015 for $18 million.
As a result of legislation passed in May 2014 in the State of Iowa, CEOC ceased its greyhound racing activities at Horseshoe Council Bluffs effective December 31, 2015. The legislation required payment of a total of $65 million to the Iowa greyhound pari-mutuel racing fund over a seven-year period beginning in January 2016. Subsequent to the acquisition of OpCo and merger into CEOC LLC, accrued exit costs for this property were $40 million as of December 31, 2017.
In 2012, CEOC abandoned a construction project for Harrah’s Gulf Coast near the Mississippi Gulf Coast. Subsequent to the acquisition of OpCo and merger into CEOC LLC, the exit cost accrual related to future obligations under land lease agreements associated with this property was $43 million as of December 31, 2017.
In addition, CEOC had other accruals related to non-cancellable contract costs, severance and other exit costs related to the permanent closure of three international properties, Alea Leeds, Golden Nugget and Southend. Subsequent to the acquisition of OpCo and merger into CEOC LLC, the exit cost accrual related to these properties was $18 million as of December 31, 2017.
As of December 31, 2017, these exit cost accruals are included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheet.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect on Statements of Operations of Discontinued Operations

	Years Ended December 31,
(In millions)	2016	2015
Net revenues
SMG Business	$678	$725
Total net revenues	678	725

Operating expenses
SMG Business (1)	748	499
Showboat Atlantic City	—	6
Other	—	1
Total operating expenses	748	506

Gain from discontinued operations
SMG Business	4,180	—

Pre-tax income/(loss) from operations
SMG Business	4,110	226
Showboat Atlantic City	—	(6)
Other	—	(1)
Total pre-tax income from discontinued operations	$4,110	$219

Income/(loss), net of income taxes
SMG Business	$3,380	$162
Showboat Atlantic City	—	(6)
Other	—	(1)
Total income from discontinued operations, net of income taxes	$3,380	$155
____________________

(1)
Operating expenses primarily consist of platform fees and property, general, administrative, and other expenses, including stock-based compensation expense directly identifiable with employees of the SMG Business of $264 million and $29 million, respectively, for the years ended December 31, 2016 and 2015.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 — Related Party Transactions

	Years Ended December 31,
(In millions)	2017	2016	2015
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$34	$6	$20
Expenses paid to Sponsors’ portfolio companies	3	2	3
Transactions with Horseshoe Baltimore
Management fees	3	—	—
Reimbursements and allocated expenses	16	—	—
Transactions with CEOC
Shared services allocated expenses to CEOC	312	368	355
Shared services allocated expenses from CEOC	71	148	117
Management fees incurred	33	45	40
Octavius Tower lease revenue	26	35	34
Other expenses incurred	9	14	12
Transactions with Sponsors and their Affiliates
On the Effective Date, we entered into a “Termination Agreement” with the Sponsors and their affiliates, pursuant to which certain agreements terminated. Among the agreements that terminated was the services agreement relating to the provision of financial and strategic advisory services and consulting services. The Sponsors had granted an ongoing waiver of the monitoring fees for management services; however, we reimbursed the Sponsors for expenses they incurred related to these management services and certain legal expenses. The reimbursed expenses are included in Corporate expense in the Statements of Operations and are included in the table above.
Sponsors’ Portfolio Companies
We have entered into agreements with a number of companies that are portfolio companies of our former Sponsors. The following are the Sponsor portfolio companies with which we have business relationships:

•	XOJet, Inc. - provides access to aircraft at contractually agreed upon hourly rates.

•	SunGard Availability Service LP - provides enterprise cloud services and solutions for managed information technology.

•	Sabre, Inc. - provides technology to assist our customers with booking hotel rooms.

•	Avaya Inc. - supplies technology products and services and related software licenses and support.

•
Norwegian Cruise Line Holdings Ltd. (“NCL”) - a cruise ship operations company with which we have a marketing agreement pursuant to which, among other things, NCL pays Caesars Entertainment a percentage of its gaming revenue.

•	Classic Party Rentals - provides party rental supplies.

•	Creative Artists Agency LLC - we have entered into multiple entertainment agreements in connection with artists’ performances at Caesars’ properties.

•	Fleet Pride, Inc. - provides aftermarket heavy-duty truck and trailer parts.

•	Sutherland Global Services - technology and analytics enabled business process enterprise that provides end-to-end business process transformation.

•	Sbarro, LLC - pizzeria chain that specializes in New York style pizza by the slice and other Italian-American cuisine.

•	Protection One - full service security provider.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	ADT Security Services, Inc. - provides electronic security, fire protection, and other related alarm monitoring services.

•	AGS, LLC - a full-service designer and manufacturer of gaming products for the casino floor.

•	Novitex - a comprehensive, end-to-end document management company.
Amounts paid to the Sponsors’ portfolio companies are included in the table above and we believe such transactions are conducted at fair value.
In addition, certain entities affiliated with or under the control of the Sponsors may from time to time transact in and hold our debt securities, and participate in any modifications of such instruments on terms available to any other holder of our debt.
Transactions with Horseshoe Baltimore
As described in Note 2, upon our deconsolidation of Horseshoe Baltimore effective August 31, 2017, Horseshoe Baltimore, which remains 41% owned by us, is now held as an equity method investment and considered to be a related party. These related party transactions include items such as casino management fees, reimbursement of various costs incurred by CEOC LLC on behalf of Horseshoe Baltimore, and the allocation of other general corporate expenses. A summary of the transactions with Horseshoe Baltimore subsequent to the deconsolidation is provided in the table above.
Transactions with CEOC
As described in Note 1 and Note 2, upon its filing for reorganization under Chapter 11 of the Bankruptcy Code and its subsequent deconsolidation, transactions with CEOC were no longer eliminated in consolidation and were considered related party transactions for Caesars. A summary of these transactions is provided in the table above. However, subsequent to CEOC’s emergence on the Effective Date, CEOC’s successor OpCo immediately merged with and into CEOC LLC, which is a wholly owned subsidiary of CEC, and therefore will no longer be treated as a related party going forward. The following activities, to the extent that they continued subsequent to the Effective Date, are eliminated in consolidation from that point forward.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC provided Caesars with certain corporate and administrative services, and the costs of these services were allocated to Caesars. Certain services are now provided by CES (see Note 2).
Prior to the deconsolidation of CEOC, we were self-insured for employee medical (health, dental, and vision) and risk products, including workers compensation and surety bonds, and our insurance claims and reserves included accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.
Caesars Entertainment provided insurance coverage to CEOC and received insurance premiums on an installment basis, which were intended to cover claims processed on CEOC’s behalf. We prepaid CEOC for estimated employee medical insurance claims.
Services Joint Venture
CES provides certain corporate and administrative services to its members, and the costs of these services were allocated among the members. CES allocates costs included amounts for insurance coverage.
Management Fees
CGP pays a management fee to CEOC for the CGP properties that are managed by CEOC or CES.
Octavius Tower Lease Agreement
Under the Octavius Tower lease agreement, CEOC LLC leases the Octavius Tower at Caesars Palace for $35 million annually. CRC owns Octavius Tower.
LINQ Access and Parking Easement Lease Agreement
Under the LINQ Access and Parking Easement lease agreement, CEOC leased the parking lot behind The LINQ Promenade and The LINQ Hotel & Casino to CERP and CGP. Together, CERP and CGP paid approximately $2 million annually. Amounts are included within other expenses incurred in the table above. The parking lot was sold to VICI upon CEOC’s emergence from

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

bankruptcy but was partially repurchased by CRC as part of the purchase of the Eastside Land described in Note 1 with the other portion still owned by VICI and subject to the CEOC LLC Leases.
Service Provider Fee
CEOC, CERP and CGP had a shared services agreement under which CERP and CGP paid for certain indirect corporate support costs. Amounts are included within other expenses incurred in the table above.
Cross Marketing and Trademark License Agreement
CIE and CEOC have a Cross Marketing and Trademark License Agreement. The agreement granted CIE the exclusive right to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty. This agreement also provides for cross marketing and promotional activities between CIE and CEOC, including participation by CIE in Caesars’ Total Rewards customer loyalty program. CEOC also receives a revenue share from CIE for customer referrals. Amounts are included within other expenses incurred in the table above.
CIE and Playtika, formerly a wholly owned subsidiary of CIE and now a wholly owned subsidiary of the buyer of the SMG Business, executed a separate sub-license agreement extending certain same rights and obligations of both parties beyond the sale through December 31, 2026.
Equity Incentive Awards
Caesars maintained an equity incentive awards plan under which CEC issued time-based and performance-based stock options, restricted stock units and restricted stock awards to CEOC employees. Although awards under the plan resulted in the issuance of shares of CEC common stock, because CEOC was no longer a consolidated subsidiary of CEC, we accounted for these awards as nonemployee awards subsequent to the date of deconsolidation.
Employee Benefit Plans
CEC maintains a defined contribution savings and retirement plan in which employees of specified CEC subsidiaries may participate. The plan provides for, among other things, pre-tax, Roth and after-tax contributions by employees. The plan also provides for employer matching contributions. Under the plan, participating employees may elect to contribute a percentage of their eligible earnings (subject to certain IRS and plan limits). See Note 16 for more information on the savings and retirement plan. In addition, employees subject to certain collective bargaining agreements receive benefits through the multi-employer retirement plans sponsored by the organization in which they are a member. The expenses related to contributions for a participant in the CEC plan or a multi-employer plan are allocated to the properties at which the participant is employed.
Total Rewards
Until the Effective Date, the total estimated cost for Total Rewards was accrued by CEOC, with the incremental charges related to CEC’s other casino properties included in Due to affiliates, net on the Balance Sheets. On the Effective Date, administration of Total Rewards was transferred from CEOC LLC to CES as an equity contribution.
Due from/to Affiliates
As of December 31, 2016, amounts due to or from affiliates for each counterparty represented the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and were settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities and CEOC. The amount due from CEOC represented the maximum exposure to loss as a result of Caesars’ involvement with CEOC, and the amount was reported net of an allowance for doubtful accounts of $12 million as of December 31, 2016.
As of December 31, 2017, Due from affiliates, net was $11 million, which represented transactions with Horseshoe Baltimore.
As of December 31, 2016, Due from affiliates, net was $64 million and represented a receivable due to CES from CEOC for shared services performed on behalf of CEOC. As of December 31, 2016, Due to affiliates, net was $66 million and represented a payable due to CEOC primarily from CGP for shared services performed on their behalf.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 — Segment Reporting
We view each casino property as an operating segment and aggregate such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S. and (iii) All Other, which is consistent with how we manage the business. These segments include the following properties:

Las Vegas	Other U.S.	All Other
Bally's Las Vegas	Bally's Atlantic City (2)	Management Companies (2)	Other
Caesars Palace Las Vegas (2)	Caesars Atlantic City (2)	Caesars Cairo	Caesars Interactive Entertainment
The Cromwell	Harrah's Atlantic City	Caesars Windsor
Flamingo Las Vegas	Harrah's Council Bluffs (2)	Harrah's Ak-Chin
Harrah's Las Vegas	Harrah's Gulf Coast (2)	Harrah's Cherokee
The LINQ Hotel & Casino	Harrah's Joliet (2)	Harrah's Cherokee Valley River
Paris Las Vegas	Harrah's Lake Tahoe (2)	Harrah's Resort Southern California
Planet Hollywood Resort & Casino	Harrah's Laughlin (2)	Horseshoe Baltimore (1)
Rio All-Suites Hotel & Casino	Harrah's Louisiana Downs (2)	The London Clubs Cairo-Ramses
LINQ Promenade/High Roller	Harrah's Metropolis (2)
	Harrah's New Orleans	International (2)
	Harrah's North Kansas City (2)	Alea Glasgow
	Harrah's Philadelphia (2)	Alea Nottingham
	Harrah's Reno (2)	The Casino at the Empire
	Harveys Lake Tahoe (2)	Emerald Safari
	Horseshoe Baltimore (until Q3) (1)	Manchester235
	Horseshoe Bossier City (2)	Playboy Club London
	Horseshoe Council Bluffs (2)	Rendezvous Brighton
	Horseshoe Hammond (2)	Rendezvous Southend-on-Sea
	Horseshoe Southern Indiana (2)	The Sportsman
Horseshoe Tunica (2)
Tunica Roadhouse (2)
___________________

(1)	Horseshoe Baltimore is 41% owned, and was deconsolidated and held as an equity-method investment effective August 31, 2017.

(2)	These properties were not consolidated with CEC prior to the Effective Date.
We revised our presentation from two reportable segments to the three listed above as of the Effective Date, in conjunction with the CAC Merger and CEOC’s emergence from bankruptcy, because the way in which Caesars management assesses results and allocates resources is aligned in accordance with these segments. When CEOC filed for reorganization, we concluded that CEOC was a VIE and that we were not the primary beneficiary; therefore, we no longer consolidated CEOC. After the Effective Date, CEOC LLC’s results are consolidated with CEC.
The results of each reportable segment presented below are consistent with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between reportable segments within Caesars, as described below.
“All Other” includes managed, international and other properties as well as parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Statements of Operations - By Segment

	Year Ended December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Other revenue	$492	$93	$48	$(7)	$626
Net revenues	2,897	1,756	206	(7)	4,852
Depreciation and amortization	420	186	22	—	628
Income/(loss) from operations	546	198	(212)	—	532
Interest expense	(65)	(153)	(556)	—	(774)
Gain on deconsolidation of subsidiary	—	30	—	—	30
Restructuring and support expenses	—	(177)	(1,851)	—	(2,028)
Loss on extinguishment of debt	(4)	(13)	(215)	—	(232)
Other income	4	1	90	—	95
Income tax benefit	—	2	1,993	—	1,995

	Year Ended December 31, 2016
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Other revenues	$447	$65	$15	$—	$527
Net revenues	2,625	1,205	47	—	3,877
Depreciation and amortization	344	90	5	—	439
Income/(loss) from operations	526	163	(462)	—	227
Interest expense	(21)	(30)	(548)	—	(599)
Restructuring and support expenses	—	—	(5,729)	—	(5,729)
Other losses	—	—	(29)	—	(29)
Income tax benefit/(provision)	1	—	(328)	—	(327)

	Year Ended December 31, 2015
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Other revenues	$399	$67	$29	$—	$495
Net revenues	2,543	1,308	78	—	3,929
Depreciation and amortization	278	80	16	—	374
Income/(loss) from operations	533	191	(409)	—	315
Interest expense	(16)	(27)	(640)	—	(683)
Gain on deconsolidation of subsidiary	—	—	7,125	—	7,125
Restructuring and support expenses	—	—	(1,017)	—	(1,017)
Other income	—	—	7	—	7
Income tax benefit	—	—	106	—	106
Adjusted EBITDA - by Segment
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of its ongoing operating performance at an operating property level.
In evaluating Adjusted EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Adjusted EBITDA is included because management uses Adjusted EBITDA to measure performance and allocate resources, and believes that Adjusted EBITDA provides investors with additional information consistent with that used by management.

	Year Ended December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$481	$(105)	$(751)	$—	$(375)
Net loss attributable to noncontrolling interests	—	(7)	—	—	(7)
Income tax benefit	—	(2)	(1,993)	—	(1,995)
Gain on deconsolidation of subsidiary	—	(30)	—	—	(30)
Restructuring and support expenses	—	177	1,851	—	2,028
Loss on extinguishment of debt	4	13	215	—	232
Other income	(4)	(1)	(90)	—	(95)
Interest expense	65	153	556	—	774
Depreciation and amortization	420	186	22	—	628
Other operating costs (1)	25	2	37	—	64
Stock-based compensation expense	4	3	36	—	43
Other items (2)	5	5	80	—	90
Adjusted EBITDA	$1,000	$394	$(37)	$—	$1,357

	Year Ended December 31, 2016
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$506	$129	$(3,683)	$—	$(3,048)
Net income/(loss) attributable to noncontrolling interests	—	4	(33)	—	(29)
Discontinued operations, net of income taxes	—	—	(3,380)	—	(3,380)
Income tax (benefit)/provision	(1)	—	328	—	327
Restructuring and support expenses	—	—	5,729	—	5,729
Other losses	—	—	29	—	29
Interest expense	21	30	548	—	599
Depreciation and amortization	344	90	5	—	439
Other operating costs (1)	8	—	83	—	91
CIE stock-based compensation	—	—	189	—	189
Stock-based compensation expense	3	2	38	—	43
Other items (2)	—	4	77	—	81
Adjusted EBITDA	$881	$259	$(70)	$—	$1,070

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2015
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income attributable to Caesars	$517	$178	$5,314	$—	$6,009
Net income/(loss) attributable to noncontrolling interests	—	(14)	13	—	(1)
Discontinued operations, net of income taxes	—	—	(155)	—	(155)
Income tax benefit	—	—	(106)	—	(106)
Gain on deconsolidation of subsidiary	—	—	(7,125)	—	(7,125)
Restructuring and support expenses	—	—	1,017	—	1,017
Other income	—	—	(7)	—	(7)
Interest expense	16	27	640	—	683
Depreciation and amortization	278	80	16	—	374
Other operating costs (1)	11	7	143	—	161
CIE stock-based compensation	—	—	31	—	31
Stock-based compensation expense	3	2	66	—	71
Other items (2)	2	—	62	—	64
Adjusted EBITDA	$827	$280	$(91)	$—	$1,016
____________________

(1)
Amounts primarily represent costs incurred in connection with property openings and expansion projects at existing properties, costs associated with the development activities and reorganization activities, and/or recoveries associated with such items.

(2)
Other items includes other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as litigation awards and settlements, costs associated with CEOC’s restructuring and related litigation, severance and relocation costs, sign-on and retention bonuses, permit remediation costs, and business optimization expenses.

Condensed Balance Sheets - By Segment

	As of December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$14,145	$6,880	$7,519	$(3,032)	$25,512
Total liabilities	5,238	5,027	11,843	108	22,216

	As of December 31, 2016
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$8,583	$1,580	$7,896	$(3,136)	$14,923
Total liabilities	456	477	15,599	—	16,532
Note 21 — Quarterly Results of Operations (Unaudited)
As described in Note 2, because the CAC Merger was accounted for as a reorganization among entities under common control, the unaudited quarterly results of operations includes the financial results of CAC as if it were consolidated for all periods presented, derived from the historical accounting records and financial statements of CEC and CAC. The following table also presents a reconciliation to our previously reported unaudited quarterly results of operations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As recast for CAC Merger
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Net revenues	$963	$1,002	$986	$1,901	$4,852
Income from operations	149	149	81	153	532
Net income/(loss)	(508)	(1,434)	(441)	2,001	(382)
Net income/(loss) attributable to Caesars	(507)	(1,434)	(435)	2,001	(375)
Basic earnings/(loss) per share	(3.44)	(9.63)	(2.92)	3.01	(1.35)
Diluted earnings/(loss) per share	(3.44)	(9.63)	(2.92)	2.48	(1.35)

2016
Net revenues	$950	$992	$986	$949	$3,877
Income/(loss) from operations	80	105	(53)	95	227
Net loss	(283)	(2,052)	(276)	(466)	(3,077)
Net loss attributable to Caesars	(286)	(2,055)	(244)	(463)	(3,048)
Basic loss per share	(1.97)	(14.10)	(1.66)	(3.15)	(20.85)
Diluted loss per share	(1.97)	(14.10)	(1.66)	(3.15)	(20.85)

As previously reported
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Net revenues	$963	$1,002	$986
Income from operations	158	157	86
Net loss	(524)	(1,426)	(460)
Net loss attributable to Caesars	(546)	(1,442)	(468)
Basic loss per share	(3.71)	(9.68)	(3.14)
Diluted loss per share	(3.71)	(9.68)	(3.14)

2016
Net revenues	$950	$992	$986	$949	$3,877
Income/(loss) from operations	88	111	(44)	102	257
Net income/(loss)	(274)	(2,043)	5	(435)	(2,747)
Net loss attributable to Caesars	(308)	(2,077)	(643)	(541)	(3,569)
Basic loss per share	(2.12)	(14.25)	(4.38)	(3.68)	(24.41)
Diluted loss per share	(2.12)	(14.25)	(4.38)	(3.68)	(24.41)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comparison to recast
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Net revenues	$—	$—	$—
Income from operations	(9)	(8)	(5)
Net loss	16	(8)	19
Net loss attributable to Caesars	39	8	33
Basic loss per share	0.27	0.05	0.22
Diluted loss per share	0.27	0.05	0.22

2016
Net revenues	$—	$—	$—	$—	$—
Income/(loss) from operations	(8)	(6)	(9)	(7)	(30)
Net income/(loss)	(9)	(9)	(281)	(31)	(330)
Net loss attributable to Caesars	22	22	399	78	521
Basic loss per share	0.15	0.15	2.72	0.53	3.56
Diluted loss per share	0.15	0.15	2.72	0.53	3.56
First Quarter of 2016 through the Fourth Quarter of 2017: We significantly increased our accrual for restructuring commitments beginning in the first quarter of 2016, and our accrual was updated quarterly. These obligations were settled on the Effective Date. See Note 1.
Third Quarter of 2016: As described in Note 18, during the third quarter of 2016, CIE sold its SMG Business, which resulted in a pre-tax gain of approximately $4.2 billion.
Fourth Quarter of 2017: CEOC LLC’s results are consolidated with CEC subsequent to the Effective Date (see Note 2), interest expense was recognized for failed sale-leaseback transactions (see Note 10), an income tax benefit was recognized (see Note 17) and we updated our estimated value of OpCo and the VICI Call Right Agreement through the Effective Date which reduced our Restructuring and support expenses. Additionally, there were 36 million weighted average dilutive potential common shares related to the CEC Convertible Notes included in the Diluted earnings per share calculation.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures

a.	Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2017, at a reasonable assurance level.

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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2017. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

c.	Changes in Internal Control Over Financial Reporting
We have commenced several transformation initiatives to automate and simplify our business processes. These are long-term initiatives that we believe will enhance our internal control over financial reporting due to increased automation and integration of related processes. We will continue to monitor and evaluate our internal control over financial reporting throughout the transformation.
There have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Caesars Entertainment Corporation:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 7, 2018, expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph regarding the merger of Caesars Acquisition Company (“CAC”) with and into the Company.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 7, 2018

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
We incorporate by reference the information regarding executive officers included in Item 1 of this report and appearing under the captions “Executive Officers,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance - Code of Ethics” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 4, 2018 (the “Proxy Statement”).

ITEM 11.	Executive Compensation
We incorporate by reference the information appearing under the captions “Executive Compensation” and “Corporate Governance - Compensation and Management Development Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The information under Part II, Item 5, “Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information” of this report is also incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information appearing under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance - Director Independence” in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services
We incorporate by reference the information appearing under the caption “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below (see Item 8):
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2017 and 2016.
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Years Ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015.

2.	Financial statement schedules of the Company as follows:
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2017 and 2016 and for the Years Ended December 31, 2017, 2016, and 2015.
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	7/11/2016

2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017, by and between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	2.1	2/21/2017

2.3	Third Amended Joint Plan of Reorganization, filed with the United States Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318.	—	S-4/A	—	2.6	6/5/2017

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.2	10/6/2017

3.3	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.3	10/6/2017

3.4	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.4	10/6/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.5	Bylaws of Caesars Entertainment Corporation, dated October 6, 2017.	—	S-8	—	4.5	10/6/2017

4.1	Indenture, dated as of October 6, 2017, between Caesars Entertainment Corporation and Delaware Trust Company, as trustee, relating to the 5.00% Convertible Senior Notes due 2024.	—	8-K	—	4.1	10/13/2017

4.2	Indenture, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	10/16/2017

4.3	Supplemental Indenture, dated December 22, 2017, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	12/22/2017

10.1	Credit Agreement, dated as of December 22, 2017, by and among Caesars Resort Collection, LLC, the other borrowers from time to time party thereto, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent.	—	8-K	—	10.1	12/22/2017

10.2	Escrow Agreement, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc., Deutsche Bank Trust Company Americas, as escrow agent and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	10.1	10/16/2017

10.3	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.19	10/13/2017

†10.4	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.5	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.6	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.7	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.8	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.9	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.10	Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.	—	10-K	12/31/2014	10.48	3/16/2015

†10.11	Caesars Entertainment Corporation Second Amended and Restated Executive Deferred Compensation Trust Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.20	10/13/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

*†10.12	Amended and Restated Irrevocable Proxy of Hamlet Holdings, LLC, dated as of October 6, 2017.	X

10.13	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/23/2013

10.14	First Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of September 23, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.1	9/26/2016

10.15	Second Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of October 7, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.2	10/11/2016

10.16	Third Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of February 13, 2017, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	10-K	12/31/2016	10.93	2/15/2017

10.17	Voting Agreement, dated as of July 9, 2016, among Caesars Entertainment Corporation, Hamlet Holdings LLC and the Holders party thereto.	—	8-K	—	10.1	7/11/2016

10.18	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bond Claims party thereto.	—	8-K/A	—	10.2	10/6/2016

10.19	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bond Claims party thereto (conformed to reflect additional agreements among the parties as of November 14, 2016).	—	8-K	—	10.1	11/15/2016

10.20	Second Amended Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.3	10/6/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.21	Restructuring Support and Forbearance Agreement, dated as of June 6, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.1	6/8/2016

10.22	Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself, each of the debtors in the Chapter 11 Cases and its other direct and indirect subsidiaries and Caesars Entertainment Corporation.	—	8-K	—	10.2	6/8/2016

10.23	First Amended Restructuring Support and Forbearance Agreement, dated as of June 20, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.1	6/21/2016

10.24	Restructuring Support and Settlement Agreement, dated as of June 22, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and the statutory unsecured claimholders’ committee in the Chapter 11 Cases.	—	8-K	—	10.1	6/22/2016

10.25	First Amended and Restated Restructuring Support, Settlement and Contribution Agreement, dated as of July 9, 2016, between Caesars Entertainment Corporation and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.2	7/11/2016

10.26	Restructuring Support and Forbearance Agreement, dated as of July 31, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, and each of the holders of Second Lien Bond Claims party thereto.	—	8-K	—	10.1	8/1/2016

10.27	Amendment No. 1 to First Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.4	10/6/2016

10.28	Restructuring Support, Forbearance and Settlement Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, Caesars Acquisition Company (solely for Sections 2(b)(vii), 5(g) and 30), each of the holders of Second Lien Bond Claims party thereto and the Second Lien Committee.	—	8-K	—	10.1	10/6/2016

10.29	Lease (CPLV), dated as of October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC, Caesars Entertainment Operating Company, Inc. and CEOC, LLC, relating to the CPLV Facilities.	—	8-K	—	10.1	10/13/2017

10.30	Lease (Non-CPLV), dated as of October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	—	8-K	—	10.2	10/13/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.31	Lease (Joliet), dated as of October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership, relating to the Joliet Facilities.	—	8-K	—	10.3	10/13/2017

10.32	Trademark License Agreement, dated as of October 6, 2017, between Caesars License Company, LLC and Desert Palace LLC.	—	8-K	—	10.4	10/13/2017

10.33	Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.	—	8-K	—	10.5	10/13/2017

10.34	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, Caesars Entertainment Operating Company, Inc., CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the CPLV Facilities.	—	8-K	—	10.6	10/13/2017

10.35	Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed therein, Non-CPLV Manager, LLC, Caesars Entertainment Corporation and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Non-CPLV Facilities.	—	8-K	—	10.7	10/13/2017

10.36	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Joliet Facilities.	—	8-K	—	10.8	10/13/2017

10.37	Right of First Refusal Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and VICI Properties L.P.	—	8-K	—	10.9	10/13/2017

10.38	Tax Matters Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.	—	8-K	—	10.10	10/13/2017

10.39
Credit Agreement, dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc., CEOC, LLC, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Barclays Bank PLC, Citigroup Global Markets Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Bookrunners and Credit Suisse Securities (USA) LLC as Syndication Agent and Documentation Agent.
		—	8-K	—	10.11	10/13/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.40	Second Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc., Caesars Growth Properties Holdings, LLC, Caesars Entertainment Resort Properties LLC, Caesars License Company, LLC, Caesars World LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.12	10/13/2017

†10.41	Contribution Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and Hamlet Holdings LLC.	—	8-K	—	10.13	10/13/2017

*10.42	Unit Purchase Agreement between the Persons Listed on Schedule 1, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and Caesars Entertainment Corporation, dated as of November 16, 2017.	X

*10.43
Purchase and Sale Agreement by and between Vegas Development LLC, a Delaware limited liability company and Eastside Convention Center, LLC, a Delaware limited liability company as Buyer, effective date November 29, 2017.
X

*10.44	Amended and Restated Lease by and among Claudine Propco, LLC, a Delaware limited liability company, and Harrah’s Las Vegas, LLC, a Nevada limited liability company, dated December 22, 2017.	X

*10.45
Put-Call Right Agreement dated as of December 22, 2017 by and among Claudine Propco, LLC, a Delaware limited liability company and Vegas Development Land Owner, LLC, a Delaware limited liability company and 3535 LV Newco, LLC, a Delaware limited liability company.
X

*10.46
Incremental Assumption Agreement No. 1, dated as of December 18, 2017 relating to the Credit Agreement dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc. and CEOC, LLC, as borrower and the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the Lenders and collateral agent for the Secured Parties.
X

*10.47	First Amendment to Lease (Non-CPLV), dated as of December 22, 2017 by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	X

*10.48	Purchase and Sale Agreement, by and between, Harrah’s Las Vegas, LLC, as Seller, and Claudine Property Owner, LLC, as Buyer, dated November 29, 2017.	X

*10.49	Guaranty of Lease dated December 22, 2017, by and between Caesars Resort Collection, LLC and Claudine Propco LLC.	X

*10.50	Amended and Restated Right of First Refusal Agreement, dated as of December 22, 2017, by and between Caesars Entertainment Corporation and VICI Properties L.P.	X

10.51	Settlement and Forbearance Agreement, dated as of August 15, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and Frederick Barton Danner.	—	8-K	—	99.1	8/17/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.52	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.53	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

†10.54	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

†10.55	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2015

†10.56	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2016

†10.57	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-Q	6/30/2016	10.3	8/2/2016

†10.58	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.59	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.60	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K	12/31/2012	10.84	3/15/2013

†10.61	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	7/2/2013

†10.62	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	1/9/2015

†10.63	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and David Sambur, Richard Schifter, Christopher Williams, Richard Broome, Timothy Donovan, Eric Hession, Thomas Jenkin, Jan Jones, Robert Morse, Les Ottolenghi, and Marco Roca.	—	S-1/A	—	10.75	11/16/2010

†10.64	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and Thomas Benninger, John Boushy, John Dionne, Matthew Ferko, James Hunt, and Christopher Holdren.	X

†10.65	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.66	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.67	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K	12/31/2012	10.90	3/15/2013

†10.68	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K	12/31/2012	10.91	3/15/2013

†10.69	Form of Cash Award Agreement under 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/27/2016

†10.70	Form of Restricted Stock Unit Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.4	7/6/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.71	Form of Cash Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.5	7/6/2016

†10.72	Employment Agreement dated February 5, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, and Mark Frissora.	—	10-K	12/31/2014	10.106	3/16/2015

†10.73	Amendment No. 1 to Employment Agreement, made as of August 4, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC and Mark Frissora.	—	10-Q	6/30/2015	10.5	8/6/2015

†10.74	Amendment No. 2 to Employment Agreement, made as of February 5, 2015, by and among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Mark Frissora.	—	8-K	—	10.1	7/6/2016

†10.75	Third Amendment to the Employment Agreement between Caesars Enterprise Services, LLC and Mark Frissora, dated February 5, 2015 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.2	5/2/2017

†10.76	Employment Agreement, made as of November 10, 2014, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	8-K	—	10.2	11/12/2014

†10.77	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Eric Hession, dated November 10, 2014 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.3	5/2/2017

†10.78	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	8-K	—	10.1	1/9/2012

†10.79	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Thomas Jenkin, dated January 3, 2012 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.4	5/2/2017

†10.80	Employment Agreement made as of April 2, 2009 by and between Caesars Entertainment Operating Company, Inc. and Timothy R. Donovan (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K	12/31/2012	10.87	3/15/2013

†10.81	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Timothy R. Donovan, dated April 2, 2009 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.5	5/2/2017

†10.82	Employment Agreement, made as of April 14, 2014, by and between Caesars Entertainment Operating Company, Inc. and Robert Morse, as assigned to Caesars Enterprise Services, LLC pursuant to that certain letter agreement dated as of December 29, 2014.	—	S-4	—	10.137	3/13/2017

†10.83	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Robert J. Morse, dated April 14, 2014 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.6	5/2/2017

†10.84	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation, dated March 23, 2016.	—	8-K	—	10.2	7/6/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.85	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Acquisition Company, dated June 29, 2016.	—	8-K	—	10.3	7/6/2016

†10.86	Letter Agreement, dated as of October 6, 2017, between Caesars Enterprise Services, LLC and Timothy R. Donovan.	—	8-K	—	10.17	10/13/2017

†10.87	Amended and Restated Letter Agreement, dated January 29, 2018, between Timothy R. Donovan and Caesars Enterprise Services, LLC.	—	8-K	—	10.1	2/2/2018

†10.88	Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	S-8	—	4.6	10/6/2017

†10.89	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	S-8	—	4.7	10/6/2017

†10.90	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	S-8	—	4.8	10/6/2017

†10.91	Caesars Acquisition Company 2014 Performance Incentive Plan.	—	**8-K	—	10.1	4/6/2014

†10.92	Form Nonqualified Option Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	**8-K	—	10.2	4/16/2014

†10.93	Form Restricted Stock Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	**8-K	—	10.3	4/16/2014

†10.94	Form Restricted Stock Unit Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	**8-K	—	10.4	4/16/2014

†10.95	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC.	—	***8-K	—	99.1	5/21/2014

14	Code of Business Conduct and Ethics, February 1, 2018.	X

21	List of Subsidiaries.	X

23	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1‡	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

32.2‡	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Gaming and Regulatory Overview.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Denotes a management contract or compensatory plan or arrangement.
‡	Furnished herewith.
*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

**	Filed by Caesars Acquisition Company.
***	Filed by Caesars Entertainment Operating Company, Inc.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED BALANCE SHEETS

	As of December 31,
(In millions)	2017	2016
Assets
Current assets
Cash and cash equivalents	$926	$106
Restricted cash	—	16
Receivables, net	33	—
Prepayments and other current assets	5	5
Intercompany receivables	33	46
Total current assets	997	173
Deferred charges and other assets	147	89
Investment in subsidiary	4,434	5,553
Total assets	$5,578	$5,815

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$5	$33
Accrued expenses	13	85
Interest payables	13	—
Intercompany payables	65	20
Accrued restructuring and support expenses	—	6,601
Total current liabilities	96	6,739
Long-term debt	1,121	—
Deferred credits and other liabilities	1,136	146
Deferred income taxes	—	592
Total liabilities	2,353	7,477
Total stockholders’ equity/(deficit)	3,225	(1,662)
Total liabilities and stockholders’ equity/(deficit)	$5,578	$5,815
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In millions)	2017	2016	2015
Net revenues	$2	$2	$12
Operating expenses
Corporate expense	88	123	117
Other operating costs	24	58	120
Total operating expenses	112	181	237
Loss from operations	(110)	(179)	(225)
Interest expense	(18)	(5)	(4)
Gain on interests in subsidiaries	769	2,934	278
Gain on deconsolidation of subsidiary	—	—	7,125
Restructuring and support expenses	(1,842)	(5,729)	(1,017)
Other income/(loss)	85	(30)	1
Income/(loss) from operations before income taxes	(1,116)	(3,009)	6,158
Income tax benefit/(provision)	741	(39)	(149)
Net income/(loss)	(375)	(3,048)	6,009
Other comprehensive income, net of income taxes	—	—	—
Comprehensive income/(loss)	$(375)	$(3,048)	$6,009

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2017	2016	2015
Cash flows provided by/(used in) operating activities	$1,504	$(37)	$(277)
Cash flows from investing activities
Payments to acquire investments	(700)	—	—
Proceeds from long term receivable	—	—	40
Cash flows provided by/(used in) investing activities	(700)	—	40
Cash flows from financing activities
Repayments of long-term debt	—	—	(68)
Other financing	—	(8)	(2)
Cash flows used in financing activities	—	(8)	(70)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	804	(45)	(307)
Cash, cash equivalents, and restricted cash, beginning of period	122	167	474
Cash, cash equivalents, and restricted cash, end of period	$926	$122	$167
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
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2017 and 2016 was approximately $3.2 billion and $4.0 billion, respectively. Such restrictions are on net assets of Caesars Entertainment Corporation and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.

3.	Commitments, contingencies, and long-term obligations
For a discussion of the Company’s commitments, contingencies, and long-term obligations under its senior secured credit facilities, see Note 12 of the Company’s consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

March 7, 2018	By:	/S/ MARK P. FRISSORA
Mark P. Frissora
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS BENNINGER	Director	March 7, 2018
Thomas Benninger

/s/ JOHN BOUSHY	Director	March 7, 2018
John Boushy

/s/ JOHN DIONNE	Director	March 7, 2018
John Dionne

/s/ MATTHEW FERKO	Director	March 7, 2018
Matthew Ferko

/s/ MARK P. FRISSORA	President and Director	March 7, 2018
Mark P. Frissora	Chief Executive Officer

/s/ JAMES HUNT	Director	March 7, 2018
James Hunt	Chairman of the Board

/s/ DON KORNSTEIN	Director	March 7, 2018
Don Kornstein

/s/ DAVID SAMBUR	Director	March 7, 2018
David Sambur

/s/ RICHARD SCHIFTER	Director	March 7, 2018
Richard Schifter

/s/ CHRISTOPHER WILLIAMS	Director	March 7, 2018
Christopher Williams

/s/ ERIC HESSION	Executive Vice President and	March 7, 2018
Eric Hession	Chief Financial Officer

/s/ KEITH A. CAUSEY	Senior Vice President and	March 7, 2018
Keith A. Causey	Chief Accounting Officer