Form 10-Q
period 2018-03-31
CAESARS ENTERTAINMENT Corp
filed 2018-05-02
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common stock, $0.01 par value	698,233,150

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents ($58 and $58 attributable to our VIEs)	$2,485	$2,558
Restricted cash	115	116
Receivables, net	439	494
Due from affiliates, net	7	11
Prepayments and other current assets ($5 and $2 attributable to our VIEs)	235	239
Inventories	42	39
Total current assets	3,323	3,457
Property and equipment, net ($67 and $57 attributable to our VIEs)	15,975	16,154
Goodwill	3,817	3,815
Intangible assets other than goodwill	1,597	1,609
Restricted cash	42	35
Deferred income taxes	2	2
Deferred charges and other assets ($30 and $0 attributable to our VIEs)	395	364
Total assets	$25,151	$25,436

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($6 and $3 attributable to our VIEs)	$239	$318
Accrued expenses and other current liabilities	1,163	1,326
Interest payable	78	38
Current portion of contract liabilities	143	129
Current portion of financing obligations	10	9
Current portion of long-term debt	64	64
Total current liabilities	1,697	1,884
Contract liabilities	7	2
Financing obligations	9,388	9,355
Long-term debt	8,837	8,849
Deferred income taxes	589	577
Deferred credits and other liabilities	1,331	1,472
Total liabilities	21,849	22,139
Commitments and contingencies (Note 7)
Stockholders’ equity
Caesars stockholders’ equity	3,210	3,226
Noncontrolling interests	92	71
Total stockholders’ equity	3,302	3,297
Total liabilities and stockholders’ equity	$25,151	$25,436

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Revenues
Casino	$983	$390
Food and beverage	383	206
Rooms	367	247
Other revenue	172	123
Management fees	15	—
Reimbursed management costs	52	—
Net revenues	1,972	966
Operating expenses
Direct
Casino	562	222
Food and beverage	264	141
Rooms	114	80
Property, general, administrative, and other	427	231
Reimbursable management costs	52	—
Depreciation and amortization	280	102
Corporate expense	82	41
Other operating costs	66	(1)
Total operating expenses	1,847	816
Income from operations	125	150
Interest expense	(330)	(147)
Restructuring and support expenses and other	184	(464)
Loss before income taxes	(21)	(461)
Income tax provision	(13)	(47)
Net loss	(34)	(508)
Net loss attributable to noncontrolling interests	—	1
Net loss attributable to Caesars	$(34)	$(507)

Loss per share - basic and diluted
Basic and diluted loss per share	$(0.05)	$(3.44)
Weighted-average common stock outstanding	697	147

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)

	Caesars Stockholders’ Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2016	$1	$(29)	$8,676	$(10,306)	$(1)	$(1,659)	$53	$(1,606)
Net loss	—	—	—	(507)	—	(507)	(1)	(508)
Stock-based compensation	—	(7)	13	—	—	6	—	6
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(3)	(3)
Balance as of March 31, 2017	$1	$(36)	$8,689	$(10,813)	$(1)	$(2,160)	$49	$(2,111)

Balance as of December 31, 2017	$7	$(152)	$14,051	$(10,686)	$6	$3,226	$71	$3,297
Net loss	—	—	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	(12)	22	—	—	10	—	10
Other comprehensive income, net of tax	—	—	—	—	9	9	—	9
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	21	21
Other	—	(1)	—	—	—	(1)	—	(1)
Balance as of March 31, 2018	$7	$(165)	$14,073	$(10,720)	$15	$3,210	$92	$3,302

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2018	2017
Cash flows provided by operating activities	$22	$119
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(85)	(72)
Proceeds from the sale and maturity of investments	16	5
Payments to acquire investments	(14)	(16)
Cash flows used in investing activities	(83)	(83)
Cash flows from financing activities
Debt issuance costs and fees	(1)	—
Repayments of long-term debt and revolving credit facilities	(16)	(54)
Proceeds from the issuance of common stock	3	4
Taxes paid related to net share settlement of equity awards	(12)	(7)
Financing obligation payments	(2)	—
Contributions from noncontrolling interest owners	20	—
Distributions to noncontrolling interest owners	—	(5)
Other	2	—
Cash flows used in financing activities	(6)	(62)

Net decrease in cash, cash equivalents, and restricted cash	(67)	(26)
Cash, cash equivalents, and restricted cash, beginning of period	2,709	4,658
Cash, cash equivalents, and restricted cash, end of period	$2,642	$4,632

Supplemental Cash Flow Information:
Cash paid for interest	$247	$75
Cash received for income taxes	(2)	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	(2)	(2)

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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2017 Annual Report.
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Statements of Operations as our “Statements of Operations,” (iii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.”
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). Caesars Entertainment operates a total of 47 casino properties in 13 U.S. states and five countries. Nine casinos are in Las Vegas, which represented 46% of net revenues for the three months ended March 31, 2018.
We lease certain real property assets from VICI Properties Inc. (“VICI”).
CEOC’s Emergence from Bankruptcy and CEC’s Merger with Caesars Acquisition Company
As previously disclosed in our 2017 Annual Report, Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its U.S. subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization on January 15, 2015, at which time CEC deconsolidated CEOC. The Debtors emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). As part of its emergence from bankruptcy, CEOC reorganized into an operating company separate from its real property assets. The operating company was acquired by CEC on the Effective Date and immediately merged with and into CEOC LLC. CEOC LLC operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI.
Pursuant to the merger agreement with Caesars Acquisition Company (“CAC”), on the Effective Date, CAC merged with and into CEC, with CEC as the surviving company (the “CAC Merger”). The CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented (see Note 2).
Note 2 — Basis of Presentation and Principles of Consolidation
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated condensed financial statements of Caesars have been prepared under the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2018 fiscal year.
GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably determined. Actual amounts could differ from those estimates.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Adoption of New Revenue Recognition Standard
On January 1, 2018, we adopted the new accounting standard Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all related amendments. See Note 10 for additional information and details on the effects of adopting the new standard.
Reportable Segments
We view each casino property as an operating segment and aggregate all such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. See Note 14.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Balance Sheets that sum to amounts reported on the Statements of Cash Flows.

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$2,485	$2,558
Restricted cash, current	115	116
Restricted cash, non-current	42	35
Total cash, cash equivalents, and restricted cash	$2,642	$2,709
Merger with CAC
The following table reconciles the previously-reported net revenues and net income/(loss) of Caesars to the amounts reported in the Statements of Operations after giving effect to the CAC Merger (see Note 1).
Reconciliation of Net Revenues and Net Income/(Loss)

(In millions)	Three Months Ended March 31, 2017
Net revenues
Caesars previously reported	$963
CAC previously reported	—
Adoption of new revenue recognition standard (1)	3
As currently reported	$966

Net income/(loss)
Caesars previously reported	$(524)
CAC previously reported	2
Elimination and consolidation adjustments	14
As currently reported	$(508)
____________________

(1)	See Adoption of New Revenue Recognition Standard above.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

generally accounted for using the equity method where we have determined that we have significant influence over the entities; and (3) investments in affiliates of 20% or less are generally accounted for using the cost method.
Consolidation of Korea Joint Venture
During 2017, CEC formed a joint venture referred to herein as the Korea JV. The purpose of the Korea JV is to acquire, develop, own, and operate a casino resort project in Incheon, South Korea. We determined that the Korea JV is a VIE and CEC is the primary beneficiary of the Korea JV, and therefore, consolidates the Korea JV into its financial statements as of December 31, 2017.
Note 3 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification (“ASC”).
During the three months ended March 31, 2018, we adopted the following ASUs:

•	ASU 2016-16, Income Taxes (see Note 12).

•	ASU 2014-09, Revenue from Contracts with Customers (see Note 10).
During the three months ended March 31, 2018, the following ASUs became effective, but there was no effect on our financial statements:

•	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.

•	ASU 2018-04, Investments — Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273.

•	ASU 2017-09, Compensation - Stock Compensation.

•	ASU 2017-01, Business Combinations.

•	ASU 2016-18, Statement of Cash Flows.

•	ASU 2016-01, Financial Instruments - Overall.
The following amendments to the FASB ASC were not effective through our quarter ended March 31, 2018:
Previously Disclosed
Income Statement - Reporting Comprehensive Income - February 2018: Amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings effectively eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act (the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) (the “Tax Act”). Because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016 (amended January 2018): The amended guidance requires most lease obligations to be recognized as a right-of-use (“ROU”) asset with a corresponding liability on the balance sheet. The guidance requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. Operating leases, including agreements relating to slot machines, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. Leases embedded in other arrangements will be accounted for separately by allocating payments between lease and nonlease components. As a practical expedient, lessees

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

are permitted to make an accounting policy election by class of underlying asset to account for each lease and nonlease component as a single lease component. The amended guidance will not require us to re-evaluate land easements that exist or expired before adoption that were not previously accounted for as a lease under Topic 840.
This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach. We plan to adopt the new standard on its effective date of January 1, 2019. We are currently assessing our processes and system capabilities. The qualitative and quantitative effects of adoption are still being analyzed as we are in the process of cataloging our existing lease contracts and identifying arrangements containing embedded leases.
Financial Instruments - Credit Losses - June 2016 (amended January 2017): Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Note 4 — Property and Equipment

(In millions)	March 31, 2018	December 31, 2017
Land and land improvements	$4,856	$4,930
Buildings, riverboats and leasehold improvements	11,985	11,751
Furniture, fixtures, and equipment	1,365	1,277
Construction in progress	154	329
Total property and equipment	18,360	18,287
Less: accumulated depreciation	(2,385)	(2,133)
Total property and equipment, net	$15,975	$16,154
Depreciation Expense and Capitalized Interest

	Three Months Ended March 31,
(In millions)	2018	2017
Depreciation expense	$264	$87
Capitalized interest	2	1
Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2017	$355	$3,815	$1,254
Other	—	2	4
Amortization	(16)	—	—
Balance as of March 31, 2018	$339	$3,817	$1,258

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2018				December 31, 2017
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Customer relationships	4.7	$1,030	$(709)	$321	$1,030	$(693)	$337
Contract rights	6.8	3	(2)	1	3	(2)	1
Gaming rights and other	6.3	43	(26)	17	43	(26)	17
		$1,076	$(737)	339	$1,076	$(721)	355
Non-amortizing intangible assets
Trademarks				790			790
Gaming rights				215			211
Total Rewards				253			253
				1,258			1,254
Total intangible assets other than goodwill				$1,597			$1,609
Note 6 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of the date shown:
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2018
Assets
Government bonds	$26	$—	$26	$—
Derivative instruments - interest rate swaps	11	—	11	—
Total assets at fair value	$37	$—	$37	$—
Liabilities
Derivative instruments - interest rate swaps	$6	$—	$6	$—
Derivative instruments - CEC Convertible Notes	856	—	—	856
Disputed claims liability	102	—	—	102
Total liabilities at fair value	$964	$—	$6	$958
December 31, 2017
Assets
Equity securities	$8	$8	$—	$—
Government bonds	25	—	25	—
Total assets at fair value	$33	$8	$25	$—
Liabilities
Derivative instruments - CEC Convertible Notes	$1,016	$—	$—	$1,016
Disputed claims liability	112	—	—	112
Total liabilities at fair value	$1,128	$—	$—	$1,128

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in Level 3 Fair Value Measurements

	Three Months Ended March 31, 2018
(In millions)	Derivative Instruments	Disputed Claims Liability
Balance as of beginning of period	$1,016	$112
Change in fair value recorded in Restructuring and support expenses and other	(160)	(10)
Balance as of end of period	$856	$102
Equity Securities
Investments in equity securities are traded in active markets and have readily determined market values. These investments were included in Prepayments and other current assets on our Balance Sheets. Gross unrealized gains and losses on marketable securities were not material as of December 31, 2017.
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
CEC Convertible Notes - Derivative Liability
On the Effective Date, CEC issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”) to CEOC’s creditors pursuant to the terms of the Plan. The CEC Convertible Notes were issued pursuant to the Indenture, dated as of October 6, 2017.
The CEC Convertible Notes are convertible at the option of holders into a number of shares of CEC common stock that is equal to approximately 0.139 shares of CEC common stock per $1.00 principal amount of CEC Convertible Notes, which is equal to an initial conversion price of $7.19 per share. If all the shares were issued on the Effective Date, they would have represented approximately 17.9% of the shares of CEC common stock outstanding on a fully diluted basis. The holders of the CEC Convertible Notes can convert them at any time after issuance. CEC can convert the CEC Convertible Notes beginning in October 2020 if the last reported sale price of CEC common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. As of March 31, 2018, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock are issuable upon conversion of the CEC Convertible Notes. As of March 31, 2018, the remaining life of the CEC Convertible Notes is 6.50 years.
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the CEC Convertible Notes contains bifurcated derivative features and qualifies for derivative accounting. In accordance with ASC 815, CEC has bifurcated the conversion features of the CEC Convertible Notes and recorded a derivative liability. The CEC Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the CEC Convertible Notes are carried on CEC’s Balance Sheet at fair value in Deferred credits and other liabilities. The derivative liability is marked-to-market each measurement period, and any unrealized change in fair value is recorded as a component of Restructuring and support expenses and other in the Statements of Operations. The derivative liability associated with the CEC Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.
Valuation Methodology
We estimated the fair value of the CEC Convertible Notes using a binomial lattice valuation model that incorporated the value of both the straight debt and conversion features of the notes. The CEC Convertible Notes have a face value of $1.1 billion, a term

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of 7 years, a coupon rate of 5%, and are convertible into 156 million shares of CEC common stock. The valuation model incorporated assumptions regarding the incremental cost of borrowing for CEC, the value of CEC’s equity into which these notes could convert, the expected volatility of such equity, and the risk-free rate.
Key Assumptions as of March 31, 2018 -

•	Incremental cost of borrowing - 5.5%

•	Expected volatility - 30%

•	Risk-free rate - 2.7%
Since the key assumptions used in the valuation model, including CEC’s estimated incremental cost of borrowing and the expected volatility of CEC’s equity, were significant unobservable inputs, the fair value for the conversion features of the CEC Convertible Notes was classified as Level 3.
Interest Rate Swap Derivatives
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. During the three months ended March 31, 2018, we entered into four additional interest rate swap agreements to fix the interest rate on $1.0 billion of variable rate debt. As of March 31, 2018, we have entered into a total of eight interest rate swap agreements for notional amounts totaling $2.0 billion. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements will be accrued as interest rates change and recognized as an adjustment to interest expense for the related debt beginning on December 31, 2018. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of March 31, 2018 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of March 31, 2018	Maturity Date
12/31/2018	250	2.274%	N/A	12/31/2022
12/31/2018	200	2.828%	N/A	12/31/2022
1/1/2019	250	2.153%	N/A	12/31/2020
1/1/2019	250	2.196%	N/A	12/31/2021
1/1/2019	400	2.788%	N/A	12/31/2021
1/1/2019	200	2.828%	N/A	12/31/2022
1/2/2019	250	2.172%	N/A	12/31/2020
1/2/2019	200	2.731%	N/A	12/31/2020
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
The effect of derivative instruments designated as hedging instruments on the Balance Sheet for amounts transferred into Accumulated other comprehensive income was $5 million for the quarter ended March 31, 2018.
Disputed Claims Liability
CEC and CEOC deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to satisfy certain remaining unsecured claims (excluding debt claims) as they become allowed (see Note 7). As key assumptions used in the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

valuation model, including assumptions for the conversion features of the CEC Convertible Notes, include significant unobservable inputs, the fair value of the liability is classified as Level 3.
Note 7 — Litigation, Contractual Commitments, and Contingent Liabilities
Litigation
Caesars is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Contractual Commitments
Except as described in Note 6, during the three months ended March 31, 2018, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2017.
Exit Cost Accruals
As of March 31, 2018 and December 31, 2017, exit costs of $93 million and $101 million, respectively, were included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the accompanying Balance Sheets for accruals related to the Iowa greyhound pari-mutuel racing fund, future obligations under land lease agreements associated with the abandonment of a construction project near the Mississippi Gulf Coast, and the permanent closure of three international properties.
NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada casino properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service was completed in the first quarter of 2018 (the “Cease-Use Date”). As a result of our decision to exit, an order from the Public Utilities Commission of Nevada required that we pay an aggregate exit fee of $48 million. These fees are payable over three to six years at an aggregate present value of $39 million as of March 31, 2018 and are recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets.
For six years following the Cease-Use Date, we will also be required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of above-market renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. As of the effective date of the transition, total fees incurred are $31 million, which was recorded at a present value of $27 million in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets as of March 31, 2018. The amount will be adjusted in the future if actual fees incurred differ from our estimates.
Golf Course Properties
Concurrently with the execution of the leases CEOC LLC maintains with VICI, certain golf course properties (the “Golf Course Properties”) were sold to VICI, and CEOC LLC entered into a golf course use agreement (the “Golf Course Use Agreement”) with VICI. An obligation of $143 million is recorded in Deferred credits and other liabilities as of March 31, 2018 representing the fair value of the $10 million in annual payments to be made under the Golf Course Use Agreement, which exceeds the fair value of services being received.
The obligation is being amortized using the effective interest method over the term of the Golf Course Use Agreement which continues through October 2052. The amortization on this obligation for the quarter ended March 31, 2018 was $3 million and reflected in Interest expense in our Statement of Operations.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Following the Effective Date, actions to enforce or otherwise affect repayment of liabilities preceding January 15, 2015 (the “Petition Date”), as well as pending litigation against the Debtors related to such liabilities, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. CEOC LLC will continue the process of reconciling such claims to the amounts listed by the Debtors in their schedules of assets and liabilities, as amended. The amounts submitted by claimants that remain unresolved total approximately $892 million. We estimate the fair value of these claims to be $102 million as of March 31, 2018, which is based on management’s estimate of the claim amounts that the Bankruptcy Court will ultimately allow and the fair value of the underlying CEC common stock and CEC Convertible Notes held in escrow for the purpose of resolving those claims.
Pursuant to the Plan, CEC and CEOC deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to satisfy certain remaining unsecured claims (excluding debt claims) as they become allowed. As claims are resolved, the claimants receive distributions of CEC common stock, cash or cash equivalents, and/or CEC Convertible Notes from the reserves on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares, cash, and convertible notes remain undistributed upon resolution of the remaining disputed claims, such amounts will be returned to CEC.
As of March 31, 2018, approximately $53 million in cash, 9 million shares of CEC common stock, and $34 million in principal value of CEC Convertible Notes remain in reserve for distribution to holders of disputed claims whose claims may ultimately become allowed in the escrow trust. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s Financial Statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Plan.
Contingent Liabilities
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance effective in the first quarter of 2017 when the liability related to certain health insurance contracts was transferred from CEOC to Caesars Enterprise Services, LLC (“CES”). Our total estimated self-insurance liability was $182 million and $192 million, respectively, as of March 31, 2018 and December 31, 2017.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 8 — Debt

	March 31, 2018				December 31, 2017
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (2)	$—	$—	$—
CRC Term Loan	2024	variable (3)	4,689	4,608	4,616
CEOC LLC Revolving Credit Facility	2022	variable (4)	—	—	—
CEOC LLC Term Loan	2024	variable (5)	1,496	1,494	1,499
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,078	1,078	1,078
CRC Notes	2025	5.25%	1,700	1,665	1,664
Special Improvement District Bonds	2037	4.30%	56	56	56
Total debt			9,019	8,901	8,913
Current portion of long-term debt			(64)	(64)	(64)
Long-term debt			$8,955	$8,837	$8,849

Unamortized discounts and deferred finance charges				$118	$121
Fair value			$9,011
____________________

(1)	Interest rate is fixed, except where noted.

(2)	London Interbank Offered Rate (“LIBOR”) plus 2.25%

(3)	LIBOR plus 2.75%

(4)	LIBOR plus 2.00%

(5)	LIBOR plus 2.50%. On April 16, 2018, the interest rate was repriced to LIBOR plus 2.00%, see CEOC LLC Term Loan Repricing section below.
Annual Estimated Debt Service Requirements as of March 31, 2018

	Remaining	Years Ended December 31,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Annual maturities of long-term debt	$48	$64	$64	$64	$64	$8,715	$9,019
Estimated interest payments	380	470	480	480	480	1,010	3,300
Total debt service obligation (1)	$428	$534	$544	$544	$544	$9,725	$12,319
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve. Actual payments may differ from these estimates.

Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2018 and December 31, 2017 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months.
Although there are no outstanding amounts under the revolving credit facilities as of March 31, 2018, borrowings under the revolving credit facilities are each subject to the provisions of the applicable credit facility agreements. The applicable credit facility agreements each have a contractual maturity of greater than one year. Amounts borrowed under the revolving credit facilities are intended to satisfy short term liquidity needs and would be classified as current.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of March 31, 2018 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 3 in the fair value hierarchy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEOC LLC Term Loan Repricing
On April 16, 2018, CEOC LLC entered into Amendment No. 1 to the Credit Agreement, dated as of October 6, 2017 (as amended, the “CEOC LLC Credit Agreement”) that, among other things, reduces the interest rate margins applicable to CEOC LLC’s existing approximately $1.5 billion term loan facility from LIBOR plus 2.50% to LIBOR plus 2.00%.
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
The CRC Revolving Credit Facility and CEOC LLC Revolving Credit Facility include maximum first-priority net senior secured leverage ratio financial covenants of 6.35:1 and 3.50:1, respectively, which are applicable solely to the extent that certain testing conditions are satisfied.
Guarantees
The borrowings under the CRC Credit Agreement and CEOC LLC Credit Agreement are guaranteed by the material, domestic, wholly owned subsidiaries of CRC and CEOC LLC, respectively, (subject to exceptions) and substantially all of the applicable existing and future property and assets that serve as collateral for the borrowings.
The CRC Notes are guaranteed on a senior unsecured basis by each wholly owned, domestic subsidiary of CRC that is a subsidiary guarantor with respect to the CRC Senior Secured Credit Facilities.
Note 9 — Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing the applicable income amounts by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing the applicable income amounts by the sum of weighted-average number of shares of common stock outstanding and dilutive potential common stock.
For a period in which Caesars generated a net loss, the weighted-average basic shares outstanding was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.
Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Net loss attributable to Caesars	$(34)	$(507)
Weighted-average common stock outstanding	697	147
Basic and diluted loss per share	$(0.05)	$(3.44)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended March 31,
(In millions)	2018	2017
Stock options	9	11
Restricted stock units and awards	16	8
CEC Convertible Notes	150	—
Total anti-dilutive common stock	175	19

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 10 — Revenue Recognition
Adoption of New Revenue Recognition Standard
In May 2014, the FASB issued a new standard related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers. We adopted the standard effective January 1, 2018, using the full retrospective method, which requires the Company to recast each prior reporting period presented consistent with the new standard. The most significant effects of adopting the new standard related to the accounting for our Total Rewards customer loyalty program and casino promotional allowances.
Total Rewards affects revenue from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Previously, the Company accrued a liability based on the estimated cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”), based upon the cost of historical redemptions. Upon adoption of the new accounting standard, Reward Credits are no longer recorded at cost, and a deferred revenue model is used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. This results in a portion of casino revenues being recorded as deferred revenue as Reward Credits are earned. Revenue is recognized in a future period based on when and for what good or service the Reward Credits are redeemed (e.g., a hotel room).
Additionally, we previously recorded promotional allowances in a separate line item within net revenues. As part of adopting the new standard, promotional allowances are no longer presented separately. Alternatively, revenue is recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, we are required to allocate a portion of the casino revenues earned from the customer to rooms revenues based on the standalone selling price of the room. As a result of this change, we are reporting substantially lower casino revenues; however, there is no material effect on total net revenues.
Effect of Adopting New Revenue Recognition Standard - Balance Sheets

(In millions)	Previously Reported	ASC Adjustments	As Recast
December 31, 2017
Receivables, net	$496	$(2)	$494
Property and equipment, net (1)	16,228	(74)	16,154
Accrued expenses and other current liabilities (2)	1,459	(133)	1,326
Current portion of contract liabilities (2)	—	129	129
Contract liabilities	—	2	2
Financing obligations (1)	9,429	(74)	9,355
Deferred credits and other liabilities	1,473	(1)	1,472
Stockholders’ equity	3,296	1	3,297
December 31, 2016
Stockholders’ deficit	$(1,609)	$3	$(1,606)
____________________

(1)
The conditions that were considered prohibited forms of continuing involvement related to our sale of the Golf Course Properties (see Note 7) are no longer considered continuing involvement under the new revenue recognition standard. As of result of adopting the new standard on full retrospective basis, we are now reflecting this transaction as a completed sale in the period in which it occurred.

(2)	Adjustments are primarily related to the reclassification of assets and liabilities to in accordance with the new accounting and disclosure requirements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Effect of Adopting New Revenue Recognition Standard - Statement of Operations

	Three Months Ended March 31, 2017
	Prior to Adoption				Post Adoption
(In millions)	CEC	CAC	Eliminations	Total	Total
Net revenues	$963	$—	$—	$963	$966
Total operating expenses	805	9	—	814	816
Income/(loss) from operations	158	(9)	—	149	150
Net income/(loss)	(524)	2	14	(508)	(508)
Disaggregation of Revenue by Segment

	Three Months Ended March 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$262	$663	$58	$—	$983
Food and beverage	242	134	7	—	383
Rooms	280	86	1	—	367
Management fees	—	1	15	(1)	15
Reimbursed management costs	—	1	51	—	52
Entertainment and other	90	39	9	(1)	137
Total contract revenues	874	924	141	(2)	1,937
Other	32	2	1	—	35
Net revenues	$906	$926	$142	$(2)	$1,972

	Three Months Ended March 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$196	$186	$8	$—	$390
Food and beverage	161	45	—	—	206
Rooms	215	32	—	—	247
Entertainment and other	62	13	4	—	79
Total contract revenues	634	276	12	—	922
Other	40	4	—	—	44
Net revenues	$674	$280	$12	$—	$966
Accounting Policy
We analyze our revenues based upon the type of services we provide and the geographic location of the related property. We recognize revenue when control over the goods and services we provide has transferred to the customer, which is generally when the services are performed and when we have no substantive performance obligation remaining. Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
Casino Revenues
Casino revenues include revenues generated by our casino operations and casino related activities such as poker, pari-mutuel wagering, and tournaments, less sales incentives and other adjustments. Casino revenues are measured by the aggregate net difference between gaming wins and losses. Jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. We accrue the incremental amount of progressive jackpots as the progressive machine is played, and the progressive jackpot amount increases, with a corresponding reduction to casino revenues. Funds deposited by

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

customers in advance along with chips and slot vouchers in a customer’s possession are recognized as a liability until such amounts are redeemed or used in gaming play by the customer.
Non-Gaming Revenues
Rooms revenue, food and beverage revenue, and entertainment and other revenue include: (i) the actual amounts paid for such services (less any amounts allocated to unperformed performance obligations, such as Reward Credits described below); (ii) the value of Reward Credits redeemed for such services; and (iii) the portion of the transaction price allocated to complimentary goods or services provided in conjunction with other revenue-generating activities. Rooms revenue is generally recognized over the course of the customer’s reservation period. Food and beverage and entertainment and other revenues are recognized when services are performed or events are held. Amounts paid in advance, such as advance deposits on rooms and advance ticket sales, are recorded as a liability until the goods or services are provided to the customer (see Contract Liabilities below).
Other Revenue
Other revenue primarily includes revenue from third-party real estate leasing arrangements at our casino properties. Rental income is recognized ratably over the lease term with contingent rental income being recognized when the right to receive such rental income is established according to the lease agreements.
Total Rewards Loyalty Program
Caesars’ customer loyalty program, Total Rewards, grants Reward Credits to Total Rewards Members based on on-property spending, including gaming, hotel, dining, and retail shopping at all Caesars-affiliated properties. Members may redeem Reward Credits for complimentary or discounted goods and services such as rooms, food and beverages, merchandise, entertainment, and travel accommodations. Members are able to accumulate Reward Credits over time that they may redeem at their discretion under the terms of the program. A member’s Reward Credit balance is forfeited if the member does not earn a Reward Credit for a continuous six-month period.
Because of the significance of the Total Rewards program and the ability for customers to accumulate Reward Credits based on their past play, we have determined that Reward Credits granted in conjunction with other earning activity represent a performance obligation. As a result, for transactions in which Reward Credits are earned, we allocate a portion of the transaction price to the Reward Credits that are earned based upon the relative standalone selling prices (“SSP”) of the goods and services involved. When the activity underlying the “earning” of the Reward Credits has a wide range of selling prices and is highly variable, such as in the case of gaming activities, we use the residual approach in this allocation by computing the value of the Reward Credits as described below and allocating the residual amount to the gaming activity. This allocation results in a significant portion of the transaction price being deferred and presented as a Contract Liability on our accompanying Balance Sheets. Any amounts allocated to the Contract Liabilities are recognized as revenue when the Reward Credits are redeemed in accordance with the specific recognition policy of the activity for which the credits are redeemed. This balance is further described below under Contract Liabilities.
Our Total Rewards loyalty program includes various tiers that offer different benefits, and members are able to earn credits towards tier status, which generally enables them to receive discounts similar to those provided as complimentaries described below. We have determined that any such discounts received as a result of tier status do not represent material rights, and therefore, we do not account for them as distinct performance obligations.
We have determined the SSP of a Reward Credit by computing the redemption value of credits expected to be redeemed. Because Reward Credits are not otherwise independently sold, we analyzed all Reward Credit redemption activity over the preceding calendar year and determined the redemption value based on the fair market value of the goods and services for which the Reward Credits were redeemed. We have applied the practical expedient under the portfolio approach to our Reward Credit transactions because of the similarity of gaming and other transactions and the homogeneity of Reward Credits.
As part of determining the SSP for Reward Credits, we also determined that there is generally an amount of Reward Credits that are not redeemed, which is considered “breakage.” We recognize the expected breakage proportionally with the pattern of revenue recognized related to the redemption of Reward Credits. We periodically reassess our customer behaviors and revise our expectations as deemed necessary on a prospective basis.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Complimentaries
As part of our normal business operations, we often provide lodging, transportation, food and beverage, entertainment and other goods and services to our customers at no additional charge. Such complimentaries are provided in conjunction with other revenue‑earning activities and are generally provided to encourage additional customer spending on those activities. Accordingly, we allocate a portion of the transaction price we receive from such customers to the complimentary goods and services. We perform this allocation based on the SSP of the underlying goods and services, which is determined based upon the weighted-average cash sales prices received for similar services at similar points during the year.
Retail Value of Complimentaries

	Three Months Ended March 31,
(In millions)	2018	2017
Food and beverage	$149	$151
Rooms	108	115
Other	15	14
	$272	$280
Receivables and Contract Liabilities
We issue credit to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectibility of these receivables. Accounts receivable are non-interest bearing and are initially recorded at cost.
Marker play represents a significant portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
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
Receivables

(In millions)	March 31, 2018	December 31, 2017
Casino	$144	$173
Food and beverage and rooms	81	59
Entertainment and other	76	79
Contract receivables, net	301	311
Other	138	183
Receivables, net	$439	$494

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Allowance for Doubtful Accounts

(In millions)	Contracts	Other	Total
Balance as of December 31, 2017	$44	$7	$51
Provision for doubtful accounts	7	(4)	3
Write-offs less recoveries	(3)	1	(2)
Balance as of March 31, 2018	$48	$4	$52
Our Contract Liabilities primarily consist of outstanding obligations relating to our Total Rewards customer loyalty program and customer advances on goods and services yet to be provided. Contract Liabilities amounted to $150 million and $131 million as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we recognized approximately $50 million of revenues related to customer advances and $15 million of revenues related to Reward Credit redemptions, which was previously included in our Contract Liabilities balance as of December 31, 2017.
Generally, customer advances and their corresponding performance obligations are satisfied within 12 months of the date of receipt of advanced payment. As of March 31, 2018, $65 million of revenues has been deferred related to Reward Credits earned under the Total Rewards loyalty program. While Rewards Credits are generally redeemed by customers over a four-year period from when they were earned, of the total Reward Credits expected to be redeemed, approximately 90% are redeemed within one year and approximately 10% are redeemed beyond one year.
Note 11 — Stock-Based Compensation
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, based on CEC common stock (NASDAQ symbol “CZR”), including time-based and performance-based stock options, restricted stock units, restricted stock awards, stock grants, or a combination of awards.
Composition of Stock-Based Compensation Expense

	Three Months Ended March 31,
(In millions)	2018	2017
Corporate expense	$13	$8
Property, general, administrative, and other	5	1
Total stock-based compensation expense (1)	$18	$9
____________________

(1)
As a result of the consolidation of CEOC LLC beginning on the Effective Date, $11 million of stock-based compensation expense was recorded for three months ended March 31, 2018 as compared to the three months ended March 31, 2017 which includes $1 million due to the CAC Merger.

Outstanding at End of Period

	March 31, 2018		December 31, 2017
	Quantity (1)	Wtd Avg (2)	Quantity	Wtd Avg (2)
Stock options (3)	8,820,888	$10.44	9,227,890	$10.36
Restricted stock units (4)	14,121,592	12.04	17,274,659	11.22
____________________

(1)	Granted 114,136 restricted stock units related to CEC common stock during the three months ended March 31, 2018. No stock options granted during the three months ended March 31, 2018.

(2)	Represents weighted average exercise price for stock options and weighted average fair value for restricted stock units.

(3)	During the three months ended March 31, 2018, 378,016 stock options were exercised.

(4)	During the three months ended March 31, 2018, 3,042,607 restricted stock units vested.
Note 12 — Income Taxes
Caesars’ provision for income taxes during the interim reporting period for the three months ended March 31, 2018 has been calculated by applying an estimate of the annual effective tax rate (“AETR”) for the full year to “ordinary” income or loss (pre-

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 Income Taxes, Interim Reporting, to calculate taxes for the three months ended March 31, 2017. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three months ended March 31, 2017.
Effective January 1, 2018, we adopted ASU 2016-16, Income Taxes (Topic 740), which provides amended guidance regarding intra-entity transfers of assets other than inventory, which requires the recognition of any related income tax consequences when such transfers occur.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the accounting of the effects of the Tax Act. SAB 118 provides a measurement period that should not be extended past a year from the enactment date for companies to complete the accounting of the Tax Act under ASC Topic 740, Income Taxes (“ASC 740”). Companies that do not complete the accounting under ASC 740 for the tax effects of the Tax Act, must record a provisional estimate of the tax effects of the Tax Act. If a provisional estimate cannot be determined, a company should continue to apply ASC 740 based on the tax laws in effect immediately before the enactment of the Tax Act.
As of March 31, 2018, the Company has not completed the accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and accrued a provisional income tax benefit of approximately $1.2 billion which was included in the period ended December 31, 2017. The amount of the estimated income tax benefit is (i) $797 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $442 million related to the net deferred tax benefit of deferred tax assets which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. No changes have been made to this estimated provisional income tax benefit for the period ended March 31, 2018.
In order to complete the accounting requirements under ASC 740, the Company needs to (i) evaluate the impact of additional guidance, if any, from the FASB and external providers on its application of ASC 740 to the calculation; (ii) evaluate the impact of further guidance from Treasury and/or the Internal Revenue Service (“IRS”) on the technical application of the law with regard to our facts; (iii) evaluate the impact of further guidance from the state tax authorities regarding their conformity to the provisions of the Tax Act; and (iv) complete the analysis of the revaluation of deferred tax assets and liabilities as the Company is still analyzing certain aspects of the Tax Act. The accounting for the tax effects for the Tax Act will be completed in 2018.
The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. Because of the complexities of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under GAAP. Companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of income tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). The Company has not elected a method and will do so after completing its analysis of the GILTI provisions of the Tax Act depending on the analysis of the Company’s global income. Therefore, we have not recorded any potential deferred tax effects related to the GILTI in our financial statements and have no policy election regarding whether to record deferred taxes on GILTI or use the period cost method. We have however, included an estimate of the current GILTI impact in our AETR for 2018. We expect to complete the accounting during the measurement period.
Income Tax Allocation

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Loss before income taxes	$(21)	$(461)
Income tax provision	$(13)	$(47)
Effective tax rate	(61.9)%	(10.2)%
We classify reserves for tax uncertainties within Deferred credits and other liabilities on the Balance Sheets, separate from any related income tax payable, which is also reported within Accrued expenses and other current liabilities, or Deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We have provided a valuation allowance on certain federal and state deferred tax assets that were not deemed realizable based upon estimates of future taxable income.
The effective tax rate related to the loss before income taxes for the three months ended March 31, 2018 differed from the expected federal tax rate of 21% primarily due to losses not tax benefitted and nondeductible expenses. The effective tax rate for the three months ended March 31, 2017 differed from the expected federal tax rate of 35% primarily due to losses not tax benefitted, including accrued restructuring and support expenses, and state deferred tax expense. Effective January 1, 2017, CEC elected to no longer treat Caesars Entertainment Resort Properties, LLC (“CERP”) as a corporation for income tax purposes, which resulted in additional state deferred tax expense due to additional state filing requirements for CEC.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 13 — Related Party Transactions

	Three Months Ended March 31,
(In millions)	2018	2017
Transactions with Sponsors and their affiliates
Expenses paid to Sponsors’ portfolio companies	$1	$—
Transactions with Horseshoe Baltimore
Management fees	3	—
Reimbursements and allocated expenses	1	—
Transactions with CEOC
Shared services allocated expenses to CEOC	—	96
Shared services allocated expenses from CEOC	—	23
Management fees incurred	—	11
Octavius Tower lease revenue	—	9
Other expenses incurred	—	4
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). On the Effective Date, we entered into a “Termination Agreement” with the Sponsors and their affiliates, pursuant to which certain agreements terminated. Prior to that date, the Company was controlled by the Sponsors through Hamlet Holdings. Subsequent to the Effective Date, the Company is no longer controlled by the Sponsors.
Additionally, we may engage in transactions with companies owned or controlled by affiliates of our former Sponsors in the normal course of business. Amounts paid to the Sponsors’ portfolio companies are included in the table above and we believe such transactions are conducted at fair value.
Transactions with Horseshoe Baltimore
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Transactions with CEOC
Upon its filing for reorganization under Chapter 11 of the Bankruptcy Code and its subsequent deconsolidation, transactions with CEOC were no longer eliminated in consolidation and were considered related party transactions for Caesars. A summary of these transactions is provided in the table above. However, subsequent to CEOC’s emergence from bankruptcy on the Effective Date, CEOC’s successor, CEOC LLC, became a wholly owned subsidiary of CEC, and therefore will no longer be treated as a related party going forward. The following activities, to the extent that they continued subsequent to the Effective Date, are eliminated in consolidation from that point forward.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC provided Caesars with certain corporate and administrative services, and the costs of these services were allocated to Caesars. Certain services are now provided by CES.
Prior to the deconsolidation of CEOC, we were self-insured for employee medical (health, dental, and vision) and risk products, including workers compensation and surety bonds, and our insurance claims and reserves included accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.
Services Joint Venture
CES provides certain corporate and administrative services to its members, and the costs of these services are allocated among the members. CES allocates costs including amounts for insurance coverage.
Management Fees
Caesars Growth Partners, LLC (“CGP”) pays a management fee to CEOC for the CGP properties that are managed by CEOC or CES.
Octavius Tower Lease Agreement
Under the Octavius Tower lease agreement, CEOC LLC leases the Octavius Tower at Caesars Palace for $35 million annually. CRC owns Octavius Tower.
LINQ Access and Parking Easement Agreements
Under the LINQ Access and Parking easement agreements, subsidiaries of CEOC granted easements for access and parking behind The LINQ Promenade and The LINQ Hotel & Casino to CERP and CGP and certain of their subsidiaries. Together, CERP and CGP paid approximately $2 million annually. Amounts are included within Other expenses incurred in the table above. The parking lot was sold to VICI upon CEOC’s emergence from bankruptcy but was partially repurchased by CRC as part of the purchase of approximately 18 acres of land adjacent to the Harrah’s Las Vegas property with the other portion still owned by VICI with the easements to CRC running with the land.
Service Provider Fee
CEOC, CERP and CGP had a shared services agreement under which CERP and CGP paid for certain indirect corporate support costs. Amounts are included within Other expenses incurred in the table above.
Cross Marketing and Trademark License Agreement
Caesars Interactive Entertainment, LLC (“CIE”) and CEOC have a Cross Marketing and Trademark License Agreement. The agreement granted CIE the exclusive right to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3.0% royalty. This agreement also provides for cross marketing and promotional activities between CIE and CEOC, including participation by CIE in Caesars’ Total Rewards customer loyalty program. CEOC also receives a revenue share from CIE for customer referrals. Amounts are included within Other expenses incurred in the table above.

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
Total Rewards Loyalty Program
Until the Effective Date, the total estimated cost for Total Rewards was accrued by CEOC; on the Effective Date, administration of Total Rewards was transferred from CEOC LLC to CES as an equity contribution.
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
As of March 31, 2018 and December 31, 2017, Due from affiliates, net was $7 million and $11 million, respectively, and represented transactions with Horseshoe Baltimore.
Note 14 — Segment Reporting
We view each casino property as an operating segment and aggregate such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S. and (iii) All Other, which is consistent with how we manage the business.
The results of each reportable segment presented below are consistent with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between reportable segments within Caesars.
“All Other” includes managed, international and other properties as well as parent, consolidating, and other adjustments to reconcile to consolidated Caesars results.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Statements of Operations - By Segment

	Three Months Ended March 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$906	$926	$142	$(2)	$1,972
Depreciation and amortization	142	121	17	—	280
Income/(loss) from operations	148	86	(109)	—	125
Interest expense	(78)	(138)	(114)	—	(330)
Restructuring and support expenses and other	2	2	180	—	184
Income tax provision	—	—	(13)	—	(13)

	Three Months Ended March 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$674	$280	$12	$—	$966
Depreciation and amortization	79	21	2	—	102
Income/(loss) from operations	152	29	(31)	—	150
Interest expense	(5)	(7)	(135)	—	(147)
Restructuring and support expenses and other	—	—	(464)	—	(464)
Income tax provision	—	—	(47)	—	(47)
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

	Three Months Ended March 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to company	$72	$(50)	$(56)	$—	$(34)
Income tax provision	—	—	13	—	13
Restructuring and support expenses and other	(2)	(2)	(180)	—	(184)
Interest expense	78	138	114	—	330
Depreciation and amortization	142	121	17	—	280
Other operating costs (1)	28	6	32	—	66
Stock-based compensation expense	2	2	14	—	18
Other items (2)	1	1	27	—	29
Adjusted EBITDA	$321	$216	$(19)	$—	$518

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to company	$147	$23	$(677)	$—	$(507)
Net loss attributable to noncontrolling interests	—	(1)	—	—	(1)
Income tax provision	—	—	47	—	47
Restructuring and support expenses and other	—	—	464	—	464
Interest expense	5	7	135	—	147
Depreciation and amortization	79	21	2	—	102
Other operating costs (1)	6	1	(8)	—	(1)
Stock-based compensation expense	1	—	8	—	9
Other items (2)	1	1	13	—	15
Adjusted EBITDA	$239	$52	$(16)	$—	$275
____________________

(1)	Amounts primarily represent costs incurred in connection with costs associated with the development activities and reorganization activities, and/or recoveries associated with such items.

(2)
Other items includes other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as litigation awards and settlements, costs associated with CEOC’s restructuring and related litigation, severance and relocation costs, sign-on and retention bonuses, permit remediation costs, and business optimization expenses.

Condensed Balance Sheets - By Segment

	March 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$14,062	$6,727	$7,399	$(3,037)	$25,151
Total liabilities	5,196	4,996	11,554	103	21,849

	December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$14,145	$6,864	$7,459	$(3,032)	$25,436
Total liabilities	5,239	5,012	11,780	108	22,139

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Statements of Operations as our “Statements of Operations,” (iii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to Consolidated Condensed Financial Statements included in Item 1, “Unaudited Financial Statements.”
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three months ended March 31, 2018 and 2017 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2017 Annual Report.
The statements in this discussion regarding our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS” below in this report.
Overview

CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates its business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”).
We view each casino property as an operating segment and aggregate such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. The way in which Caesars management assesses results and allocates resources is aligned with these segments.
Summary of Significant Events

The following are the significant events and drivers of performance. Accordingly, the remainder of the discussion and analysis of results should be read in conjunction with this summary.
Adoption of New Revenue Recognition Standard
On January 1, 2018, we adopted the new accounting standard Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and all related amendments using the full retrospective method and have recast revenue and expenses for all prior periods presented. See Note 10 for additional information.
CEOC’s Emergence from Bankruptcy and CEC’s Merger with Caesars Acquisition Company
As previously disclosed in our 2017 Annual Report, Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its U.S. subsidiaries emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). As part of its emergence from bankruptcy, CEOC reorganized into an operating company separate from its real property assets. The operating company was acquired by CEC on the Effective Date and immediately merged with and into CEOC LLC. CEOC LLC operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI Properties Inc. (“VICI”).

CEOC LLC Operating Results

(In millions)	Three Months Ended March 31, 2018
Casino	$644
Food and beverage	189
Rooms	129
Other revenue	49
Management fees	14
Reimbursed management costs	52
Net revenues	$1,077

Income from operations	$33
Interest expense	(215)
Restructuring and support expenses and other	16
Income tax provision	(1)
Net loss	(167)
Net loss attributable to Caesars	(168)
On the Effective Date, Caesars Acquisition Company (“CAC”) merged with and into CEC, with CEC as the surviving company (the “CAC Merger”). The CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented (see Note 2).
Failed Sale-Leaseback Financing Obligations
As previously disclosed in our 2017 Annual Report, our leases with VICI were evaluated as a sale-leaseback of real estate, and we determined that these transactions did not qualify for sale-leaseback accounting. The amount recognized for depreciation expense and interest expense substantially exceeds our periodic rental payments for CEOC LLC’s leases with VICI as a result of the failed sale-leaseback obligation being initially recognized at an amount equal to the fair value of the leases when CEOC emerged from bankruptcy. The table below presents the activity for the period.

	Three Months Ended March 31, 2018
(In millions)	Depreciation Expense	Interest Expense	Rental Payments
Harrah’s Las Vegas lease	$4	$19	$15
CEOC LLC leases	118	196	159
Total	$122	$215	$174

Horseshoe Baltimore Deconsolidation
As previously disclosed in our 2017 Annual Report, as of August 31, 2017, Horseshoe Baltimore was deconsolidated and accounted for as an equity method investment subsequent to the deconsolidation.
Horseshoe Baltimore Operating Results

(In millions)	Three Months Ended March 31, 2017
Casino	$62
Food and beverage	5
Other revenue	2
Management fees	(2)
Net revenues	$67

Income from operations	$5
Interest expense	(7)
Net loss	(2)
Net loss attributable to Caesars	(1)
Recently Issued Accounting Standards
See Note 3 for discussions of the adoption and potential effects of recently issued accounting standards.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2017 Annual Report. There have been no changes to these policies during the three months ended March 31, 2018.
Discussion of Operating Results

Analysis of Key Drivers of Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of performance.
Consolidated Operating Results

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%
Net revenues	$1,972	$966	$1,006	104.1%
Income from operations	125	150	(25)	(16.7)%
Interest expense	(330)	(147)	(183)	(124.5)%
Restructuring and support expenses and other	184	(464)	648	*
Net loss	(34)	(508)	474	93.3%
Net loss attributable to Caesars	(34)	(507)	473	93.3%
Adjusted EBITDA (1)	518	275	243	88.4%
Operating margin (2)	6.3%	15.5%	—	(9.2) pts
____________________

*	Not meaningful.

(1)	See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this MD&A for a reconciliation of Adjusted EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues, rooms revenues, and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly affects our gaming volumes. Our food and beverage revenues are generated primarily from our buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service. Our other revenues are generated primarily from third-party real estate leasing arrangements at our casino properties, revenue from company-operated retail stores, revenue from parking, revenue from our entertainment venues and The High Roller observation wheel and, subsequent to the Effective Date, revenue earned from CEOC LLC’s casino management service fees charged to third parties.
Net Revenues - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%
Casino	$983	$390	$593	152.1%
Food and beverage	383	206	177	85.9%
Rooms	367	247	120	48.6%
Other revenue	172	123	49	39.8%
Management fees	15	—	15	*
Reimbursed management costs	52	—	52	*
Net revenues	$1,972	$966	$1,006	104.1%
Net Revenues - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%
Las Vegas	$906	$674	$232	34.4%
Other U.S.	926	280	646	*
All Other	140	12	128	*
Net revenues	$1,972	$966	$1,006	104.1%
Cash ADR (1)
Three Months Ended March 31, 2018 and 2017

____________________

(1)	Cash average daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by room revenue and rooms occupied.

Three Months Ended March 31, 2018 vs. 2017
Net revenue increased $1.0 billion, or 104.1%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $1.1 billion to net revenues, partially offset by a decrease of $67 million in net revenue due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, net revenues decreased by $4 million primarily due to the following:

•	Rooms revenues decreased $9 million in 2018 compared with 2017 primarily due to a convention that took place in 2017 that did not recur in 2018, which resulted in lower cash ADR.

•	Food and beverage revenues decreased $7 million in 2018 compared with 2017 primarily due to non-recurring banquet revenues in the first quarter of 2017.

•
These increases were offset by an increase in casino revenues of $11 million in 2018 compared with 2017 primarily due to increases in gaming volume in the Las Vegas region, partially offset by unfavorable hold. In the Other U.S. region, hold was slightly favorable. Other revenues also increased $2 million in 2018 compared with 2017 primarily due to revenue from valet and self-parking fees that were fully implemented in Las Vegas in April 2017.

Analysis of Key Drivers of Income from Operations Performance
Income from Operations by Category - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%
Net revenues	$1,972	$966	$1,006	104.1%
Operating expenses
Casino	562	222	(340)	(153.2)%
Food and beverage	264	141	(123)	(87.2)%
Rooms	114	80	(34)	(42.5)%
Property, general, administrative, and other	427	231	(196)	(84.8)%
Reimbursable management costs	52	—	(52)	*
Depreciation and amortization	280	102	(178)	(174.5)%
Corporate expense	82	41	(41)	(100.0)%
Other operating costs	66	(1)	(67)	*
Total operating expenses	1,847	816	(1,031)	(126.3)%
Income from operations	$125	$150	$(25)	(16.7)%
Income from Operations - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%
Las Vegas	$148	$152	$(4)	(2.6)%
Other U.S.	86	29	57	196.6%
All Other	(109)	(31)	(78)	*
Income from operations	$125	$150	$(25)	(16.7)%
____________________

*	Not meaningful.

Three Months Ended March 31, 2018 vs. 2017
Income from operations decreased $25 million, or 16.7%, in 2018 compared with 2017. The consolidation of CEOC LLC’s results following the Effective Date contributed $33 million to income from operations, partially offset by a decrease of $5 million in income from operations due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, income from operations decreased by $53 million primarily due to the following:

•
Other operating costs increased $54 million in 2018 compared with 2017 primarily due to additional exit fees of $21 million for non-CEOC LLC properties ($27 million including CEOC LLC properties) recognized for NV Energy utility contracts (see Note 7) and $20 million related to lease termination costs at Planet Hollywood Resort & Casino. In addition, during the 2017 quarter, CEC benefitted from the reimbursement of $19 million for amounts related to the Korea joint venture development that were previously written off. These were partially offset by a decrease in legal fees of $5 million in 2018 compared with 2017.

•
Depreciation and amortization increased $10 million in 2018 compared with 2017 primarily due to accelerated depreciation of $14 million in 2018 compared with $5 million in 2017 due to the removal and replacement of certain assets in connection with ongoing property renovation projects primarily at Flamingo Las Vegas and Bally’s Las Vegas in 2018 and Planet Hollywood Resort & Casino in 2017.

•
These increases were partially offset by a decrease of $18 million in direct expenses in 2018 compared with 2017 due to operating efficiencies driven by lower marketing and labor costs primarily in the Other U.S. region.

Other Factors Affecting Net Loss
Other Factors Affecting Net Loss - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%
Interest expense	$(330)	$(147)	$(183)	(124.5)%
Restructuring and support expenses and other	184	(464)	648	*
Income tax provision	(13)	(47)	34	72.3%
____________________

*	Not meaningful.
Interest Expense
Interest expense increased $183 million, or 124.5%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date. CEOC LLC contributed $215 million to the increase in interest expense as a result of (1) $196 million recognized as interest expense related to CEOC LLC’s lease agreements with VICI that are accounted for as failed sale-leaseback financing obligations, (2) $16 million in interest expense recognized for the CEOC LLC Term Loan and (3) $3 million recognized as interest expense related to the Golf Course Use Agreements (as defined and further described in Note 7). The increase was partially offset by a $7 million decrease in interest expense related to the Horseshoe Baltimore debt resulting from the deconsolidation of Horseshoe Baltimore in August 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, interest expense decreased by $25 million primarily due to the following:

•	A $58 million decrease in interest expense resulting from lower interest rates from the refinancing of debt as well as repayment of loans in 2017.

•
This decrease was partially offset by $19 million recognized as interest expense related to the Harrah’s Las Vegas lease agreement with VICI which is accounted for as failed sale-leaseback financing obligation and $14 million in interest expense recognized for the CEC Convertible Notes (as defined and further described in Note 6) which were not outstanding in the first quarter of 2017.

Restructuring and Support Expenses and Other
As described in our 2017 Annual Report, we recognized certain obligations that that were ultimately settled upon CEOC’s emergence from bankruptcy on the Effective Date. As a result, during the three months ended March 31, 2017, we incurred expenses associated with the CEOC restructuring totaling approximately $464 million. A portion of the obligations we recognized during the three months ended March 31, 2017 reflected our estimates of the fair value of the consideration CEC agreed to provide in exchange for the resolution of litigation claims and potential claims against CEC and its affiliates.
For the three months ended March 31, 2018, other income primarily relates to a benefit of $160 million due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a benefit of $10 million due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims (see Note 6 for further details).
Income Tax Benefit/(Provision)
For the three months ended March 31, 2018 and 2017, the effective tax rates were negative 61.9% and negative 10.2%, respectively. See Note 12 for a detailed discussion of income taxes and the effective tax rates.
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
Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2018	2017
Net loss attributable to Caesars	$(34)	$(507)
Net loss attributable to noncontrolling interests	—	(1)
Income tax provision	13	47
Restructuring and support expenses and other	(184)	464
Interest expense	330	147
Depreciation and amortization	280	102
Other operating costs (1)	66	(1)
Stock-based compensation expense	18	9
Other items (2)	29	15
Adjusted EBITDA	$518	$275
____________________

(1)	Amounts primarily represent costs incurred in connection with costs associated with the development activities and reorganization activities, and/or recoveries associated with such items.

(2)
Other items includes other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as litigation awards and settlements, costs associated with CEOC’s restructuring and related litigation, severance and relocation costs, sign-on and retention bonuses, permit remediation costs, and business optimization expenses.

Segment Adjusted EBITDA (1)

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%
Las Vegas	$321	$239	$82	34.3%
Other U.S.	216	52	164	*
All Other	(19)	(16)	(3)	(18.8)%
Adjusted EBITDA	$518	$275	$243	88.4%
___________________

(1)	See reconciliation of Net loss to Adjusted EBITDA by segment in Note 14.
Liquidity and Capital Resources

Liquidity Discussion and Analysis
CEC has no requirement to fund the operations of CRC, CEOC LLC, or their subsidiaries; however, the payment of all monetary obligations under CEOC LLC’s leases with VICI is guaranteed by CEC. CEC cash outflows are primarily used for corporate development opportunities, other corporate-level activity, litigation, and restructuring expenses associated with CEOC’s bankruptcy including residual claims upon emergence. In addition, because CEC has no operations of its own and due to the restrictions under its subsidiaries’ lending arrangements, CEC has limited ability to raise additional capital.
Cash and cash equivalents as of March 31, 2018, as shown in the table below includes amounts held by CRC and CEOC LLC, which are not readily available to CEC and includes $97 million related to its insurance captives.
Summary of Cash and Revolver Capacity

	March 31, 2018
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$1,074	$329	$1,082	$2,485
Revolver capacity	1,000	200	—	1,200
Revolver capacity drawn or committed to letters of credit	—	(50)	—	(50)
Total	$2,074	$479	$1,082	$3,635
During the three months ended March 31, 2018, our operating activities yielded consolidated operating cash inflows of $22 million, which is a decrease of $97 million, or 81.5%, from the three months ended March 31, 2017 primarily due to greater payments on accrued expenses in 2018 compared with 2017. We believe that our cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations and our total estimated financing activities during the next 12 months. However, if needed, our existing cash and cash equivalents and availability under our revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments.
During the three months ended March 31, 2018, we paid $247 million in interest, which includes $72 million of interest associated with our debt and $175 million of interest related to our financing obligations and the Golf Course Use Agreement (as defined and further described in Note 7). Our capital expenditures were $85 million during the three months ended March 31, 2018 in support of our ongoing property renovations, see Capital Spending and Development section below.
On November 16, 2017, CEC announced it had entered into a definitive agreement to acquire Centaur Holdings, LLC (“Centaur”) for $1.7 billion, including $1.6 billion in cash at closing and $75 million in deferred consideration. The transaction is subject to receipt of regulatory approvals and other customary closing conditions and is expected to close in the second half of 2018. The funding for this acquisition will be primarily from the $1.1 billion in cash proceeds received from the sale of the real estate assets of Harrah’s Las Vegas to VICI in December 2017 and is currently anticipated to also include the use of CRC’s revolving credit facility.
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
Debt and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $9.0 billion in face value of debt outstanding as of March 31, 2018. Additionally, as a result of the reorganization pursuant to the Plan, VICI owns certain real property assets and related fixtures and leases those assets back to us. We account for our leases with VICI as failed sale-leaseback financing obligations. As of March 31, 2018, the present value of our financing obligations recognized on our Balance Sheet was $9.4 billion. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments, and these financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $428 million for the remainder of 2018 and $11.9 billion thereafter to maturity and our estimated financing obligations are $485 million for the remainder of 2018 and $39.3 billion thereafter to maturity.
Financing Activities as of March 31, 2018

	Remaining	Years Ended December 31,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Annual maturities of long-term debt	$48	$64	$64	$64	$64	$8,715	$9,019
Estimated interest payments	380	470	480	480	480	1,010	3,300
Total debt service payments (1)	428	534	544	544	544	9,725	12,319
Financing obligations - principal	6	11	13	15	17	7,803	7,865
Financing obligations - interest	479	719	721	724	728	28,527	31,898
Total financing obligation payments (2)	485	730	734	739	745	36,330	39,763
Total financing activities	$913	$1,264	$1,278	$1,283	$1,289	$46,055	$52,082
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking London Interbank Offered Rate curve. Actual payments may differ from these estimates.

(2)
Financing obligation principal and interest payments are estimated amounts based on the future minimum lease payments and certain estimates based on contingent rental payments (as described below). Actual payments may differ from the estimates.

For our leases with VICI, we assume the renewals are probable and include renewal commitments in the estimated financing obligations in the table above. In addition, the future lease payment amounts included in the table above represent the contractual lease payments adjusted for estimated escalations, as determined by the underlying lease agreements. The estimates are based on the terms and conditions known at the inception of the leases. However, a portion of the actual payments will be determined in the period in which they are due, and therefore, actual lease payments may differ from our estimates.
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

Summary of Consolidated Capital Expenditures

	Three Months Ended March 31,		Increase/ (Decrease)
(In millions)	2018	2017
Development	$11	$—	$11
Renovation/refurbishment	56	59	(3)
Other	18	13	5
Total capital expenditures	$85	$72	$13

Included in capital expenditures:
Capitalized payroll costs	$2	$1
Capitalized interest	2	1
For the three months ended March 31, 2018, capital expenditures were primarily related to hotel renovation projects at Bally’s Las Vegas, Flamingo Las Vegas, Harrah’s Laughlin and the development of a casino resort project in Incheon, South Korea.
Our projected capital expenditures for 2018 range from $775 million to $925 million. We expect to fund these capital expenditures from cash flows generated by our operating activities. Our projected capital expenditures for 2018 include estimates for:

•	Hotel remodeling projects at Bally’s Las Vegas, Flamingo Las Vegas, Harrah’s Atlantic City, and Horseshoe South Indiana;

•	Development of a new convention center in Las Vegas (the “Eastside Convention Center”);

•	Development of a casino resort project in Incheon, South Korea through a joint venture (see Note 2);

•	Integration and maintenance costs associated with the expected Centaur acquisition post-closing; and

•	Information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
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
Related Party Transactions
For a description of the nature and extent of related party transactions, see Note 13.
Contractual Obligations and Commitments
Material changes to our aggregate indebtedness, if any, are described in Note 8.
Except as described in Note 7, as of March 31, 2018, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2017 Annual Report.

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
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•	completion of the acquisition of Centaur is subject to receipt of regulatory approvals and other customary closing conditions, which may not be satisfied;

•	we may not be able to realize the anticipated benefits of our proposed acquisition of Centaur;

•	development of the Eastside Convention Center and certain of our other announced projects are subject to risks associated with new construction projects, including those described below;

•	the impact of our new operating structure following CEOC’s emergence from bankruptcy;

•	the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the effect of reductions in consumer discretionary spending due to economic downturns or other factors and changes in consumer demands;

•
the ability to realize improvements in our business and results of operations through our property renovation investments, technology deployments, business process improvement initiatives, and other continuous improvement initiatives;

•	the ability to take advantage of opportunities to grow our revenue;

•	the ability to use net operating losses to offset future taxable income as anticipated;

•	the ability to realize all of the anticipated benefits of current or potential future acquisitions;

•	the ability to effectively compete against our competitors;

•	the financial results of our consolidated businesses;

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

•
changes in the extensive governmental regulations to which we are subject and (1) changes in laws, including increased tax rates, smoking bans, regulations, or accounting standards; (2) third-party relations; and (3) approvals, decisions, disciplines and fines of courts, regulators, and governmental bodies;

•
compliance with the extensive laws and regulations to which we are subject, including applicable gaming laws, the Foreign Corrupt Practices Act and other anti-corruption laws, and the Bank Secrecy Act and other anti-money laundering laws;

•	our ability to recoup costs of capital investments through higher revenues;

•	growth in consumer demand for non-gaming offerings;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition;

•	our ability to protect our intellectual property rights and damages caused to our brands due to the unauthorized use of our brand names by third parties in ways outside of our control;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	not being able to realize all of our anticipated cost savings;

•	the potential difficulties in employee retention, recruitment, and motivation;

•	our ability to retain our performers or other entertainment offerings on acceptable terms or at all;

•	the risk of fraud, theft, and cheating;

•	seasonal fluctuations resulting in volatility and an adverse effect on our operating results;

•	any impairments to goodwill, indefinite-lived intangible assets, or long-lived assets that we may incur;

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

•	fluctuations in energy prices;

•	work stoppages and other labor problems;

•	our ability to collect on credit extended to our customers;

•	the effects of environmental and structural building conditions relating to our properties and our exposure to environmental liability, including as a result of unknown environmental contamination;

•	a disruption, failure, or breach of our network, information systems, or other technology, or those of our vendors, on which we are dependent;

•	risks and costs associated with protecting the integrity and security of internal, employee, and customer data;

•	access to insurance for our assets on reasonable terms;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” in our 2017 Annual Report.
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
During the three months ended March 31, 2018, we entered into four additional interest rate swap agreements to fix the interest rate on $1.0 billion of variable rate debt. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. Of our $9.0 billion face value of debt, as of March 31, 2018, we have entered into eight interest rate swap agreements to fix the interest rate on $2.0 billion of variable rate debt, and $4.2 billion of debt remains subject to variable interest rates for the term of the agreement. We do not purchase or hold any derivative financial instruments for trading purposes. See Note 6 for additional information.
There have been no other material changes to our market risk in 2018. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2017 Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Controls
We have commenced several transformation initiatives to automate and simplify our business processes. These are long-term initiatives that we believe will enhance our internal control over financial reporting due to increased automation and integration of related processes. We will continue to monitor and evaluate our internal control over financial reporting throughout the transformation.
There have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are a defendant in various lawsuits or other legal proceedings relating to matters incidental to our business. Some of these matters involve commercial or contractual disputes, intellectual property claims, legal compliance, personal injury claims, and employment claims. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations. See Note 7.

Item 1A.	Risk Factors
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Amendment No. 1 to Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	8-K	—	10.1	4/6/2018

10.2	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement.	—	8-K	—	10.2	4/6/2018

10.3	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	8-K	—	10.3	4/6/2018

10.4	Form of Board Member Stock Grant Agreement.	—	8-K	—	10.4	4/6/2018

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 2, 2018	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer