Form 10-Q
period 2018-06-30
CAESARS ENTERTAINMENT Corp
filed 2018-08-01
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2018
Common stock, $0.01 par value	693,508,796

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents ($40 and $58 attributable to our VIEs)	$2,687	$2,558
Restricted cash	111	116
Receivables, net	443	494
Due from affiliates, net	9	11
Prepayments and other current assets ($1 and $2 attributable to our VIEs)	187	239
Inventories	40	39
Total current assets	3,477	3,457
Property and equipment, net ($79 and $57 attributable to our VIEs)	15,844	16,154
Goodwill	3,814	3,815
Intangible assets other than goodwill	1,573	1,609
Restricted cash	50	35
Deferred income taxes	2	2
Deferred charges and other assets ($30 and $0 attributable to our VIEs)	394	364
Total assets	$25,154	$25,436

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($4 and $3 attributable to our VIEs)	$250	$318
Accrued expenses and other current liabilities	1,247	1,326
Interest payable	35	38
Contract liabilities	146	129
Current portion of financing obligations	11	9
Current portion of long-term debt	64	64
Total current liabilities	1,753	1,884
Financing obligations	9,422	9,355
Long-term debt	8,822	8,849
Deferred income taxes	550	577
Deferred credits and other liabilities	1,301	1,474
Total liabilities	21,848	22,139
Commitments and contingencies (Note 7)
Stockholders’ equity
Caesars stockholders’ equity	3,219	3,226
Noncontrolling interests	87	71
Total stockholders’ equity	3,306	3,297
Total liabilities and stockholders’ equity	$25,154	$25,436

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues
Casino	$1,062	$420	$2,045	$810
Food and beverage	391	205	774	411
Rooms	388	242	755	489
Other revenue	215	141	387	264
Management fees	15	—	30	—
Reimbursed management costs	48	—	100	—
Net revenues	2,119	1,008	4,091	1,974
Operating expenses
Direct
Casino	567	227	1,131	449
Food and beverage	273	142	539	283
Rooms	121	82	236	162
Property, general, administrative, and other	451	246	873	477
Reimbursable management costs	48	—	100	—
Depreciation and amortization	268	96	548	198
Corporate expense	76	48	158	89
Other operating costs	33	18	99	17
Total operating expenses	1,837	859	3,684	1,675
Income from operations	282	149	407	299
Interest expense	(334)	(142)	(664)	(289)
Restructuring and support expenses and other	45	(1,407)	229	(1,871)
Loss before income taxes	(7)	(1,400)	(28)	(1,861)
Income tax benefit/(provision)	36	(32)	23	(79)
Net income/(loss)	29	(1,432)	(5)	(1,940)
Net loss attributable to noncontrolling interests	—	—	—	1
Net income/(loss) attributable to Caesars	$29	$(1,432)	$(5)	$(1,939)

Earnings/(loss) per share - basic and diluted
Basic and diluted earnings/(loss) per share	$0.04	$(9.62)	$(0.01)	$(13.09)
Weighted-average common shares outstanding - basic	698	149	697	148
Weighted-average common shares outstanding - diluted	702	149	697	148

Comprehensive income/(loss)
Foreign currency translation adjustments	$(22)	$—	$(19)	$—
Change in fair market value of interest rate swaps, net of tax	9	—	13	—
Other	—	—	1	—
Other comprehensive loss, net of income taxes	(13)	—	(5)	—
Comprehensive income/(loss)	16	(1,432)	(10)	(1,940)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	5	—	3	—
Comprehensive loss attributable to noncontrolling interests	5	—	3	1
Comprehensive income/(loss) attributable to Caesars	$21	$(1,432)	$(7)	$(1,939)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)

	Caesars Stockholders’ Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2016	$1	$(29)	$8,676	$(10,307)	$(1)	$(1,660)	$53	$(1,607)
Net loss	—	—	—	(1,939)	—	(1,939)	(1)	(1,940)
Stock-based compensation	—	(8)	24	—	—	16	—	16
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2017	$1	$(37)	$8,700	$(12,246)	$(1)	$(3,583)	$47	$(3,536)

Balance as of December 31, 2017	$7	$(152)	$14,040	$(10,675)	$6	$3,226	$71	$3,297
Net loss	—	—	—	(5)	—	(5)	—	(5)
Stock-based compensation	—	(12)	43	—	—	31	—	31
Repurchase of common stock	—	(31)	—	—	—	(31)	—	(31)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	(3)	(5)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	19	19
Balance as of June 30, 2018	$7	$(195)	$14,083	$(10,680)	$4	$3,219	$87	$3,306

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2018	2017
Cash flows provided by operating activities	$404	$203
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(215)	(164)
Proceeds from the sale and maturity of investments	28	26
Payments to acquire investments	(16)	(18)
Cash flows used in investing activities	(203)	(156)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	467	285
Debt issuance costs and fees	(5)	(8)
Repayments of long-term debt and revolving credit facilities	(500)	(348)
Proceeds from the issuance of common stock	4	7
Repurchase of common stock	(31)	—
Taxes paid related to net share settlement of equity awards	(12)	(9)
Financing obligation payments	(5)	—
Contributions from noncontrolling interest owners	20	—
Distributions to noncontrolling interest owners	—	(6)
Cash flows used in financing activities	(62)	(79)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	139	(32)
Cash, cash equivalents, and restricted cash, beginning of period	2,709	4,658
Cash, cash equivalents, and restricted cash, end of period	$2,848	$4,626

Supplemental Cash Flow Information:
Cash paid for interest	$581	$272
Cash paid for income taxes	4	3
Non-cash investing and financing activities:
Change in accrued capital expenditures	10	(9)

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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and Exhibit 99.1 included in our Current Report on Form 8-K filed on June 1, 2018 presenting the Company’s financial statements and financial information in certain sections of our Form 10-K recast on a basis consistent with the new revenue recognition standard discussed in Note 11 (collectively, the “2017 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2017 Annual Report.
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” (iii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.”
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). Caesars Entertainment operates a total of 49 casino properties in 13 U.S. states and five countries. Nine casinos are in Las Vegas, which represented 47% and 46%, respectively, of net revenues for the three and six months ended June 30, 2018.
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
Acquisition of Centaur Holdings, LLC
On July 16, 2018, we completed the acquisition of Centaur Holdings, LLC (“Centaur”). Centaur operates Hoosier Park Racing & Casino in Anderson, Indiana, and Indiana Grand Racing & Casino in Shelbyville, Indiana. See Note 16 for additional information.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Adoption of New Revenue Recognition Standard
On January 1, 2018, we adopted the new accounting standard Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all related amendments. See Note 11 for additional information and details on the effects of adopting the new standard.
Reportable Segments
We view each casino property as an operating segment and aggregate all such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. See Note 15.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Balance Sheets that sum to amounts reported on the Statements of Cash Flows.

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$2,687	$2,558
Restricted cash, current	111	116
Restricted cash, non-current	50	35
Total cash, cash equivalents, and restricted cash	$2,848	$2,709
Merger with CAC
The following table reconciles the previously-reported net revenues and net income/(loss) of Caesars to the amounts reported in the Statements of Operations after giving effect to the CAC Merger (see Note 1) and adoption of the new revenue recognition standard (see Note 11).
Reconciliation of Net Revenues and Net Loss

(In millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues
Caesars previously reported	$1,002	$1,965
CAC previously reported	—	—
Adoption of new revenue recognition standard (1)	6	9
As currently reported	$1,008	$1,974

Net loss
Caesars previously reported	$(1,426)	$(1,950)
CAC previously reported	(3)	(1)
Elimination and consolidation adjustments	(5)	9
Adoption of new revenue recognition standard (1)	2	2
As currently reported	$(1,432)	$(1,940)
____________________

(1)	See Adoption of New Revenue Recognition Standard above.

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
Consolidation of Korea Joint Venture
During 2017, CEC formed a joint venture referred to herein as the Korea JV. The purpose of the Korea JV is to acquire, develop, own, and operate a casino resort project in Incheon, South Korea. We determined that the Korea JV is a VIE and CEC is the primary beneficiary, and therefore, consolidates the Korea JV into its financial statements as of December 31, 2017.
Note 3 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification (“ASC”).

In 2018, we adopted the following ASUs:

•	ASU 2014-09, Revenue from Contracts with Customers (see Note 11).

•	ASU 2016-16, Income Taxes (see Note 13).
In 2018, the following ASUs became effective, but there was no effect on our financial statements:

•	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.

•	ASU 2018-04, Investments — Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273.

•	ASU 2017-09, Compensation - Stock Compensation.

•	ASU 2017-01, Business Combinations.

•	ASU 2016-18, Statement of Cash Flows.

•	ASU 2016-01, Financial Instruments - Overall.
The following amendments to the FASB ASC are not yet effective:
Compensation - Stock Compensation - June 2018: Amended guidance expands the scope of employee share-based payments to include share-based payment transactions for acquiring goods and services from nonemployees. Equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date. This amended guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Previously Disclosed
Income Statement - Reporting Comprehensive Income - February 2018: Amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings effectively eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act (the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) (the “Tax Act”). Because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not impacted. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016 (amended through July 2018): The amended guidance requires most lease obligations to be recognized as a right-of-use (“ROU”) asset with a corresponding liability on the balance sheet. The guidance requires additional qualitative and quantitative disclosures to aid users in assessing the amount, timing, and uncertainty of cash flows arising from leases. Many long-term operating leases, including agreements relating to slot machines and real estate, may be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. Leases embedded in other arrangements will be accounted for separately by allocating payments between lease and nonlease components. As a practical expedient, lessees are permitted to make an accounting policy election by class of underlying asset to account for each lease and nonlease component as a single lease component. The amended guidance will not require us to re-evaluate land easements that exist or expired before adoption that were not previously accounted for as a lease under Topic 840.
This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach. We will adopt the new standard on January 1, 2019. The qualitative and quantitative effects of adoption are still being analyzed as we are in the process of cataloging our existing lease contracts and identifying arrangements containing embedded leases.
Financial Instruments - Credit Losses - June 2016 (amended January 2017): Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Note 4 — Property and Equipment

(In millions)	June 30, 2018	December 31, 2017
Land and land improvements	$4,850	$4,930
Buildings, riverboats and leasehold improvements	11,939	11,751
Furniture, fixtures, and equipment	1,397	1,277
Construction in progress	163	329
Total property and equipment	18,349	18,287
Less: accumulated depreciation	(2,505)	(2,133)
Total property and equipment, net	$15,844	$16,154
Depreciation Expense and Capitalized Interest

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Depreciation expense	$251	$81	$515	$168
Capitalized interest	1	1	3	2

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2017	$355	$3,815	$1,254
Other	—	(1)	(3)
Amortization	(33)	—	—
Balance as of June 30, 2018	$322	$3,814	$1,251
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2018				December 31, 2017
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Customer relationships	4.5	$1,030	$(725)	$305	$1,030	$(693)	$337
Contract rights	6.5	3	(2)	1	3	(2)	1
Gaming rights and other	6.0	43	(27)	16	43	(26)	17
		$1,076	$(754)	322	$1,076	$(721)	355
Non-amortizing intangible assets
Trademarks				790			790
Gaming rights				208			211
Total Rewards				253			253
				1,251			1,254
Total intangible assets other than goodwill				$1,573			$1,609

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of the date shown:
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2018
Assets
Government bonds	$19	$—	$19	$—
Derivative instruments - interest rate swaps	18	—	18	—
Total assets at fair value	$37	$—	$37	$—
Liabilities
Derivative instruments - interest rate swaps	$1	$—	$1	$—
Derivative instruments - CEC Convertible Notes	831	—	—	831
Disputed claims liability	86	—	—	86
Total liabilities at fair value	$918	$—	$1	$917

December 31, 2017
Assets
Equity securities	$8	$8	$—	$—
Government bonds	25	—	25	—
Total assets at fair value	$33	$8	$25	$—
Liabilities
Derivative instruments - CEC Convertible Notes	$1,016	$—	$—	$1,016
Disputed claims liability	112	—	—	112
Total liabilities at fair value	$1,128	$—	$—	$1,128
Changes in Level 3 Fair Value Measurements

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(In millions)	Derivative Instruments	Disputed Claims Liability	Derivative Instruments	Disputed Claims Liability
Balance as of beginning of period	$856	$102	$1,016	$112
Change in fair value recorded in Restructuring and support expenses and other	(25)	(1)	(185)	(9)
Change due to resolved claims in Disputed claims liability	—	(15)	—	(17)
Balance as of end of period	$831	$86	$831	$86
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
The CEC Convertible Notes are convertible at the option of holders into a number of shares of CEC common stock that is equal to approximately 0.139 shares of CEC common stock per $1.00 principal amount of CEC Convertible Notes, which is equal to an initial conversion price of $7.19 per share. If all the shares were issued on the Effective Date, they would have represented approximately 17.9% of the shares of CEC common stock outstanding on a fully diluted basis. The holders of the CEC Convertible Notes can convert them at any time after issuance. CEC can convert the CEC Convertible Notes beginning in October 2020 if the last reported sale price of CEC common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. As of June 30, 2018, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock are issuable upon conversion of the CEC Convertible Notes. As of June 30, 2018, the remaining life of the CEC Convertible Notes is 6.25 years.
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
Key Assumptions as of June 30, 2018:

•	Incremental cost of borrowing - 6.0%

•	Expected volatility - 35%

•	Risk-free rate - 2.8%
Since the key assumptions used in the valuation model, including CEC’s estimated incremental cost of borrowing and the expected volatility of CEC’s equity, were significant unobservable inputs, the fair value for the conversion features of the CEC Convertible Notes was classified as Level 3.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Interest Rate Swap Derivatives
We use forward-starting interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. During the six months ended June 30, 2018, we entered into six interest rate swap agreements to fix the interest rate on $2.0 billion of variable rate debt. As of June 30, 2018, we have entered into a total of ten interest rate swap agreements for notional amounts totaling $3.0 billion. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements will be accrued as interest rates change and recognized as an adjustment to interest expense for the related debt beginning on December 31, 2018. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of June 30, 2018 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of June 30, 2018	Maturity Date
12/31/2018	250	2.274%	N/A	12/31/2022
12/31/2018	200	2.828%	N/A	12/31/2022
12/31/2018	600	2.739%	N/A	12/31/2022
1/1/2019	250	2.153%	N/A	12/31/2020
1/1/2019	250	2.196%	N/A	12/31/2021
1/1/2019	400	2.788%	N/A	12/31/2021
1/1/2019	200	2.828%	N/A	12/31/2022
1/2/2019	250	2.172%	N/A	12/31/2020
1/2/2019	200	2.731%	N/A	12/31/2020
1/2/2019	400	2.707%	N/A	12/31/2021
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
The effect of derivative instruments designated as hedging instruments on the Balance Sheet for amounts transferred into Accumulated other comprehensive income was $12 million and $17 million, respectively, during the three and six months ended June 30, 2018.
Disputed Claims Liability
CEC and CEOC deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to satisfy certain remaining unsecured claims (excluding debt claims) as they become allowed (see Note 7). We have estimated the fair value of the remaining liability of those claims. As key assumptions used in the valuation model, including assumptions for the conversion features of the CEC Convertible Notes, include significant unobservable inputs, the fair value of the liability is classified as Level 3.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contractual Commitments
Except as described in Note 6, during the six months ended June 30, 2018, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2017.
Exit Cost Accruals
As of June 30, 2018 and December 31, 2017, exit costs were included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the accompanying Balance Sheets for accruals related to the following:

(In millions)	Accrual Obligation End Date	June 30, 2018	December 31, 2017
Iowa greyhound pari-mutuel racing fund	December 2021	$32	$40
Future obligations under land lease agreements (1)	December 2092	43	43
Permanent closure of international properties (2)	January 2032	18	18
Total		$93	$101
____________________

(1)	Associated with the abandonment of a construction project near the Mississippi Gulf Coast.

(2)	Properties include Alea Leeds, Golden Nugget and Southend.
NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada casino properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service was completed in the first quarter of 2018 (the “Cease-Use Date”). As a result of our decision to exit, an order from the Public Utilities Commission of Nevada required that we pay an aggregate exit fee of $48 million. These fees are payable over three to six years at an aggregate present value of $37 million as of June 30, 2018 and are recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets.
For six years following the Cease-Use Date, we will also be required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of above-market renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. As of the effective date of the transition, total fees to be incurred are $31 million, which was recorded at a present value of $26 million in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets as of June 30, 2018. The amount will be adjusted in the future if actual fees incurred differ from our estimates.
Golf Course Properties
Concurrently with the execution of the leases CEOC LLC maintains with VICI, certain golf course properties (the “Golf Course Properties”) were sold to VICI, and CEOC LLC entered into a golf course use agreement (the “Golf Course Use Agreement”) with VICI. An obligation of $143 million is recorded in Deferred credits and other liabilities as of June 30, 2018 representing the fair value of the $10 million in annual payments to be made under the Golf Course Use Agreement, which exceeds the fair value of services being received.
The obligation is being amortized using the effective interest method over the term of the Golf Course Use Agreement which continues through October 2052. The amortization on this obligation for the three and six months ended June 30, 2018 was $2 million and $5 million, respectively, reflected in Interest expense in our Statement of Operations.
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
Following the Effective Date, actions to enforce or otherwise affect repayment of liabilities preceding January 15, 2015 (the “Petition Date”), as well as pending litigation against the Debtors related to such liabilities, generally have been permanently

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. CEOC LLC will continue the process of reconciling such claims to the amounts listed by the Debtors in their schedules of assets and liabilities, as amended. The amounts submitted by claimants that remain unresolved total approximately $777 million. We estimate the fair value of these claims to be $86 million as of June 30, 2018, which is based on management’s estimate of the claim amounts that the Bankruptcy Court will ultimately allow and the fair value of the underlying CEC common stock and CEC Convertible Notes held in escrow for the purpose of resolving those claims.
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
As of June 30, 2018, approximately $51 million in cash, 8 million shares of CEC common stock, and $33 million in principal value of CEC Convertible Notes remain in reserve for distribution to holders of disputed claims whose claims may ultimately become allowed in the escrow trust. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s Financial Statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Plan.
Contingent Liabilities
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance effective in the first quarter of 2017 when the liability related to certain health insurance contracts was transferred from CEOC to Caesars Enterprise Services, LLC (“CES”). Our total estimated self-insurance liability was $180 million and $192 million, respectively, as of June 30, 2018 and December 31, 2017.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 8 — Debt

	June 30, 2018				December 31, 2017
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (2)	$—	$—	$—
CRC Term Loan	2024	variable (3)	4,676	4,595	4,616
CEOC LLC Revolving Credit Facility	2022	variable (4)	—	—	—
CEOC LLC Term Loan	2024	variable (5)	1,493	1,490	1,499
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,081	1,081	1,078
CRC Notes	2025	5.25%	1,700	1,665	1,664
Special Improvement District Bonds	2037	4.30%	55	55	56
Total debt			9,005	8,886	8,913
Current portion of long-term debt			(64)	(64)	(64)
Long-term debt			$8,941	$8,822	$8,849

Unamortized discounts and deferred finance charges				$119	$121
Fair value			$8,870
____________________

(1)	Interest rate is fixed, except where noted.

(2)
London Interbank Offered Rate (“LIBOR”) plus 2.13%. On May 4, 2018, the interest rate was reduced from the previous LIBOR plus 2.25% due to a step-down based on the senior secured leverage ratio in accordance with the CRC Credit Agreement.

(3)	LIBOR plus 2.75%.

(4)	LIBOR plus 2.00%.

(5)	LIBOR plus 2.00%. On April 16, 2018, the interest rate was repriced from the previous LIBOR plus 2.50%, see CEOC LLC Term Loan Repricing section below.
Annual Estimated Debt Service Requirements as of June 30, 2018

	Remaining	Years Ended December 31,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Annual maturities of long-term debt	$31	$64	$64	$64	$64	$8,718	$9,005
Estimated interest payments	230	470	480	480	480	1,010	3,150
Total debt service obligation (1)	$261	$534	$544	$544	$544	$9,728	$12,155
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the ten interest rate swap agreements (see Note 6). Actual payments may differ from these estimates.

Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2018 and December 31, 2017 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months.
Although there are no outstanding amounts under the revolving credit facilities as of June 30, 2018, $77 million was committed to outstanding letters of credit. Borrowings under the revolving credit facilities are each subject to the provisions of the applicable credit facility agreements, which each have a contractual maturity of greater than one year. Amounts borrowed, if any, under the revolving credit facilities are intended to satisfy short term liquidity needs and would be classified as current.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of June 30, 2018 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 3 in the fair value hierarchy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CEOC LLC Term Loan Repricing
On April 16, 2018, CEOC LLC entered into Amendment No. 1 to the Credit Agreement, dated as of October 6, 2017 (as amended, the “CEOC LLC Credit Agreement”) that, among other things, reduced the interest rate margins applicable to CEOC LLC’s existing approximately $1.5 billion term loan facility to LIBOR plus 2.00%, from LIBOR plus 2.50%.
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
Note 9 — Stockholders’ Equity
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the three and six months ended June 30, 2018, we repurchased approximately 2.7 million shares for approximately $31 million under the program recorded in Treasury stock.
Note 10 — Earnings Per Share
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Net income/(loss) attributable to Caesars	$29	$(1,432)	$(5)	$(1,939)

Weighted-average common shares outstanding - basic	698	149	697	148
Dilutive potential common shares: Stock Options	2	—	—	—
Dilutive potential common shares: Restricted Stock Units and Awards	2	—	—	—
Weighted-average common shares outstanding - diluted	702	149	697	148

Basic and diluted earnings/(loss) per share	$0.04	$(9.62)	$(0.01)	$(13.09)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Stock options	1	10	9	12
Restricted stock units and awards	—	5	18	7
CEC Convertible Notes	150	—	150	—
Total anti-dilutive common stock	151	15	177	19
Note 11 — Revenue Recognition
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Effect of Adopting New Revenue Recognition Standard - Balance Sheets

(In millions)	Previously Reported	ASC Adjustments	As Recast
December 31, 2017
Receivables, net	$496	$(2)	$494
Property and equipment, net (1)	16,228	(74)	16,154
Accrued expenses and other current liabilities (2)	1,459	(133)	1,326
Contract liabilities (2)	—	129	129
Financing obligations (1)	9,429	(74)	9,355
Deferred credits and other liabilities	1,473	1	1,474
Stockholders’ equity	3,296	1	3,297
December 31, 2016
Stockholders’ deficit	$(1,609)	$2	$(1,607)
____________________

(1)
The conditions that were considered prohibited forms of continuing involvement related to our sale of the Golf Course Properties (see Note 7) are no longer considered continuing involvement under the new revenue recognition standard. As of result of adopting the new standard on a full retrospective basis, we are now reflecting this transaction as a completed sale in the period in which it occurred.

(2)	Adjustments are primarily related to the reclassification of assets and liabilities in accordance with the new accounting and disclosure requirements.
Effect of Adopting New Revenue Recognition Standard - Statements of Operations

	Three Months Ended June 30, 2017
	Prior to Adoption				Post Adoption
(In millions)	CEC	CAC	Eliminations	Total	Total
Net revenues	$1,002	$—	$—	$1,002	$1,008
Total operating expenses	845	8	—	853	859
Income/(loss) from operations	157	(8)	—	149	149
Net loss	(1,426)	(3)	(5)	(1,434)	(1,432)

	Six Months Ended June 30, 2017
	Prior to Adoption				Post Adoption
(In millions)	CEC	CAC	Eliminations	Total	Total
Net revenues	$1,965	$—	$—	$1,965	$1,974
Total operating expenses	1,650	17	—	1,667	1,675
Income/(loss) from operations	315	(17)	—	298	299
Net loss	(1,950)	(1)	9	(1,942)	(1,940)
Disaggregation of Revenue by Segment

	Three Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$311	$691	$60	$—	$1,062
Food and beverage	246	138	7	—	391
Rooms	282	105	1	—	388
Management fees	—	1	15	(1)	15
Reimbursed management costs	—	1	47	—	48
Entertainment and other	114	43	16	(1)	172
Total contract revenues	953	979	146	(2)	2,076
Other	39	3	1	—	43
Net revenues	$992	$982	$147	$(2)	$2,119

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$209	$199	$12	$—	$420
Food and beverage	156	49	—	—	205
Rooms	201	41	—	—	242
Entertainment and other	72	15	5	(1)	91
Total contract revenues	638	304	17	(1)	958
Other	46	3	1	—	50
Net revenues	$684	$307	$18	$(1)	$1,008

	Six Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$568	$1,354	$123	$—	$2,045
Food and beverage	487	273	14	—	774
Rooms	562	191	2	—	755
Management fees	—	2	31	(3)	30
Reimbursed management costs	—	1	99	—	100
Entertainment and other	206	82	23	(2)	309
Total contract revenues	1,823	1,903	292	(5)	4,013
Other	71	5	2	—	78
Net revenues	$1,894	$1,908	$294	$(5)	$4,091

	Six Months Ended June 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$402	$385	$23	$—	$810
Food and beverage	318	93	—	—	411
Rooms	416	73	—	—	489
Entertainment and other	133	30	9	(1)	171
Total contract revenues	1,269	581	32	(1)	1,881
Other	86	5	2	—	93
Net revenues	$1,355	$586	$34	$(1)	$1,974
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
Casino Revenues
Casino revenues include revenues generated by our casino operations and casino related activities such as poker, pari-mutuel wagering, and tournaments, less sales incentives and other adjustments. Casino revenues are measured by the aggregate net difference between gaming wins and losses. Jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. We accrue the incremental amount of progressive jackpots as the progressive machine is played, and the progressive jackpot amount increases, with a corresponding reduction to casino revenues. Funds deposited by customers in advance along with chips and slot vouchers in a customer’s possession are recorded in Accrued expenses and other current liabilities on our Balance Sheets until such amounts are redeemed or used in gaming play by the customer.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Non-Gaming Revenues
Rooms revenue, food and beverage revenue, and entertainment and other revenue include: (i) the actual amounts paid for such services (less any amounts allocated to unperformed performance obligations, such as Reward Credits described below); (ii) the value of Reward Credits redeemed for such services; and (iii) the portion of the transaction price allocated to complimentary goods or services provided in conjunction with other revenue-generating activities. Rooms revenue is generally recognized over time, consistent with the customer’s reservation period. Food and beverage and entertainment and other revenues are recognized at the point in time the services are performed or events are held. Amounts paid in advance, such as advance deposits on rooms and advance ticket sales, are recorded as a liability until the goods or services are provided to the customer (see Contract Liabilities below).
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
Because of the significance of the Total Rewards program and the ability for customers to accumulate Reward Credits based on their past play, we have determined that Reward Credits granted in conjunction with other earning activity represent a performance obligation. As a result, for transactions in which Reward Credits are earned, we allocate a portion of the transaction price to the Reward Credits that are earned based upon the relative standalone selling prices (“SSP”) of the goods and services involved. When the activity underlying the “earning” of the Reward Credits has a wide range of selling prices and is highly variable, such as in the case of gaming activities, we use the residual approach in this allocation by computing the value of the Reward Credits as described below and allocating the residual amount to the gaming activity. This allocation results in a significant portion of the transaction price being deferred and presented as a Contract Liability on our accompanying Balance Sheets. Any amounts allocated to Contract Liabilities are recognized as revenue when the Reward Credits are redeemed in accordance with the specific recognition policy of the activity for which the credits are redeemed. This balance is further described below under Contract Liabilities.
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
As part of determining the SSP for Reward Credits, we also determined that there is generally an amount of Reward Credits that is not redeemed, which is considered “breakage.” We recognize the expected breakage proportionally with the pattern of revenue recognized related to the redemption of Reward Credits. We periodically reassess our customer behaviors and revise our expectations as deemed necessary on a prospective basis.
Complimentaries
As part of our normal business operations, we often provide lodging, transportation, food and beverage, entertainment and other goods and services to our customers at no additional charge. Alternatively, Reward Credits can be redeemed for these services.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Both are considered complimentaries. Such complimentaries are provided in conjunction with other revenue‑earning activities and are generally provided to encourage additional customer spending on those activities. Accordingly, we allocate a portion of the transaction price we receive from such customers to the complimentary goods and services. We perform this allocation based on the SSP of the underlying goods and services, which is determined based upon the weighted-average cash sales prices received for similar services at similar points during the year.
Retail Value of Complimentaries

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Food and beverage	$143	$144	$292	$295
Rooms	118	122	226	237
Other	15	17	30	31
	$276	$283	$548	$563
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
Receivables

(In millions)	June 30, 2018	December 31, 2017
Casino	$156	$173
Food and beverage and rooms	78	59
Entertainment and other	77	79
Contract receivables, net	311	311
Other	132	183
Receivables, net	$443	$494
Allowance for Doubtful Accounts

(In millions)	Contracts	Other	Total
Balance as of December 31, 2017	$44	$7	$51
Provision for doubtful accounts	—	(3)	(3)
Write-offs less recoveries	(7)	(1)	(8)
Balance as of June 30, 2018	$37	$3	$40

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contract Liability Balances

(In millions)	Total Rewards	Customer Advances	Total
December 31, 2017 (1)	$62	$69	$131
June 30, 2018 (2)	68	84	152
____________________

(1)	$2 million included within Deferred credits and other liabilities.

(2)	$6 million included within Deferred credits and other liabilities.

Revenue Recognized from December 31, 2017 Contract Liability Balances

(In millions)	Total Rewards	Customer Advances	Total
Three Months Ended June 30, 2018	$9	$16	$25
Six Months Ended June 30, 2018	24	66	90
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
Note 12 — Stock-Based Compensation
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, based on CEC common stock (NASDAQ symbol “CZR”), including time-based and performance-based stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), restricted stock awards, stock grants, or a combination of awards.
2017 Performance Incentive Plan
In April 2018, the Company granted approximately 1.6 million PSUs that are scheduled to vest in three equal tranches over a three-year period. On each vesting date, recipients will receive between 0% and 200% of the granted PSUs in the form of CEC common stock based on the achievement of specified performance service conditions. Based on the terms and conditions of the awards, the fair value of the PSUs was initially set equal to the quoted market price of our common stock on the date of grant, but will need to be reassessed each reporting period.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Composition of Stock-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Corporate expense	$15	$8	$28	$16
Property, general, administrative, and other	5	1	10	2
Total stock-based compensation expense	$20	$9	$38	$18
Outstanding at End of Period

	June 30, 2018		December 31, 2017
	Quantity (1)	Wtd Avg (2)	Quantity	Wtd Avg (2)
Stock options (3)	8,764,136	$10.45	9,227,890	$10.36
Restricted stock units (4)	17,103,637	11.72	17,274,659	11.22
Performance stock units (5)	1,546,382	10.70	—	—
____________________

(1)	During the six months ended June 30, 2018, 4.1 million RSUs were issued under the 2017 Performance Incentive Plan. There were no grants of stock options during the six months ended June 30, 2018.

(2)	Represents weighted average exercise price for stock options, weighted average grant date fair value for RSUs, and the price of CEC common stock as of the balance sheet date for PSUs.

(3)	During the six months ended June 30, 2018, 424,612 stock options were exercised.

(4)	During the six months ended June 30, 2018, 3,647,545 restricted stock units vested.

(5)	No PSUs have vested during the six months ended June 30, 2018.
Note 13 — Income Taxes
Caesars’ provision for income taxes during the interim reporting period for the three and six months ended June 30, 2018 has been calculated by applying an estimate of the annual effective tax rate (“AETR”) for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 Income Taxes, Interim Reporting, to calculate taxes for the three and six months ended June 30, 2017. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2017.
Effective January 1, 2018, we adopted ASU 2016-16, Income Taxes (Topic 740), which provides amended guidance regarding intra-entity transfers of assets other than inventory and requires the recognition of any related income tax consequences when such transfers occur.
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
As of June 30, 2018, the Company has not completed the accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and accrued a provisional income tax benefit of approximately $1.2 billion which was recorded in the period ended December 31, 2017. The amount of the estimated income tax benefit is (i) $797 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $442 million related to the net deferred tax benefit of deferred tax assets which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. During the three months ended June 30, 2018, the Company revised its estimate of the effects on the existing deferred tax balances as of December 31, 2017, and accrued an additional provisional income tax benefit of $82 million. The total amount of the revised estimated income tax benefit is (i) $710 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $569 million related to the net deferred tax benefit of deferred tax assets which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (iii) $42 million relating to the net deferred

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

tax benefit of state deferred tax assets which are now realizable due to the changing rules related to interest expense disallowance for those states which conform to the Tax Act.
In order to complete the accounting requirements under ASC 740, the Company needs to (i) evaluate the impact of additional guidance, if any, from the FASB and external providers on its application of ASC 740 to the calculation; (ii) evaluate the impact of further guidance from Treasury and/or the Internal Revenue Service (“IRS”) on the technical application of the law with regard to our facts; (iii) evaluate the impact of further guidance from the state tax authorities regarding their conformity to the provisions of the Tax Act; and (iv) complete the analysis of the revaluation of deferred tax assets and liabilities as the Company is still analyzing certain aspects of the Tax Act. The accounting for the tax effects of the Tax Act will be completed in 2018.
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
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Loss before income taxes	$(7)	$(1,400)	$(28)	$(1,861)
Income tax benefit/(provision)	$36	$(32)	$23	$(79)
Effective tax rate	514.3%	(2.3)%	82.1%	(4.2)%
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
The effective tax rate related to the loss before income taxes for the three months ended June 30, 2018 differed from the expected federal tax rate of 21% primarily due to the deferred tax benefit from revisions to the estimated deferred tax balances as of December 31, 2017 as a result of the Tax Act offset by losses not tax benefitted and nondeductible expenses. The effective tax rate related to the loss before income taxes for the three months ended June 30, 2017 differed from the expected federal tax rate of 35% primarily due to losses not tax benefitted, including accrued restructuring and support expenses, and state deferred tax expense.
The effective tax rate related to the loss before income taxes for the six months ended June 30, 2018 differed from the expected federal tax rate of 21% primarily due the deferred tax benefit from revisions to the estimated deferred tax balances as of December 31, 2017 as a result of the Tax Act offset by losses not tax benefitted and nondeductible expenses. The effective tax rate related to the loss before income taxes for the six months ended June 30, 2017 differed from the expected federal tax rate of 35% primarily due to losses not tax benefitted, including accrued restructuring and support expenses, and state deferred tax expense. Effective January 1, 2017, CEC elected to no longer treat Caesars Entertainment Resort Properties, LLC (“CERP”) as a corporation for income tax purposes, which resulted in additional state deferred tax expense due to additional state filing requirements for CEC.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the IRS on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 14 — Related Party Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Transactions with Sponsors and their affiliates
Expenses paid to Sponsors’ portfolio companies	$8	$1	$9	$1
Transactions with Horseshoe Baltimore
Management fees	2	—	5	—
Reimbursements and allocated expenses	2	—	3	—
Transactions with CEOC
Shared services allocated expenses to CEOC	—	108	—	204
Shared services allocated expenses from CEOC	—	23	—	46
Management fees incurred	—	11	—	22
Octavius Tower lease revenue	—	9	—	18
Other expenses incurred	—	2	—	6
Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”). On the Effective Date, we entered into a “Termination Agreement” with the Sponsors and their affiliates, pursuant to which certain agreements terminated. Due to a reduction in ownership percentage of the Company on the Effective Date, we are no longer controlled by the Sponsors.
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
Octavius Tower Lease Agreement
Under the Octavius Tower lease agreement, CEOC LLC leases the Octavius Tower at Caesars Palace Las Vegas (“Caesars Palace”) for $35 million annually from CRC. On July 11, 2018, the real estate assets of the Octavius Tower were sold by the Company to VICI. See Note 16 for additional information.
LINQ Access and Parking Easement Agreements
Under the LINQ Access and Parking easement agreements, subsidiaries of CEOC granted easements for access and parking behind The LINQ Promenade and The LINQ Hotel & Casino to CERP and CGP and certain of their subsidiaries. Together, CERP and CGP paid approximately $2 million annually. Amounts are included within Other expenses incurred in the table above. The parking lot was sold to VICI upon CEOC’s emergence from bankruptcy but was partially repurchased by CRC as part of the purchase of approximately 18 acres of land adjacent to the Harrah’s Las Vegas property with the other portion still owned by VICI.
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
Total Rewards Loyalty Program
Until the Effective Date, the total estimated cost for Total Rewards was accrued by CEOC; on the Effective Date, administration of Total Rewards is managed by CEC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Due from/to Affiliates
Amounts from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities.
As of June 30, 2018 and December 31, 2017, Due from affiliates, net was $9 million and $11 million, respectively, and represented transactions with Horseshoe Baltimore.
Note 15 — Segment Reporting
We view each casino property as an operating segment and aggregate such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S. and (iii) All Other, which is consistent with how we manage the business.
The results of each reportable segment presented below are consistent with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between reportable segments within Caesars. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year.
“All Other” includes managed, international and other properties as well as parent and other adjustments to reconcile to consolidated Caesars results.
Condensed Statements of Operations - By Segment

	Three Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$992	$982	$147	$(2)	$2,119
Depreciation and amortization	132	121	15	—	268
Income/(loss) from operations	246	131	(95)	—	282
Interest expense	(80)	(139)	(115)	—	(334)
Restructuring and support expenses and other (1)	(2)	—	47	—	45
Income tax benefit (2)	—	—	36	—	36

	Three Months Ended June 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$684	$307	$18	$(1)	$1,008
Depreciation and amortization	74	21	1	—	96
Income/(loss) from operations	156	47	(54)	—	149
Interest expense	(3)	(7)	(132)	—	(142)
Restructuring and support expenses and other (1)	(3)	—	(1,404)	—	(1,407)
Income tax provision (2)	—	—	(32)	—	(32)

	Six Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$1,894	$1,908	$294	$(5)	$4,091
Depreciation and amortization	274	242	32	—	548
Income/(loss) from operations	394	217	(204)	—	407
Interest expense	(158)	(277)	(229)	—	(664)
Restructuring and support expenses and other (1)	—	2	227	—	229
Income tax benefit (2)	—	—	23	—	23

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$1,355	$586	$34	$(1)	$1,974
Depreciation and amortization	153	42	3	—	198
Income/(loss) from operations	308	76	(85)	—	299
Interest expense	(8)	(14)	(267)	—	(289)
Restructuring and support expenses and other (1)	(3)	—	(1,868)	—	(1,871)
Income tax provision (2)	—	—	(79)	—	(79)
____________________

(1)
2018 amount primarily represents a change in fair value of our derivative liability related to the conversion option of the CEC Convertible Notes; 2017 amount primarily represents CEC’s costs in connection with the restructuring of CEOC.

(2)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.
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

	Three Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$164	$(9)	$(126)	$—	$29
Net income/(loss) attributable to noncontrolling interests	—	1	(1)	—	—
Income tax benefit (1)	—	—	(36)	—	(36)
Restructuring and support expenses and other (2)	2	—	(47)	—	(45)
Interest expense	80	139	115	—	334
Depreciation and amortization	132	121	15	—	268
Other operating costs (3)	1	1	30	1	33
Stock-based compensation expense	2	3	15	—	20
Other items (4)	2	2	17	(1)	20
Adjusted EBITDA	$383	$258	$(18)	$—	$623

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$150	$40	$(1,622)	$—	$(1,432)
Income tax provision (1)	—	—	32	—	32
Restructuring and support expenses and other (2)	3	—	1,404	—	1,407
Interest expense	3	7	132	—	142
Depreciation and amortization	74	21	1	—	96
Other operating costs (3)	9	1	8	—	18
Stock-based compensation expense	—	1	8	—	9
Other items (4)	3	1	14	—	18
Adjusted EBITDA	$242	$71	$(23)	$—	$290

	Six Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$236	$(59)	$(182)	$—	$(5)
Net income/(loss) attributable to noncontrolling interests	—	1	(1)	—	—
Income tax benefit (1)	—	—	(23)	—	(23)
Restructuring and support expenses and other (2)	—	(2)	(227)	—	(229)
Interest expense	158	277	229	—	664
Depreciation and amortization	274	242	32	—	548
Other operating costs (3)	29	7	62	1	99
Stock-based compensation expense	4	5	29	—	38
Other items (4)	3	3	44	(1)	49
Adjusted EBITDA	$704	$474	$(37)	$—	$1,141

	Six Months Ended June 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$297	$63	$(2,299)	$—	$(1,939)
Net loss attributable to noncontrolling interests	—	(1)	—	—	(1)
Income tax provision (1)	—	—	79	—	79
Restructuring and support expenses and other (2)	3	—	1,868	—	1,871
Interest expense	8	14	267	—	289
Depreciation and amortization	153	42	3	—	198
Other operating costs (3)	15	2	—	—	17
Stock-based compensation expense	1	1	16	—	18
Other items (4)	4	2	27	—	33
Adjusted EBITDA	$481	$123	$(39)	$—	$565
____________________

(1)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.

(2)
2018 amount primarily represents a change in fair value of our derivative liability related to the conversion option of the CEC Convertible Notes; 2017 amount primarily represents CEC’s costs in connection with the restructuring of CEOC.

(3)	Amounts primarily represent costs incurred in connection with costs associated with the development activities and reorganization activities, and/or recoveries associated with such items.

(4)
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Balance Sheets - By Segment

	June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$14,100	$6,660	$7,401	$(3,007)	$25,154
Total liabilities	5,294	4,990	11,431	133	21,848

	December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$14,145	$6,865	$7,458	$(3,032)	$25,436
Total liabilities	5,239	5,012	11,780	108	22,139
Note 16 — Subsequent Events
Acquisition of Centaur Holdings, LLC
On July 16, 2018 (the “Centaur Closing Date”), CEC completed its acquisition of Centaur for consideration of $1.7 billion, composed of the following:
Composition of Acquisition Consideration

(In millions)
Cash paid on the Centaur Closing Date	$1,630
Deferred consideration (1)	66
Total purchase price	$1,696
____________________

(1)
Deferred consideration is payable in an installment of $25 million on the second anniversary of the Centaur Closing Date and $50 million on the third anniversary of the Centaur Closing Date with prepayments and right of setoff permitted, subject to the terms and conditions of the Unit Purchase Agreement. $66 million represents the present value of future expected cash flows.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Preliminary Purchase Price Allocation
The following table summarizes the assets acquired and liabilities recognized as part of acquisition. We will continue to evaluate and value identifiable assets acquired and liabilities assumed, and that may require the preliminary purchase price allocation to be adjusted. The preliminary determination of assets and liabilities recognized is based on a number of estimates and assumptions; actual amounts could differ from these estimates. The intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives as of the acquisition date.

(In millions)	Fair Value	Weighted-Average Useful Life (years)
Assets acquired:
Cash and cash equivalents	$38
Receivables, net	3
Other current assets	24
Property and equipment	299
Intangible assets other than goodwill
Trade names and trademarks	14	2.5
Gaming rights (1)	1,400
Customer relationships	41	15.0
Total assets	1,819

Liabilities assumed:
Current liabilities	(96)
Deferred income taxes	(291)
Total liabilities	(387)
Net identifiable assets acquired	1,432
Goodwill	264
Total Centaur equity value	$1,696
____________________

(1)	Indefinite-lived intangible assets.
New Transactions with VICI
Sale of Octavius Tower at Caesars Palace
On July 11, 2018, we sold Octavius Tower at Caesars Palace to VICI for $508 million in cash. Proceeds from the transaction supported the closing of CEC’s acquisition of Centaur. We will continue to operate the Octavius Tower under the current terms of the long-term lease agreement with VICI relating to Caesars Palace.
Harrah’s Philadelphia Real Estate Sale and Leaseback
Also on July 11, 2018, CEC and VICI agreed to the sale by CEC of all the real property used in the operation of Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) to VICI for $83 million in cash, which includes $242 million for the sale of the real property assets of Harrah’s Philadelphia net of $159 million constituting consideration to VICI for the lease modifications described below. We will lease Harrah’s Philadelphia from VICI pursuant to the existing long-term lease agreement relating to other domestic properties.
Modifications to Lease Agreements with VICI
In connection with the Octavius Tower and Harrah’s Philadelphia transactions, CEC and VICI will consummate certain lease modifications to certain of our existing lease agreements. The modifications are intended to bring the lease terms into alignment with other market precedents and the long-term performance of the properties and create additional flexibility to facilitate our future development strategies.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Octavius Tower sale includes a contingency that could require CEC to repurchase the Octavius Tower if the Harrah’s Philadelphia transaction and lease modifications transactions are not completed. The Harrah’s Philadelphia transaction and lease modifications are expected to close during the fourth quarter of 2018, subject to customary closing conditions and regulatory and third party approvals.

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
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” (iii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to Consolidated Condensed Financial Statements included in Item 1, “Unaudited Financial Statements.”
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the six months ended June 30, 2018 and 2017 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Exhibit 99.1 included in our Current Report on Form 8-K filed on June 1, 2018 presenting the Company’s financial statements and financial information in certain sections of our Form 10-K recast on a basis consistent with the new revenue recognition standard discussed in Note 11 (collectively, the “2017 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2017 Annual Report.
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
Adoption of New Revenue Recognition Standard
On January 1, 2018, we adopted the new accounting standard Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and all related amendments using the full retrospective method and have recast revenue and expenses for all prior periods presented. See Note 11 for additional information.
CEOC’s Emergence from Bankruptcy and CEC’s Merger with Caesars Acquisition Company
As previously disclosed in our 2017 Annual Report, Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its U.S. subsidiaries emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). As part of its emergence from bankruptcy, CEOC reorganized into an operating company separate from its real property assets. The operating company was acquired by CEC on the Effective Date and immediately merged with and into CEOC LLC. CEOC LLC operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI Properties Inc. (“VICI”). As a result of CEC’s acquisition of the operating company and its subsequent merger with and into CEOC LLC, CEC’s consolidated financial results include the results of the operating company subsequent to the Effective Date.

CEOC LLC Operating Results

(In millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Casino	$716	$1,360
Food and beverage	196	385
Rooms	143	272
Other revenue	56	105
Management fees	14	28
Reimbursed management costs	48	100
Net revenues	$1,173	$2,250

Income from operations	$124	$157
Interest expense	(215)	(430)
Restructuring and support expenses and other	5	20
Net loss	(86)	(253)
Net loss attributable to Caesars	(87)	(255)
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
Failed Sale-Leaseback Financing Obligations
As previously disclosed in our 2017 Annual Report, our leases with VICI were evaluated as a sale-leaseback of real estate, and we determined that these transactions did not qualify for sale-leaseback accounting. The amount recognized for depreciation expense and interest expense substantially exceeds our periodic rental payments for CEOC LLC’s leases with VICI as a result of the failed sale-leaseback obligation being initially recognized at an amount equal to the fair value of the leased properties when CEOC emerged from bankruptcy. The table below presents the activity for the period.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In millions)	Depreciation Expense	Interest Expense	Rental Payments	Depreciation Expense	Interest Expense	Rental Payments
Harrah’s Las Vegas lease	$4	$20	$29	$8	$39	$44
CEOC LLC leases	124	197	160	242	393	319
Total	$128	$217	$189	$250	$432	$363

Horseshoe Baltimore Deconsolidation
As previously disclosed in our 2017 Annual Report, as of August 31, 2017, Horseshoe Baltimore was deconsolidated and accounted for as an equity method investment subsequent to the deconsolidation.
Horseshoe Baltimore Operating Results

(In millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Casino	$64	$126
Food and beverage	5	10
Other revenue	3	5
Management fees	—	(2)
Net revenues	$72	$139

Income from operations	$6	$11
Interest expense	(8)	(15)
Net loss	(2)	(4)
Net loss attributable to Caesars	(2)	(3)
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the three and six months ended June 30, 2018, we repurchased approximately 2.7 million shares for approximately $31 million under the program recorded in Treasury stock.
Recently Issued Accounting Standards
See Note 3 for discussions of the adoption and potential effects of recently issued accounting standards.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2017 Annual Report. There have been no changes to these policies during the six months ended June 30, 2018.

Discussion of Operating Results

Analysis of Key Drivers of Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of performance.
Consolidated Operating Results

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Net revenues	$2,119	$1,008	$1,111	110.2%	$4,091	$1,974	$2,117	107.2%
Income from operations	282	149	133	89.3%	407	299	108	36.1%
Interest expense	(334)	(142)	(192)	(135.2)%	(664)	(289)	(375)	(129.8)%
Restructuring and support expenses and other	45	(1,407)	1,452	*	229	(1,871)	2,100	*
Net income/(loss)	29	(1,432)	1,461	*	(5)	(1,940)	1,935	99.7%
Net income/(loss) attributable to Caesars	29	(1,432)	1,461	*	(5)	(1,939)	1,934	99.7%
Adjusted EBITDA (1)	623	290	333	114.8%	1,141	565	576	101.9%
Operating margin (2)	13.3%	14.8%	—	(1.5) pts	9.9%	15.1%	—	(5.2) pts
____________________

*	Not meaningful.

(1)	See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this MD&A for a reconciliation of Adjusted EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.
Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues, rooms revenues, and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly affects our gaming volumes. Our food and beverage revenues are generated primarily from our buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service. Our other revenues are generated primarily from third-party real estate leasing arrangements at our casino properties, revenue from company-operated retail stores, revenue from parking, revenue from our entertainment venues and The High Roller observation wheel and, subsequent to the Effective Date, revenue earned from CEOC LLC’s casino management service fees and reimbursed management costs charged to third parties.
Net Revenues - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Casino	$1,062	$420	$642	152.9%	$2,045	$810	$1,235	152.5%
Food and beverage	391	205	186	90.7%	774	411	363	88.3%
Rooms	388	242	146	60.3%	755	489	266	54.4%
Other revenue	215	141	74	52.5%	387	264	123	46.6%
Management fees	15	—	15	*	30	—	30	*
Reimbursed management costs	48	—	48	*	100	—	100	*
Net revenues	$2,119	$1,008	$1,111	110.2%	$4,091	$1,974	$2,117	107.2%

Net Revenues - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Las Vegas	$992	$684	$308	45.0%	$1,894	$1,355	$539	39.8%
Other U.S.	982	307	675	*	1,908	586	1,322	*
All Other	145	17	128	*	289	33	256	*
Net revenues	$2,119	$1,008	$1,111	110.2%	$4,091	$1,974	$2,117	107.2%
____________________

*	Not meaningful.

Cash ADR (1)
Three Months Ended June 30, 2018 versus 2017	Six Months Ended June 30, 2018 versus 2017
____________________

(1)	Average cash daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied.
Three Months Ended June 30, 2018 vs. 2017
Net revenue increased $1.1 billion, or 110.2%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $1.2 billion to net revenues, partially offset by a decrease of $72 million in net revenue due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, net revenues increased $10 million primarily due to the following:

•
Other revenues increased $21 million in 2018 compared with 2017 primarily due to revenue from valet and self-parking fees that were fully implemented in Las Vegas in 2017 and an increase in entertainment revenues in the Las Vegas segment.

•	This increase was offset by a decrease in casino revenues of $10 million in 2018 compared with 2017 primarily due to unfavorable hold in the Other U.S. segment.
Six Months Ended June 30, 2018 vs. 2017
Net revenue increased $2.1 billion, or 107.2%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $2.3 billion to net revenues, partially offset by a decrease of $139 million in net revenue due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, net revenues increased $6 million primarily due to the following:

•
Other revenues increased $23 million in 2018 compared with 2017 primarily due to revenue from valet and self-parking fees that were fully implemented in Las Vegas in 2017 and an increase in entertainment revenues at certain Las Vegas properties.

•
This increase was offset by a decrease in food and beverage revenues by $12 million in 2018 compared with 2017 primarily in the Las Vegas region including a decrease in non-recurring banquet revenues in the first half of 2017. Rooms revenues also decreased $6 million in 2018 compared with 2017 primarily due to a convention that took place in 2017 that did not reoccur in 2018.

Analysis of Key Drivers of Income from Operations Performance
Income from Operations by Category - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Net revenues	$2,119	$1,008	$1,111	110.2%	$4,091	$1,974	$2,117	107.2%
Operating expenses
Casino	567	227	(340)	(149.8)%	1,131	449	(682)	(151.9)%
Food and beverage	273	142	(131)	(92.3)%	539	283	(256)	(90.5)%
Rooms	121	82	(39)	(47.6)%	236	162	(74)	(45.7)%
Property, general, administrative, and other	451	246	(205)	(83.3)%	873	477	(396)	(83.0)%
Reimbursable management costs	48	—	(48)	*	100	—	(100)	*
Depreciation and amortization	268	96	(172)	(179.2)%	548	198	(350)	(176.8)%
Corporate expense	76	48	(28)	(58.3)%	158	89	(69)	(77.5)%
Other operating costs	33	18	(15)	(83.3)%	99	17	(82)	*
Total operating expenses	1,837	859	(978)	(113.9)%	3,684	1,675	(2,009)	(119.9)%
Income from operations	$282	$149	$133	89.3%	$407	$299	$108	36.1%
Income from Operations - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Las Vegas	$246	$156	$90	57.7%	$394	$308	$86	27.9%
Other U.S.	131	47	84	178.7%	217	76	141	185.5%
All Other	(95)	(54)	(41)	(75.9)%	(204)	(85)	(119)	(140.0)%
Income from operations	$282	$149	$133	89.3%	$407	$299	$108	36.1%
____________________

*	Not meaningful.
Three Months Ended June 30, 2018 vs. 2017
Income from operations increased $133 million, or 89.3%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $124 million to income from operations, partially offset by a decrease of $6 million in income from operations due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, income from operations increased $15 million primarily due to the following:

•	Net revenues increased $10 million in 2018 compared with 2017 as explained above.

•	Operating expenses decreased by $5 million in 2018 compared with 2017 primarily due to operating efficiencies driven by lower marketing and labor costs.

Six Months Ended June 30, 2018 vs. 2017
Income from operations increased $108 million, or 36.1%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $157 million to income from operations, partially offset by a decrease of $11 million in income from operations due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, income from operations decreased $38 million primarily due to the following:

•
Other operating costs increased $61 million in 2018 compared with 2017 primarily due to additional exit fees of $21 million for non-CEOC LLC properties ($27 million including CEOC LLC properties) recognized for NV Energy utility contracts (see Note 7), $20 million related to lease termination costs, and a $9 million loss on asset sales in 2018. In addition, during the first quarter of 2017, CEC benefitted from the reimbursement of $19 million for amounts related to the Korea joint venture development that were previously written off. These were partially offset by a decrease in legal fees of $9 million in 2018 compared with 2017.

•
Depreciation and amortization increased $13 million in 2018 compared with 2017 primarily due to accelerated depreciation of $19 million in 2018 compared with $5 million in 2017 due to the removal and replacement of certain assets in connection with ongoing property renovation projects.

•
These increases were partially offset by a decrease of $35 million in direct expenses in 2018 compared with 2017 primarily due to operating efficiencies driven by lower marketing and labor costs as well as an increase in net revenues of $6 million over the same period as explained above.

Other Factors Affecting Net Income/(Loss)
Other Factors Affecting Net Income/(Loss) - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Interest expense	$(334)	$(142)	$(192)	(135.2)%	$(664)	$(289)	$(375)	(129.8)%
Restructuring and support expenses and other	45	(1,407)	1,452	*	229	(1,871)	2,100	*
Income tax benefit/(provision)	36	(32)	68	*	23	(79)	102	*
____________________

*	Not meaningful.
Interest Expense
Interest expense increased $192 million, or 135.2%, for the three months ended June 30, 2018 compared with the same period in 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date. CEOC LLC contributed $215 million to the increase in interest expense as a result of (1) $197 million recognized as interest expense related to CEOC LLC’s lease agreements with VICI that are accounted for as failed sale-leaseback financing obligations, (2) $16 million in interest expense recognized for the CEOC LLC Term Loan, and (3) $2 million recognized as interest expense related to the Golf Course Use Agreements (as defined and further described in Note 7). The increase was partially offset by an $8 million decrease in interest expense related to the Horseshoe Baltimore debt resulting from the deconsolidation of Horseshoe Baltimore in August 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, interest expense decreased by $15 million primarily due to the following:

•	A $49 million decrease in interest expense resulting from lower interest rates due to the refinancing of debt as well as repayment of loans in 2017.

•
This decrease was partially offset by $20 million recognized as interest expense related to the Harrah’s Las Vegas lease agreement with VICI, which is accounted for as failed sale-leaseback financing obligation, and $14 million in interest expense recognized for the CEC Convertible Notes (as defined and further described in Note 6), which were not outstanding in the second quarter of 2017.

Interest expense increased $375 million, or 129.8%, for the six months ended June 30, 2018 compared with the same period in 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date. CEOC LLC contributed $430 million to the increase in interest expense as a result of (1) $393 million recognized as interest expense related to CEOC LLC’s lease agreements with VICI that are accounted for as failed sale-leaseback financing obligations, (2) $32 million in interest expense recognized for the CEOC LLC Term Loan, and (3) $5 million recognized as interest expense related to the Golf Course Use Agreements. The increase was partially offset by a $15 million decrease in interest expense related to the Horseshoe Baltimore debt resulting from the deconsolidation of Horseshoe Baltimore in August 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, interest expense decreased by $40 million primarily due to the following:

•	A $107 million decrease in interest expense resulting from lower interest rates due to the refinancing of debt as well as repayment of loans in 2017.

•
This decrease was partially offset by $39 million recognized as interest expense related to the Harrah’s Las Vegas lease agreement with VICI, which is accounted for as failed sale-leaseback financing obligation, and $28 million in interest expense recognized for the CEC Convertible Notes, which were not outstanding in the six months ended June 30, 2017.

Restructuring and Support Expenses and Other
As described in our 2017 Annual Report, we recognized certain obligations that that were ultimately settled upon CEOC’s emergence from bankruptcy on the Effective Date. As a result, during the three and six months ended June 30, 2017, we incurred expenses associated with the CEOC restructuring totaling approximately $1.4 billion and $1.9 billion, respectively. A portion of the obligations we recognized during the three and six months ended June 30, 2017 reflected our estimates of the fair value of the consideration CEC agreed to provide in exchange for the resolution of litigation claims and potential claims against CEC and its affiliates.
For the three and six months ended June 30, 2018, other income primarily relates to a benefit of $25 million and $185 million, respectively, due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a benefit of $1 million and $9 million, respectively, due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims. For both the three and six months ended June 30, 2018, we also recorded a gain of $10 million for claims that were expunged (see Note 6 for further details) and we recorded dividend and interest income of $8 million and $15 million, respectively.
Income Tax Benefit/(Provision)
For the three months ended June 30, 2018 and 2017, the income tax benefit/(provision) was a benefit of $36 million and a provision of $32 million, respectively. For the six months ended June 30, 2018 and 2017, the income tax benefit/(provision) was a benefit of $23 million and a provision of $79 million, respectively. See Note 13 for a detailed discussion of income taxes and the effective tax rates.
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

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income/(loss) attributable to Caesars	$29	$(1,432)	$(5)	$(1,939)
Net loss attributable to noncontrolling interests	—	—	—	(1)
Income tax (benefit)/provision	(36)	32	(23)	79
Restructuring and support expenses and other (1)	(45)	1,407	(229)	1,871
Interest expense	334	142	664	289
Depreciation and amortization	268	96	548	198
Other operating costs (2)	33	18	99	17
Stock-based compensation expense	20	9	38	18
Other items (3)	20	18	49	33
Adjusted EBITDA	$623	$290	$1,141	$565
____________________

(1)
2018 amount primarily represents a change in fair value of our derivative liability related to the conversion option of the CEC Convertible Notes; 2017 amount primarily represents CEC’s costs in connection with the restructuring of CEOC.

(2)	Amounts primarily represent costs incurred in connection with costs associated with the development activities and reorganization activities, and/or recoveries associated with such items.

(3)
Other items includes other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as litigation awards and settlements, costs associated with CEOC’s restructuring and related litigation, severance and relocation costs, sign-on and retention bonuses, permit remediation costs, and business optimization expenses.

Segment Adjusted EBITDA (1)

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Las Vegas	$383	$242	$141	58.3%	$704	$481	$223	46.4%
Other U.S.	258	71	187	*	474	123	351	*
All Other	(18)	(23)	5	21.7%	(37)	(39)	2	5.1%
Adjusted EBITDA	$623	$290	$333	114.8%	$1,141	$565	$576	101.9%
____________________

*	Not meaningful.

(1)	See reconciliation of Net income/(loss) attributable to Caesars to Adjusted EBITDA by segment in Note 15.
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
Cash and cash equivalents as of June 30, 2018, as shown in the table below, includes amounts held by CRC and CEOC LLC, which are not readily available to CEC and includes $152 million related to its insurance captives.
Summary of Cash and Revolver Capacity

	June 30, 2018
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$1,296	$317	$1,074	$2,687
Revolver capacity	1,000	200	—	1,200
Revolver capacity drawn or committed to letters of credit	(27)	(50)	—	(77)
Total	$2,269	$467	$1,074	$3,810

During the six months ended June 30, 2018, our operating activities yielded consolidated operating cash inflows of $404 million, which is an increase of $201 million, or 99.0%, from the six months ended June 30, 2017 primarily due to operating cash inflows from CEOC LLC in 2018. We believe that our cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations and our total estimated financing activities during the next 12 months. However, if needed, our existing cash and cash equivalents and availability under our revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments.
During the six months ended June 30, 2018, we paid $581 million in interest, which includes $218 million of interest associated with our debt and $363 million of interest related to our financing obligations and the Golf Course Use Agreement. Our capital expenditures were $215 million during the six months ended June 30, 2018 in support of our ongoing property renovations, see Capital Spending and Development section below.
On July 16, 2018, we completed our acquisition of Centaur Holdings, LLC (“Centaur”) for $1.7 billion, including $1.6 billion at closing and $75 million in deferred consideration. The funding for this acquisition was primarily from $1.1 billion in cash proceeds received from the sale of the real estate assets of Harrah’s Las Vegas to VICI in December 2017, $500 million in cash proceeds received from the sale of the Octavius Tower to VICI in July 2018, and the use of $200 million of our revolving credit facility. See Note 16 for additional information.
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program to repurchase up to $500 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the three and six months ended June 30, 2018, we repurchased approximately 2.7 million shares for approximately $31 million under the program recorded in Treasury stock. Through July 31, 2018, we repurchased approximately 5.2 million shares for approximately $60 million under the program.
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
Debt and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $9.0 billion in face value of debt outstanding as of June 30, 2018. Additionally, as a result of the reorganization pursuant to the Plan, VICI owns certain real property assets and related fixtures and leases those assets back to us. We account for our leases with VICI as failed sale-leaseback financing obligations. As of June 30, 2018, the present value of our financing obligations recognized on our Balance Sheet was $9.4 billion. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments, and these financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $261 million for the remainder of 2018 and $11.9 billion thereafter to maturity and our estimated financing obligations are $303 million for the remainder of 2018 and $39.3 billion thereafter to maturity.

Financing Activities as of June 30, 2018

	Remaining	Years Ended December 31,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Annual maturities of long-term debt	$31	$64	$64	$64	$64	$8,718	$9,005
Estimated interest payments	230	470	480	480	480	1,010	3,150
Total debt service payments (1)	261	534	544	544	544	9,728	12,155
Financing obligations - principal	4	11	13	15	17	7,839	7,899
Financing obligations - interest	299	719	721	724	728	28,491	31,682
Total financing obligation payments (2)	303	730	734	739	745	36,330	39,581
Total financing activities	$564	$1,264	$1,278	$1,283	$1,289	$46,058	$51,736
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking London Interbank Offered Rate curve and include the estimated impact of the ten interest rate swap agreements (see Note 6). Actual payments may differ from these estimates.

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
As described in Note 2 to our financial statements, we are party to a joint venture referred to as the Korea JV that we consolidate into our financial statements. The purpose of the Korea JV is to develop, acquire, own and operate a resort casino in Incheon, South Korea. To finance construction of the project, we intend to incur debt in the amount of $550 million to $650 million to supplement the equity capital being contributed by us and our joint venture partner. This debt will, when incurred, be included on our Balance Sheets, but will have no associated net income impact until the project is completed.
We are continually evaluating opportunities to improve our capital structure and will seek to refinance our financial obligations or otherwise engage in transactions impacting our capital structure when market and other conditions are attractive to us. These transactions may involve refinancing or new senior credit facilities, tender or exchange offers, issuance of new bonds and/or sale-leasebacks.
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
Summary of Consolidated Capital Expenditures

	Six Months Ended June 30,		Increase/ (Decrease)
(In millions)	2018	2017
Development	$35	$1	$34
Renovation/refurbishment	128	120	8
Other	52	43	9
Total capital expenditures	$215	$164	$51

Included in capital expenditures:
Capitalized payroll costs	$5	$3
Capitalized interest	3	2

For the six months ended June 30, 2018, capital expenditures were primarily related to hotel renovation projects at Flamingo Las Vegas, Bally’s Las Vegas, Harrah’s Laughlin, and Harrah’s Atlantic City, construction of the Fly LINQ Zipline, and the development of a casino resort project in Incheon, South Korea and a new convention center in Las Vegas (the “Eastside Convention Center”).
Our projected capital expenditures for 2018 range from $775 million to $925 million. We expect to fund these capital expenditures from cash flows generated by our operating activities and established debt programs. Our projected capital expenditures for 2018 include estimates for:

•	Hotel remodeling projects at Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas, Harrah’s Atlantic City, and Horseshoe South Indiana;

•	Development of the Eastside Convention Center;

•	Development of a casino resort project in Incheon, South Korea through a joint venture (see Note 2);

•	Integration and maintenance costs associated with the Centaur acquisition post-closing; and

•	Information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
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
Related Party Transactions
For a description of the nature and extent of related party transactions, see Note 14.
Contractual Obligations and Commitments
Material changes to our aggregate indebtedness, if any, are described in Note 8.
Except as described in Note 7, as of June 30, 2018, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2017 Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•
our ability to respond to changes in the industry, particularly digital transformation, and to take advantage of the opportunity for legalized sports betting in multiple jurisdictions in the United States (which may require third-party arrangements and/or regulatory approval);

•	development of the Eastside Convention Center and certain of our other announced projects are subject to risks associated with new construction projects, including those described below;

•	we may not be able to realize the anticipated benefits of our acquisition of Centaur;

•
completion of the sale of Harrah’s Philadelphia Casino and Racetrack to VICI is subject to customary closing conditions, including certain regulatory approvals and third party approvals, which may not be satisfied;

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

•	our ability to recoup costs of capital investments through higher revenues;

•	growth in consumer demand for non-gaming offerings;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition;

•	our ability to protect our intellectual property rights and damages caused to our brands due to the unauthorized use of our brand names by third parties in ways outside of our control;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the ability to execute on our brand licensing and management strategy is subject to third party agreements and other risks associated with new projects;

•	not being able to realize all of our anticipated cost savings;

•	the potential difficulties in employee retention, recruitment, and motivation;

•	our ability to retain our performers or other entertainment offerings on acceptable terms or at all;

•	the risk of fraud, theft, and cheating;

•	seasonal fluctuations resulting in volatility and an adverse effect on our operating results;

•	any impairments to goodwill, indefinite-lived intangible assets, or long-lived assets that we may incur;

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
During the six months ended June 30, 2018, we entered into six interest rate swap agreements to fix the interest rate on $2.0 billion of variable rate debt. Of our $9.0 billion face value of debt, as of June 30, 2018, we have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt, and $3.2 billion of debt remains subject to variable interest rates for the term of the agreement. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We do not purchase or hold any derivative financial instruments for trading purposes. See Note 6 for additional information.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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
There have not been any other changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the three and six months ended June 30, 2018, we repurchased approximately 2.7 million shares for approximately $31 million under the program recorded in Treasury stock.
The following table presents information relating to the shares of our common stock repurchased during the three months ended June 30, 2018:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
May 1 to May 31, 2018	653,808	$12.55	653,808	$492
June 1 to June 30, 2018	2,003,563	11.57	2,003,563	469
	2,657,371		2,657,371

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Purchase and Sale Agreement, dated July 11, 2018, by and between Caesars Octavius, LLC and Octavius Propco LLC.	—	8-K	—	2.1	7/12/2018

2.2	Purchase and Sale Agreement, dated July 11, 2018, by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC.	—	8-K	—	2.2	7/12/2018

10.1	Amendment No. 1, dated April 16, 2018, among CEOC, LLC, the lenders named therein and Credit Suisse AG, Cayman Islands Branch, as administrative agent and as collateral agent.	—	8-K	—	10.1	4/16/2018

10.2	Amendment to Unit Purchase Agreement, dated May 8, 2018, among Caesars Entertainment Corporation and Clairvest GP Manageco, Inc.	X

**10.3
Second Amendment to Unit Purchase Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and each of the Persons listed on Schedule 1 of the Unit Purchase Agreement, dated November 16, 2017.
X

10.4	Assignment Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Caesars Resort Collection, LLC, Clairvest GP Manageco, Inc. and Centaur Holdings, LLC.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herewith.
**
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

August 1, 2018	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer