Form 10-Q
period 2018-09-30
CAESARS ENTERTAINMENT Corp
filed 2018-11-02
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2018
Common stock, $0.01 par value	669,733,000

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents ($17 and $58 attributable to our VIEs)	$1,563	$2,558
Restricted cash	123	116
Receivables, net	472	494
Due from affiliates, net	4	11
Prepayments and other current assets ($3 and $2 attributable to our VIEs)	178	239
Inventories	40	39
Total current assets	2,380	3,457
Property and equipment, net ($84 and $57 attributable to our VIEs)	16,029	16,154
Goodwill	4,083	3,815
Intangible assets other than goodwill	3,008	1,609
Restricted cash	40	35
Deferred income taxes	2	2
Deferred charges and other assets ($46 and $0 attributable to our VIEs)	424	364
Total assets	$25,966	$25,436

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($3 and $3 attributable to our VIEs)	$325	$318
Accrued expenses and other current liabilities ($1 and $0 attributable to our VIEs)	1,260	1,326
Interest payable	135	38
Contract liabilities	154	129
Current portion of financing obligations	15	9
Current portion of long-term debt	164	64
Total current liabilities	2,053	1,884
Financing obligations	9,957	9,355
Long-term debt	8,811	8,849
Deferred income taxes	716	577
Deferred credits and other liabilities	1,262	1,474
Total liabilities	22,799	22,139
Commitments and contingencies (Note 8)
Stockholders’ equity
Caesars stockholders’ equity	3,079	3,226
Noncontrolling interests	88	71
Total stockholders’ equity	3,167	3,297
Total liabilities and stockholders’ equity	$25,966	$25,436

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues
Casino	$1,102	$389	$3,147	$1,199
Food and beverage	408	206	1,182	617
Rooms	395	253	1,150	742
Other revenue	213	145	600	409
Management fees	16	—	46	—
Reimbursed management costs	51	—	151	—
Net revenues	2,185	993	6,276	2,967
Operating expenses
Direct
Casino	625	210	1,756	659
Food and beverage	284	143	823	426
Rooms	123	83	359	245
Property, general, administrative, and other	467	247	1,340	724
Reimbursable management costs	51	—	151	—
Depreciation and amortization	295	150	843	348
Corporate expense	79	40	237	129
Other operating costs	29	36	128	53
Total operating expenses	1,953	909	5,637	2,584
Income from operations	232	84	639	383
Interest expense	(341)	(120)	(1,005)	(409)
Restructuring and support expenses and other	109	(448)	338	(2,319)
Loss before income taxes	—	(484)	(28)	(2,345)
Income tax benefit/(provision)	111	45	134	(34)
Net income/(loss)	111	(439)	106	(2,379)
Net (income)/loss attributable to noncontrolling interests	(1)	6	(1)	7
Net income/(loss) attributable to Caesars	$110	$(433)	$105	$(2,372)

Earnings/(loss) per share - basic and diluted
Basic earnings/(loss) per share	$0.16	$(2.90)	$0.15	$(15.97)
Diluted earnings/(loss) per share	$0.14	$(2.90)	$0.15	$(15.97)
Weighted-average common shares outstanding - basic	681	149	692	148
Weighted-average common shares outstanding - diluted	835	149	697	148

Comprehensive income/(loss)
Foreign currency translation adjustments	$2	$—	$(17)	$—
Change in fair market value of interest rate swaps, net of tax	11	—	24	—
Other	—	—	1	—
Other comprehensive income, net of income taxes	13	—	8	—
Comprehensive income/(loss)	124	(439)	114	(2,379)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	1	—	4	—
Comprehensive loss attributable to noncontrolling interests	—	6	3	7
Comprehensive income/(loss) attributable to Caesars	$124	$(433)	$117	$(2,372)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)

	Caesars Stockholders’ Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Noncontrolling Interests	Total Equity/(Deficit)
Balance as of December 31, 2016	$1	$(29)	$8,676	$(10,307)	$(1)	$(1,660)	$53	$(1,607)
Net loss	—	—	—	(2,372)	—	(2,372)	(7)	(2,379)
Stock-based compensation	—	(8)	32	—	—	24	—	24
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(4)	(4)
Balance as of September 30, 2017	$1	$(37)	$8,708	$(12,679)	$(1)	$(4,008)	$42	$(3,966)

Balance as of December 31, 2017	$7	$(152)	$14,040	$(10,675)	$6	$3,226	$71	$3,297
Net income	—	—	—	105	—	105	1	106
Stock-based compensation	—	(12)	59	—	—	47	—	47
Repurchase of common stock	—	(311)	—	—	—	(311)	—	(311)
Other comprehensive income/(loss), net of tax	—	—	—	—	12	12	(4)	8
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	20	20
Balance as of September 30, 2018	$7	$(475)	$14,099	$(10,570)	$18	$3,079	$88	$3,167

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash flows provided by operating activities	$692	$263
Cash flows from investing activities
Acquisition of Centaur, net of cash and restricted cash acquired	(1,578)	—
Acquisitions of property and equipment, net of change in related payables	(342)	(245)
Payments to acquire certain gaming rights	(10)	—
Deconsolidation of subsidiary cash	—	(57)
Proceeds from the sale and maturity of investments	30	28
Payments to acquire investments	(19)	(21)
Cash flows used in investing activities	(1,919)	(295)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	1,167	585
Debt issuance costs and fees	(5)	(19)
Repayments of long-term debt and revolving credit facilities	(1,116)	(673)
Proceeds from sale-leaseback financing arrangement	508	—
Distribution of CIE sale proceeds	—	(63)
Proceeds from the issuance of common stock	4	7
Repurchase of common stock	(311)	—
Taxes paid related to net share settlement of equity awards	(12)	(8)
Financing obligation payments	(11)	—
Contributions from noncontrolling interest owners	20	—
Distributions to noncontrolling interest owners	—	(6)
Cash flows provided by/(used in) financing activities	244	(177)
Net decrease in cash, cash equivalents, and restricted cash	(983)	(209)
Cash, cash equivalents, and restricted cash, beginning of period	2,709	4,658
Cash, cash equivalents, and restricted cash, end of period	$1,726	$4,449

Supplemental Cash Flow Information:
Cash paid for interest	$782	$319
Cash paid for income taxes	5	3
Non-cash investing and financing activities:
Change in accrued capital expenditures	51	2
Deferred consideration for acquisition of Centaur	66	—

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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and Exhibit 99.1 included in our Current Report on Form 8-K filed on June 1, 2018 presenting the Company’s financial statements and financial information in certain sections of our Form 10-K recast on a basis consistent with the new revenue recognition standard discussed in Note 12 (collectively, the “2017 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2017 Annual Report.
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” (iii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.”
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). Caesars Entertainment operates a total of 49 casino properties in 13 U.S. states and five countries. Nine casinos are in Las Vegas, which represented 42% and 45%, respectively, of net revenues for the three and nine months ended September 30, 2018.
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
Acquisition of Centaur Holdings, LLC
On July 16, 2018, we completed the acquisition of Centaur Holdings, LLC (“Centaur”). Centaur operated Hoosier Park Racing & Casino in Anderson, Indiana, and Indiana Grand Racing & Casino in Shelbyville, Indiana. See Note 4 for additional information.
New Transactions with VICI
Sale of Octavius Tower at Caesars Palace
On July 11, 2018, we sold Octavius Tower at Caesars Palace (“Octavius Tower”) to VICI for $508 million in cash. Proceeds from the transaction supported the closing of CEC’s acquisition of Centaur. We continue to operate the Octavius Tower under the current terms of the long-term lease agreement with VICI relating to Caesars Palace.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Harrah’s Philadelphia Real Estate Sale and Leaseback
Also on July 11, 2018, CEC agreed to sell to VICI all the real property used in the operation of Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) for $242 million. We will lease the real property of Harrah’s Philadelphia from VICI pursuant to the existing long-term lease agreement relating to other domestic properties.
Modifications to Lease Agreements with VICI
In connection with the Octavius Tower and Harrah’s Philadelphia transactions, CEC and VICI will consummate modifications to certain of our existing lease agreements for consideration of $159 million to VICI. The modifications are intended to bring the lease terms into alignment with other market precedents and the long-term performance of the properties and create additional flexibility to facilitate our future development strategies.
The Harrah’s Philadelphia transaction and lease modifications are expected to close during the fourth quarter of 2018, subject to customary closing conditions and regulatory and third party approvals. The Octavius Tower sale includes a contingency that CEC may repurchase at its option or may be required to repurchase the Octavius Tower if the Harrah’s Philadelphia transaction and lease modifications transactions are not completed.
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
Adoption of New Revenue Recognition Standard
On January 1, 2018, we adopted the new accounting standard Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all related amendments. See Note 12 for additional information and details on the effects of adopting the new standard.
Reportable Segments
We view each casino property as an operating segment and aggregate all such casino properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. See Note 16.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Balance Sheets that sum to amounts reported on the Statements of Cash Flows.

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$1,563	$2,558
Restricted cash, current	123	116
Restricted cash, non-current	40	35
Total cash, cash equivalents, and restricted cash	$1,726	$2,709

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Merger with CAC
The following table reconciles the previously-reported net revenues and net income/(loss) of Caesars to the amounts reported in the Statements of Operations after giving effect to the CAC Merger (see Note 1) and adoption of the new revenue recognition standard (see Note 12).
Reconciliation of Net Revenues and Net Income/(Loss)

(In millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenues
Caesars previously reported	$986	$2,951
CAC	—	—
Adoption of new revenue recognition standard (1)	7	16
As currently reported	$993	$2,967

Net income/(loss)
Caesars previously reported	$(460)	$(2,410)
CAC	5	4
Elimination and consolidation adjustments	14	23
Adoption of new revenue recognition standard (1)	2	4
As currently reported	$(439)	$(2,379)
____________________

(1)	See above.
Consolidation of Subsidiaries and Variable Interest Entities
Our consolidated financial statements include the accounts of Caesars Entertainment and its subsidiaries after elimination of all intercompany accounts and transactions.
We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (i) affiliates that are more than 50% owned are consolidated; (ii) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we have determined that we have significant influence over the entities; and (iii) investments in affiliates of 20% or less are generally accounted for using the cost method.
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
In 2018, we adopted the following ASUs:

•	ASU 2014-09, Revenue from Contracts with Customers (see Note 12).

•	ASU 2016-16, Income Taxes (see Note 14).
In 2018, the following ASUs became effective, but there was no effect on our financial statements:

•	ASU 2018-09, Codification Improvements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.

•	ASU 2018-04, Investments — Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273.

•	ASU 2017-09, Compensation - Stock Compensation.

•	ASU 2017-01, Business Combinations.

•	ASU 2016-18, Statement of Cash Flows.

•	ASU 2016-01, Financial Instruments - Overall.
The following ASUs are not yet effective:
Codification Improvements - July 2018: Amended guidance provides miscellaneous changes to clarify, correct errors in, or make minor improvements to the ASC. These amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Many of the amendments in this update do not have transition guidance and were effective upon issuance of the update. We assessed these updates and noted no applicability to Caesars. However, several amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018 for public business entities. We are currently assessing the effect the adoption of the remaining amendments in this standard will have on our financial statements.
Intangibles - Goodwill and Other - Internal-Use Software - August 2018: Amended guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Compensation - Retirement Benefits - August 2018: Amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans including (i) removing certain disclosure requirements such as the amount and timing of plan assets expected to be returned to the employer, (ii) adding certain disclosure requirements such as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period, and (iii) clarifying certain disclosure requirements such as disclosing the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets. The amendments in this update are effective for public entities for fiscal years ending after December 15, 2020. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.
Fair Value Measurement - August 2018: Amended guidance modifies fair value measurement disclosure requirements including (i) removing certain disclosure requirements such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) modifying certain disclosure requirements, and (iii) adding certain disclosure requirements such as changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Income Statement - Reporting Comprehensive Income - February 2018 : Amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings effectively eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act (the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) (the “Tax Act”). Because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not impacted. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016 (amended through July 2018): The amended guidance is intended to increase transparency and comparability among organizations by requiring additional disclosures to reflect the significance of an entity’s leasing arrangements and by recognizing right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Many long-term operating leases, including agreements relating to real estate, may be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. Certain leases embedded in other arrangements, such as service and supplier contracts, may be accounted for separately by allocating payments between lease and non-lease components.
This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We will adopt the new standard on January 1, 2019, and we have elected to apply the guidance as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Under this method, comparative periods will continue to be reported under legacy lease accounting guidance consistent with previously issued financial statements. We are currently assessing the effects the guidance will have on our financial statements and related disclosures.
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
Note 4 — Business Combination
Acquisition of Centaur Holdings, LLC
As described in Note 1, on July 16, 2018 (the “Centaur Closing Date”), CEC completed its acquisition of all of the voting equity interest of Centaur, for consideration of $1.7 billion. This acquisition expands our footprint to the central Indiana region and facilitates broad distribution of the Total Rewards program. Acquisition-related costs included in Other operating costs in the Statements of Operations were $3 million and $6 million, respectively, during the three and nine months ended September 30, 2018. Consideration transferred was composed of the following:

(In millions)
Cash paid	$1,636
Deferred consideration (1)	66
Total purchase price	$1,702
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

Additionally, CEC paid a $50 million license transfer fee on behalf of Hoosier Park Racing & Casino.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Purchase Price Allocation
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as part of the Centaur acquisition. We will continue to evaluate the fair value of the assets acquired and liabilities assumed which may require the preliminary purchase price allocation to be adjusted within the allowable measurement period. The intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives as of the acquisition date.

(In millions)	Fair Value	Weighted-Average Useful Life (years)
Assets acquired:
Cash and cash equivalents	$39
Receivables, net	2
Other current assets	26
Property and equipment	297
Intangible assets other than goodwill
Trade names and trademarks	14	2.5
Gaming rights (1)	1,390
Customer relationships	41	15.0
Total assets	1,809

Liabilities assumed:
Current liabilities	(92)
Deferred income taxes	(285)
Total liabilities	(377)
Net identifiable assets acquired	1,432
Goodwill	270
Total Centaur equity value	$1,702
____________________

(1)	Indefinite-lived intangible assets.
We applied the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”). Goodwill of $270 million was recognized as a result of the transaction and relates to (i) the values of acquired assets that do not meet the definition of an identifiable intangible asset under ASC 805, but that do contribute to the value of the acquired business, including the assembled workforce and relationships with customers that are not tracked through their customer loyalty program; (ii) the going-concern value associated with expectations of forging relationships with future customers; (iii) the assemblage value associated with acquiring an on-going business whose value is worth more than simply the sum of its parts; (iv) synergies associated with centralized services; and (v) the future potential expansion of table games to the properties. All of the goodwill was assigned to our Other U.S. segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of Centaur as if it had occurred on January 1, 2017, and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of this date. The pro forma results include adjustments related to purchase accounting, primarily interest expense related to the legacy debt of Centaur that was not acquired, tax adjustments and amortization of intangible assets. Net loss for the nine months ended September 30, 2017 below includes a discrete tax benefit of $185 million, resulting from a partial release of valuation allowance in connection with the acquisition. The net deferred tax liability resulting from the acquisition of Centaur provided a source of additional future taxable income requiring us to reassess the amount of valuation allowance previously recorded. The deferred tax liability considered the 21% corporate tax rate enacted by the Tax Act.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net revenues	$2,210	$1,116	$6,551	$3,337
Net loss attributable to Caesars	(70)	(230)	(26)	(2,131)

The results of operations for Centaur have been included in the Company’s Financial Statements since the acquisition date. The acquired business contributed $105 million and $22 million, respectively, to Net revenues and Income from operations to CEC for the period from July 16, 2018 to September 30, 2018.
Note 5 — Property and Equipment

(In millions)	September 30, 2018	December 31, 2017 (1)
Land	$4,871	$4,857
Buildings, riverboats, and leasehold and land improvements	12,157	11,824
Furniture, fixtures, and equipment	1,530	1,277
Construction in progress	244	329
Total property and equipment	18,802	18,287
Less: accumulated depreciation	(2,773)	(2,133)
Total property and equipment, net	$16,029	$16,154

____________________

(1)	We reclassified $73 million in land improvements to Buildings, riverboats and leasehold and land improvements to align with our 2018 reporting presentation.
Depreciation Expense and Capitalized Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Depreciation expense	$277	$135	$792	$303
Capitalized interest	2	2	5	4

Note 6 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2017	$355	$3,815	$1,254
Centaur acquisition (1)	55	270	1,390
Amortization	(51)	—	—
Other	—	(2)	5
Balance as of September 30, 2018	$359	$4,083	$2,649

____________________

(1)	See Note 4 for further details relating to the acquisition of Centaur.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2018				December 31, 2017
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing
Trade names and trademarks	2.3	$14	$(1)	$13	$—	$—	$—
Customer relationships	4.7	1,071	(741)	330	1,030	(693)	337
Contract rights	6.3	3	(2)	1	3	(2)	1
Gaming rights and other	5.8	43	(28)	15	43	(26)	17
		$1,131	$(772)	359	$1,076	$(721)	355
Non-amortizing intangible assets
Trademarks				790			790
Gaming rights				1,606			211
Total Rewards				253			253
				2,649			1,254
Total intangible assets other than goodwill				$3,008			$1,609
Note 7 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of the date shown:
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2018
Assets
Government bonds	$21	$—	$21	$—
Derivative instruments - interest rate swaps	31	—	31	—
Total assets at fair value	$52	$—	$52	$—
Liabilities
Derivative instruments - CEC Convertible Notes	$738	$—	$—	$738
Disputed claims liability	73	—	—	73
Total liabilities at fair value	$811	$—	$—	$811

December 31, 2017
Assets
Equity securities	$8	$8	$—	$—
Government bonds	25	—	25	—
Total assets at fair value	$33	$8	$25	$—
Liabilities
Derivative instruments - CEC Convertible Notes	$1,016	$—	$—	$1,016
Disputed claims liability	112	—	—	112
Total liabilities at fair value	$1,128	$—	$—	$1,128

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in Level 3 Fair Value Measurements

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(In millions)	Derivative Instruments	Disputed Claims Liability	Derivative Instruments	Disputed Claims Liability
Balance as of beginning of period	$831	$86	$1,016	$112
Change in fair value recorded in Restructuring and support expenses and other	(97)	(1)	(282)	(10)
Change due to resolved claims in Disputed claims liability	4	(12)	4	(29)
Balance as of end of period	$738	$73	$738	$73

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
The CEC Convertible Notes are convertible at the option of holders into a number of shares of CEC common stock that is equal to approximately 0.139 shares of CEC common stock per $1.00 principal amount of CEC Convertible Notes, which is equal to an initial conversion price of $7.19 per share. If all the shares were issued on the Effective Date, they would have represented approximately 17.9% of the shares of CEC common stock outstanding on a fully diluted basis. The holders of the CEC Convertible Notes can convert them at any time after issuance. CEC can convert the CEC Convertible Notes beginning in October 2020 if the last reported sale price of CEC common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. As of September 30, 2018, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock are issuable upon conversion of the CEC Convertible Notes. As of September 30, 2018, the remaining life of the CEC Convertible Notes is 6 years.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Key Assumptions as of September 30, 2018:

•	Incremental cost of borrowing - 6.0%

•	Expected volatility - 30%

•	Risk-free rate - 3.0%
Since the key assumptions used in the valuation model, including CEC’s estimated incremental cost of borrowing and the expected volatility of CEC’s equity, were significant unobservable inputs, the fair value for the conversion features of the CEC Convertible Notes was classified as Level 3.
Interest Rate Swap Derivatives
We use forward-starting interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. During the nine months ended September 30, 2018, we entered into six interest rate swap agreements to fix the interest rate on $2.0 billion of variable rate debt. As of September 30, 2018, we have entered into a total of ten interest rate swap agreements for notional amounts totaling $3.0 billion. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements will be accrued as interest rates change and recognized as an adjustment to interest expense for the related debt beginning on December 31, 2018. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of September 30, 2018 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of September 30, 2018	Maturity Date
12/31/2018	250	2.274%	N/A	12/31/2022
12/31/2018	200	2.828%	N/A	12/31/2022
12/31/2018	600	2.739%	N/A	12/31/2022
1/1/2019	250	2.153%	N/A	12/31/2020
1/1/2019	250	2.196%	N/A	12/31/2021
1/1/2019	400	2.788%	N/A	12/31/2021
1/1/2019	200	2.828%	N/A	12/31/2022
1/2/2019	250	2.172%	N/A	12/31/2020
1/2/2019	200	2.731%	N/A	12/31/2020
1/2/2019	400	2.707%	N/A	12/31/2021

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The effect of derivative instruments designated as hedging instruments on the Balance Sheet for amounts transferred into Accumulated other comprehensive income (“AOCI”) was $14 million and $31 million, respectively, during the three and nine months ended September 30, 2018. The estimated amount of existing gains that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $8 million.
Disputed Claims Liability
CEC and CEOC deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to satisfy certain remaining unsecured claims (excluding debt claims) as they become allowed (see Note 8). We have estimated the fair value of the remaining liability of those claims. As key assumptions used in the valuation model, including assumptions for the conversion features of the CEC Convertible Notes, include significant unobservable inputs, the fair value of the liability is classified as Level 3.
Note 8 — Litigation, Contractual Commitments, and Contingent Liabilities
Litigation
Caesars is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Contractual Commitments
Except as described in Note 7, during the nine months ended September 30, 2018, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2017.
Exit Cost Accruals
As of September 30, 2018 and December 31, 2017, exit costs were included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the accompanying Balance Sheets for accruals related to the following:

(In millions)	Accrual Obligation End Date	September 30, 2018	December 31, 2017
Iowa greyhound pari-mutuel racing fund	December 2021	$33	$40
Future obligations under land lease agreements (1)	December 2092	43	43
Permanent closure of international properties (2)	January 2032	10	18
Total		$86	$101
____________________

(1)	Associated with the abandonment of a construction project near the Mississippi Gulf Coast.

(2)	Properties include Alea Leeds, Golden Nugget and Southend.
NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada casino properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service was completed in the first quarter of 2018 (the “Cease-Use Date”). As a result of our decision to exit, an order from the Public Utilities Commission of Nevada required that we pay an aggregate exit fee of $48 million. These fees are payable over three to six years at an aggregate present value of $36 million as of September 30, 2018 and are recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets.
For six years following the Cease-Use Date, we will also be required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of above-market renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. As of the effective date of the transition, total fees to be incurred were $31 million, which was accrued at its present value in the first quarter of 2018. As of September 30, 2018, $25 million was recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets. The amount will be adjusted in the future if actual fees incurred differ from our estimates.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Golf Course Properties
Concurrently with the execution of the leases CEOC LLC maintains with VICI, certain golf course properties (the “Golf Course Properties”) were sold to VICI, and CEOC LLC entered into a golf course use agreement (the “Golf Course Use Agreement”) with VICI. An obligation of $143 million is recorded in Deferred credits and other liabilities as of September 30, 2018 representing the fair value of the $10 million in annual payments to be made under the Golf Course Use Agreement, which exceeds the fair value of services being received.
The obligation is being amortized using the effective interest method over the term of the Golf Course Use Agreement which continues through October 2052. The amortization on this obligation for the three and nine months ended September 30, 2018 was $3 million and $8 million, respectively, reflected in Interest expense in our Statement of Operations.
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
Following the Effective Date, actions to enforce or otherwise affect repayment of liabilities preceding January 15, 2015 (the “Petition Date”), as well as pending litigation against the Debtors related to such liabilities, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. CEOC LLC will continue the process of reconciling such claims to the amounts listed by the Debtors in their schedules of assets and liabilities, as amended. The amounts submitted by claimants that remain unresolved total approximately $614 million. We estimate the fair value of these claims to be $73 million as of September 30, 2018, which is based on management’s estimate of the claim amounts that the Bankruptcy Court will ultimately allow and the fair value of the underlying CEC common stock and CEC Convertible Notes held in escrow for the purpose of resolving those claims.
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
As of September 30, 2018, approximately $51 million in cash, 8 million shares of CEC common stock, and $33 million in principal value of CEC Convertible Notes remain in reserve for distribution to holders of disputed claims whose claims may ultimately become allowed in the escrow trust. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s Financial Statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Plan.
Contingent Liabilities
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance effective in the first quarter of 2017 when the liability related to certain health insurance contracts was transferred from CEOC to Caesars Enterprise Services, LLC (“CES”). Our total estimated self-insurance liability was $185 million and $192 million, respectively, as of September 30, 2018 and December 31, 2017.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 9 — Debt

	September 30, 2018				December 31, 2017
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (2)	$100	$100	$—
CRC Term Loan	2024	variable (3)	4,665	4,586	4,616
CEOC LLC Revolving Credit Facility	2022	variable (4)	—	—	—
CEOC LLC Term Loan	2024	variable (5)	1,489	1,487	1,499
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,082	1,082	1,078
CRC Notes	2025	5.25%	1,700	1,666	1,664
Special Improvement District Bonds	2037	4.30%	54	54	56
Total debt			9,090	8,975	8,913
Current portion of long-term debt			(164)	(164)	(64)
Long-term debt			$8,926	$8,811	$8,849

Unamortized discounts and deferred finance charges				$115	$121
Fair value			$9,031
____________________

(1)	Interest rate is fixed, except where noted.

(2)
London Interbank Offered Rate (“LIBOR”) plus 2.00%. On May 4, 2018, the interest rate was reduced from the previous LIBOR plus 2.25% to LIBOR plus 2.13% and on August 2, 2018, the interest rate was further reduced to LIBOR plus 2.00% due to step-downs based on the senior secured leverage ratio in accordance with the CRC Credit Agreement.

(3)	LIBOR plus 2.75%.

(4)	LIBOR plus 2.00%.

(5)	LIBOR plus 2.00%. On April 16, 2018, the interest rate was repriced from the previous LIBOR plus 2.50%, see CEOC LLC Term Loan Repricing section below.
Annual Estimated Debt Service Requirements as of September 30, 2018

	Remaining	Years Ended December 31,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Annual maturities of long-term debt	$16	$164	$64	$64	$64	$8,718	$9,090
Estimated interest payments	150	490	490	490	480	1,030	3,130
Total debt service obligation (1)	$166	$654	$554	$554	$544	$9,748	$12,220
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the ten interest rate swap agreements (see Note 7). Actual payments may differ from these estimates.

Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2018 and December 31, 2017 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months.
As of September 30, 2018, $100 million was outstanding under our revolving credit facilities and $86 million was committed to outstanding letters of credit. Borrowings under the revolving credit facilities are each subject to the provisions of the applicable credit facility agreements, which each have a contractual maturity of greater than one year. Amounts borrowed, if any, under the revolving credit facilities are intended to satisfy short term liquidity needs and would be classified as current.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of September 30, 2018 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 3 in the fair value hierarchy.

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
Terms of Outstanding Debt
Restrictive Covenants
The CRC Credit Agreement, CEOC LLC Credit Agreement, and the indenture related to the CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions. The indenture related to the CEC Convertible Notes contains covenants including negative covenants, which, subject to certain exceptions, limit the Company’s ability to (among other items) make restricted payments, including dividends and sell assets.
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
Note 10 — Stockholders’ Equity
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the three and nine months ended September 30, 2018, we repurchased approximately 28 million shares and 31 million shares, respectively, for approximately $280 million and $311 million, respectively, under the program recorded in Treasury stock.
Note 11 — Earnings Per Share
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Net income/(loss) attributable to Caesars	$110	$(433)	$105	$(2,372)
Dilutive effect of CEC Convertible Notes, net of tax	9	—	—	—
Adjusted net income/(loss) attributable to Caesars	$119	$(433)	$105	$(2,372)

Weighted-average common shares outstanding - basic	681	149	692	148
Dilutive potential common shares: Stock-based compensation awards	4	—	5	—
Dilutive potential common shares: CEC Convertible Notes	150	—	—	—
Weighted-average common shares outstanding - diluted	835	149	697	148

Basic earnings/(loss) per share	$0.16	$(2.90)	$0.15	$(15.97)
Diluted earnings/(loss) per share	$0.14	$(2.90)	$0.15	$(15.97)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Stock-based compensation awards	1	16	1	19
CEC Convertible Notes	—	—	150	—
Total anti-dilutive common stock	1	16	151	19

Note 12 — Revenue Recognition
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
____________________

(1)
The conditions that were considered prohibited forms of continuing involvement related to our sale of the Golf Course Properties (see Note 8) are no longer considered continuing involvement under the new revenue recognition standard. As of result of adopting the new standard on a full retrospective basis, we are now reflecting this transaction as a completed sale in the period in which it occurred.

(2)	Adjustments are primarily related to the reclassification of assets and liabilities in accordance with the new accounting and disclosure requirements.
Effect of Adopting New Revenue Recognition Standard - Statements of Operations

	Three Months Ended September 30, 2017
	Prior to Adoption				Post Adoption
(In millions)	CEC	CAC	Eliminations	Total	Total
Net revenues	$986	$—	$—	$986	$993
Total operating expenses	900	5	—	905	909
Income/(loss) from operations	86	(5)	—	81	84
Net income/(loss)	(460)	5	14	(441)	(439)

	Nine Months Ended September 30, 2017
	Prior to Adoption				Post Adoption
(In millions)	CEC	CAC	Eliminations	Total	Total
Net revenues	$2,951	$—	$—	$2,951	$2,967
Total operating expenses	2,550	22	—	2,572	2,584
Income/(loss) from operations	401	(22)	—	379	383
Net income/(loss)	(2,410)	4	23	(2,383)	(2,379)

Disaggregation of Revenue by Segment

	Three Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$249	$789	$64	$—	$1,102
Food and beverage	244	158	6	—	408
Rooms	271	124	—	—	395
Management fees	—	(2)	18	—	16
Reimbursed management costs	—	1	50	—	51
Entertainment and other	106	52	12	(2)	168
Total contract revenues	870	1,122	150	(2)	2,140
Other	40	3	2	—	45
Net revenues	$910	$1,125	$152	$(2)	$2,185

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$203	$171	$15	$—	$389
Food and beverage	156	50	—	—	206
Rooms	206	47	—	—	253
Entertainment and other	77	13	7	(1)	96
Total contract revenues	642	281	22	(1)	944
Other	45	3	1	—	49
Net revenues	$687	$284	$23	$(1)	$993

	Nine Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$817	$2,143	$187	$—	$3,147
Food and beverage	731	431	20	—	1,182
Rooms	833	315	2	—	1,150
Management fees	—	—	49	(3)	46
Reimbursed management costs	—	2	149	—	151
Entertainment and other	312	134	35	(4)	477
Total contract revenues	2,693	3,025	442	(7)	6,153
Other	111	8	4	—	123
Net revenues	$2,804	$3,033	$446	$(7)	$6,276

	Nine Months Ended September 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Eliminations	Total
Casino	$605	$556	$38	$—	$1,199
Food and beverage	474	143	—	—	617
Rooms	622	120	—	—	742
Entertainment and other	210	43	16	(2)	267
Total contract revenues	1,911	862	54	(2)	2,825
Other	131	8	3	—	142
Net revenues	$2,042	$870	$57	$(2)	$2,967

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
Retail Value of Complimentaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Food and beverage	$146	$70	$438	$209
Rooms	133	68	359	194
Other	16	7	46	22
	$295	$145	$843	$425

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
Receivables

(In millions)	September 30, 2018	December 31, 2017
Casino	$181	$173
Food and beverage and rooms	78	59
Entertainment and other	80	79
Contract receivables, net	339	311
Other	133	183
Receivables, net	$472	$494

Allowance for Doubtful Accounts

(In millions)	Contracts	Other	Total
Balance as of December 31, 2017	$44	$7	$51
Provision for doubtful accounts	9	(2)	7
Write-offs less recoveries	(12)	(2)	(14)
Balance as of September 30, 2018	$41	$3	$44

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contract Liabilities

(In millions)	Total Rewards	Customer Advances	Total
Beginning balance as of June 30, 2018	$68	$84	$152
Amount recognized during the period (1)	(34)	(126)	(160)
Amount accrued during the period	38	130	168
Ending balance as of September 30, 2018 (2)	$72	$88	$160

____________________

(1)	Includes $5 million for Total Rewards and $5 million for Customer Advances recognized from the June 30, 2018 Contract liability balances.

(2)	$6 million included within Deferred credits and other liabilities.

(In millions)	Total Rewards	Customer Advances	Total
Beginning balance as of December 31, 2017 (1)	$62	$69	$131
Amount recognized during the period (2)	(97)	(409)	(506)
Amount accrued during the period	107	428	535
Ending balance as of September 30, 2018 (3)	$72	$88	$160

____________________

(1)	$2 million included within Deferred credits and other liabilities.

(2)	Includes $29 million for Total Rewards and $64 million for Customer Advances recognized from the December 31, 2017 Contract liability balances.

(3)	$6 million included within Deferred credits and other liabilities.
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
Note 13 — Stock-Based Compensation
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
Composition of Stock-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Corporate expense	$13	$7	$41	$23
Property, general, administrative, and other	4	1	14	3
Total stock-based compensation expense	$17	$8	$55	$26

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Outstanding at End of Period

	September 30, 2018		December 31, 2017
	Quantity (1)	Wtd Avg (2)	Quantity	Wtd Avg (2)
Stock options (3)	8,642,179	$10.48	9,227,890	$10.36
Restricted stock units (4)	16,964,640	11.72	17,274,659	11.22
Performance stock units (5)	1,535,385	10.25	—	—
____________________

(1)
During the nine months ended September 30, 2018, 4.1 million RSUs were issued under the 2017 Performance Incentive Plan. There were no grants of stock options during the nine months ended September 30, 2018.

(2)	Represents weighted average exercise price for stock options, weighted average grant date fair value for RSUs, and the price of CEC common stock as of the balance sheet date for PSUs.

(3)	During the nine months ended September 30, 2018, 526,174 stock options were exercised.

(4)	During the nine months ended September 30, 2018, 3,684,153 restricted stock units vested.

(5)	No PSUs have vested during the nine months ended September 30, 2018.
Note 14 — Income Taxes
Caesars’ provision for income taxes during the interim reporting period for the three and nine months ended September 30, 2018 has been calculated by applying an estimate of the annual effective tax rate (“AETR”) for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 Income Taxes, Interim Reporting, to calculate taxes for the three and nine months ended September 30, 2017. We determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2017.
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
As of September 30, 2018, the Company has not completed the accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and accrued a provisional income tax benefit of approximately $1.2 billion which was recorded in the period ended December 31, 2017. The amount of the estimated income tax benefit is (i) $797 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $442 million related to the net deferred tax benefit of deferred tax assets which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. During the three months ended September 30, 2018, no changes in this estimate were made. However, during the three months ended June 30, 2018, the Company revised its estimate of the effects on the existing deferred tax balances as of December 31, 2017, and accrued an additional provisional income tax benefit of $82 million. The total amount of the revised estimated income tax benefit is (i) $710 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $569 million related to the net deferred tax benefit of deferred tax assets, which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (iii) $42 million relating to the net deferred tax benefit of state deferred tax assets, which are now realizable due to the changing rules related to interest expense disallowance for those states which conform to the Tax Act.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Loss before income taxes	$—	$(484)	$(28)	$(2,345)
Income tax benefit/(provision)	$111	$45	$134	$(34)
Effective tax rate	*	9.3%	478.6%	(1.4)%

____________________

*	Not meaningful.
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
The income tax benefit for the three months ended September 30, 2018 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the deferred tax benefit from the partial release of the federal valuation allowance upon the acquisition of Centaur offset by the deferred tax expense from New Jersey tax reform, losses not tax benefitted, and nondeductible expenses. The effective tax rate related to the loss before income taxes for the three months ended September 30, 2017 differed from the expected federal tax rate of 35% primarily due to losses not tax benefitted, including accrued restructuring and support expenses, and state deferred tax expense.
The effective tax rate related to the loss before income taxes for the nine months ended September 30, 2018 differed from the expected federal tax rate of 21% primarily due the deferred tax benefit from the partial release of the federal valuation allowance upon the acquisition of Centaur and from revisions to the estimated deferred tax balances as of December 31, 2017 as a result of the Tax Act offset by losses not tax benefitted and nondeductible expenses. The effective tax rate related to the loss before income taxes for the nine months ended September 30, 2017 differed from the expected federal tax rate of 35% primarily due to losses not tax benefitted, including accrued restructuring and support expenses, and state deferred tax expense. Effective January 1, 2017, CEC elected to no longer treat Caesars Entertainment Resort Properties, LLC (“CERP”) as a corporation for income tax purposes, which resulted in additional state deferred tax expense due to additional state filing requirements for CEC.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the IRS on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 15 — Related Party Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Transactions with Sponsors and their affiliates
Expenses paid to Sponsors’ portfolio companies	$9	$1	$18	$2
Transactions with Horseshoe Baltimore
Management fees	2	1	7	1
Reimbursements and allocated expenses	1	4	4	4
Transactions with CEOC
Shared services allocated expenses to CEOC	—	108	—	312
Shared services allocated expenses from CEOC	—	25	—	71
Management fees incurred	—	11	—	33
Octavius Tower lease revenue	—	8	—	26
Other expenses incurred	—	3	—	9

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
Transactions with CEOC
Upon CEOC’s filing for reorganization under Chapter 11 of the Bankruptcy Code and its subsequent deconsolidation, transactions with CEOC were no longer eliminated in consolidation and were considered related party transactions for Caesars. A summary of these transactions is provided in the table above. However, subsequent to CEOC’s emergence from bankruptcy on the Effective Date, CEOC’s successor, CEOC LLC, became a wholly owned subsidiary of CEC, and therefore will no longer be treated as a related party going forward. The following activities, to the extent that they continued subsequent to the Effective Date, are eliminated in consolidation from that point forward.
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
Octavius Tower Lease Agreement
Under the Octavius Tower lease agreement, CEOC LLC leased the Octavius Tower for $35 million annually from CRC. On July 11, 2018, the real estate assets of the Octavius Tower were sold by the Company to VICI and CEOC LLC leases the Octavius Tower under the current terms of the long-term lease agreement with VICI relating to Caesars Palace.
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
Employee Benefit Plans
CEC maintains a defined contribution savings and retirement plan in which eligible employees of specified CEC subsidiaries may participate. The plan provides for, among other things, pre-tax, Roth and after-tax contributions by employees. The plan also provides for employer matching contributions. Under the plan, participating employees may elect to contribute a percentage of their eligible earnings (subject to certain IRS and plan limits). In addition, employees subject to certain collective bargaining agreements receive benefits through the multi-employer retirement plans sponsored by the organization in which they are a member. The expenses related to contributions for a participant in the CEC plan or a multi-employer plan are allocated to the properties at which the participant is employed.
Total Rewards Loyalty Program
Until the Effective Date, the total estimated cost for Total Rewards was accrued by CEOC; on the Effective Date, administration of Total Rewards is managed by CEC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities.
As of September 30, 2018 and December 31, 2017, Due from affiliates, net was $4 million and $11 million, respectively, and represented transactions with Horseshoe Baltimore.
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
“All Other” includes managed, international and other properties as well as parent and other adjustments to reconcile to consolidated Caesars results.
Condensed Statements of Operations - By Segment

	Three Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$910	$1,125	$152	$(2)	$2,185
Depreciation and amortization	149	129	17	—	295
Income/(loss) from operations	141	172	(81)	—	232
Interest expense	(87)	(137)	(117)	—	(341)
Restructuring and support expenses and other (1)	4	—	105	—	109
Income tax benefit (2)	—	—	111	—	111

	Three Months Ended September 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$687	$284	$23	$(1)	$993
Depreciation and amortization	124	24	2	—	150
Income/(loss) from operations	107	47	(70)	—	84
Interest expense	—	(3)	(117)	—	(120)
Restructuring and support expenses and other (1)	—	20	(468)	—	(448)
Income tax benefit (2)	—	—	45	—	45

	Nine Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$2,804	$3,033	$446	$(7)	$6,276
Depreciation and amortization	423	371	49	—	843
Income/(loss) from operations	535	389	(285)	—	639
Interest expense	(245)	(414)	(346)	—	(1,005)
Restructuring and support expenses and other (1)	4	2	332	—	338
Income tax benefit (2)	—	—	134	—	134

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net revenues	$2,042	$870	$57	$(2)	$2,967
Depreciation and amortization	277	66	5	—	348
Income/(loss) from operations	415	123	(155)	—	383
Interest expense	(8)	(17)	(384)	—	(409)
Restructuring and support expenses and other (1)	(3)	20	(2,336)	—	(2,319)
Income tax provision (2)	—	—	(34)	—	(34)

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

	Three Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income attributable to Caesars	$58	$35	$17	$—	$110
Net income attributable to noncontrolling interests	—	—	1	—	1
Income tax benefit (1)	—	—	(111)	—	(111)
Restructuring and support expenses and other (2)	(4)	—	(105)	—	(109)
Interest expense	87	137	117	—	341
Depreciation and amortization	149	129	17	—	295
Other operating costs (3)	13	6	11	(1)	29
Stock-based compensation expense	2	2	13	—	17
Other items (4)	2	1	23	1	27
Adjusted EBITDA	$307	$310	$(17)	$—	$600

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$107	$70	$(610)	$—	$(433)
Net loss attributable to noncontrolling interests	—	(6)	—	—	(6)
Income tax benefit (1)	—	—	(45)	—	(45)
Restructuring and support expenses and other (2)	—	(20)	468	—	448
Interest expense	—	3	117	—	120
Depreciation and amortization	124	24	2	—	150
Other operating costs (3)	2	1	33	—	36
Stock-based compensation expense	1	—	7	—	8
Other items (4)	1	2	23	—	26
Adjusted EBITDA	$235	$74	$(5)	$—	$304

	Nine Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$294	$(24)	$(165)	$—	$105
Net income attributable to noncontrolling interests	—	1	—	—	1
Income tax benefit (1)	—	—	(134)	—	(134)
Restructuring and support expenses and other (2)	(4)	(2)	(332)	—	(338)
Interest expense	245	414	346	—	1,005
Depreciation and amortization	423	371	49	—	843
Other operating costs (3)	42	13	73	—	128
Stock-based compensation expense	6	7	42	—	55
Other items (4)	5	4	67	—	76
Adjusted EBITDA	$1,011	$784	$(54)	$—	$1,741

	Nine Months Ended September 30, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$404	$133	$(2,909)	$—	$(2,372)
Net loss attributable to noncontrolling interests	—	(7)	—	—	(7)
Income tax provision (1)	—	—	34	—	34
Restructuring and support expenses and other (2)	3	(20)	2,336	—	2,319
Interest expense	8	17	384	—	409
Depreciation and amortization	277	66	5	—	348
Other operating costs (3)	17	3	33	—	53
Stock-based compensation expense	2	1	23	—	26
Other items (4)	5	4	50	—	59
Adjusted EBITDA	$716	$197	$(44)	$—	$869
____________________

(1)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Balance Sheets - By Segment

	September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,990	$8,633	$6,342	$(2,999)	$25,966
Total liabilities	5,856	5,082	11,720	141	22,799

	December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$14,145	$6,865	$7,458	$(3,032)	$25,436
Total liabilities	5,239	5,012	11,780	108	22,139

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Exhibit 99.1 included in our Current Report on Form 8-K filed on June 1, 2018 presenting the Company’s financial statements and financial information in certain sections of our Form 10-K recast on a basis consistent with the new revenue recognition standard discussed in Note 12 (collectively, the “2017 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2017 Annual Report.
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
Acquisition of Centaur Holdings, LLC
On July 16, 2018, we completed the acquisition of Centaur Holdings, LLC (“Centaur”). Centaur operated Hoosier Park Racing & Casino in Anderson, Indiana, and Indiana Grand Racing & Casino in Shelbyville, Indiana. See Note 4 for additional information.
Sale of Octavius Tower at Caesars Palace
On July 11, 2018, we sold Octavius Tower at Caesars Palace (“Octavius Tower”) to VICI for $508 million in cash. Proceeds from the transaction supported the closing of CEC’s acquisition of Centaur. We continue to operate the Octavius Tower under the current terms of the long-term lease agreement with VICI relating to Caesars Palace. See Note 1 for additional information.
Adoption of New Revenue Recognition Standard
On January 1, 2018, we adopted the new accounting standard Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and all related amendments using the full retrospective method and have recast revenue and expenses for all prior periods presented. See Note 12 for additional information.

Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the three and nine months ended September 30, 2018, we repurchased approximately 28 million shares and 31 million shares, respectively, for approximately $280 million and $311 million, respectively, under the program recorded in Treasury stock.
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
CEOC LLC Operating Results

(In millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Casino	$670	$2,030
Food and beverage	201	586
Rooms	156	428
Other revenue	74	179
Management fees	15	43
Reimbursed management costs	51	151
Net revenues	$1,167	$3,417

Income from operations	$104	$261
Interest expense	(222)	(652)
Restructuring and support expenses and other	14	34
Net loss	(104)	(357)
Net loss attributable to Caesars	(104)	(359)
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

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In millions)	Depreciation Expense	Interest Expense	Rental Payments	Depreciation Expense	Interest Expense	Rental Payments
Harrah’s Las Vegas lease	$3	$19	$14	$11	$58	$58
CEOC LLC leases	122	203	115	364	596	434
Total	$125	$222	$129	$375	$654	$492

Horseshoe Baltimore Deconsolidation
As previously disclosed in our 2017 Annual Report, as of August 31, 2017, Horseshoe Baltimore was deconsolidated and accounted for as an equity method investment subsequent to the deconsolidation.
Horseshoe Baltimore Operating Results

(In millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Casino	$42	$168
Food and beverage	3	13
Other revenue	2	7
Management fees	(1)	(3)
Net revenues	$46	$185

Income from operations	$6	$17
Interest expense	(3)	(18)
Loss on extinguishment of debt	(12)	(12)
Net loss	(9)	(13)
Net loss attributable to Caesars	(3)	(6)
Recently Issued Accounting Standards
See Note 3 for discussions of the adoption and potential effects of recently issued accounting standards.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2017 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2018.
Discussion of Operating Results

Analysis of Key Drivers of Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of performance.
Consolidated Operating Results

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Net revenues	$2,185	$993	$1,192	120.0%	$6,276	$2,967	$3,309	111.5%
Income from operations	232	84	148	176.2%	639	383	256	66.8%
Interest expense	(341)	(120)	(221)	(184.2)%	(1,005)	(409)	(596)	(145.7)%
Restructuring and support expenses and other	109	(448)	557	*	338	(2,319)	2,657	*
Net income/(loss)	111	(439)	550	*	106	(2,379)	2,485	*
Net income/(loss) attributable to Caesars	110	(433)	543	*	105	(2,372)	2,477	*
Adjusted EBITDA (1)	600	304	296	97.4%	1,741	869	872	100.3%
Operating margin (2)	10.6%	8.5%	—	2.1 pts	10.2%	12.9%	—	(2.7) pts
____________________

*	Not meaningful.

(1)	See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this MD&A for a reconciliation of Adjusted EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

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
Net Revenues - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Casino	$1,102	$389	$713	183.3%	$3,147	$1,199	$1,948	162.5%
Food and beverage	408	206	202	98.1%	1,182	617	565	91.6%
Rooms	395	253	142	56.1%	1,150	742	408	55.0%
Other revenue	213	145	68	46.9%	600	409	191	46.7%
Management fees	16	—	16	*	46	—	46	*
Reimbursed management costs	51	—	51	*	151	—	151	*
Net revenues	$2,185	$993	$1,192	120.0%	$6,276	$2,967	$3,309	111.5%
Net Revenues - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Las Vegas	$910	$687	$223	32.5%	$2,804	$2,042	$762	37.3%
Other U.S.	1,125	284	841	*	3,033	870	2,163	*
All Other	150	22	128	*	439	55	384	*
Net revenues	$2,185	$993	$1,192	120.0%	$6,276	$2,967	$3,309	111.5%
____________________

*	Not meaningful.

Cash ADR (1)
Three Months Ended September 30, 2018 versus 2017	Nine Months Ended September 30, 2018 versus 2017
____________________

(1)
Cash average daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied. 2017 excludes CEOC’s results prior to the Effective Date but includes Horseshoe Baltimore’s results through the deconsolidation date; 2018 includes CEOC LLC’s results but excludes Horseshoe Baltimore’s results.

Three Months Ended September 30, 2018 vs. 2017
Net revenue increased $1.2 billion, or 120.0%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $1.2 billion to net revenues, partially offset by a decrease of $46 million in net revenue due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, net revenues increased $71 million primarily due to the following:

•
Casino revenues increased $85 million in 2018 compared with 2017 primarily due to the acquisition of Centaur, which contributed $97 million in the Other U.S. region. This was partially offset by a decrease in gaming volume and unfavorable hold in the Las Vegas region.

•
This increase was offset by a decrease in Rooms revenues of $14 million in 2018 compared with 2017 primarily due to weaker demand in the leisure segment from a citywide lack of events and conventions in the quarter in the Las Vegas region.

Nine Months Ended September 30, 2018 vs. 2017
Net revenue increased $3.3 billion, or 111.5%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $3.4 billion to net revenues, partially offset by a decrease of $185 million in net revenue due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, net revenues increased $77 million primarily due to the following:

•
Casino revenues increased $86 million in 2018 compared with 2017 primarily due to the acquisition of Centaur, which contributed $97 million in the Other U.S. region. This was partially offset by a decrease in gaming volume and unfavorable hold in the Las Vegas region.

•
Other revenues increased $19 million in 2018 compared with 2017 primarily due to revenue from valet and self-parking fees that were fully implemented in Las Vegas in 2017 and increases in retail revenues at certain Las Vegas properties.

•
This increase was offset by a decrease in Rooms revenues by $20 million in 2018 compared with 2017 primarily due to a convention and other citywide events that took place in Las Vegas in 2017 that did not reoccur in 2018. Food and beverage revenues also decreased by $8 million in 2018 compared with 2017 primarily in the Las Vegas region including a decrease in non-recurring banquet revenues in the first half of 2017.

Analysis of Key Drivers of Income from Operations Performance
Income from Operations by Category - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Net revenues	$2,185	$993	$1,192	120.0%	$6,276	$2,967	$3,309	111.5%
Operating expenses
Casino	625	210	(415)	(197.6)%	1,756	659	(1,097)	(166.5)%
Food and beverage	284	143	(141)	(98.6)%	823	426	(397)	(93.2)%
Rooms	123	83	(40)	(48.2)%	359	245	(114)	(46.5)%
Property, general, administrative, and other	467	247	(220)	(89.1)%	1,340	724	(616)	(85.1)%
Reimbursable management costs	51	—	(51)	*	151	—	(151)	*
Depreciation and amortization	295	150	(145)	(96.7)%	843	348	(495)	(142.2)%
Corporate expense	79	40	(39)	(97.5)%	237	129	(108)	(83.7)%
Other operating costs	29	36	7	19.4%	128	53	(75)	(141.5)%
Total operating expenses	1,953	909	(1,044)	(114.9)%	5,637	2,584	(3,053)	(118.2)%
Income from operations	$232	$84	$148	176.2%	$639	$383	$256	66.8%

Income from Operations - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Las Vegas	$141	$107	$34	31.8%	$535	$415	$120	28.9%
Other U.S.	172	47	125	*	389	123	266	*
All Other	(81)	(70)	(11)	(15.7)%	(285)	(155)	(130)	(83.9)%
Income from operations	$232	$84	$148	176.2%	$639	$383	$256	66.8%
____________________

*	Not meaningful.
Three Months Ended September 30, 2018 vs. 2017
Income from operations increased $148 million, or 176.2%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $104 million to income from operations, partially offset by a decrease of $6 million in income from operations due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, income from operations increased $50 million primarily due to the following:

•	Net revenues increased $71 million in 2018 compared with 2017 as explained above.

•
This increase was offset by an increase in operating expenses of $21 million in 2018 compared with 2017 primarily due to the acquisition of Centaur which contributed $83 million to the increase. In addition to the effect of Centaur, operating expenses decreased due to (i) a decrease of $33 million in Depreciation and amortization primarily as a result of lower accelerated depreciation in 2018 compared with 2017 due to the removal and replacement of certain assets in connection with ongoing property renovation projects and (ii) other decreases of $29 million primarily due to exit fees of $26 million for amounts payable to NV Energy in 2017.

Nine Months Ended September 30, 2018 vs. 2017
Income from operations increased $256 million, or 66.8%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $261 million to income from operations, partially offset by a decrease of $17 million in income from operations due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, income from operations increased $12 million primarily due to the following:

•	Net revenues increased $77 million in 2018 compared with 2017 as explained above.

•
This increase was offset by an increase in operating expenses of $65 million in 2018 compared with 2017 primarily due to the acquisition of Centaur which contributed $83 million to the increase. In addition to the effect of Centaur operating expenses decreased due to:

◦	A decrease of $43 million in direct expenses primarily due to operating efficiencies driven by lower marketing and labor costs.

◦
A decrease of $20 million in Depreciation and amortization primarily as a result of lower accelerated depreciation in 2018 compared with 2017 due to the removal and replacement of certain assets in connection with ongoing property renovation projects.

◦
These decreases were partially offset by an increase of $44 million in Other operating costs primarily due to $20 million related to lease termination costs, a $9 million loss on asset sales in 2018 and $6 million in acquisition costs for Centaur. In addition, during the first quarter of 2017, CEC benefitted from the reimbursement of $19 million for amounts related to the Korea joint venture development that were previously written off. These were partially offset by a decrease in legal fees of $8 million in 2018 compared with 2017.

Other Factors Affecting Net Income/(Loss)
Other Factors Affecting Net Income/(Loss) - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Interest expense	$(341)	$(120)	$(221)	(184.2)%	$(1,005)	$(409)	$(596)	(145.7)%
Restructuring and support expenses and other	109	(448)	557	*	338	(2,319)	2,657	*
Income tax benefit/(provision)	111	45	66	146.7%	134	(34)	168	*
____________________

*	Not meaningful.
Interest Expense
Interest expense increased $221 million, or 184.2%, for the three months ended September 30, 2018 compared with the same period in 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date. CEOC LLC contributed $222 million to the increase in interest expense as a result of (i) $203 million recognized as interest expense related to CEOC LLC’s lease agreements with VICI that are accounted for as failed sale-leaseback financing obligations, (ii) $16 million in interest expense recognized for the CEOC LLC Term Loan, and (iii) $3 million recognized as interest expense related to the Golf Course Use Agreements (as defined and further described in Note 8). The increase was partially offset by a $3 million decrease in interest expense related to the Horseshoe Baltimore debt resulting from the deconsolidation of Horseshoe Baltimore in August 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, interest expense increased by $2 million primarily due to the following:

•
A $19 million increase recognized as interest expense related to the Harrah’s Las Vegas lease agreement with VICI, which is accounted for as a failed sale-leaseback financing obligation and $12 million in interest expense recognized for the CEC Convertible Notes (as defined and further described in Note 7), which were not outstanding in the third quarter of 2017.

•	These increases were partially offset by a $29 million decrease in interest expense resulting from lower interest rates due to the refinancing of debt as well as repayment of loans in 2017.
Interest expense increased $596 million, or 145.7%, for the nine months ended September 30, 2018 compared with the same period in 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date. CEOC LLC contributed $652 million to the increase in interest expense as a result of (i) $596 million recognized as interest expense related to CEOC LLC’s lease agreements with VICI that are accounted for as failed sale-leaseback financing obligations, (ii) $48 million in interest expense recognized for the CEOC LLC Term Loan, and (iii) $8 million recognized as interest expense related to the Golf Course Use Agreements. The increase was partially offset by an $18 million decrease in interest expense related to the Horseshoe Baltimore debt resulting from the deconsolidation of Horseshoe Baltimore in August 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, interest expense decreased by $38 million primarily due to the following:

•	A $136 million decrease in interest expense resulting from lower interest rates due to the refinancing of debt as well as repayment of loans in 2017.

•
This decrease was partially offset by $58 million recognized as interest expense related to the Harrah’s Las Vegas lease agreement with VICI, which is accounted for as a failed sale-leaseback financing obligation, and $40 million in interest expense recognized for the CEC Convertible Notes, which were not outstanding in the nine months ended September 30, 2017.

Restructuring and Support Expenses and Other
As described in our 2017 Annual Report, we recognized certain obligations that that were ultimately settled upon CEOC’s emergence from bankruptcy on the Effective Date. As a result, during the three and nine months ended September 30, 2017, we incurred expenses associated with the CEOC restructuring totaling approximately $448 million and $2,319 million, respectively. A portion of the obligations we recognized during the three and nine months ended September 30, 2017 reflected our estimates of the fair value of the consideration CEC agreed to provide in exchange for the resolution of litigation claims and potential claims against CEC and its affiliates.

For the three and nine months ended September 30, 2018, other income primarily relates to a benefit of $97 million and $282 million, respectively, due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a benefit of $1 million and $10 million, respectively, due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims. For both the three and nine months ended September 30, 2018, we also recorded a gain of $10 million and $20 million, respectively, for claims that were expunged (see Note 7 for further details) and we recorded dividend and interest income of $5 million and $20 million, respectively.
Income Tax Benefit/(Provision)
For the three months ended September 30, 2018 and 2017, the income tax benefit/(provision) was a benefit of $111 million and $45 million, respectively. For the nine months ended September 30, 2018 and 2017, the income tax benefit/(provision) was a benefit of $134 million and a provision of $34 million, respectively. See Note 14 for a detailed discussion of income taxes and the effective tax rates.
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
Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income/(loss) attributable to Caesars	$110	$(433)	$105	$(2,372)
Net income/(loss) attributable to noncontrolling interests	1	(6)	1	(7)
Income tax (benefit)/provision	(111)	(45)	(134)	34
Restructuring and support expenses and other (1)	(109)	448	(338)	2,319
Interest expense	341	120	1,005	409
Depreciation and amortization	295	150	843	348
Other operating costs (2)	29	36	128	53
Stock-based compensation expense	17	8	55	26
Other items (3)	27	26	76	59
Adjusted EBITDA	$600	$304	$1,741	$869
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

Segment Adjusted EBITDA (1)

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Las Vegas	$307	$235	$72	30.6%	$1,011	$716	$295	41.2%
Other U.S.	310	74	236	*	784	197	587	*
All Other	(17)	(5)	(12)	*	(54)	(44)	(10)	(22.7)%
Adjusted EBITDA	$600	$304	$296	97.4%	$1,741	$869	$872	100.3%
____________________

*	Not meaningful.

(1)	See reconciliation of Net income/(loss) attributable to Caesars to Adjusted EBITDA by segment in Note 16.
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
Cash and cash equivalents as of September 30, 2018, as shown in the table below, includes amounts held by CRC and CEOC LLC, which are not readily available to CEC and includes $138 million related to its insurance captives.
Summary of Cash and Revolver Capacity

	September 30, 2018
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$500	$370	$693	$1,563
Revolver capacity	1,000	200	—	1,200
Revolver capacity drawn or committed to letters of credit	(136)	(50)	—	(186)
Total	$1,364	$520	$693	$2,577
During the nine months ended September 30, 2018, our operating activities yielded consolidated operating cash inflows of $692 million, which is an increase of $429 million, or 163.1%, from the nine months ended September 30, 2017 primarily due to operating cash inflows from CEOC LLC in 2018. We believe that our cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations and our total estimated financing activities during the next 12 months. However, if needed, our existing cash and cash equivalents and availability under our revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments.
During the nine months ended September 30, 2018, we paid $782 million in interest, which includes $294 million of interest associated with our debt and $488 million of interest related to our financing obligations and the Golf Course Use Agreement. Our capital expenditures were $342 million during the nine months ended September 30, 2018 in support of our ongoing property renovations, see Capital Spending and Development section below.
On July 16, 2018, we completed our acquisition of Centaur for $1.7 billion, including $1.6 billion at closing and $75 million in deferred consideration. The funding for this acquisition was primarily from $1.1 billion in cash proceeds received from the sale of the real estate assets of Harrah’s Las Vegas to VICI in December 2017, approximately $500 million in cash proceeds received from the sale of the Octavius Tower to VICI in July 2018, and the use of $200 million of our revolving credit facility. See Note 4 for additional information.
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the three and nine months ended September 30, 2018, we repurchased approximately 28 million shares and 31 million shares, respectively, for approximately $280 million and $311 million, respectively, under the program recorded in Treasury stock.
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
Debt and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $9.1 billion in face value of debt outstanding as of September 30, 2018. Additionally, as a result of the reorganization pursuant to the Plan, VICI owns certain real property assets and related fixtures and leases those assets back to us. We account for our leases with VICI as failed sale-leaseback financing obligations. As of September 30, 2018, financing obligations recognized on our Balance Sheet was $10.0 billion. As a result, a significant portion of our liquidity needs are for debt service, including significant interest payments, and these financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $166 million for the remainder of 2018 and $12.1 billion thereafter to maturity and our estimated financing obligations are $190 million for the remainder of 2018 and $40.5 billion thereafter to maturity.
Financing Activities as of September 30, 2018

	Remaining	Years Ended December 31,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Annual maturities of long-term debt	$16	$164	$64	$64	$64	$8,718	$9,090
Estimated interest payments	150	490	490	490	480	1,030	3,130
Total debt service payments (1)	166	654	554	554	544	9,748	12,220
Financing obligations - principal	3	15	18	20	22	8,325	8,403
Financing obligations - interest	187	750	751	754	758	29,047	32,247
Total financing obligation payments (2)	190	765	769	774	780	37,372	40,650
Total financing activities	$356	$1,419	$1,323	$1,328	$1,324	$47,120	$52,870
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking London Interbank Offered Rate curve and include the estimated impact of the ten interest rate swap agreements (see Note 7). Actual payments may differ from these estimates.

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
As described in Note 2 to our financial statements, we are party to a joint venture referred to as the Korea JV that we consolidate into our financial statements. The purpose of the Korea JV is to develop, acquire, own and operate a resort casino in Incheon, South Korea. To finance construction of the project, we intend to incur debt in the amount of $575 million to $675 million to supplement the equity capital being contributed by us and our joint venture partner. This debt will, when incurred, be included on our Balance Sheets, but will have no associated net income impact until the project is completed.
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
Summary of Consolidated Capital Expenditures

	Nine Months Ended September 30,		Increase/ (Decrease)
(In millions)	2018	2017
Renovation/refurbishment	$225	$206	$19
Development	46	—	46
Other	71	39	32
Total capital expenditures	$342	$245	$97

Included in capital expenditures:
Capitalized payroll costs	$7	$4
Capitalized interest	5	4
For the nine months ended September 30, 2018, capital expenditures were primarily related to hotel renovation projects at Flamingo Las Vegas, Bally’s Las Vegas, Harrah’s Atlantic City, and Paris Las Vegas, construction of the Fly LINQ Zipline, and the development of a casino resort project in Incheon, South Korea and a new convention center in Las Vegas (“CAESARS FORUM”).
Our projected capital expenditures for 2018 range from $750 million to $825 million. We expect to fund these capital expenditures from cash flows generated by our operating activities and established debt programs. Our projected capital expenditures for 2018 include estimates for:

•	Hotel remodeling projects at Bally’s Las Vegas, Flamingo Las Vegas, Paris Las Vegas, Harrah’s Atlantic City, and Horseshoe South Indiana;

•	Development of CAESARS FORUM;

•	Development of a casino resort project in Incheon, South Korea through a joint venture (see Note 2);

•	Integration and maintenance costs associated with the Centaur acquisition; and

•	Information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
Our planned development projects, if they proceed, will require significant capital commitments, individually and in the aggregate, and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.
There are various risks and uncertainties and the expected capital expenditures set forth above may change for various reasons, including our financial performance and market conditions.
Related Party Transactions
For a description of the nature and extent of related party transactions, see Note 15.
Contractual Obligations and Commitments
Material changes to our aggregate indebtedness, if any, are described in Note 9.

Except as described in Note 8, as of September 30, 2018, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2017 Annual Report.

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

•
development of our announced convention center in Las Vegas, CAESARS FORUM, and certain of our other announced projects are subject to risks associated with new construction projects, including those described below;

•
we may not be able to realize the anticipated benefits of our acquisition of Centaur, including anticipated benefits from introducing table games to the acquired properties, which is subject to approvals and may not occur;

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

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and hotel sales;

•
changes in the extensive governmental regulations to which we are subject and (i) changes in laws, including increased tax rates, smoking bans, regulations, or accounting standards; (ii) third-party relations; and (iii) approvals, decisions, disciplines and fines of courts, regulators, and governmental bodies;

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

•
acts of war or terrorist incidents (including the impact of the recent mass shooting in Las Vegas on tourism), severe weather conditions, uprisings, or natural disasters, including losses therefrom, losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain facilities of ours;

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
During the nine months ended September 30, 2018, we entered into six interest rate swap agreements to fix the interest rate on $2.0 billion of variable rate debt. Of our $9.1 billion face value of debt, as of September 30, 2018, we have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt, and $3.3 billion of debt remains subject to variable interest rates for the term of the agreement. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We do not purchase or hold any derivative financial instruments for trading purposes. See Note 7 for additional information.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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
There have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are a defendant in various lawsuits or other legal proceedings relating to matters incidental to our business. Some of these matters involve commercial or contractual disputes, intellectual property claims, legal compliance, personal injury claims, and employment claims. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations. See Note 8.

Item 1A.	Risk Factors
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the three and nine months ended September 30, 2018, we repurchased approximately 28 million shares and 31 million shares, respectively, for approximately $280 million and $311 million, respectively, under the program recorded in Treasury stock.
The following table presents information relating to the shares of our common stock repurchased during the three months ended September 30, 2018:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
July 1 to July 31, 2018	2,324,248	$11.23	2,324,248	$443
August 1 to August 31, 2018	25,674,273	9.89	25,674,273	439
September 1 to September 30, 2018	—	—	—	439
	27,998,521		27,998,521

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Employment Agreement, dated August 8, 2018, between Caesars Enterprise Services, LLC and Robert J. Morse.	—	8-K	—	10.1	8/13/2018

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X				11/1/2018

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X				11/1/2018

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X				11/1/2018

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X				11/1/2018

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

November 1, 2018	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer