Form 10-K
period 2018-12-31
CAESARS ENTERTAINMENT Corp
filed 2019-02-22
CIK 858339

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 was $7.4 billion.
As of February 19, 2019, the registrant had 670,136,264 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for our 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, provided that if the Registrant does not file such Proxy Statement on or before April 30, 2019, such information will be included in an amendment to this Form 10-K filed on or before such date.

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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income/(Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.

ITEM 1.	Business
Overview
Caesars Entertainment is a casino-entertainment and hospitality services provider with the world’s most diversified portfolio. We have established a rich history of industry-leading growth and expansion since we commenced operations in 1937. Our facilities typically include gaming offerings, food and beverage outlets, hotel and convention space, and non-gaming entertainment options. In addition to our brick and mortar assets, we operate an online gaming business that provides real money games in certain jurisdictions and offers retail sports wagering in certain jurisdictions.
CEC is primarily a holding company with no independent operations of its own. CEC operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”).
We lease certain real property assets from VICI Properties Inc. and/or its subsidiaries (collectively, “VICI”).
Significant Transactions in 2018
New Transactions with VICI
Harrah’s Philadelphia Real Estate Sale and Leaseback
On December 26, 2018, we sold all land and real property improvements used in the operation of Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) as part of a sale and leaseback transaction with VICI for $242 million. We continue to operate Harrah’s Philadelphia under the terms of a long-term lease agreement relating to certain of our other domestic properties. See Note 1 and Note 10 for additional information.
Modifications to Lease Agreements with VICI
In connection with the Octavius Tower sale discussed below and the Harrah’s Philadelphia transaction discussed above, on December 26, 2018, the Company and VICI consummated modifications to certain of our existing lease agreements for consideration of $159 million to VICI, which reduced our financing obligation. The modifications, among other things, bring certain of the lease terms into alignment with other master leases in the sector and the long-term performance of the properties and create additional flexibility to facilitate our future development strategies. See Note 1 and Note 10 for additional information.
Sale of Octavius Tower at Caesars Palace
On July 11, 2018, we sold Octavius Tower at Caesars Palace (“Octavius Tower”) to VICI for $508 million in cash. Proceeds from the transaction were used to partially fund the closing of CEC’s acquisition of Centaur Holdings, LLC (“Centaur”). We continue to operate the Octavius Tower under the current terms of the long-term lease agreement with VICI relating to Caesars Palace. See Note 1 and Note 10 for additional information.
Acquisition of Centaur Holdings, LLC
On July 16, 2018, we completed the acquisition of Centaur. Centaur operated Hoosier Park Racing & Casino in Anderson, Indiana, and Indiana Grand Racing & Casino in Shelbyville, Indiana. See Note 4 for additional information.

Other Significant Transactions and Significant Events
CEO Transition
On November 1, 2018, we announced that Mark P. Frissora, our President and Chief Executive Officer, will leave the Company. Subject to the terms of the separation agreement entered into between the Company and Mr. Frissora (as amended, the “Separation Agreement”), Mr. Frissora will continue as President and Chief Executive Officer until a termination date of April 30, 2019 (which the Company may extend by one month) for purposes of continuity of leadership as the Company searches for a successor to Mr. Frissora with the nationally recognized third-party search firm the Company has engaged for that purpose.
CEOC’s Emergence from Bankruptcy and CEC’s Merger with Caesars Acquisition Company
Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its U.S. subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization on January 15, 2015 (the “Petition Date”), at which time CEC deconsolidated CEOC. The Debtors emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). As part of its emergence from bankruptcy, CEOC reorganized into an operating company (“OpCo”) separate from its real property assets (“PropCo”). OpCo was acquired by CEC on the Effective Date and immediately merged with and into CEOC LLC. See Note 4 for additional information. CEOC LLC operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI.
On the Effective Date, Caesars Acquisition Company (“CAC”) merged with and into CEC, with CEC as the surviving company (the “CAC Merger”). See Note 4 for additional information. The CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented.
Hamlet Holdings
The members of Hamlet Holdings LLC (“Hamlet Holdings”) are comprised of affiliates of Apollo Global Management, LLC and affiliates of TPG Global, LLC. Hamlet Holdings contributed to CEC the 88 million shares of CEC common stock it owned prior to the CAC Merger, which CEC immediately canceled and retired. Hamlet Holdings controlled CEC prior to the CAC Merger. Upon completion of the CAC Merger and CEOC’s emergence from bankruptcy, due to reductions in ownership percentage of the Company starting on the Effective Date, Hamlet Holdings no longer controls CEC.
CRC Merger
CRC, a wholly owned subsidiary of CEC, was created on December 22, 2017, with the merger of Caesars Entertainment Resort Properties, LLC (“CERP”) into Caesars Growth Properties Holdings, LLC (“CGPH”).
Organizational Structure
As of December 31, 2018, through our consolidated entities, we have a total of 53 properties, three of which do not have casinos, in 14 U.S. states and five countries outside of the U.S. Our facilities have an aggregate of over 3 million square feet of gaming space and approximately 40,000 hotel rooms. Of the 50 casinos, 37 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 13 international casinos are land-based casinos, most of which are located in the United Kingdom.
We view each property as an operating segment and aggregate them into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. Within these segments, our properties are primarily categorized as Leased (where we lease real property assets from VICI), Owned-Domestic, Owned-International, and Managed. See Item 2, “Properties,” for more information about our properties.
Our All Other segment includes managed and international properties as well as other businesses, such as Caesars Interactive Entertainment (“CIE”).
Business Operations
Our consolidated business is composed of five complementary businesses that reinforce, cross-promote, and build upon each other: casino entertainment, food and beverage, rooms and hotel, casino management services, and entertainment and other business operations, including mobile sports betting. Upon CEOC’s emergence from bankruptcy on the Effective Date, the majority of its real property assets were sold to VICI and simultaneously leased back to us as part of the plan of reorganization. Additional transactions with VICI were subsequently completed to finance acquisitions, resulting in cash proceeds and corresponding financing obligations. See Note 1 and Note 10 for additional information.

Casino Entertainment Operations
Our casino entertainment operations generate revenues from approximately 39,000 slot machines and 2,700 table games, as well as other games such as keno, poker, and race and sports books, all of which comprised approximately 51% of our total net revenues in 2018. Slot revenues generate the majority of our gaming revenues, particularly in our properties located outside of Las Vegas and Atlantic City.
Food and Beverage Operations
Our food and beverage operations generate revenues from over 180 buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service, and represented approximately 19% of our total net revenues in 2018. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants and buffets.
Rooms and Hotel Operations
Rooms and hotel operations generate revenues from hotel stays at our properties in our approximately 36,000 guest rooms and suites worldwide and represented approximately 18% of our total net revenues in 2018. Our properties operate at various price and service points, allowing us to host a variety of casino guests who are visiting our properties for gaming and other casino entertainment options and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
We have engaged in large capital reinvestment projects in recent years focusing primarily on our room product across the United States, including renovating over 14,000 rooms in Las Vegas since 2015 at properties such as Caesars Palace, Planet Hollywood Resort & Casino (“Planet Hollywood”), Flamingo Las Vegas, Bally’s Las Vegas, Harrah’s Las Vegas and Paris Las Vegas. In addition, we continue to roll out self-check-in kiosks in order to help reduce customer wait times and improve labor efficiencies.
Management Services
We earn revenue from fees paid for the management of eight casinos. Managed properties represent Caesars-branded properties where Caesars Entertainment provides staffing and management services under management agreements. In 2018, we opened our first non-gaming properties, a Caesars and Caesars Palace, which are managed by us, including two beachfront luxury resorts, a beach club, and a residential tower on Meraas’ Bluewaters Island in Dubai.
Entertainment and Other Business Operations
We provide a variety of retail and entertainment offerings at our properties. We operate various entertainment venues across the United States, including the Colosseum at Caesars Palace and Zappos Theater at Planet Hollywood, both of which were ranked among the top theater venues in the United States in 2018 based on ticket sales. These award-winning theaters have hosted prominent headliners, such as Celine Dion, Jennifer Lopez, Gwen Stefani, and the Backstreet Boys.
The LINQ Promenade and our retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items. The LINQ Promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino and Flamingo Las Vegas, and it features The High Roller, a 550-foot observation wheel. On November 9, 2018, we opened Fly LINQ, the first and only zipline on the Las Vegas Strip.
On July 16, 2018, we broke ground on CAESARS FORUM, a 550,000 square-foot conference center located at the center of the Las Vegas Strip. Scheduled to officially open in 2020, CAESARS FORUM will feature 300,000 square feet of flexible meeting space, the two largest pillarless ballrooms in the world, and FORUM Plaza, the first 100,000 square-foot outdoor meeting and event space in Las Vegas.
In addition, CIE operates a regulated online real money gaming business in Nevada and New Jersey and owns the World Series of Poker (“WSOP”) tournaments and brand, and also licenses WSOP trademarks for a variety of products and businesses related to this brand.
The Company is now live with retail sports wagering across three U.S. jurisdictions, including launching in Pennsylvania in January 2019 to bring our total to four states. In September 2018, the Company also launched The Caesars Casino & Sports app for mobile sports betting which allows players in New Jersey who download the app to place bets on sporting events. They can also play over 400 casino games including slots, table games, and video poker. This product is expected to be launched in Pennsylvania in March 2019 pending regulatory approval and will launch in other states as regulatory approval is received.

The Company continues to solidify local and national partnerships that align our casinos, resorts and brands with sports fans. During 2018, we had several developments in our strategy to raise Caesars’ profile among professional sports fans. We announced high-profile exclusive sports entertainment partnerships with the NFL, making Caesars the first-ever “Official Casino Sponsor” in the history of the league. This historic partnership combines the NFL’s legendary events with our properties to bring unique experiences to Caesars patrons. This includes exclusive rights to use NFL trademarks in the U.S. and U.K. to promote our properties, also enabling Caesars to host exclusive special events and experiences. Furthermore, Caesars will host brand activations at prominent, high-profile NFL events, including the NFL Draft, NFL playoffs, and the Super Bowl.
Sales and Marketing
On January 30, 2019, Caesars announced the rebranding of Total Rewards, the Company’s industry-leading loyalty program, to Caesars Rewards effective February 1, 2019. The new program leverages the premium Caesars brand to better connect Caesars’ elevated standard and prestige with the Company’s global destinations.
We are excited about this opportunity to strengthen our unrivaled customer loyalty program. We believe Caesars Rewards enables us to compete more effectively and capture a larger share of our customers’ entertainment spending when they travel among regions versus that of a standalone property, which is core to our cross market strategy. We believe that operating multiple properties in the center of the Las Vegas Strip generates greater revenues than would be generated if the properties were operated separately.
Members who have joined Caesars Rewards can earn Reward Credits for qualifying gaming activity and qualifying hotel, dining and retail spending at all Caesars-affiliated properties in the United States, Canada, the United Kingdom, and now Dubai. Members can also earn additional Reward Credits when they use their Caesars Rewards VISA credit card or make a purchase through a Caesars Rewards partner. Members can redeem their earned Reward Credits with Caesars for hotel amenities, casino free play and other items such as merchandise, gift cards, and travel.
Caesars Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges. Members are provided promotional offers based on their Tier Level, their engagement with Caesars-affiliated properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used in connection with various marketing promotions, including campaigns involving direct mail, email, our websites, mobile devices, social media, and interactive slot machines.
Intellectual Property
The development of intellectual property is part of our overall business strategy. We regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent, trademark, copyright, or combination of several of our intellectual property rights, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, trademarks, copyrights, and trade secret laws. We file applications for and obtain patents, trademarks, and copyrights in the United States and foreign countries where we believe filing for such protection is appropriate, including United States and foreign patent applications covering certain proprietary technology of Caesars Enterprise Services, LLC (“CES”). We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. CES’ United States patents have varying expiration dates.
We have not applied for the registration of all of our trademarks, copyrights, proprietary technology, or other intellectual property rights, as the case may be, and may not be successful in obtaining all intellectual property rights for which we have applied. Despite our efforts to protect our proprietary rights, parties may infringe upon our intellectual property and use information that we regard as proprietary, and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights or intellectual property to as great of an extent as do the laws of the United States. In addition, others may independently develop substantially equivalent intellectual property.
We own or have the right to use proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including Bally’s, Caesars, Flamingo, Harrah’s, Horseshoe, Paris, Rio, Caesars Rewards, WSOP, and a license for the Planet Hollywood trademark used in connection with the Planet Hollywood in Las Vegas.
Competition
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most regions, we compete directly with other casino facilities operating in the immediate and surrounding areas. In Las Vegas, our largest jurisdiction, competition has increased significantly. For example, the Genting Group is developing a casino and hotel called Resorts World Las Vegas, and Marriott International and New York-based global real estate firm Witkoff are developing a casino and hotel called The Drew Las Vegas. Both are expected to open in 2020 on the northern end of the Las Vegas Strip. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. In May 2018, MGM rebranded the Monte Carlo Hotel and Casino as Park MGM, which underwent non-gaming renovations focused on room, food and beverage, and entertainment enhancements. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. Our Las Vegas Strip hotels and casinos also compete, in part, with each other.
In recent years, many casino operators, including us, have been reinvesting in existing facilities, developing new casinos or complementary facilities, and acquiring established facilities. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many regions. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some areas. For example, in Baltimore, Maryland, the opening of MGM Resorts National Harbor Resort & Casino has resulted in significant declines in revenue at our Horseshoe Baltimore property. The expansion of properties and entertainment venues into new jurisdictions also presents competitive issues. Atlantic City, in particular, has seen a significant decline primarily due to the addition of gaming and room capacity associated with the expansion of gaming in Maryland, New York, and Pennsylvania as well as the opening of new properties. This has resulted in several casino closings in recent years. In addition, Hard Rock Hotel Atlantic City and Ocean Resort Casino were introduced into the Atlantic City market in 2018, causing increased competition in the market.
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
Seasonality
We believe that business at our regional properties outside of Las Vegas is subject to seasonality, including seasonality based on the weather in the markets in which they operate and the travel habits of visitors. Business in our properties can also fluctuate due to specific holidays or other significant events, such as Easter (particularly when the holiday falls in a different quarter than the prior year), the WSOP tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or a concert, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently.
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

Employee Relations
We have approximately 66,000 employees throughout our organization. Approximately 28,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries relating to certain casino, hotel, and restaurant employees. The majority of these employees are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	12,900	Culinary Workers Union, Local 226	May 31, 2023
Atlantic City Food & Beverage and Hotel Employees	3,200	UNITE HERE, Local 54	February 28, 2020
Las Vegas Bartenders	1,300	Bartenders Union, Local 165	May 31, 2023
Las Vegas Dealers	2,400	Transport Workers Union of America and UAW	Various up to September 30, 2019
Corporate Social Responsibility, Citizenship and Sustainability
CEC’s Board of Directors and senior executives view Corporate Social Responsibility (“CSR”) as an integral element in the way we do business and make decisions, in the belief that being a good corporate citizen helps protect the company against risk, contributes to improved business results and helps foster positive relationships with all those who have a connection to our business. The Board of Directors and our executive management are committed to maintaining our position as an industry leader in CSR (which includes the concepts of corporate citizenship, social impact, and environmental sustainability). In 2018, we continued to engage with our CEO-level external sustainability advisory board with experts representing non-governmental organizations, business strategy, academia, and investors, and used their guidance to confirm our citizenship priorities. These priorities are reflected in our ninth annual citizenship report, published in 2018 in accordance with Global Reporting Initiative Standards.
Our approach, and our reporting on corporate social responsibility, is aligned with our People Planet Play framework. This framework unites all our properties and business activities behind a common language and core approaches so that all our properties and corporate functions can effectively support sustainable, ethical and profitable business growth. The framework is as follows:

•	People: supporting the wellbeing of our team members, guests and local communities.

•	Planet: taking care of the world we all call home.

•	Play: creating memorable experiences for our guests and leading Responsible Gaming practices in the industry.
Our strategy includes targets to 2020 and 2030 across all elements of People Planet Play, including science-based emissions-reduction targets, formally approved by the Science Based Targets Initiative (“SBTi”) and aligning with global best practices on climate change action. We enjoy strong support from our team members for People Planet Play activities, with 57% of team members participating in our HERO volunteering and/or CodeGreen environmental programs in 2017. Additionally, we aim to raise awareness and gain support from our guests for People Planet Play initiatives. In 2018, guest perception was that 56% strongly agreed that our company made a positive impact in economic development, responsible gaming, environmental impact and overall responsible conduct based on surveys completed by guests at our properties.
Code of Commitment
Our Code of Commitment to our employees, guests, communities and the environment continues to guide our approach to responsible and ethical business, compliance, anti-corruption and environmental stewardship. Our employees participate in training to reinforce their understanding of how they should implement the Code of Commitment in their daily work. Thirty years ago, Caesars was the first company to develop Responsible Gaming programs informed by science, evaluated objectively and created in conjunction with leading researchers. Our gaming offerings are underpinned by comprehensive Responsible Gaming programs that provide advice for those who need it (see more on our website: www.caesars.com/corporate/corporate-social-responsibility/play/responsible-gaming) with fully trained team members. In 2017, team members participated in 71,366 hours of training in Responsible Gaming.
Over the past several years, with the engagement and support of the Board of Directors, we have further intensified our anti-money-laundering (“AML”) compliance activities. We reinforced the number of qualified staff in dedicated AML compliance roles with more than 90 experts and have invested several million dollars in technology investments to implement new systems to improve transparency and information sharing within the Company, increase automation and enhance analytics, all to further the Company’s efforts to be an industry leader in AML compliance.
For the fourth year running, we were recognized by the Civic 50, an initiative organized by Points of Light and Bloomberg that recognizes companies that demonstrate leading commitment to improving the quality of life in their home communities. In 2017, we reconfirmed our support for the UN Sustainable Development Goals and highlighted three goals where we can make the most significant contribution and expand our impact in coming years.

•	#3: Good Health and Well-Being

•	#8: Decent Work and Economic Growth

•	#11: Sustainable Cities and Communities
Environmental Stewardship
Our structured, data-driven CodeGreen strategy leverages the passion of our team members and engages our guests and suppliers.
In 2017, we received formal approval from the SBTi for targets that place us among a small number of companies that are leading the way on climate change mitigation. We committed to: (i) reducing absolute Scope 1 and 2 greenhouse gas emissions 30% by 2025, and 95% by 2050 from a 2011 base-year and (ii) having 60% of suppliers by spend institute science-based greenhouse gas reduction targets for their operations by 2023. Between 2011 and 2017, we reduced greenhouse gas emissions internationally by 23% on an absolute basis and by 27% on a per square-foot basis, building on the significant achievements of our CodeGreen strategy from 2007. Since 2008, we have reduced water consumption by 22% on a per square foot basis. In 2017, 41% of our total waste in North America was diverted from landfill, bringing our cumulative waste diversion from landfill to 328,000 tons since 2012.
In 2017, 100% of our owned or managed North American hotel resort properties achieved a 4 Green Key rating or higher. Recently recognized by the Global Sustainable Tourism Council, Green Key is a rigorous program that ranks, certifies and inspects hotels and resorts based on their commitment to sustainable operations. Green Key uses a rating system of 1 to 5 Keys, with 5 being the highest possible attainment.
For our work in disclosure of our environmental impacts, in 2018, Caesars Entertainment received an “A” score in supplier engagement, an “A-” score for climate, and a “B” score in water from the Carbon Disclosure Project (“CDP”), an international not-for-profit that drives sustainable economies. Caesars was recently recognized as a world leader for Supplier Engagement on climate change. For the first time, we ranked among the 3% of organizations to be awarded a position on the Supplier Engagement Leader Board for actions to reduce emissions and lower climate-related risks in the supply chain in the past reporting year. Thousands of companies submit annual disclosures to CDP for independent assessment against its scoring methodology.
In order to both enhance our offerings and engage guests in our citizenship efforts, we have branded our hotel rooms with our People Planet Play messaging, inviting guests to play a role by using water, air-conditioning and towels with the environment in mind. We promote sustainable sourcing of key food ingredients for our menus from sustainably managed farms and fisheries, in response to the growing number of consumers who value such options. Additionally, to address concerns from animal rights groups, we have committed to source cage-free eggs across all our properties by 2025.
Employee Engagement, Development, Safety and Wellbeing
We aim to inspire our team members through our mission, vision and values, and our Code of Commitment. We nurture an open, collaborative and fun workplace where everyone can be their best. We provide opportunities for personal development and reward our team members with competitive compensation and the opportunity to earn substantial rewards based on merit. Our Total Return program for team members acknowledges great service, earning more than $9 million in 2018 for team members that they can redeem for merchandise, travel, entertainment, event tickets, and digital media. We survey our team members each year and, in 2018, we again achieved an improved engagement score of 4.22, higher than the Willis Towers Watson benchmark of 4.20 in the same year. This correlates to improvements in customer service, which in 2018 reached an all-time high, while our Net Promoter Scores also increased. In addition, we invest significantly in training and development of our team members.
Caesars Entertainment is committed to creating a safe workplace for our employees and a safe venue for our guests. We strive for zero injuries every day at every property. Our company-wide initiative launched in 2015, “All in for Zero”, continues to embed standards and procedures to ensure all our colleagues have the awareness, knowledge and tools to make safe working a habit. We publicly report on our safety performance annually (Injury Rate of 2.74 per 100 employees in 2017). We also strive to help our team members look after their health and wellbeing through our Employee Wellness Rewards Program that is supported by 29 nurses and coaches across our properties. The program has demonstrated results with improved health metrics for participating employees and their spouses, which has helped to mitigate insurance cost increases for Caesars and for employees.
Diversity, Equity and Inclusion
We embrace diversity and aim to create an inclusive working environment that welcomes and celebrates all our team members as individuals. Our diversity, equity and inclusion position directly connects to our endorsement of human rights for all as provided in the United Nations Universal Declaration of Human Rights and other international frameworks. In 2017, we formalized a diversity, equity and inclusion (“DEI”) framework that identifies five pillars of activity, each headed by a senior executive sponsor. The pillars include advocacy, workplace, suppliers, communities and guests (through marketing offerings) for a holistic approach to embedding DEI in everything we do. Caesars received a perfect 100% score on the 2018 Human Rights Campaign Foundation Corporate Equality Index for the eleventh year in a row. In 2017, 32% of our manager level employees belonged to minority groups and 42% were women. In November 2017, we announced our goal to achieve gender equity in leadership by 2025. This initiative embodies Caesars’ commitment to identifying, hiring, developing, and retaining talented people. This will enable our organization to be best in class, be more innovative, make better decisions, and better reflect our diverse clients and communities.
We also promote diversity in our supply chain and in 2017, approximately 17% of our addressable spend was with diverse suppliers. We maintain extensive outreach to discover diverse suppliers and support diverse suppliers through mentoring programs to gain business and grow with Caesars.
Human Trafficking
We take a strong stance against human trafficking and commercial sex exploitation, as can be seen in our public statement on our website. Under the guidance of a respected and accomplished leader in treating victims of exploitation, Dr. Halleh Seddighzadeh, we created an internal protocol supported by a suite of educational materials including a dedicated online portal for team members, a “Combating Human Trafficking Toolkit” and action guides. We trained customer-facing and security team members across our Las Vegas properties and have appointed 120 volunteer Community Engagement Ambassadors (“CEAs”) as leaders in addressing sex trafficking and commercial sexual exploitation on property. We rolled out a train-the-trainers program for CEAs who continue to educate other team members. We continue to work in the context of an industry-wide partnership in an effort to eliminate all forms of exploitation from our operations and our supply chain.
Community Investment
Caesars Entertainment consistently makes significant contributions to our local communities to help them develop and prosper. We do this through funding of community projects, employee volunteering hours and cash donations from the Caesars Foundation, a private foundation funded by a portion of our operating income that has gifted more than $74 million since its inception in 2002. In 2017, we contributed a total of $63 million to communities through all these channels, including 331,000 reported employee volunteer hours.

In the last year, we have advanced in partnership with the City of Las Vegas and its ImpactNV initiative, a sustainable development approach in Southern Nevada. Through several multi-partner and multi-sector workshops designed to identify intersections of major social challenges facing the city, we have developed a social sustainability master plan blueprint with long-term goals in the areas of reducing homelessness, combating sex trafficking and improving the health of immigrant communities. We continue to commit resources to addressing these pressing social challenges.
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

ITEM 1A.    Risk Factors
Risks Related to Our Business
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments and rent payments under the Lease Agreements (defined below) could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments and rent payments.
Caesars Entertainment is a highly-leveraged company and had $9.1 billion in debt outstanding under credit facilities and notes (including our convertible notes) as of December 31, 2018. As a result, a significant portion of our liquidity needs are for debt service on such indebtedness, including significant interest payments. Our estimated debt service (including principal and interest) on our credit facilities and notes (including our convertible notes) is $644 million for 2019 and $11.3 billion thereafter to maturity for our currently outstanding indebtedness under our credit facilities and notes (including our convertible notes).
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

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness and the Lease Agreements, and any failure to comply with the obligations of any of our debt instruments or Lease Agreements, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness or such Lease Agreements;

•
require that a substantial portion of our cash flow from operations be dedicated to the payment of rent and interest and repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for or reacting to changes in our operations or business;

•	make us more highly-leveraged than certain of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict the availability for us to make strategic acquisitions, develop new gaming facilities, introduce new technologies or exploit business opportunities;

•	affect our ability to renew certain gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness and the Lease Agreements, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.
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
Our debt agreements contain, and the agreements governing any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions, including restrictions on our ability to, among other things:

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
A failure to comply with the covenants contained in the agreements that govern our indebtedness could result in an event of default thereunder, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the indebtedness of CEC, CRC or CEOC LLC, the lenders or noteholders thereunder:

•	will not be required to lend any additional amounts to such borrowers;

•	could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require such borrowers to apply all of our available cash to repay such indebtedness.
Such actions by the lenders or noteholders under CEC’s, CRC’s or CEOC LLC’s indebtedness could cause cross defaults under the other indebtedness of CEC, CRC or CEOC LLC, respectively, and in the case of lenders or noteholders under CRC’s or CEOC LLC’s indebtedness, could cause additional cross defaults under CEC’s indebtedness. If we are unable to repay amounts under our secured credit facilities, the lenders under such secured credit facilities could proceed against the collateral granted to them to secure that indebtedness.
If the indebtedness under CEC’s, CRC’s or CEOC LLC’s credit facilities or other indebtedness were to be accelerated, there can be no assurance that their assets would be sufficient to repay such indebtedness in full.
CEC, CEOC LLC, CRC and/or their respective subsidiaries are parties to certain leasing and related arrangements that may have a negative effect on CEC’s business and operations.
CEC, CEOC LLC, CRC, and certain of their subsidiaries are parties to certain leasing and financial commitments, including three lease agreements relating to properties operated by CEOC LLC or its subsidiaries (the “CEOC LLC Lease Agreements”), three related management and lease support agreements, a lease agreement relating to a property operated by a subsidiary of CRC (the “HLV Lease Agreement” and collectively with the CEOC LLC Lease Agreements, the “Lease Agreements”) and related guaranties (collectively, the “Lease Documents”). Pursuant to the CEOC LLC Lease Agreements, VICI leases properties to CEOC LLC (or the applicable subsidiaries of CEOC LLC) and CEOC LLC (or the applicable subsidiaries of CEOC LLC) is responsible for lease payments and other obligations for: (i) Caesars Palace Las Vegas; (ii) substantially all domestic properties owned by CEOC LLC and its subsidiaries other than Caesars Palace Las Vegas; and (iii) Harrah’s Joliet Hotel & Casino in Joliet, Illinois. CEC guarantees the payment and performance of all monetary obligations of CEOC LLC and its subsidiaries under the CEOC LLC Lease Agreements. Pursuant to the HLV Lease Agreement, VICI leases Harrah’s Las Vegas to a subsidiary of CRC, which is responsible for lease payments and other obligations for Harrah’s Las Vegas. CRC guarantees the payment and performance of all monetary obligations of its subsidiary under the HLV Lease Agreement.

CEC has entered into call right agreements with VICI pursuant to which VICI has the right for five years from October 6, 2017, the date of those agreements, to purchase and lease to CEC or one of its subsidiaries interests in the real property assets associated with Harrah’s Laughlin, Harrah’s Atlantic City and Harrah’s New Orleans, which could also impose additional lease payments and other obligations on CEC and its subsidiaries. CEC and VICI also entered into a right of first refusal agreement that provides, among other things, for (a) a grant by CEC (on behalf of itself and all of its majority owned subsidiaries) to VICI (on behalf of itself and all of its majority owned subsidiaries) of a right of first refusal to own and lease to an affiliate of CEC certain non-Las Vegas domestic real estate that CEC or its affiliates may have the opportunity to acquire or develop and (b) a grant by VICI to CEC of a right of first refusal to lease and manage certain non-Las Vegas domestic real estate that VICI may have the opportunity to acquire or develop.
Pursuant to the Lease Agreements, as amended in December 2018, CEC’s subsidiaries are obligated to pay, in the aggregate, approximately $782 million in fixed annual rents, subject to certain escalators and adjustments beginning at various points in the initial term and continuing through the renewal terms. If CEC’s businesses and properties fail to generate sufficient earnings, the payments required to service these leasing commitments may materially and adversely limit the ability of CEC to make investments to maintain and grow its portfolio of businesses and properties. Additionally, CEC may be subject to other significant obligations under its guarantees if its subsidiaries are unable to satisfy their lease payments and other monetary obligations which could materially and adversely affect CEC’s business and operating results.
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
Each of CEOC LLC, CRC and/or their respective subsidiaries are required to pay a significant portion of their cash flow from operations to VICI pursuant to and subject to the terms and conditions of the Lease Agreements, which could adversely affect our ability to fund our operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes.
Each of CEOC LLC, CRC and/or their applicable subsidiaries are required to pay a significant portion of their cash flow from operations to VICI pursuant to and subject to the terms and conditions of the Lease Agreements. As a result of this commitment, their ability to fund their own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, their obligations under the Lease Agreements may:

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
In addition, the annual rent escalations under the Lease Agreements will continue to apply regardless of the amount of cash flows generated by the properties that are subject to the Lease Agreements (subject to certain EBITDAR to rent ratio-based caps). Accordingly, if the cash flows generated by such properties decrease, or do not increase at the same rate as the rent escalations, the rents payable under the Lease Agreements could comprise a higher percentage of the cash flows generated by the applicable entity, which could exacerbate, perhaps materially, the issues described above.

Any of the above listed factors could have a material adverse effect on CEOC LLC’s and CRC’s respective business, financial condition, and results of operations.
The CEC Convertible Notes are exercisable for shares of our common stock. The exercise of such equity instruments would have a dilutive effect to stockholders of CEC.
The $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”) are exercisable for shares of our common stock. The exercise of such equity instruments would have a dilutive effect to stockholders of CEC. In accordance with the terms of the Plan, on the Effective Date, we issued approximately $1.1 billion aggregate principal amount of CEC Convertible Notes that are convertible at the option of holders into a number of shares of our common stock that is initially equal to 0.139 shares of our common stock per $1.00 principal amount of CEC Convertible Notes, or approximately 156 million shares, of which 151 million shares are net of amounts held by CEC. If all the shares were issued on the Effective Date, they would have represented approximately 17.9% of the shares of our common stock outstanding after giving effect to the shares issued in accordance with the Plan. The CEC Convertibles Notes are subject to conversion at our option beginning in October 2020 if the last reported sale price of our common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. CEC does not have any other redemption rights for the CEC Convertible Notes. As of December 31, 2018, the remaining life of the CEC Convertible Notes is 5.75 years.
Most of CEOC LLC’s U.S. gaming facilities, as well as Harrah’s Las Vegas, are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, consents and approvals, charges and our relationship with VICI, which could have a material adverse effect on our business, financial position or results of operations.
Most of CEOC LLC’s U.S. gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, consents and approvals, charges and our relationship with VICI, which could have a material adverse effect on our business, financial position, or results of operations. CEOC LLC and its subsidiaries lease most of the gaming facilities they operate pursuant to the CEOC LLC Lease Agreements. Termination of any or all of the CEOC LLC Lease Agreements would result in CEOC LLC or its applicable subsidiaries losing some or all of their rights with respect to the applicable properties, could result in a default under CEOC LLC’s debt agreements, and could have a material adverse effect on CEOC LLC’s business, financial position, or results of operations. In the event of certain terminations of the CEOC LLC Lease Agreements, CEOC LLC or its applicable subsidiaries may be required to cooperate to transfer all personal property located at the applicable facility to a designated successor. Moreover, since as a lessee CEOC LLC and its subsidiaries do not completely control the land and improvements underlying their operations, VICI, as lessor, could take certain actions to disrupt CEOC LLC and its subsidiaries’ rights in the facilities leased under the CEOC LLC Lease Agreements, which are beyond our control. If VICI chose to disrupt CEOC LLC and its subsidiaries’ use either permanently or for a significant period of time, then the value of their assets could be impaired and their business and operations could be adversely affected. There can also be no assurance that CEOC LLC and its subsidiaries will be able to comply with their obligations under the CEOC LLC Lease Agreements in the future. In addition, if VICI has financial, operational, regulatory or other challenges there can be no assurance that VICI will be able to comply with its obligations under its agreements with CEC, CEOC LLC, or their subsidiaries.
CRC’s subsidiary leases Harrah’s Las Vegas from VICI pursuant to the HLV Lease Agreement on terms that are similar to those of the CEOC LLC Lease Agreements. CRC and its subsidiary, therefore, are subject to many of the same risks described above with respect to Harrah’s Las Vegas.
The Lease Agreements are a type of lease that is commonly known as a triple net lease. Accordingly, in addition to rent, the tenants under the Lease Agreements are required to pay all operating costs associated with the respective facilities, including the payment of taxes, insurance, and all repairs, and providing indemnities to VICI against liabilities associated with the operations of each facility. CEC’s applicable subsidiaries are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs may in part accrue to VICI as owner of the associated facilities. In addition, if some of the leased facilities should prove to be unprofitable, CEOC LLC and its subsidiaries or CRC’s subsidiary, as applicable, could remain obligated for lease payments and other obligations under the Lease Agreements even if they decided to withdraw from those locations, and consequently, CEC and CRC would remain obligated under the corresponding lease guarantees. CEOC LLC and its subsidiaries or CRC’s subsidiary, as applicable, could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges, and other special charges that would reduce their net income and could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to generate sufficient cash to service all of our indebtedness and lease commitments, and may be forced to take other actions to satisfy our obligations under our indebtedness and lease commitments that may not be successful.
We may be unable to generate sufficient cash flow from operations, or may be unable to draw under our credit facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for operating expenses, debt service costs, lease payments, working capital needs, and capital expenditures in the normal course of business. Our estimated debt service (including principal and interest) is $644 million for 2019 and $11.3 billion thereafter to maturity for our outstanding indebtedness and our estimated financing obligations are $753 million for 2019 and $37.7 billion thereafter to maturity for our outstanding lease arrangements. If we are unable to service our debt obligations or pay our financing obligations, there can be no assurances that our business will continue in its current state. See Note 12 for details of our debt outstanding and Note 10 for details of our lease commitments.
We may incur additional indebtedness and lease commitments, which could adversely affect our ability to pursue certain business opportunities.
We and our subsidiaries may incur additional indebtedness and lease commitments at any time and from time to time in the future. Although the terms of the agreements governing our indebtedness and lease commitments contain restrictions on our ability to incur additional indebtedness and certain types of lease commitments, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness and lease commitments incurred in compliance with these restrictions could be substantial. For example, as of December 31, 2018, CRC had $864 million of additional borrowing capacity available under its senior secured credit facility, net of $100 million outstanding and $36 million committed to outstanding letters of credit, and CEOC LLC had a total of $161 million of additional borrowing capacity available under its senior secured credit facility, net of $39 million committed to outstanding letters of credit. We may consider incurring additional indebtedness in the future to fund our growth strategy.
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
Our subsidiaries currently own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our and our subsidiaries’ indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and, in the case of CEC’s debt, their ability to make such cash available to us by dividend, if needed, or otherwise. Our subsidiaries do not have any obligation to pay amounts due on our other subsidiaries’ indebtedness or to make funds available for that purpose (other than with respect to subsidiary guarantees granted by certain subsidiaries of CEOC LLC to guarantee CEOC LLC’s indebtedness and by certain subsidiaries of CRC to guarantee CRC’s indebtedness). Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our or our other subsidiaries’ indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.
Our business and results of operations could be negatively affected as a result of the actions of activist stockholders, which could impact our stock price.
We have been the subject of actions taken by activist stockholders. For instance, on February 19, 2019, Carl C. Icahn and various affiliated entities (collectively, “Icahn”) filed with the SEC a Schedule 13D indicating that Icahn beneficially owns 9.8 percent of our common stock. The Schedule 13D disclosed that Icahn had spoken to, and intended to continue to speak with, our Board of Directors and management regarding enhancing shareholder value, improving asset optimization and seeking board representation, including, if necessary, by nominating a slate of directors at the 2019 Annual Meeting. The Schedule 13D also indicated that Icahn believes the Board of Directors should conduct a strategic process to comprehensively assess the best path forward for our company and Icahn’s belief that stockholder value might be best served, and enhanced, by selling our Company.
While we strive to maintain constructive, ongoing communications with all of our stockholders, and welcome their views and opinions with the goal of enhancing value for all stockholders, activist stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our Board of Directors and management. Responding to proposals by activist stockholders may, and responding to a proxy contest instituted by stockholders would, require us to incur significant legal and advisory fees, proxy solicitation expenses (in the case of a proxy contest) and administrative and associated costs and require significant time and attention by our Board of Directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy or changes to the composition of our Board of Directors or senior management team arising from proposals by activist stockholders or a proxy contest could lead to the perception of a change in the direction of our business or instability which may be exploited by our competitors, result in the loss of potential business opportunities and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have a material adverse effect on our business and operating results. In addition, stockholder activism and potential resulting changes in governance may have implications under the various gaming laws to which we are subject, and could have an adverse impact on our gaming licenses. We may choose to initiate, or may become subject to, litigation as a result of proposals by activist stockholders or proxy contests or matters relating thereto, which would serve as a further distraction to our Board of Directors and management and could require us to incur significant additional costs.
In addition, actions such as those described above could cause significant fluctuations in the trading prices of our common stock, based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
As we continue to engage in discussions with Icahn, the trading prices of our common stock may be subject to significant fluctuations, including as a result of actions taken by activist stockholders and our responses thereto, which may be material.
Likewise, to the extent that we implement any proposals made by Icahn or any other activist stockholder to change the composition of our Board of Directors, engage in particular transactions or change certain aspects of our strategy, the resulting changes in our business, assets, results of operations and financial condition may be material and may have an impact, which may be material, on the market prices of our common stock, and may also cause substantial volatility in the trading price of those securities.
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
As a result of the consummation of the Plan, we are among a few gaming operators that lease a significant portion of its properties from a single lessor under lease arrangements. As a result, it is difficult to predict whether and to what extent our relationship with VICI, including any actual or perceived conflicts of interest, will affect our relationships with suppliers, customers, or regulators or our ability to compete with other gaming operators that are not subject to a master lease arrangement with a single lessor. In addition, VICI has numerous consent, audit, and other rights under the Lease Documents. As a result, a number of CEOC LLC’s and CRC’s strategic and operational decisions are subject to review and/or agreement with VICI, and there can be no assurance that VICI’s exercise of its rights under the Lease Documents will not be adverse to CEOC LLC’s or CRC’s business or operations, particularly where our interests and the interests of VICI (or those who control it) are not aligned.
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
We intend to implement a growth plan centered on an organic growth strategy for our non-gaming entertainment, hospitality, and leisure offerings. We also intend to pursue strategic acquisitions as a complement to the extent such acquisitions present attractive opportunities that would bolster our organic growth strategy. Additionally, we will also look to become a more active participant in certain high-growth sports and mobile gaming opportunities in order to leverage our extensive experience and management expertise in the gaming industry and build an enhanced high-growth portfolio.
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
We collect and store confidential, personal information relating to our customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments. For example, we handle, collect and store personal information in connection with our customers staying at our hotels and enrolling in Caesars Rewards. We may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business, or for marketing purposes. Our collection and use of personal data are governed by state and federal privacy laws and regulations as well as the applicable laws and regulations in other countries in which we operate. Privacy law is subject to frequent changes and varies significantly by jurisdiction. We may incur significant costs in order to ensure compliance with the various applicable privacy requirements. In addition, privacy laws and regulations may limit our ability to market to our customers.
We assess and monitor the security of collection, storage, and transmission of customer information on an ongoing basis. We utilize commercially available software and technologies to monitor, assess and secure our network. Further, some of the systems currently used for transmission and approval of payment card transactions and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, and other such systems are determined and controlled by us. Although we have taken steps designed to safeguard our customers’ confidential personal information and important internal company data, our network and other systems and those of third parties, such as service providers, could be compromised, damaged, or disrupted by a third-party breach of our system security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, our employees, or those employees of a third party, power outages, computer viruses, system failures, natural disasters, or other catastrophic events. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. Advances in computer and software capabilities, encryption technology, new tools, and other developments may increase the risk of a security breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite the measures we have implemented to safeguard our information, there can be no assurance that we are adequately protecting our information.
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
We have cybersecurity insurance to respond to a breach which is designed to cover expenses around notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also carry other insurance which may cover ancillary aspects of the event. However, damage and claims arising from a breach may not be completely covered or may exceed the amount of any insurance available.
Our reliance on our computer systems and software could expose us to great financial harm if any of our computer systems or software were subject to any material disruption or corruption.
We rely significantly on our computer systems and software to receive and properly process internal and external data, including data related to Caesars Rewards. A disruption or corruption of the proper functioning of our computer systems or software could cause us to lose data or record erroneous data, which could result in material losses. We cannot guarantee that our efforts to maintain competitive computer systems and software will be successful. Our computer systems and software may fail or be subject to bugs or other errors, resulting in service interruptions or other unintended consequences. If any of these risks materialize, they could have a material adverse effect on our business, financial condition, and results of operations.
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
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; increases in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is susceptible to any such changes because our properties offer a highly-discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. Particularly, we have business concentrations in gaming offerings and in Las Vegas, which are sensitive to declines in discretionary consumer spending and changes in consumer preferences. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings.
We are subject to significant risks associated with joint ventures, strategic alliances and other third-party collaborations.
We pursue certain of our new license opportunities, development projects and other strategic business opportunities through third party collaborations such as joint ventures, license arrangements and other alliances. Examples include our joint ventures for Horseshoe Baltimore and our development project in Korea, our recently announced deal with Turner Sports regarding gaming-related sports content, and other sports-related opportunities.
Our joint ventures are governed by mutually established agreements that we entered into with our partners. As such, we do not unilaterally control the joint ventures or other initiatives. The terms of the joint venture and the rights of our joint venture partners may preclude us from taking actions that we believe to be in the best interests of the Company. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Disagreements with our joint venture partners could result in delays in project development, including construction delays, and ultimate failure of the project. Moreover, our joint venture partners may not be able to provide capital to the joint venture on the terms agreed to or at all, and the joint venture may be unable to obtain external financing to finance its operations. Also, our ability to exit the joint venture may be subject to contractual and other limitations.
With any third-party collaboration, there is a risk that our partners’ economic, business or legal interests or objectives may not be aligned with ours, leading to potential disagreements and/or failure of the applicable project or initiative. Additionally, we are subject to the risks relating to our partners’ failure to satisfy contractual obligations, conflicts arising between us and any of our partners and changes in the ownership of any of our partners.
Any of the foregoing with respect to our third-party collaborations could adversely affect our financial condition, operating results and cash flows.
Our strategies to grow our business may be unsuccessful, which could have an adverse effect on our results of operations.
Our success depends in part on our ability to grow our business. In addition to increasing our revenues from operations, we plan to grow our business through (i) real estate development domestically and internationally, (ii) traditional mergers and acquisitions, (iii) expanding our Caesars Rewards partnerships, and (iv) pursuing licensing and management agreements to utilize our brands on third party-owned properties. Our ability to execute on our growth strategy is dependent upon, among other things, our ability to finance development projects and to obtain all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations, and upon risks inherent in acquisitions including the ability to finance acquisitions, the ability to integrate acquisitions, the ability to realize anticipated benefits of the acquisitions and the diversion of management’s attention from Company resources. In addition, we may be unsuccessful in identifying acceptable third parties for Caesars Rewards and for licensing and managing properties. As a result, we may not be able to realize the growth we expect from our strategies, which could have an adverse effect on our results of operations. Moreover, even if our growth strategy is successful, we may not realize the benefit we expect from our growth strategy on a timely basis or at all, which could have an adverse effect on our business, financial condition, results of operations and cash flow.
In addition, the Company may from time to time pursue strategic investments in pursuit of its growth strategy. There can be no assurance that any such investment will be successful or result in the benefits we expect within the expected time frame or at all. A failure of any strategic investment could have an adverse effect on our business, financial condition, results of operations and cash flow.
We are subject to extensive governmental regulation and taxation policies, and the enforcement of or any changes in such regulation or policy could adversely impact our business, financial condition, and results of operations.
We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition, or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition, and results of operations. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. There can be no assurance that continued gaming activity will be approved in any referendum in the future. If we do not obtain the requisite approval in any future referendum, we will not be able to operate our gaming operations in the affected jurisdiction, which would negatively impact our future performance. In addition, the gaming and other laws and regulations to which we are subject could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, in 2018, the U.S. Department of Justice (“DOJ”) reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act of 1961 (the “Wire Act”). The DOJ’s updated opinion, which is still being evaluated by industry members, concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity. Any such material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and operating results.
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

Our ability to utilize net operating loss (“NOL”) carryforwards may be limited as a result of any future stock ownership changes.
In general, Section 382 of the Internal Revenue Code provides an annual limitation with respect to the ability of a corporation to utilize its net operating loss carryovers, as well as certain built-in losses, against future taxable income in the event of a change in ownership. CEOC’s emergence from bankruptcy and the CAC Merger resulted in a change in ownership for purposes of Section 382, making its provisions applicable to the Company. It is unlikely that the annual limitation caused as a result of the CAC Merger and CEOC’s emergence from bankruptcy will adversely affect the Company’s ability to utilize its net operating loss carryovers against its future taxable income. However, if the Company undergoes another ownership change before all the net operating loss carryovers have offset taxable income, a future limitation may restrict the Company’s ability to utilize its net operating loss carryover prospectively.
Any violation of the Bank Secrecy Act or other similar anti-money laundering laws and regulations could have a negative impact on us.
We deal with significant amounts of cash in our operations and are subject to various reporting and AML regulations. In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. Any violation of AML or regulations by any of our resorts could have a negative effect on our results of operations.
Any violation of the Foreign Corrupt Practices Act or other similar anti-corruption laws and regulations could have a negative impact on us.
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which we conduct business. We are subject to requirements imposed by the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing, or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties, and the SEC and DOJ have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors, or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face investigations, prosecutions, and other legal proceedings and actions that could result in civil penalties, administrative remedies, and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions.
Our stockholders are subject to extensive governmental regulation, and if a stockholder is found unsuitable by the gaming authority, that stockholder would not be able to beneficially own our common stock directly or indirectly.
In many jurisdictions, gaming laws can require any of our stockholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. For any cause deemed reasonable by the gaming authorities, subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application; limit, condition, restrict, revoke, or suspend any license, registration, finding of suitability or approval; or fine any person licensed, registered, or found suitable or approved. For additional information on the criteria used in making determinations regarding suitability, see Item 1, “Business—Governmental Regulation.”
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
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. Under Maryland gaming laws, we may not sell or otherwise transfer more than 5% of the legal or beneficial interest in Horseshoe Baltimore without the approval of the Maryland Lottery and Gaming Control Commission if it determines that the transferee is qualified or grants the transferee an institutional investor waiver.
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
In recent years, many casino operators, including us, have been reinvesting in existing jurisdictions to attract new customers or to gain market share, thereby increasing competition in those jurisdictions. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some areas. For example, in Baltimore, Maryland, the opening of MGM Resorts National Harbor Resort & Casino has resulted in significant declines in revenue at our Horseshoe Baltimore property. In Las Vegas, our largest jurisdiction, competition has increased significantly. For example, the Genting Group is developing a casino and hotel called Resorts World Las Vegas, and Marriott International and New York-based global real estate firm Witkoff are developing a casino and hotel called The Drew Las Vegas. Both are expected to open in 2020 on the northern end of the Las Vegas Strip. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. In May 2018, MGM rebranded the Monte Carlo Hotel and Casino as Park MGM, which underwent non-gaming renovations focused on room, food and beverage, and entertainment enhancements. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain areas, including Atlantic City, where Hard Rock Hotel Atlantic City and Ocean Resort Casino were introduced into the market in 2018, causing increased competition in the market. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.
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
The loss of the services of key personnel or the failure to manage our Chief Executive Officer transition could have a material adverse effect on our business.
We believe that the leadership of our executive officers has been a critical element of our success. On November 1, 2018, we announced that Mark P. Frissora, our President and Chief Executive Officer, will leave the Company. Subject to the terms of the Separation Agreement, Mr. Frissora will continue as President and Chief Executive Officer until a termination date of April 30, 2019 (which the Company may extend by one month) for purposes of continuity of leadership as the Company searches for a successor to Mr. Frissora with the nationally recognized third-party search firm the Company has engaged for that purpose. Any failure by us to manage this leadership transition or a failure to timely identify a qualified permanent Chief Executive Officer could have a material adverse effect on our businesses. Our other executive officers and other members of senior management have substantial experience and expertise in our businesses that we believe will make significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We do not have key man or similar life insurance policies covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us.
If we cannot attract, retain, and motivate employees, we may be unable to compete effectively, and lose the ability to improve and expand our businesses.
Our success and ability to grow depend, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and expand our business in many locations around the world. We face intense competition for highly qualified, specialized technical, managerial, and consulting personnel. Recruiting, training, retention, and benefit costs place significant demands on our resources. Additionally, the impending departure of our Chief Executive Officer, Mark P. Frissora, and the ongoing search for a successor to Mr. Frissora may make recruiting executives to our businesses more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.
Our business may be subject to seasonal fluctuations that could result in volatility and have an adverse effect on our operating results.
Our business may be subject to some degree of seasonality. Weather conditions may deter or prevent customers from reaching the facilities or undertaking trips. Such conditions would particularly affect customers who are traveling longer distances to visit our properties. Seasonality may cause our properties working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. Business in our properties can also fluctuate due to specific holidays or other significant events, such as Easter (particularly when the holiday falls in a different quarter than the prior year), the World Series of Poker tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or a concert, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently. These factors, among other things, make forecasting more difficult and may adversely affect our properties’ ability to manage working capital and to predict financial results accurately, which could adversely affect our business, financial condition, and operating results.
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
In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management. If unsuccessful, such litigation could result in the loss of important intellectual property rights, require us to pay substantial damages, subject us to injunctions that prevent us from using certain intellectual property, require us to make admissions that affect our reputation in the marketplace, and require us to enter into license agreements that may not be available on favorable terms or at all. Finally, even if we prevail in any litigation, the remedy may not be commercially meaningful or fully compensate us for the harm we suffer or the costs we incur. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We cannot assure you that we will be able to retain our performers and other entertainment offerings on acceptable terms or at all.
Our properties’ entertainment offerings are only under contract for a limited time. For example, Jennifer Lopez’s contract expired in 2018 and the contracts for Backstreet Boys and Celine Dion are scheduled to end in 2019. These and other of our performers draw customers to our properties and are a significant source of our revenue. We cannot assure you that we will be able to retain our performers or other shows on acceptable terms or at all. In addition, the third parties that we depend on for our properties’ entertainment offerings may become incapable or unwilling to provide their services at the level agreed upon or at all. These and other of our entertainment offerings draw customers to the properties and are a significant source of our revenue.
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
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. Visitation to Las Vegas also declined for a period of time following the mass shooting tragedy on October 1, 2017. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan, and/or Syria or other countries throughout the world, and governmental responses to those acts or hostilities, will directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt, were negatively affected from the uprising there in January 2011. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely affected.
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
We have in the past and may in the future incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets, which could negatively affect our future profits.
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

Declines in our stock price and increases in market yields within our industry, which are both factors used to determine the discount rate, along with downward adjustments to expectations of future performance at certain of our properties and the closure of casino operations at one of our properties outside of Las Vegas resulted in impairment charges during the year ended December 31, 2018. If significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, or property closures or divestitures occur, we may be required to record additional impairment charges in future periods which may be material.
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
We currently have 32 CBAs covering various employees in Las Vegas expiring in 2019. Four unions represent the employees covered by 31 of those expiring agreements. Five agreements covering employees outside of Las Vegas were set to expire in 2018. We successfully negotiated renewal agreements for four of the five agreements, and the renewal terms expire in 2021 or later. With respect to the fifth agreement, we concluded negotiations, but the union was eventually decertified and replaced by another union. We anticipate that the new union will soon request to negotiate an agreement. All agreements are subject to automatic extension unless one party gives 60 days’ prior notice of intent to terminate. No such notice has been given. We intend to negotiate renewal agreements or agree to extensions for all CBAs expiring and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations.
From time to time, we have also experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our profits.
Any deterioration in our reputation or the reputation of our brands could adversely impact our business, financial condition, or results of operations.
Our business is dependent on the quality and reputation of our Company and brands. Events beyond our control could affect the reputation of one or more of our properties or more generally impact our corporate or brand image. Other factors that could influence our reputation include the quality of the services we offer and our actions with regard to social issues such as diversity, human rights and support for local communities. Broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands or our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Negative events and publicity could quickly and materially damage perceptions of us, our brands or our properties, which, in turn, could adversely impact our business, financial condition or results of operations through loss of customers, loss of business opportunities, lack of acceptance of our company to operate in host communities, employee retention or recruiting difficulties or other difficulties.
We may be subject to material environmental liability, including as a result of unknown environmental contamination.
Our business is subject to certain federal, state, and local environmental, health, and safety laws, regulations, and ordinances that govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers, and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, and that also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Oil Pollution Act of 1990. Our failure to comply with these laws, including any required permits or licenses, could result in substantial fines or possible revocation of our authority to conduct some of our operations. Certain of these laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred. Should unknown contamination be discovered on any of our properties, or should a release of hazardous substances occur on any of our properties, we could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury, or investigation and cleanup costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair our ability to use or develop the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect us even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business. New and more stringent environmental, health, and safety regulations and permit requirements or stricter interpretations of current laws or regulations, such as those related to climate change, could also impose substantial additional costs on our business.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, expand into new markets, improve our operating infrastructure, or acquire complementary businesses, personnel, and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Any debt financing we secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on favorable terms, if at all. There can be no assurances that we could pursue a future offering of securities or enter into a new credit facility at an appropriate price and/or terms to raise the necessary financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on our business, financial condition, and operating results.
Our obligation to contribute to multi-employer pension plans, or discontinuance of such obligations, may have an adverse impact on us.
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under CBAs. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006 (the “PPA”) requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either “critical” or “endangered” as those terms are defined in the PPA. Specifically, the HEREIU Intermediary Plan (a spin-off of the Pension Plan of the UNITE HERE National Retirement Fund, effective January 1, 2018) is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, due to the withdrawal of all its contributing employers (a mass withdrawal), or in the event of a withdrawal by us, which we consider from time to time, we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities, and that would have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

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
As of February 19, 2019, there were 670 million shares of our common stock outstanding, all of which are the same class of voting common stock. All of the outstanding shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended (“Securities Act”), subject to volume limitations, applicable holding period requirements or other contractual restrictions.
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
We have no present plans to pay cash dividends to our stockholders and, for the foreseeable future, intend to retain all of our earnings for use in our business. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by our Board of Directors.
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

•
we may not be able to realize the anticipated benefits of our acquisition of Centaur, including anticipated benefits from introducing table games to the acquired properties which is subject to approvals and may not occur;

•	the impact of our operating structure following CEOC’s emergence from bankruptcy;

•	the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the effect of reductions in consumer discretionary spending due to economic downturns or other factors and changes in consumer demands;

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

•	our ability to recoup costs of capital investments through higher revenues;

•	growth in consumer demand for non-gaming offerings;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition;

•	our ability to protect our intellectual property rights and damages caused to our brands due to the unauthorized use of our brand names by third parties in ways outside of our control;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the ability to execute on our brand licensing and management strategy is subject to third-party agreements and other risks associated with new projects;

•	not being able to realize all of our anticipated cost savings;

•	the potential difficulties in employee retention, recruitment, and motivation, including in connection with our Chief Executive Officer transition;

•	our ability to retain our performers or other entertainment offerings on acceptable terms or at all;

•	the risk of fraud, theft, and cheating;

•	seasonal fluctuations resulting in volatility and an adverse effect on our operating results;

•	any impairments to goodwill, indefinite-lived intangible assets, or long-lived assets that we may incur;

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

•
acts of war or terrorist incidents, severe weather conditions, uprisings, or natural disasters, including losses therefrom, losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain facilities of ours;

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

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.
As of December 31, 2018, the following are our properties. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Las Vegas Segment
Owned-Domestic
Bally’s Las Vegas	Las Vegas, NV	68,400	920	70	2,810
The Cromwell	Las Vegas, NV	41,600	340	50	190
Flamingo Las Vegas	Las Vegas, NV	73,000	1,140	110	3,460
The LINQ Hotel & Casino	Las Vegas, NV	32,900	800	50	2,250
The LINQ Promenade (1)	Las Vegas, NV	—	—	—	—
Paris Las Vegas	Las Vegas, NV	95,300	950	100	2,920
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	1,010	100	2,500
Rio All-Suites Hotel & Casino	Las Vegas, NV	117,300	1,060	70	2,520
Leased from VICI Properties Inc.
Caesars Palace Las Vegas	Las Vegas, NV	124,200	1,440	160	3,970
Harrah’s Las Vegas	Las Vegas, NV	88,800	1,220	90	2,540

Other U.S. Segment
Owned-Domestic
Harrah’s Atlantic City	Atlantic City, NJ	156,300	2,100	170	2,590
Harrah’s Laughlin	Laughlin, NV	56,000	880	30	1,510
Harrah’s New Orleans	New Orleans, LA	125,100	1,460	170	450
Hoosier Park (2)	Anderson, IN	54,000	1,710	—	—
Indiana Grand (3)	Shelbyville, IN	83,800	2,070	—	—
Leased from VICI Properties Inc.
Bally’s Atlantic City	Atlantic City, NJ	127,200	1,800	160	1,210
Bluegrass Downs (4)	Paducah, KY	—	—	—	—
Caesars Atlantic City	Atlantic City, NJ	115,900	1,890	130	1,140
Harrah’s Council Bluffs	Council Bluffs, IA	21,400	550	20	250
Harrah’s Gulf Coast	Biloxi, MS	31,400	770	30	500
Harrah’s Joliet	Joliet, IL	39,000	1,090	40	200
Harrah’s Lake Tahoe	Lake Tahoe, NV	45,100	760	70	510
Harrah’s Louisiana Downs	Bossier City, LA	12,000	830	—	—
Harrah’s Metropolis	Metropolis, IL	24,300	840	30	260
Harrah’s North Kansas City	N. Kansas City, MO	60,100	1,300	60	390
Harrah’s Philadelphia	Chester, PA	112,600	2,450	110	—
Harrah’s Reno	Reno, NV	40,200	610	30	930
Harveys Lake Tahoe	Lake Tahoe, NV	44,200	670	50	740
Horseshoe Bossier City	Bossier City, LA	28,100	1,170	70	610
Horseshoe Council Bluffs	Council Bluffs, IA	60,000	1,380	70	—
Horseshoe Hammond	Hammond, IN	108,200	2,220	150	—
Horseshoe Southern Indiana	Elizabeth, IN	86,600	1,580	100	500
Horseshoe Tunica	Tunica, MS	63,000	1,010	100	510
Tunica Roadhouse (5)	Tunica, MS	33,000	360	20	140

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
All Other Segment
Owned-International
Caesars Cairo	Egypt	6,500	20	20	—
Ramses Casino	Egypt	2,700	40	20	—
Emerald Casino Resort	South Africa	37,400	440	20	190
Alea Glasgow	United Kingdom	22,000	50	30	—
Alea Nottingham	United Kingdom	15,200	50	30	—
The Empire Casino	United Kingdom	20,400	130	50	—
Manchester235	United Kingdom	17,600	50	40	—
Playboy Club London	United Kingdom	10,000	20	30	—
Rendezvous Brighton	United Kingdom	15,000	50	30	—
Rendezvous Southend-on-Sea	United Kingdom	10,300	40	20	—
The Sportsman	United Kingdom	5,800	40	20	—
Managed
Harrah’s Ak-Chin	Phoenix, AZ	65,200	1,150	30	530
Harrah’s Cherokee	Cherokee, NC	176,800	3,300	160	1,110
Harrah’s Cherokee Valley River	Murphy, NC	65,000	1,070	60	300
Harrah’s Resort Southern California	Funner, CA	72,900	1,640	70	1,090
Horseshoe Baltimore (6)	Baltimore, MD	122,000	2,200	210	—
Caesars Windsor	Canada	100,000	2,280	90	760
Kings & Queens Casino	Egypt	2,100	30	10	—
Caesars Dubai	United Arab Emirates	—	—	—	570
___________________

(1)
The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip. It also features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction.

(2)	Hoosier Park includes operations of our off-track betting locations, Winner’s Circle Indianapolis and Winner’s Circle New Haven.

(3)	Indiana Grand includes operations of our off-track betting location, Winner’s Circle Clarksville.

(4)	Bluegrass Downs features simulcast harness and quarter horse racing.

(5)	Tunica Roadhouse ceased gaming operations in January 2019.

(6)	As of December 31, 2018, Horseshoe Baltimore was 41% owned and held as an equity-method investment.

ITEM 3.	Legal Proceedings
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
Our common stock trades on The NASDAQ Stock Market under the ticker symbol “CZR.”
As of February 19, 2019, there were 670,136,264 shares of common stock issued and outstanding that were held by approximately 1,450 stockholders of record.
Except as described below, there have not been any sales by CEC of equity securities during the years ended December 31, 2018, 2017, or 2016 that have not been registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of the Company’s common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the year ended December 31, 2018, we repurchased approximately 31 million shares for approximately $311 million under the program recorded in Treasury stock. During the three months ended December 31, 2018, there were no shares repurchased under the program. As of December 31, 2018, the maximum dollar value that may still be purchased under the program was $439 million.
Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on December 31, 2013 and ending on December 31, 2018. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on December 31, 2013, and that all dividends were reinvested. Stock price performance, presented for the period from December 31, 2013 to December 31, 2018, is not necessarily indicative of future results.

	As of December 31,
	2013	2014	2015	2016	2017	2018
CZR	$100.00	$72.84	$36.63	$39.46	$58.73	$31.52
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
Dow Jones U.S. Gambling	100.00	82.95	69.11	87.66	131.48	92.68

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information
We maintain a long-term incentive plan for management, other personnel, and key service providers. The plan allows for granting stock-based compensation awards, including time-based and performance-based stock options, restricted stock units (“RSU”), restricted stock awards, performance stock units (“PSU”), stock grants, or a combination of awards. See Note 16 for a description of our stock-based compensation plan. The following table provides information relating to shares of our common stock that are authorized for issuance under the Company’s equity compensation plan as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	23,281,640	$10.63	8,982,929
____________________

(1)	Includes (a) 8,360,365 shares of common stock issuable upon exercise of outstanding options with a weighted-average exercise price of $10.63, and (b) 14,921,275 unvested RSUs and PSUs.

(2)	RSUs and PSUs do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
Issuance of CEC Common Stock to Certain Creditors of the Debtors
Consideration to support the reorganization of CEOC that was provided by CEC as of the Effective Date included 268 million shares of CEC common stock (valued at $12.80 per share), consideration provided by CEC to acquire OpCo on the Effective Date included 139 million shares of CEC common stock (valued at $12.80 per share), and CEC deposited approximately 8 million shares of CEC common stock (valued at $12.80 per share) into an escrow account in order to satisfy obligations related to unresolved claims that are subject to the bankruptcy claims reconciliation process to be distributed to unsecured claims (excluding debt claims) as they become allowed. These transactions were not registered under the Securities Act and are exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the Bankruptcy Reform Act of 1978 (the “Bankruptcy Code”). See Note 1 for additional information.
Transactions Related to our CEC Convertible Notes
On the Effective Date, CEC issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 to the creditors of CEOC pursuant to the terms of the Plan. The CEC Convertible Notes were issued pursuant to the Indenture, dated as of October 6, 2017, between CEC and Delaware Trust Company, as trustee. As of December 31, 2018, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. The issuance of the CEC Convertible Notes and the CEC common stock issued upon conversion thereof were not registered under the Securities Act and are exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the Bankruptcy Code. See Note 12 for additional information.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

(In millions, except per share data)	2018	2017 (1)	2016	2015 (2)	2014 (3)
OPERATING DATA
Net revenues	$8,391	$4,868	$3,877	$3,957	$7,967
Impairment of goodwill	43	—	—	—	695
Impairment of tangible and other intangible assets	35	—	—	—	299
Income/(loss) from operations	739	537	226	318	(580)
Interest expense	(1,346)	(773)	(599)	(683)	(2,669)
Gain on deconsolidation of subsidiaries	—	31	—	7,125	—
Restructuring and support expenses	—	(2,028)	(5,729)	(1,017)	—
Loss on extinguishment of debt	(1)	(232)	—	—	(96)
Other income/(loss)	791	95	(29)	7	1
Income/(loss) from continuing operations, net of income taxes	304	(375)	(6,458)	5,856	(2,995)
Discontinued operations, net of income taxes (4)	—	—	3,380	155	(143)
Net income/(loss)	304	(375)	(3,078)	6,011	(3,138)
Net income/(loss) attributable to Caesars	303	(368)	(3,049)	6,012	(2,941)
COMMON STOCK DATA
Basic earnings/(loss) per share from:
Continuing operations	$0.44	$(1.32)	$(43.96)	$40.44	$(19.64)
Discontinued operations (4)	—	—	23.11	1.07	(1.00)
Net income/(loss)	$0.44	$(1.32)	$(20.85)	$41.51	$(20.64)
Diluted earnings/(loss) per share from:
Continuing operations	$0.41	$(1.32)	$(43.96)	$39.83	$(19.64)
Discontinued operations (4)	—	—	23.11	1.06	(1.00)
Net income/(loss)	$0.41	$(1.32)	$(20.85)	$40.89	$(20.64)

FINANCIAL POSITION DATA
Total assets	$25,775	$25,436	$14,936	$12,251	$23,368
Current portion of long-term debt (5)	164	64	89	187	15,779
Long-term debt (5)	8,801	8,849	6,749	6,777	7,230
Current portion of financing obligations (6)	20	9	—	—	—
Financing obligations (6)	10,057	9,355	—	—	—
Noncontrolling interests (7)	88	71	53	80	(809)
Stockholders’ equity/(deficit)	3,250	3,226	(1,660)	1,962	(4,140)
____________________

(1)	2017 reflects the consolidation of CEOC’s successor operating company subsequent to the Effective Date (see Note 1).

(2)	2015 reflects the deconsolidation of CEOC (see Note 1).

(3)	2014 financial information has not been recast for our adoption of Accounting Standards Update 2014-09 and therefore, is not comparable to the 2015 through 2018 financial information.

(4)	See Note 19.

(5)	See Note 12.

(6)	See Note 10.

(7)	The decrease in 2014 was primarily due to the sale and grant of CEOC shares in May 2014, which reduced CEC’s ownership to approximately 89%.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income/(Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto and other financial information included elsewhere in this Form 10-K.
The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See Item 1A, “Risk Factors—PRIVATE SECURITIES LITIGATION REFORM ACT,” of this report.
Overview

CEC is primarily a holding company with no independent operations of its own. CEC operates its business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”).
We lease certain real property assets from VICI Properties Inc. and/or its subsidiaries (collectively, “VICI”).
We view each property as an operating segment and aggregate such properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. The way in which Caesars management assesses results and allocates resources is aligned with these segments. See Part I, Item 2, “Properties” and Note 21.
Summary of Significant Events

The following are the significant events and drivers of performance. Accordingly, the remainder of the discussion and analysis of results in this Item 7 should be read in conjunction with this summary.
Year Ended December 31, 2018
Failed Sale-Leaseback Financing Obligations
Our leases with VICI were evaluated as a sale-leaseback of real estate, and we determined that these transactions did not qualify for sale-leaseback accounting. The amount recognized for depreciation expense and interest expense substantially exceeds our periodic rental payments for most of CEOC LLC’s leases with VICI as a result of the majority of the failed sale-leaseback obligations being initially recognized at an amount equal to the fair value of the leased properties when Caesars Entertainment Operating Company, Inc. (“CEOC”) emerged from bankruptcy. The table below presents the activity for the period.

	Year Ended December 31, 2018			Year Ended December 31, 2017
(In millions)	Depreciation Expense	Interest Expense	Rental Payments (1)	Depreciation Expense	Interest Expense	Rental Payments
Harrah’s Las Vegas lease	$15	$77	$80	$—	$2	$10
CEOC LLC leases	475	801	645	118	185	204
Total	$490	$878	$725	$118	$187	$214
____________________

(1)	Rental payments for CEOC LLC leases exclude a nonrecurring $159 million payment relating to the modifications to certain of our existing lease agreements with VICI. See Note 1.

Caesars Bluewaters Dubai
In 2018, we opened our first non-gaming properties, including two beachfront luxury resorts, a beach club, and a residential tower on Meraas’ Bluewaters Island in Dubai. These properties are managed by us. We made a $20 million initial key money investment to the development which we will amortize over the 20 year term of the management agreement.
New Transactions with VICI
Harrah’s Philadelphia Real Estate Sale and Leaseback
On December 26, 2018, we sold all land and real property improvements used in the operation of Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) as part of a sale and leaseback transaction with VICI for $242 million. We continue to operate Harrah’s Philadelphia under the terms of a long-term lease agreement relating to certain of our other domestic properties included in CEOC LLC leases in the table above. We determined that this transaction did not qualify for sale-leaseback accounting. The Harrah’s Philadelphia real estate assets remain on our Balance Sheet at their historical net book value and are depreciated over their remaining useful lives, while a financing obligation was recognized for the proceeds received. See Note 10 for additional information.
Modifications to Lease Agreements with VICI
In connection with the Octavius Tower sale discussed below and the Harrah’s Philadelphia transaction discussed above, on December 26, 2018, the Company and VICI consummated modifications to certain of our existing lease agreements for consideration of $159 million to VICI, which reduced our financing obligation. The modifications, among other things, bring certain of the lease terms into alignment with other master leases in the sector and the long-term performance of the properties and create additional flexibility to facilitate our future development strategies. See Note 10 for additional information.
Sale of Octavius Tower at Caesars Palace
On July 11, 2018, we sold Octavius Tower at Caesars Palace (“Octavius Tower”) to VICI for $508 million in cash. Proceeds from the transaction were used to partially fund the closing of CEC’s acquisition of Centaur Holdings, LLC (“Centaur”). We continue to operate the Octavius Tower under the current terms of the long-term lease agreement with VICI relating to Caesars Palace included in CEOC LLC leases in the table above. We determined that this transaction did not qualify for sale-leaseback accounting. The Octavius Tower real estate assets remain on our Balance Sheet at their historical net book value and are depreciated over their remaining useful lives, while a financing obligation was recognized for the proceeds received. See Note 10 for additional information.
Acquisition of Centaur Holdings, LLC
On July 16, 2018, we completed the acquisition of Centaur. Centaur operated Hoosier Park Racing & Casino in Anderson, Indiana, and Indiana Grand Racing & Casino in Shelbyville, Indiana. See Note 4 for additional information.
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the year ended December 31, 2018, we repurchased approximately 31 million shares for approximately $311 million under the program recorded in Treasury stock.
Adoption of New Revenue Recognition Standard
On January 1, 2018, we adopted the new accounting standard Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and all related amendments using the full retrospective method and have recast revenue and expenses for all prior periods presented. See Note 15 for additional information.

Year Ended December 31, 2017
CEOC’s Emergence from Bankruptcy and CEC’s Merger with Caesars Acquisition Company
CEOC and certain of its U.S. subsidiaries emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). As part of its emergence from bankruptcy, CEOC reorganized into an operating company (“OpCo”) separate from its real property assets. OpCo was acquired by CEC on the Effective Date and immediately merged with and into CEOC LLC. CEOC LLC operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI, which are accounted for as failed sale-leaseback transactions (see Failed Sale-Leaseback Financing Obligations above). As a result of CEC’s acquisition of the operating company and the subsequent merger of the operating company with and into CEOC LLC, CEC’s consolidated financial results include the results of the operating company subsequent to the Effective Date. See Note 1 and Note 2.
CEOC LLC Operating Results

(Dollars in millions)	Year Ended December 31, 2018	October 6, 2017 - December 31, 2017
Casino	$2,697	$628
Food and beverage	777	173
Rooms	559	118
Other revenue	222	47
Management fees	57	15
Reimbursed management costs	202	48
Net revenues	$4,514	$1,029

Income from operations	$271	$52
Interest expense	(866)	(208)
Restructuring and support expenses	—	(9)
Other income	78	2
Net loss, net of income taxes	(400)	(164)
Net loss attributable to Caesars	(403)	(164)
On the Effective Date, Caesars Acquisition Company (“CAC”) merged with and into CEC, with CEC as the surviving company (the “CAC Merger”). The CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented (see Note 2).
Other Events and Transactions
On December 22, 2017, we sold the real estate assets of Harrah’s Las Vegas for approximately $1.1 billion as part of a sale and leaseback transaction with VICI. See Note 10 for additional information.
Debt Activity
During the year ended December 31, 2017, proceeds received from the issuance of new debt was $7.6 billion and cash paid to extinguish debt was $7.8 billion. In addition, as part of the acquisition of OpCo, we assumed $1.2 billion in debt that was issued in connection with CEOC’s emergence from bankruptcy. See Note 12 for additional information on our debt transactions.
Horseshoe Baltimore Deconsolidation
As of August 31, 2017, Horseshoe Baltimore was deconsolidated and is accounted for as an equity method investment subsequent to the deconsolidation. Upon deconsolidation, we derecognized total assets and liabilities of $350 million and $356 million, respectively, including long-term debt totaling $294 million. The equity method investment was recorded at its estimated fair value of $28 million, and we recognized a gain on deconsolidation of $31 million. See Note 2 for further details.

Horseshoe Baltimore Operating Results through August 31, 2017

(In millions)	2017	2016
Casino	$168	$296
Food and beverage	13	21
Other revenue	9	16
Net revenues	$190	$333

Income from operations	$16	$37
Interest expense	(18)	(30)
Loss on extinguishment of debt	(12)	—
Net income/(loss)	(14)	7
Net income/(loss) attributable to Caesars	(7)	3
Year Ended December 31, 2016
Sale of the SMG Business
On September 23, 2016, Caesars Interactive Entertainment (“CIE”) sold its social and mobile games business (the “SMG Business”) to Alpha Frontier Limited (“Alpha Frontier”) for cash consideration of $4.4 billion, pursuant to the Stock Purchase Agreement dated as of July 30, 2016 (the “Purchase Agreement”), which resulted in a pre-tax gain of approximately $4.2 billion. The SMG Business represented the majority of CIE’s operations and was classified as discontinued operations effective beginning in the third quarter of 2016. See “Discontinued Operations, net of Income Taxes” in the Discussion of Operating Results section below and Note 19 for further details.
Upon closing the sale of the SMG Business, all outstanding CIE stock-based compensation awards were deemed fully vested and subsequently canceled in return for the right to receive a cash payment. CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business included in Discontinued operations was $264 million during the year ended December 31, 2016. Stock-based compensation expense not directly identifiable with employees of the SMG Business was $189 million during the year ended December 31, 2016 and was included in property, general, administrative, and other in the Statements of Operations. In 2018 and 2017, there were no amounts related to CIE’s stock-based compensation expense.
Approximately $259 million was held as of December 31, 2016 in an escrow account to fund potential indemnity claims of Alpha Frontier under the Purchase Agreement. In the third quarter of 2017, the escrow funds were released to CIE and $63 million was distributed to the minority investors and former holders of CIE equity awards.
Discussion of Operating Results

Segment results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented consistent with the way Caesars’ management assesses the Company’s results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions related to reportable segments within Caesars. We view each property as an operating segment and aggregate such properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other. “All Other” includes managed, international and other properties as well as parent and other adjustments to reconcile to consolidated Caesars results.

Analysis of Key Drivers of Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of performance.
Consolidated Operating Results

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	2016	Fav/(Unfav)		Fav/(Unfav)
Net revenues	$8,391	$4,868	$3,877	$3,523	72.4%	$991	25.6%
Income from operations	739	537	226	202	37.6%	311	137.6%
Interest expense	(1,346)	(773)	(599)	(573)	(74.1)%	(174)	(29.0)%
Gain on deconsolidation of subsidiaries	—	31	—	(31)	(100.0)%	31	*
Restructuring and support expenses	—	(2,028)	(5,729)	2,028	100.0%	3,701	64.6%
Loss on extinguishment of debt	(1)	(232)	—	231	99.6%	(232)	*
Other income/(loss)	791	95	(29)	696	*	124	*
Income/(loss) from continuing operations, net of income taxes	304	(375)	(6,458)	679	*	6,083	94.2%
Discontinued operations, net of income taxes	—	—	3,380	—	*	(3,380)	(100.0)%
Net income/(loss) attributable to Caesars	303	(368)	(3,049)	671	*	2,681	87.9%
Adjusted EBITDA (1)	2,308	1,361	1,069	947	69.6%	292	27.3%
Operating margin (2)	8.8%	11.0%	5.8%	—	(2.2) pts	—	5.2 pts
___________________

*	Not meaningful.

(1)
See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Adjusted EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues, rooms revenues, and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly affects our gaming volumes. Our food and beverage revenues are generated primarily from our buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service. Our other revenues are generated primarily from third-party real estate leasing arrangements at our properties, revenue from company-operated retail stores, revenue from parking, revenue from our entertainment venues and The High Roller observation wheel and, subsequent to the Effective Date, revenue earned from CEOC LLC’s casino management service fees and reimbursed management costs charged to third parties.
Net Revenues - Consolidated

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	2016	Fav/(Unfav)		Fav/(Unfav)
Casino	$4,247	$2,168	$1,608	$2,079	95.9%	$560	34.8%
Food and beverage	1,574	982	822	592	60.3%	160	19.5%
Rooms	1,519	1,074	950	445	41.4%	124	13.1%
Other revenue	789	584	497	205	35.1%	87	17.5%
Management fees	60	12	—	48	*	12	*
Reimbursed management costs	202	48	—	154	*	48	*
Net revenues	$8,391	$4,868	$3,877	$3,523	72.4%	$991	25.6%
___________________

*	Not meaningful.
Complimentaries
As part of our normal business operations, we often provide lodging, transportation, food and beverage, entertainment and other goods and services to our customers at no additional charge. Alternatively, Reward Credits can be redeemed for these services.  Both are considered complimentaries. Such complimentaries are provided in conjunction with other revenue‑earning activities and are generally provided to encourage additional customer spending on those activities. The table below represents the amounts recorded within net revenues above relating to these complimentaries.
Retail Value of Complimentaries

	Years Ended December 31,
(In millions)	2018	2017	2016
Food and beverage	$589	$364	$276
Rooms	489	307	234
Other revenue	106	62	28
Total complimentaries	1,184	733	538
CEOC complimentaries (1)	—	427	531
Total complimentaries with CEOC	$1,184	$1,160	$1,069
___________________

(1)	Complimentaries recognized by CEOC prior to the Effective Date.
Net Revenues - Segment

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	2016	Fav/(Unfav)		Fav/(Unfav)
Las Vegas	$3,753	$2,902	$2,613	$851	29.3%	$289	11.1%
Other U.S.	4,047	1,758	1,209	2,289	130.2%	549	45.4%
All Other	591	208	55	383	184.1%	153	*
Net revenues	$8,391	$4,868	$3,877	$3,523	72.4%	$991	25.6%
___________________

*	Not meaningful.
Cash ADR (1)
Years Ended December 31, 2016, 2017, and 2018

____________________

(1)
Cash average daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied. 2016 and 2017 excludes CEOC’s results prior to the Effective Date.

Year Ended December 31, 2018 versus 2017
Net revenue increased $3.5 billion, or 72.4%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed an incremental $3.5 billion to net revenues, partially offset by a decrease of $190 million in net revenue due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, net revenues increased $228 million primarily due to the following:

•
Casino revenues increased $178 million in 2018 compared with 2017 primarily due to the acquisition of Centaur, which contributed $209 million in the Other U.S. region. This was partially offset by a decrease in the Las Vegas region primarily due to higher complimentaries.

•	Other revenue increased $39 million in 2018 compared with 2017 primarily due to increases in valet and self-parking revenues as well as increases in retail and lease revenues in the Las Vegas region.

•
Rooms revenues increased $4 million in 2018 compared with 2017 and Caesars cash ADR increased from $145 in 2017 to $155 in 2018, primarily due to an increase in resort fee revenue in the Las Vegas region.

Year Ended December 31, 2017 versus 2016
Net revenue increased $991 million, or 25.6%, in 2017 compared with 2016 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $1.0 billion to net revenues, partially offset by a decrease of $143 million in net revenue due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, net revenues increased by $105 million primarily due to the following:

•	Casino revenues increased $60 million in 2017 compared with 2016 primarily resulting from increases in gaming volume and gross casino hold.

•
Rooms revenues increased $6 million in 2017 compared with 2016 resulting from an increase in resort fees and occupancy rates, as well as improved hotel yield. Rooms revenues also benefitted from completed room renovations at certain properties in the Las Vegas region, which resulted in an increase in Caesars cash ADR from $136 in 2016 to $145 in 2017.

•
Other revenue increased $47 million in 2017 compared with 2016 primarily due to revenue from valet and self-parking fees that were fully implemented in Las Vegas in April 2017, as well as amounts related to a sub-license agreement extending the right to use various brands of Caesars Entertainment in connection with social and mobile games to the buyer of the SMG Business.

Analysis of Key Drivers of Income from Operations Performance
Income from Operations by Category - Consolidated

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	2016	Fav/(Unfav)		Fav/(Unfav)
Net revenues	$8,391	$4,868	$3,877	$3,523	72.4%	$991	25.6%
Operating expenses
Casino	2,393	1,213	890	(1,180)	(97.3)%	(323)	(36.3)%
Food and beverage	1,106	693	572	(413)	(59.6)%	(121)	(21.2)%
Rooms	480	360	318	(120)	(33.3)%	(42)	(13.2)%
Property, general, administrative, and other	1,761	1,124	1,147	(637)	(56.7)%	23	2.0%
Reimbursable management costs	202	48	—	(154)	*	(48)	*
Depreciation and amortization	1,145	626	439	(519)	(82.9)%	(187)	(42.6)%
Impairment of goodwill	43	—	—	(43)	*	—	*
Impairment of tangible and other intangible assets	35	—	—	(35)	*	—	*
Corporate expense	332	202	194	(130)	(64.4)%	(8)	(4.1)%
Other operating costs	155	65	91	(90)	(138.5)%	26	28.6%
Total operating expenses	7,652	4,331	3,651	(3,321)	(76.7)%	(680)	(18.6)%
Income from operations	$739	$537	$226	$202	37.6%	$311	137.6%
Income from Operations - Segment

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	2016	Fav/(Unfav)		Fav/(Unfav)
Las Vegas	$716	$549	$526	$167	30.4%	$23	4.4%
Other U.S.	434	199	163	235	118.1%	36	22.1%
All Other	(411)	(211)	(463)	(200)	(94.8)%	252	54.4%
Income from operations	$739	$537	$226	$202	37.6%	$311	137.6%
___________________

*	Not meaningful.

Year Ended December 31, 2018 versus 2017
Income from operations increased $202 million, or 37.6%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed an incremental $219 million to income from operations, partially offset by a decrease of $16 million in income from operations due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, income from operations decreased $1 million primarily due to the following:

•	Net revenues increased $228 million in 2018 compared with 2017 as explained above.

•
This increase was offset by an increase in operating expenses of $229 million in 2018 compared with 2017 primarily due to the acquisition of Centaur which contributed $177 million to the increase. In addition to the effect of Centaur, operating expenses increased $52 million due to the following:

◦
Other operating costs increased $54 million primarily due to $20 million related to lease termination costs, a $10 million loss on asset sales in 2018, and $8 million in acquisition costs for Centaur. In addition, during 2017, CEC benefitted from the reimbursement of $19 million for amounts related to the Korea joint venture development that were previously written off. These were partially offset by a decrease in legal fees of $10 million in 2018 compared with 2017.

◦
Depreciation and amortization increased $23 million primarily due to significant additions to property and equipment that began depreciating upon the completion of major renovation projects at certain Las Vegas properties in 2018.

◦	These increases were partially offset by a decrease of $36 million in direct expenses primarily due to operating efficiencies driven by lower marketing and labor costs.
Year Ended December 31, 2017 versus 2016
Income from operations increased $311 million, or 137.6%, in 2017 compared with 2016 partially due to the consolidation of CEOC LLC’s results following the Effective Date, which contributed $52 million to income from operations, partially offset by a $21 million decrease in income from operations due to the deconsolidation of Horseshoe Baltimore’s results subsequent to August 31, 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, income from operations increased $280 million primarily due to the following:

•	Net revenues increased $105 million in 2017 compared with 2016 as explained above.

•
Property, general, administrative, and other expenses decreased as a result of CIE’s stock-based compensation expense recorded in the prior year of $189 million compared with no CIE stock-based compensation recognized in 2017.

•	Other operating costs decreased $23 million primarily due to the following:

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

•
These decreases were partially offset by a $25 million increase in depreciation expense that was accelerated in 2017 compared with 2016 due to the removal and replacement of certain assets in connection with ongoing property renovation projects primarily at certain properties in our Las Vegas region.

Other Factors that Affect Net Income/(Loss)
Other Factors Affecting Net Income/(Loss) - Consolidated

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	2016	Fav/(Unfav)		Fav/(Unfav)
Interest expense	$(1,346)	$(773)	$(599)	$(573)	(74.1)%	$(174)	(29.0)%
Gain on deconsolidation of subsidiaries	—	31	—	(31)	(100.0)%	31	*
Restructuring and support expenses	—	(2,028)	(5,729)	2,028	100.0%	3,701	64.6%
Loss on extinguishment of debt	(1)	(232)	—	231	99.6%	(232)	*
Other income/(loss)	791	95	(29)	696	*	124	*
Income tax benefit/(provision)	121	1,995	(327)	(1,874)	(93.9)%	2,322	*
Discontinued operations, net of income taxes	—	—	3,380	—	*	(3,380)	(100.0)%
____________________
*    Not meaningful.
Interest Expense

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	2016	Fav/(Unfav)		Fav/(Unfav)
CEOC LLC VICI failed-sale leases	$801	$185	$—	$(616)	*	$(185)	*
Harrah’s Las Vegas VICI failed-sale lease	77	2	—	(75)	*	(2)	*
CEOC LLC Term Loan	65	12	—	(53)	*	(12)	*
Golf Course Use Agreement	11	2	—	(9)	*	(2)	*
Chester Downs Senior Secured Notes	—	6	—	6	100.0%	(6)	*
Horseshoe Baltimore	—	18	30	18	100.0%	12	40.0%
CRC Debt	324	508	548	184	36.2%	40	7.3%
CEC Convertible Notes	53	13	—	(40)	*	(13)	*
Other interest expense	15	27	21	12	44.4%	(6)	(28.6)%
Total interest expense	$1,346	$773	$599	$(573)	(74.1)%	$(174)	(29.0)%
___________________

*	Not meaningful.
Interest expense increased $573 million, or 74.1%, in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date. CEOC LLC contributed $658 million to the increase in interest expense as a result of (i) a $602 million increase in interest expense related to CEOC LLC’s lease agreements with VICI that are accounted for as failed sale-leaseback financing obligations, (ii) a $53 million increase in interest expense recognized for the CEOC LLC Term Loan and (iii) a $9 million increase in interest expense related to the Golf Course Use Agreement (as described in Note 11), and (iv) offset by non-recurring interest expense of $6 million in the prior year for the Chester Downs Senior Secured Notes. The increase was partially offset by an $18 million decrease in interest expense related to the Horseshoe Baltimore debt resulting from the deconsolidation of Horseshoe Baltimore in August 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, interest expense decreased by $67 million primarily due to the following:

•
A $184 million decrease in interest expense resulting from lower interest rates due to the refinancing of debt as well as repayment of loans in 2017 and a $12 million decrease in other interest expense.

•
These decreases was partially offset by an increase of $75 million in interest expense related to the Harrah’s Las Vegas lease agreement with VICI and $14 million of interest expense for Octavius Tower related to CEOC LLC’s lease agreements with VICI, which are accounted for as a failed sale-leaseback financing obligations, and $40 million in interest expense recognized for the $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”), which were not outstanding until the fourth quarter of 2017.

Interest expense increased $174 million in 2017 compared with 2016 primarily due to $187 million recognized as interest expense related to our lease agreements with VICI that are accounted for as failed sale-leaseback financing obligations in 2017 (see Note 10) and $2 million recognized as interest expense related to the Golf Course Use Agreement. In addition to interest expense related to the failed sale-leaseback financing obligation and the Golf Course Use Agreement, interest expense is primarily attributable to debt described in Note 12. Excluding the impact of interest expense related to the failed sale-leaseback financing obligation and the Golf Course Use Agreement, interest expense decreased $15 million in 2017 compared with 2016 primarily due to the following:

•
A $64 million decrease at CRC primarily due to the refinancing of the previously outstanding Caesars Growth Properties Holdings, LLC (“CGPH”) and Caesars Entertainment Resort Properties, LLC (“CERP”) debt which reduced the interest rate margins in the second quarter of 2017 as well as repayment of the CERP, CGPH and Cromwell loans during the year; and

•	A $12 million decrease in interest expense related to the Horseshoe Baltimore debt resulting from the deconsolidation of Horseshoe Baltimore in August 2017.

•
These decreases were mostly offset by $24 million in interest expense recognized related to the CRC Term Loan and CRC Notes, $13 million in interest expense recognized for the CEC Convertible Notes, $12 million in interest expense recognized for the CEOC LLC Term Loan, $6 million in interest expense recognized for the Chester Downs Senior Secured Notes and an increase of $6 million in other interest expense. See Note 12 for defined terms.

Gain on Deconsolidation of Subsidiaries
As described in Note 2, we deconsolidated Horseshoe Baltimore in 2017 and recognized a gain of $31 million.
Restructuring and Support Expenses
As described in Note 1, we recognized certain obligations that were ultimately settled upon CEOC’s emergence from bankruptcy on the Effective Date. Restructuring and support expenses for the years ended December 31, 2017 and 2016 were $2.0 billion and $5.7 billion, respectively. These were primarily composed of accruals for (i) forbearance fees and other payments to CEOC’s creditors that were settled in cash, (ii) a bank guaranty settlement related to the modification of CEC’s guarantee under CEOC’s senior secured credit facilities that was settled in cash, (iii) payments of CEOC’s creditors’ expenses, settlement charges, and other fees that were settled in cash, (iv) the issuance of CEC common stock, (v) the issuance of the CEC Convertible Notes (see Note 8 and Note 12), and (vi) the VICI Call Right to purchase and leaseback the real property assets associated with three of our properties as other consideration (see Note 9). A portion of the obligations we recognized reflected our estimates of the fair value of the consideration CEC agreed to provide in exchange for the resolution of litigation claims and potential claims against CEC and its affiliates.
Loss on Extinguishment of Debt
We recognized losses on extinguishment of debt totaling $232 million in 2017 relating to early debt redemption charges as well as the write-off of debt discounts and deferred financing costs associated with the extinguishment of the outstanding debt of CGPH and CERP in conjunction with the refinancing during the year.
Other Income/(Loss)
Other income in 2018 primarily relates to a benefit of $697 million due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a benefit of $24 million due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims. In 2018, we also recorded a gain of $31 million for claims that were expunged (see Note 8 for further details), recognized dividend and interest income of $21 million, and recognized $19 million in income related to an adjustment to our pension obligation for employees of our London Clubs International subsidiary (see Note 17 for further details).
Other income in 2017 primarily relates to a benefit of $64 million due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes (see Note 8 for further details), a $17 million gain for an interest swap payment CEC made on behalf of CEOC that was recovered with interest, and $14 million for interest income earned on the proceeds from the sale of the SMG Business described above (see Note 19).
Other losses in 2016 relate primarily to a $30 million accrual pursuant to the NRF Settlement Agreement for the litigation settlement, the legal fee reimbursement, and the withdrawal liability.
Income Tax Benefit/(Provision)
The effective tax rate was negative 66.1% for 2018, 84.2% for 2017, and negative 5.3% for 2016. The effective tax rate in 2018 differed from the statutory rate of 21% primarily due to the deferred tax benefit from the partial release of the federal valuation allowance upon the acquisition of Centaur and from revisions to the estimated deferred tax balances as of December 31, 2017 as a result of the Tax Act (defined below) offset by state income taxes and nondeductible expenses. The effective tax rate in 2017 differed from the statutory rate of 35% primarily due to nondeductible restructuring expenses, the acquisition of OpCo and the Tax Act passed in 2017. The effective tax rate in 2016 differed from the statutory rate of 35% primarily due to nondeductible restructuring expenses and other pre-tax losses for which the Company could not recognize a tax benefit. See Note 18 for a detailed discussion of income taxes and the effective tax rate.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our year ended December 31, 2017, including, but not limited to (i) reducing the U.S. federal corporate tax rate, (ii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (iii) bonus depreciation that will allow for full expensing of qualified property, (iv) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (v) a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings accumulated post 1986 through 2017 that were previously deferred from U.S. income taxes, and (vi) a tax on Global Intangible Low-Taxed Income which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations.
As of December 31, 2018, the Company has completed the accounting for the tax effects of the Tax Act. In 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and accrued a provisional income tax benefit of approximately $1.2 billion which was recorded in the period ended December 31, 2017. The amount of the estimated income tax benefit was (i) $797 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $442 million related to the net deferred tax benefit of deferred tax assets which were realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. During the year ended December 31, 2018, the Company revised its estimate of the effects on the existing deferred tax balances as of December 31, 2017, and accrued an additional provisional income tax benefit of $82 million. The total amount of the revised estimated income tax benefit is (i) $710 million related to the net deferred tax benefit of the corporate rate reduction, (ii) $569 million related to the net deferred tax benefit of deferred tax assets, which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (iii) $42 million relating to the net deferred tax benefit of state deferred tax assets, which are now realizable due to the changing rules related to interest expense disallowance for those states which conform to the Tax Act.
Discontinued Operations, net of Income Taxes
Discontinued operations primarily represent CIE’s SMG Business, which was sold in September 2016. See Note 19 for additional information.
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

Reconciliation of Adjusted EBITDA

	Years Ended December 31,
(In millions)	2018	2017	2016
Net income/(loss) attributable to Caesars	$303	$(368)	$(3,049)
Net income/(loss) attributable to noncontrolling interests	1	(7)	(29)
Discontinued operations, net of income taxes	—	—	(3,380)
Income tax (benefit)/provision	(121)	(1,995)	327
Gain on deconsolidation of subsidiaries	—	(31)	—
Restructuring and support expenses	—	2,028	5,729
Loss on extinguishment of debt	1	232	—
Other (income)/loss (1)	(791)	(95)	29
Interest expense	1,346	773	599
Depreciation and amortization	1,145	626	439
Impairment of goodwill	43	—	—
Impairment of tangible and other intangible assets	35	—	—
Other operating costs (2)	155	65	91
CIE stock-based compensation	—	—	189
Stock-based compensation expense	79	43	43
Other items (3)	112	90	81
Adjusted EBITDA	$2,308	$1,361	$1,069
____________________

(1)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(2)
Amounts primarily represent costs incurred in connection with development activities and reorganization activities, and/or recoveries associated with such items, including acquisition and integration costs, contract exit fees including exiting the fully bundled sales system of NV Energy for electric service at our Nevada properties, lease termination costs, gains and losses on asset sales, weather related property closure costs, demolition costs primarily at our Las Vegas properties for renovations, and project opening costs.

(3)
Amounts include other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses for IT transformation, severance and relocation costs, litigation awards and settlements, permit remediation costs, and costs associated with CEOC’s restructuring and related litigation.

Segment Adjusted EBITDA (1)

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	2016	Fav/(Unfav)		Fav/(Unfav)
Las Vegas	$1,362	$1,007	$881	$355	35.3%	$126	14.3%
Other U.S.	1,014	398	259	616	154.8%	139	53.7%
All Other	(68)	(44)	(71)	(24)	(54.5)%	27	38.0%
Adjusted EBITDA	$2,308	$1,361	$1,069	$947	69.6%	$292	27.3%
___________________

(1)	See reconciliation of Net income/(loss) to Adjusted EBITDA by segment in Note 21.
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
Cash and cash equivalents as of December 31, 2018, as shown in the table below, include amounts held by CRC and CEOC LLC, which are not readily available to CEC. Other includes $393 million in cash at CEC (the parent holding company), $136 million related to insurance captives, and $68 million related to the casino resort project in Incheon, South Korea (see Note 2).

Summary of Cash and Revolver Capacity

	December 31, 2018
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$322	$517	$652	$1,491
Revolver capacity	1,000	200	—	1,200
Revolver capacity drawn or committed to letters of credit	(136)	(39)	—	(175)
Total	$1,186	$678	$652	$2,516
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
During the year ended December 31, 2018, we generated net income of $304 million and our operating activities yielded consolidated operating cash inflows of $786 million, which is an increase of $3.1 billion from the year ended December 31, 2017 primarily as a result of $2.8 billion in cash paid on the Effective Date in the prior year to support the reorganization of CEOC as described in the Plan (see Note 1 and Note 19). We believe that our cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations and our total estimated financing activities during the next 12 months. However, if needed, our existing cash and cash equivalents and availability under our revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments.
In 2018, we paid $1.2 billion in interest, which includes $448 million of interest associated with our debt and $721 million of interest related to our financing obligations and Golf Course Use Agreement. Our capital expenditures were $565 million during 2018 in support of our ongoing property renovations, see Capital Spending and Development section below.
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
During 2018, the Company announced that our Board of Directors authorized the Repurchase Program to repurchase up to $750 million of our common stock. During the year ended December 31, 2018, we repurchased approximately 31 million shares for approximately $311 million under the program recorded in Treasury stock.
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
Debt Activity and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $9.1 billion in face value of debt outstanding and $10.1 billion of failed sale-leaseback financing obligations as of December 31, 2018. As a result, a significant portion of our liquidity needs are for debt service, including significant interest and principal payments associated with our financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $644 million for 2019 and $11.3 billion thereafter to maturity and our estimated financing obligations are $753 million for 2019 and $37.7 billion thereafter to maturity.

Financing Activities

	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Annual maturities of long-term debt	$164	$64	$64	$64	$64	$8,655	$9,075
Estimated interest payments	480	470	470	460	450	540	2,870
Total debt service payments (1)	644	534	534	524	514	9,195	11,945
Financing obligations - principal	15	18	20	22	26	8,400	8,501
Financing obligations - interest	738	791	802	814	829	25,933	29,907
Total financing obligation payments (2)	753	809	822	836	855	34,333	38,408
Total financing activities	$1,397	$1,343	$1,356	$1,360	$1,369	$43,528	$50,353
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking London Interbank Offered Rate (“LIBOR”) curve and include the estimated impact of the ten interest rate swap agreements (see Note 8). Actual payments may differ from these estimates.

(2)
Financing obligation principal and interest payments are estimated amounts based on the future minimum lease payments and certain estimates based on contingent rental payments (as described below under Lease-Related Obligations). Actual payments may differ from the estimates.

We are continually evaluating opportunities to improve our capital structure and will seek to refinance our debt obligations or otherwise engage in transactions impacting our capital structure when market and other conditions are attractive to us. These transactions may involve refinancing or new senior credit facilities, tender or exchange offers, issuance of new bonds and/or sale-leasebacks.
Debt Activity
See Note 12 for proceeds received from draws on our revolving credit facilities, proceeds received from the issuance of new debt, and cash paid to extinguish debt, as well as a table presenting details on our individual borrowings outstanding, interest rates and restrictive covenants related to certain of our borrowings as of December 31, 2018 and 2017. See Note 8 for details regarding our use of interest rate swap derivatives to manage the mix of our debt between fixed and variable rate instruments.
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
Lease-Related Obligations
As described in Note 10, we have entered into various leases for our properties with VICI. During 2018, we received a net amount of $591 million related to our transactions with VICI and proceeds from the transactions were used to partially fund the closing of CEC’s acquisition of Centaur (see Note 1). On the Effective Date, in accordance with the Plan, VICI received a call right (the “VICI Call Right”) for up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City, Harrah’s Laughlin, and Harrah’s New Orleans for a cash purchase price of ten times the agreed upon annual rent for each property. The VICI Call Right is subject to the terms of the CRC Credit Agreement (see Note 9 and Note 12).
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

Subject to certain exceptions, the payment of all monetary obligations under the CEOC LLC leases are guaranteed by CEC and the payment of all monetary obligations under the Harrah’s Las Vegas lease is guaranteed by CRC. See Note 10 for further details around the financing obligations.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, and online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects is typically funded from established debt programs, specific project financing, and additional debt offerings.
Summary of Consolidated Capital Expenditures

	Years Ended December 31,			Increase/(Decrease)
(In millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Maintenance (1)	$419	$597	$217	$(178)	$380
Development (2)	146	1	3	145	(2)
Total capital expenditures	$565	$598	$220	$(33)	$378

Included in capital expenditures:
Capitalized payroll costs	$9	$4	$5
Capitalized interest	8	6	2
____________________

(1)	Maintenance capital expenditures include room renovations as well as information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.

(2)	Development capital expenditures include projects such as CAESARS FORUM, the casino resort project in Incheon, South Korea, Centaur integration costs, and Sportsbooks in various states.
During the year ended December 31, 2018, capital expenditures were primarily related to hotel renovation projects at Flamingo Las Vegas, Bally’s Las Vegas, Harrah’s Atlantic City, and Paris Las Vegas, construction of the Fly LINQ Zipline, and the development of a casino resort project in Incheon, South Korea and a new convention center in Las Vegas (“CAESARS FORUM”). During the year ended December 31, 2017, capital expenditures were primarily related to hotel renovation projects at Caesars Palace, Bally’s Las Vegas, Planet Hollywood, Flamingo Las Vegas and Harrah’s Las Vegas. During the year ended December 31, 2016, capital expenditures were primarily related hotel renovation projects at Harrah’s Las Vegas, Paris Las Vegas and Planet Hollywood.
Cash paid for capital expenditures were $565 million during 2018. Due to our working capital initiatives, we had an increase in construction payables of $149 million, of which $100 million was related to the 2018 capital plan, which will be paid in the first quarter of 2019. Our projected capital expenditures for 2019 range from $850 million to $1 billion. We expect to fund capital expenditures from cash flows generated by operating activities.
Our projected maintenance capital expenditures for 2019 range from $375 million to $450 million and include estimates for:

•	Hotel remodeling projects at Harrah’s Las Vegas, Paris Las Vegas, Harrah’s Atlantic City, and Horseshoe South Indiana; and

•	Information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
Our projected development capital expenditures for 2019 range from $475 million to $550 million and include estimates for:

•	Development of CAESARS FORUM and Sportsbooks in various states; and

•	Development of a casino resort project in Incheon, South Korea through a joint venture.
Under the CEOC LLC leases and the Harrah’s Las Vegas lease, we are required to spend certain minimum amounts on capital expenditures.

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
Related Party Transactions
For a description of the nature and extent of related party transactions, see Note 20.
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
As of December 31, 2018, we had approximately $4.0 billion in goodwill and $2.6 billion of other non-amortizing intangible assets. During 2018, as a result of declines in our stock price and increases in market yields within our industry, which are both factors used to determine the discount rate, along with downward adjustments to expectations of future performance at certain of our properties outside of Las Vegas, we recognized impairment charges related to goodwill of $43 million and gaming rights of $21 million for certain of our properties. As of December 31, 2018, all other reporting units with goodwill and/or other non-amortizing intangible assets have estimated fair values that exceed their carrying values. See Note 7 for additional information. As of December 31, 2018, a 1% increase to the discount rate would increase goodwill impairment by approximately $10 million and gaming rights impairment by approximately $4 million.
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2018, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $13 million.
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
Fair Value Measurements
The CEC Convertible Notes contain derivative features that require bifurcation. We estimate the fair value of the CEC Convertible Notes using a market-based approach that incorporates the value of both straight debt and conversion features of the notes. The valuation model incorporates actively traded prices of the CEC Convertible Notes as of the reporting date, the value of CEC’s equity into which these notes could convert, and assumptions regarding the incremental cost of borrowing for CEC. The fair value of the CEC Convertible Notes derivative liability is subject to interest rate and market price risk due to the conversion features of the notes and other factors. Generally, as the fair value of fixed interest rate debt increases (due to a decrease in interest rates) the derivative liability decreases and as the fair value of fixed interest rate debt decreases (due to an increase in interest rates) the derivative liability increases. The fair value of the CEC Convertible Notes derivative liability may also increase as the market price of our stock rises or due to increased volatility in our stock price which will result in an expense recognized in our Statement of Operations, and decrease as the market price of our stock falls or due to decreased volatility in our stock price which will result in income recognized in our Statement of Operations. Upon issuance on the Effective Date, the CEC Convertible Notes had a fair value of $1.1 billion when the price per share of CEC common stock was $12.80. As of December 31, 2017, the fair value of the convertibles notes was $1.0 billion when the price per share of CEC common stock was $12.65. During the year ended December 31, 2018, we recognized income of $697 million due to the decrease in the fair value of the CEC Convertible Notes to $324 million when the price per share of CEC common stock was $6.79. Subsequent to December 31, 2018, our stock has been trading at a higher price as compared to December 31, 2018 and as a result we expect the fair value of the CEC Convertible Notes to increase and we expect to recognize expense during the first quarter of 2019.
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
We report unrecognized tax benefits within Accrued expenses other current liabilities and Deferred credits and other liabilities on our Balance Sheets, separate from any related income tax payable, which is also reported within Accrued expenses and other current liabilities or Deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
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

Contractual Obligations and Commitments
The table below summarizes Caesars Entertainment’s contractual obligations and other commitments through their respective maturity or ending dates as of December 31, 2018.

	Payments due by Period (1)
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt, face value	$9,075	$164	$128	$128	$8,655
Estimated interest payments (2)	2,870	480	940	910	540
Financing obligations - principal	8,501	15	38	48	8,400
Financing obligations - interest	29,907	738	1,593	1,643	25,933
Golf course use obligations	682	14	30	31	607
Operating lease obligations	1,279	82	127	104	966
Purchase order obligations	946	592	322	23	9
Sports sponsorship and partnership obligations	177	25	66	19	67
Construction commitments	323	253	70	—	—
Community reinvestment	31	6	12	12	1
Entertainment obligations (3)	4	3	1	—	—
Other contractual obligations (4)	218	36	63	52	67
Total contractual obligations (5)	$54,013	$2,408	$3,390	$2,970	$45,245
____________________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits for which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(2)
Estimated interest for variable-rate debt included in this table is based on the 1-month LIBOR curve available as of December 31, 2018. Estimated interest includes the estimated impact of the ten interest rate swap agreements (see Note 8). Actual payments may differ from these estimates.

(3)
Entertainment obligations represent obligations to pay performers that have contracts for future performances. This amount does not include estimated obligations for future performances where payment is only guaranteed when the performances occur and/or is based on factors contingent upon the profitability of the performances.

(4)	Primarily includes licensing, management and other fees.

(5)
Contractual obligations do not include amounts that we have not yet incurred under the CEOC LLC and Harrah’s Las Vegas leases. Under the CEOC LLC leases, we are required to spend an amount equal to at least 1% of CEOC LLC’s net revenue for the prior lease year and $845 million for every three-year period. Under the Harrah’s Las Vegas lease, we are required to spend $171 million in capital expenditures for the period from January 1, 2017 through December 31, 2021, and thereafter, spend an amount equal to at least 1% of Harrah’s Las Vegas net revenue for the prior lease year.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. As of December 31, 2018, the face value of long-term debt was $9.1 billion, including $6.2 billion of variable rate obligations.
We have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt, three that became effective on December 31, 2018, four that became effective on January 1, 2019, and three that became effective on January 2, 2019, at which time $3.2 billion of debt will remain subject to variable interest rates for the term of the agreement. See Note 8 for additional information. The difference to be paid or received under the terms of the interest rate swap agreements will be accrued as interest rates change and recognized as an adjustment to interest expense for the related debt beginning on December 31, 2018. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
We do not purchase or hold any derivative financial instruments for trading purposes.
The table below provides information as of December 31, 2018 about our financial instruments that are sensitive to changes in interest rates including the cash flows associated with amortization, the notional amounts of interest rate derivative instruments, and related weighted average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreements and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2018.

	Expected Maturity Date
(Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2	$2	$2	$2	$2	$2,827	$2,837	$2,530
Average interest rate	5.4%	5.4%	5.4%	5.4%	5.2%	5.9%	5.5%
Variable rate	$162	$62	$62	$62	$62	$5,828	$6,238	$5,997
Average interest rate	5.4%	5.1%	5.0%	5.0%	5.1%	5.3%	5.1%
Interest Rate Derivatives
Interest rate swaps
Variable to fixed (1)	$—	$700	$1,050	$1,250	$—	$—	$3,000	$—
Average pay rate	2.6%	2.6%	2.7%	2.7%	—%	—%	2.7%
Average receive rate	2.6%	2.4%	2.4%	2.4%	—%	—%	2.4%
____________________

(1)	These amounts represent the interest rate swap notional amounts that mature at the end of each respective year. See Note 8 for additional information.
As of December 31, 2018, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $7.3 billion. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes. Assuming a constant outstanding balance for our variable rate long-term debt, a hypothetical 1% increase in interest rates would increase interest expense approximately $32 million while a hypothetical 1% decrease in interest rates would decrease interest expense approximately $32 million.
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

.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Caesars Entertainment Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 15 to the financial statements, the Company has changed its method of accounting for revenue in all periods presented due to the adoption of ASU 2014-09, Revenue from Contracts with Customers, and related amendments.
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
February 21, 2019
We have served as the Company’s auditor since 2002.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions, except par value)	2018	2017
Assets
Current assets
Cash and cash equivalents ($14 and $58 attributable to our VIEs)	$1,491	$2,558
Restricted cash	115	116
Receivables, net	457	494
Due from affiliates, net	6	11
Prepayments and other current assets ($6 and $2 attributable to our VIEs)	155	239
Inventories	41	39
Total current assets	2,265	3,457
Property and equipment, net ($137 and $57 attributable to our VIEs)	16,045	16,154
Goodwill	4,044	3,815
Intangible assets other than goodwill	2,977	1,609
Restricted cash	51	35
Deferred income taxes	10	2
Deferred charges and other assets ($35 and $0 attributable to our VIEs)	383	364
Total assets	$25,775	$25,436

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($41 and $3 attributable to our VIEs)	$399	$318
Accrued expenses and other current liabilities ($1 and $0 attributable to our VIEs)	1,217	1,326
Interest payable	56	38
Contract liabilities	144	129
Current portion of financing obligations	20	9
Current portion of long-term debt	164	64
Total current liabilities	2,000	1,884
Financing obligations	10,057	9,355
Long-term debt	8,801	8,849
Deferred income taxes	730	577
Deferred credits and other liabilities ($5 and $0 attributable to our VIEs)	849	1,474
Total liabilities	22,437	22,139
Commitments and contingencies (See Note 11)
Stockholders’ equity
Common stock: voting, $0.01 par value, 670 and 696 shares issued, respectively	7	7
Treasury stock: 46 and 12 shares, respectively	(485)	(152)
Additional paid-in capital	14,124	14,040
Accumulated deficit	(10,372)	(10,675)
Accumulated other comprehensive income/(loss)	(24)	6
Total Caesars stockholders’ equity	3,250	3,226
Noncontrolling interests	88	71
Total stockholders’ equity	3,338	3,297
Total liabilities and stockholders’ equity	$25,775	$25,436

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share data)	2018	2017	2016
Revenues
Casino	$4,247	$2,168	$1,608
Food and beverage	1,574	982	822
Rooms	1,519	1,074	950
Other revenue	789	584	497
Management fees	60	12	—
Reimbursed management costs	202	48	—
Net revenues	8,391	4,868	3,877
Operating expenses
Direct
Casino	2,393	1,213	890
Food and beverage	1,106	693	572
Rooms	480	360	318
Property, general, administrative, and other	1,761	1,124	1,147
Reimbursable management costs	202	48	—
Depreciation and amortization	1,145	626	439
Impairment of goodwill	43	—	—
Impairment of tangible and other intangible assets	35	—	—
Corporate expense	332	202	194
Other operating costs	155	65	91
Total operating expenses	7,652	4,331	3,651
Income from operations	739	537	226
Interest expense	(1,346)	(773)	(599)
Gain on deconsolidation of subsidiaries	—	31	—
Restructuring and support expenses	—	(2,028)	(5,729)
Loss on extinguishment of debt	(1)	(232)	—
Other income/(loss)	791	95	(29)
Income/(loss) from continuing operations before income taxes	183	(2,370)	(6,131)
Income tax benefit/(provision)	121	1,995	(327)
Income/(loss) from continuing operations, net of income taxes	304	(375)	(6,458)
Discontinued operations, net of income taxes	—	—	3,380
Net income/(loss)	304	(375)	(3,078)
Net (income)/loss attributable to noncontrolling interests	(1)	7	29
Net income/(loss) attributable to Caesars	$303	$(368)	$(3,049)
Earnings/(loss) per share - basic and diluted
Basic earnings/(loss) per share from continuing operations	$0.44	$(1.32)	$(43.96)
Basic earnings per share from discontinued operations	—	—	23.11
Basic earnings/(loss) per share	$0.44	$(1.32)	$(20.85)
Diluted earnings/(loss) per share from continuing operations	$0.41	$(1.32)	$(43.96)
Diluted earnings per share from discontinued operations	—	—	23.11
Diluted earnings/(loss) per share	$0.41	$(1.32)	$(20.85)
Weighted-average common shares outstanding - basic	686	279	146
Weighted-average common shares outstanding - diluted	841	279	146

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In millions)	2018	2017	2016
Net income/(loss)	$304	$(375)	$(3,078)
Foreign currency translation adjustments	(22)	9	—
Change in fair market value of interest rate swaps, net of tax	(13)	—	—
Other	1	(3)	(2)
Other comprehensive income/(loss), net of income taxes	(34)	6	(2)
Comprehensive income/(loss)	270	(369)	(3,080)
Amounts attributable to noncontrolling interests:
Net (income)/loss attributable to noncontrolling interests	(1)	7	29
Foreign currency translation adjustments	4	—	—
Comprehensive loss attributable to noncontrolling interests	3	7	29
Comprehensive income/(loss) attributable to Caesars	$273	$(362)	$(3,051)

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Caesars Stockholders’ Equity/(Deficit)
			Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Non controlling Interests	Total Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock
Balance at January 1, 2016	$1	$(22)	$9,239	$(7,257)	$1	$1,962	$80	$2,042
Cumulative effect adjustment share-based compensation (1)	—	—	1	(1)	—	—	—	—
Net loss	—	—	—	(3,049)	—	(3,049)	(29)	(3,078)
Stock-based compensation	—	—	53	—	—	53	—	53
CIE stock transactions, net	—	—	(626)	—	—	(626)	(3)	(629)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	5	5
Other	—	(7)	9	—	—	2	—	2
Balance as of December 31, 2016	1	(29)	8,676	(10,307)	(1)	(1,660)	53	(1,607)
Net loss	—	—	—	(368)	—	(368)	(7)	(375)
Stock-based compensation	—	(9)	53	—	—	44	—	44
Bankruptcy emergence and acquisition of OpCo (2)	4	(114)	5,321	—	—	5,211	(35)	5,176
CAC Merger (2)	2	—	(2)	—	—	—	—	—
Consolidation of Korea Joint Venture (3)	—	—	—	—	1	1	57	58
Other comprehensive income, net of tax	—	—	—	—	6	6	—	6
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	3	3
Other	—	—	(8)	—	—	(8)	—	(8)
Balance as of December 31, 2017	7	(152)	14,040	(10,675)	6	3,226	71	3,297
Net income	—	—	—	303	—	303	1	304
Stock-based compensation	—	(22)	84	—	—	62	—	62
Repurchase of common stock	—	(311)	—	—	—	(311)	—	(311)
Other comprehensive loss, net of tax	—	—	—	—	(30)	(30)	(4)	(34)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	20	20
Balance as of December 31, 2018	$7	$(485)	$14,124	$(10,372)	$(24)	$3,250	$88	$3,338
____________________

(1)	Adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation.

(2)	See Note 1.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2018	2017	2016
Cash flows from operating activities
Net income/(loss)	$304	$(375)	$(3,078)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Income from discontinued operations	—	—	(3,380)
Non-cash change in restructuring accrual	—	2,065	3,667
Interest accrued on financing obligations	142	27	—
Deferred income taxes	(145)	(1,858)	(90)
Gain on deconsolidation of subsidiaries	—	(31)	—
Depreciation and amortization	1,145	626	439
Loss on extinguishment of debt	1	232	—
Change in fair value of derivative liability	(697)	(64)	—
Stock-based compensation expense	79	43	232
Amortization of deferred finance costs and debt discount/premium	15	26	24
Provision for doubtful accounts	21	8	11
Impairment of goodwill	43	—	—
Impairment of intangible and tangible assets	35	—	—
Other non-cash adjustments to net income/(loss)	(28)	32	23
Net changes in:
Accounts receivable	14	(75)	(28)
Due from affiliates, net	5	(55)	19
Inventories, prepayments and other current assets	76	64	9
Deferred charges and other assets	(69)	(26)	—
Accounts payable	(78)	(4)	39
Interest payable	19	(35)	(64)
Accrued expenses	(101)	15	87
Contract liabilities	18	3	(1)
Restructuring accruals	—	(2,880)	2,029
Deferred credits and other liabilities	(6)	(63)	104
Other	(7)	2	—
Cash flows provided by/(used in) operating activities	786	(2,323)	42
Cash flows from investing activities
Acquisition of businesses, net of cash and restricted cash acquired	(1,578)	561	—
Acquisition of property and equipment, net of change in related payables	(565)	(598)	(220)
Deconsolidation of subsidiary cash	—	(57)	—
Consolidation of Korea Joint Venture	—	19	—
Payments to acquire certain gaming rights	(20)	—	—
Payments to acquire investments	(22)	(12)	(23)
Proceeds from the sale and maturity of investments	43	33	46
Return of investment from discontinued operations	—	—	132
Contributions to discontinued operations	—	—	(56)
Other	7	(1)	—
Cash flows used in investing activities	(2,135)	(55)	(121)

	Years Ended December 31,
(In millions)	2018	2017	2016
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	1,167	7,550	120
Debt issuance and extension costs and fees	(5)	(288)	—
Repayments of long-term debt and revolving credit facilities	(1,130)	(7,846)	(268)
Proceeds from sale-leaseback financing arrangement	745	1,136	—
Proceeds from the issuance of common stock	6	11	6
Repurchase of common stock	(311)	—	—
Repurchase of CIE shares and distribution of sale proceeds	—	(63)	(1,126)
Taxes paid related to net share settlement of equity awards	(22)	(11)	(7)
Financing obligation payments	(173)	(54)	—
Contributions from noncontrolling interest owners	20	—	15
Distributions to noncontrolling interest owners	—	(6)	—
Cash flows provided by/(used in) financing activities	297	429	(1,260)
Cash flows from discontinued operations
Cash flows from operating activities	—	—	168
Cash flows from investing activities	—	—	4,379
Cash flows from financing activities	—	—	(76)
Net cash from discontinued operations	—	—	4,471

Change in cash, cash equivalents, and restricted cash classified as assets held for sale	—	—	112

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,052)	(1,949)	3,244
Cash, cash equivalents, and restricted cash, beginning of period	2,709	4,658	1,414
Cash, cash equivalents, and restricted cash, end of period	$1,657	$2,709	$4,658

Supplemental Cash Flow Information
Cash paid for interest	$1,169	$749	$634
Cash paid for income taxes	8	7	305
Non-Cash Settlement of Accrued Restructuring and Support Expenses
Issuance of convertible notes and call right	—	2,349	—
Issuance of CEC common stock	—	3,435	—
Other non-cash investing and financing activities:
Change in accrued capital expenditures	149	(6)	14
Deferred consideration for acquisition of Centaur	66	—	—

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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income/(Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included herein.
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). Caesars Entertainment has a total of 53 properties in 14 U.S. states and five countries outside of the U.S., including 50 casino properties. Nine casinos are in Las Vegas, which represented 45% of net revenues for the year ended December 31, 2018.
We lease certain real property assets from VICI Properties Inc. and/or its subsidiaries (collectively, “VICI”).
New Transactions with VICI
Harrah’s Philadelphia Real Estate Sale and Leaseback
On December 26, 2018, we sold all land and real property improvements used in the operation of Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) as part of a sale and leaseback transaction with VICI for $242 million. We continue to operate Harrah’s Philadelphia under the terms of a long-term lease agreement relating to certain of our other domestic properties. We determined that this transaction did not qualify for sale-leaseback accounting. The Harrah’s Philadelphia real estate assets remain on our Balance Sheet at their historical net book value and are depreciated over their remaining useful lives, while a financing obligation was recognized for the proceeds received. See Note 10 for additional information.
Modifications to Lease Agreements with VICI
In connection with the Octavius Tower sale discussed below and the Harrah’s Philadelphia transaction discussed above, on December 26, 2018, the Company and VICI consummated modifications to certain of our existing lease agreements for consideration of $159 million to VICI, which reduced our financing obligation. The modifications, among other things, bring certain of the lease terms into alignment with other master leases in the sector and the long-term performance of the properties and create additional flexibility to facilitate our future development strategies. See Note 10 for additional information.
Sale of Octavius Tower at Caesars Palace
On July 11, 2018, we sold Octavius Tower at Caesars Palace (“Octavius Tower”) to VICI for $508 million in cash. Proceeds from the transaction were used to partially fund the closing of CEC’s acquisition of Centaur Holdings, LLC (“Centaur”). We continue to operate the Octavius Tower under the current terms of the long-term lease agreement with VICI relating to Caesars Palace. We determined that this transaction did not qualify for sale-leaseback accounting. The Octavius Tower real estate assets remain on our Balance Sheet at their historical net book value and are depreciated over their remaining useful lives, while a financing obligation was recognized for the proceeds received. See Note 10 for additional information.
Acquisition of Centaur Holdings, LLC
On July 16, 2018, we completed the acquisition of Centaur. Centaur operated Hoosier Park Racing & Casino in Anderson, Indiana, and Indiana Grand Racing & Casino in Shelbyville, Indiana. See Note 4 for additional information.
CEOC’s Emergence from Bankruptcy and CEC’s Merger with Caesars Acquisition Company
Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its U.S. subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization on January 15, 2015 (the “Petition Date”), at which time CEC deconsolidated CEOC. The Debtors emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). As part of its emergence from bankruptcy, CEOC reorganized into an operating company (“OpCo”) separate from its real property assets (“PropCo”). OpCo was acquired by CEC on the Effective Date and immediately merged with and into CEOC LLC. See Note 4 for additional information. CEOC LLC operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI.
On the Effective Date, Caesars Acquisition Company (“CAC”) merged with and into CEC, with CEC as the surviving company (the “CAC Merger”). See Note 4 for additional information. The CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented.
Summary of CAC Merger and CEOC Emergence Transactions

(In millions)	CAC Merger	Restructuring Support Settlement	OpCo Acquisition	Total
Cash	$—	$2,787	$700	$3,487
CEC common stock (value)	2,894	3,435	1,774	8,103
CEC convertible notes (fair value)	—	2,172	—	2,172
Other consideration	—	177	—	177
Total consideration	$2,894	$8,571	$2,474	$13,939

CEC common stock (shares)	226	268	139	633

Restructuring and Support Expenses
Prior to the Effective Date, CEC made material financial commitments to support the reorganization of CEOC as described in the Plan. Our estimate of restructuring and support expenses was determined based on the total value of the consideration that was required by CEC to resolve claims and potential claims related to the reorganization.
Restructuring and support expenses for the years ended December 31, 2017 and 2016 were $2.0 billion and $5.7 billion, respectively, recorded in the Statements of Operations. These were primarily composed of accruals for (i) forbearance fees and other payments to CEOC’s creditors that were settled in cash, (ii) a bank guaranty settlement related to the modification of CEC’s guarantee under CEOC’s senior secured credit facilities that was settled in cash, (iii) payments of CEOC’s creditors’ expenses, settlement charges, and other fees that were settled in cash, (iv) the issuance of CEC common stock, (v) the issuance of the $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”) (see Note 8 and Note 12), and (vi) the call right to purchase and leaseback the real property assets associated with Harrah’s Atlantic City, Harrah’s Laughlin, and Harrah’s New Orleans (the “VICI Call Right”) as other consideration (see Note 9). The total value of the consideration that was provided by CEC as of the Effective Date was $8.6 billion. See Restructuring Support Settlement in the table above.
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
Certain prior year amounts have been reclassified to conform to the current year’s presentation. For the year ended December 31, 2017, $12 million was reclassified from Other revenue to Management fees on our Statement of Operations.
Adoption of New Revenue Recognition Standard
On January 1, 2018, we adopted the new accounting standard Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all related amendments. See Note 15 for additional information and details on the effects of adopting the new standard.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reportable Segments
We view each property as an operating segment and aggregate all such properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. See Note 21.
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
Consolidation of Korea JV
During 2017, CEC formed a joint venture referred to herein as the Korea JV. The purpose of the Korea JV is to acquire, develop, own, and operate a casino resort project in Incheon, South Korea. We determined that the Korea JV is a VIE and CEC is the primary beneficiary and, therefore, CEC consolidates the Korea JV into its financial statements.
Horseshoe Baltimore Casino
Through August 31, 2017, we consolidated Horseshoe Baltimore Casino (“Horseshoe Baltimore”) as a VIE for which we were the primary beneficiary. Due to the expiration of certain transfer restrictions, we were no longer considered the primary beneficiary and deconsolidated Horseshoe Baltimore.
Horseshoe Baltimore generated year-to-date net revenues of $190 million and net loss attributable to Caesars of $7 million until its deconsolidation effective August 31, 2017. Upon deconsolidation, we derecognized total assets and liabilities of $350 million and $356 million, respectively, including long-term debt totaling $294 million. We recorded our interest in Horseshoe Baltimore at its estimated fair value of $28 million, recognizing a gain on deconsolidation of $31 million, and are accounting for Horseshoe Baltimore as an equity method investment subsequent to the deconsolidation. We estimated the fair value of the interest in Horseshoe Baltimore by weighting the results of the discounted cash flow method and the guideline public company method.
Horseshoe Baltimore will continue to be a managed property of CEOC LLC subsequent to its deconsolidation, and transactions with Horseshoe Baltimore are not eliminated under the equity method of accounting. These related party transactions include but are not limited to items such as casino management fees paid to CEOC LLC, reimbursed management costs, and the allocation of other expenses. See Note 20.
Note 3 — Summary of Significant Accounting Policies
Additional significant accounting policy disclosures are provided within the applicable notes to the Financial Statements.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Our cash and cash equivalents as of December 31, 2018 and 2017 includes $14 million and $58 million, respectively, held by our consolidated VIEs, which is not available for our use to fund operations or satisfy our obligations.
Restricted cash includes cash pledged as collateral for certain operating and capital expenditures in the normal course of bu

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

siness and certain other cash deposits that are for a specific purpose including $49 million as of December 31, 2018 that is held in the escrow trust for distribution to holders of disputed claims whose claims may ultimately become allowed (see Note 11). The classification of restricted cash between current and non-current is dependent upon the intended use of each particular reserve.
Reconciliation to Statements of Cash Flows

	As of December 31,
(In millions)	2018	2017
Cash and cash equivalents	$1,491	$2,558
Restricted cash, current	115	116
Restricted cash, non-current	51	35
Total cash, cash equivalents, and restricted cash	$1,657	$2,709

Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $76 million, $61 million, and $55 million, respectively, for the years ended December 31, 2018, 2017 and 2016. Advertising expense is included in Property, general, administrative, and other within the Statements of Operations.
Other Operating Costs
Other operating costs primarily includes write-downs, reserves, and project opening costs, net of recoveries and acquisition and integration costs. During 2017, CEC was reimbursed $19 million for amounts related to the joint venture development in Korea that were previously deemed uncollectible and written off in 2015.
Note 4 — Business Combinations
Acquisition of Centaur Holdings, LLC
As described in Note 1, on July 16, 2018 (the “Centaur Closing Date”), CEC completed its acquisition of all of the voting equity interest of Centaur, for consideration of $1.7 billion. This acquisition expands our footprint to the central Indiana region and facilitates broad distribution of the Caesars Rewards customer loyalty program, formerly known as Total Rewards (see Note 7). Acquisition-related costs included in Other operating costs in the Statements of Operations were $8 million during the year ended December 31, 2018. Consideration transferred was composed of the following:

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

Additionally, CEC paid a $50 million license transfer fee on behalf of Hoosier Park Racing & Casino, which was excluded from the purchase price consideration and is an assumed liability.

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

(In millions)	Fair Value	Weighted-Average Useful Life (years)
Assets acquired:
Cash and cash equivalents	$39
Receivables, net	2
Other current assets	26
Property and equipment	297
Intangible assets other than goodwill
Trade names and trademarks	14	2.5
Gaming rights (1)	1,390
Customer relationships	41	15.0
Total assets	1,809

Liabilities assumed:
Current liabilities	(92)
Deferred income taxes	(290)
Total liabilities	(382)
Net identifiable assets acquired	1,427
Goodwill	275
Total Centaur equity value	$1,702
___________________

(1)	Indefinite-lived intangible assets.
We applied the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Goodwill of $275 million was recognized as a result of the transaction and relates to (i) the values of acquired assets that do not meet the definition of an identifiable intangible asset under ASC 805, but that do contribute to the value of the acquired business, including the assembled workforce and relationships with customers that are not tracked through their customer loyalty program; (ii) the going-concern value associated with expectations of forging relationships with future customers; (iii) the assemblage value associated with acquiring an on-going business whose value is worth more than simply the sum of its parts; (iv) synergies; and (v) the future potential expansion of table games to the properties. All of the goodwill was assigned to our Other U.S. segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of Centaur as if it had occurred on January 1, 2017, and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of this date. The pro forma results include adjustments related to purchase accounting, primarily interest expense related to the legacy debt of Centaur that was not acquired, tax adjustments and amortization of intangible assets. Net loss for the year ended December 31, 2017 below includes a discrete tax benefit of $185 million, resulting from a partial release of valuation allowance in connection with the acquisition. The net deferred tax liability resulting from the acquisition of Centaur provided a source of additional future taxable income requiring us to reassess the amount of valuation allowance previously recorded. The deferred tax liability considered the 21% corporate tax rate enacted by the Tax Act (defined in Note 18).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	(Unaudited)
	Years Ended December 31,
(In millions)	2018	2017
Net revenues	$8,663	$5,357
Net income/(loss) attributable to Caesars	166	(117)

The results of operations for Centaur have been included in the Company’s Financial Statements since the acquisition date. The acquired business contributed $226 million and $49 million, respectively, to Net revenues and Income from operations to CEC for the period from July 16, 2018 to December 31, 2018.
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

(In millions)	Fair Value	Weighted-Average Useful Life (years)
Assets acquired:
Cash and cash equivalents	$1,239
Receivables, net	266
Other current assets	200
Property and equipment	8,943	35.0
Intangible assets other than goodwill
Trade names and trademarks (1)	664
Gaming rights (1)	207
Caesars Rewards (1)	253
Customer relationships	137	14.8
Other non-current assets	180
Total assets	12,089

Liabilities assumed:
Current liabilities	(765)
Long-term debt	(1,607)
Financing obligations	(8,310)
Deferred income taxes	(568)
Deferred credits and other liabilities	(361)
Total liabilities	(11,611)
Noncontrolling interest	41
Net identifiable assets acquired	519
Goodwill	2,207
Total OpCo equity value	$2,726
____________________

(1)	Indefinite-lived intangible assets.
As part of the Plan, certain real estate assets were sold to PropCo and leased back to OpCo. The leases were evaluated as a sale-leaseback of real estate. We determined that these transactions did not qualify for sale-leaseback accounting, and we accounted for the transaction as a financing. See Note 10. Additionally, certain golf course properties (the “Golf Course Properties”) were sold to VICI. See Note 11.
Goodwill of $2.2 billion was recognized as a result of the transaction and relates to (i) the values of acquired assets that do not meet the definition of an identifiable intangible asset under ASC 805, but that do contribute to the value of the acquired business, including the assembled workforce and relationships with customers that are not tracked through our customer loyalty program Caesars Rewards; (ii) the going-concern value associated with expectations of forging relationships with future customers; and (iii) the assemblage value associated with acquiring an on-going business whose value is worth more than simply the sum of its parts. Goodwill has been assigned to our three reportable segments. None of the goodwill recognized is expected to be deductible for income tax purposes.
The Company recognized certain deferred tax assets and liabilities resulting from (i) net operating loss (“NOL”) carryforwards available to CEC and reorganization of CEOC under the Plan and (ii) the difference between the fair value of the assets and liabilities and their respective tax bases. Due to CEC’s recent history of losses, CEC will continue to record a valuation allowance against the excess deferred tax assets that are not offset by deferred tax liabilities. Deferred tax liabilities of $568 million were recognized in the purchase price allocation of OpCo.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Receivables
Markers acquired as part of the acquisition of OpCo were accounted for at fair value on the Effective Date, with no acquired reserve, and will be accreted to interest income up to their expected realizable value over the life of their expected collectibility. The acquired markers are subject to adjustment if the actual cash collection differs from the expected collectibility. The fair value, which also represents the carrying amount of markers acquired as part of the acquisition of OpCo as of the Effective Date, was $139 million. As of December 31, 2018 and 2017, the carrying amount of the markers acquired was $25 million and $69 million, respectively.
Acquired Markers Accretable Yield

(In millions)	2018	2017
Balance as of January 1 and October 6, respectively	$6	$8
Accretion	(3)	(2)
Balance as of December 31	$3	$6

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

•	Interest expense related to the issuance of the CEOC LLC Term Loan, the CEOC LLC Revolving Credit Facility, and the CEC Convertible Notes (see Note 12 for additional information).

	(Unaudited)
	Years Ended December 31,
(In millions, except per share data)	2017	2016
Net revenues	$8,349	$8,529
Net income/(loss) attributable to Caesars	6,401	(2,570)

The results of operations for OpCo have been included in the Company’s Financial Statements since the acquisition date. The acquired business contributed $1 billion and $52 million, respectively, of net revenues and income from operations to CEC for the period from October 6, 2017 to December 31, 2017.
Merger with CAC
As described in Note 1, pursuant to the Merger Agreement, CAC merged with and into CEC, with CEC as the surviving company and each share of CAC common stock issued and outstanding immediately prior to the Effective Date was converted into, and became exchangeable for, 1.625 shares of CEC common stock on the Effective Date, which resulted in the issuance of 226 million shares of CEC common stock to stockholders of CAC. Hamlet Holdings LLC (see Note 20) beneficially owned a majority of both CEC’s and CAC’s common stock immediately prior to the CAC Merger. Therefore, the CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into the Company at book value as an equity transaction for all periods presented after elimination of all intercompany accounts and transactions. The consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Company had

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consolidated CAC prior to the Effective Date. In addition, as a result of the CAC Merger, Caesars Growth Partners, LLC (“CGP”) is no longer a VIE and is a wholly owned subsidiary of CEC. The following table summarizes the assets acquired, liabilities assumed and CEC’s noncontrolling interest in CGP and excludes CGP’s results, which were consolidated with CEC as a VIE prior to the Effective Date.
Summary of Merger as of October 6, 2017

(In millions)	Total Value
Assets acquired	$152
Liabilities assumed	(96)
Acquisition of noncontrolling interest in CGP from CAC	1,751
Net book value	$1,807

Note 5 — Recently Issued Accounting Pronouncements
The FASB issued the following authoritative guidance amending the FASB ASC.
In 2018, we adopted the following ASUs:

•	ASU 2014-09, Revenue from Contracts with Customers (see Note 15).

•	ASU 2016-16, Income Taxes (see Note 18).
In 2018, the following ASUs became effective, but there was no quantitative or qualitative effect on our financial statements:

•	ASU 2018-09, Codification Improvements.

•	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.

•	ASU 2018-04, Investments — Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273.

•	ASU 2017-09, Compensation - Stock Compensation.

•	ASU 2017-01, Business Combinations.

•	ASU 2016-18, Statement of Cash Flows.

•	ASU 2016-01, Financial Instruments - Overall.
The following ASUs were not yet effective as of December 31, 2018:
New Developments
Collaborative Arrangements - November 2018: Amended guidance makes targeted improvements to GAAP for collaborative arrangements including: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and (iii) requiring that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively to the date of initial application of ASC 606. An entity may elect to apply the amendments in this ASU retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of ASC 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in ASC 606. We are currently assessing the effect the adoption of this standard will have on our financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Previously Disclosed
Intangibles - Goodwill and Other - Internal-Use Software - August 2018: Amended guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Fair Value Measurement - August 2018: Amended guidance modifies fair value measurement disclosure requirements including (i) removing certain disclosure requirements such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) modifying certain disclosure requirements, and (iii) adding certain disclosure requirements such as changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016 (amended through December 2018): The amended guidance is intended to increase transparency and comparability among organizations by requiring additional disclosures to reflect the significance of an entity’s leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Many long-term operating leases, including agreements relating to real estate, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. Certain leases embedded in other arrangements, such as service and supplier contracts, may be accounted for separately by allocating payments between lease and non-lease components.
The new standard provides a number of optional practical expedients in transition. We currently expect to elect the package of practical expedients, which permits us to carryforward our prior conclusions about lease identification, lease classification and initial direct costs. Additionally, we currently expect to adopt the practical expedient that allows comparative periods to be reported under current lease accounting guidance consistent with previously issued financial statements. We also do not currently expect to record leases on the balance sheet that at the commencement date have a lease term of twelve months or less.
While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our Balance Sheet for our real estate operating leases and providing significant new disclosures about our leasing activities. These operating leases will be recognized on a straight-line basis in rent expense. Additionally, we continue to evaluate the impact of the adoption on our existing failed sale-leaseback transactions. The Company expects the accounting for lease agreements where the Company is a lessor to be accounted for in the same manner as those agreements are accounted for under current accounting guidance.
This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We will adopt the new standard on January 1, 2019 and have elected to apply the guidance as of the adoption date. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
Financial Instruments - Credit Losses - June 2016 (amended through November 2018) : Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had b

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

een recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this ASU. We are currently assessing the effect the adoption of this standard will have on our financial statements.
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
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $8 million, $6 million, and $2 million, respectively, for the years ended December 31, 2018, 2017, and 2016.
Useful Lives

Land improvements			12	years
Buildings	5	to	40	years
Building and leasehold improvements	3	to	30	years
Riverboats and barges			30	years
Furniture, fixtures, and equipment	2.5	to	12	years

Property and Equipment, Net

	As of December 31,
(In millions)	2018	2017 (1)
Land	$4,871	$4,857
Buildings, riverboats, and leasehold and land improvements	12,243	11,824
Furniture, fixtures, and equipment	1,563	1,277
Construction in progress	406	329
Total property and equipment	19,083	18,287
Less: accumulated depreciation	(3,038)	(2,133)
Total property and equipment, net	$16,045	$16,154

____________________

(1)	We reclassified $73 million in land improvements to Buildings, riverboats and leasehold and land improvements to align with our 2018 reporting presentation.
During 2018, we recorded tangible asset impairment charges of $14 million, which was related to the closure of casino operations at our property Tunica Roadhouse in January 2019.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation Expense and Other Amortization Expense

	Years Ended December 31,
(In millions)	2018	2017	2016
Depreciation expense (1)	$1,074	$555	$369
Other amortization expense	3	4	5

____________________

(1)
Depreciation expense for 2018 includes accelerated depreciation of $83 million due to asset removal and replacement in connection with property renovations primarily at Flamingo Las Vegas, Harrah’s Atlantic City, Paris Las Vegas, Harrah’s Las Vegas and Bally’s Las Vegas compared with $80 million in 2017 primarily at Flamingo Las Vegas, Bally’s Las Vegas, Harrah’s Las Vegas, Harrah’s Laughlin, Planet Hollywood and Harrah’s New Orleans and $55 million in 2016 primarily at Planet Hollywood, Paris Las Vegas, Harrah’s Las Vegas and Flamingo Las Vegas.

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
Caesars Rewards
On January 30, 2019, Caesars announced the rebranding of Total Rewards, the Company’s industry-leading loyalty program, to Caesars Rewards effective February 1, 2019. The new program leverages the premium Caesars brand to better connect Caesars’ elevated standard and prestige with the Company’s global destinations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Value of Goodwill by Segment

(In millions)	Las Vegas	Other U.S.	All Other	CEC Total
Gross Goodwill
Balance as of January 1, 2017	$4,410	$650	$—	$5,060
OpCo acquisition (1)	1,794	352	61	2,207
Balance as of December 31, 2017	6,204	1,002	61	7,267
Accumulated Impairment
Balance as of January 1, 2017 and December 31, 2017	(3,115)	(337)	—	(3,452)
Net carrying value, as of December 31, 2017 (2)	$3,089	$665	$61	$3,815

Gross Goodwill
Balance as of January 1, 2018	$6,204	$1,002	$61	$7,267
Centaur acquisition (1)	—	275	—	275
Other	—	—	(3)	(3)
Balance as of December 31, 2018	6,204	1,277	58	7,539
Accumulated Impairment
Balance as of January 1, 2018	(3,115)	(337)	—	(3,452)
Impairment	—	(17)	(26)	(43)
Balance as of December 31, 2018	(3,115)	(354)	(26)	(3,495)
Net carrying value, as of December 31, 2018 (2)	$3,089	$923	$32	$4,044
____________________

(1)	See Note 4 for further details relating to the acquisitions of OpCo and Centaur.

(2)
$405 million of goodwill is associated with a reporting unit with zero or negative carrying value. As the reporting unit has a positive fair value, there was no impairment associated with this reporting unit.

Changes in Carrying Value of Intangible Assets Other than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2018	2017	2018	2017	2018	2017
Balance as of January 1	$355	$285	$1,254	$148	$1,609	$433
Impairments (1)	—	—	(21)	—	(21)	—
Amortization expense	(68)	(67)	—	—	(68)	(67)
Deconsolidation of Horseshoe Baltimore (2)	—	—	—	(22)	—	(22)
OpCo acquisition (3)	—	137	—	1,124	—	1,261
Centaur acquisition (3)	55	—	1,390	—	1,445	—
Other additions (4)	—	—	20	—	20	—
Other	—	—	(8)	4	(8)	4
Balance as of December 31	$342	$355	$2,635	$1,254	$2,977	$1,609

____________________

(1)	$12 million recognized in our Other U.S. segment and $9 million recognized in our All Other segment.

(2)	See Note 2 or further details relating to the deconsolidation of Horseshoe Baltimore.

(3)	See Note 4 for further details relating to the acquisitions of OpCo and Centaur.

(4)	Other additions of $20 million are related to gaming rights.
During 2018, as a result of declines in our stock price and increases in market yields within our industry, which are both factors used to determine the discount rate, along with downward adjustments to expectations of future performance at certain of our properties outside of Las Vegas, we recognized impairment charges related to goodwill of $43 million and gaming rights of $21 million for certain of our properties.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other than Goodwill

	December 31, 2018				December 31, 2017
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Trade names and trademarks	2.3	$14	$(3)	$11	$—	$—	$—
Customer relationships	4.5	1,071	(756)	315	1,030	(693)	337
Contract rights	6.0	3	(2)	1	3	(2)	1
Gaming rights and other	5.5	43	(28)	15	43	(26)	17
		$1,131	$(789)	342	$1,076	$(721)	355
Non-amortizing intangible assets
Trademarks				790			790
Gaming rights				1,592			211
Caesars Rewards				253			253
				2,635			1,254
Total intangible assets other than goodwill				$2,977			$1,609

The aggregate amortization expense for intangible assets that continue to be amortized was $68 million, $67 million, and $65 million, respectively, for the years ended December 31, 2018, 2017, and 2016.
Estimated Five-Year Amortization

	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023
Estimated annual amortization expense	$71	$71	$60	$17	$15

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

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2018
Assets
Government bonds	$15	$—	$15	$—
Derivative instruments - interest rate swaps	6	—	6	—
Total assets at fair value	$21	$—	$21	$—
Liabilities
Derivative instruments - interest rate swaps	$22	$—	$22	$—
Derivative instruments - CEC Convertible Notes	324	—	324	—
Disputed claims liability	45	—	45	—
Total liabilities at fair value	$391	$—	$391	$—

December 31, 2017
Assets
Equity securities	$8	$8	$—	$—
Government bonds	25	—	25	—
Total assets at fair value	$33	$8	$25	$—
Liabilities
Derivative instruments - CEC Convertible Notes	$1,016	$—	$—	$1,016
Disputed claims liability	112	—	—	112
Total liabilities at fair value	$1,128	$—	$—	$1,128

Changes in Level 3 Fair Value Measurements

(In millions)	CEC Convertible Notes (1)	VICI Call Right (2)	Derivative Instruments (1)	Disputed Claims Liability
Balance as of January 1, 2017	$1,600	$131	$—	$—
Restructuring of CEOC and other	640	46	—	—
Settlement of Restructuring Support and Forbearance Agreement Accrual	(2,240)	(177)	1,080	112
Change in fair value recorded in Other income/(loss)	—	—	(64)	—
Balance as of December 31, 2017	—	—	1,016	112
Change in fair value recorded in Other income/(loss)	—	—	(282)	(10)
Change due to resolved claims in Disputed claims liability	—	—	4	(29)
Transfer to Level 2 on October 1, 2018 (3)	—	—	(738)	(73)
Balance as of December 31, 2018	$—	$—	$—	$—
____________________

(1)
The CEC Convertible Notes were remeasured at fair value and issued on the Effective Date with a debt component and a derivative liability component. See Note 12 for further details on the debt portion of the CEC Convertible Notes. The derivative portion of the CEC Convertible Notes is a recurring fair value measurement, see below.

(2)
The VICI Call Right was remeasured at fair value and then transferred to Accrued expenses and other current liabilities on the Balance Sheet upon settlement on the Effective Date because it is an option related to real estate and not a derivative. See Note 9.

(3)
Due to a change in valuation methodology of the CEC Convertible Notes on October 1, 2018, the derivative liability of the CEC Convertible Notes and the Disputed claims liability were transferred to Level 2.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the CEC Convertible Notes contains bifurcated derivative features and qualifies for derivative accounting. In accordance with ASC 815, CEC has bifurcated the conversion features of the CEC Convertible Notes and recorded a derivative liability. The CEC Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the CEC Convertible Notes are carried on CEC’s Balance Sheet at fair value in Deferred credits and other liabilities. The derivative liability is marked-to-market each measurement period and the changes in fair value of $697 million and $64 million, respectively, were recorded as a component of Other income/(loss) for the years ended December 31, 2018 and 2017 in the Statements of Operations. The derivative liability associated with the CEC Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.
Valuation Methodology
The CEC Convertible Notes have a face value of $1.1 billion, a term of 7 years, a coupon rate of 5%, and are convertible into 156 million shares of CEC common stock, of which 151 million shares are net of amounts held by CEC.
As of December 31, 2017, we estimated the fair value of the CEC Convertible Notes using a binomial lattice valuation model that incorporated the value of both the straight debt and conversion features of the notes. The valuation model incorporated assumptions regarding the incremental cost of borrowing for CEC, the value of CEC’s equity into which these notes could convert, the expected volatility of such equity, and the risk-free rate. Since the key assumptions used in the valuation model, including CEC’s estimated incremental cost of borrowing and the expected volatility of CEC’s equity, were significant unobservable inputs, the fair value for the conversion features of the CEC Convertible Notes was classified as Level 3.
Key Assumptions as of December 31, 2017 -

•	Incremental cost of borrowing - 4.75%

•	Expected volatility - 30%

•	Risk-free rate - 2.3%
As of December 31, 2018, we estimated the fair value of the CEC Convertible Notes using a market-based approach that incorporated the value of both the straight debt and conversion features of the notes. The valuation model incorporated actively traded prices of the CEC Convertible Notes as of the reporting date, the value of CEC’s equity into which these notes could convert, and assumptions regarding the incremental cost of borrowing for CEC. Since the key assumption used in the valuation model is the actively traded price of CEC Convertible Notes but the incremental cost of borrowing is an unobservable input, the fair value for the conversion features of the CEC Convertible Notes was classified as Level 2.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Key Assumptions as of December 31, 2018 -

•	Actively traded price of CEC Convertible Notes - $122.38

•	Incremental cost of borrowing - 7.0%
Interest Rate Swap Derivatives
We use forward-starting interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. During the years ended December 31, 2018 and 2017, respectively, we entered into six and four interest rate swap agreements to fix the interest rate on $2.0 billion and $1.0 billion of variable rate debt. As of December 31, 2018, we have entered into ten interest rate swap agreements for notional amounts totaling $3.0 billion. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements will be accrued as interest rates change and recognized as an adjustment to interest expense for the related debt beginning on December 31, 2018. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of December 31, 2018 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of December 31, 2018	Maturity Date
12/31/2018	250	2.274%	2.522%	12/31/2022
12/31/2018	200	2.828%	2.522%	12/31/2022
12/31/2018	600	2.739%	2.522%	12/31/2022
1/1/2019	250	2.153%	N/A	12/31/2020
1/1/2019	250	2.196%	N/A	12/31/2021
1/1/2019	400	2.788%	N/A	12/31/2021
1/1/2019	200	2.828%	N/A	12/31/2022
1/2/2019	250	2.172%	N/A	12/31/2020
1/2/2019	200	2.731%	N/A	12/31/2020
1/2/2019	400	2.707%	N/A	12/31/2021

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
The effect of derivative instruments designated as hedging instruments on the Balance Sheet for amounts transferred into Accumulated other comprehensive income/(loss) (“AOCI”) was a loss of $16 million for the year ended December 31, 2018 and was immaterial in 2017. The estimated amount of existing losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $1 million.
Disputed Claims Liability
CEC and CEOC deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to satisfy certain remaining unsecured claims (excluding debt claims) as they become allowed (see Note 11). We have estimated the fair value of the remaining liability of those claims. As key assumptions used in the valuation model, including assumptions for the conversion features of the CEC Convertible Notes, included significant unobservable inputs, the fair value of the liability was classified as Level 3 as of December 31, 2017. As of December 31, 2018, due to our change in our valuation methodology of the CEC Convertible Notes (see above), the fair value of the Disputed claims liability is now classified as Level 2.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended December 31, 2018 and 2017, the changes in fair value related to the disputed claims liability was income of $24 million and immaterial, respectively, which were recorded as components of Other income/(loss) in the Statements of Operations.
Note 9 — Accrued Expenses and Other Current Liabilities

	As of December 31,
(In millions)	2018	2017
Payroll and other compensation	$281	$268
VICI Call Right	177	177
Self-insurance claims and reserves	173	192
Accrued taxes	157	137
Advance deposits	92	126
Disputed claims liability (See Note 11)	45	112
Chip and token liability	37	38
Other accruals	255	276
Total accrued expenses and other current liabilities	$1,217	$1,326

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
VICI Call Right
On the Effective Date, in accordance with the Plan, VICI received the VICI Call Right for up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City, Harrah’s Laughlin, and Harrah’s New Orleans for a cash purchase price of ten times the agreed upon annual rent for each property. The VICI Call Right is subject to the terms of the CRC Credit Agreement (defined in Note 12). On the Effective Date, the VICI Call Right was transferred to Accrued expenses and other current liabilities on our Balance Sheet at an amount equal to the fair value of the option on the Effective Date. Management does not believe that the liability should continue to be recognized at fair value after initial recognition until the execution or expiration of the option because it is an option related to real estate, not a derivative, and the fair value option has not been elected. Additionally, provided the real estate property assets remain on the Balance Sheets, they will be evaluated for impairment.
Note 10 — Leases
Operating Leases
We lease both real estate and equipment used in our operations. As of December 31, 2018, the remaining term of our operating leases ranged from 1 to 79 years with various automatic extensions. For the years ended December 31, 2018, 2017 and 2016, rent expense for operating leases was $118 million, $84 million and $74 million, respectively. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. However, such amounts are not considered material.
Failed Sale-Leaseback Financing Obligations
As described in Note 1 and Note 4, in conjunction with CEOC’s emergence from bankruptcy, OpCo, which was acquired by CEC and then immediately merged with and into CEOC LLC, with CEOC LLC as the surviving entity, entered into leases with VICI on the Effective Date related to certain real property assets formerly held by CEOC (each a “CEOC LLC Lease Agreement,” and,

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

collectively, the “CEOC LLC Lease Agreements”): (i) for Caesars Palace Las Vegas, (ii) for a portfolio of properties at various locations throughout the United States, and (iii) for Harrah’s Joliet Hotel & Casino. Additionally, on December 22, 2017, Harrah’s Las Vegas sold certain real estate assets to VICI and simultaneously entered into the Harrah’s Las Vegas lease. On July 11, 2018, we sold Octavius Tower to VICI and continue to operate the Octavius Tower under the current terms of the long-term agreement with VICI relating to Caesars Palace. On December 26, 2018, we sold all land and real property improvements used in the operation of Harrah’s Philadelphia to VICI and now lease the real property of Harrah’s Philadelphia from VICI pursuant to the CEOC LLC Lease Agreement relating to certain of our other domestic properties, which was amended to include Harrah’s Philadelphia.
Each lease agreement provides for fixed rent (subject to escalation) during an initial term, then rent consisting of both base rent and variable percentage rent elements, and has a 15-year initial term and four five-year renewal options, subject to certain restrictions on extension applicable to certain of the leased properties. The CEOC LLC Lease Agreements and the Harrah’s Las Vegas lease provide for annual fixed rent of $695 million and $87 million, respectively. Each of the leases includes escalation provisions beginning in year two of the initial term and continuing through the renewal terms. The leases also include provisions for contingent rental payments calculated, in part, based on increases or decreases of net revenue of the underlying lease properties, commencing in year eight of the initial term and continuing through the renewal terms.
On December 26, 2018, we and VICI consummated modifications to certain of our existing lease agreements. The modifications bring certain of the lease terms into alignment with other master leases in the sector and the long-term performance of the properties and create additional flexibility to facilitate our future development strategies. The modifications include, among other things: (i) the inclusion of Harrah’s Philadelphia in a CEOC LLC Lease Agreement; (ii) certain changes to a CEOC LLC Lease Agreement to reflect that the Octavius Tower is now owned by VICI and leased directly by VICI to a subsidiary of CEC pursuant to the lease; (iii) from the commencement of the eighth lease year, the implementation of EBITDAR to rent coverage tests in the CEOC LLC Lease Agreements that cap base rent escalations in the leases; and (iv) certain modifications to the rent escalators and the reduction of variable rent increases (or decreases, as applicable) for certain of the leases.
The leases were evaluated as a sale-leaseback of real estate. Under the terms of the lease agreements, we contribute to reserve accounts for which VICI has the right to collaterally assign the security interest in a future VICI financing. We determined that this contingent-collateral arrangement represents a prohibited form of continuing involvement. Among other things, we estimated that the length of the leases, including optional renewal periods, would represent substantially all (90% or more) of the remaining economic lives of the properties and facilities subject to the leases, and the terms of the renewal options give the Company the ability to renew the lease at a rate that has the potential of being less than a fair market value rate as determined at the time of renewal. These, among certain other conditions, represent a prohibited form of continuing involvement. Therefore, we determined that these transactions did not qualify for sale-leaseback accounting, and we accounted for the transaction as a financing.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future Minimum Lease Commitments

(In millions)	Operating Leases	Financing Obligation
2019	$82	$753
2020	70	809
2021	57	822
2022	53	836
2023	51	855
Thereafter	966	34,333
Total minimum rental commitments	$1,279	$38,408

Guarantee for Failed Sale-Leaseback
Subject to certain exceptions, the payment of all monetary obligations under the CEOC LLC Lease Agreements are guaranteed by CEC and the payment of all monetary obligations under the Harrah’s Las Vegas lease is guaranteed by CRC.
Note 11 — Litigation, Contractual Commitments, and Contingent Liabilities
Litigation
Caesars is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Contractual Commitments
Exit Cost Accruals
As of December 31, 2018 and 2017, exit costs were included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the accompanying Balance Sheets for accruals related to the following:

		As of December 31,
(In millions)	Accrual Obligation End Date	2018	2017
Future obligations under land lease agreements (1)	December 2092	$43	$43
Iowa greyhound pari-mutuel racing fund	December 2021	33	40
Permanent closure of international properties (2)	January 2032	10	18
Unbundling of electric service provided by NV Energy	February 2024	58	38
Total		$144	$139
____________________

(1)	Associated with the abandonment of a construction project near the Mississippi Gulf Coast.

(2)	Properties include Alea Leeds, Golden Nugget and Southend.
NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service was completed in the first quarter of 2018 (the “Cease-Use Date”). As a result of our decision to exit, an order from the Public Utilities Commission of Nevada required that we pay an aggregate exit fee of $48 million. These fees are payable over three to six years at an aggregate present value of $34 million as of December 31, 2018 and were recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheet.
For six years following the Cease-Use Date, we will also be required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of above-market renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. As of the effective date of the transition, total fees to be incurred were $31 million, which were accrued at its present value in the first quarter of 2018. As of December 31, 2018,

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$24 million was recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheet. The amount will be adjusted in the future if actual fees incurred differ from our estimates.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports teams for advertising, marketing, promotional, and sponsorship opportunities. As of December 31, 2018, obligations related to these agreements were $177 million with contracts extending through 2034.
Golf Course Properties
Concurrently with the execution of the CEOC LLC Lease Agreements with VICI described in Note 10, certain Golf Course Properties were sold to VICI. CEOC LLC entered into a Golf Course Use Agreement with VICI over a 35-year term, pursuant to which we incur (i) an annual payment of $10 million subject to escalation, (ii) an annual use fee of $3 million, subject to escalation beginning in the second year, and (iii) per-round fees. All of these payments are guaranteed by CEC. Although the Golf Course Use Agreement was determined not to be a lease, the escalation points reference the CEOC LLC Lease Agreement relating to certain of our other domestic properties, which was modified (see Note 10 for additional information).
An obligation of $143 million is recorded in Deferred credits and other liabilities as of December 31, 2018, which represents the amount that the obligations of $10 million in annual payments to be made under the Golf Course Use Agreement exceeds the fair value of services being received.
The obligation is being amortized using the effective interest method over the term of the Golf Course Use Agreement which continues through October 2052. The amortization on this obligation was $11 million for the year ended December 31, 2018 and immaterial for the year ended December 31, 2017, reflected in Interest expense in our Statements of Operations.
VICI Leases
Under the CEOC LLC Lease Agreements and the Harrah’s Las Vegas lease, we are required to spend certain minimum amounts on capital expenditures.
Tribal Casino Management Contracts
The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that state that a minimum monthly payment must be made to the applicable tribe. This payment obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to contracts for the four managed, Indian-owned facilities, is approximately $1 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.
Separation Agreement
On November 1, 2018, the Company announced that Mark P. Frissora, our President and Chief Executive Officer, will leave the Company. Subject to the terms of the separation agreement entered into between the Company and Mr. Frissora (as amended, the “Separation Agreement”), Mr. Frissora will continue as President and Chief Executive Officer until a termination date of April 30, 2019 (which the Company may extend by one month) for purposes of continuity of leadership as the Company searches for a successor to Mr. Frissora. In connection with his Separation Agreement, upon his termination date, Mr. Frissora will be vested in all unvested equity and cash awards (with vesting of performance stock units and options remaining subject to achievement of applicable targets and options generally exercisable for two years after vesting). As a result of the separation, a total of $32 million of accelerated compensation will be recognized, of which $19 million was recognized during the year ended December 31, 2018, and the remainder will be amortized in 2019 through his exit date of April 30, 2019.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contingent Liabilities
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
Following the Effective Date, actions to enforce or otherwise affect repayment of liabilities preceding the Petition Date, as well as pending litigation against the Debtors related to such liabilities, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. CEOC LLC will continue the process of reconciling such claims to the amounts listed by the Debtors in their schedules of assets and liabilities, as amended. The amounts submitted by claimants that remain unresolved total approximately $590 million. We estimate the fair value of these claims to be $45 million as of December 31, 2018, which is based on management’s estimate of the claim amounts that the Bankruptcy Court will ultimately allow and the fair value of the underlying CEC common stock and CEC Convertible Notes held in escrow for the purpose of resolving those claims. See Note 8.
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
As of December 31, 2018, approximately $49 million in cash, 8 million shares of CEC common stock, and $32 million in principal value of CEC Convertible Notes remain in reserve for distribution to holders of disputed claims whose claims may ultimately become allowed in the escrow trust. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s Financial Statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Plan.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Debt

	December 31, 2018				December 31, 2017
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (2)	$100	$100	$—
CRC Term Loan	2024	variable (3)	4,653	4,577	4,616
CEOC LLC Revolving Credit Facility	2022	variable (4)	—	—	—
CEOC LLC Term Loan	2024	variable (5)	1,485	1,483	1,499
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,083	1,083	1,078
CRC Notes	2025	5.25%	1,700	1,668	1,664
Special Improvement District Bonds	2037	4.30%	54	54	56
Total debt			9,075	8,965	8,913
Current portion of long-term debt			(164)	(164)	(64)
Long-term debt			$8,911	$8,801	$8,849

Unamortized premiums, discounts and deferred finance charges				$110	$121
Fair value			$8,527
____________________

(1)	Interest rate is fixed, except where noted.

(2)
London Interbank Offered Rate (“LIBOR”) plus 2.00%. On May 4, 2018, the interest rate was reduced from the previous LIBOR plus 2.25% to LIBOR plus 2.13% and on August 2, 2018, the interest rate was further reduced to LIBOR plus 2.00% due to step-downs based on the senior secured leverage ratio in accordance with the CRC Credit Agreement. On November 2, 2018, the interest rate was increased to LIBOR plus 2.13% due to a step-up based on the senior secured leverage ratio as of September 30, 2018.

(3)	LIBOR plus 2.75%.

(4)	LIBOR plus 2.00%.

(5)	LIBOR plus 2.00%. On April 16, 2018, the interest rate was repriced from the previous LIBOR plus 2.50%, see below.
Annual Estimated Debt Service Requirements

	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Annual maturities of long-term debt	$164	$64	$64	$64	$64	$8,655	$9,075
Estimated interest payments	480	470	470	460	450	540	2,870
Total debt service obligation (1)	$644	$534	$534	$524	$514	$9,195	$11,945
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the ten interest rate swap agreements (see Note 8). Actual payments may differ from these estimates.

Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2018 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of December 31, 2018 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
CRC Term Loan and Revolving Credit Facility
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
The CRC Term Loan matures in 2024. The CRC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The CRC Term Loan requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CRC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of December 31, 2018, $100 million was outstanding under the CRC Revolving Credit Facility and approximately $36 million was committed to outstanding letters of credit.
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
CRC Notes
On October 16, 2017, CRC Escrow Issuer LLC (“Escrow Issuer”) and CRC Finco. Inc., then both wholly owned subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). On December 22, 2017, Escrow Issuer merged with and into CRC, with CRC as the surviving entity and issuer of the CRC Notes.
CEOC LLC Term Loan and Revolving Credit Facility
As part of the acquisition of OpCo on the Effective Date, we assumed debt that was issued in connection with CEOC’s emergence from bankruptcy including a $1.235 billion term loan (the “CEOC LLC Term Loan”) pursuant to a Credit Agreement dated as of October 6, 2017 (the “CEOC LLC Credit Agreement”). In addition, OpCo had a $200 million revolving credit facility under the CEOC LLC Credit Agreement (the “CEOC LLC Revolving Credit Facility”).
The CEOC LLC Term Loan matures in 2024 and the CEOC LLC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The CEOC LLC Term Loan requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CEOC LLC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of December 31, 2018, no borrowings were outstanding under the CEOC LLC Revolving Credit Facility and approximately $39 million was committed to outstanding letters of credit.
On December 18, 2017, CEOC LLC completed a $265 million incremental term loan facility (the “Incremental Term Loan”) under the CEOC LLC Credit Agreement. The Incremental Term Loan is structured as an add-on to the existing CEOC LLC Term Loan and has the same terms as the existing CEOC LLC Term Loan, including the same applicable interest rate and the same amortization and maturity date.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
On April 16, 2018, CEOC LLC entered into Amendment No. 1 to the CEOC LLC Credit Agreement (the “CEOC LLC Credit Agreement Amendment”) that, among other things, reduced the interest rate margins applicable to the CEOC LLC Term Loan (including the Incremental Term Loan).
After giving effect to the CEOC LLC Credit Agreement Amendment, the applicable margins under the CEOC LLC Credit Agreement are (a) with respect to the CEOC LLC Term Loan, (including the Incremental Term Loan), 2.00% per annum in the case of any LIBOR loan or 1.00% per annum in the case of any base rate loan and (b) in the case of the CEOC LLC Revolving Credit Facility, 2.00% per annum in the case of any LIBOR loan and 1.00% per annum in the case of any base rate loan, subject in the case of the CEOC LLC Revolving Credit Facility to two 0.125% step-downs based on CEOC LLC’s SSLR.
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
The CEC Convertible Notes are convertible at the option of holders into a number of shares of CEC common stock that is equal to approximately 0.139 shares of CEC common stock per $1.00 principal amount of CEC Convertible Notes, which is equal to an initial conversion price of $7.19 per share. If all the shares were issued on the Effective Date, they would have represented approximately 17.9% of the shares of CEC common stock outstanding on a fully diluted basis. The holders of the CEC Convertible Notes can convert them at any time after issuance. CEC can convert the CEC Convertible Notes beginning in October 2020 if the last reported sale price of CEC common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. CEC does not have any other redemption rights under the CEC Convertible Notes. As of December 31, 2018, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock, of which 151 million shares are net of amounts held by CEC, are issuable upon conversion of the CEC Convertible Notes. As of December 31, 2018, the remaining life of the CEC Convertible Notes is 5.75 years.
The Company has determined that the CEC Convertible Notes contain derivative features that require bifurcation. We separately account for the liability component and equity conversion option of the CEC Convertible Notes. The portion of the overall fair value allocated to the liability was calculated by using a market-based approach without the conversion features included. The difference between the overall instrument value and the value of the liability component was assumed to be the value of the equity component. See Note 8 for more information on the CEC Convertible Notes’ fair value measurements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities in 2018

(In millions)	Proceeds	Repayments	Loss on Extinguishment of Debt
CRC Revolving Credit Facility	$700	$(600)	$—
CRC Term Loan	—	(47)	—
CEOC LLC Term Loan (1)	467	(482)	(1)
Other debt activity	—	(1)	—
Total	$1,167	$(1,130)	$(1)

____________________

(1)	Includes amounts related to Amendment No. 1 to the CEOC LLC Credit Agreement discussed above.
Terms of Outstanding Debt
Restrictive Covenants
The CRC Credit Agreement, CEOC LLC Credit Agreement, as amended, and the indentures related to the CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the ability of CRC and certain of its subsidiaries, and CEOC LLC and certain of its subsidiaries, respectively, to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions. The indenture related to the CEC Convertible Notes contains covenants including negative covenants, which, subject to certain exceptions, limit the Company’s ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets, and make acquisitions.
The CRC Revolving Credit Facility and CEOC LLC Revolving Credit Facility include maximum first-priority net SSLR financial covenants of 6.35:1 and 3.50:1, respectively, which are applicable solely to the extent that certain testing conditions are satisfied.
Guarantees
The borrowings under the CRC Credit Agreement and CEOC LLC Credit Agreement, as amended, are guaranteed by the material, domestic, wholly owned subsidiaries of CRC and CEOC LLC, respectively, (subject to exceptions) and substantially all of the applicable existing and future property and assets of CRC or CEOC LLC, respectively, and their respective subsidiary guarantors serve as collateral for the respective borrowings.
The CRC Notes are guaranteed on a senior unsecured basis by each wholly owned, domestic subsidiary of CRC that is a subsidiary guarantor with respect to the CRC Senior Secured Credit Facilities.
Restricted Net Assets
Because of the restrictions in our borrowings and other arrangements, the amount of net assets at consolidated subsidiaries not available to be remitted to CEC via dividend, loan or transfer was approximately $3.2 billion as of both December 31, 2018 and 2017.
Note 13 — Stockholders’ Equity
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the year ended December 31, 2018, we repurchased approximately 31 million shares for approximately $311 million under the program recorded in Treasury stock.

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
Basic and Dilutive Net Earnings Per Share Reconciliation

	Years Ended December 31,
(In millions, except per share data)	2018	2017	2016
Income/(loss) from continuing operations attributable to Caesars, net of income taxes	$303	$(368)	$(6,429)
Income from discontinued operations attributable to Caesars, net of income taxes	—	—	3,380
Net income/(loss) attributable to Caesars	303	(368)	(3,049)
Dilutive effect of CEC Convertible Notes, net of tax	42	—	—
Adjusted net income/(loss) attributable to Caesars	$345	$(368)	$(3,049)

Weighted-average common shares outstanding - basic	686	279	146
Dilutive potential common shares: Stock-based compensation awards	4	—	—
Dilutive potential common shares: CEC Convertible Notes	151	—	—
Weighted-average common shares outstanding - diluted	841	279	146

Basic earnings/(loss) per share from continuing operations	$0.44	$(1.32)	$(43.96)
Basic earnings per share from discontinued operations	—	—	23.11
Basic earnings/(loss) per share	$0.44	$(1.32)	$(20.85)

Diluted earnings/(loss) per share from continuing operations	$0.41	$(1.32)	$(43.96)
Diluted earnings per share from discontinued operations	—	—	23.11
Diluted earnings/(loss) per share	$0.41	$(1.32)	$(20.85)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Years Ended December 31,
(In millions)	2018	2017	2016
Stock-based compensation awards	11	21	19
CEC Convertible Notes	—	36	—
Total anti-dilutive common stock	11	57	19

Note 15 — Revenue Recognition
Adoption of New Revenue Recognition Standard
In May 2014, the FASB issued a new standard related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers. We adopted the standard effective January 1, 2018, using the full retrospective method, which requires the Company to recast each prior reporting period presented consistent with the new standard. The most significant effects of adopting the new standard related to the accounting for our Caesars Rewards customer loyalty program and casino promotional allowances.
Caesars Rewards affects revenue from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Previously, the Company accrued a liability based on the estimated cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as “breakage”), based upon the cost of historical redemptions. Upon adoption of the new accounting standard, Reward Credits are no longer recorded at cost, and a

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

deferred revenue model is used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. This results in a portion of casino revenues being recorded as deferred revenue as Reward Credits are earned. Revenue is recognized in a future period based on when and for what good or service the Reward Credits are redeemed (e.g., a hotel room).
Additionally, we previously recorded promotional allowances in a separate line item within net revenues. As part of adopting the new standard, promotional allowances are no longer presented separately. Alternatively, revenue is recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, we are required to allocate a portion of the casino revenues earned from the customer to rooms revenues based on the standalone selling price of the room. As a result of this change, we are reporting substantially lower casino revenues; however, this change, and other less significant adjustments that were required upon adoption, did not have an aggregate material effect on total net revenues, operating income, net income, or cash flows.
Effect of Adopting New Revenue Recognition Standard - Balance Sheets

(In millions)	Previously Reported	ASC Adjustments	As Recast
December 31, 2017
Receivables, net	$496	$(2)	$494
Property and equipment, net (1)	16,228	(74)	16,154
Accrued expenses and other current liabilities (2)	1,459	(133)	1,326
Contract liabilities (2)	—	129	129
Financing obligations (1)	9,429	(74)	9,355
Deferred credits and other liabilities	1,473	1	1,474
Stockholders’ equity	3,296	1	3,297
December 31, 2016
Stockholders’ deficit	(1,609)	2	(1,607)
December 31, 2015
Stockholders’ equity	2,039	3	2,042
____________________

(1)
The conditions that were considered prohibited forms of continuing involvement related to our sale of the Golf Course Properties (see Note 11) are no longer considered continuing involvement under the new revenue recognition standard. As a result of adopting the new standard on a full retrospective basis, we are now reflecting this transaction as a completed sale in the period in which it occurred.

(2)	Adjustments are primarily related to the reclassification of assets and liabilities in accordance with the new accounting and disclosure requirements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect of Adopting New Revenue Recognition Standard - Statements of Operations

	Year Ended December 31, 2017		Year Ended December 31, 2016
(In millions)	Prior to Adoption	Post Adoption	Prior to Adoption	Post Adoption
Revenues
Casino	$2,865	$2,168	$2,177	$1,608
Food and beverage	938	982	788	822
Rooms	1,054	1,074	923	950
Other revenue	626	584	527	497
Management fees	—	12	—	—
Reimbursed management costs	48	48	—	—
Casino promotional allowances	(679)	—	(538)	—
Net revenues	4,852	4,868	3,877	3,877
Operating expenses
Direct
Casino	1,521	1,213	1,128	890
Food and beverage	446	693	383	572
Rooms	276	360	249	318
Property, general, administrative, and other	1,133	1,124	1,166	1,147
Reimbursable management costs	48	48	—	—
Depreciation and amortization	628	626	439	439
Corporate expense	204	202	194	194
Other operating costs	64	65	91	91
Total operating expenses	4,320	4,331	3,650	3,651
Income from operations	532	537	227	226
Interest expense	(774)	(773)	(599)	(599)
Gain on deconsolidation of subsidiaries	30	31	—	—
Restructuring and support expenses	(2,028)	(2,028)	(5,729)	(5,729)
Loss on extinguishment of debt	(232)	(232)	—	—
Other income/(loss)	95	95	(29)	(29)
Loss from continuing operations before income taxes	(2,377)	(2,370)	(6,130)	(6,131)
Income tax benefit/(provision)	1,995	1,995	(327)	(327)
Loss from continuing operations, net of income taxes	(382)	(375)	(6,457)	(6,458)
Discontinued operations, net of income taxes	—	—	3,380	3,380
Net loss	(382)	(375)	(3,077)	(3,078)
Net loss attributable to noncontrolling interests	7	7	29	29
Net loss attributable to Caesars	$(375)	$(368)	$(3,048)	$(3,049)

Accounting Policies
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Other Revenue
Other revenue primarily includes revenue from third-party real estate leasing arrangements at our properties. Rental income is recognized ratably over the lease term with contingent rental income being recognized when the right to receive such rental income is established according to the lease agreements.
Reimbursed Management Costs
Reimbursable management costs are presented on a gross basis as revenue and expense, thus resulting in no net impact on operating income.
Caesars Rewards Loyalty Program
Caesars’ customer loyalty program, Caesars Rewards, grants Reward Credits to Caesars Rewards Members based on on-property spending, including gaming, hotel, dining, and retail shopping at all Caesars-affiliated properties. Members may redeem Reward Credits for complimentary or discounted goods and services such as rooms, food and beverages, merchandise, free play, entertainment, and travel accommodations. Members are able to accumulate Reward Credits over time that they may redeem at their discretion under the terms of the program. A member’s Reward Credit balance is forfeited if the member does not earn at least one Reward Credit during a continuous six-month period.
Because of the significance of the Caesars Rewards program and the ability for customers to accumulate Reward Credits based on their past play, we have determined that Reward Credits granted in conjunction with other earning activity represent a performance obligation. As a result, for transactions in which Reward Credits are earned, we allocate a portion of the transaction price to the Reward Credits that are earned based upon the relative standalone selling prices (“SSP”) of the goods and services involved. When the activity underlying the “earning” of the Reward Credits has a wide range of selling prices and is highly variable, such as in the case of gaming activities, we use the residual approach in this allocation by computing the value of the Reward Credits as described below and allocating the residual amount to the gaming activity. This allocation results in a significant portion of the transaction price being deferred and presented as a Contract liability on our accompanying Balance Sheets. Any amounts allocated to Contract liabilities are recognized as revenue when the Reward Credits are redeemed in accordance with the specific recognition policy of the activity for which the credits are redeemed. This balance is further described below under Contract Liabilities.
Our Caesars Rewards loyalty program includes various tiers that offer different benefits, and members are able to earn credits towards tier status, which generally enables them to receive discounts similar to those provided as complimentaries described below. We have determined that any such discounts received as a result of tier status do not represent material rights, and therefore, we do not account for them as distinct performance obligations.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recognized related to the redemption of Reward Credits. We periodically reassess our customer behaviors and revise our expectations as deemed necessary on a prospective basis.
Complimentaries
As part of our normal business operations, we often provide lodging, transportation, food and beverage, entertainment, free play and other goods and services to our customers at no additional charge. Alternatively, Reward Credits can be redeemed for these services.  Both are considered complimentaries. Such complimentaries are provided in conjunction with other revenue‑earning activities and are generally provided to encourage additional customer spending on those activities. Accordingly, we allocate a portion of the transaction price we receive from such customers to the complimentary goods and services. We perform this allocation based on the SSP of the underlying goods and services, which is determined based upon the weighted-average cash sales prices received for similar services at similar points during the year.
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
Receivables

	As of December 31,
(In millions)	2018	2017	2016
Casino	$188	$173	$75
Food and beverage and rooms	62	59	46
Entertainment and other	77	79	26
Contract receivables, net	327	311	147
Other	130	183	20
Receivables, net	$457	$494	$167

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Doubtful Accounts

(In millions)	Contracts	Other	Total
Balance as of January 1, 2016	$35	$13	$48
Provision for doubtful accounts	11	—	11
Write-offs less recoveries	(25)	7	(18)
Balance as of December 31, 2016	21	20	41
Provision for doubtful accounts	9	(1)	8
Write-offs less recoveries	14	(32)	(18)
OpCo consolidation (1)	—	20	20
Balance as of December 31, 2017	44	7	51
Provision for doubtful accounts	17	4	21
Write-offs less recoveries	(18)	(7)	(25)
Balance as of December 31, 2018	$43	$4	$47

____________________

(1)	See Note 4 for further details relating to the acquisition of OpCo.
Contract Liabilities

(In millions)	Caesars Rewards	Customer Advances	Total
Balance as of January 1, 2017	$—	$63	$63
Amount recognized from the beginning balance	—	(56)	(56)
Amount earned and recognized within the period	(19)	34	15
OpCo consolidation (1)	81	28	109
Balance as of December 31, 2017 (2)	62	69	131
Amount recognized during the period (3)	(144)	(440)	(584)
Amount accrued during the period	148	454	602
Balance as of December 31, 2018 (4)	$66	$83	$149
____________________

(1)	See Note 4 for further details relating to the acquisition of OpCo.

(2)	$2 million included within Deferred credits and other liabilities as of December 31, 2017.

(3)	Includes $35 million for Caesars Rewards and $62 million for Customer Advances recognized from the December 31, 2017 Contract liability balances.

(4)	$5 million included within Deferred credits and other liabilities as of December 31, 2018.

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
Note 16 — Stock-Based Compensation
Caesars Entertainment Stock-Based Compensation Plans
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, based on CEC common stock (NASDAQ symbol “CZR”), including time-based and performance-based stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), restricted stock awards, stock grants, or a combination of awards. Forfeitures are recognized in the period in which they occur.
Prior Performance Incentive Plans
Prior performance incentive plans include the Caesars Interactive Entertainment, Inc. Amended and Restated Management Equity Incentive Plan and the Caesars Acquisition Company 2014 Performance Incentive Plan. No awards issued under these plans are outstanding as of December 31, 2018 and 2017, as a result of the sale of Caesars Interactive Entertainment’s (“CIE”) social and mobile games business (the “SMG Business”) as described in Note 19 and the CAC Merger described in Note 1.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 2017, we adopted the Caesars Entertainment Corporation 2017 Performance Incentive Plan, (the “2017 Incentive Plan”) upon approval of the Company’s stockholders and, upon adoption, awards are no longer granted under the Caesars Entertainment Corporation 2012 Performance Incentive Plan, as amended, (the “2012 Incentive Plan”). As of December 31, 2018, there were approximately 8 million options outstanding under the 2012 Incentive Plan, which will expire between years 2022 and 2025. As of December 31, 2018, there were approximately 2 million RSUs outstanding under the 2012 Incentive Plan.
2017 Performance Incentive Plan
The 2017 Incentive Plan allows for the granting of equity based awards for directors, employees, officers and consultants or advisers who render services to Caesars Entertainment or its subsidiaries. Under the 2017 Incentive Plan, a total of 25 million shares of our common stock have been authorized for issuance. No options have been granted under the 2017 plan. RSUs granted under the 2017 Incentive Plan generally vest ratably over four years. PSUs vest over three years. The number of unissued common shares reserved for future grants under the plan is 9 million as of December 31, 2018.
Caesars Entertainment Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2017	9,227,890	$10.36	3.9	$35
Exercised	(746,332)	7.58
Forfeited	(46,519)	8.64
Expired	(74,674)	9.97
Outstanding as of December 31, 2018	8,360,365	10.63	2.8	—
Vested and expected to vest as of December 31, 2018	8,360,365	10.63	2.8	—
Exercisable as of December 31, 2018	7,338,503	9.12	2.7	—

Caesars Entertainment Stock Option Exercises

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Option Exercises:
Number of options exercised	746,332	1,249,640	11,101
Cash received for options exercised (1)	$6	$8	$—
Aggregate intrinsic value of options exercised (1)	$3	$7	$—

____________________

(1)	2016 amounts are immaterial.
Caesars Entertainment Restricted Stock Unit Activity
During the year ended December 31, 2018, we granted RSUs to employees of Caesars Entertainment with an aggregate fair value of $46 million. Each RSU represents the right to receive payment in respect of one share of the Caesars Entertainment’s common stock. The following table summarizes the activity of Caesars Entertainment’s RSUs during the year ended December 31, 2018.

	Units	Weighted Average Fair Value (1)
Outstanding as of December 31, 2017	17,274,659	$11.22
Granted	4,177,558	10.93
Vested	(6,550,480)	10.36
Forfeited	(1,446,645)	11.59
Outstanding as of December 31, 2018	13,455,092	11.51
____________________

(1)	Represents the weighted average grant date fair value of RSUs, which is the share price of our common stock on the grant date.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of RSUs vested during the years ended December 31, 2018, 2017, and 2016, was $72 million, $29 million, and $23 million, respectively.
Caesars Entertainment Performance Stock Unit Activity
In April 2018, the Company granted approximately 1.6 million PSUs that are scheduled to vest in three equal tranches over a three-year period. On each vesting date, recipients will receive between 0% and 200% of the granted PSUs in the form of CEC common stock based on the achievement of specified performance service conditions. Based on the terms and conditions of the awards, the fair value of the PSUs was initially set equal to the quoted market price of our common stock on the date of grant. The grant date fair value is reassessed at each reporting date to reflect the market price of our common stock until a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The following table summarizes the activity of Caesars Entertainment’s PSUs during the year ended December 31, 2018.

	Units	Weighted Average Fair Value (1)
Outstanding as of December 31, 2017	—	$—
Granted	1,569,801	10.78
Forfeited	(103,618)	10.80
Outstanding as of December 31, 2018	1,466,183	6.79
____________________

(1)	Grant date fair value, for which compensation expense of these awards is measured, has not been achieved. This represents the quoted market price of our common stock on the dates indicated.
Unrecognized Compensation Cost
As of December 31, 2018, there was $126 million of total unrecognized compensation cost related to Caesars Entertainment stock-based compensation plans, which is expected to be recognized over a remaining weighted-average period of 2.4 years.
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
As described in Note 19, in September 2016, CIE sold its SMG Business, which represented the majority of CIE’s operations, and the SMG Business has been presented as discontinued operations. Upon the closing of the SMG Business sale, all outstanding CIE stock-based compensation awards were deemed fully vested and were subsequently paid in cash in connection with the closing of the SMG Business sale. The portion of CIE’s stock-based compensation expense directly identifiable with employees of the SMG Business was reclassified to discontinued operations for all periods presented in the Statements of Operations. The portion of CIE’s stock-based compensation expense not directly identifiable with employees of the SMG Business was included in Property, general, administrative, and other in the Statements of Operations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CIE Stock Option Grants and Exercises

(Dollars in millions, except per share data)	Year Ended December 31, 2016
Options Granted:
Number of options granted during period	377
Weighted average grant-date fair value per share (1)	$5,404.93
Weighted average exercise price per share	$19,166.18

Option Exercises:
Number of options exercised	909
Cash received for options exercised	$2
Aggregate intrinsic value of options exercised	$13

____________________

(1)
Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for performance-based options, and the Black-Scholes option-pricing model for time-based options.

Assumptions Used to Estimate CIE Option Value

Year Ended December 31, 2016
Expected range of volatility	40.5% - 44.6%
Expected dividend yield	—%
Expected range of term (in years)	0.8 - 4.2
Risk-free interest rate range	0.5% - 1.2%

Composition of Stock-Based Compensation Expense (All Plans)

	Years Ended December 31,
(In millions)	2018	2017	2016 (1)
Corporate expense	$60	$36	$37
Property, general, administrative, and other	19	7	195
Total stock-based compensation expense	$79	$43	$232

____________________

(1)	Includes $189M related to CIE stock-based compensation expense for the year ended December 31, 2016.
Note 17 — Deferred Compensation and Employee Benefit Plans
Deferred Compensation
On December 6, 2018, we adopted the Caesars Entertainment Corporation Executive Supplemental Savings Plan III and the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan, effective January 1, 2019. These plans are unfunded, nonqualified deferred compensation plans. Payment obligations pursuant to the plans are unsecured general obligations of the Company and affiliates of the Company employing participants in the ESSP III. There is no liability as of December 31, 2018.
Deferred Compensation Plans
As of December 31, 2018, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under: (i) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, (ii) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, (iii) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (iv) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (v) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (collectively, the “existing deferred compensation plans”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts. The total liability

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recorded in Deferred credits and other liabilities for these plans was $53 million and $63 million as of December 31, 2018 and 2017, respectively.
Trust Assets
CEC is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement related to a settlement agreement where CEC assumed all obligations to CEOC plan participants under or with respect to all five of the existing deferred compensation plans contemporaneously with the Effective Date (the “Escrow Agreement”), each structured as so-called “rabbi trust” arrangements, which holds assets that may be used to satisfy obligations under the existing deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were approximately $99 million and $125 million as of December 31, 2018 and 2017, respectively, and have been reflected within Deferred charges and other assets on the Balance Sheets.
Savings and Retirement Plan
We maintain a defined contribution savings and retirement plan that allows employees to make pre-tax and after-tax contributions. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to Internal Revenue Service (“IRS”) rules and regulations). Participating employees become vested in matching contributions on a pro-rata basis over five years of credited service. Prior to January 1, 2018, participating employees were eligible to receive a company match of 50% up to 6% of eligible earnings that the individual elected to contribute with an individual cap of $600. During 2018, the company match was the greater of 25% up to 6% of earnings that the individual elected to contribute with no cap or 50% up to 6% of eligible earnings that the individual elected to contribute with an individual cap of $600. Beginning January 1, 2019, the match increases to 50% up to 6% of eligible earnings that the individual elects to contribute with no individual cap (subject to further limitations for certain higher-salaried employees). Our contribution expense for this plan was $14 million, $7 million, and $6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Pension Commitments
We have a defined benefit plan for employees of our London Clubs International subsidiary that provides benefits based on final pensionable salary. The plan is no longer accepting participants or employee contributions. The assets of the plan are held in a separate trustee-administered fund, and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. Annual contributions are made as required. We account for this plan under the immediate recognition method, under which actuarial gains and losses are recognized in our Statements of Operations in the year in which the gains and losses occur rather than deferring them into Other comprehensive income/(loss) and amortizing them over future periods. Any such amounts are recorded in the fourth quarter of each year, and during 2018 and 2017, we recognized a gain of $19 million and a loss of $1 million, respectively. These amounts do not reflect current compensation costs and are recorded outside of Income from operations, within Other income/(loss) on our Statements of Operations.
As of December 31, 2018 and 2017, total plan assets were $180 million and $212 million, respectively, with projected benefit obligations totaling $217 million and $278 million, respectively, resulting in a net pension liability of $37 million and $66 million, respectively, which is recorded within Deferred credits and other liabilities on our Balance Sheets. As of December 31, 2018, our estimated long-term expected return on assets for this plan is 4.9% with a 2.9% discount rate. For the year ended December 31, 2018, we contributed $6 million to the plan, which we expect to remain consistent annually.
Multi-employer Pension Plans
The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from a single-employer plan in the following respects:

i.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

ii.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

iii.
If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunding of the plan, referred to as a “withdrawal liability.”

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi-employer Pension Plan Participation

		Pension Protection Act Zone Status (1)			Contributions (In millions) (2)
Pension Fund	EIN/Pension Plan Number	2018	2017	FIP/RP Status (3)	2018	2017	2016	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement (4)
Southern Nevada Culinary and Bartenders Pension Plan (5)	88-6016617/001	Green	Green	No	$25	$19	$16	No	May 31, 2023
Legacy Plan of the National Retirement Fund (5)(6)	13-6130178/001	N/A	Red	N/A	—	9	5	N/A	N/A
Legacy Plan of the UNITE HERE Retirement Fund (6)	82-0994119/001	Red	N/A	Yes	15	—	—	No	February 29, 2020
Central Pension Fund of the IUOE & Participating Employers (7)	36-6052390/001	Green	Green	No	6	5	5	No	March 31, 2021
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	5	4	4	No	Various up to March 31, 2023
Local 68 Engineers Union Pension Plan (5)(8)(9)	51-0176618/001	Yellow	Yellow	No	1	1	—	No	April 30, 2020
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	—	—	—	No	April 30, 2020
Painters IUPAT	52-6073909/001	Yellow	Yellow	Yes	1	1	1	No	Various up to June 30, 2021
Other Funds					2	1	2
Total Contributions					$55	$40	$33
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

(2)	Comparability to periods prior to the Effective Date are impacted by the consolidation of CEOC LLC in 2017.

(3)	Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(4)	The terms of the current agreement continue indefinitely until either party provides appropriate notice of intent to terminate the contract.

(5)
Employer provided more than 5% of the total contributions for the plan years ended 2017 and 2016. As of the date the financial statements were issued, Forms 5500 were not available for the 2018 plan year.

(6)
Effective January 1, 2018, the Legacy Plan of the National Retirement Fund (“NRF”) spun-off a portion of the plan into the newly created Legacy Plan of the UNITE HERE Retirement Fund (“HERE Plan”). CEC contributes to the HERE Plan and we expect to provide more than 5% of the total contributions for the plan year ended 2018, but the Form 5500 is not yet available. CEC no longer contributes to the NRF.

(7)	Plan years begin February 1.

(8)	Plan years begin July 1.

(9)	The Plan has yet to provide an FIP. FIP status is not considered pending or implemented.

In 2017, we reached an agreement with Hilton Hotels Corporation, whereby CEC received $12 million, of which $7 million was recorded in Deferred credits and other liabilities and $5 million was recorded in Accrued expenses and other current liabilities on the Balance Sheet at December 31, 2017, in exchange for assuming responsibility of a 31.75% funding liability of the Hilton Hotels Retirement Plan. These proceeds have been used to make quarterly contributions, of which $5 million has been contributed for the year ended December 31, 2018. Once the proceeds are depleted, future contributions will be expensed as incurred. $5 million of the remaining proceeds is recorded within Accrued expenses and other liabilities and $2 million is recorded within Deferred credits and other liabilities on our balance sheet as of December 31, 2018.
Note 18 — Income Taxes
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on certain foreign and state NOLs, and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets were not deemed realizable based upon the Company’s recent history of taxable losses.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our year ended

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2017, including, but not limited to (i) reducing the U.S. federal corporate tax rate, (ii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (iii) bonus depreciation that will allow for full expensing of qualified property, (iv) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (v) a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings accumulated post 1986 through 2017 that were previously deferred from U.S. income taxes.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the accounting of the effects of the Tax Act. SAB 118 provides a measurement period that should not be extended past a year from the enactment date for companies to complete the accounting of the Tax Act under ASC Topic 740, Income Taxes (“ASC 740”). Companies that do not complete the accounting under ASC 740 for the tax effects of the Tax Act must record a provisional estimate of the tax effects of the Tax Act. If a provisional estimate cannot be determined, a company should continue to apply ASC 740 based on the tax laws in effect immediately before the enactment of the Tax Act.
As of December 31, 2018, the Company has completed the accounting for the tax effects of the Tax Act. During the year ended December 31, 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and accrued a provisional income tax benefit of approximately $1.2 billion in the period ended December 31, 2017. The amount of the estimated income tax benefit was (i) $797 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $442 million related to the net deferred tax benefit of deferred tax assets which were realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. During the year ended December 31, 2018, the Company revised its estimate of the effects on the existing deferred tax balances as of December 31, 2017, and accrued an additional provisional income tax benefit of $82 million. The total amount of the revised estimated income tax benefit is (i) $710 million related to the net deferred tax benefit of the corporate rate reduction, (ii) $569 million related to the net deferred tax benefit of deferred tax assets, which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (iii) $42 million relating to the net deferred tax benefit of state deferred tax assets, which are now realizable due to the changing rules related to interest expense disallowance for those states which conform to the Tax Act.
The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of income tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). The Company has elected the period cost method.
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
Components of Income/(Loss) Before Income Taxes from Continuing Operations

	Years Ended December 31,
(In millions)	2018	2017	2016
United States	$205	$(2,374)	$(6,129)
Outside of the U.S.	(22)	4	(2)
	$183	$(2,370)	$(6,131)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2018	2017	2016
United States
Current
Federal	$(9)	$148	$(381)
State	(1)	(7)	(3)
Deferred
Federal	170	1,835	46
State	(39)	23	10
Outside of the U.S.
Current	(9)	(4)	1
Deferred	9	—	—
	$121	$1,995	$(327)
Allocation of Income Tax Benefit/(Provision)

	Years Ended December 31,
(In millions)	2018	2017	2016
Income tax benefit/(provision) applicable to:
Income/(loss) from continuing operations	$121	$1,995	$(327)
Discontinued operations	—	—	(730)
Other comprehensive income	3	—	—

Effective Income Tax Rate Reconciliation

	Years Ended December 31,
	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	4.0	5.2	0.1
Valuation allowance	(70.4)	(17.1)	(22.9)
Foreign income taxes	2.3	(0.1)	—
Deferred tax benefit from changes in federal tax law	(44.7)	52.1	—
Stock-based compensation	4.7	(0.2)	(0.8)
Acquisition of CEOC	—	36.7	—
Reserves for uncertain tax positions	4.4	(4.6)	(0.1)
Current tax benefit from change in CGP operating agreement	—	2.4	—
Impairment of goodwill	4.7	—	—
Nondeductible transaction costs	6.6	(25.0)	(16.8)
Other	1.3	(0.2)	0.2
Effective tax rate	(66.1)%	84.2%	(5.3)%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of December 31,
(In millions)	2018	2017
Deferred tax assets:
State net operating losses	$420	$426
Federal net operating loss	485	553
Foreign net operating loss	16	17
Compensation programs	81	97
Allowance for doubtful accounts	41	50
Self-insurance reserves	10	10
Accrued expenses	45	43
Federal tax credits	70	58
Financing obligations	2,445	2,319
Golf course properties’ obligation	35	30
Investment in non-consolidated affiliates	5	—
Other debt-related items	—	78
Deferred revenue	42	46
Leases	66	36
Other	—	14
Subtotal	3,761	3,777
Less: valuation allowance	1,302	1,513
Total deferred tax assets	2,459	2,264
Deferred tax liabilities:
Depreciation and other property-related items	2,567	2,576
Other debt-related items	95	—
Intangibles	496	221
Prepaid expenses	20	24
Other	1	18
Total deferred tax liabilities	3,179	2,839
Net deferred tax liability	$720	$575

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Due to ongoing losses from continuing operations, we project that future reversals of taxable temporary differences are not sufficient to provide adequate taxable income to realize our deferred tax assets. Accordingly, we have a valuation allowance against the federal, state and foreign deferred tax assets that are not projected to be realizable.
As of December 31, 2018 and 2017, we had federal NOL carryforwards of $2.6 billion and $2.9 billion, respectively. These NOLs will begin to expire in 2030. In addition, we had federal general business tax credits and research tax credit carryforwards of $72 million, which will begin to expire in 2029.
NOL carryforwards for our domestic subsidiaries for state income taxes were $9.0 billion and $8.9 billion as of December 31, 2018 and 2017, respectively. Due to the Company’s recent history of taxable losses, it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. Accordingly, we have provided a valuation allowance on the deferred tax assets relating to these NOL carryforwards which will not more likely than not be realized. These state NOLs will begin to expire in 2019.
NOL carryforwards for our foreign subsidiaries were $91 million and $95 million as of December 31, 2018 and 2017, respectively. Due to the Company’s recent history of taxable losses, it is more likely than not that the benefit from certain foreign NOL carryforwards will not be realized. Accordingly, we have provided a valuation allowance on the deferred tax assets relating to these NOL carryforwards which will not more likely than not be realized. These foreign NOLs do not expire.
At December 31, 2018 and 2017, deferred income taxes have not been provided for basis differences in certain investments, primarily as a result of $38 million of unremitted earnings in foreign subsidiaries which are indefinitely reinvested. Should these

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding taxes payable to various jurisdictions which would not be significant.
Reconciliation of Unrecognized Tax Benefits

	Years Ended December 31,
(In millions)	2018	2017	2016
Balance as of beginning of year	$162	$115	$3
Additions based on tax positions related to the current year	—	113	113
Additions for tax positions of prior years	13	1	—
Reductions for tax positions for prior years	(5)	(92)	(1)
Acquisition of OpCo	—	67	—
Settlements	(1)	—	—
Effect of changes in federal tax law	—	(42)	—
Balance as of end of year	$169	$162	$115

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
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2018, we increased our accrual by $2 million. During 2017, we increased our accrual by $2 million (including the interest from OpCo unrecognized tax benefits acquired in 2017), and during 2016, we increased our accrual by $3 million. There was an accrual for the payment of interest and penalties of $8 million, $5 million, and $3 million as of December 31, 2018, 2017, and 2016, respectively. Included in the balances of unrecognized tax benefits as of December 31, 2018 and 2017 was approximately $145 million and $78 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. There were $17 million unrecognized tax benefits as of December 31, 2016 that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are subject to exam by various state and foreign tax authorities. As of December 31, 2018, the tax years prior to 2015 are not subject to examination for U.S. tax purposes. As of December 31, 2018, the tax years prior to 2014 are no longer subject to examination for most of the foreign and state income tax jurisdictions as the statutes of limitations have lapsed.
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
Note 19 — Discontinued Operations
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
Effect on Statements of Operations of Discontinued Operations

(In millions)	Year Ended December 31, 2016
Net revenues	$678
Operating expenses (1)	748
Gain from discontinued operations	4,180
Pre-tax income from discontinued operations	4,110
Income from discontinued operations, net of income taxes	3,380

____________________

(1)
Operating expenses primarily consist of platform fees and property, general, administrative, and other expenses, including stock-based compensation expense directly identifiable with employees of the SMG Business of $264 million.

Note 20 — Related Party Transactions

	Years Ended December 31,
(In millions)	2018	2017	2016
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$—	$34	$6
Expenses paid to Sponsors’ portfolio companies	—	3	2
Transactions with Horseshoe Baltimore
Management fees	10	3	—
Reimbursements and allocated expenses	5	16	—
Transactions with CEOC
Shared services allocated expenses to CEOC	—	312	368
Shared services allocated expenses from CEOC	—	71	148
Management fees incurred	—	33	45
Octavius Tower lease revenue	—	26	35
Other expenses incurred	—	9	14

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC are comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”) and own CEC common stock. On the Effective Date, we entered into a “Termination Agreement” with the Sponsors and their affiliates, pursuant to which certain agreements terminated. We reimbursed $34 million to the Sponsors on the Effective Date, included in the table above, related to CEOC’s pre-emergence expenses that were paid by the Sponsors. Due to reductions in ownership percentage of the Company starting on the Effective Date, we are no longer controlled or significantly influenced by the Sponsors. Amounts paid prior to the Effective Date to the Sponsors’ portfolio companies with which we engage in transactions are included in the table above. We believe such transactions were conducted at fair value.
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
Transactions with CEOC
As described in Note 1, upon its filing for reorganization under Chapter 11 of the Bankruptcy Code and its subsequent deconsolidation, transactions with CEOC were no longer eliminated in consolidation and were considered related party transactions

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for Caesars. A summary of these transactions is provided in the table above. However, subsequent to CEOC’s emergence on the Effective Date, CEOC’s successor, OpCo immediately merged with and into CEOC LLC, which is a wholly owned subsidiary of CEC, and therefore will no longer be treated as a related party going forward. The following activities, to the extent that they continued subsequent to the Effective Date, are eliminated in consolidation from that point forward.
CEOC Shared Services Agreement
Pursuant to a shared services agreement, CEOC provided Caesars with certain corporate and administrative services, and the costs of these services were allocated to Caesars. Certain services are now provided by Caesars Enterprise Services, LLC (“CES”).
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
Management Fees
CGP paid a management fee to CEOC for the CGP properties that were managed by CEOC or CES.
Octavius Tower Lease Agreement
Under the prior Octavius Tower lease arrangement, VICI leased the Octavius Tower from the Company, and CEOC LLC and its applicable subsidiaries then sub-leased the Octavius Tower from VICI pursuant to the CEOC LLC Lease Agreement relating to Caesars Palace. On July 11, 2018, the real estate assets of the Octavius Tower were sold by the Company to VICI. CEOC LLC and its applicable subsidiaries continue to lease the Octavius Tower under the CEOC LLC Lease Agreement for Caesars Palace.
LINQ Access and Parking Easement Lease Agreement
Under the LINQ Access and Parking Easement lease agreement, subsidiaries of CEOC granted easements for access and parking behind The LINQ Promenade and The LINQ Hotel & Casino to Caesars Entertainment Resort Properties, LLC (“CERP”) and CGP and certain of their subsidiaries. Together, CERP and CGP paid approximately $2 million annually. Amounts are included within Other expenses incurred in the table above. The parking lot was sold to VICI upon CEOC’s emergence from bankruptcy, at which time, the easement payment obligation ceased. The access and parking behind The LINQ Promenade and The LINQ Hotel & Casino was partially repurchased by CRC as part of the purchase of approximately 18 acres of land adjacent to the Harrah’s Las Vegas property with the other portion still owned by VICI.
Service Provider Fee
CEOC, CERP and CGP had a shared services agreement under which CERP and CGP paid for certain indirect corporate support costs. Amounts are included within Other expenses incurred in the table above.
Cross Marketing and Trademark License Agreement
CIE and CEOC have a Cross Marketing and Trademark License Agreement. The agreement granted CIE the exclusive right to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty. This agreement also provides for cross marketing and promotional activities between CIE and CEOC, including participation by CIE in our Caesars Rewards customer loyalty program. CEOC also received a revenue share from CIE for customer referrals. Amounts are included within Other expenses incurred in the table above.
Equity Incentive Awards
Caesars maintains an equity incentive awards plan under which CEC issued time-based and performance-based stock options, restricted stock units and restricted stock awards to CEOC employees. Although awards under the plan resulted in the issuance of

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares of CEC common stock, because CEOC was no longer a consolidated subsidiary of CEC, we accounted for these awards as nonemployee awards subsequent to the date of deconsolidation.
Employee Benefit Plans
CEC maintains a defined contribution savings and retirement plan in which eligible employees of specified CEC subsidiaries may participate. The plan provides for, among other things, pre-tax, Roth and after-tax contributions by employees. The plan also provides for employer matching contributions. Under the plan, participating employees may elect to contribute a percentage of their eligible earnings (subject to certain IRS and plan limits). See Note 17 for more information on the savings and retirement plan. In addition, employees subject to certain collective bargaining agreements receive benefits through the multi-employer retirement plans sponsored by the organization in which they are a member. The expenses related to contributions for a participant in the CEC plan or a multi-employer plan are allocated to the properties at which the participant is employed.
Caesars Rewards Loyalty Program
Until the Effective Date, the total estimated cost for Caesars Rewards was accrued by CEOC; on the Effective Date, administration of Caesars Rewards is managed by CEC.
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities.
As of December 31, 2018 and December 31, 2017, Due from affiliates, net was $6 million and $11 million, respectively, and represented transactions with Horseshoe Baltimore.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21 — Segment Reporting
We view each property as an operating segment and aggregate such properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S. and (iii) All Other, which is consistent with how we manage the business. These segments include the following properties:

Las Vegas	Other U.S.	All Other
Bally's Las Vegas	Bally's Atlantic City (2)	Managed Properties (2)	Other
Caesars Palace Las Vegas (2)	Bluegrass Downs	Caesars Dubai	Caesars Interactive Entertainment
The Cromwell	Caesars Atlantic City (2)	Caesars Windsor
Flamingo Las Vegas	Harrah's Atlantic City	Harrah's Ak-Chin
Harrah's Las Vegas	Harrah's Council Bluffs (2)	Harrah's Cherokee
The LINQ Hotel & Casino	Harrah's Gulf Coast (2)	Harrah's Cherokee Valley River
The LINQ Promenade	Harrah's Joliet (2)	Harrah's Resort Southern California
Paris Las Vegas	Harrah's Lake Tahoe (2)	Horseshoe Baltimore (1)
Planet Hollywood Resort & Casino	Harrah's Laughlin (2)	Kings & Queens Casino
Rio All-Suites Hotel & Casino	Harrah's Louisiana Downs (2)
	Harrah's Metropolis (2)	International (2)
	Harrah's New Orleans	Alea Glasgow
	Harrah's North Kansas City (2)	Alea Nottingham
	Harrah's Philadelphia (2)	Caesars Cairo
	Harrah's Reno (2)	Emerald Casino Resort
	Harveys Lake Tahoe (2)	The Empire Casino
	Hoosier Park	Manchester235
	Horseshoe Bossier City (2)	Playboy Club London
	Horseshoe Council Bluffs (2)	Ramses Casino
	Horseshoe Hammond (2)	Rendezvous Brighton
	Horseshoe Southern Indiana (2)	Rendezvous Southend-on-Sea
	Horseshoe Tunica (2)	The Sportsman
Indiana Grand
Tunica Roadhouse (2)
___________________

(1)	As of December 31, 2018, Horseshoe Baltimore was 41% owned, and was deconsolidated and held as an equity-method investment effective August 31, 2017.

(2)	These properties were not consolidated with CEC prior to the Effective Date with the exception of Horseshoe Baltimore, which was consolidated in the Other U.S. region prior to deconsolidation.
The results of each reportable segment presented below are consistent with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between reportable segments within Caesars. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year. Net revenues are presented disaggregated by category for contract revenues separate from other revenues by segment.
“All Other” includes managed, international and other properties as well as parent and other adjustments to reconcile to consolidated Caesars results.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Statements of Operations - By Segment

	Year Ended December 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$1,104	$2,889	$254	$—	$4,247
Food and beverage	975	571	28	—	1,574
Rooms	1,117	399	3	—	1,519
Management fees	—	—	63	(3)	60
Reimbursed management costs	—	2	200	—	202
Entertainment and other	411	175	45	(3)	628
Total contract revenues	3,607	4,036	593	(6)	8,230
Other	146	11	5	(1)	161
Net revenues	$3,753	$4,047	$598	$(7)	$8,391

Depreciation and amortization	$582	$501	$62	$—	$1,145
Income/(loss) from operations	716	434	(411)	—	739
Interest expense	(327)	(556)	(463)	—	(1,346)
Loss on extinguishment of debt	—	—	(1)	—	(1)
Other income	3	2	786	—	791
Income tax benefit (1)	—	—	121	—	121

	Year Ended December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$864	$1,188	$116	$—	$2,168
Food and beverage	700	274	8	—	982
Rooms	872	201	1	—	1,074
Management fees	—	—	15	(3)	12
Reimbursed management costs	1	1	46	—	48
Entertainment and other	300	84	24	(3)	405
Total contract revenues	2,737	1,748	210	(6)	4,689
Other	165	10	5	(1)	179
Net revenues	$2,902	$1,758	$215	$(7)	$4,868

Depreciation and amortization	$420	$186	$20	$—	$626
Income/(loss) from operations	549	199	(211)	—	537
Interest expense	(65)	(153)	(555)	—	(773)
Gain on deconsolidation of subsidiary	—	31	—	—	31
Restructuring and support expenses	—	(177)	(1,851)	—	(2,028)
Loss on extinguishment of debt	(4)	(13)	(215)	—	(232)
Other income	4	1	90	—	95
Income tax benefit (1)	—	2	1,993	—	1,995

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2016
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$765	$802	$41	$—	$1,608
Food and beverage	630	190	2	—	822
Rooms	800	150	—	—	950
Entertainment and other	257	55	7	—	319
Total contract revenues	2,452	1,197	50	—	3,699
Other	161	12	5	—	178
Net revenues	$2,613	$1,209	$55	$—	$3,877

Depreciation and amortization	$344	$90	$5	$—	$439
Income/(loss) from operations	526	163	(463)	—	226
Interest expense	(21)	(30)	(548)	—	(599)
Restructuring and support expenses	—	—	(5,729)	—	(5,729)
Other losses	—	—	(29)	—	(29)
Income tax benefit/(provision) (1)	1	—	(328)	—	(327)
____________________

(1)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.
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

	Year Ended December 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$392	$(122)	$33	$—	$303
Net income/(loss) attributable to noncontrolling interests	—	2	(1)	—	1
Income tax benefit (1)	—	—	(121)	—	(121)
Loss on extinguishment of debt	—	—	1	—	1
Other income (2)	(3)	(2)	(786)	—	(791)
Interest expense	327	556	463	—	1,346
Depreciation and amortization	582	501	62	—	1,145
Impairment of goodwill	—	17	26	—	43
Impairment of tangible and other intangible assets	—	26	9	—	35
Other operating costs (3)	52	21	82	—	155
Stock-based compensation expense	8	10	61	—	79
Other items (4)	4	5	103	—	112
Adjusted EBITDA	$1,362	$1,014	$(68)	$—	$2,308

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$484	$(103)	$(749)	$—	$(368)
Net loss attributable to noncontrolling interests	—	(7)	—	—	(7)
Income tax benefit (1)	—	(2)	(1,993)	—	(1,995)
Gain on deconsolidation of subsidiary	—	(31)	—	—	(31)
Restructuring and support expenses	—	177	1,851	—	2,028
Loss on extinguishment of debt	4	13	215	—	232
Other income (2)	(4)	(1)	(90)	—	(95)
Interest expense	65	153	555	—	773
Depreciation and amortization	420	186	20	—	626
Other operating costs (3)	25	3	37	—	65
Stock-based compensation expense	4	3	36	—	43
Other items (4)	9	7	74	—	90
Adjusted EBITDA	$1,007	$398	$(44)	$—	$1,361

	Year Ended December 31, 2016
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$506	$129	$(3,684)	$—	$(3,049)
Net income/(loss) attributable to noncontrolling interests	—	4	(33)	—	(29)
Discontinued operations, net of income taxes	—	—	(3,380)	—	(3,380)
Income tax (benefit)/provision (1)	(1)	—	328	—	327
Restructuring and support expenses	—	—	5,729	—	5,729
Other losses	—	—	29	—	29
Interest expense	21	30	548	—	599
Depreciation and amortization	344	90	5	—	439
Other operating costs (3)	8	—	83	—	91
CIE stock-based compensation	—	—	189	—	189
Stock-based compensation expense	3	2	38	—	43
Other items (4)	—	4	77	—	81
Adjusted EBITDA	$881	$259	$(71)	$—	$1,069

____________________

(1)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.

(2)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(3)
Amounts primarily represent costs incurred in connection with development activities and reorganization activities, and/or recoveries associated with such items, including acquisition and integration costs, contract exit fees including exiting the fully bundled sales system of NV Energy for electric service at our Nevada properties, lease termination costs, gains and losses on asset sales, weather related property closure costs, demolition costs primarily at our Las Vegas properties for renovations, and project opening costs.

(4)
Amounts include other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses for IT transformation, severance and relocation costs, litigation awards and settlements, permit remediation costs, and costs associated with CEOC’s restructuring and related litigation.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Balance Sheets - By Segment

	As of December 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,987	$8,565	$6,046	$(2,823)	$25,775
Total liabilities	5,730	5,143	11,267	297	22,437

	As of December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$14,145	$6,865	$7,458	$(3,032)	$25,436
Total liabilities	5,239	5,012	11,780	108	22,139

Note 22 — Quarterly Results of Operations (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Net revenues	$1,972	$2,119	$2,185	$2,115	$8,391
Income from operations	125	282	232	100	739
Net income/(loss)	(34)	29	111	198	304
Net income/(loss) attributable to Caesars	(34)	29	110	198	303
Basic earnings/(loss) per share	(0.05)	0.04	0.16	0.29	0.44
Diluted earnings/(loss) per share	(0.05)	0.04	0.14	0.25	0.41

2017
Net revenues	$966	$1,008	$993	$1,901	$4,868
Income from operations	150	149	84	154	537
Net income/(loss)	(508)	(1,432)	(439)	2,004	(375)
Net income/(loss) attributable to Caesars	(507)	(1,432)	(433)	2,004	(368)
Basic earnings/(loss) per share	(3.44)	(9.62)	(2.90)	3.01	(1.32)
Diluted earnings/(loss) per share	(3.44)	(9.62)	(2.90)	2.48	(1.32)

Fourth Quarter of 2018: Impairment of goodwill was recognized (see Note 7). Impairment of tangible and other intangible assets was recognized (see Note 6 and Note 7). Change in the fair value of derivative component of the convertible notes was recognized (see Note 8).
Third Quarter of 2018: Centaur’s results are consolidated with CEC subsequent to the acquisition on July 16, 2018. See Note 4.
First Quarter of 2017 through the Fourth Quarter of 2017: Our accrual for restructuring commitments was updated quarterly. These obligations were settled on the Effective Date. See Note 1.
Fourth Quarter of 2017: CEOC LLC’s results are consolidated with CEC subsequent to the Effective Date (see Note 2), interest expense was recognized for failed sale-leaseback transactions (see Note 10), an income tax benefit was recognized (see Note 18) and we updated our estimated value of OpCo and the VICI Call Right through the Effective Date which reduced our Restructuring and support expenses. Additionally, there were 36 million weighted average dilutive potential common shares related to the CEC Convertible Notes included in the Diluted earnings per share calculation.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2018, at a reasonable assurance level.

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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2018. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

c.	Changes in Internal Control Over Financial Reporting
During the fourth quarter 2018, we implemented a new capital asset accounting system as part of the Company’s long-term transformation initiatives aimed to automate and simplify our business processes. In connection with these implementations, we have updated our control activities impacted by the changes. As additional transformation activities occur, we will continue to monitor and evaluate our internal control over financial reporting.
There have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Caesars Entertainment Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of ASU 2014-09, Revenue from Contracts with Customers, and related amendments.
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
February 21, 2019

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
We incorporate by reference the information appearing under the captions “Proposal 1 - Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Ethics,” and “Corporate Governance—Board Committees” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”); provided that if the Proxy Statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Form 10-K filed on or before such date.

ITEM 11.	Executive Compensation
We incorporate by reference the information appearing under the captions “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement; provided that if the Proxy Statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Form 10-K filed on or before such date.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement; provided that if the Proxy Statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Form 10-K filed on or before such date. The information under Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” of this Form 10-K is also incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information appearing under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement; provided that if the Proxy Statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Form 10-K filed on or before such date.

ITEM 14.	Principal Accounting Fees and Services
We incorporate by reference the information appearing under the caption “Audit Matters” in the Proxy Statement; provided that if the Proxy Statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Form 10-K filed on or before such date.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below (see Item 8):
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2018 and 2017.
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016.

2.	Financial statement schedules of the Company as follows:
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2018 and 2017 and for the Years Ended December 31, 2018, 2017, and 2016.
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	7/11/2016

2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017, by and between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	2.1	2/21/2017

2.3	Third Amended Joint Plan of Reorganization, filed with the United States Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318.	—	S-4/A	—	2.6	6/5/2017

2.4	Purchase and Sale Agreement, dated July 11, 2018, by and between Caesars Octavius, LLC and Octavius Propco LLC.	—	8-K	—	2.1	7/12/2018

2.5	Purchase and Sale Agreement, dated July 11, 2018, by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC.	—	8-K	—	2.2	7/12/2018

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.2	10/6/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.3	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.3	10/6/2017

3.4	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.4	10/6/2017

3.5	Bylaws of Caesars Entertainment Corporation, dated October 6, 2017.	—	S-8	—	4.5	10/6/2017

4.1	Indenture, dated as of October 6, 2017, between Caesars Entertainment Corporation and Delaware Trust Company, as trustee, relating to the 5.00% Convertible Senior Notes due 2024.	—	8-K	—	4.1	10/13/2017

4.2	Indenture, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	10/16/2017

4.3	Supplemental Indenture, dated December 22, 2017, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	12/22/2017

10.1	Credit Agreement, dated as of December 22, 2017, by and among Caesars Resort Collection, LLC, the other borrowers from time to time party thereto, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent.	—	8-K	—	10.1	12/22/2017

10.2	Escrow Agreement, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc., Deutsche Bank Trust Company Americas, as escrow agent and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	10.1	10/16/2017

10.3	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.19	10/13/2017

†10.4	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.5	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.6	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.7	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.8	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.9	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.10	Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.	—	10-K	12/31/2014	10.48	3/16/2015

†10.11	Caesars Entertainment Corporation Second Amended and Restated Executive Deferred Compensation Trust Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.20	10/13/2017

*†10.12	Amended and Restated Irrevocable Proxy of Hamlet Holdings, LLC, dated as of October 6, 2017.	—	10-K	12/31/2017	10.12	03/08/2018

10.13	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/23/2013

10.14	First Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of September 23, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.1	9/26/2016

10.15	Second Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of October 7, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.2	10/11/2016

10.16	Third Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of February 13, 2017, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	10-K	12/31/2016	10.93	2/15/2017

10.17	Voting Agreement, dated as of July 9, 2016, among Caesars Entertainment Corporation, Hamlet Holdings LLC and the Holders party thereto.	—	8-K	—	10.1	7/11/2016

10.18	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bond Claims party thereto.	—	8-K/A	—	10.2	10/6/2016

10.19	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bond Claims party thereto (conformed to reflect additional agreements among the parties as of November 14, 2016).	—	8-K	—	10.1	11/15/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.20	Second Amended Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.3	10/6/2016

10.21	Restructuring Support and Forbearance Agreement, dated as of June 6, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.1	6/8/2016

10.22	Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself, each of the debtors in the Chapter 11 Cases and its other direct and indirect subsidiaries and Caesars Entertainment Corporation.	—	8-K	—	10.2	6/8/2016

10.23	First Amended Restructuring Support and Forbearance Agreement, dated as of June 20, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.1	6/21/2016

10.24	Restructuring Support and Settlement Agreement, dated as of June 22, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and the statutory unsecured claimholders’ committee in the Chapter 11 Cases.	—	8-K	—	10.1	6/22/2016

10.25	First Amended and Restated Restructuring Support, Settlement and Contribution Agreement, dated as of July 9, 2016, between Caesars Entertainment Corporation and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.2	7/11/2016

10.26	Restructuring Support and Forbearance Agreement, dated as of July 31, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, and each of the holders of Second Lien Bond Claims party thereto.	—	8-K	—	10.1	8/1/2016

10.27	Amendment No. 1 to First Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.4	10/6/2016

10.28	Restructuring Support, Forbearance and Settlement Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, Caesars Acquisition Company (solely for Sections 2(b)(vii), 5(g) and 30), each of the holders of Second Lien Bond Claims party thereto and the Second Lien Committee.	—	8-K	—	10.1	10/6/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.29	Lease (CPLV), dated as of October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC, Caesars Entertainment Operating Company, Inc. and CEOC, LLC, relating to the CPLV Facilities.	—	8-K	—	10.1	10/13/2017

10.30	First Amendment, dated December 26, 2018, to Lease (CPLV), dated October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	—	8-K	—	10.1	12/26/2018

10.31	Lease (Non-CPLV), dated as of October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	—	8-K	—	10.2	10/13/2017

**10.32	Fourth Amendment, dated December 26, 2018, to Lease (Non-CPLV), dated October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	—	8-K	—	10.2	12/26/2018

10.33	Lease (Joliet), dated as of October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership, relating to the Joliet Facilities.	—	8-K	—	10.3	10/13/2017

**10.34	First Amendment, dated December 26, 2018, to Lease (Joliet), dated October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	—	8-K	—	10.3	12/26/2018

10.35	Trademark License Agreement, dated as of October 6, 2017, between Caesars License Company, LLC and Desert Palace LLC.	—	8-K	—	10.4	10/13/2017

10.36	Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.	—	8-K	—	10.5	10/13/2017

10.37	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, Caesars Entertainment Operating Company, Inc., CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the CPLV Facilities.	—	8-K	—	10.6	10/13/2017

10.38	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.5	12/26/2018

10.39	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed on Schedule A and Schedule B thereto, Chester Downs and Marina, LLC, Non-CPLV Manager, LLC, Caesars Entertainment Corporation, Philadelphia Propco LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.6	12/26/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.40	Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed therein, Non-CPLV Manager, LLC, Caesars Entertainment Corporation and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Non-CPLV Facilities.	—	8-K	—	10.7	10/13/2017

10.41	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Joliet Facilities.	—	8-K	—	10.8	10/13/2017

10.42	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.7	12/26/2018

10.43	Right of First Refusal Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and VICI Properties L.P.	—	8-K	—	10.9	10/13/2017

10.44	Second Amended and Restated Right of First Refusal Agreement, dated as of December 26, 2018, by and between Caesars Entertainment Corporation and VICI Properties L.P.	—	8-K	—	10.8	12/26/2018

10.45	Tax Matters Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.	—	8-K	—	10.10	10/13/2017

10.46
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
		—	8-K	—	10.11	10/13/2017

10.47	Amendment No. 1, dated April 16, 2018, among CEOC, LLC, the lenders named therein and Credit Suisse AG, Cayman Islands Branch, as administrative agent and as collateral agent.	—	8-K	—	10.1	4/16/2018

10.48	Second Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc., Caesars Growth Properties Holdings, LLC, Caesars Entertainment Resort Properties LLC, Caesars License Company, LLC, Caesars World LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.12	10/13/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.49	Amendment to Unit Purchase Agreement, dated May 8, 2018, among Caesars Entertainment Corporation and Clairvest GP Manageco, Inc.	—	10-Q	6/30/2018	10.2	8/1/2018

*10.50	Second Amendment to Unit Purchase Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and each of the Persons listed on Schedule 1 of the Unit Purchase Agreement, dated November 16, 2017.	—	10-Q	6/30/2018	10.3	8/1/2018

10.51	Assignment Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Caesars Resort Collection, LLC, Clairvest GP Manageco, Inc. and Centaur Holdings, LLC.	—	10-Q	6/30/2018	10.4	8/1/2018

†10.52	Contribution Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and Hamlet Holdings LLC.	—	8-K	—	10.13	10/13/2017

*10.53	Unit Purchase Agreement between the Persons Listed on Schedule 1, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and Caesars Entertainment Corporation, dated as of November 16, 2017.	—	10-K	12/31/2017	10.42	3/8/2018

*10.54	Purchase and Sale Agreement by and between Vegas Development LLC, a Delaware limited liability company and Eastside Convention Center, LLC, a Delaware limited liability company as Buyer, effective date November 29, 2017.	—	10-K	12/31/2017	10.43	3/8/2018

*10.55	Amended and Restated Lease by and among Claudine Propco, LLC, a Delaware limited liability company, and Harrah’s Las Vegas, LLC, a Nevada limited liability company, dated December 22, 2017.	—	10-K	12/31/2017	10.44	3/8/2018

10.56	First Amendment, dated December 26, 2018, to Amended and Restated Lease, dated December 22, 2017, by and between Claudine Propco, LLC and Harrah’s Las Vegas, LLC.	—	8-K	—	10.4	12/26/2018

*10.57	Put-Call Right Agreement dated as of December 22, 2017 by and among Claudine Propco, LLC, a Delaware limited liability company and Vegas Development Land Owner, LLC, a Delaware limited liability company and 3535 LV Newco, LLC, a Delaware limited liability company.	—	10-K	12/31/2017	10.45	3/8/2018

*10.58	Incremental Assumption Agreement No. 1, dated as of December 18, 2017 relating to the Credit Agreement dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc. and CEOC, LLC, as borrower and the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the Lenders and collateral agent for the Secured Parties.	—	10-K	12/31/2017	10.46	3/8/2018

*10.59	First Amendment to Lease (Non-CPLV), dated as of December 22, 2017 by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	—	10-K	12/31/2017	10.47	3/8/2018

*10.60	Purchase and Sale Agreement, by and between, Harrah’s Las Vegas, LLC, as Seller, and Claudine Property Owner, LLC, as Buyer, dated November 29, 2017.	—	10-K	12/31/2017	10.48	3/8/2018

*10.61	Guaranty of Lease dated December 22, 2017, by and between Caesars Resort Collection, LLC and Claudine Propco LLC.	—	10-K	12/31/2017	10.49	3/8/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

*10.62	Amended and Restated Right of First Refusal Agreement, dated as of December 22, 2017, by and between Caesars Entertainment Corporation and VICI Properties L.P.	—	10-K	12/31/2017	10.50	3/8/2018

10.63	Settlement and Forbearance Agreement, dated as of August 15, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and Frederick Barton Danner.	—	8-K	—	99.1	8/17/2016

†10.64	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.65	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

†10.66	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

†10.67	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2015

†10.68	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2016

†10.69	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-Q	6/30/2016	10.3	8/2/2016

†10.70	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.71	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.72	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K	12/31/2012	10.84	3/15/2013

†10.73	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	7/2/2013

†10.74	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	1/9/2015

†10.75	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and David Sambur, Richard Schifter, Christopher Williams, Richard Broome, Timothy Donovan, Eric Hession, Thomas Jenkin, Jan Jones, Robert Morse, Les Ottolenghi, Marco Roca and Christian Stuart.	—	S-1/A	—	10.75	11/16/2010

†10.76	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and Thomas Benninger, John Boushy, Juliana Chugg, Denise Clark, John Dionne, Matthew Ferko, Christopher Holdren, and James Hunt.	—	10-K	—	10.64	3/8/2018

†10.77	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.78	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.79	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K	12/31/2012	10.90	3/15/2013

†10.80	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K	12/31/2012	10.91	3/15/2013

†10.81	Form of Cash Award Agreement under 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/27/2016

†10.82	Form of Restricted Stock Unit Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.4	7/6/2016

†10.83	Form of Cash Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.5	7/6/2016

†10.84	Employment Agreement dated February 5, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, and Mark Frissora.	—	10-K	12/31/2014	10.106	3/16/2015

†10.85	Amendment No. 1 to Employment Agreement, made as of August 4, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC and Mark Frissora.	—	10-Q	6/30/2015	10.5	8/6/2015

†10.86	Amendment No. 2 to Employment Agreement, made as of February 5, 2015, by and among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Mark Frissora.	—	8-K	—	10.1	7/6/2016

†10.87	Third Amendment to the Employment Agreement between Caesars Enterprise Services, LLC and Mark Frissora, dated February 5, 2015 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.2	5/2/2017

†10.88	Separation Agreement, dated November 1, 2018, by and between Caesars Entertainment Corporation and Mark Frissora.	X	—	—	—	—

†10.89	Amendment to Separation Agreement, dated December 21, 2018, by and between Caesars Entertainment Corporation and Mark Frissora.	X	—	—	—	—

†10.90	Employment Agreement, made as of November 10, 2014, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	8-K	—	10.2	11/12/2014

†10.91	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Eric Hession, dated November 10, 2014 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.3	5/2/2017

†10.92	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	8-K	—	10.1	1/9/2012

†10.93	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Thomas Jenkin, dated January 3, 2012 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.4	5/2/2017

†10.94	Employment Agreement made as of April 2, 2009 by and between Caesars Entertainment Operating Company, Inc. and Timothy R. Donovan (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K	12/31/2012	10.87	3/15/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.95	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Timothy R. Donovan, dated April 2, 2009 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.5	5/2/2017

†10.96	Employment Agreement, dated August 8, 2018, between Caesars Enterprise Services, LLC and Robert J. Morse.	—	8-K	—	10.1	8/13/2018

†10.97	Separation Agreement, dated November 26, 2018, by and between Caesars Enterprise Services, LLC and Robert J. Morse.	X	—	—	—	—

†10.98	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation, dated March 23, 2016.	—	8-K	—	10.2	7/6/2016

†10.99	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Acquisition Company, dated June 29, 2016.	—	8-K	—	10.3	7/6/2016

†10.100	Letter Agreement, dated as of October 6, 2017, between Caesars Enterprise Services, LLC and Timothy R. Donovan.	—	8-K	—	10.17	10/13/2017

†10.101	Amended and Restated Letter Agreement, dated January 29, 2018, between Timothy R. Donovan and Caesars Enterprise Services, LLC.	—	8-K	—	10.1	2/2/2018

†10.102	Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	S-8	—	4.6	10/6/2017

†10.103	Amendment No. 1 to Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	8-K	—	10.1	4/6/2018

†10.104	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	S-8	—	4.7	10/6/2017

†10.105	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	S-8	—	4.8	10/6/2017

†10.106	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement.	—	8-K	—	10.2	4/6/2018

†10.107	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	8-K	—	10.3	4/6/2018

†10.108	Form of Board Member Stock Grant Agreement.	—	8-K	—	10.4	4/6/2018

†10.109	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	—	S-8	—	4.1	12/13/2018

†10.110	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	—	S-8	—	4.2	12/13/2018

†10.111	Form of Cash Award Agreement under the Caesars Entertainment Corporation 2017 Performance Incentive Plan.	X	—	—	—	—

†10.112	Form of Amendment to Cash Award Agreement under the Caesars Entertainment Corporation 2017 Performance Incentive Plan.	X	—	—	—	—

†10.113	Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.1	4/6/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.114	Form Nonqualified Option Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.2	4/16/2014

†10.115	Form Restricted Stock Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.3	4/16/2014

†10.116	Form Restricted Stock Unit Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.4	4/16/2014

†10.117	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC.	—	****8-K	—	99.1	5/21/2014

14	Code of Business Conduct and Ethics, February 1, 2018.	X

21	List of Subsidiaries.	X

23	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1‡	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

32.2‡	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Gaming and Regulatory Overview.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Denotes a management contract or compensatory plan or arrangement.
‡	Furnished herewith.
*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

**
Confidential treatment has been requested with respect to the omitted portions of Exhibits 10.32 and 10.34 pursuant to Rule 24b-2 promulgated under the Exchange Act which portions have been filed separately with the SEC.

***	Filed by Caesars Acquisition Company.
****	Filed by Caesars Entertainment Operating Company, Inc.

ITEM 16.	Form 10-K Summary
None.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED BALANCE SHEETS

	As of December 31,
(In millions)	2018	2017
Assets
Current assets
Cash and cash equivalents	$457	$926
Receivables, net	21	33
Prepayments and other current assets	5	5
Intercompany receivables	20	33
Total current assets	503	997
Deferred charges and other assets	128	147
Investment in subsidiary	4,199	4,434
Total assets	$4,830	$5,578

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1	$5
Accrued expenses and other current liabilities	7	13
Interest payable	14	13
Intercompany payables	20	64
Total current liabilities	42	95
Long-term debt	1,119	1,121
Deferred credits and other liabilities	419	1,136
Total liabilities	1,580	2,352
Total stockholders’ equity	3,250	3,226
Total liabilities and stockholders’ equity	$4,830	$5,578

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In millions)	2018	2017	2016
Net revenues	$2	$2	$2
Operating expenses
Corporate expense	33	88	123
Other operating costs	10	24	58
Total operating expenses	43	112	181
Loss from operations	(41)	(110)	(179)
Interest expense	(55)	(18)	(5)
Gain/(loss) on interests in subsidiaries	(316)	776	2,933
Restructuring and support expenses	—	(1,842)	(5,729)
Other income/(loss)	726	85	(30)
Income/(loss) from operations before income taxes	314	(1,109)	(3,010)
Income tax benefit/(provision)	(11)	741	(39)
Net income/(loss)	303	(368)	(3,049)
Other comprehensive income/(loss), net of income taxes	(30)	6	(2)
Comprehensive income/(loss)	$273	$(362)	$(3,051)
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2018	2017	2016
Cash flows provided by/(used in) operating activities	$(138)	$1,504	$(37)
Cash flows from investing activities
Payments to acquire investments	—	(700)	—
Cash flows used in investing activities	—	(700)	—
Cash flows from financing activities
Repayments of long-term debt	(2)	—	—
Taxes paid related to net share settlement of equity awards	(22)	—	—
Proceeds from the issuance of common stock	6	—	—
Repurchase of common stock	(311)	—	—
Other financing	(2)	—	(8)
Cash flows used in financing activities	(331)	—	(8)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(469)	804	(45)
Cash, cash equivalents, and restricted cash, beginning of period	926	122	167
Cash, cash equivalents, and restricted cash, end of period	$457	$926	$122

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
The year ended December 31, 2017 and 2016 Condensed Statement of Operations and Comprehensive Income/(Loss) was adjusted to reflect income of $6 million and a loss of $2 million, respectively, as Other comprehensive income/(loss), net of income taxes. There was no impact on the Condensed Balance Sheets or Condensed Statements of Cash Flows.

2.	Restricted net assets of subsidiaries
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held as of both December 31, 2018 and 2017 was approximately $3.2 billion. Such restrictions are on net assets of Caesars Entertainment Corporation and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.

3.	Commitments, contingencies, and long-term obligations
For a discussion of the Company’s commitments, contingencies, and long-term obligations under its senior secured credit facilities, see Note 11 and Note 12 of the Company’s consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

February 21, 2019	By:	/s/ MARK P. FRISSORA
Mark P. Frissora
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS BENNINGER	Director	February 21, 2019
Thomas Benninger

/s/ JOHN BOUSHY	Director	February 21, 2019
John Boushy

/s/ JULIANA L. CHUGG	Director	February 21, 2019
Juliana L. Chugg

/s/ DENISE M. CLARK	Director	February 21, 2019
Denise M. Clark

/s/ JOHN DIONNE	Director	February 21, 2019
John Dionne

/s/ MATTHEW FERKO	Director	February 21, 2019
Matthew Ferko

/s/ MARK P. FRISSORA	President and	February 21, 2019
Mark P. Frissora	Chief Executive Officer and Director

/s/ JAMES HUNT	Director	February 21, 2019
James Hunt	Chairman of the Board

/s/ DON KORNSTEIN	Director	February 21, 2019
Don Kornstein

/s/ DAVID B. SAMBUR	Director	February 21, 2019
David B. Sambur

/s/ RICHARD P. SCHIFTER	Director	February 21, 2019
Richard P. Schifter

/s/ CHRISTOPHER J. WILLIAMS	Director	February 21, 2019
Christopher J. Williams

/s/ ERIC HESSION	Executive Vice President and	February 21, 2019
Eric Hession	Chief Financial Officer

/s/ KEITH A. CAUSEY	Senior Vice President and	February 21, 2019
Keith A. Causey	Chief Accounting Officer