Form 10-K/A
period 2018-12-31
CAESARS ENTERTAINMENT Corp
filed 2019-04-26
CIK 858339

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Caesars Entertainment Corporation (the “Company,” “Caesars,” “we,” “us,” “our”) for the year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2019 (the “Original Report” and, as amended by this Amendment, the “2018 Annual Report”), and is being filed solely for the purpose of providing certain information required by Items 10, 11, 12, 13, and 14 of Part III.

This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Report to the incorporation by reference to portions of a definitive proxy statement or amendment to our Form 10-K into Part III of the Original Report is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 10.118 and 10.119, the employment agreement and amendment thereto of Les Ottolenghi who was determined to be a named executive officer for 2018, and Exhibits 31.3 and 31.4, each of which is filed herewith.

Except as specifically set forth herein, this Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

CAESARS ENTERTAINMENT CORPORATION

FORM 10-K/A

TABLE OF CONTENTS

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

BOARD OF DIRECTORS

As of the date of this Amendment, our Board of Directors (the “Board”) consists of eleven members: James Hunt, as Chairman, Thomas Benninger, Juliana Chugg, Denise Clark, Keith Cozza, John Dionne, Mark Frissora, Don Kornstein, Courtney Mather, James Nelson and Richard Schifter. Mr. Frissora, our President and Chief Executive Officer, will leave the Company on April 30, 2019 and accordingly will not be standing for re-election at the Company’s 2019 annual meeting of shareholders. Anthony Rodio has been appointed, effective as of the Effective Date (as defined below), as Chief Executive Officer of the Company and a new member of the Board as described below in the section “—Anthony Rodio Employment Agreement.”

Described below is information concerning the business experience and qualifications of each current director and person chosen to become a director, including their ages as of the date of this Amendment, except Mark Frissora and Anthony Rodio whose business experience and qualifications are described below in the section “Executive Officers.”

NAME	AGE	COMMITTEES
Thomas Benninger	61	Audit, Strategy & Finance, Transaction
Juliana Chugg	51	Governance & Corporate Responsibility
Denise Clark	61	Audit, Compensation & Management Development (Chair)
Keith Cozza	40	Governance & Corporate Responsibility, Strategy & Finance, Transaction
John Dionne	55	Audit (Chair)
James Hunt	63	Chairman of the Board
Don Kornstein	67	Strategy & Finance (Chair), Transaction (Chair)
Courtney Mather	42	Compensation & Management Development, Strategy & Finance, Transaction
James Nelson	69	Audit
Richard Schifter	66	Compensation & Management Development, Governance & Corporate Responsibility (Chair)

Mr. Benninger became a member of our Board in October 2017. Mr. Benninger founded and has been a Managing General Partner of Global Leveraged Capital, LLC, a private investment and advisory firm, since 2006. Mr. Benninger has served on the Boards of Directors of Revel AC, Inc., a company engaged in the business of owning and operating a resort casino; Squaw Valley Ski Corporation, a company engaged in the business of owning and operating ski resorts; and Affinity Gaming, LLC, a company engaged in the business of owning and operating casinos and resorts; and was the Chairman of the Board of Managers of Tropicana Entertainment, LLC, a company engaged in the business of owning and operating casinos and resorts. He currently serves as the Chairman of the Boards of Directors of Video King Acquisition Corp., a provider of fixed-based electronic gaming systems, and Truckee Gaming, LLC, a company engaged in the business of owning and operating casinos and resorts. He was a Certified Public Accountant in California. Mr. Benninger brings to the Board his experience in the gaming industry, extensive management experience, financial expertise, and experience serving on several boards of directors.

Ms. Chugg became a member of our Board in December 2018. Ms. Chugg served as the Global Chief Brands Officer of Mattel Inc, a world-wide leader in the design, manufacture and marketing of toys and family products from 2015 until 2018. She served as a Senior Vice President at General Mills Inc, a company engaged in the global production and distribution of food products from 2006 to 2014, where she ran a number of divisions including the Meals Division, the Pillsbury Division and the Baking Division. She joined General Mills in Australia in 1996 and held a number of leadership positions prior to becoming a Division President in the United States. Ms. Chugg served as a director of H.B. Fuller Company an industrial-adhesives supply company from April 2007 until January 2013 and Promina Group Ltd, an insurance and wealth management company headquartered in Australia from April 2003 to July 2004, when she relocated to the United States. Since 2009, she has served on the Board of Directors of VF Corporation a global apparel and footwear company where she is a member of the Executive, Nominating and Governance, and Talent and Compensation Committees. Ms. Chugg brings to the Board her extensive experience in operations and branding from her roles leading major functions and divisions of large publicly traded multi-brand consumer products companies.

Ms. Clark became a member of our Board in October 2018. Ms. Clark served as Senior Vice President and Chief Information Officer for The Estée Lauder Companies Inc., a manufacturer and marketer of beauty products, from November 2012 until her retirement in March 2017. Prior to that role, Ms. Clark served as Senior Vice President and Chief Information Officer for Hasbro Inc., a global play and entertainment company, from October 2007 to November 2012. Ms. Clark also served at Mattel, Inc., a company engaged in the business of the design, manufacture and marketing of toys and family products, where she was Chief Technology Officer between January 2000 and February 2007. Ms. Clark’s previous experience includes two other consumer goods companies, Warner Music Group, formerly a division of Time Warner Inc., and Apple Inc., and 13 years in the United States Navy where she retired with the rank of Lieutenant Commander. Ms. Clark has over 20 years of experience in the delivery of enterprise resource planning, digital platforms, and innovative business transformations. Ms. Clark serves on the Board of Directors of United Natural Foods, Inc., a distributor of organic and specialty foods, where she is a member of the Audit Committee and Nominating & Governance Committee. Ms. Clark brings to the Board her over 20 years of experience in information technology, executive experience and other leadership roles, which enable her to provide insights into enterprise resource planning, digital platforms, and innovative business strategies.

Mr. Cozza became a member of our Board in March 2019. Mr. Cozza has been the President and Chief Executive Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, food packaging, metals, mining, real estate and home fashion, since February 2014. In addition, Mr. Cozza has served as Chief Operating Officer of Icahn Capital LP, the subsidiary of Icahn Enterprises through which Carl C. Icahn manages investment funds, since February 2013. From February 2013 to February 2014, Mr. Cozza served as Executive Vice President of Icahn Enterprises. Mr. Cozza is also the Chief Financial Officer of Icahn Associates Holding LLC, a position he has held since 2006. Mr. Cozza has been: Chairman of the Board of Directors of Xerox Corporation, a provider of document management solutions, since May 2018; and a director of Icahn Enterprises L.P., since September 2012. In addition, Mr. Cozza serves as a director of certain wholly-owned subsidiaries of Icahn Enterprises L.P., including: Icahn Automotive Group LLC, an automotive parts installer, retailer and distributor; and PSC Metals LLC, a metal recycling company. Mr. Cozza was previously: a director of Tenneco Inc. from October 2018 to March 2019; a director of Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation) from January 2017 to October 2018; a director of Tropicana Entertainment Inc. from February 2014 until October 2018; a director of Herbalife Nutrition Ltd. from April 2013 to April 2018; a member of the Executive Committee of American Railcar Leasing LLC from June 2014 to June 2017; a director of CVR Refining, LP from January 2013 to February 2014; and a director of MGM Holdings Inc. from April 2012 to August 2012. Federal-Mogul, Icahn Automotive, CVR Refining, Icahn Enterprises, PSC Metals, and Tropicana are each indirectly controlled by Carl C. Icahn, and American Railcar Leasing was previously indirectly controlled by Mr. Icahn. Mr. Cozza brings to the Board expertise gained from his extensive corporate, finance, accounting and investment experience and significant experience in leadership roles as a director on various public company boards of directors.

Mr. Dionne became a member of our Board in October 2017. Mr. Dionne has been a Senior Advisor of the Blackstone Group L.P., an investment firm, since July 2013 and a Senior Lecturer in the Finance Unit of the Harvard Business School since January 2014. Until he retired from his position as a Senior Managing Director at Blackstone in June 2013, Mr. Dionne was Global Head of its Private Equity Business Development and Investor Relations Groups and served as a member of Blackstone’s Private Equity Global Investment and Valuation Committees. Mr. Dionne originally joined Blackstone in 2004 as the Founder and Chief Investment Officer of the Blackstone Distressed Securities Fund. Before joining Blackstone, Mr. Dionne was for several years a Partner and Portfolio Manager for Bennett Restructuring Funds, specializing in financially troubled companies, during which time he also served on several official and ad-hoc creditor committees. He is a Chartered Financial Analyst and Certified Public Accountant (inactive). Mr. Dionne currently serves as a member of the Boards of Directors of Cengage Learning Holdings II, Inc., a company engaged in the business of providing education technology to schools, libraries, and workforce training markets worldwide, where he is as a member of the Audit Committee; Momentive Performance Materials, Inc., a manufacturer of chemicals and materials, where he is a member of the Audit Committee and the Nominating and Governance Committee; and Pelmorex Media, Inc., a company engaged in the business of providing weather-related products, services and applications. Mr. Dionne was selected to serve on the new Board of Directors of Clear Channel Outdoor Holdings, Inc., an outdoor advertising company, when Clear Channel becomes a standalone company upon its parent company’s emergence from its restructuring process. He previously served as a member of the Boards of Directors of several companies and not-for-profit organizations. He is deemed a “financial expert” for purposes of serving on the audit committees of publicly-held companies. Mr. Dionne was elected a member of our Board due to his significant financial experience.

Mr. Hunt became a member of our Board in October 2017. Mr. Hunt served The Walt Disney Company, a diversified international family entertainment and media enterprise, in executive financial roles in the Parks and Resorts segment between 1992 and 2012. Mr. Hunt served as Chief Financial Officer and Executive Vice President of Walt Disney Parks and Resorts Worldwide from 2003 to 2012. Prior to joining Disney, he was a Partner of Ernst & Young, a professional services firm. He currently serves on the Boards of Directors of Brown & Brown, Inc., an insurance and risk management firm, where he is the Chairman of the Audit Committee and is a member of each of the Compensation and Acquisitions Committees; The St. Joe Company, a real estate operations and development company, where he is the Chairman of the Audit Committee and is a member of the Compensation Committee; Penn Mutual Life Insurance Co., a life insurance company; and the Nemours Foundation, a not-for-profit children’s health organization. Mr. Hunt is a Certified Public Accountant with an active license in the state of Florida. Mr. Hunt was elected as Chairman of the Board because of his executive leadership experience in the leisure and entertainment industry, his extensive directorship experience and his accounting and financial expertise.

Mr. Kornstein became a member of our Board in October 2017. Mr. Kornstein founded and has served as the managing member of the strategic, management and financial consulting firm Alpine Advisors LLC, an advisory firm engaged in the business of mergers and acquisitions and capital raising for entrepreneurs and companies. Mr. Kornstein served on the Board of Directors of Caesars Acquisition Company from January 2014 until the merger with the Company. He previously served as a non-executive Director on the Board of Gala Coral Group, Ltd., a diversified gaming company based in the United Kingdom, from June 2010 until its merger with Ladbrokes PLC in November 2016. He has served on the Boards of Directors of Affinity Gaming, Inc. (Chairman), a casino gaming company, from March 2010 until January 2014; Bally Total Fitness Corporation (Chairman & Chief Restructuring Officer); Circuit City Stores, Inc., a consumer electronics company; Cash Systems, Inc., a manufacturer of transaction processing products; Shuffle Master, Inc., a manufacturer of shuffle machines and various other casino-related products; and Varsity Brands, Inc., a sports apparel and equipment company. Mr. Kornstein served as Chief Executive Officer, President and Director of Jackpot Enterprises, Inc., which was a NYSE-listed gaming company until its sale and was an investment banker and Senior Managing Director of Bear, Stearns & Co. Inc, an investment banking firm. Mr. Kornstein brings to the Board his experience in the gaming and entertainment industry, experience as a chairman, president and chief executive officer, financial expertise and experience serving on several boards of directors.

Mr. Mather became a member of our Board in March 2019. Mr. Mather, CAIA, CFA, FRM has served as Portfolio Manager of Icahn Capital, the entity through which Carl C. Icahn manages investment funds, since December 2016, and was previously Managing Director of Icahn Capital from April 2014 to November 2016. Mr. Mather is responsible for identifying, analyzing, and monitoring investment opportunities and portfolio companies for Icahn Capital. Prior to joining Icahn Capital, Mr. Mather was at Goldman Sachs & Co. from 1998 to 2012, most recently as Managing Director responsible for Private Distressed Trading and Investing, where he focused on identifying and analyzing investment opportunities for both Goldman Sachs and clients. Mr. Mather has served as a director of: Cheniere Energy, Inc., an international energy company engaged in the production and marketing of liquefied natural gas, since May 2018; Newell Brands Inc., a manufacturer and distributor of a broad range of consumer products, since March 2018; Conduent Inc., a provider of business process outsourcing services, since December 2016; Herc Holdings Inc., an international provider of equipment rental and services, since June 2016; TER Holdings I, Inc. (formerly known as Trump Entertainment Resorts, Inc.), a company engaged in real estate holdings, since February 2016; and Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since June 2015. Mr. Mather was previously a director of: Freeport-McMoRan Inc. from October 2015 to March 2019; Federal-Mogul Holdings Corporation from May 2015 to January 2017; Viskase Companies Inc. from June 2015 to March 2016; American Railcar Industries, Inc. from July 2014 to March 2016; CVR Refining, LP from May 2014 to March 2016; and CVR Energy, Inc. from May 2014 to March 2016. TER Holdings I, Ferrous Resources Limited, Federal-Mogul, American Railcar Industries, CVR Refining, CVR Energy, and Viskase are each indirectly controlled by Carl C. Icahn. Mr. Mather holds the Chartered Alternative Investment Analyst (CAIA), Chartered Financial Analyst (CFA), and Certified Financial Risk Manager (FRM) professional designations. Mr. Mather brings to the Board his significant business and financial experience and experience providing strategic advice and guidance to companies through his service as a director on various public company boards of directors.

Mr. Nelson became a member of our Board in March 2019. Mr. Nelson has been a director of: Herbalife Nutrition Ltd., a nutrition company in which Mr. Icahn holds a non-controlling interest through the ownership of securities, since April 2014. Mr. Nelson has served as a chief executive office, director and chairman of the audit committee of Global Net Lease Inc., a publicly traded real estate investment trust, since March 2017. Mr. Nelson previously served as: a director and member of the audit committee of Icahn Enterprises L.P. and its general partner, Icahn Enterprises G.P., Inc., from June 2001 to March 2019; a director of IEH Auto Parts LLC from June 2015 to March 2019, an Icahn Enterprises’ subsidiary; a director of New York REIT, Inc. from November 2015 to June 2017; a director of Voltari Corporation from June 2011 through September 2015 (and, from January 2012 through September 2015, served as chairman of its Board of Directors); a director of VII Peaks Co-Optivist Income BDC II, Inc. from November 2013 through August 2014; a director of Ubiquity Broadcasting Corporation from April 2014 to August 2014; a director and member of the audit committee of Tropicana Entertainment Inc. from March 2010 to May 2014; a director of SITO Mobile, Ltd. from May 2013 to April 2014; a director and member of the audit committee of Take Two Interactive Software, Inc. from April 2010 through November 2013; a director and as chairman of the audit committee of the board of directors of Cequel Communications from April 2008 to November 2012; and a director and chairman of the audit committee of Viskase Companies, Inc. from April 2003 through April 2010. Mr. Nelson brings to the Board his significant experience and leadership roles serving as chief executive officer, director and chairman of the audit committee of various companies.

Mr. Schifter became a member of our Board in May 2017. Mr. Schifter is a Senior Advisor and former partner at TPG Capital, LP, an investment company, from 1994 through 2013. Prior to joining TPG, Mr. Schifter was a partner at the law firm of Arnold & Porter in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring. Mr. Schifter joined Arnold & Porter in 1979 and was a partner from 1986 through 1994. Mr. Schifter currently serves on the Boards of Directors and as the Chair of the Nominating and Governance Committee of LPL Financial Holdings Inc., an independent broker-dealer, and ProSight Specialty Insurance, a specialty insurance company. Mr. Schifter also serves on the Board of Overseers of the University of Pennsylvania Law School. In addition, Mr. Schifter is a member of the Board of Directors of the American Jewish International Relations Institute and a member of the national advisory board of Youth, I.N.C. (Improving Non-Profits for Children). Mr. Schifter previously served on the Boards of Directors of American Airlines Group, Inc. from 2013 to 2018; Direct General Corporation from 2011 to 2016; American Beacon Advisors, Inc. from 2008 through 2015; Republic Airways, Inc. from 2009 through 2013; TIAA Bank, formerly known as EverBank Financial Corporation, from 2010 to 2017; Ryanair Holdings, PLC from 1996 through 2003; America West Holdings Inc. from 1994 to 2005; US Airways Group Inc. from 2005 to 2006; and Midwest Airlines, Inc. from 2007 to 2009. Mr. Schifter brings to the Board his extensive directorial experience and expertise in corporate restructuring that enable him to provide the Board with valuable insight and guidance on strategic matters of the Company.

Director Nomination Agreement

On March 1, 2019, the Company entered into a definitive Director Appointment and Nomination Agreement (as amended on March 28, 2019, the “Director Nomination Agreement”) with Carl C. Icahn, Keith Cozza, Courtney Mather, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP and Beckton Corp. (collectively, the “Icahn Group”). Each of James Nelson (“Mr. Nelson”), Courtney Mather and Keith Cozza (Messrs. Mather and Cozza, collectively, the “Icahn Designees” and each an “Icahn Designee”) were appointed to the Board pursuant to the Director Nomination Agreement, and the Icahn Designees will be nominated for election at our 2019 annual meeting of shareholders pursuant to the Director Nomination Agreement. A summary of the terms of the Director Nomination Agreement is set forth in Item 13, “Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions—Related Party Transactions Involving the Icahn Group.”

Mark Frissora Employment Agreement

Mr. Frissora was appointed to the Board pursuant to his employment agreement and as a result of his appointment to Chief Executive Officer and President of the Company in July 2015. See Item 11, “Executive Compensation—Summary Compensation Table—Discussion of the Summary Compensation Table—Chief Executive Officer” for more information.

Anthony Rodio Employment Agreement

The Company entered into an employment agreement with Anthony Rodio on April 15, 2019 pursuant to which Mr. Rodio will serve as the Chief Executive Officer of the Company and Caesars Enterprise Services, LLC, effective as of the later of May 1, 2019 and the date immediately following the date on which he becomes contractually available to perform services under the employment agreement (such later date, the “Effective Date”). In conjunction with the Board’s approval of Mr. Rodio’s employment agreement, Mr. Rodio was appointed to the Board effective as of the Effective Date.

Mr. Rodio’s employment agreement provides for the following, effective as of the Effective Date: (i) an annual base salary of $1,500,000; (ii) a target annual cash incentive opportunity (the “Bonus”) under the Company’s annual incentive bonus program(s) applicable to Mr. Rodio’s position of 100% of the base salary prorated from the Effective Date and, in the sole discretion of the Compensation and Management Development Committee of the Board, up to an additional 100% of the base salary if the initial threshold for the target bonus is exceeded; (iii) a one-time bonus payment in the amount of $250,000; and (iv) a cash payment of $3,000,000 in the event that Mr. Rodio’s employment is terminated by the Company without cause or by Mr. Rodio for good reason within twenty-four months following a change of control of the Company (provided that Mr. Rodio executes a separation agreement and release in a form customarily used by the Company for senior executives). The employment agreement also provides that Mr. Rodio’s employment is terminable by him or the Company at any time, with or without cause, and for any reason or no particular reason.

In addition to the above, following the Effective Date, the Company will review with Mr. Rodio an appropriate grant under the Company’s long-term incentive plan. Any such grant will be at the discretion of the Compensation & Management Development Committee and the actual future value of such grant will be subject to risk based on the performance of the Company’s stock.

Subject to restrictions and requirements specified in the employment agreement (including that Mr. Rodio executes a separation agreement and release in a form customarily used by the Company for senior executives), in the event of a termination of Mr. Rodio’s employment by the Company without cause or by Mr. Rodio for good reason at any time other than within twenty-four months following a change of control of the Company, Mr. Rodio will be entitled to: (i) any unpaid base salary and other accrued obligations of the Company earned through the date of termination; and (ii) a lump-sum severance payment in an amount equal to not less than one year salary at Mr. Rodio’s annual base salary rate plus a pro-rata target Bonus for the then-current bonus year to the extent not already paid to Mr. Rodio.

In addition, Mr. Rodio will be subject to restrictions on competition and solicitation during his employment with the Company and for up to an additional twelve months thereafter. The employment agreement also contains standard confidentiality, invention assignment and non-disparagement covenants.

EXECUTIVE OFFICERS

Executive officers are elected annually, serve at the discretion of our Board and hold office until their successors are duly elected and qualified or until their earlier resignation or removal. There are no family relationships among any of our directors, director nominees, executive officers or persons chosen to become a director or executive officer. Each of our executive officers and person chosen to become an executive officer and their ages as of the date of this Amendment are:

NAME	AGE	POSITION
Janis Jones Blackhurst	70	Executive Vice President, Public Policy and Corporate Responsibility
Richard D. Broome	60	Executive Vice President, Communications and Government Relations
Monica Digilio	56	Executive Vice President and Chief Human Resources Officer
Timothy Donovan	63	Executive Vice President, General Counsel and Chief Legal, Risk and Security Officer
Mark Frissora	63	Chief Executive Officer and President
Eric Hession	44	Executive Vice President and Chief Financial Officer
Christopher Holdren	49	Executive Vice President and Chief Marketing Officer
Thomas Jenkin	64	Global President of Destination Markets
Les Ottolenghi	57	Executive Vice President and Chief Information Officer
Marco Roca	58	President of Global Development and Chief Development Officer
Anthony Rodio	60	Appointed as Chief Executive Officer effective as of the Effective Date
Christian Stuart	40	Executive Vice President, Gaming and Interactive Entertainment

Ms. Jones Blackhurst became our Executive Vice President, Public Policy and Corporate Responsibility in May 2017. She served as Executive Vice President, Communications and Government Relations from November 2011 to May 2017. She served as our Senior Vice President of Communications and Government Relations from November 1999 to November 2011. Prior to joining Caesars, Ms. Blackhurst served as Mayor of Las Vegas from 1991 to 1999.

Mr. Broome became our Executive Vice President, Communications and Government Relations in September 2017. Prior to his current role, he served as Executive Vice President of Public Affairs and Communications from January 2016 to August 2017. Prior to joining the Company, Mr. Broome served as the Executive Vice President, Corporate Affairs and Communications of Hertz Holdings and Hertz from March 2013 through July 2015. Previously, Mr. Broome served as Senior Vice President, Corporate Affairs and Communications of Hertz Holdings and Hertz from March 2008 to March 2013, and as Vice President, Corporate Affairs and Communications from August 2000 to March 2008.

Ms. Digilio became our Executive Vice President and Chief Human Resources Officer in September 2018. Prior to joining Caesars, she spent six years as the Executive Vice President of Global Human Resources for Montage International, an operator of luxury hotels and resorts. Ms. Digilio also spent 12 years as the Executive Vice President of Global Human Resources for Kerzner International and 10 years in leadership positions with ITT Sheraton Corporation. Ms. Digilio is an Advisory Board Member for Cornell University’s Leland C. and Mary M. Pillsbury Institute for Hospitality Entrepreneurship.

Mr. Donovan became our Executive Vice President in November 2011, General Counsel in April 2009 and Chief Legal, Risk and Security Officer in February 2018. He served as Chief Regulatory and Compliance Officer from January 2011 to February 2018. He served as Senior Vice President from April 2009 to November 2011. Prior to joining us, Mr. Donovan served as Executive Vice President, General Counsel and Corporate Secretary of Republic Services, Inc. from December 2008 to March 2009 after a merger with Allied Waste Industries, Inc., where he served in the same capacities from April 2007 to December 2008. Mr. Donovan earlier served as Executive Vice President-Strategy & Business Development and General Counsel of Tenneco, Inc. from July 1999 to March 2007. He also serves on the Board of Directors of John B. Sanfilippo & Son, Inc. and is President and Director of the Be a Gift Foundation.

Mr. Frissora serves as our Chief Executive Officer and President and as a member of our Board since February 2015. Mr. Frissora has 41 years of business experience that spans all levels of management and functional roles. He joined Caesars in 2015 and served between 2000-2014 as Chairman and CEO of two Fortune 500 companies. Prior to his July 2015 appointment as Caesars’ Chief Executive Officer, he started his career working in various management positions for General Electric, Philips

Lighting Company, and Aeroquip-Vickers. He served as Chairman and CEO of Tenneco from 2000 until 2006. Mr. Frissora subsequently served as CEO of The Hertz Corporation from 2006 until September 2014, also serving as the company’s Chairman from January 1, 2007 until he stepped down in September 2014. Mr. Frissora served as a member of The Business Roundtable, McKinsey’s CEO Advisory Council, and the G100. He has also been actively involved in philanthropic activities and in 2012 he was awarded the Oliver R. Grace Award for Distinguished Service in Advancing Cancer Research. He previously served on the Boards of Directors of Aptiv PLC (formerly known as Delphi Automotive PLC) for nine years where he served as Chairman of the Compensation Committee, Hertz Global Holdings for eight years, and Walgreens Boots Alliance for seven years where he served as Chairman of the Finance Committee. He currently serves on the American Gaming Association Executive Committee. Mr. Frissora was elected as a member of our Board because of his significant operational background and his past experience in leading large, complex consumer-facing organizations.

Mr. Hession became our Executive Vice President and Chief Financial Officer in January 2015 and was our Senior Vice President and Treasurer starting in November 2011. Mr. Hession joined the Company in December of 2002 and held many roles in both operations and corporate finance over his tenure with the Company. Prior to his employment with the Company, Mr. Hession spent five years with Merck and Company working in various capacities in Pennsylvania and North Carolina and at its New Jersey corporate headquarters.

Mr. Holdren became our Executive Vice President and Chief Marketing Officer in November 2017. Prior to joining Caesars, Mr. Holdren served as Chief Marketing Officer of Handy, a high-growth technology startup. Prior to Handy, Mr. Holdren served as Senior Vice President of Digital, Loyalty & Partnerships at Starwood Hotels & Resorts Worldwide Inc. Overall, Mr. Holdren spent more than 15 years at Starwood where he oversaw the award-winning Starwood Preferred Guest program. He previously held marketing roles at The Walt Disney Company and Saban Entertainment.

Mr. Jenkin became our Global President of Destination Markets in May 2013. He served as our President of Operations from November 2011 through May 2013. He served as Western Division President from January 2004 through November 2011. He served as our Senior Vice President-Southern Nevada from November 2002 to December 2003 and Senior Vice President and General Manager-Rio from July 2001 to November 2002.

Mr. Ottolenghi became our Executive Vice President and Chief Information Officer in January 2016. Prior to joining the Company in early 2016, Mr. Ottolenghi held the same role at Las Vegas Sands Corporation from June 2013 to August 2015. Mr. Ottolenghi was also the founder and served as Chief Executive Officer/Chief Information Officer of Plat4m Technologies, formerly Fuzebox, LLC, from August 2007 to May 2013 as well as Chief Technology Officer/Co-Founder of Intent Media Works for four years, from 2003-2007.

Mr. Roca became our President of Global Development in July 2017 and our Chief Development Officer in April 2018. Prior to joining Caesars, Mr. Roca was Executive Vice President and Chief Development Officer for Hard Rock International from May 2014 to July 2017. Prior to joining Hard Rock, Mr. Roca was the Global Senior Managing Director for Realogy. Prior to joining Realogy, he spent six years as the Senior Vice President of Development for Wyndham Hotels & Resorts and two years as Vice President of Development - Americas and Caribbean for Starwood Hotels & Resorts.

Mr. Rodio has been appointed as the Chief Executive Officer of the Company and a member of the Board, effective as of the Effective Date, as described above in the section “—Board of Directors—Anthony Rodio Employment Agreement.” Mr. Rodio served as Chief Executive Officer of Affinity Gaming from October 2018 to May 2019 and has over 37 years of experience in the casino industry. Before leading the Affinity team, Mr. Rodio served as Chief Executive Officer, President and a member of the Board of Directors of Tropicana Entertainment Inc. for over seven years where he was responsible for the operation of eight casino properties in seven different jurisdictions. Mr. Rodio started his gaming career in 1980 as an accounting clerk and transitioned into the management ranks, holding a succession of executive positions in Atlantic City for casino brands including Trump Marina Hotel Casino from May 1997 to September 1998, Harrah’s Entertainment (predecessor to Caesars) from October 1998 to June 2005, the Atlantic City Hilton Casino Resort from June 2005 to August 2008, and Penn Gaming from October 2008 to June 2011. He has also served on the Boards of Directors of professional and charitable organizations including Atlantic City Alliance, United Way of Atlantic County, the Casino Associations of New Jersey and Indiana, AtlantiCare Charitable Foundation, and the Lloyd D. Levenson Institute of Gaming Hospitality & Tourism. Mr. Rodio will bring to the Board deep knowledge and experience in the gaming industry, operational expertise, and a demonstrated ability to effectively design and implement company strategy.

Mr. Stuart became our Executive Vice President, Gaming and Interactive Entertainment in March 2017. Prior to his current role, he served as Senior Vice President and the Chief of Staff to the Chief Executive Officer from June 2015 through March 2017. He served in various marketing, operations and finance roles since 2005, including as Regional Chief Marketing Officer overseeing the Company’s nine resorts in Las Vegas, General Manager of the Cromwell, Flamingo and LINQ Resorts, Regional Vice President of Finance, Gulf Coast Region, and various finance and operations leadership positions at the Company’s U.K. headquarters in London.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than 10% shareholders to file initial reports of ownership and reports of changes in ownership of any of our securities with the SEC and us. To our knowledge, based solely on a review of copies of such reports received with respect to the 2018 fiscal year and the written representations received from certain reporting persons that no other reports were required, we believe that during the past fiscal year, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders were met, except with respect to Marco Roca who had one late filing in 2018 with respect to four transactions that occurred during fiscal 2017 and 2018.

CODE OF BUSINESS CONDUCT AND ETHICS

We have a Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees (the “Code of Ethics”). The Code of Ethics is available on the Governance page of our website located at http://investor.caesars.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or to report the same on a Current Report on Form 8-K. Our Code of Ethics is available free of charge upon request to our Corporate Secretary, Caesars Entertainment Corporation, One Caesars Palace Drive, Las Vegas, Nevada 89109.

AUDIT COMMITTEE

Our Board has a standing Audit Committee. The Board has adopted a written charter for the Audit Committee which is available on the Governance page of our website located at http://investor.caesars.com.

Our Audit Committee consists of Messrs. Benninger, Dionne, as Chair, and Nelson and Ms. Clark. All members of the Audit Committee are independent as independence is defined in Rule 10A-3 of the Exchange Act and under the NASDAQ listing standards. Our Board has determined that Messrs. Dionne and Benninger each qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.	Executive Compensation

COMPENSATION RISK ASSESSMENT

We have a fully independent compensation committee, the Compensation & Management Development Committee, which is also referred to in this Amendment as the “Compensation Committee.”

On an annual basis, our management reviews our compensation policies and practices to determine whether any risks arising from our compensation policies and practices for employees, including non-executive officers, are reasonably likely to have a material adverse effect on the Company and presents its findings to the Compensation Committee. Based on this assessment and review, we believe our compensation policies and practices do not present risks that are reasonably likely to have a material adverse effect on us. In evaluating our compensation policies and practices, we considered the following elements of our compensation programs from the perspective of enterprise risk management and the terms of the Company’s compensation policies generally.

The Company’s executive compensation practices are intended to compensate executives primarily on performance, with a large portion of potential compensation at risk. The Compensation Committee sets senior executive compensation with three driving principles in mind: (1) delivering financial results to shareholders, (2) rewarding and motivating top executives in a manner that is aligned with shareholders’ interests while enhancing our ability to retain top executive talent, and (3) incentivizing high performance and promoting accountability so that our customers receive a great experience when visiting our properties. In addition, the Compensation Committee has the authority to claw back bonuses paid to participants, and awards under the Caesars Entertainment Corporation 2012 Performance Incentive Plan (the “2012 PIP”) and the Caesars Entertainment Corporation 2017 Performance Incentive Plan (the “2017 PIP”) are subject to cancellation and/or clawback, each as further described below, in the event of a termination for cause or material noncompliance resulting in financial restatement by a plan participant. The Company is also subject to many restrictions due to gaming, compliance and other regulations that mitigate the risk that employees will take actions that would put our business at risk and that the compensation programs incentivize them to do so. As a result, the Compensation Committee does not believe that the Company’s compensation policies and practices provide incentives to take inappropriate business risks.

COMPENSATION DISCUSSION AND ANALYSIS

Caesars Entertainment: Moving into the Future

Following our restructuring in October 2017, the year 2018 brought many opportunities for us to continue our transition from a highly leveraged controlled company to a growing public company, to invest in our growth strategy and to continue the process of revising our compensation program structures to those that are appropriate for a dynamic public company. It also required us to focus on retaining top talent who are critical to our future success.

Our executive compensation philosophy provides the foundation upon which all of our compensation programs are built. Our executive compensation philosophy, and our compensation policies, plans and programs, are under the supervision of the Compensation Committee of our Board of Directors. For a description of the composition, authority and responsibilities of the Compensation Committee, see “—Compensation Process—Compensation Committee” below.

Executive Summary

Our 2018 Named Executive Officers

The following employees represented our named executive officers for 2018.

Mark Frissora(1)	President and Chief Executive Officer
Eric Hession	Executive Vice President and Chief Financial Officer
Thomas Jenkin	Global President of Destination Markets
Robert Morse(2)	President of Hospitality
Timothy Donovan	Executive Vice President, General Counsel, and Chief Legal, Risk and Security Officer
Les Ottolenghi	Executive Vice President and Chief Information Officer

(1)

The Company and Mr. Frissora entered into a separation agreement, dated November 1, 2018 and amended on December 21, 2018, as discussed in greater detail in “—Discussion of the Summary Compensation Table,” pursuant to which Mr. Frissora’s employment will terminate effective as of April 30, 2019.

(2)	The Company and Mr. Morse entered into a separation agreement, effective November 26, 2018, as discussed in greater detail in “—Discussion of the Summary Compensation Table.”

Significant 2018 Events

Following our restructuring, we began implementing changes to our compensation structure. We continued and expanded these changes in 2018. The following summarizes key actions that we took in 2018, which are described in more detail below.

1	We developed a new peer group for measuring compensation, which is composed of 12 gaming, hospitality, restaurant, and media/entertainment industry companies that are comparable to Caesars	4	Our Board has approved an annual advisory vote of our shareholders on executive compensation (“say-on-pay”), beginning in 2019, to obtain more feedback on our compensation philosophy and implementation decisions

2	We established a new annual and long-term incentive (“LTI”) program that provides for granting awards that are earned based on satisfaction of challenging performance targets, putting a significant portion of our executives’ compensation “at risk”	5	We granted cash retention bonuses to key executives to minimize disruption and encourage the continued availability of top talent following the resignation of our CEO, taking into account vesting schedules of awards granted while we were a controlled company

3	We eliminated our ability to reprice stock options and stock appreciation rights without approval of our shareholders

2018 Company Performance

In light of our 2018 financial performance and in light of the fact that 2018 was our first full year following our restructuring, the Compensation Committee believes that 2018 compensation for our named executive officers was appropriate.

Key Executive Compensation Decisions for 2018

In 2018, we implemented performance elements into our executive equity awards. These performance elements supplemented the performance-based cash bonus awards also granted to executives, heavily weighting our compensation structure for executives to pay for performance. The following summarizes the key executive compensation decisions made for 2018:

•

In August 2018, the Compensation Committee approved increases in base salaries, which ranged from 0% and 11% over 2017 and were consistent with market salaries (excluding promotion-related raises). Except for Mr. Morse, these increases were effective January 1, 2019.

•	In February 2018, 2017 annual cash bonuses were paid to the named executive officers in 2018 at 107% of target based on 2017 adjusted EBITDA, overall customer service and enterprise NPS results.

•

In April 2018, the Compensation Committee approved an Annual LTI grant to our named executive officers that placed 50% weighting on Performance Share Units (“PSUs”) tied to EBITDA performance goals and 50% weighting on time-vesting Restricted Stock Units (“RSUs”).

•	In December 2018, the Compensation Committee approved retention bonuses for certain named executive officers (Messrs. Hession, Jenkin, Donovan, and Ottolenghi) in an aggregate amount of $3.6 million.

•	In January 2019, annual cash bonuses were determined based on 2018 results for specific criteria (adjusted EBITDA, overall customer service and enterprise Net Promoter Score (“NPS”)).

Looking forward to 2019, in response to feedback from our shareholders, we added free cash flow—an important measure of cash generation by the business—as a factor in determining performance under our Bonus Plan.

The mix of the key elements of compensation (expressed as a proportion of total compensation) awarded to our named executive officers in 2018 was as follows (excluding compensation of the type that would fall under “All Other Compensation” in our Summary Compensation Table):

	EARNED BASE SALARY ($)	ANNUAL CASH BONUS AWARD (AT TARGET)(1) ($)	PERFORMANCE- BASED STOCK UNIT AWARD (2018-2020) (AT TARGET) ($)	FAIR VALUE OF TIME-VESTED RESTRICTED STOCK UNITS GRANTED ($)
Mr. Frissora	2,000,000	4,000,000	3,500,010	3,500,010
Mr. Hession	735,438	597,543	700,002	700,002
Mr. Jenkin	1,260,750	945,562	950,000	950,000
Mr. Morse(2)	848,391	636,293	700,002	700,002
Mr. Donovan	838,041	628,531	650,008	650,008
Mr. Ottolenghi	563,750	359,391	500,008	500,008

(1)	The Compensation Committee approved an increase to Mr. Hession’s bonus target from 75% to 100% and Mr. Ottolenghi’s bonus target from 60% to 75% on October 1, 2018.
(2)

The Company and Mr. Morse entered into a separation agreement, effective November 26, 2018, as discussed in greater detail in “—Discussion of the Summary Compensation Table.” Due to Mr. Morse’s termination of employment in 2018, he forfeited his LTI awards and received no bonus payment for 2018.

As the foregoing table and charts show, at the targeted level, our incentive compensation awards made at the beginning of 2018 represented approximately 85% of the total compensation awarded to our Chief Executive Officer for 2018 and an average of approximately 71% of the total compensation awarded to the other named executive officers for 2018.

Say-on-Pay Vote

Prior to our restructuring, at the 2016 annual meeting of shareholders, the shareholders approved, on an advisory, non-binding basis, the Company’s named executive officer compensation. Approximately 96% of the votes cast on the 2016 say-on-pay vote were in favor of our named executive officer compensation. The Company considered this strong level of support and did not make any changes to its executive compensation policies for 2018 in response to the vote. The next required say-on-pay vote is at our 2019 annual meeting of shareholders.

Our Compensation Committee and Board have determined that going forward, we will hold a say-on-pay vote annually in order to obtain helpful feedback from our shareholders on a more frequent basis. Accordingly, we expect to hold a say-on-pay vote at the 2020 annual meeting and at each annual meeting thereafter.

Our Compensation Philosophy

The Compensation Committee sets senior executive compensation with three driving principles in mind: (1) delivering financial results to shareholders, (2) rewarding and motivating top executives in a manner that is aligned with shareholders’ interests while enhancing our ability to retain top executive talent, and (3) incentivizing high performance and promoting accountability so that our customers receive a great experience when visiting our properties. The Compensation Committee monitors market trends and as we move further from our restructuring and being a controlled company, we anticipate that we will continue to modify elements of our compensation program to reflect the best practices of our industry and peers.

In accordance with these principles, we have implemented the following designs and policies that support our commitment to paying for performance and maintaining good governance practices:

•	aligning our incentive compensation strategy with business objectives, including enhancing shareholder value and customer satisfaction;

•	supporting a culture of strong performance and accountability by rewarding employees for results;

•	attracting, retaining and motivating talented and experienced executives; and

•	fostering a shared commitment among our senior executives by aligning company and individual goals.

Based on the guiding principles of our compensation philosophy, our executive compensation programs provide competitive levels of compensation that come in many forms, including salaries, annual cash incentive bonuses, and LTI and equity-ownership opportunities in the form of both performance and time-vested awards. We also offer other benefits typically offered to executives in large public companies, including defined contribution retirement plans (including non-qualified deferred compensation plans), limited perquisites, health and welfare benefits and, in many cases, employment agreements.

We work to refine our executive compensation programs and practices in response to the feedback of our shareholders and to be consistent with market trends and demands. We believe that we have made significant progress in this regard after our restructuring and plan to continue to do so going forward.

Implementing the Philosophy

WHAT WE DO

✓ Pay for Performance: We align our pay to performance, with incentive-based compensation representing approximately 71% of the target compensation awarded to our named executive officers as a group for 2018.

✓ Challenging Threshold Performance Goals and Limits on Payouts: We establish challenging threshold performance goals for payment of incentive compensation and we limit annual cash incentive award payments and maximum performance unit award settlements to 200% of the target award.

✓ Competitive Pay for Market: We target our compensation to be competitive to the market and our peer group at the target level of performance.

✓ Advisory Say-on-Pay Vote: We have implemented a policy pursuant to which we will request a say-on-pay vote annually in order to obtain more timely feedback on our compensation philosophy and implementation decisions.

✓ Robust Stock Ownership Guidelines: We have established robust stock ownership guidelines for the CEO and named executive officers as well as for our directors.

✓ Insider Trading and Anti-Hedging Policies: We maintain policies that prohibit our directors, officers and other employees from engaging in “insider trading” in our stock, short selling or purchasing our stock on margin, or entering into transactions that are designed to hedge the risks and rewards of owning our stock.

✓ Annual Pay Evaluations: The Compensation Committee evaluates pay and executive compensation programs annually or more frequently based on circumstances and annually assesses the potential for excessive risk taking.

✓ Clawback Policy: We have an executive compensation clawback policy that allows us to recover performance-based cash and equity incentive compensation paid to executives in various circumstances.

WHAT WE DON’T DO

×   No Guaranteed Bonuses: We do not provide guaranteed bonuses for our officers.

×   No Automatic Salary Increases or Incentive Grants: We do not provide automatic or minimum salary increases for our officers or employees generally and we do not provide any automatic, guaranteed equity grants.

×   No Excise Tax Gross-ups: We do not provide excise tax gross-ups for any officer (other than related to relocation benefits).

×   No Single Trigger Change in Control Severance: Neither our compensation programs nor our employment agreements generally provide for single trigger change in control severance or accelerated vesting provisions.

×   No Excess Executive Perquisites: We do not provide extensive executive perquisites.

Compensation Process

Compensation Committee

The Compensation Committee has the sole authority to set the material compensation of our senior executives, including base pay, incentive pay and equity awards. The Compensation Committee receives information and input from our senior executives and outside consultants (as described below) to help establish these material compensation determinations, but the Compensation Committee is the final arbiter of these decisions.

The Compensation Committee designs, approves, and evaluates the administration of our compensation plans, policies and programs. The Compensation Committee’s role is to design compensation programs that encourage high performance, promote accountability and align employee interests with the interests of our shareholders. The Compensation Committee is also charged with reviewing and approving the compensation of the Chief Executive Officer and our other senior executives, including the named executive officers. The Compensation Committee operates under our Compensation & Management Development Committee charter. It is reviewed at least once per year, and any recommended changes are presented to our Board for approval. The charter for our Compensation Committee specifically outlines its duties and responsibilities in shaping and maintaining our compensation philosophy.

Our Compensation Committee currently consists of Ms. Clark, as Chair, and Messrs. Mather and Schifter. Ms. Spiegel was a member of the Compensation Committee through the date of her resignation on January 31, 2018 for personal reasons; Mr. Williams was a member of the Compensation Committee through his resignation on March 1, 2019; and Mr. Sambur was a member of the Compensation Committee through the date of his resignation on April 4, 2019. Mr. Schifter was appointed to the Compensation Committee on March 6, 2018. The qualifications of the Compensation Committee members stem from their roles as corporate leaders, private investors and board members of several large corporations. Their knowledge, intelligence and experience in company operations, financial analytics, business operations and understanding of human capital management enable the members to carry out the objectives of the Compensation Committee.

In fulfilling its responsibilities, the Compensation Committee may delegate any or all of its responsibilities to a subcommittee of the Compensation Committee or to specified Caesars executives, except that it may not delegate its responsibilities for any matters where it has determined such compensation is intended to comply with the exemptions under Section 16(b) of the Exchange Act.

The 162(m) Plan Committee of the Board was disbanded on February 1, 2018 and its function, to the extent still relevant, was assumed by the Compensation Committee. See discussion below (“Policy Concerning Tax Deductibility”) regarding the relevance of Section 162(m) to our compensation programs.

2018 Compensation Committee Activities

In 2018, the Compensation Committee performed various tasks as described in its charter and in accordance with its assigned duties and responsibilities, including:

•

Chief Executive Officer Compensation: Reviewed and approved corporate goals and objectives relating to the compensation of the Chief Executive Officer, evaluated the performance of the Chief Executive Officer in light of these goals and objectives and relative to peer group, and evaluated and awarded the equity compensation and annual bonus of the Chief Executive Officer based on such evaluation.

•

Other Senior Executive Officer Compensation: Set base compensation and annual bonus compensation (other than for those executives who receive bonuses under the Senior Executive Incentive Plan) and awarded equity compensation for all senior executives, which included an analysis relative to our competition peer group.

•

Director Compensation: Reviewed base compensation and awarded equity compensation for non-employee directors, which included a review of our practices against peers both within and outside the gaming and hospitality industry.

•

Executive Compensation Plans: Reviewed the status of our various executive compensation plans, programs and incentives, including our deferred compensation plans, our equity plans and amendments to plans and, where appropriate, approved new plans and arrangements.

•

Equity Compensation Plans: Approved awards of equity (including making grants of performance-based restricted stock units) and long-term cash incentives to certain employees under the 2017 PIP and established a retention program for certain key executives.

•	Talent and Succession Planning: Reviewed internal pipeline and current succession plans for executive officers.

•	Peer Companies: Reviewed the reasonableness of the existing peer companies and approved a new peer group.

Compensation Committee Consultant Relationships

The Compensation Committee has the authority to engage services of independent legal counsel, consultants and subject matter experts to analyze, review, recommend and approve actions with regard to compensation of members of our Board, executive officer compensation, and general compensation and plan provisions. We provide for appropriate funding for any such services commissioned by the Compensation Committee. These consultants are used by the Compensation Committee for purposes of executive compensation review, analysis and recommendations. The Compensation Committee has engaged and expects to continue to engage external consultants for the purpose of determining Chief Executive Officer and other senior executive compensation. See “—Role of Outside Consultants in Establishing Compensation” below.

Role of Company Executives in Establishing Compensation

When determining the pay levels for the Chief Executive Officer and our other senior executives, the Compensation Committee solicits advice and counsel from internal and external Company resources. Internal resources have included the Chief Executive Officer, the Executive Vice President & Chief Human Resources Officer, and the Senior Vice President of Compensation & HR Analytics. The Executive Vice President & Chief Human Resources Officer is responsible for developing and implementing our business plans and strategies for all company-wide human resource functions, as well as day-to-day human resources operations. The Senior Vice President of Compensation & HR Analytics is responsible for the design, execution and daily administration of our compensation operations. Both of these human resources executives attend the Compensation Committee meetings, at the request of the Compensation Committee, and act as informational resources serving in an advisory capacity.

In 2018, the Compensation Committee communicated directly with our Chief Executive Officer, our human resources executives and with compensation consultants in order to obtain external market data, industry data, internal pay information, individual and Company performance results, and updates on regulatory issues. The Compensation Committee also delegated specific tasks to our human resources executives to facilitate the decision-making process and to assist in finalizing meeting agendas, documentation and compensation data for Compensation Committee review and approval.

Our Chief Executive Officer annually reviews the performance of our senior executives and, based on these reviews, makes compensation recommendations to the Compensation Committee for all senior executives other than himself. The Compensation Committee, however, makes the final decisions regarding material compensation to senior executives, including base pay, incentive pay and equity awards.

Role of Outside Consultants in Establishing Compensation

Our internal human resources executives regularly engage outside consultants to provide advice related to our compensation policies. We have standing consulting relationships with several global consulting firms specializing in executive compensation, human capital management and board of directors pay practices. During 2018, the services performed by consultants that resulted in information provided to the Compensation Committee are set forth below:

•	Willis Towers Watson provided us with advice regarding our equity programs and external benchmarking for our executive compensation programs.

•

Mercer Investment Consulting was retained by the Executive Deferred Compensation Plan Investment Committee to advise this committee on investment management performance, monitoring, investment policy development and investment manager searches relating to our executive deferred compensation plans.

The consultants provided the information described above to our human resources executives to help formulate information that was then provided to the Compensation Committee. The fees paid to Willis Towers Watson in 2018 for these services were $234,859. For the Company’s executive deferred compensation plans, the fees paid to Mercer Investment Consulting in 2018 were $178,552.

The Compensation Committee has determined that the work of Willis Towers Watson and Mercer Investment Consulting did not raise any conflicts of interest in fiscal year 2018. In making this assessment, the Compensation Committee considered that none of Willis Towers Watson or Mercer Investment Consulting provided any other services to the Company unrelated to executive compensation, except for certain work performed by Willis Towers Watson related to employee benefits that we do not believe raises any potential conflicts under the factors enumerated in Rule 10C-1(b) under the Exchange Act.

Our Compensation Programs

Overview

As described below, various Company policies are in place to shape our executive pay plans, including:

•	Salaries are linked to competitive factors and internal equity, and can be (but are not required to be) increased as a result of successful job performance.

•	Our annual bonus programs are competitively based and provide incentive compensation based on our financial performance and customer service scores.

•	Long-term incentives are tied to our financial performance and enhancing shareholder value.

Compensation Program Design Emphasizes Variable and At-Risk Compensation

Our executive compensation program is structured to reward our executives for their contributions in achieving our mission of providing outstanding customer service and attaining strong financial results and to align the interests of our executives with those of our shareholders, as discussed in more detail below. Our executive compensation program is designed with our executive compensation objectives in mind and is composed of fixed and variable pay plans, cash and non-cash plans, and short- and long-term payment structures in order to recognize and reward executives for their contributions today and in the future. In particular, the impact of individual performance on compensation is reflected in base pay merit increases, setting the Annual Management Bonus Plan (the “Bonus Plan”) payout percentages as compared to base pay, and the value of equity awards granted. The impact of our financial performance and customer satisfaction is reflected in the calculation of the annual bonus payment and the intrinsic value of equity awards. Supporting a performance-based culture and providing compensation that is directly linked to outstanding individual and overall financial results is at the core of our compensation philosophy and human capital management strategy.

The table below reflects our short-term and long-term executive compensation programs during 2018:

SHORT-TERM	LONG-TERM
Fixed and Variable Pay	Fixed and Variable Pay
Base salary	Long-term cash incentive awards
Senior Executive Incentive Plan (employing the goals under the Bonus Plan)	RSUs PSUs

Market Review and Competitiveness

We periodically assess and evaluate the internal and external competitiveness of all components of our executive compensation program. Internally, we look at critical and key positions that are directly linked to our profitability and viability. We review our compensation structure to determine whether the appropriate hierarchy of jobs is in place. Internal equity is based on both quantitative and qualitative job evaluation methods, including span of control, required skills and abilities, and long-term career growth opportunities, as well as relevant comparative financial and non-financial job metrics. Externally, benchmarks are used to provide guidance and to improve our ability to attract, retain and recruit talented senior executives. Due to the highly competitive nature of the gaming and hospitality industry, as well as the competitiveness across industries for talented senior executives, it is important that our compensation programs provide us the ability to internally develop executive talent, as well as to recruit highly qualified senior executives.

The overall design of the executive compensation program and the elements thereof are evolving following our restructuring, the required incentives relating thereto, and years of being a controlled company, and to some extent still reflect incentives granted during that time. Each year, the plans are reviewed for effectiveness, competitiveness and legislative compliance. The current plans have been implemented with the approval of the Compensation Committee and in support of the principles of the compensation philosophy and objectives of our pay practices and policies.

Our human resources department conducts an annual review of compensation practices of competitors in the gaming and hospitality industry. The review covers a range of senior roles, including those of our named executive officers and members of our Board, and competitive practices relating to cash compensation. In 2018, the Compensation Committee reviewed the reasonableness of the existing peer companies and approved a new peer group in April 2018. The findings of the peer group analysis are presented by the human resources department to the Compensation Committee, which takes the findings into account when reviewing the form and type of compensation for our executives (subject to certain situations where adjustments are necessary to reflect alignment with market levels). As a result of this review, the Compensation Committee believes that the current compensation program adequately compensates and provides incentives to our executives. The companies comprising our 2018 peer group were:

Boyd Gaming Corporation Darden Restaurants, Inc. Norwegian Cruise Lines Holdings, Inc. Hilton Worldwide Holdings, Inc.	Las Vegas Sands Corp Live Nation Entertainment, Inc. MGM Resorts International Marriott International, Inc.	Royal Caribbean Cruises Ltd. Viacom, Inc. Wyndham Worldwide Corporation Wynn Resorts, Limited

Elements of Executive Compensation and Benefits for 2018

The Compensation Committee designed our 2018 compensation program so that a significant portion of our named executive officers’ compensation was linked directly to corporate financial performance. For example, each named executive officer’s annual performance-based cash bonus was primarily based on the achievement of EBITDA targets. In 2018, each named executive officer was also issued performance share units (PSUs) that are subject to vesting based on attaining certain annual EBITDA targets.

Each compensation element is considered both individually and as a component within the total compensation package. In reviewing each element of our senior executives’ compensation, the Compensation Committee reviews peer data, internal and external benchmarks, our performance over the calendar year (as compared to our internal plan, as well as compared to members of our peer group), and each executive’s individual performance. Prior compensation and wealth accumulation are considered when making decisions regarding current and future compensation, but are not used to cap any particular compensation element.

Base Salary

Salaries are reviewed each year, and increases, if any, are based primarily on an executive’s accomplishment of various performance objectives and salaries of executives holding similar positions within our peer group or within our Company. Adjustments in base salary may be attributed to one of the following:

•

Merit: Increases in base salary as a reward for meeting or exceeding objectives during a review period. The size of the increase is directly tied to predefined and weighted objectives (qualitative and quantitative) set forth at the onset of the review period. The greater the achievement in comparison to the goals, generally, the greater the increase.

•	Market: Increases in base salary as a result of a competitive market analysis or in coordination with a long-term plan to pay a position at a more competitive level.

•	Promotional: Increases in base salary as a result of increased responsibilities associated with a change in position.

•	Additional Responsibilities: Increases in base salary as a result of additional duties, responsibilities or organizational change. A promotion may be, but is not necessarily, involved.

•	Retention: Increases in base salary as a result of a senior executive being at risk of departure or being recruited by or offered a position by another employer.

All of the above reasons for base salary adjustments for senior executives must be approved by the Compensation Committee and are not guaranteed as a matter of practice or in policy. The following chart details changes to base salaries that were made in 2018.

NAME	2017 ANNUAL SALARY ($)	2018 ANNUAL SALARY ($)	% CHANGE
Mark Frissora	2,000,000	2,000,000	0%
Eric Hession(1)	735,438	735,438	0%
Thomas Jenkin(2)	1,260,750	1,260,750	0%
Robert Morse(3)	893,031	950,000	6.4%
Timothy Donovan(4)	735,438	850,000	15.6%
Les Ottolenghi(5)	563,750	563,750	0%

(1)	Mr. Hession’s base salary was increased to $815,000 effective as of January 1, 2019.
(2)	Mr. Jenkin’s base salary was increased to $1,292,269 effective as of January 1, 2019.
(3)	Mr. Morse’s employment with the Company terminated as of November 26, 2018, pursuant to a severance agreement dated November 26, 2018.
(4)

Mr. Donovan received an increase in base salary to $850,000 on January 29, 2018. This increase was a result of a market analysis of comparable pay as well as in conjunction with the addition of the Security and Risk functions to his responsibilities.

(5)	Mr. Ottolenghi’s base salary was increased to $620,125 effective as of January 1, 2019.

Cash Incentive Payments

Senior Executive Incentive Plan and Annual Management Bonus Plan

Our annual cash incentive plan for the named executive officers is the Senior Executive Incentive Plan. Eligibility to participate in the Senior Executive Incentive Plan is limited to our senior executives who are, or at some future date may be, subject to Section 16 of the Exchange Act or are designated by the Compensation Committee as eligible for participation. The Compensation Committee set the performance criteria, target percentages and participants under the Senior Executive Incentive Plan in February 2018. The Compensation Committee set the bonus target for each participant in the Senior Executive Incentive Plan at 0.5% of the Company’s EBITDA for 2018. Subject to the foregoing and to the maximum award limitations, no awards will be paid for any period unless we achieve positive EBITDA. Awards under the Senior Executive Incentive Plan are discretionary, including the discretion to reduce or eliminate payments under the Senior Executive Incentive Plan.

Messrs. Frissora, Hession, Jenkin, Donovan, Morse and Ottolenghi and certain other executive officers participated in the Senior Executive Incentive Plan during 2018. As noted above, the Compensation Committee has authority to reduce or eliminate bonuses earned under the Senior Executive Incentive Plan and also has authority to approve bonuses outside of the Senior Executive Incentive Plan to reward executives for special personal achievement. Due to Mr. Morse’s termination of employment in 2018, he received no bonus payment for 2018.

It has been the Compensation Committee’s practice to use its discretion under the Senior Executive Incentive Plan to reduce the 0.5% of EBITDA bonus target for the performance goals and bonus formulas under the Bonus Plan discussed below.

The Bonus Plan provides the opportunity for our senior executives and other participants to earn an annual bonus payment based on meeting corporate financial and non-financial goals. The goals may change annually to support our short- or long-term business objectives. These goals are set at the beginning of each fiscal year by the Compensation Committee. In accordance with the terms of the Bonus Plan, the Compensation Committee is authorized to revise the financial goals on a semiannual basis if external economic conditions indicate that the original goals did not correctly anticipate movements of the broader economy. In order for participants in the Bonus Plan to receive a bonus, the Company must achieve at least 85% of the financial goals approved by the Compensation Committee, although the Compensation Committee has the discretion to award bonuses, even if this threshold is not met.

The Bonus Plan performance criteria, target percentages and plan awards for bonus payments for the fiscal year ended December 31, 2018 (paid in 2019) were set in February 2018; however, the Compensation Committee continued its past practice of periodically reviewing performance criteria against plan. For the 2018 plan year, the Bonus Plan’s goal for our named executive officers and other members of senior management consisted of a combination of Adjusted EBITDA and customer satisfaction improvement. Although officers who participated in the Senior Executive Incentive Plan during 2018 did not participate in the Bonus Plan, goals were set for all officers under this plan. The measurement used to gauge the attainment of these goals is called the “corporate score.”

For 2018, financial goals under our Bonus Plan were based on Adjusted EBITDA, which represents up to 80% of the corporate score. EBITDA is a common measure of company performance in the gaming and hospitality industry and as a basis for valuation of gaming and hospitality companies and, in the case of Adjusted EBITDA, as a measure of compliance with certain debt covenants. Adjusted EBITDA is a financial metric that we use to consistently measure operational and financial performance. It aligns with the Company’s business plan and allows for a uniform measure to assess core earnings trends year-over-year. This metric is also used as a proxy for performance in comparison to most of our identified peer group and gives management insight into direct performance results of business operations.

“Adjusted EBITDA” under the Bonus Plan means “Adjusted EBITDA” as defined by the Company to be consistent with agreements governing certain senior secured credit facilities, which are publicly available on our web site and the SEC’s web site, and is further adjusted by exceptions approved by the Compensation Committee to account for unforeseen events that directly impact Adjusted EBITDA results. “EBITDA” under our Senior Executive Incentive Plan means the Company’s consolidated net income before deductions for interest expense, income tax expense, depreciation expense and amortization expense for the performance period, each computed in accordance with accounting principles generally accepted in the United States (“GAAP”). The Compensation Committee may make adjustments to the calculation of the Company’s EBITDA when the performance goal is established.

Adjustments to EBITDA represent certain add-backs and deductions permitted under certain indentures. Such add-backs and deductions include pre-opening costs incurred in connection with property openings and expansion projects at existing properties and costs associated with acquisition and development activities, stock-based compensation expense related to shares, stock options, and restricted stock units granted to the Company’s employees, litigation awards and settlements, severance and relocation expenses, sign-on and retention bonuses, permit remediation costs, and business optimization expenses.

The non-financial goal is based on our customer satisfaction score, which is measured by third-party surveys. We believe we distinguish ourselves from competitors through the experience that we provide to our customers, and supporting our property team members who have daily interactions with our external customers is critical to maintaining and improving guest service. Each of our casino properties works against an annual baseline defined by a composite of their performance in these key operating areas from previous years. Customer satisfaction comprised 20% of the corporate score for 2018. 15% was attributed to the Overall Service score, while 5% was attributed to the Net Promoter Score question. Net Promoter Score focuses on customers’ likelihood to recommend the property they visited and allows the customer to provide feedback that Caesars can use to improve guest service.

After the corporate score has been determined, a bonus matrix approved by the Compensation Committee provides for bonus amounts of participating executive officers and other participants that will result in the payment of a specified percentage of the participant’s salary if the target objective is achieved. For 2018, the target payout percentage for Mr. Frissora was 200%, and the target payout percentage for Messrs. Jenkin, Donovan and Morse was 75%. Mr. Hession’s target percentage was increased from 75% to 100% as of October 1, 2018, and Mr. Ottolenghi’s target percentage was increased from 60% to 75% as of October 1, 2018. This percentage of salary is adjusted upward or downward based upon the level of corporate score achievement.

After the end of the fiscal year, our Chief Executive Officer assesses our performance against the financial and customer satisfaction targets set by the Compensation Committee, and develops and recommends a corporate score of 0 to 200 to the Compensation Committee. If the minimum of 85% of the financial goal is not met, the corporate score is 0. If the threshold of 85% of the financial goal is met but not exceeded, the corporate score is 16. To achieve the maximum score of 200 points, the financial performance must meet or exceed 115% of the financial goals, the Overall Service score must meet or exceed a 1% shift in 2018, and the Net Promoter Score must meet or exceed a 1.75% shift in 2018. A score of 200 results in payment of two times target bonus, while a score of 100 results in payment of target bonus opportunity. If results fall between the threshold and target or target and maximum for any of the metrics, the points will be extrapolated on a curve. The chart below provides additional detail on our 2018 goals:

(1)

Results of $2,313 include exceptions approved by the Compensation Committee. The approved exceptions did not change the EBITDA points as 2018 EBITDA results without exceptions was $2,308 or 99% of target.

The 2018 corporate score of 96 was approved by the Compensation Committee. See the chart below for actual payouts.

NAME	TARGET (% OF SALARY)	TARGET AWARD ($ VALUE)	ACTUAL AWARD ($ VALUE)
Mark Frissora	200%	4,000,000	3,840,000
Eric Hession(1)	81%	597,543	610,000
Thomas Jenkin	75%	945,562	927,740
Robert Morse(2)	75%	636,293	0
Timothy Donovan	75%	628,531	610,000
Les Ottolenghi(3)	64%	359,391	355,015

(1)	The Compensation Committee approved increasing Mr. Hession’s bonus target from 75% to 100% effective October 1, 2018. A weighted average for the 2018 annual year is reflected in the table above.
(2)	Due to Mr. Morse’s termination of employment in 2018, he received no bonus for 2018.
(3)	The Compensation Committee approved increasing Mr. Ottolenghi’s bonus target from 60% to 75% effective October 1, 2018. A weighted average for the 2018 annual year is reflected in the table above.

The Compensation Committee has the authority under the Bonus Plan to adjust any goal or bonus points with respect to executive officers, including making no payment under the Bonus Plan. Decisions regarding the Bonus Plan are subjective and based generally on a review of circumstances affecting results to determine if any events were unusual or unforeseen.

In response to feedback from our shareholders, for 2019, we have added free cash flow (in addition to EBITDA, Overall Service and Net Promoter Score) as a factor in determining performance under the Bonus Plan. Free cash flow is an important measure of cash generation by the business. While it is related to EBITDA, it is also impacted by changes in working capital and capital expense.

Discretionary Bonus Awards

The Compensation Committee has the discretion to award special discretionary bonuses to our named executive officers. In February 2018, Mr. Donovan received a discretionary bonus of $320,963 in conjunction with the addition of the Security and Risk functions to his responsibilities.

Equity Awards and Cash Retention

Annual Awards Update

In April 2018, the Compensation Committee approved an annual long-term grant in the form of RSUs and PSUs for the named executive officers and certain other members of management under the 2017 PIP. The introduction of PSUs, which are tied to EBITDA performance, supports our compensation philosophy of motivating our executives in a manner that is aligned with shareholders’ interests. For 2018, awards for our named executive officers were weighted 50% to PSUs and 50% to RSUs, as follows:

	PERFORMANCE-BASED STOCK UNIT AWARD (2018-2020) (AT TARGET) ($)	FAIR VALUE OF TIME- VESTED RESTRICTED STOCK UNITS GRANTED ($)
Mr. Frissora	3,500,010	3,500,010
Mr. Hession	700,002	700,002
Mr. Jenkin	950,000	950,000
Mr. Morse	700,002	700,002
Mr. Donovan	650,008	650,008
Mr. Ottolenghi	500,008	500,008

2018 Retention Program

In December 2018, the Compensation Committee approved the “2018 Retention Program” for certain named executive officers and certain other members of management to encourage their retention through the transition to a new Chief Executive Officer. These awards generally vest on February 1, 2020 (subject to earlier vesting if the individual’s employment is terminated by the Company without cause, upon termination of the executive for good reason and upon death or termination for disability, as those terms are defined in the 2017 PIP or the applicable employment agreement). Messrs. Hession, Donovan, Jenkin and Ottolenghi each received a retention award of $900,000. No other named executive officers received awards under the 2018 Retention Program.

Clawbacks and Forfeitures

Under our Senior Executive Incentive Plan, 2012 PIP, 2017 PIP, and our other incentive plans generally, awards will be cancelled, the participant will forfeit cash and/or stock received or payable in connection with the award and related proceeds, and the participant may be required to return such amounts already received, in the event of an accounting restatement due to material noncompliance by the Company with any financial reporting requirement under applicable securities laws that reduces the amount payable or due in respect of an award under the plan that would have become payable with proper reporting (as determined by the Compensation Committee). In addition, the Compensation Committee may, in its discretion, cancel awards or require repayment of compensation, gains or amounts received in connection with such award if, following a participant’s termination of employment or services with the Company, the Compensation Committee determines that the Company had grounds to terminate such participant for “Cause.” Finally, if required by applicable law, the rules and regulations of NASDAQ, and/or pursuant to a written policy adopted by the Company, awards under the plans shall be subject (including on a retroactive basis) to clawback, forfeiture or similar requirements.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, which are described below in “—Discussion of the Summary Compensation Table.” These agreements were put in place to attract and retain the highest quality executives. At least annually, our human resources department reviews our termination and change in control arrangements against peer companies as part of its review of determining whether our overall compensation package for executives is competitive using several factors, including the individual’s role in the organization, the importance of the individual to the organization, the ability to replace the executive if he or she were to leave the organization and the level of competitiveness in the marketplace to replace an executive while minimizing the effect to our ongoing business. The human resources department presents its assessment to the Compensation Committee, which reviews the information and determines if changes are necessary to the termination and severance packages of our executives.

Policy Concerning Tax Deductibility

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a publicly traded corporation may deduct for compensation paid to each of the company’s principal executive officer, its principal financial officer and the company’s three next most highly compensated executives (“covered employees”). The Tax Reform and Jobs Act of 2017 (the “Act”) eliminates the ability of companies to rely on the “performance-based“ compensation exception under Section 162(m) and extends the application of Section 162(m) to compensation payable to any person who was a covered employee at any time after 2016 (including compensation payable after termination of employment). As a result, beginning in 2018, we were no longer able to take a deduction for any compensation paid to our named executive officers in excess of $1 million unless the compensation originally qualified for the “performance-based” compensation exception and the compensation qualifies for transition relief applicable to certain arrangements in place on November 2, 2017. It is expected that the application of the transition rule will be of limited future value with respect to the preservation of deductions for compensation payable to covered employees in excess of the Section 162(m) limits.

In general, our philosophy is to seek to preserve the tax deductibility of executive compensation only to the extent practicable and consistent with our overall compensation philosophies. We do not make compensation determinations based on the accounting or tax treatment of any particular type of award.

Stock Ownership Requirements

The Compensation Committee believes it is important for the named executive officers to align their objectives with the Company and have a financial stake in generating value for the Company and, accordingly, approved the following Stock Ownership Guidelines for the named executive officers and non-employee directors in February 2018:

NAMED EXECUTIVE OFFICER OR DIRECTOR	OWNERSHIP GUIDELINE

Chief Executive Officer	6X Base Salary

Other Named Executive Officers	5X Base Salary

Non-employee Directors	5X Annual Fee Retainer

The named executive officers and non-employee directors have five years to achieve minimum stock ownership level. The Compensation Committee monitors achievement towards the guidelines annually and evaluates, where necessary, consequences for not meeting the guidelines.

Chief Executive Officer’s Compensation

The objectives of our Chief Executive Officer compensation are typically approved annually by the Compensation Committee. Mr. Frissora’s compensation objectives for 2018 were approved by the Compensation Committee in February 2018.

The Compensation Committee’s assessment of the Chief Executive Officer’s performance is generally based on a subjective or objective review (as applicable) of performance against these objectives. Specific weights may be assigned to particular objectives at the discretion of the Compensation Committee, and those weightings, or more focused objectives, are communicated to the Chief Executive Officer at the time the goals are set.

As Chief Executive Officer, Mr. Frissora’s base salary was determined based on his performance, his responsibilities, and the compensation levels for comparable positions in other companies in the hospitality, gaming, entertainment, restaurant and retail industries. Merit increases in his salary are a subjective determination made by the Compensation Committee, which bases its decision upon his prior year’s performance versus his objectives, as well as upon an analysis of competitive salaries. Although base salary increases are subjective, the Compensation Committee reviewed Mr. Frissora’s base salary against peer groups, his roles and responsibilities within the Company, his contribution to our success, and his individual performance against his stated objective criteria.

Mr. Frissora’s salary, bonus and equity awards differed from those of our other named executive officers in order to (a) keep Mr. Frissora’s compensation in line with chief executive officers of other hospitality, gaming, entertainment, restaurant and retail companies, (b) compensate him for the role as the leader and public face of our Company and (c) compensate him for attracting and retaining our senior executive team.

Personal Benefits and Perquisites

We provided the Company aircraft for Mr. Frissora’s personal use at certain times during 2018, and our other named executive officers may use Company aircraft for personal purposes at their own personal expense. These perquisites are more fully described in the “Summary Compensation Table.” Our use of perquisites as an element of compensation is limited. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.

Under our group life insurance program, senior executives, including the named executive officers, are eligible for an employer-provided life insurance benefit equal to three times their base salary, with a maximum benefit of $3.5 million. In addition, group long-term disability benefits are available to all benefits-eligible employees. Under our group short-term disability insurance program, senior executives, including the named executive officers, are eligible for an employer-provided Company-paid short-term disability policy with a maximum $5,000 weekly benefit.

Other Benefits

During 2018, all of our named executive officers were eligible to participate in our health and welfare benefit plans, as well as the Caesars Savings and Retirement Plan (the “401(k) Plan”).

Deferred Compensation Plans

As of December 31, 2018, certain named executive officers have balances in two of the five deferred compensation plans, each of which have been frozen and no longer provide for voluntary deferrals by active employees. The five deferred compensation plans are (1) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), (2) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), (3) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (4) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (5) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). These plans allowed certain employees an opportunity to save for retirement and other purposes. In addition, in December 2018, we adopted the Caesars Entertainment Corporation Executive Supplemental Savings Plan III (“ESSP III”), effective January 1, 2019. This plan allows certain employees an opportunity to save for retirement and other purposes. Mr. Jenkin has a balance in the EDCP, and Mr. Hession has a balance in the ESSP II. The other named executive officers do not have a balance in any of the deferred compensation plans. See Note 16 to the consolidated financial statements in our 2018 Annual Report for further detail.

COMPENSATION COMMITTEE REPORT

To the Board of Directors of Caesars Entertainment Corporation:

The role of the Compensation Committee is to assist the Board of Directors in its oversight of the Company’s executive compensation, including approval and evaluation of director and officer compensation plans, programs and policies and administration of the Company’s bonus and other incentive compensation plans.

We have reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment.

Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement for the 2019 annual meeting of shareholders and in the 2018 Annual Report.

Denise Clark, Chair

Courtney Mather

Richard Schifter

The above Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates this Report by reference therein.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table below sets forth certain compensation information for our Chief Executive Officer, our Chief Financial Officer, and an additional four of our most highly compensated executive officers during 2018, which includes Mr. Morse, who resigned in November 2018, and an additional three of our most highly compensated executive officers during 2018 (collectively, our “named executive officers”).

(A) NAME AND PRINCIPAL POSITION	(B) YEAR	(C) SALARY ($)	(D) BONUS(1) ($)	(E) STOCK AWARDS(2) ($)		(F) OPTION AWARDS(2) ($)	(G) NON-EQUITY INCENTIVE PLAN COMPENSATION(3) ($)	(H) CHANGE IN PENSION VALUE AND NONQUALIFIED- DEFERRED COMPENSATION EARNINGS ($)	(I) ALL OTHER COMPENSATION(4) ($)		(J) TOTAL ($)
Mark Frissora President and Chief Executive Officer(5)	2018 2017 2016	2,000,000 2,000,000 1,976,923	2,330,000 330,000 —	4,666,680 16,500,006 2,565,001	(6)	— 400,000 —	3,840,000 4,494,000 4,756,771	— — —	332,729 224,187 212,237		13,169,409 23,948,193 9,510,932
Eric Hession Executive Vice President, Chief Financial Officer	2018 2017 2016	735,438 721,541 703,990	942,706 96,248 —	933,336 3,329,651 1,233,440	(7)	— 27,025 —	610,000 779,037 791,889	— — —	28,132 23,994 21,658		3,249,612 4,977,496 2,750,977
Thomas Jenkin Global President of Destination Markets	2018 2017 2016	1,260,750 1,236,927 1,206,841	1,454,166 164,999 —	1,266,667 5,073,754 1,859,630	(8)	— 131,260 —	927,740 1,091,897 1,357,596	427,373 370,020 320,364	29,842 27,438 45,250		5,366,538 8,096,295 4,789,681
Robert Morse Former President of Hospitality	2018 2017 2016	848,391 876,157 854,845	1,078,645 116,874 —	700,002 3,593,907 1,393,751	(9)	— — —	— 773,428 881,459	— — —	90,345 21,577 35,682	(12)	2,717,383 5,381,943 3,165,737
Timothy Donovan Executive Vice President, General Counsel and Chief Legal, Risk and Security Officer	2018 2017 2016	838,041 721,541 703,990	1,338,669 96,248 100,000	866,679 2,959,693 1,351,484	(10)	— 75,757 —	610,000 579,037 659,891	— — —	31,946 24,135 33,304		3,685,335 4,456,411 2,848,669
Les Ottolenghi Executive Vice President & Chief Information Officer	2018	563,750	621,458	666,674	(11)	—	355,015	—	30,115		2,237,012

(1)

In 2018, reflects the cash portion of the 2017 Annual Grant Award under the 2012 PIP that vested on March 10, 2018 and the 2016 Annual Grant Award under the 2012 PIP that vested on March 23, 2018 for Messrs. Frissora, Hession, Jenkin, Morse, Donovan, and Ottolenghi. 2018 reflects discretionary bonuses awarded to Mr. Donovan in addition to the cash awards noted previously. 2016 reflects discretionary bonuses awarded to Mr. Donovan. The bonuses in this column are separate from the bonuses under column (g) for Non-Equity Incentive Plan Compensation.

(2)

Amounts in these columns reflect the grant date fair value of stock awards and option awards granted during the applicable year and were determined as required by Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculations of these amounts are set forth in Note 16 to the consolidated financial statements included in our 2018 Annual Report. With respect to fiscal 2018, the PSUs “Performance Stock Units” granted to our NEOs represents the aggregate grant date tranche one fair value using the closing price of our common stock on the grant date, or the service inception date where a grant date has not yet been established, with the PSU being valued at target. The actual vesting of the PSUs will be between zero and 200% of the target number of PSUs.

Performance-based options for 2017 and 2016 were valued using a Monte Carlo simulation option pricing model. This model approach provided a probable outcome fair value for these types of awards. 2018 performance-based units valuation is based upon the market price of our common stock at the December 31, 2018 reporting date.

In March 2017, the Human Resources Committee, our Compensation Committee prior to our restructuring, approved the modification of stock option awards, allowing for the repricing of vested and unvested options for all active employees (subject to certain exceptions). All options that were “out of the money” as of March 14, 2017, were repriced with a strike price of $9.45 (closing price of the Company’s common stock as of March 14, 2017), with all other vesting terms remaining unchanged.

There was an incremental fair value associated with this modification under FASB ASC 718, and thus there is reportable compensation from this modification, which is included within the 2017 “Stock Awards” amount.

(3)

Messrs. Frissora, Hession, Jenkin, Donovan and Ottolenghi received 2018 bonuses pursuant to the Senior Executive Incentive Plan in the amounts of $3,840,000, $610,000, $927,740, $610,000 and $355,015, respectively.

(4)

All Other Compensation includes perquisites and personal benefits, which may include executive security, personal aircraft usage, legal fee reimbursements, financial planning and Company lodging, and includes other compensation, which may include items such as health, life and disability insurance, and tax reimbursements based on taxable earnings for Company lodging and on premiums paid for life and disability insurance.

The table below details the amount of (i) the 401(k) employer match, (ii) the value of life and disability insurance premiums paid by the Company for coverage in excess of the nondiscriminatory group insurance generally available to all salaried employees and (iii) any other perquisites to the extent that the amount of any individual item exceeds the greater of $25,000 or 10% of the executive’s total perquisites:

	2018
NAME	401(K) EMPLOYER MATCH ($)	COST OF LIFE AND DISABILITY INSURANCE ($)	ALLOCATED AMOUNT FOR AIRCRAFT USAGE ($)	LEGAL FEE REIMBURSEMENTS ($)
Mark Frissora	4,625	—	200,000	102,808
Eric Hession	4,625	—	—	—
Thomas Jenkin	2,775	—	—	—
Robert Morse	4,625	—	—	—
Timothy Donovan	3,469	—	—	—
Les Ottolenghi	4,625	—	—	—

Mr. Frissora is allocated up to $200,000 for per fiscal year for personal use of Company aircraft, which is calculated based on the incremental cost to us of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other miscellaneous variable costs. Since our aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries, depreciation of the purchase costs of our aircraft and the cost of maintenance not specifically related to trips. The other named executive officers may also access Company aircraft for personal purposes at their own personal expense.

(5)

The amount reported under “Stock Awards” for Mr. Frissora excludes the aggregate converted fair value of the 272,976 CAC RSUs awarded to Mr. Frissora in June 2016 pursuant to the terms of the Caesars Acquisition Company (“CAC”) 2014 Performance Incentive Plan (“CAC 2014 PIP”), since such award was made in respect of Mr. Frissora’s services to CAC (and not in respect of services to us or any of our subsidiaries). Such award was converted into the Company’s RSU’s in October 2017 pursuant to the merger with CAC, as set forth in Note 1 to the consolidated financial statements included in our 2017 Financial Statements. The $3,277,108 fair value of these RSU’s (as of October 6, 2017) are excluded from Mr. Frissora’s 2017 “Stock Awards.”

(6)

The value of the PSUs awarded to Mr. Frissora on the date of grant assuming the highest level of performance conditions will be achieved is $7,000,020, which is based on the maximum vesting of 648,150 PSUs multiplied by the closing price of our common stock on the date of grant of $10.80. This maximum is inclusive of all three PSU tranches.

(7)

The value of the PSUs awarded to Mr. Hession on the date of grant assuming the highest level of performance conditions will be achieved is $1,400,004, which is based on the maximum vesting of 129,630 PSUs multiplied by the closing price of our common stock on the date of grant of $10.80. This maximum is inclusive of all three PSU tranches.

(8)

The value of the PSUs awarded to Mr. Jenkin on the date of grant assuming the highest level of performance conditions will be achieved is $1,900,001, which is based on the maximum vesting of 175,926 PSUs multiplied by the closing price of our common stock on the date of grant of $10.80. This maximum is inclusive of all three PSU tranches.

(9)	Mr. Morse forfeited all RSU and PSU awards upon termination with the Company during November 2018.
(10)

The value of the PSUs awarded to Mr. Donovan on the date of grant assuming the highest level of performance conditions will be achieved is $1,300,018, which is based on the maximum vesting of 120,372 PSUs multiplied by the closing price of our common stock on the date of grant of $10.80. This maximum is inclusive of all three PSU tranches.

(11)

The value of the PSUs awarded to Mr. Ottolenghi on the date of grant assuming the highest level of performance conditions will be achieved is $1,005,015, which is based on the maximum vesting of 92,594 PSUs multiplied by the closing price of our common stock on the date of grant of $10.80. This maximum is inclusive of all three PSU tranches.

(12)	Includes $65,769 of severance payments made in connection with Mr. Morse’s November 2018 termination.

DISCUSSION OF THE SUMMARY COMPENSATION TABLE

We have entered into employment agreements with each of our named executive officers. We believe employment agreements are critical to enhancing and solidifying our relationships with these key executives. The agreements provide the executives with certainty as to compensation and benefits, including in the event of a termination of employment, and allow our executives to focus on growing the value of the Company. The agreements are also designed to protect the interests of the Company and its shareholders, including through the use of restrictive covenants. Some of the named executive officers also hold LTI award agreements that require payments in the event of certain terminations of employment or in connection with a change in control.

Chief Executive Officer

The Company and Caesars Enterprise Services, LLC (“CES”) entered into an employment agreement with Mark Frissora on February 5, 2015, which has an initial four-year term and which automatically renewed for successive one-year terms thereafter, absent 60 days’ notice by us or Mr. Frissora not to renew. Pursuant to the terms of that agreement, Mr. Frissora was appointed to the role of Chief Executive Officer and President of the Company and CES effective as of July 1, 2015. As described elsewhere in this Amendment, Mr. Frissora’s employment with us will terminate on April 30, 2019.

The employment agreement provided that Mr. Frissora was entitled to a base salary, participation in our Senior Executive Incentive Plan (increased in 2018 to a target level of 200% to align his compensation with peer group companies), and certain perquisites, including (i) the use of our aircraft (up to a maximum value of $200,000 per fiscal year) and (ii) certain relocation benefits (including up to six months of temporary housing, reimbursements of costs incurred in connection with locating a suitable residence in Las Vegas for purchase, and gross-up for any taxes that may apply to such relocation benefits).

The agreement provided that if Mr. Frissora’s employment was terminated by the Company without “Cause,” by Mr. Frissora for “Good Reason” (as such terms are defined in the employment agreement), or due to the Company’s nonrenewal of its term upon any expiration date, Mr. Frissora was entitled to receive:

•	Accrued and unpaid base salary

•	Unreimbursed business expenses

•	Amounts or benefits due under benefit and equity plans in accordance with the terms thereof

•	Cash severance equal to two times his base salary plus one times his target bonus paid in installments over 24 months

•

A bonus for the year of termination of employment, based on actual full-year performance, prorated to reflect service through the date of termination, paid when bonuses are payable generally to active employees

•	Continued payment of costs related to certain health and welfare benefits for coverage for 24 months

The agreement also provided that Mr. Frissora was prohibited, during the 24-month period following the termination of his employment from: (i) competing with us or our affiliates and (ii) soliciting or hiring certain employees of the Company and our affiliates. In addition, Mr. Frissora is subject to ongoing confidentiality obligations with respect to Company matters.

On July 5, 2016, to account for the fact that Mr. Frissora would provide strategic advisory consulting services to CAC, Mr. Frissora’s agreement was amended: (a) to reduce the target price of Mr. Frissora’s options, and (b) to provide that, if Mr. Frissora’s employment was terminated by the Company without Cause, by Mr. Frissora for Good Reason or due to his death or disability (a “qualifying termination”) other than in connection with a change in control, Mr. Frissora would be entitled to one year of additional vesting in respect of certain of his equity awards. On March 8, 2017, Mr. Frissora’s employment agreement was further amended to provide that, if his employment was terminated in a qualifying termination, in each case prior to the second anniversary of the closing of our restructuring, (i) all of his service-based outstanding LTI awards will immediately vest, (ii) any of his outstanding stock options will remain exercisable until at least the second anniversary of such termination, but not beyond the original term of the option, and (iii) any outstanding performance-based LTI awards will vest based upon actual performance through the end of the applicable performance period.

On November 1, 2018, Mr. Frissora and the Company entered into a Separation Agreement, which was amended on December 21, 2018 (as amended, the “Frissora Separation Agreement”). The Frissora Separation Agreement, together with Mr. Frissora’s employment agreement, as amended, govern the terms of his departure from the Company. Under the terms of the Frissora Separation Agreement, Mr. Frissora will resign from the Company’s Board of Directors and as an officer of the Company and its subsidiaries on April 30, 2019 (the “Termination Date”). Such termination is treated as a termination of Mr. Frissora’s employment without “Cause” under his employment agreement for all purposes.

Pursuant to the Frissora Separation Agreement, Mr. Frissora continues to be bound by (and he acknowledged and agreed to comply with) the covenants of non-solicitation, non-competition, non-disparagement, confidentiality and cooperation set forth in his employment agreement. Mr. Frissora further agreed to a consulting arrangement for a six-month period following the Termination Date, which would have provided for monthly payments of $83,333 and was terminable by either party upon 30 days’ notice. The consulting period was terminated on March 29, 2019, prior to it taking effect.

Mr. Frissora received the following promptly after the Termination Date (except as otherwise indicated): (i) accrued and unpaid salary for periods worked; (ii) reimbursement for unreimbursed expenses; and (iii) all benefits accrued and vested as of the Termination Date. In addition, subject to Mr. Frissora signing a release and waiver of claims, the Company will pay or provide Mr. Frissora the following separation payments and benefits: (v) cash severance of $8 million, payable over twenty-four months; (w) a prorated bonus for 2019 (payable in 2020); (x) a subsidy for continued health, disability and life insurance coverage; (y) vesting of all unvested equity and cash awards under the Company’s LTI plans (with vesting of performance-based restricted stock units and options remaining subject to achievement of applicable targets and options generally exercisable for two years after vesting); and (z) up to $75,000 reimbursement for legal fees. In addition, Mr. Frissora is entitled to receive reimbursement of legal fees in connection with the amendment to the Separation Agreement. Generally, the foregoing severance amounts and benefits are consistent with those to which Mr. Frissora was entitled under his employment agreement.

Mr. Frissora received an equity grant for the 2019 compensation year with a target value of $7,000,000, which vested on the Termination Date and was prorated and will be settled as follows: (i) any tranches of the award that are payable based on performance will remain outstanding until the applicable performance is determined and any amount payable to Mr. Frissora will be prorated based on the number of days in 2019 that have elapsed through the Termination Date; and (ii) any portion of the award that is payable based on service will be prorated based on the number of days in 2019 that have elapsed through the Termination Date.

Other Named Executive Officers

Term. We entered into employment agreements, which have been amended from time to time, with Mr. Hession (November 10, 2014), Mr. Jenkin (January 3, 2012), Mr. Morse (August 8, 2018), Mr. Donovan (April 2, 2009), and Mr. Ottolenghi (January 18, 2016) (collectively, the “Executive Employment Agreements”). Each of the Executive Employment Agreements provided for an initial four-year term (except for Mr. Morse’s employment agreement, which provided for a three-year term). Thereafter, the agreements automatically renew for successive one-year terms, unless either we or the executive delivers a written notice of nonrenewal at least six months (or, for Mr. Donovan sixty days) prior to the end of the term.

Each of the Executive Employment Agreements provides for payment of a base salary (which may be adjusted from time to time) and provisions relating to payments and benefits upon a termination of employment. The Executive Employment Agreements provide that, if the executive’s employment is terminated without “Cause,” by the executive for “Good Reason,” a termination due to “Disability” (as such terms are defined in the respective Executive Employment Agreements), or upon our delivery of a nonrenewal notice, the executive shall be entitled to:

•	for Messrs. Jenkin and Donovan only, accrued but unused vacation,

•	unreimbursed business expenses,

•	earned but unpaid base salary through the termination date,

•

cash severance equal to one-and-a-half times his base salary payable in equal installments during the 18 months following such termination (in certain cases, offset by any long-term disability benefits and accompanied by continued benefits during any period of salary continuation),

•	for Messrs. Jenkin and Donovan only, a prorated bonus for the year in which the termination occurs based on certain conditions, and

•	certain other benefits.

For Mr. Donovan only, in the event of a Qualifying Termination (as defined in Mr. Donovan’s Executive Employment Agreement and described below), in addition to the benefits described above, he will be entitled to: (i) immediate vesting of all of his outstanding awards under our LTI plans granted on or before December 31, 2017, (ii) reimbursement of up to $200,000 for a loss on the sale of his Las Vegas residence, (iii) an annualized fee of $500,000 for a one-year consulting agreement, and (iv) certain other benefits. For Mr. Morse, in the event of a termination of employment other than by the Company without Cause after October 6, 2019, all outstanding awards held by Mr. Morse would continue to vest and be settled in accordance with the terms of the applicable award agreement or incentive plan.

In connection with our restructuring, amendments provide that if an executive’s employment is terminated without Cause, due to his death or disability, or by him for Good Reason, in each case prior to the second anniversary of the closing of our restructuring:

•	all of his outstanding awards under our LTI plans will immediately vest

•	any of his outstanding stock options will remain exercisable until at least the second anniversary of such termination, but not beyond the original term of the option, and

•	any performance-based LTI awards that vest, will vest based upon actual performance through the end of the applicable performance period.

Payment of any severance benefits is contingent upon the execution of a general release in favor of us and our affiliates.

Mr. Jenkin will be entitled to lifetime coverage under our group health insurance plan if his employment is terminated other than for Cause, provided he has attained certain age and service requirements (which he has attained). Mr. Jenkin will be required to pay 20% of the premium for this coverage, and we will pay the remaining premium, which will be imputed as taxable income to Mr. Jenkin. This insurance coverage terminates if Mr. Jenkin competes with us.

Restrictive Covenants. The Executive Employment Agreements each include covenants to not compete, not to solicit and not to engage in communication in a manner that is detrimental to our business. The non-compete periods range from 6-18 months following termination of employment, and the non-solicitation provision applies for 18 months following termination of employment. The non-communication periods continue after termination for Messrs. Hession, Morse and Ottolenghi, and lasts for 18 months for Messrs. Jenkin and Donovan. A breach of the non-compete covenant will cause our obligations under their Executive Employment Agreements to terminate. In addition, the executives each have confidentiality obligations.

Morse Resignation. On November 26, 2018, Robert J. Morse resigned as President of Hospitality of the Company. Mr. Morse entered into a separation agreement pursuant to which, in exchange for a customary release of claims, we will pay Mr. Morse $1.425 million, payable over eighteen months from a separation date of November 26, 2018, in satisfaction of all obligations under Mr. Morse’s employment agreement. Mr. Morse is bound by certain non-solicitation and non-competition covenants in favor of the Company for a period of eighteen months from the separation date.

Donovan Agreement. Mr. Donovan’s Executive Employment Agreement was amended on January 29, 2018 to provide for, among other things, payment of a supplemental bonus of $320,963. That amendment also adds benefits (described above) on a “Qualifying Termination,” which is defined to include Mr. Donovan’s (i) resignation (or giving written notice thereof) of his employment with CES for Good Reason (as defined in his Executive Employment Agreement, as modified by the amendment, and which includes Mr. Frissora ceasing to be the President and CEO), (ii) resignation (or giving written notice thereof), for any or no reason, of his employment with CES on or after January 1, 2020 on no less than 90 days’ notice, (iii) resignation (or giving written notice thereof) of his employment with CES on account of his retirement, or (iv) termination without Cause (as defined in his employment agreement, as modified by the amendment) (or giving written notice thereof) by CES or any affiliate thereof.

Other Benefits. During 2018, each of Messrs. Frissora, Jenkin, Hession, Morse, Donovan and Ottolenghi was entitled to participate in benefits and perquisites, group health insurance, long-term disability benefits, life insurance, vacation, reimbursement of expenses, director and officer insurance, and the ability to participate in our 401(k) Plan. Mr. Frissora was entitled to use Company aircraft for business purposes, as well as up to $200,000 per fiscal year of travel for personal purposes. The other executives are permitted to use Company aircraft for business and personal purposes at their own personal expense.

2018 GRANTS OF PLAN-BASED AWARDS

The following table gives information regarding potential incentive compensation for 2018 to our named executive officers in the “Summary Compensation Table.” Non-Equity Incentive Plan payouts approved for 2018 are included in the “Non-Equity Incentive Plan Compensation” column in the “Summary Compensation Table.”

			ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(1)			STOCK AWARDS: SHARES OF STOCKS OR UNITS (#)	OPTION AWARDS: NUMBER OF SECURITIES UNDERLYING OPTIONS (#)	EXERCISE OR BASE PRICE OF OPTION AWARDS ($/SH)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS(2) ($)
NAME	GRANT DATE		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Mark Frissora	NA 4/2/2018 4/2/2018	(3) (4)	640,000 — —	4,000,000 — —	8,000,000 — —	— 324,075 108,025	— — —	— 10.8 10.8	— 3,500,010 1,166,670
Eric Hession	NA 4/2/2018 4/2/2018	(3) (4)	95,607 — —	597,543 — —	1,195,087 — —	— 64,815 21,605	— — —	— 10.8 10.8	— 700,002 233,334
Thomas Jenkin	NA 4/2/2018 4/2/2018	(3) (4)	151,290 — —	945,562 — —	1,891,125 — —	— 87,963 29,321	— — —	— 10.8 10.8	— 950,000 316,667
Robert Morse	NA 4/2/2018 4/2/2018	(3) (4)	101,807 — —	636,293 — —	1,272,586 — —	— 64,815 —	— — —	— 10.8 10.8	— 700,002 —
Timothy Donovan	NA 4/2/2018 4/2/2018	(3) (4)	100,565 — —	628,531 — —	1,257,061 — —	— 60,186 20,062	— — —	— 10.8 10.8	— 650,009 216,670
Les Ottolenghi	NA 4/2/2018 4/2/2018	(3) (4)	57,503 — —	359,391 — —	718,782 — —	— 46,297 15,432	—	— 10.8 10.8	— 500,008 166,666

(1)

Represents potential threshold, target and maximum incentive compensation for 2018. The threshold, target, and maximum payouts are calculated by applying the percentage payouts previously set by the 162(m) Plan Committee to each named executive officer’s base salary. Actual target and maximum payouts are determined by Adjusted EBITDA performance and customer satisfaction results under our Bonus Plan, as the means by which the Compensation Committee exercises its negative discretion under the Senior Executive Incentive Plan, described more fully under the section “—Compensation Discussion and Analysis—Elements of Executive Compensation and Benefits for 2018—Cash Incentive Payments—Senior Executive Incentive Plan and Annual Management Bonus Plan.”

(2)

The figures in this column reflect the grant date fair value of stock awards and option awards granted during the year in accordance with ASC Topic 718. Assumptions used in the calculations of these amounts are set forth in Note 16 to the consolidated financial statements included in our 2018 Annual Report.

(3)

Reflects RSUs granted under the 2017 PIP as described under “—Compensation Discussion and Analysis—Elements of Executive Compensation and Benefits for 2018—Equity Awards and Cash Retention—Annual Awards Update.”

(4)

Reflects PSUs granted under the 2017 PIP as described under “—Compensation Discussion and Analysis—Elements of Executive Compensation and Benefits for 2018—Equity Awards and Cash Retention—Annual Awards Update.”

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

The following table shows the outstanding options to purchase our common stock and RSUs and PSUs held by each of our named executive officers as of December 31, 2018. See “—Compensation Discussion and Analysis—Elements of Executive Compensation and Benefits for 2018—Equity Awards and Cash Retention” for more information.

	OPTION AWARDS								STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)		EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)		OPTIONS DATE	OPTIONS EXERCISE PRICE ($)	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)
Mark Frissora	550,000		100,000	(1)	350,000	(2)	2/5/2025 NA NA NA NA NA	9.45	50,000 136,364 966,798 147,862 324,075 324,075	(1) (3) (4) (5) (6) (7)	339,500 925,912 6,564,558 1,003,983 2,200,469 2,200,469
Eric Hession	15,107 22,116 3,125 — 20,000 19,687 — — —		— — — — — 6,563 — — —	(9)	3,486 1,705 — — — — — — —	(8) (8)	7/25/2022 8/21/2022 6/28/2023 NA 5/7/2024 5/29/2025 NA NA NA	8.23 8.22 9.45 — 9.45 9.36 — — —	— — — 39,774 — 22,969 195,097 64,815 64,815	(3) (9) (4) (6) (7)	270,065 155,960 1,324,709 440,094 440,094
Thomas Jenkin	363,541 37,500 — 88,000 37,530 — — —		— — — — 12,510 — — —	(9)	35,947 — — — — — — —	(8)	8/21/2022 6/28/2023 NA 5/7/2024 5/29/2025 NA NA NA	8.22 9.45 — 9.45 9.36 — — —	— — 68,183 — 35,445 297,291 87,963 87,963	(3) (9) (4) (6) (7)	462,963 240,672 2,018,606 597,269 597,269
Robert Morse	26,595	(10)			—		5/29/2025	9.36
Timothy Donovan	67,473 20,313 51,334 — 18,243 — — —		— — — — 6,082 — — —	(9)	9,737 — — — — — — —	(8)	8/21/2022 6/28/2023 5/7/2024 NA 5/29/2025 NA NA NA	8.22 9.45 9.45 — 9.36 — — —	— — — 39,774 21,285 173,420 60,186 60,186	(3) (9) (4) (6) (7)	270,065 144,525 1,177,522 408,663 408,663
Les Ottolenghi	— — — —		— — — —		— — — —		NA NA NA NA	— — — —	31,251 132,936 46,297 46,297	(3) (4) (6) (7)	212,194 902,635 314,357 314,357

(1)	100% of the options and restricted stock units vested on February 4, 2019.
(2)

200,000 of the options vest based on the achievement of a $15.00 stock price target, and 150,000 vest based on the achievement of certain Company EBITDA goals. In January 2019, 150,000 vested as a result of our Compensation Committee’s certification of the achievement of the Company’s EBITDA goal based on a 3-year catch-up provision.

(3)	100% of these RSUs vested on March 23, 2019.
(4)	One-third of RSUs vest on October 6 of each 2019, 2020, and 2021.
(5)	Reflects awards granted under the CAC Equity-Based Compensation Plan that were converted to Company shares upon the merger of CAC and the Company. 100% vest on June 29, 2019.
(6)	33% of RSUs vest on April 2, 2019, April 2, 2020, and April 2, 2021, respectively.
(7)

33% of PSUs vest based on the achievement of certain Company EBITDA goals. In January 2019, the Compensation Committee certified that 95% of the first tranche of these PSUs would vest on April 2, 2019.

(8)

Performance options vest if the simple average of the last reported sale prices per share of the option shares for the 30 calendar day period ending on the day immediately preceding the date of determination is equal to or greater than $35.

(9)	100% of options and stock units vested on March 1, 2019.
(10)	These options were exercisable for 120 days after November 26, 2018 and were cancelled, unexercised, on March 26, 2019.

2018 OPTION EXERCISES AND STOCK VESTED

The following table gives certain information concerning stock option and stock award exercises and vesting during 2018.

NAME	OPTION AWARDS NUMBER OF SHARES EXERCISED (#)	STOCK AWARDS NUMBER OF SHARES VESTING (#)	VALUE REALIZED ON EXERCISE OR VESTING(1) ($)
Mark Frissora	—	656,491	6,904,689
Eric Hession	—	203,809	2,336,529
Thomas Jenkin	—	298,509	3,389,675
Robert Morse	—	225,438	2,578,856
Timothy Donovan	—	214,843	2,500,165
Les Ottolenghi	—	107,120	1,186,912

(1)	Value realized is calculated as the number of shares vested times the closing price of our common stock on the date vested.

For discussion of how equity grants are determined, see “—Compensation Discussion and Analysis—Elements of Executive Compensation and Benefits for 2018—Equity Awards and Cash Retention.”

2018 NONQUALIFIED DEFERRED COMPENSATION

NAME	EXECUTIVE CONTRIBUTIONS IN 2018(1) ($)	COMPANY’S CONTRIBUTIONS IN 2018(1) ($)	AGGREGATE EARNINGS IN 2018(1) ($)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT DECEMBER 31, 2018 ($)
Mark Frissora	—	—	—	—	—
Eric Hession	—	—	(16,513)	—	149,424
Thomas Jenkin	—	—	1,414,865	—	12,477,285
Tim Donovan	—	—	—	—	—
Robert Morse	—	—	—	—	—
Les Ottolenghi	—	—	—	—	—

(1)	The following deferred compensation contribution and earnings amount were reported in the 2018 Summary Compensation Table.

NAME	CONTRIBUTIONS IN 2018 ($)	ABOVE MARKET EARNINGS IN 2018 ($)
Mark Frissora	—	—
Eric Hession	—	—
Thomas Jenkin	—	427,373
Timothy Donovan	—	—
Robert Morse	—	—
Les Ottolenghi	—	—

All other earnings were at market rates from deferred compensation investments directed by the executives.

We do not provide a fixed benefit pension plan for our executives but maintain six deferred compensation plans as noted above in Deferred Compensation Plans. No deferrals were made to any deferred compensation plan in 2018 by our executives.

The table below shows the investment funds available and the annual rate of return for each fund for the year ended December 31, 2018:

NAME OF FUND	2018 RATE OF RETURN
500 Index Trust B	-4.64%
Aggressive Growth Lifecycle	-7.94%
American International Trust	-13.46%
BlackRock Small Cap Index	-11.55%
Capital Appreciation Trust	-0.72%
Conservative Lifecycle	-1.98%
Diversified Bond	-1.36%
Equity-Income Trust	-9.52%
Growth Lifecycle	-6.20%
Inflation Managed	-2.15%
International Equity Index Trust B	-14.10%
International Growth	-14.43%
Mid Cap Stock Trust	-1.54%
Mid Value Trust	-10.68%
Moderate Lifecycle	-3.97%
Money Market Trust	1.60%
PSF Real Estate	-7.45%
Small Cap Stock Trust	-5.22%
Small Cap Value Trust	-12.45%

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

For a detailed description of the termination or “change in control” provisions applicable to our named executive officers under their employment agreements, see “—Discussion of the Summary Compensation Table” above.

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, other than Mr. Frissora and Mr. Morse, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2018.

We entered into a separation agreement with Mr. Frissora on November 1, 2018, which, as it was amended on December 21, 2018, governs the terms of his separation from the Company. See “—Discussion of the Summary Compensation Table—Chief Executive Officer.” Total payments to be made in connection with the termination of Mr. Frissora’s employment on April 30, 2019 are expected to be approximately $28.6 million, consisting of $8 million in severance payments, $1.33 million in short-term incentive payments, $17.2 million value expected to be realized related to stock awards, $2 million in accelerated vesting of cash awards, $32,451 in medical benefits and $23,921 in life and accident insurance and benefits. Value expected to be realized for stock awards is calculated as the number of accelerated RSU shares times the closing price of our common stock at April 18, 2019 of $9.56; the target number of performance-based grant shares that may vest, including achievement of a 5% catchup from the 2018 performance period, at a common stock price of $9.56; and the intrinsic value of options that continue to vest at a common stock price of $9.56.

Mr. Morse terminated employment with the Company during November 2018 and is therefore excluded from the table below. Total severance payments made in connection with this termination were $1.425 million, consisting of salary continuation for 78 weeks’ pay.

For each of the named executive officers included below, we have assumed that their employment was terminated on December 31, 2018 and the market value of their unvested equity awards was $6.79 per share, which was the fair market value of our common stock as of December 31, 2018. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon a named executive officer’s termination of employment.

ERIC HESSION

COMPENSATION	VOLUNTARY TERMINATION ($)	RETIREMENT ($)	INVOLUNTARY NOT FOR CAUSE OR GOOD REASON TERMINATION ($)	FOR CAUSE TERMINATION ($)	INVOLUNTARY OR GOOD REASON TERMINATION (CHANGE IN CONTROL) ($)	DISABILITY ($)	DEATH ($)
Severance Payment	—	—	1,103,157	—	1,103,157	1,103,157	—
Short-Term Incentive(5)	—	—	—	—	—	—	—
Accelerated Vesting of Stock and/or Cash Award(4)	—	—	4,165,295	—	4,165,295	4,165,295	4,165,295
Benefits and Perquisites:
Post-retirement Health Care(1)	—	—	—	—	—	—	—
Medical Benefits	—	—	22,898	—	22,898	—	—
Life and Accident Insurance and Benefits(2)	—	—	8,526	—	8,526	8,526	2,153,000
Accrued Benefits Under Savings and Retirement Plan(3)	4,625	4,625	4,625	4,625	4,625	4,625	4,625

Totals	4,625	4,625	5,304,501	4,625	5,304,501	5,281,603	6,322,920

THOMAS JENKIN

COMPENSATION	VOLUNTARY TERMINATION ($)	RETIREMENT ($)	INVOLUNTARY NOT FOR CAUSE OR GOOD REASON TERMINATION ($)	FOR CAUSE TERMINATION ($)	INVOLUNTARY OR GOOD REASON TERMINATION (CHANGE IN CONTROL) ($)	DISABILITY ($)	DEATH ($)
Severance Payment	—	—	1,891,125	—	1,891,125	1,891,125	—
Short-Term Incentive(5)	—	—	927,740	—	927,740	—	—
Accelerated Vesting of Stock and/or Cash Award(4)	—	—	5,904,277	—	5,904,277	5,904,277	5,904,277
Benefits and Perquisites:
Post-retirement Health Care(1)	109,460	109,460	109,460	—	109,460	109,460	—
Medical Benefits	—	—	—	—	—	—	—
Life and Accident Insurance and Benefits(2)	—	—	13,925	—	13,925	13,925	3,500,000
Accrued Benefits Under Savings and Retirement Plan(3)	2,775	2,775	2,775	2,775	2,775	2,775	2,775

Totals	112,235	112,235	8,849,302	2,775	8,849,302	7,921,562	9,407,052

TIMOTHY DONOVAN

COMPENSATION	VOLUNTARY TERMINATION ($)	RETIREMENT ($)	INVOLUNTARY NOT FOR CAUSE OR GOOD REASON TERMINATION ($)	FOR CAUSE TERMINATION ($)	INVOLUNTARY OR GOOD REASON TERMINATION (CHANGE IN CONTROL) ($)	DISABILITY ($)	DEATH ($)
Severance Payment	—	—	1,275,000	—	1,275,000	1,275,000	—
Short-Term Incentive(5)	—	—	610,000	—	610,000	—	—
Accelerated Vesting of Stock and/or Cash Award(4)	—	—	3,943,812	—	3,943,812	3,943,812	3,943,812
Benefits and Perquisites:
Post-retirement Health Care(1)	—	—	—	—	—	—	—
Medical Benefits	—	—	22,838	—	22,838	22,838	—
Life and Accident Insurance and Benefits(2)	—	—	8,526	—	8,526	8,526	2,153,000
Accrued Benefits Under Savings and Retirement Plan(3)	3,469	3,469	3,469	3,469	3,469	3,469	3,469

Totals	3,469	3,469	5,863,645	3,469	5,863,645	5,253,645	6,100,281

LES OTTOLENGHI

COMPENSATION	VOLUNTARY TERMINATION ($)	RETIREMENT ($)	INVOLUNTARY NOT FOR CAUSE OR GOOD REASON TERMINATION ($)	FOR CAUSE TERMINATION ($)	INVOLUNTARY OR GOOD REASON TERMINATION (CHANGE IN CONTROL) ($)	DISABILITY ($)	DEATH ($)
Severance Payment	—	—	845,625	—	845,625	845,625	—
Short-Term Incentive(5)	—	—	—	—	—	—	—
Accelerated Vesting of Stock and/or Cash Award(4)	—	—	3,131,668	—	3,131,668	3,131,668	3,131,668
Benefits and Perquisites:
Post-retirement Health Care(1)	—	—	—	—	—	—	—
Medical Benefits	—	—	20,951	—	20,951	20,951	—
Life and Accident Insurance and Benefits(2)	—	—	6,534	—	6,534	6,534	1,650,000
Accrued Benefits Under Savings and Retirement Plan(3)	4,625	4,625	4,625	4,625	4,625	4,625	4,625

Totals	4,625	4,625	4,009,403	4,625	4,009,403	4,009,403	4,786,293

(1)	Reflects the estimated present value of all future benefits under our health plans.
(2)

Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.

(3)	Reflects the employer match portion for the Company’s 401(k) Plan.
(4)

Represents the value associated with the vesting of all outstanding unvested options, RSUs and cash awards as of December 31, 2018 (including awards under the 2018 Retention Program). Any performance options that were unvested as of December 31, 2018 were considered vested and valued at the closing price of the Company’s common stock as of December 31, 2018 ($6.79) - the exercise price of the options. Additional value will be gained if the awards hit their performance thresholds and become exercisable.

(5)	Represents the actual bonus payment for the year ended December 31, 2018.
(6)	Total disability amount for Messrs. Hession and Morse excludes long-term disability insurance payments of $25,000 per month.
(7)	Total disability amount for Messrs. Jenkin and Donovan is reduced by long-term disability insurance payments of $25,000 per month, for 18 months.
(8)

Does not include the following benefits to which Mr. Donovan is entitled if involuntarily terminated: payments totaling $500,000 under a one-year consulting agreement that would have commenced on January 1, 2018 and a reimbursement of up to $200,000 for any loss on the sale of Mr. Donovan’s Las Vegas residence.

DIRECTOR COMPENSATION

For their service, each of our non-employee directors receives annual cash compensation paid monthly in arrears as well as an annual equity grant generally awarded concurrent with the time of the annual meeting of shareholders. For 2018, director compensation consisted of the following components:

COMPONENT	PAYABLE TO	ANNUAL AMOUNT ($)
Annual retainer	Each non-employee Director	100,000
Audit Committee service	Each Audit Committee member	25,000
Compensation Committee service	Each Compensation Committee member	15,000
Governance & Corporate Responsibility	Each Governance & Corporate	15,000
Committee service	Responsibility Committee member
Strategy & Finance Committee service	Each Strategy & Finance Committee member	25,000
Chairman service	Chairman of the Board	100,000
	Chair of each Board Committee	15,000
Annual equity grant	Chairman of the Board	205,000
	Each other non-employee Director	155,000

In addition, effective as of January 1, 2018, after six meetings of any of our standing committees have been held in a single year, then for each subsequent, additional meeting held in the calendar year, each member of the committee receives additional compensation as follows:

For In-Person Meetings:

•	Chairman of the committee: $2,500

•	Member of the committee: $1,500

For Telephonic Meetings:

•	Chairman of the committee: $2,000

•	Member of the committee: $1,000

A meeting is counted toward this total only if it is formal and minutes are kept. Informal meetings where minutes are not kept are not eligible for additional compensation. Annual compensation earned as a result of these additional meetings is capped at $15,000 per Board member.

All of our directors are reimbursed for expenses incurred in connection with their service on the Board.

The following table sets forth the compensation provided by the Company to non-employee directors during 2018:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARD OR UNIT(4) ($)	TOTAL ($)
James Hunt	215,000	256,267	471,267
Thomas Benninger	165,000	193,755	358,755
John Boushy(6)	130,000	193,755	323,755
Juliana Chugg(1)	4,792	60,304	65,096
Denise Clark(1)	23,690	84,089	107,779
Keith Cozza(5)	—	—	—
John Dionne	155,000	193,755	348,755
Matthew Ferko(6)	155,000	193,755	348,755
Don Kornstein	155,000	193,755	348,755
Courtney Mather(5)	—	—	—
James Nelson(5)	—	—	—
David Sambur(2)	170,000	—	170,000
Richard Schifter	157,500	193,755	351,255
Marilyn Spiegel(7)	9,583	—	9,583
Christopher Williams(3)(6)	130,000	193,755	323,755

(1)

Ms. Chugg’s and Ms. Clark’s 2018 cash compensation and annual equity grant were prorated from the dates of their elections to the Board on December 12, 2018 and October 17, 2018, respectively. Ms. Chugg and Ms. Clark each received a prorated, fully vested equity grant on the respective dates of their appointment to the Board, based on an annual amount of $155,000, prorated for the number of days between the date of appointment by the full Board and May 3, 2019, with the number of shares granted based on the closing price of the Company’s common stock on the respective dates of grant ($7.48 on December 12, 2018 and $10.20 on October 7, 2018).

(2)

Mr. Sambur is an employee of Apollo (as defined in this Amendment). Pursuant to Apollo Management Group’s internal policies, Mr. Sambur assigned the right to receive compensation as a director in favor of an affiliate designated by Apollo. Mr. Sambur resigned from the Board effective April 4, 2019. See also footnote 4.

(3)	Mr. Williams had a total of 14,453 options on December 31, 2018 all of which were exercisable.
(4)

Includes (1) an equity grant in consideration of Board service for the period of October through December of 2017 with the number of shares granted determined by dividing the following grant date values of the awards by $10.80, the closing price of the Company’s common stock on April 2, 2018, the date of grant, rounded up to the nearest whole share: $51,250 for Mr. Hunt and $38,750 each for Messrs. Benninger, Boushy, Dionne, Ferko, Kornstein, Schifter, and Williams; and (2) the annual equity grant for 2018 with the number of shares granted determined by dividing the following grant date values of the awards by $12.35, the closing price of the Company’s common stock on May 30, 2018, the date of grant, rounded up to the nearest whole share: $205,000 for Mr. Hunt and $155,000 each for Messrs. Benninger, Boushy, Dionne, Ferko, Kornstein, Schifter, and Williams. Mr. Sambur waived his right to both of these equity grants.

(5)	Messrs. Keith Cozza, Courtney Mather, and James Nelson were appointed to the Board on March 1, 2019.
(6)	Messrs. John Boushy, Matthew Ferko and Christopher Williams resigned from the Board effective March 1, 2019.
(7)	Ms. Spiegel resigned from the Board effective January 31, 2018.

In addition, in December 2018, we adopted the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan, effective January 1, 2019. This plan allows non-employee directors an opportunity to defer their Board compensation and equity grants.

Director Stock Ownership Guidelines

Stock ownership guidelines for non-employee directors are 5X the annual retainer. Non-employee directors are allowed five years to achieve the minimum stock ownership level. Equity deferred by non-employee directors under the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan counts toward the achievement of the minimum stock ownership guidelines. The Compensation Committee will monitor the non-employee directors’ achievement towards the guidelines annually and evaluate, where necessary, consequences for not meeting the guidelines.

CEO PAY RATIO

In accordance with applicable SEC rules, we are providing the ratio of the total annual compensation of Mr. Frissora, President and Chief Executive Officer of the Company during 2018 (the “CEO”), to the annual compensation of an identified median employee of the Company.

For 2018, the total annual compensation of the CEO was $13,169,409. The total annual compensation of the identified median employee of our Company was $36,586. Our pay ratio is approximately 360:1.

To calculate our 2018 CEO pay ratio, we used the same median employee identified in 2017. In 2018, approximately 1,900 employees became our employees as a result of our acquisition of two additional casino properties in Indiana – Hoosier Park and Indiana Grand. As permitted under the applicable SEC rules, the Company is excluding these employees from our employee population. With this adjustment, the Company believes that there has been no change in our employee population or employee compensation arrangements in 2018 that we believe would result in a significant change to our pay ratio disclosure.

To identify the median employee, the methodology and assumptions we used were as follows:

We determined that, as of November 14, 2017 (the “determination date”), our total U.S. and non-U.S. employee population consisted of 51,965 individuals. We used this total number of employees to calculate the number of employees excludable under the “de minimis” exemption, described below. We selected the determination date, which is within the last three months of the 2017 fiscal year, as the date we would use to identify the median employee because it reasonably represented our total workforce.

Employees who had no hours worked for pay periods ending within two weeks before the determination date were not considered in this analysis.

As permitted by applicable SEC rules, in identifying the median employee, we used the “de minimis” exemption to exclude from our employee population approximately 2,523 employees, or 4.86% of our global workforce, as follows:

COUNTRY OR TERRITORY	NUMBER OF EMPLOYEES	PERCENTAGE OF WORKFORCE
South Africa	585	1.13%
Hong Kong	8	0.02%
United Kingdom	1,499	2.88%
Egypt	431	0.83%

Total	2,523	4.86%

We used total cash compensation as our consistently applied compensation measure to identify the median employee.

For regular employees, we annualized compensation for those hired before the determination date.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP

The following table provides certain information regarding the beneficial ownership of our outstanding capital stock based on public disclosures or otherwise known to the Company as of April 1, 2019:

•	Each person or group known to us to be the beneficial owner of more than 5% of our capital stock;

•	Each of our named executive officers in the Summary Compensation Table;

•	Each of our directors and director nominees; and

•	All of our current directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community or marital property laws, the persons identified in the table possess sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 1, 2019 and not subject to repurchase as of that date are deemed outstanding for the purpose of calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for the purpose of calculating the percentage of outstanding shares owned by any other person. Shares of common stock issuable upon conversion of the Company’s 5.00% convertible senior notes due 2024 (the “Convertible Bonds”) are deemed outstanding for the purpose of calculating the percentage of outstanding shares of the person holding the Convertible Bonds, but are not deemed outstanding for the purpose of calculating the percentage of outstanding shares owned by any other person.

NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK BENEFICIALLY OWNED (#)	PERCENTAGE OF CLASS (%)
>5% Shareholders
Icahn Enterprises Holdings LP(1)	119,975,363	17.75%
Canyon Capital Advisors LLC(2)	77,581,861	11.58%
Pacific Investment Management Co.(3)	49,799,686	7.31%
Vanguard Group(4)	49,183,893	7.34%
Non-Employee Directors
Thomas Benninger	57,139	*
Julianna Chugg	23,737	*
Denise Clark	8,244	*
Keith Cozza	—	—
John Dionne	16,139	*
James Hunt	21,346	*
Don Kornstein	103,552	*
Courtney Mather	—	—
James Nelson	—	—
Anthony Rodio	—	—
Richard Schifter	16,139	*
Named Executive Officers
Timothy Donovan(5)	624,658	*
Mark Frissora(5)(6)	3,673,537	*
Eric Hession(5)	412,648	*
Thomas Jenkin(5)	999,349	*
Robert Morse(7)	263,267	*
Les Ottolenghi(5)	53,727	*
All current directors and executive officers as a group(5)(8)	7,381,415	1.1%

*	Indicates less than 1%.
(1)

Based on the Schedule 13D/A filed with the SEC March 11, 2019 by Carl C. Icahn (together with the Schedule 13D filed with the SEC by Mr. Icahn on February 19, 2019 and all subsequent amendments thereto, the “Schedule 13D”), Mr. Icahn and the following entities associated with Mr. Icahn may be deemed to beneficially own, in the aggregate, 119,975,363 shares of Company common stock (including 5,724,421 shares underlying the Convertible Bonds and 15,000,000 shares underlying certain forward contracts (the “Forwards”)): High River Limited Partnership (“High River”), Hopper Investments LLC (“Hopper”), Barberry Corp. (“Barberry”), Icahn Partners Master Fund LP (“Icahn Master”), Icahn Offshore LP (“Icahn Offshore”), Icahn Partners LP (“Icahn Partners”), Icahn Onshore LP (“Icahn Onshore”), Icahn Capital LP (“Icahn Capital”), IPH GP LLC (“IPH”), Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”), Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), Beckton Corp. (“Beckton”).

High River has sole voting power and sole dispositive power with regard to 23,995,074 shares (including shares underlying the Convertible Bonds and the Forwards). Each of Hopper, Barberry and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares. Icahn Master has sole voting power and sole dispositive power with regard to 39,755,538 shares (including shares underlying the Convertible Bonds and the Forwards). Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares. Icahn Partners has sole voting power and sole dispositive power with regard to 56,224,751 shares (including shares underlying the Convertible Bonds and the Forwards). Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares.

Each of Hopper, Barberry and Mr. Icahn, by virtue of their relationships to High River (as disclosed in the Schedule 13D), may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) the shares which High River directly beneficially owns. Each of Hopper, Barberry and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn, by virtue of their relationships to Icahn Master (as disclosed in the Schedule 13D), may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) the shares which Icahn Master directly beneficially owns. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn, by virtue of their relationships to Icahn Partners (as disclosed in the Schedule 13D), may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) the shares which Icahn Partners directly beneficially owns. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes.

The principal business address of each of (i) High River, Hopper, Barberry, Icahn Offshore, Icahn Partners, Icahn Master, Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP and Beckton is White Plains Plaza, 445 Hamilton Avenue - Suite 1210, White Plains, New York 10601, and (ii) Mr. Icahn is c/o Icahn Associates Holding LLC, 767 Fifth Avenue, 47th Floor, New York, New York 10153.

(2)

Based on the Schedule 13G/A filed with the SEC on February 14, 2019 by Canyon Capital Advisors, LLC, Canyon Capital Advisors, LLC has sole voting and dispositive power over such shares and Mitchell R. Julis and Joshua S. Friedman share voting and dispositive power over such shares. The principal business of Canyon Capital Advisors, LLC is 2000 Avenue of the Stars, 11th Floor, Los Angeles, California 90067.

(3)

Based on the Schedule 13G/A filed with the SEC on February 13, 2019 by Pacific Investment Management Company LLC (“Pacific”), Pacific has sole voting and dispositive power over 49,795,736 shares. Pacific holds 38,506,456 shares of common stock and 11,293,230 shares underlying the Convertible Bonds. The principal business of Pacific is 650 Newport Center Drive, Newport Beach, California 92660.

(4)

Based on the Schedule 13G/A filed with the SEC on February 11, 2019 by The Vanguard Group (“Vanguard”), Vanguard beneficially owns an aggregate of 49,183,893 shares of Company common stock which includes 275,537 shares as to which Vanguard has sole voting power, 82,722 shares as to which Vanguard has shared voting power, 48,881,576 shares as to which Vanguard has sole dispositive power and 302,317 shares as to which Vanguard has shared dispositive power. The principal business of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(5)

Includes common stock that may be acquired within 60 days of April 1, 2019 pursuant to outstanding stock options: Mr. Frissora, 800,000, Mr. Hession, 86,598 shares; Mr. Donovan, 163,445 shares; Mr. Jenkin, 539,081 shares; and 1,738,366 shares for all directors and executive officers as a group.

(6)	Includes 1,039,089 shares directly held in a trust and 1,900 shares held by Mr. Frissora’s daughter, of which Mr. Frissora disclaims beneficial ownership.
(7)	Based on information available to the Company as of November 26, 2018, the date Mr. Morse departed the Company.
(8)	Unless otherwise specified, the address of each of our directors and named executive officers is c/o Caesars Entertainment Corporation, One Caesars Palace Drive, Las Vegas, Nevada 89109.

The information under Part II, Item 5 in the Original Report, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTION POLICY

Our Board has a written related party transaction policy and procedures which give our Audit Committee the power to approve or disapprove potential related party transactions of our directors and executive officers, their immediate family members, and entities that hold a 5% or greater beneficial ownership interest in the Company. The Audit Committee is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the person’s interest in the transaction.

The policy has pre-approved the following related party transactions:

•	Compensation to an executive officer or director that is reported in the Company’s public filings and has been approved or recommended to the Board for approval by the Compensation Committee;

•

Transactions where the interest of the related party arises only from (a) the related party’s position as a director on the board of another corporation that is a party to the transaction; (b) direct or indirect ownership by the related party and all other related parties, in the aggregate, of less than 5% of the another person (other than a partnership) which is a party to the transaction; or (c) the related party’s position as a partner in a partnership in which all related parties, in the aggregate, have an interest of less than 5% and the related party is not the general partner of and does not have another position in the partnership;

•	Transactions involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services;

•

Any transaction where the related party’s interest arises solely from the ownership of any class of the Company’s securities and all holders of that class of the Company’s securities receive the same benefit on a pro rata basis; and

•	Any transaction involving a related party where the rates or charges involved are determined by competitive bids.

A related party transaction is defined as a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect interest.

RELATED PARTY TRANSACTIONS INVOLVING THE SPONSORS

Background

From 2008 until October 6, 2017 (the “Emergence Date”), the Company was controlled by the affiliates of Apollo Global Management, LLC (together with such affiliates, “Apollo”) and affiliates of TPG Capital, LP (together with such affiliates, “TPG” and, together with Apollo, the “Sponsors”), which held approximately 60% of the Company’s common stock. On January 15, 2015, the Company’s majority owned subsidiary, Caesars Entertainment Operating Company, Inc. (“CEOC” which includes its successor, CEOC LLC), and various of its subsidiaries (collectively, the “Debtors”) filed for bankruptcy protection. On the Emergence Date, the Debtors completed their reorganization and emerged from bankruptcy. Due to a reduction in the Sponsors’ ownership percentage in the Company starting on the Emergence Date, the Company ceased to be controlled by the Sponsors. However, in 2018 both Apollo and TPG continued to beneficially own in excess of 5% of our outstanding common stock, except that TPG ceased beneficially owning in excess of 5% of our stock on May 17, 2018. Accordingly, we describe herein certain transactions between us and the Sponsors and between us and portfolio companies of the Sponsors in which the Sponsors may be deemed to have an indirect material interest. The Sponsors fully divested their respective interests in us in March 2019.

Registration Rights Agreement

Prior to the Sponsors’ full divesture of their interests in us, we were party to a registration rights agreement governing demand and shelf registration rights with respect to certain of the Company’s common stock held by the Sponsors.

AGS, LLC

AGS, LLC (“AGS”) is a full-service designer and manufacturer of gaming products for the casino floor and is an Apollo funds company. Pursuant to an agreement with AGS, the Company incurred expenses of approximately $9.3 million since January 1, 2018.

Creative Artists Agency LLC

Creative Artists Agency LLC (“Creative Artists”), a talent and sports agency, is a TPG portfolio company. The Company and Creative Artists are parties to an agreement pursuant to which, among other things, the Company secures entertainment talent. Pursuant to the terms of this agreement, the Company incurred expenses of approximately $587,000 since January 1, 2018.

Exela Technologies, Inc.

Novitex, which manages print services and related equipment on an outsourced basis for the Company, is a subsidiary of Exela Technologies, Inc., an Apollo funds company. Pursuant to the terms of the Company’s agreement with Novitex, the Company incurred expenses of approximately $5.4 million since January 1, 2018.

Halo Branded Solutions Inc.

Halo Branded Solutions Inc. (“Halo”), a provider of promotional solutions, is a TPG portfolio company. The Company and Halo are parties to an agreement pursuant to which, among other things, the Company secures promotion products. Pursuant to the terms of this agreement, the Company incurred expenses of approximately $291,000 since January 1, 2018.

Norwegian Cruise Line Holdings Ltd.

Norwegian Cruise Line Holdings Ltd. (“NCL”), a public cruise ship operations company, is an Apollo funds and TPG portfolio company. The Company and NCL are parties to a marketing agreement pursuant to which, among other things, NCL pays the Company a percentage of NCL’s gaming revenue. Pursuant to the terms of this agreement, the Company and NCL’s mutual business transactions amounted to approximately $235,000 since January 1, 2018.

Sabre, Inc.

Sabre, Inc. (“Sabre”), a private travel sector technology company, is a TPG portfolio company. The Company and Sabre are parties to a Hotel Associate Distribution and Services Agreement pursuant to which, among other things, the Company uses Sabre’s technology to assist customers with booking hotel rooms. Pursuant to the terms of this agreement, the Company incurred expenses of approximately $575,000 since January 1, 2018.

Sun Country Airlines

Sun Country Airlines (“Sun Country”) is an Apollo funds company that provides air charter services to the Company. Pursuant to an agreement with Sun Country, the Company incurred expenses of approximately $30.6 million since January 1, 2018.

Sunguard Availability Services Capital, Inc.

Sunguard Availability Services Capital, Inc. (“Sunguard”), a provider of IT production and recovery services, is a TPG portfolio company. The Company and Sunguard are parties to an agreement pursuant to which, among other things, the Company secured IT and disaster recovery services. Pursuant to the terms of this agreement, the Company incurred expenses of approximately $1.1 million since January 1, 2018.

XOJet, Inc.

XOJet, Inc. (“XOJet”), a private aviation company, is a TPG portfolio company. The Company and XOJet are parties to a Custom Membership Program Agreement pursuant to which, among other things, the Company has access to XOJet aircrafts at contractually agreed-upon hourly rates. Pursuant to the terms of this agreement, the Company incurred expenses of approximately $239,000 since January 1, 2018.

RELATED PARTY TRANSACTIONS INVOLVING THE ICAHN GROUP

On March 1, 2019, the Company entered into the Director Nomination Agreement with the Icahn Group, certain members of which beneficially own, in the aggregate, approximately 17.75% of our outstanding common stock. The following is a summary of the terms of the Director Nomination Agreement. The summary does not purport to be complete and is qualified in its entirety by reference to the Director Nomination Agreement, a copy of which is attached as Exhibit 99.1 to the Company’s Current Reports on Form 8-K filed with the SEC on March 1, 2019 and March 29, 2019 and is incorporated herein by reference.

Pursuant to the Director Nomination Agreement, effective as of March 1, 2019, (a) each of John Boushy, Matthew Ferko and Christopher Williams resigned from the Board and (b) each of Mr. Nelson and the Icahn Designees were appointed to the Board to fill the resulting vacancies. Concurrently with their appointments to the Board, (i) Messrs. Cozza and Mather were appointed to the Strategy & Finance Committee of the Board and the Ad Hoc CEO Search Committee of the Board, (ii) Mr. Nelson was appointed to the Audit Committee of the Board, (iii) Mr. Mather was appointed to the Compensation & Management Development Committee of the Board and (iv) Mr. Cozza was appointed to the Governance & Corporate Responsibility Committee of the Board.

If at any time the Icahn Group ceases to hold a “net long” position, as defined in the Director Nomination Agreement, in at least (a) 5% of the total outstanding shares of the Company’s common stock, the Icahn Group will cause one Icahn Designee to promptly resign from the Board and any committee of the Board on which he or she then sits and (b) 3% of the total outstanding shares of the Company’s common stock, Mr. Nelson will promptly resign, and the Icahn Group will cause each Icahn Designee to promptly resign, from the Board and any committee of the Board on which he or she then sits.

The Company also agreed that (x) the Company’s slate of director nominees for election at the 2019 annual meeting would consist of no more than eight individuals and will include each of the Icahn Designees, and (y) the Icahn Group will have certain replacement rights in the event Mr. Nelson or one of the Icahn Designees resigns or is otherwise unable to serve as a director. As long as the Icahn Group has a “net long” position, as defined in the Director Nomination Agreement, in at least 5% of the total outstanding shares of the Company’s common stock, the Board shall not increase the size of the Board above 12 directors.

Further, the Company agreed (a) not to create a separate executive committee of the Board or any other committee with similar functions, (b) not to form any new committee without offering at least one Icahn Designee (or, if such committee has more than three members, both Icahn Designees) the opportunity to be a member of such committee, and (c) that, with respect to any Board consideration of appointment and employment of executive officers, mergers, acquisitions of material assets, dispositions of material assets, or other extraordinary transactions, such consideration, and voting with respect thereto, shall take place only at the full Board level or in committees of which one of the Icahn Designees is a member. The Company also agreed to submit a resolution to its shareholders at the 2019 annual meeting to (x) amend the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to impose certain restrictions on the company’s ability to adopt any “rights plan,” “poison pill” or similar plan (“Proposal 6”), and (y) amend the Company’s Charter to permit shareholders of record who beneficially own, in the aggregate, at least 15% of the Company’s outstanding common stock to call a special meeting of shareholders (“Proposal 5”), and to use reasonable best efforts to cause such amendments to be adopted by the shareholders at the 2019 annual meeting.

In addition, upon the terms and subject to the conditions set forth in the Director Nomination Agreement, the Icahn Group is bound by voting agreements and standstill restrictions. In particular, at the 2019 annual meeting, at any subsequent annual meeting of shareholders at which the Board has agreed to nominate the Icahn Designees and Mr. Nelson and such individuals have consented to such nomination, and at any special meeting of the shareholders that includes a proposal to remove or replace directors or to expand the Board, the Icahn Group has agreed to vote in favor of each of the directors nominated by the Board and against any directors nominated by any other person. The Icahn Group has also agreed to vote in favor of Proposals 5 and 6 at the 2019 annual meeting.

Until the earlier of (A) the fifth business day following such date as no Icahn Designee is on the Board and the Icahn Group no longer has any right to designate a replacement, (B) the fifth business day following the date of the Company’s 2020 annual meeting of shareholders, and (C) October 1, 2020, the Icahn Group shall not: (i) acquire beneficial ownership of shares that, in the aggregate, would equal or exceed a “net long” position, as defined in the Director Nomination Agreement, greater than 28% of the then-total outstanding common shares; or (ii) transfer shares of the Company’s common stock, unless (A) to the Icahn Group’s knowledge after reasonable inquiry, the proposed transferee would beneficially own shares representing 28% or less of the Company’s then-outstanding common stock immediately following such transfer and (B) the proposed transferee agrees in writing, for the benefit of the Company, not to acquire beneficial ownership of additional common shares for three business days following the date that the Company receives written notice of such transfer from the Icahn Group.

In conjunction with the Director Nomination Agreement, (a) the Board approved and adopted amendments to the by-laws of the Company, which are filed as Exhibit 3.1 to the Company’s Current Reports on Form 8-K filed with the SEC on March 1, 2019 and March 29, 2019 and are incorporated herein by reference, and (b) the Company and the Icahn Group have also entered into a Confidentiality Agreement, which is filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019 and is incorporated herein by reference.

DIRECTOR INDEPENDENCE

Our Board affirmatively determines whether each director and director nominee is independent in accordance with guidelines it has adopted, which include all elements of independence set forth in the applicable NASDAQ listing standards. These guidelines are contained in our Corporate Governance Guidelines, which are posted on the Governance page of our website located at http://investor.caesars.com.

Our Board has affirmatively determined that former directors Marilyn Spiegel, Christopher Williams and David Sambur and each current director, except for Mr. Frissora, is independent under the NASDAQ listing standards. Based upon the NASDAQ listing standards, we do not believe that Mr. Frissora is considered independent because of his position as President and Chief Executive Officer of the Company.

The Board has also affirmatively determined that Messrs. Benninger, Dionne and Nelson and Ms. Clark, the members of our Audit Committee, meet the audit committee independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that Messrs. Mather and Schifter and Ms. Clark, the members of our Compensation & Management Development Committee (as well as Ms. Spiegel and Messrs. Williams and Sambur, who were members thereof until their resignations from our Board on January 31, 2018, March 1, 2019 and April 4, 2019, respectively), meet the compensation committee requirements of Rule 10C-1 of the Exchange Act.

ITEM 14.	Principal Accounting Fees and Services

FEES PAID TO AUDITORS

The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2018 and 2017:

(IN THOUSANDS)	2018 ($)	2017 ($)
Audit Fees(1)	14,037.9	15,447.1
Audit-Related Fees(2)	860.7	913.0
Tax Fees(3)	414.4	387.4
All Other Fees(4)	165.6	—

Total	15,478.6	16,747.5

(1)	Audit Fees include:

•

Audit of the Company’s annual financial statements, including the audits of the various subsidiaries’ financial statements, including those of gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company’s quarterly financial statements;

•	Consultations related to accounting and reporting standards;

•	Consents and other services related to SEC matters and debt offerings; and

•	Related out-of-pocket expenses.

(2)	Audit-Related Fees include:

•	Quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations;

•	Agreed-upon procedures engagements; and

•	Related out-of-pocket expenses.

(3)	Tax Fees include:

•

Fees for tax compliance services totaled $5,000 and $27,000 in 2018 and 2017, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i.	Foreign income tax return assistance;

ii.	Requests for technical advice from taxing authorities; and

iii.	Assistance with tax audits and appeals.

•

Fees for tax-planning and advice services totaled $320,000 and $361,000 in 2018 and 2017, respectively. Tax-planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of:

i.	Tax advice related to applicability of repairs and maintenance deductions;

ii.	Tax advice related to review of tax provision software processes;

iii.	Tax advice related to applicability of repairs and maintenance deductions;

iv.	Tax advice related to research and development activities and expenditures related to IRC Section 41;

v.	Tax advice related to cost segregation services;

vi.	Tax advice related to transfer pricing; and

vii.	Tax advice related to an intragroup restructuring.

•	Ratio of Tax planning and Advice Fees to Audit Fees, Audit-Related Fees, and Tax Compliance Fees:

•	2018 0.021:1

•	2017 0.022:1

(4)	All Other Fees include:

•	Fees for advice related to our enterprise risk management assessment and other general policies and procedures.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL

All services performed by Deloitte & Touche LLP in 2018 and 2017 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 26, 2003 meeting. This policy describes the permitted audit, audit-related, tax, and other services that Deloitte & Touche LLP may perform. Any requests for audit services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax, or other services also must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the chairman of the Audit Committee. The chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

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

The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1.	the service is not an audit, review, or other attest service;

2.	the estimated fees for such services to be provided under this provision do not exceed a defined amount of total fees paid to the independent auditor in a given fiscal year;

3.	such services were not recognized at the time of the engagement to be non-audit services; and

4.	such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee.

No fees were approved under the de minimis provision in 2018 or 2017.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below (see Item 8 in the Original Report):

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2018, 2017, and 2016.

Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2018, 2017, and 2016.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016.

2.	Financial statement schedules of the Company as follows that were filed as part of the Original Report:

Schedule I— Condensed Financial Information of Registrant Parent Company Only as of December 31, 2018 and 2017 and for the Years Ended December 31, 2018, 2017, and 2016.

We omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	7/11/2016

2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017, by and between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	2.1	2/21/2017

2.3	Third Amended Joint Plan of Reorganization, filed with the United States Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318.	—	S-4/A	—	2.6	6/5/2017

2.4	Purchase and Sale Agreement, dated July 11, 2018, by and between Caesars Octavius, LLC and Octavius Propco LLC.	—	8-K	—	2.1	7/12/2018

2.5	Purchase and Sale Agreement, dated July 11, 2018, by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC.	—	8-K	—	2.2	7/12/2018

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.2	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.2	10/6/2017

3.3	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.3	10/6/2017

3.4	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.4	10/6/2017

3.5	Bylaws of Caesars Entertainment Corporation, dated October 6, 2017.	—	S-8	—	4.5	10/6/2017

4.1	Indenture, dated as of October 6, 2017, between Caesars Entertainment Corporation and Delaware Trust Company, as trustee, relating to the 5.00% Convertible Senior Notes due 2024.	—	8-K	—	4.1	10/13/2017

4.2	Indenture, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	10/16/2017

4.3	Supplemental Indenture, dated December 22, 2017, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	12/22/2017

10.1	Credit Agreement, dated as of December 22, 2017, by and among Caesars Resort Collection, LLC, the other borrowers from time to time party thereto, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent.	—	8-K	—	10.1	12/22/2017

10.2	Escrow Agreement, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc., Deutsche Bank Trust Company Americas, as escrow agent and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	10.1	10/16/2017

10.3	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.19	10/13/2017

†10.4	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.5	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.6	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.7	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.8	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.9	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.10	Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.	—	10-K	12/31/2014	10.48	3/16/2015

†10.11	Caesars Entertainment Corporation Second Amended and Restated Executive Deferred Compensation Trust Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.20	10/13/2017

*†10.12	Amended and Restated Irrevocable Proxy of Hamlet Holdings, LLC, dated as of October 6, 2017.	—	10-K	12/31/2017	10.12	03/08/2018

10.13	Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013.	—	8-K	—	10.2	10/23/2013

10.14	First Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of September 23, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.1	9/26/2016

10.15	Second Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of October 21, 2013, dated as of October 7, 2016, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	8-K	—	10.2	10/11/2016

10.16	Third Amendment to the Amended and Restated Limited Liability Company Agreement of Caesars Growth Partners, LLC, dated as of February 13, 2017, entered into by and among Caesars Acquisition Company, in its capacity as Caesars Growth Partners, LLC’s managing member and as a member of Caesars Growth Partners, LLC, HIE Holdings, Inc., Harrah’s BC, Inc. and Caesars Entertainment Corporation.	—	10-K	12/31/2016	10.93	2/15/2017

10.17	Voting Agreement, dated as of July 9, 2016, among Caesars Entertainment Corporation, Hamlet Holdings LLC and the Holders party thereto.	—	8-K	—	10.1	7/11/2016

10.18	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bond Claims party thereto.	—	8-K/A	—	10.2	10/6/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.19	Sixth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bond Claims party thereto (conformed to reflect additional agreements among the parties as of November 14, 2016).	—	8-K	—	10.1	11/15/2016

10.20	Second Amended Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.3	10/6/2016

10.21	Restructuring Support and Forbearance Agreement, dated as of June 6, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.1	6/8/2016

10.22	Restructuring Support, Settlement and Contribution Agreement, dated as of June 7, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself, each of the debtors in the Chapter 11 Cases and its other direct and indirect subsidiaries and Caesars Entertainment Corporation.	—	8-K	—	10.2	6/8/2016

10.23	First Amended Restructuring Support and Forbearance Agreement, dated as of June 20, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and the subsidiary loan parties party thereto, Caesars Entertainment Corporation and each of the holders of First Lien Bank Claims party thereto.	—	8-K	—	10.1	6/21/2016

10.24	Restructuring Support and Settlement Agreement, dated as of June 22, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and the statutory unsecured claimholders’ committee in the Chapter 11 Cases.	—	8-K	—	10.1	6/22/2016

10.25	First Amended and Restated Restructuring Support, Settlement and Contribution Agreement, dated as of July 9, 2016, between Caesars Entertainment Corporation and Caesars Entertainment Operating Company, Inc.	—	8-K	—	10.2	7/11/2016

10.26	Restructuring Support and Forbearance Agreement, dated as of July 31, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, and each of the holders of Second Lien Bond Claims party thereto.	—	8-K	—	10.1	8/1/2016

10.27	Amendment No. 1 to First Amended and Restated Restructuring Support and Forbearance Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and each of the holders of SGN Claims party thereto.	—	8-K	—	10.4	10/6/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.28	Restructuring Support, Forbearance and Settlement Agreement, dated as of October 4, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation, Caesars Acquisition Company (solely for Sections 2(b)(vii), 5(g) and 30), each of the holders of Second Lien Bond Claims party thereto and the Second Lien Committee.	—	8-K	—	10.1	10/6/2016

10.29	Lease (CPLV), dated as of October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC, Caesars Entertainment Operating Company, Inc. and CEOC, LLC, relating to the CPLV Facilities.	—	8-K	—	10.1	10/13/2017

10.30	First Amendment, dated December 26, 2018, to Lease (CPLV), dated October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	—	8-K	—	10.1	12/26/2018

10.31	Lease (Non-CPLV), dated as of October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	—	8-K	—	10.2	10/13/2017

**10.32	Fourth Amendment, dated December 26, 2018, to Lease (Non-CPLV), dated October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	—	8-K	—	10.2	12/26/2018

10.33	Lease (Joliet), dated as of October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership, relating to the Joliet Facilities.	—	8-K	—	10.3	10/13/2017

**10.34	First Amendment, dated December 26, 2018, to Lease (Joliet), dated October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	—	8-K	—	10.3	12/26/2018

10.35	Trademark License Agreement, dated as of October 6, 2017, between Caesars License Company, LLC and Desert Palace LLC.	—	8-K	—	10.4	10/13/2017

10.36	Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.	—	8-K	—	10.5	10/13/2017

10.37	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, Caesars Entertainment Operating Company, Inc., CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the CPLV Facilities.	—	8-K	—	10.6	10/13/2017

10.38	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.5	12/26/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.39	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed on Schedule A and Schedule B thereto, Chester Downs and Marina, LLC, Non-CPLV Manager, LLC, Caesars Entertainment Corporation, Philadelphia Propco LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.6	12/26/2018

10.40	Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed therein, Non-CPLV Manager, LLC, Caesars Entertainment Corporation and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Non-CPLV Facilities.	—	8-K	—	10.7	10/13/2017

10.41	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Joliet Facilities.	—	8-K	—	10.8	10/13/2017

10.42	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.7	12/26/2018

10.43	Right of First Refusal Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and VICI Properties L.P.	—	8-K	—	10.9	10/13/2017

10.44	Second Amended and Restated Right of First Refusal Agreement, dated as of December 26, 2018, by and between Caesars Entertainment Corporation and VICI Properties L.P.	—	8-K	—	10.8	12/26/2018

10.45	Tax Matters Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.	—	8-K	—	10.10	10/13/2017

10.46	Credit Agreement, dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc., CEOC, LLC, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Barclays Bank PLC, Citigroup Global Markets Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Bookrunners and Credit Suisse Securities (USA) LLC as Syndication Agent and Documentation Agent.	—	8-K	—	10.11	10/13/2017

10.47	Amendment No. 1, dated April 16, 2018, among CEOC, LLC, the lenders named therein and Credit Suisse AG, Cayman Islands Branch, as administrative agent and as collateral agent.	—	8-K	—	10.1	4/16/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.48	Second Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc., Caesars Growth Properties Holdings, LLC, Caesars Entertainment Resort Properties LLC, Caesars License Company, LLC, Caesars World LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.12	10/13/2017

10.49	Amendment to Unit Purchase Agreement, dated May 8, 2018, among Caesars Entertainment Corporation and Clairvest GP Manageco, Inc.	—	10-Q	6/30/2018	10.2	8/1/2018

*10.50	Second Amendment to Unit Purchase Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and each of the Persons listed on Schedule 1 of the Unit Purchase Agreement, dated November 16, 2017.	—	10-Q	6/30/2018	10.3	8/1/2018

10.51	Assignment Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Caesars Resort Collection, LLC, Clairvest GP Manageco, Inc. and Centaur Holdings, LLC.	—	10-Q	6/30/2018	10.4	8/1/2018

†10.52	Contribution Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and Hamlet Holdings LLC.	—	8-K	—	10.13	10/13/2017

*10.53	Unit Purchase Agreement between the Persons Listed on Schedule 1, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and Caesars Entertainment Corporation, dated as of November 16, 2017.	—	10-K	12/31/2017	10.42	3/8/2018

*10.54	Purchase and Sale Agreement by and between Vegas Development LLC, a Delaware limited liability company and Eastside Convention Center, LLC, a Delaware limited liability company as Buyer, effective date November 29, 2017.	—	10-K	12/31/2017	10.43	3/8/2018

*10.55	Amended and Restated Lease by and among Claudine Propco, LLC, a Delaware limited liability company, and Harrah’s Las Vegas, LLC, a Nevada limited liability company, dated December 22, 2017.	—	10-K	12/31/2017	10.44	3/8/2018

10.56	First Amendment, dated December 26, 2018, to Amended and Restated Lease, dated December 22, 2017, by and between Claudine Propco, LLC and Harrah’s Las Vegas, LLC.	—	8-K	—	10.4	12/26/2018

*10.57	Put-Call Right Agreement dated as of December 22, 2017 by and among Claudine Propco, LLC, a Delaware limited liability company and Vegas Development Land Owner, LLC, a Delaware limited liability company and 3535 LV Newco, LLC, a Delaware limited liability company.	—	10-K	12/31/2017	10.45	3/8/2018

*10.58	Incremental Assumption Agreement No. 1, dated as of December 18, 2017 relating to the Credit Agreement dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc. and CEOC, LLC, as borrower and the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the Lenders and collateral agent for the Secured Parties.	—	10-K	12/31/2017	10.46	3/8/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

*10.59	First Amendment to Lease (Non-CPLV), dated as of December 22, 2017 by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	—	10-K	12/31/2017	10.47	3/8/2018

*10.60	Purchase and Sale Agreement, by and between, Harrah’s Las Vegas, LLC, as Seller, and Claudine Property Owner, LLC, as Buyer, dated November 29, 2017.	—	10-K	12/31/2017	10.48	3/8/2018

*10.61	Guaranty of Lease dated December 22, 2017, by and between Caesars Resort Collection, LLC and Claudine Propco LLC.	—	10-K	12/31/2017	10.49	3/8/2018

*10.62	Amended and Restated Right of First Refusal Agreement, dated as of December 22, 2017, by and between Caesars Entertainment Corporation and VICI Properties L.P.	—	10-K	12/31/2017	10.50	3/8/2018

10.63	Settlement and Forbearance Agreement, dated as of August 15, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and Frederick Barton Danner.	—	8-K	—	99.1	8/17/2016

†10.64	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.65	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

†10.66	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

†10.67	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2015

†10.68	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2016

†10.69	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-Q	6/30/2016	10.3	8/2/2016

†10.70	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.71	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.72	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K	12/31/2012	10.84	3/15/2013

†10.73	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	7/2/2013

†10.74	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	1/9/2015

†10.75	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and David Sambur, Richard Schifter, Christopher Williams, Richard Broome, Timothy Donovan, Eric Hession, Thomas Jenkin, Jan Jones, Robert Morse, Les Ottolenghi, Marco Roca and Christian Stuart.	—	S-1/A	—	10.75	11/16/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.76	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and Thomas Benninger, John Boushy, Juliana Chugg, Denise Clark, John Dionne, Matthew Ferko, Christopher Holdren and James Hunt.	—	10-K	—	10.64	3/8/2018

†10.77	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.78	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.79	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K	12/31/2012	10.90	3/15/2013

†10.80	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K	12/31/2012	10.91	3/15/2013

†10.81	Form of Cash Award Agreement under 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/27/2016

†10.82	Form of Restricted Stock Unit Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.4	7/6/2016

†10.83	Form of Cash Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.5	7/6/2016

†10.84	Employment Agreement dated February 5, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, and Mark Frissora.	—	10-K	12/31/2014	10.106	3/16/2015

†10.85	Amendment No. 1 to Employment Agreement, made as of August 4, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC and Mark Frissora.	—	10-Q	6/30/2015	10.5	8/6/2015

†10.86	Amendment No. 2 to Employment Agreement, made as of February 5, 2015, by and among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Mark Frissora.	—	8-K	—	10.1	7/6/2016

†10.87	Third Amendment to the Employment Agreement between Caesars Enterprise Services, LLC and Mark Frissora, dated February 5, 2015 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.2	5/2/2017

†10.88	Separation Agreement, dated November 1, 2018, by and between Caesars Entertainment Corporation and Mark Frissora.	—	10-K	12/31/2018	10.88	2/22/2019

†10.89	Amendment to Separation Agreement, dated December 21, 2018, by and between Caesars Entertainment Corporation and Mark Frissora.	—	10-K	12/31/2018	10.89	2/22/2019

†10.90	Employment Agreement, made as of November 10, 2014, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	8-K	—	10.2	11/12/2014

†10.91	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Eric Hession, dated November 10, 2014 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.3	5/2/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.92	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	8-K	—	10.1	1/9/2012

†10.93	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Thomas Jenkin, dated January 3, 2012 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.4	5/2/2017

†10.94	Employment Agreement made as of April 2, 2009 by and between Caesars Entertainment Operating Company, Inc. and Timothy R. Donovan (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K	12/31/2012	10.87	3/15/2013

†10.95	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Timothy R. Donovan, dated April 2, 2009 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.5	5/2/2017

†10.96	Employment Agreement, dated August 8, 2018, between Caesars Enterprise Services, LLC and Robert J. Morse.	—	8-K	—	10.1	8/13/2018

†10.97	Separation Agreement, dated November 26, 2018, by and between Caesars Enterprise Services, LLC and Robert J. Morse.	—	10-K	12/31/2018	10.97	2/22/2019

†10.98	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation, dated March 23, 2016.	—	8-K	—	10.2	7/6/2016

†10.99	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Acquisition Company, dated June 29, 2016.	—	8-K	—	10.3	7/6/2016

†10.100	Letter Agreement, dated as of October 6, 2017, between Caesars Enterprise Services, LLC and Timothy R. Donovan.	—	8-K	—	10.17	10/13/2017

†10.101	Amended and Restated Letter Agreement, dated January 29, 2018, between Timothy R. Donovan and Caesars Enterprise Services, LLC.	—	8-K	—	10.1	2/2/2018

†10.102	Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	S-8	—	4.6	10/6/2017

†10.103	Amendment No. 1 to Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	8-K	—	10.1	4/6/2018

†10.104	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	S-8	—	4.7	10/6/2017

†10.105	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	S-8	—	4.8	10/6/2017

†10.106	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement.	—	8-K	—	10.2	4/6/2018

†10.107	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	8-K	—	10.3	4/6/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.108	Form of Board Member Stock Grant Agreement.	—	8-K	—	10.4	4/6/2018

†10.109	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	—	S-8	—	4.1	12/13/2018

†10.110	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	—	S-8	—	4.2	12/13/2018

†10.111	Form of Cash Award Agreement under the Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	10-K	12/31/2018	10.111	2/22/2019

†10.112	Form of Amendment to Cash Award Agreement under the Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	10-K	12/31/2018	10.112	2/22/2019

†10.113	Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.1	4/6/2014

†10.114	Form Nonqualified Option Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.2	4/16/2014

†10.115	Form Restricted Stock Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.3	4/16/2014

†10.116	Form Restricted Stock Unit Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.4	4/16/2014

†10.117	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC.	—	****8-K	—	99.1	5/21/2014

†10.118	Employment Agreement dated January 18, 2016 between Caesars Enterprise Services, LLC and Les Ottolenghi.	X

†10.119	Amendment No. 1 to Employment Agreement dated January 18, 2016 between Caesars Enterprise Services, LLC and Les Ottolenghi, effective as of March 8, 2017.	X

14	Code of Business Conduct and Ethics, February 1, 2018.	—	10-K	12/31/2018	14	2/22/2019

21	List of Subsidiaries.	—	10-K	12/31/2018	21	2/22/2019

23	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.	—	10-K	12/31/2018	23	2/22/2019

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	10-K	12/31/2018	31.1	2/22/2019

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	10-K	12/31/2018	31.2	2/22/2019

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1‡	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

32.2‡	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

99.1	Gaming and Regulatory Overview.	—	10-K	12/31/2018	99.1	2/22/2019

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	10-K	12/31/2018	101.INS	2/22/2019

101.SCH	XBRL Taxonomy Extension Schema Document.	—	10-K	12/31/2018	101.SCH	2/22/2019

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	10-K	12/31/2018	101.CAL	2/22/2019

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	10-K	12/31/2018	101.DEF	2/22/2019

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	10-K	12/31/2018	101.LAB	2/22/2019

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	10-K	12/31/2018	101.PRE	2/22/2019

†	Denotes a management contract or compensatory plan or arrangement.
‡	Furnished with the Original Report.
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

CAESARS ENTERTAINMENT CORPORATION

April 26, 2019	By:	/s/ ERIC HESSION
Eric Hession
Executive Vice President and Chief Financial Officer