Form 10-Q
period 2019-03-31
CAESARS ENTERTAINMENT Corp
filed 2019-05-02
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common stock, $0.01 par value	672,710,410

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents ($14 and $14 attributable to our VIEs)	$1,395	$1,491
Restricted cash	119	115
Receivables, net	449	457
Due from affiliates, net	5	6
Prepayments and other current assets ($4 and $6 attributable to our VIEs)	184	155
Inventories	39	41
Total current assets	2,191	2,265
Property and equipment, net ($169 and $137 attributable to our VIEs)	15,922	16,045
Goodwill	4,044	4,044
Intangible assets other than goodwill	2,961	2,977
Restricted cash	52	51
Deferred income taxes	10	10
Deferred charges and other assets ($32 and $35 attributable to our VIEs)	856	383
Total assets	$26,036	$25,775

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($69 and $41 attributable to our VIEs)	$411	$399
Accrued expenses and other current liabilities ($2 and $1 attributable to our VIEs)	1,169	1,217
Interest payable	137	56
Contract liabilities	161	144
Current portion of financing obligations	21	20
Current portion of long-term debt	64	164
Total current liabilities	1,963	2,000
Financing obligations	9,990	10,057
Long-term debt	8,789	8,801
Deferred income taxes	692	730
Deferred credits and other liabilities ($8 and $5 attributable to our VIEs)	1,480	849
Total liabilities	22,914	22,437
Commitments and contingencies (Note 8)
Stockholders’ equity
Caesars stockholders’ equity	3,039	3,250
Noncontrolling interests	83	88
Total stockholders’ equity	3,122	3,338
Total liabilities and stockholders’ equity	$26,036	$25,775

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Revenues
Casino	$1,083	$983
Food and beverage	398	383
Rooms	386	367
Other revenue	181	172
Management fees	15	15
Reimbursed management costs	52	52
Net revenues	2,115	1,972
Operating expenses
Direct
Casino	618	562
Food and beverage	269	264
Rooms	117	114
Property, general, administrative, and other	460	427
Reimbursable management costs	52	52
Depreciation and amortization	247	280
Corporate expense	83	82
Other operating costs	29	66
Total operating expenses	1,875	1,847
Income from operations	240	125
Interest expense	(349)	(330)
Other income/(loss)	(138)	184
Loss before income taxes	(247)	(21)
Income tax benefit/(provision)	29	(13)
Net loss	(218)	(34)
Net loss attributable to noncontrolling interests	1	—
Net loss attributable to Caesars	$(217)	$(34)

Loss per share - basic and diluted
Basic and diluted loss per share	$(0.32)	$(0.05)
Weighted-average common shares outstanding	670	697

Comprehensive loss
Foreign currency translation adjustments	$—	$3
Change in fair market value of interest rate swaps, net of tax	(17)	4
Other	2	1
Other comprehensive income/(loss), net of income taxes	(15)	8
Comprehensive loss	(233)	(26)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	2	(2)
Comprehensive (income)/loss attributable to noncontrolling interests	3	(2)
Comprehensive loss attributable to Caesars	$(230)	$(28)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2017	$7	$(152)	$14,040	$(10,675)	$6	$3,226	$71	$3,297
Net loss	—	—	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	(12)	22	—	—	10	—	10
Other comprehensive income, net of tax	—	—	—	—	9	9	—	9
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	21	21
Other	—	(1)	—	—	—	(1)	—	(1)
Balance as of March 31, 2018	$7	$(165)	$14,062	$(10,709)	$15	$3,210	$92	$3,302

Balance as of December 31, 2018	$7	$(485)	$14,124	$(10,372)	$(24)	$3,250	$88	$3,338
Net loss	—	—	—	(217)	—	(217)	(1)	(218)
Stock-based compensation	—	(5)	21	—	—	16	—	16
Other comprehensive loss, net of tax	—	—	—	—	(13)	(13)	(2)	(15)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(2)	(2)
Other	—	3	—	—	—	3	—	3
Balance as of March 31, 2019	$7	$(487)	$14,145	$(10,589)	$(37)	$3,039	$83	$3,122

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2019	2018
Cash flows provided by operating activities	$255	$22
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(218)	(85)
Proceeds from the sale and maturity of investments	5	16
Payments to acquire investments	(7)	(14)
Other	2	—
Cash flows used in investing activities	(218)	(83)
Cash flows from financing activities
Debt issuance costs and fees	—	(1)
Repayments of long-term debt and revolving credit facilities	(116)	(16)
Proceeds from the issuance of common stock	—	3
Taxes paid related to net share settlement of equity awards	(5)	(12)
Financing obligation payments	(5)	(2)
Contributions from noncontrolling interest owners	—	20
Distributions to noncontrolling interest owners	(2)	—
Other	—	2
Cash flows used in financing activities	(128)	(6)
Net decrease in cash, cash equivalents, and restricted cash	(91)	(67)
Cash, cash equivalents, and restricted cash, beginning of period	1,657	2,709
Cash, cash equivalents, and restricted cash, end of period	$1,566	$2,642

Supplemental Cash Flow Information:
Cash paid for interest	$231	$247
Cash received/(paid) for income taxes	2	(2)
Non-cash investing and financing activities:
Change in accrued capital expenditures	(7)	(2)

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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2018 Annual Report.
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Comprehensive Loss as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.”
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). Caesars Entertainment operates a total of 53 properties in 14 U.S. states and five countries outside of the U.S., including 49 casino properties. Nine casinos are in Las Vegas, which represented 45% of net revenues for the three months ended March 31, 2019.
We lease certain real property assets from VICI Properties Inc. and/or its subsidiaries (“VICI”).
Note 2 — Basis of Presentation and Principles of Consolidation
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated condensed financial statements of Caesars have been prepared under the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2019 fiscal year.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Balance Sheets that sum to amounts reported on the Statements of Cash Flows.

(In millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$1,395	$1,491
Restricted cash, current	119	115
Restricted cash, non-current	52	51
Total cash, cash equivalents, and restricted cash	$1,566	$1,657

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
We review our investments for VIE consideration if a reconsideration event occurs to determine if the investment continues to qualify as a VIE. If we determine an investment no longer qualifies as a VIE, a gain or loss may be recognized upon deconsolidation.
Consolidation of Korea Joint Venture
CEC has a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”). We determined that the Korea JV is a VIE and CEC is the primary beneficiary, and therefore, we consolidate the Korea JV into our financial statements.
Note 3 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification (“ASC”).
In 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all related amendments (see Note 7).
The following ASUs were not effective as of March 31, 2019:
Previously Disclosed
Collaborative Arrangements - ASU 2018-18: Amended guidance makes targeted improvements to GAAP for collaborative arrangements including: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and (iii) requiring that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively to the date of initial application of ASC 606. An entity may elect to apply the amendments in this ASU retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of ASC 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in ASC 606. We are currently assessing the effect the adoption of this standard will have on our financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Intangibles - Goodwill and Other - Internal-Use Software - ASU 2018-15: Amended guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Fair Value Measurement - ASU 2018-13: Amended guidance modifies fair value measurement disclosure requirements including (i) removing certain disclosure requirements such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) modifying certain disclosure requirements, and (iii) adding certain disclosure requirements such as changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Financial Instruments - Credit Losses - ASU 2016-13 (amended through April 2019): Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this ASU. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Note 4 — Property and Equipment

(In millions)	March 31, 2019	December 31, 2018
Land	$4,774	$4,871
Buildings, riverboats, and leasehold and land improvements	12,253	12,243
Furniture, fixtures, and equipment	1,621	1,563
Construction in progress	537	406
Total property and equipment	19,185	19,083
Less: accumulated depreciation	(3,263)	(3,038)
Total property and equipment, net	$15,922	$16,045

Our property and equipment is subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases. See Note 7 for further discussion of our leases.
Depreciation Expense and Capitalized Interest

	Three Months Ended March 31,
(In millions)	2019	2018
Depreciation expense	$229	$264
Capitalized interest	5	2

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2018	$342	$4,044	$2,635
Amortization	(18)	—	—
Other	—	—	2
Balance as of March 31, 2019	$324	$4,044	$2,637

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2019				December 31, 2018
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Trade names and trademarks	1.8	$14	$(4)	$10	$14	$(3)	$11
Customer relationships	4.2	1,071	(772)	299	1,071	(756)	315
Contract rights	5.8	3	(2)	1	3	(2)	1
Gaming rights and other	5.3	43	(29)	14	43	(28)	15
		$1,131	$(807)	324	$1,131	$(789)	342
Non-amortizing intangible assets
Trademarks				790			790
Gaming rights				1,594			1,592
Caesars Rewards				253			253
				2,637			2,635
Total intangible assets other than goodwill				$2,961			$2,977

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of the date shown:
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2019
Assets
Government bonds	$16	$—	$16	$—
Derivative instruments - interest rate swaps	1	—	1	—
Total assets at fair value	$17	$—	$17	$—
Liabilities
Derivative instruments - interest rate swaps	$38	$—	$38	$—
Derivative instruments - CEC Convertible Notes	486	—	486	—
Disputed claims liability	44	—	44	—
Total liabilities at fair value	$568	$—	$568	$—

December 31, 2018
Assets
Government bonds	$15	$—	$15	$—
Derivative instruments - interest rate swaps	6	—	6	—
Total assets at fair value	$21	$—	$21	$—
Liabilities
Derivative instruments - interest rate swaps	$22	$—	$22	$—
Derivative instruments - CEC Convertible Notes	324	—	324	—
Disputed claims liability	45	—	45	—
Total liabilities at fair value	$391	$—	$391	$—

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
CEC Convertible Notes - Derivative Liability
On October 6, 2017, CEC issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”) pursuant to the Indenture, dated as of October 6, 2017.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The CEC Convertible Notes are convertible at the option of holders into a number of shares of CEC common stock that is equal to approximately 0.139 shares of CEC common stock per $1.00 principal amount of CEC Convertible Notes, which is equal to an initial conversion price of $7.19 per share. If all the shares were issued on October 6, 2017, they would have represented approximately 17.9% of the shares of CEC common stock outstanding on a fully diluted basis. The holders of the CEC Convertible Notes can convert them at any time after issuance. CEC can convert the CEC Convertible Notes beginning in October 2020 if the last reported sale price of CEC common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. As of March 31, 2019, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock are issuable upon conversion of the CEC Convertible Notes, of which 151 million shares are net of amounts held by CEC. As of March 31, 2019, the remaining life of the CEC Convertible Notes is 5.5 years.
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the CEC Convertible Notes contain bifurcated derivative features and qualify for derivative accounting. In accordance with ASC 815, CEC has bifurcated the conversion features of the CEC Convertible Notes and recorded a derivative liability. The CEC Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the CEC Convertible Notes are carried on CEC’s Balance Sheet at fair value in Deferred credits and other liabilities. The derivative liability is marked-to-market each measurement period and the changes in fair value of a loss of $162 million and income of $160 million, respectively, were recorded as components of Other income/(loss) for the three months ended March 31, 2019 and 2018 in the Statements of Operations. The derivative liability associated with the CEC Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.
Valuation Methodology
The CEC Convertible Notes have a face value of $1.1 billion, a term of 7 years, and a coupon rate of 5%.
As of March 31, 2019 and December 31, 2018, we estimated the fair value of the CEC Convertible Notes using a market-based approach that incorporated the value of both the straight debt and conversion features of the notes. The valuation model incorporated actively traded prices of the CEC Convertible Notes as of the reporting date, the value of CEC’s equity into which these notes could convert, and assumptions regarding the incremental cost of borrowing for CEC. Since the key assumption used in the valuation model is the actively traded price of CEC Convertible Notes but the incremental cost of borrowing is an unobservable input, the fair value for the conversion features of the CEC Convertible Notes was classified as Level 2.
Key Assumptions as of March 31, 2019 and December 31, 2018:

•	Actively traded price of CEC Convertible Notes - $143.01 and $122.38, respectively

•	Incremental cost of borrowing - 6.0% and 7.0%, respectively
Interest Rate Swap Derivatives
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2019, we have entered into a total of ten interest rate swap agreements for notional amounts totaling $3.0 billion to fix the interest rate on variable rate debt. The interest rate swaps are designated as cash flow hedging instruments.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The major terms of the interest rate swap agreements as of March 31, 2019 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of March 31, 2019	Maturity Date
12/31/2018	250	2.274%	2.493%	12/31/2022
12/31/2018	200	2.828%	2.493%	12/31/2022
12/31/2018	600	2.739%	2.493%	12/31/2022
1/1/2019	250	2.153%	2.493%	12/31/2020
1/1/2019	250	2.196%	2.493%	12/31/2021
1/1/2019	400	2.788%	2.493%	12/31/2021
1/1/2019	200	2.828%	2.493%	12/31/2022
1/2/2019	250	2.172%	2.493%	12/31/2020
1/2/2019	200	2.731%	2.493%	12/31/2020
1/2/2019	400	2.707%	2.493%	12/31/2021

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
Financial Statement Impact
The effect of derivative instruments designated as hedging instruments on the Balance Sheet for amounts transferred into Accumulated other comprehensive income/(loss) (“AOCI”) before tax was a loss of $21 million and a gain of $5 million, respectively, during the three months ended March 31, 2019 and 2018. The effect of derivative instruments reclassified from AOCI to Interest expense on the Statements of Operations were immaterial and zero, respectively, for the three months ended March 31, 2019 and 2018. The estimated amount of existing losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $6 million.
Accumulated Other Comprehensive Income/(Loss)
The changes in AOCI by component, net of tax, for the three months ended March 31, 2019 and 2018 are shown below.

(In millions)	Unrealized Net Gains/(Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2017	$—	$9	$(3)	$6
Other comprehensive income before reclassifications	4	1	4	9
Total other comprehensive income, net of tax	4	1	4	9
Balances as of March 31, 2018	$4	$10	$1	$15

Balances as of December 31, 2018	$(13)	$(9)	$(2)	$(24)
Other comprehensive income/(loss) before reclassifications	(17)	2	2	(13)
Total other comprehensive income/(loss), net of tax	(17)	2	2	(13)
Balances as of March 31, 2019	$(30)	$(7)	$—	$(37)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Disputed Claims Liability
CEC and Caesars Entertainment Operating Company, Inc. (“CEOC”) deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to satisfy certain remaining unsecured claims (excluding debt claims) as they become allowed (see Note 8). We have estimated the fair value of the remaining liability of those claims. Based on the valuation methodology of the CEC Convertible Notes (see above), the fair value of the Disputed claims liability is classified as Level 2.
For the three months ended March 31, 2019 and 2018, the changes in fair value related to the disputed claims liability was a loss of $6 million and income of $10 million, respectively, which were recorded as components of Other income/(loss) in the Statements of Operations.
Note 7 — Leases
Adoption of New Lease Accounting Standard
In February 2016, the FASB issued a new standard related to leases, ASU 2016-02, Leases (Topic 842) (“ASC 842”). We adopted the standard effective January 1, 2019, using the retrospective approach applied as of the beginning of the period of adoption. The Company elected to utilize the transition guidance within the new standard that permits us to (i) continue to report under legacy lease accounting guidance for comparative periods consistent with previously issued financial statements; and (ii) carryforward our prior conclusions about lease identification, lease classification, and initial direct costs. The most significant effects of adopting the new standard relate to the recognition of right-of-use (“ROU”) assets and liabilities for leases classified as operating leases when the Company is the lessee in the arrangement. Adopting the new standard did not affect our accounting related to leases when the Company is the lessor in the arrangement.
We assess whether an arrangement is or contains a lease at the inception of the agreement. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term using our incremental borrowing rate, which is consistent with interest rates of similar financing arrangements based on the information available at the commencement date. The ROU assets were also adjusted to include any prepaid lease payments and reduced by any previously accrued lease liabilities. The terms of our leases used to determine the ROU asset and lease liability take into account options to extend when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Additionally, we have elected the short-term lease measurement and recognition exemption and do not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.
Effect of Adopting New Lease Standard - January 1, 2019 Balance Sheet

(In millions)	Prior to Adoption	Effect of Adoption	Post Adoption
Property and equipment, net (1)	$16,045	$(96)	$15,949
Deferred charges and other assets (2)(3)	383	465	848
Accrued expenses and other current liabilities (2)	1,217	30	1,247
Financing obligations (1)	10,057	(96)	9,961
Deferred credits and other liabilities (2)(3)	849	435	1,284

____________________

(1)
Non-operating land assets previously considered as failed sale-leaseback financing obligations were determined to qualify for sale-leaseback accounting under ASC 842 and are now recognized as operating lease liabilities with corresponding ROU assets.

(2)	Operating leases previously considered as off-balance sheet obligations are now recognized as operating lease liabilities with corresponding ROU assets.

(3)	Accruals associated with future obligations for leases not in use have been applied against the carrying amount of the ROU assets.
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in our operations from third parties. As of March 31, 2019, the remaining term of our operating leases ranged from 1 to 73 years with various automatic extensions. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following are additional details related to leases recorded on our Balance Sheet as of March 31, 2019:

(In millions)	Balance Sheet Classification	March 31, 2019
Assets
Operating lease ROU assets (1)	Deferred charges and other assets	$456
Liabilities
Current operating lease liabilities (1)	Accrued expenses and other current liabilities	27
Non-current operating lease liabilities (1)	Deferred credits and other liabilities	488

____________________

(1)	As noted above, we have elected the short-term lease measurement and recognition exemption and do not establish ROU assets or liabilities for operating leases with terms of 12 months or less.
Maturity of Lease Liabilities as of March 31, 2019

(In millions)	Operating Leases
Remaining 2019	$51
2020	66
2021	66
2022	60
2023	57
Thereafter	917
Total	1,217
Less: present value discount	(702)
Lease liability	$515

Lease Costs

(In millions)	Three Months Ended March 31, 2019
Operating lease expense	$17
Short-term lease expense	19
Variable lease expense	1
Total lease costs	$37

Other Information

(In millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14

Weighted-Average Details

March 31, 2019
Weighted-average remaining lease term (in years)	22.9
Weighted-average discount rate	6.91%

Finance Leases
We have finance leases for certain equipment. As of March 31, 2019, our finance leases had remaining lease terms of up to 4 years, some of which include options to extend the lease terms in one year increments. Our finance lease ROU assets and liabilities were immaterial to our Financial Statements as of March 31, 2019.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Failed Sale-Leaseback Financing Obligations
We lease certain real property assets from VICI (each a “Lease Agreement,” and, collectively, the “Lease Agreements”): (i) for Caesars Palace Las Vegas, (ii) for a portfolio of properties at various locations throughout the United States, (iii) for Harrah’s Joliet Hotel & Casino and (iv) for Harrah’s Las Vegas. The Lease Agreements provide for annual fixed rent (subject to escalation) of $773 million during the initial 15-year term, then rent consisting of both base rent and variable percentage rent elements, and have four five-year renewal options, subject to certain restrictions. The Lease Agreements include escalation provisions beginning in year two of the initial term and continuing through the renewal terms. The Lease Agreements also include provisions for contingent rental payments calculated, in part, based on increases or decreases of net revenue of the underlying lease properties, commencing in year eight of the initial term and continuing through the renewal terms.
The Lease Agreements were evaluated as sale-leasebacks of real estate. We determined that these transactions did not qualify for sale-leaseback accounting, and we have accounted for the transaction as a financing.
For these failed sale-leaseback transactions, we continue to reflect the real estate assets on our Balance Sheets in Property and equipment, net as if we were the legal owner, and we continue to recognize depreciation expense over their estimated useful lives. We do not recognize rent expense related to the Lease Agreements, but we have recorded a liability for the failed sale-leaseback obligations and the majority of the periodic lease payments are recognized as interest expense. In the initial periods, the majority of the cash payments are less than the interest expense recognized in the Statements of Operations, which causes the related failed sale-leaseback financing obligations to increase during the initial periods of the lease term.
Annual Estimated Failed Sale-Leaseback Financing Obligation Service Requirements as of March 31, 2019

	Remaining	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Financing obligations - principal	$14	$23	$26	$28	$33	$8,400	$8,524
Financing obligations - interest	576	777	788	799	814	25,618	29,372
Total financing obligation payments (1)	$590	$800	$814	$827	$847	$34,018	$37,896

____________________

(1)
Financing obligation principal and interest payments are estimated amounts based on the future minimum lease payments and certain estimates based on contingent rental payments. Actual payments may differ from the estimates.

Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended March 31, 2019, we recognized approximately $386 million in lease revenue related to lodging arrangements, which is included in Rooms revenue in the Statement of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statement of Operations, and during the three months ended March 31, 2019, we recognized approximately $15 million in lease revenue related to conventions.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third-party lessees at our properties. As of March 31, 2019, the remaining terms of these operating leases ranged from 1 to 86 years, some of which include options to extend the lease term for up to 5 years. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees.
Maturity of Lease Receivables as of March 31, 2019

(In millions)	Operating Leases
Remaining 2019	$60
2020	72
2021	63
2022	61
2023	56
Thereafter	820
Total	$1,132

Note 8 — Litigation, Contractual Commitments, and Contingent Liabilities
Litigation
Caesars is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Contractual Commitments
During the three months ended March 31, 2019, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2018.
Exit Cost Accruals
As of March 31, 2019 and December 31, 2018, exit costs were included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the accompanying Balance Sheets for accruals related to the following:

(In millions)	Accrual Obligation End Date	March 31, 2019	December 31, 2018
Future obligations under land lease agreements (1)(2)	December 2092	$—	$43
Iowa greyhound pari-mutuel racing fund	December 2021	24	33
Permanent closure of Alea Leeds (2)	January 2032	—	10
Unbundling of electric service provided by NV Energy	February 2024	56	58
Total		$80	$144
____________________

(1)	Associated with the abandonment of a construction project near the Mississippi Gulf Coast.

(2)
As a result of the adoption of ASC 842, as of January 1, 2019, accruals associated with future obligations for leases not in use have been applied against the carrying amount of the ROU assets. See Note 7.

NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service was completed in the first quarter of 2018 (the “Cease-Use Date”). As a result of our decision to exit, an order from the Public Utilities Commission of Nevada required that we pay an aggregate exit fee of $48 million. These fees are payable over three to six years at an aggregate present value of $33 million as of March 31, 2019 and were recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

For six years following the Cease-Use Date, we will also be required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of above-market renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. As of the effective date of the transition, total fees to be incurred were $31 million, which were accrued at its present value in the first quarter of 2018. As of March 31, 2019, $23 million was recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets. The amount will be adjusted in the future if actual fees incurred differ from our estimates.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports teams for advertising, marketing, promotional, and sponsorship opportunities. As of March 31, 2019, obligations related to these agreements were $172 million with commitments extending through 2034.
Golf Course Use Agreement
On October 6, 2017, certain golf course properties were sold to VICI and CEOC LLC entered into a golf course use agreement (the “Golf Course Use Agreement”) with VICI. An obligation of $144 million is recorded in Deferred credits and other liabilities as of March 31, 2019, which represents the amount in which the $10 million annual payment obligation under the Golf Course Use Agreement exceeds the fair value of services being received.
The obligation is being amortized using the effective interest method over the term of the Golf Course Use Agreement which continues through October 2052. The amortization of this obligation for both the three months ended March 31, 2019 and 2018 was $3 million and is reflected in Interest expense in our Statements of Operations.
Separation Agreement
On November 1, 2018, the Company announced that Mark P. Frissora, our President and Chief Executive Officer, will leave the Company. Subject to the terms of the separation agreement entered into between the Company and Mr. Frissora (as amended, the “Separation Agreement”), Mr. Frissora continued as President and Chief Executive Officer until his termination date of April 30, 2019 for purposes of continuity of leadership as the Company searched for a successor to Mr. Frissora. In connection with his Separation Agreement, upon his termination date, Mr. Frissora vested in all unvested equity and cash awards (with vesting of performance stock units and options remaining subject to achievement of applicable targets and options generally exercisable for two years after vesting). As a result of the separation, a total of $32 million of accelerated compensation was recognized, of which $10 million was recognized in the three months ended March 31, 2019 and an aggregate of $29 million was recognized as of March 31, 2019. The remainder was amortized in 2019 through his exit date of April 30, 2019.
Contingent Liabilities
Resolution of Disputed Claims
As previously disclosed in our 2018 Annual Report, CEOC and certain of its U.S. subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization on January 15, 2015 (the “Petition Date”). The Debtors emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). Prior to the Effective Date, CEOC’s financial statements included amounts classified as liabilities subject to compromise, which represented estimates of pre-petition obligations impacted by the Chapter 11 reorganization process. These amounts represented the Debtors’ then-current estimate of known or potential pre-petition obligations to be resolved in connection with CEOC’s emergence from bankruptcy.
Following the Effective Date, actions to enforce or otherwise affect repayment of liabilities preceding the Petition Date, as well as pending litigation against the Debtors related to such liabilities, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. CEOC LLC will continue the process of reconciling such claims to the amounts listed by the Debtors in their schedules of assets and liabilities, as amended. The amounts submitted by claimants that remain unresolved total approximately $514 million. We estimate the fair value of these claims to be $44 million as of March 31, 2019, which is based on management’s estimate of the claim amounts that the Bankruptcy Court will ultimately allow and the fair value of the underlying CEC common stock and CEC Convertible Notes held in escrow for the purpose of resolving those claims.
Pursuant to the Plan, CEC and CEOC deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to satisfy certain remaining unsecured claims (excluding debt claims) as they become allowed. As claims are resolved,

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
As of March 31, 2019, approximately $49 million in cash, 8 million shares of CEC common stock, and $32 million in principal value of CEC Convertible Notes remain in reserve for distribution to holders of disputed claims whose claims may ultimately become allowed in the escrow trust. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s Financial Statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Plan.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance. Our total estimated self-insurance liability was $175 million and $173 million, respectively, as of March 31, 2019 and December 31, 2018.
Note 9 — Debt

	March 31, 2019				December 31, 2018
(Dollars in millions)	Final Maturity	Rate(s) (1)	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (2)	$—	$—	$100
CRC Term Loan	2024	variable (3)	4,641	4,568	4,577
CEOC LLC Revolving Credit Facility	2022	variable (4)	—	—	—
CEOC LLC Term Loan	2024	variable (5)	1,481	1,480	1,483
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,083	1,083	1,083
CRC Notes	2025	5.25%	1,700	1,668	1,668
Special Improvement District Bonds	2037	4.30%	54	54	54
Total debt			8,959	8,853	8,965
Current portion of long-term debt			(64)	(64)	(164)
Long-term debt			$8,895	$8,789	$8,801

Unamortized discounts and deferred finance charges				$106	$110
Fair value			$8,810
____________________

(1)	Interest rate is fixed, except where noted.

(2)	London Interbank Offered Rate (“LIBOR”) plus 2.13%.

(3)	LIBOR plus 2.75%.

(4)	LIBOR plus 2.00%.

(5)	LIBOR plus 2.00%.
Annual Estimated Debt Service Requirements as of March 31, 2019

	Remaining	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Annual maturities of long-term debt	$48	$64	$64	$64	$64	$8,655	$8,959
Estimated interest payments	400	460	450	440	430	520	2,700
Total debt service obligation (1)	$448	$524	$514	$504	$494	$9,175	$11,659
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2019 and December 31, 2018 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months.
Borrowings under the revolving credit facilities are each subject to the provisions of the applicable credit facility agreements, which each have a contractual maturity of greater than one year. Amounts borrowed, if any, under the revolving credit facilities are intended to satisfy short-term liquidity needs and would be classified as current. As of March 31, 2019, $76 million of our revolving credit facilities were committed to outstanding letters of credit.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of March 31, 2019 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
Restrictive Covenants
The CRC Credit Agreement, CEOC LLC Credit Agreement, and the indentures related to the CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the ability of CRC and certain of its subsidiaries, and CEOC LLC and certain of its subsidiaries, respectively, to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions. The indenture related to the CEC Convertible Notes contains covenants including negative covenants, which, subject to certain exceptions, limit the Company’s ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets, and make acquisitions.
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
Note 10 — Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing the applicable income amounts by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed by dividing the applicable income amounts by the sum of weighted-average number of shares of common stock outstanding and dilutive potential common stock.
For a period in which Caesars generated a net loss, the weighted-average basic shares outstanding was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.
Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Net loss attributable to Caesars	$(217)	$(34)
Weighted-average common shares outstanding	670	697
Basic and diluted loss per share	$(0.32)	$(0.05)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended March 31,
(In millions)	2019	2018
Stock-based compensation awards	23	25
CEC Convertible Notes	151	150
Total anti-dilutive common stock	174	175

Note 11 — Revenue Recognition
Receivables

(In millions)	March 31, 2019	December 31, 2018
Casino	$161	$188
Food and beverage and rooms (1)	84	62
Entertainment and other	93	77
Contract receivables, net	338	327
Real estate leases	11	15
Other	100	115
Receivables, net	$449	$457

____________________

(1)
As a result of the adoption of ASC 842, as of January 1, 2019, revenue generated from the lease components of lodging arrangements and conventions as well as their associated receivables are no longer considered contract revenue or contract receivables under ASC 606, Revenue from Contracts with Customers. A portion of this balance relates to lease receivables under ASC 842. See Note 7 for further details.

Contract Liabilities

(In millions)	Caesars Rewards	Customer Advance Deposits	Total
Balance as of December 31, 2018 (1)	$66	$83	$149
Amount recognized during the period (2)	(32)	(152)	(184)
Amount accrued during the period	33	168	201
Balance as of March 31, 2019 (3)	$67	$99	$166

____________________

(1)	$5 million included within Deferred credits and other liabilities as of December 31, 2018.

(2)	Includes $15 million for Caesars Rewards and $51 million for Customer Advances recognized from the December 31, 2018 Contract liability balances.

(3)
$5 million included within Deferred credits and other liabilities as of March 31, 2019. Includes lodging arrangement and convention contract liabilities accounted for under ASC 842. See Note 7 for further details.

Note 12 — Stock-Based Compensation
We maintain long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, based on CEC common stock (NASDAQ symbol “CZR”), including time-based and performance-based stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based stock units (“MSUs”), restricted stock awards, stock grants, or a combination of awards. Forfeitures are recognized in the period in which they occur.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2017 Performance Incentive Plan (“2017 PIP”)
In March 2019, the Company granted approximately 953 thousand PSUs that are scheduled to vest in three equal tranches over a three-year period. On each vesting date, recipients will receive between 0% and 200% of the granted PSUs in the form of CEC common stock based on the achievement of specified performance and service conditions. Based on the terms and conditions of the awards, the fair value of the PSUs was initially set equal to the quoted market price of our common stock on the date of grant. The grant date fair value is reassessed at each reporting date to reflect the market price of our common stock until a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved.
Also in March 2019, the Company granted approximately 657 thousand MSUs that are scheduled to cliff vest in three years. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of CEC common stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.
Composition of Stock-Based Compensation Expense

	Three Months Ended March 31,
(In millions)	2019	2018
Corporate expense	$16	$13
Property, general, administrative, and other	5	5
Total stock-based compensation expense	$21	$18

Outstanding at End of Period

	March 31, 2019		December 31, 2018
	Quantity	Wtd Avg (1)	Quantity	Wtd Avg (1)
Stock options (2)	8,330,297	$10.63	8,360,365	$10.63
Restricted stock units (3)	16,204,046	11.17	13,455,092	11.51
Performance stock units (4)	2,417,300	8.69	1,466,183	6.79
Market-based stock units (5)	657,207	12.63	—	—
____________________

(1)
Represents weighted average exercise price for stock options, weighted average grant date fair value for RSUs, the price of CEC common stock as of the balance sheet date until a grant date is achieved for PSUs and the fair value of the MSUs determined using the Monte-Carlo simulation model.

(2)	During the three months ended March 31, 2019, there were no grants of stock options and no stock options were exercised.

(3)	During the three months ended March 31, 2019, 4.7 million RSUs were granted under the 2017 PIP and 1.8 million RSUs vested.

(4)	During the three months ended March 31, 2019, 953 thousand PSUs were granted under the 2017 PIP and no PSUs vested.

(5)	During the three months ended March 31, 2019, 657 thousand MSUs were granted under the 2017 PIP and no MSUs vested.
Note 13 — Income Taxes
Income Tax Allocation

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Loss before income taxes	$(247)	$(21)
Income tax benefit/(provision)	$29	$(13)
Effective tax rate	11.7%	(61.9)%

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
The income tax benefit for the three months ended March 31, 2019 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted, nondeductible expenses, and state deferred tax expense from the election to treat one of CEOC LLC’s subsidiaries as a corporation for federal and state income tax purposes. This election was effective January 1, 2019. The income tax provision related to the loss before income taxes for the three months ended March 31, 2018 differed from the expected federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted and nondeductible expenses.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 14 — Related Party Transactions

	Three Months Ended March 31,
(In millions)	2019	2018
Transactions with Horseshoe Baltimore
Management fees	$2	$3
Allocated expenses	1	1

Transactions with Horseshoe Baltimore
As of March 31, 2019, our investment in Horseshoe Baltimore is 41.5% and is held as an equity method investment and considered to be a related party. These related party transactions include items such as casino management fees and the allocation of other general corporate expenses. A summary of the transactions with Horseshoe Baltimore is provided in the table above.
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities.
As of March 31, 2019 and December 31, 2018, Due from affiliates, net was $5 million and $6 million, respectively, and represented transactions with Horseshoe Baltimore.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Statements of Operations - By Segment

	Three Months Ended March 31, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$274	$744	$65	$—	$1,083
Food and beverage (1)	255	137	6	—	398
Rooms (1)	299	86	1	—	386
Management fees	—	—	15	—	15
Reimbursed management costs	—	1	51	—	52
Entertainment and other	94	40	11	—	145
Total contract revenues	922	1,008	149	—	2,079
Real estate leases (2)	33	2	—	—	35
Other revenues	—	—	1	—	1
Net revenues	$955	$1,010	$150	$—	$2,115

Depreciation and amortization	$128	$103	$16	$—	$247
Income/(loss) from operations	226	116	(102)	—	240
Interest expense	(83)	(143)	(123)	—	(349)
Other loss (3)	—	—	(138)	—	(138)
Income tax benefit (4)	—	—	29	—	29

	Three Months Ended March 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$257	$663	$63	$—	$983
Food and beverage	242	134	7	—	383
Rooms	280	86	1	—	367
Management fees	—	1	16	(2)	15
Reimbursed management costs	—	1	51	—	52
Entertainment and other	92	39	7	(1)	137
Total contract revenues	871	924	145	(3)	1,937
Other revenues	32	2	1	—	35
Net revenues (5)	$903	$926	$146	$(3)	$1,972

Depreciation and amortization	$142	$121	$17	$—	$280
Income/(loss) from operations	148	86	(109)	—	125
Interest expense	(78)	(138)	(114)	—	(330)
Other income (3)	2	2	180	—	184
Income tax provision (4)	—	—	(13)	—	(13)

____________________

(1)
As a result of the adoption of ASC 842, as of January 1, 2019, revenue generated from the lease components of lodging arrangements and conventions are no longer considered contract revenue under ASC 606, Revenue from Contracts with Customers. A portion of these balances relate to lease revenues under ASC 842. See Note 7 for further details.

(2)	Real estate leases revenue includes $14 million of variable rental income.

(3)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(4)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.

(5)	Certain prior year amounts have been reclassified to conform to the current year presentation of our reportable segments.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Adjusted EBITDA - By Segment
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

	Three Months Ended March 31, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$143	$(26)	$(334)	$—	$(217)
Net loss attributable to noncontrolling interests	—	(1)	—	—	(1)
Income tax benefit (1)	—	—	(29)	—	(29)
Other loss (2)	—	—	138	—	138
Interest expense	83	143	123	—	349
Depreciation and amortization	128	103	16	—	247
Other operating costs (3)	3	12	14	—	29
Stock-based compensation expense	2	2	17	—	21
Other items (4)	1	—	24	—	25
Adjusted EBITDA	$360	$233	$(31)	$—	$562

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$72	$(50)	$(56)	$—	$(34)
Income tax provision (1)	—	—	13	—	13
Other income (2)	(2)	(2)	(180)	—	(184)
Interest expense	78	138	114	—	330
Depreciation and amortization	142	121	17	—	280
Other operating costs (3)	28	6	32	—	66
Stock-based compensation expense	2	2	14	—	18
Other items (4)	1	1	27	—	29
Adjusted EBITDA	$321	$216	$(19)	$—	$518
____________________

(1)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.

(2)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(3)
Amounts primarily represent costs incurred in connection with development activities and reorganization activities, and/or recoveries associated with such items, including acquisition and integration costs, contract exit fees including exiting the fully bundled sales system of NV Energy for electric service at our Nevada properties, lease termination costs, weather related property closure costs, severance costs, gains and losses on asset sales, demolition costs primarily at our Las Vegas properties for renovations, and project opening costs.

(4)
Amounts include other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses and transformation expenses, severance and relocation costs, litigation awards and settlements, and permit remediation costs.

Condensed Balance Sheets - By Segment

	March 31, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,978	$8,690	$6,496	$(3,128)	$26,036
Total liabilities	5,771	5,735	11,416	(8)	22,914

	December 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,987	$8,565	$6,046	$(2,823)	$25,775
Total liabilities	5,730	5,143	11,267	297	22,437

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Comprehensive Loss as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to Consolidated Condensed Financial Statements included in Item 1, “Unaudited Financial Statements.”
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three months ended March 31, 2019 and 2018 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2018 Annual Report.
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
Adoption of New Lease Accounting Standard
On January 1, 2019, we adopted the new accounting standard Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all related amendments. See Note 7 for additional information and details on the effects of adopting the new standard.
Failed Sale-Leaseback Financing Obligations
As previously disclosed in our 2018 Annual Report, our leases with VICI Properties Inc. and/or its subsidiaries (collectively, “VICI”) were evaluated as a sale-leaseback of real estate, and we determined that these transactions did not qualify for sale-leaseback accounting. The amount recognized for depreciation expense and interest expense substantially exceeds our periodic rental payments for most of our leases with VICI as a result of the majority of the failed sale-leaseback obligations being initially recognized at an amount equal to the fair value of the leased properties when one of our subsidiaries emerged from bankruptcy. The table below presents the activity for the periods.

	Three Months Ended March 31,
(In millions)	2019	2018
Depreciation expense	$111	$122
Interest expense	224	215
Rental payments (1)	155	174
____________________

(1)
Reflects cash paid for interest and principal related to our failed sale-leaseback financing obligations. An additional $74 million and $43 million, respectively, was accrued, but not paid, during the three months ended March 31, 2019 and 2018.

Discussion of Operating Results

Analysis of Key Drivers of Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of performance.
Consolidated Operating Results

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%
Net revenues	$2,115	$1,972	$143	7.3%
Income from operations	240	125	115	92.0%
Interest expense	(349)	(330)	(19)	(5.8)%
Other income/(loss)	(138)	184	(322)	*
Net loss	(218)	(34)	(184)	*
Net loss attributable to Caesars	(217)	(34)	(183)	*
Adjusted EBITDA (1)	562	518	44	8.5%
Operating margin (2)	11.3%	6.3%	—	5.0 pts
____________________

*	Not meaningful.

(1)	See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this MD&A for a reconciliation of Adjusted EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.
Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues, rooms revenues, and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly affects our gaming volumes. Our food and beverage revenues are generated primarily from our buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service. Our other revenues are generated primarily from third-party real estate leasing arrangements at our properties, revenue from company-operated retail stores, revenue from parking, revenue from our entertainment venues and The High Roller observation wheel and revenue earned from our casino management service fees and reimbursed management costs charged to third parties.
Net Revenues - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%
Casino	$1,083	$983	$100	10.2%
Food and beverage	398	383	15	3.9%
Rooms	386	367	19	5.2%
Other revenue	181	172	9	5.2%
Management fees	15	15	—	—%
Reimbursed management costs	52	52	—	—%
Net revenues	$2,115	$1,972	$143	7.3%
Complimentaries
As part of our normal business operations, we often provide lodging, transportation, food and beverage, entertainment and other goods and services to our customers at no additional charge. Alternatively, Caesars Rewards (our customer loyalty program) Reward Credits can be redeemed for these services. Both are considered complimentaries. Such complimentaries are provided in conjunction with other revenue-earning activities and are generally provided to encourage additional customer spending on those activities. The table below represents the amounts recorded within net revenues above relating to these complimentaries.

Retail Value of Complimentaries

	Three Months Ended March 31,
(In millions)	2019	2018
Food and beverage	$149	$149
Rooms	114	108
Other	25	15
Total complimentaries	$288	$272
Net Revenues - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%
Las Vegas	$955	$903	$52	5.8%
Other U.S.	1,010	926	84	9.1%
All Other	150	143	7	4.9%
Net revenues	$2,115	$1,972	$143	7.3%

Cash ADR (1)
Three Months Ended March 31, 2019 versus 2018
____________________

(1)	Cash average daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied.
Three Months Ended March 31, 2019 vs. 2018
Net revenue increased $143 million, or 7.3%, in 2019 compared with 2018 primarily due to the following:

•
Casino revenues increased $100 million in 2019 compared with 2018 primarily due to the acquisition of Centaur Holdings, LLC (“Centaur”) which was acquired in July 2018 and contributed $117 million in the Other U.S. segment. This increase was partially offset by a decrease of $36 million in the Other U.S. segment primarily due to a decrease in gaming volume as a result of increased competition in Atlantic City and inclement weather across some of our properties, which resulted in prolonged closures at certain properties. Our Las Vegas segment increased $17 million as a result of favorable hold and improved slot volumes.

•	Rooms revenues increased $19 million in 2019 compared with 2018 primarily due to an increase in occupancy rates and resort fee revenue in the Las Vegas region.

•	Food and beverage revenues increased $15 million in 2019 compared with 2018 primarily due to increased revenues from food and beverage outlets in the Las Vegas region.

Analysis of Key Drivers of Income from Operations Performance
Income from Operations by Category - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%
Net revenues	$2,115	$1,972	$143	7.3%
Operating expenses
Casino	618	562	(56)	(10.0)%
Food and beverage	269	264	(5)	(1.9)%
Rooms	117	114	(3)	(2.6)%
Property, general, administrative, and other	460	427	(33)	(7.7)%
Reimbursable management costs	52	52	—	—%
Depreciation and amortization	247	280	33	11.8%
Corporate expense	83	82	(1)	(1.2)%
Other operating costs	29	66	37	56.1%
Total operating expenses	1,875	1,847	(28)	(1.5)%
Income from operations	$240	$125	$115	92.0%
Income from Operations - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%
Las Vegas	$226	$148	$78	52.7%
Other U.S.	116	86	30	34.9%
All Other	(102)	(109)	7	6.4%
Income from operations	$240	$125	$115	92.0%
Three Months Ended March 31, 2019 vs. 2018
Income from operations increased $115 million, or 92.0%, in 2019 compared with 2018 primarily due to the following:

•	Net revenues increased $143 million in 2019 compared with 2018 as explained above.

•
This increase was offset by an increase in operating expenses of $28 million in 2019 compared with 2018 primarily due to the acquisition of Centaur which contributed $96 million to the increase. In addition to the effect of Centaur, operating expenses decreased $68 million primarily due to the following:

◦
Depreciation and amortization decreased $44 million primarily as a result of assets that incurred depreciation in the first quarter of 2018 which were fully depreciated before the first quarter of 2019 as well as lower accelerated depreciation in 2019 compared with 2018 due to the removal and replacement of certain assets in connection with ongoing property renovation projects in the prior year.

◦
Other operating costs decreased $38 million primarily as a result of higher nonrecurring charges in the prior year related to additional exit fees of $27 million recognized for the termination of NV Energy utility contracts and $20 million in lease termination costs, partially offset by an increase in professional service costs of $6 million.

◦
These decreases were partially offset by an increase of $12 million primarily driven by higher costs in support of our technology infrastructure and expenses related to our sports partnerships (see Note 8). These costs are included in Property, general, administrative, and other in 2019.

Other Factors Affecting Net Loss
Other Factors Affecting Net Loss - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%
Interest expense	$(349)	$(330)	$(19)	(5.8)%
Other income/(loss)	(138)	184	(322)	*
Income tax benefit/(provision)	29	(13)	42	*
Interest Expense

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%
Failed sale-leasebacks	$224	$215	$(9)	(4.2)%
CEOC LLC Term Loan	18	16	(2)	(12.5)%
Golf Course Use Agreement	3	3	—	—%
CRC Term Loan	61	51	(10)	(19.6)%
CRC Notes	22	24	2	8.3%
CEC Convertible Notes	14	14	—	—%
Other interest expense	7	7	—	—%
Total interest expense	$349	$330	$(19)	(5.8)%
Interest expense increased $19 million, or 5.8%, for the three months ended March 31, 2019 compared with the same period in 2018 primarily due to the following:

•
Failed sale-leaseback interest expense increased $9 million primarily as a result of the failed sale-leaseback financing obligations established for Octavius Tower at Caesars Palace and Harrah’s Philadelphia Casino and Racetrack, which were sold to VICI in the second half of 2018.

•	CRC Term Loan interest expense increased $10 million as a result of an increase in the floating London Interbank Offered Rate (“LIBOR”).
Other Income/(Loss)
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
For the three months ended March 31, 2019, other loss primarily relates to a loss of $162 million due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a loss of $6 million due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims. These losses were partially offset by other income of $16 million in insurance claim recoveries associated with our emergence from bankruptcy and dividend and interest income of $4 million.
Income Tax Benefit/(Provision)
For the three months ended March 31, 2019 and 2018, the income tax benefit/(provision) was a benefit of $29 million and a provision of $13 million, respectively. The income tax benefit for the three months ended March 31, 2019 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted, nondeductible expenses and state deferred tax expense from the election to treat one of our subsidiaries as a corporation for federal and state income tax purposes. This election was effective January 1, 2019. The income tax provision related to the loss before income taxes for the three months ended March 31, 2018 differed from the expected federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted and nondeductible expenses. See Note 13 for additional information.

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
Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2019	2018
Net loss attributable to Caesars	$(217)	$(34)
Net loss attributable to noncontrolling interests	(1)	—
Income tax (benefit)/provision	(29)	13
Other (income)/loss (1)	138	(184)
Interest expense	349	330
Depreciation and amortization	247	280
Other operating costs (2)	29	66
Stock-based compensation expense	21	18
Other items (3)	25	29
Adjusted EBITDA	$562	$518
____________________

(1)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(2)
Amounts primarily represent costs incurred in connection with development activities and reorganization activities, and/or recoveries associated with such items, including acquisition and integration costs, contract exit fees including exiting the fully bundled sales system of NV Energy for electric service at our Nevada properties, lease termination costs, weather related property closure costs, severance costs, gains and losses on asset sales, demolition costs primarily at our Las Vegas properties for renovations, and project opening costs.

(3)
Amounts include other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses and transformation expenses, severance and relocation costs, litigation awards and settlements, and permit remediation costs.

Segment Adjusted EBITDA (1)

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%
Las Vegas	$360	$321	$39	12.1%
Other U.S.	233	216	17	7.9%
All Other	(31)	(19)	(12)	(63.2)%
Adjusted EBITDA	$562	$518	$44	8.5%
____________________

(1)	See reconciliation of Net income/(loss) attributable to Caesars to Adjusted EBITDA by segment in Note 15.

Liquidity and Capital Resources

Liquidity Discussion and Analysis
CEC has no requirement to fund the operations of its subsidiaries Caesars Resort Collection, LLC (“CRC”), CEOC, LLC (“CEOC LLC”), or their subsidiaries; however, the payment of all monetary obligations under CEOC LLC’s leases with VICI is guaranteed by CEC. CEC cash outflows are primarily used for corporate development opportunities, other corporate-level activity and litigation. In addition, because CEC has no operations of its own and due to the restrictions under its subsidiaries’ lending arrangements, CEC has limited ability to raise additional capital.
Cash and cash equivalents as of March 31, 2019, as shown in the table below, includes amounts held by CRC and CEOC LLC, which are not readily available to CEC. Other includes $384 million in cash at CEC (the parent holding company), $138 million related to insurance captives, and $68 million related to the casino resort project in Incheon, South Korea (see Note 2).
Summary of Cash and Revolver Capacity

	March 31, 2019
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$328	$392	$675	$1,395
Revolver capacity	1,000	200	—	1,200
Revolver capacity committed to letters of credit	(37)	(39)	—	(76)
Total	$1,291	$553	$675	$2,519
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
During the three months ended March 31, 2019, our operating activities yielded consolidated operating cash inflows of $255 million, which is an increase of $233 million from the three months ended March 31, 2018 primarily due favorable changes in working capital. We believe that our cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations and our total estimated financing activities during the next 12 months. However, if needed, our existing cash and cash equivalents and availability under our revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments.
During the three months ended March 31, 2019, we paid $231 million in interest, which includes $79 million of interest associated with our debt and $152 million of interest related to our financing obligations and the Golf Course Use Agreement. Our capital expenditures were $218 million during the three months ended March 31, 2019 in support of our ongoing property renovations, see Capital Spending and Development section below.
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
Debt and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $9.0 billion in face value of debt outstanding and $10.0 billion of failed sale-leaseback financing obligations as of March 31, 2019. As a result, a significant portion of our liquidity needs are for debt service, including significant interest and principal payments associated with our financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $448 million for the remainder of 2019 and $11.2 billion thereafter to maturity and our estimated financing obligations are $590 million for the remainder of 2019 and $37.3 billion thereafter to maturity.
Financing Activities as of March 31, 2019

	Remaining	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Annual maturities of long-term debt	$48	$64	$64	$64	$64	$8,655	$8,959
Estimated interest payments	400	460	450	440	430	520	2,700
Total debt service payments (1)	448	524	514	504	494	9,175	11,659
Financing obligations - principal	14	23	26	28	33	8,400	8,524
Financing obligations - interest	576	777	788	799	814	25,618	29,372
Total financing obligation payments (2)	590	800	814	827	847	34,018	37,896
Total financing activities	$1,038	$1,324	$1,328	$1,331	$1,341	$43,193	$49,555
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

For our amended leases with VICI, we assume the renewals are probable and include renewal commitments in the estimated financing obligations in the table above. In addition, the future lease payment amounts included in the table above represent the contractual lease payments adjusted for estimated escalations, as determined by the underlying lease agreements. The estimates are based on the terms and conditions known at the inception of the leases, as amended. However, a portion of the actual payments will be determined in the period in which they are due, and therefore, actual lease payments may differ from our estimates.
As described in Note 2 to our financial statements, we are party to a joint venture referred to as the Korea JV that we consolidate into our financial statements. The purpose of the Korea JV is to develop, acquire, own and operate a resort casino in Incheon, South Korea. To finance construction of the project, the Korea JV intends to incur debt in the amount of $575 million to $675 million to supplement the equity capital being contributed by us and our joint venture partner. This debt will, when incurred, be included on our Balance Sheets, but will have no associated net income impact until the project is completed.
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

Summary of Consolidated Capital Expenditures

	Three Months Ended March 31,		Increase/ (Decrease)
(In millions)	2019	2018
Maintenance (1)	$153	$74	$79
Development (2)	65	11	54
Total capital expenditures	$218	$85	$133

Included in capital expenditures:
Capitalized payroll costs	$8	$2
Capitalized interest	5	2
____________________

(1)	Maintenance capital expenditures include room renovations as well as information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.

(2)	Development capital expenditures include projects such as CAESARS FORUM, the casino resort project in Incheon, South Korea, and Centaur integration costs.
For the three months ended March 31, 2019, capital expenditures were primarily related to development of a casino resort project in Incheon, South Korea and a new convention center in Las Vegas (“CAESARS FORUM”).
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
Under our lease agreements with VICI, we are required to spend certain minimum amounts on capital expenditures.
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
We are considering divestiture opportunities of non-strategic assets and properties. If a sale completion is more likely than not to occur, to the extent expected proceeds are below our carrying value, we may recognize impairments which may be material.
Related Party Transactions
For a description of the nature and extent of related party transactions, see Note 14.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in MD&A of the 2018 Annual Report. There have been no changes to these policies during the three months ended March 31, 2019.
Recently Issued Accounting Standards
See Note 3 for discussions of the adoption and potential effects of recently issued accounting standards.

Contractual Obligations and Commitments
Material changes to our aggregate indebtedness, if any, are described in Note 9.
Except as described in Note 8, as of March 31, 2019, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2018 Annual Report.

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

•
foreign regulatory policies, particularly in mainland China or other countries in which our customers reside or where we have operations, including restrictions on foreign currency exchange or importation of currency, and the judicial enforcement of gaming debts;

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

•	fluctuations in energy prices;

•	work stoppages and other labor problems;

•	our ability to collect on credit extended to our customers;

•	the effects of environmental and structural building conditions relating to our properties and our exposure to environmental liability, including as a result of unknown environmental contamination;

•	a disruption, failure, or breach of our network, information systems, or other technology, or those of our vendors, on which we are dependent;

•	risks and costs associated with protecting the integrity and security of internal, employee, and customer data;

•	access to insurance for our assets on reasonable terms;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” in our 2018 Annual Report.
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
Of our $9.0 billion face value of debt, as of March 31, 2019, we have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt, and $3.1 billion of debt remains subject to variable interest rates for the term of the agreement. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We do not purchase or hold any derivative financial instruments for trading purposes. See Note 6 for additional information.
There have been no other material changes to our market risk in 2019. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2018 Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CFO, in his role as the principal financial officer and in performing the functions of the principal executive officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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
There have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following supplements our risk factor set forth in our 2018 Annual Report entitled “We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.” This supplemental risk factor specifically updates our discussion of foreign enforcement of gaming debts.
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
In addition, in November 2017, the Chinese government adopted new rules to control the cross-border transportation of cash and bearer negotiable instruments, specifically to reduce the international transfer of cash in connection with activities that are illegal in China, including gambling. The Chinese government has recently taken steps to prohibit the transfer of cash for the payment of gaming debts. These developments may have the effect of reducing the collectability of gaming debts of players from China. It is unclear whether these and other measures will continue to be in effect or become more restrictive in the future. These and any future foreign currency control policy developments that may be implemented by foreign jurisdictions could significantly impact our business, financial condition and results of operations.
For a discussion of additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On April 29, 2019, the Company approved an amendment (the “Amendment”) to that certain employment agreement, dated November 20, 2014, as amended, by and between Caesars Entertainment Services, LLC (“CES”) and Eric Hession (the “Employment Agreement”). The Amendment provides that in the event that CES notifies Mr. Hession that the Employment

Agreement will not be renewed, Mr. Hession will be entitled to receive the same severance benefits that he would be entitled to receive upon a termination of his employment without Cause, for Good Reason or due to his Disability, as such terms are defined in the Employment Agreement.
The foregoing summary is qualified in its entirety by reference to the full text of the Amendment, which is attached hereto as Exhibit 10.4 and incorporated by reference herein.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Bylaws of Caesars Entertainment Corporation, dated March 28, 2019.	X				5/1/2019

†10.1	Employment Agreement, by and between Caesars Enterprise Services, LLC and Anthony P. Rodio, dated as of April 15, 2019.	__	8-K	—	10.1	4/16/2019

†10.2	Employment Agreement dated January 18, 2016 between Caesars Enterprise Services, LLC and Les Ottolenghi.	__	10-K/A	12/31/2018	10.118	4/26/2019

†10.3	Amendment No. 1 to Employment Agreement dated January 18, 2016 between Caesars Enterprise Services, LLC and Les Ottolenghi, effective as of March 8, 2017.	__	10-K/A	12/31/2018	10.119	4/26/2019

†10.4	Amendment No. 2 to Employment Agreement, effective as of April 29, 2019, by and between Caesars Enterprise Services, LLC and Eric Hession.	X				5/1/2019

31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X				5/1/2019

*32.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X				5/1/2019

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 1, 2019	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer