Form 10-Q
period 2019-06-30
CAESARS ENTERTAINMENT Corp
filed 2019-08-06
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File No. 001-10410
 _________________________
CAESARS ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)
 _________________________

Delaware	62-1411755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Caesars Palace Drive
Las Vegas, Nevada 89109
(Address of principal executive offices, including zip code)
(702) 407-6000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
 _________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	CZR	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common stock, $0.01 par value	677,767,020

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents ($14 and $14 attributable to our VIEs)	$1,520	$1,491
Restricted cash	120	115
Receivables, net	476	457
Due from affiliates, net	4	6
Prepayments and other current assets ($6 and $6 attributable to our VIEs)	247	155
Inventories	36	41
Total current assets	2,403	2,265
Property and equipment, net ($181 and $137 attributable to our VIEs)	15,892	16,045
Goodwill	4,039	4,044
Intangible assets other than goodwill	2,880	2,977
Restricted cash	61	51
Deferred income taxes	10	10
Deferred charges and other assets ($31 and $35 attributable to our VIEs)	851	383
Total assets	$26,136	$25,775

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($84 and $41 attributable to our VIEs)	$416	$399
Accrued expenses and other current liabilities ($2 and $1 attributable to our VIEs)	1,309	1,217
Interest payable	100	56
Contract liabilities	184	144
Current portion of financing obligations	22	20
Current portion of long-term debt	64	164
Total current liabilities	2,095	2,000
Financing obligations	10,017	10,057
Long-term debt	8,776	8,801
Deferred income taxes	621	730
Deferred credits and other liabilities ($9 and $5 attributable to our VIEs)	1,819	849
Total liabilities	23,328	22,437
Commitments and contingencies (Note 8)
Stockholders’ equity
Caesars stockholders’ equity	2,725	3,250
Noncontrolling interests	83	88
Total stockholders’ equity	2,808	3,338
Total liabilities and stockholders’ equity	$26,136	$25,775

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues
Casino	$1,126	$1,062	$2,209	$2,045
Food and beverage	407	391	805	774
Rooms	407	388	793	755
Other revenue	213	215	394	387
Management fees	15	15	30	30
Reimbursed management costs	54	48	106	100
Net revenues	2,222	2,119	4,337	4,091
Operating expenses
Direct
Casino	633	565	1,251	1,127
Food and beverage	281	271	550	535
Rooms	122	120	239	234
Property, general, administrative, and other	467	456	927	883
Reimbursable management costs	54	48	106	100
Depreciation and amortization	241	268	488	548
Impairment of intangible assets	50	—	50	—
Corporate expense	81	76	164	158
Other operating costs	24	33	53	99
Total operating expenses	1,953	1,837	3,828	3,684
Income from operations	269	282	509	407
Interest expense	(343)	(334)	(692)	(664)
Other income/(loss)	(301)	45	(439)	229
Loss before income taxes	(375)	(7)	(622)	(28)
Income tax benefit	60	36	89	23
Net income/(loss)	(315)	29	(533)	(5)
Net loss attributable to noncontrolling interests	—	—	1	—
Net income/(loss) attributable to Caesars	$(315)	$29	$(532)	$(5)

Earnings/(loss) per share - basic and diluted
Basic and diluted earnings/(loss) per share	$(0.47)	$0.04	$(0.79)	$(0.01)
Weighted-average common shares outstanding - basic	673	698	672	697
Weighted-average common shares outstanding - diluted	673	702	672	697

Comprehensive income/(loss)
Foreign currency translation adjustments	$(5)	$(22)	$(5)	$(19)
Change in fair market value of interest rate swaps, net of tax	(35)	9	(52)	13
Other	—	—	2	1
Other comprehensive loss, net of income taxes	(40)	(13)	(55)	(5)
Comprehensive income/(loss)	(355)	16	(588)	(10)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	—	5	2	3
Comprehensive loss attributable to noncontrolling interests	—	5	3	3
Comprehensive income/(loss) attributable to Caesars	$(355)	$21	$(585)	$(7)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Caesars Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2018	$7	$(485)	$14,124	$(10,372)	$(24)	$3,250	$88	$3,338
Net loss	—	—	—	(217)	—	(217)	(1)	(218)
Stock-based compensation	—	(5)	21	—	—	16	—	16
Other comprehensive loss, net of tax	—	—	—	—	(13)	(13)	(2)	(15)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(2)	(2)
Other	—	3	—	—	—	3	—	3
Balance as of March 31, 2019	7	(487)	14,145	(10,589)	(37)	3,039	83	3,122
Net loss	—	—	—	(315)	—	(315)	—	(315)
Stock-based compensation	—	(10)	51	—	—	41	—	41
Other comprehensive loss, net of tax	—	—	—	—	(40)	(40)	—	(40)
Balance as of June 30, 2019	$7	$(497)	$14,196	$(10,904)	$(77)	$2,725	$83	$2,808

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2017	$7	$(152)	$14,040	$(10,675)	$6	$3,226	$71	$3,297
Net loss	—	—	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	(12)	22	—	—	10	—	10
Other comprehensive income, net of tax	—	—	—	—	9	9	—	9
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	21	21
Other	—	(1)	—	—	—	(1)	—	(1)
Balance as of March 31, 2018	7	(165)	14,062	(10,709)	15	3,210	92	3,302
Net income	—	—	—	29	—	29	—	29
Stock-based compensation	—	—	21	—	—	21	—	21
Repurchase of common stock	—	(31)	—	—	—	(31)	—	(31)
Other comprehensive loss, net of tax	—	—	—	—	(11)	(11)	(3)	(14)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(2)	(2)
Other	—	1	—	—	—	1	—	1
Balance as of June 30, 2018	$7	$(195)	$14,083	$(10,680)	$4	$3,219	$87	$3,306

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows provided by operating activities	$613	$404
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(434)	(215)
Proceeds from the sale and maturity of investments	7	28
Payments to acquire investments	(9)	(16)
Other	4	—
Cash flows used in investing activities	(432)	(203)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	—	467
Debt issuance costs and fees	—	(5)
Repayments of long-term debt and revolving credit facilities	(133)	(500)
Proceeds from the issuance of common stock	27	4
Repurchase of common stock	—	(31)
Taxes paid related to net share settlement of equity awards	(15)	(12)
Financing obligation payments	(10)	(5)
Contributions from noncontrolling interest owners	—	20
Distributions to noncontrolling interest owners	(2)	—
Cash flows used in financing activities	(133)	(62)

Change in cash, cash equivalents, and restricted cash classified as held for sale	(4)	—

Net increase in cash, cash equivalents, and restricted cash	44	139
Cash, cash equivalents, and restricted cash, beginning of period	1,657	2,709
Cash, cash equivalents, and restricted cash, end of period	$1,701	$2,848

Supplemental Cash Flow Information:
Cash paid for interest	$579	$581
Cash paid for income taxes	2	4
Non-cash investing and financing activities:
Change in accrued capital expenditures	10	10

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
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.”
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). Caesars Entertainment operates a total of 54 properties in 14 U.S. states and five countries outside of the U.S., including 50 casino properties. Nine casinos are in Las Vegas, which represented 45% of net revenues for each of the three and six months ended June 30, 2019.
We lease certain real property assets from VICI Properties Inc. and/or its subsidiaries (“VICI”).
Proposed Merger of Caesars Entertainment Corporation with Eldorado Resorts, Inc.
On June 24, 2019, Caesars, Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), and Colt Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Eldorado (“Merger Sub”), entered into an Agreement and Plan of Merger, (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Caesars (the “Merger”), with Caesars surviving the Merger as a direct wholly owned subsidiary of Eldorado. The transaction is expected to close in the first half of 2020. In connection with the Merger, Eldorado will change its name to Caesars Entertainment, Inc., subject to stockholder approval.
On the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration paid by Eldorado in respect of outstanding shares of common stock of Caesars (“Caesars Common Stock”) will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) if the applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, an amount equal to $0.003333 for each day (subject to certain exceptions described in the Merger Agreement) from March 25, 2020 until the closing date of the Merger (the “Closing Date”), multiplied by (ii) the number of shares of Caesars Common Stock outstanding at the effective time of the Merger (the “Aggregate Cash Amount”) and (b) a number of shares of common stock of Eldorado (“Eldorado Common Stock”) equal to 0.0899 multiplied by the number of shares of Caesars Common Stock outstanding at the effective time of the Merger (the “Aggregate Eldorado Share Amount”). Each holder of shares of Caesars Common Stock will be entitled to elect to receive, for each share of Caesars Common Stock held by such holder, either an amount of cash or a number of shares of Eldorado Common Stock with value equal to the Per Share Amount. The “Per Share Amount” is equal to (a) (i) the Aggregate Cash Amount, plus (ii) the product of (A) 0.0899 and (B) the Eldorado Common Stock VWAP and (C) the number of shares of Caesars Common Stock outstanding at the effective time of the Merger, divided by (b) the number of shares of Caesars Common Stock outstanding at the effective time of the Merger. Elections are subject to proration such that the aggregate amount of cash paid in exchange for outstanding shares of Caesars Common Stock in the Merger will not exceed the Aggregate Cash Amount and the aggregate number of shares of Eldorado Common Stock issued in exchange for shares of Caesars Common Stock in the Merger will not exceed the Aggregate Eldorado Share Amount. “Eldorado Common Stock VWAP” means the volume weighted average price of a share of Eldorado Common Stock for a ten trading day period, starting with the opening of trading on the eleventh trading day prior to the anticipated Closing Date to the closing of trading on the second to last trading day prior to the anticipated Closing Date. Following the completion of the Merger, holders of Eldorado Common Stock before the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Merger and former holders of Caesars Common Stock will hold approximately 51% and 49%, respectively, of the combined company's outstanding shares of common stock.
Outstanding options and other equity awards issued under Caesars’ stock plans will be treated in the manner set forth in the Merger Agreement. Upon completion of the Merger, any unexercised, vested, in-the-money stock options that are outstanding will be canceled in exchange for the Per Share Amount (or applicable portion thereof) in cash, reduced by the applicable exercise price. Unvested service-vesting stock options and restricted stock units will be converted into stock options and restricted stock units for Eldorado Common Stock and will retain their original vesting schedules. Performance stock units that are subject to total stockholder return performance-vesting conditions will be converted into performance stock units for Eldorado Common Stock and will continue to vest in accordance with their original terms, except the total stockholder return vesting conditions will be adjusted to be based on Eldorado’s total stockholder return performance. Performance stock units that are tied to earnings before interest taxes depreciation and amortization (“EBITDA”) and EBITDAR performance conditions will vest at closing and be exchanged for the Per Share Amount (or applicable portion thereof) in cash. For EBITDA- and EBITDAR-based performance stock units that are eligible to vest in respect of performance achieved during the year in which the closing occurs, such vesting will be based on performance of applicable goals through the end of the month prior to the close and extrapolated through the remainder of the performance period and for EBITDA- and EBITDAR-based performance stock units that are eligible to vest in respect of a performance period that has not yet commenced as of the Closing Date, such vesting will be based on target-level performance.
The Merger Agreement contains customary representations and warranties by each of Caesars and Eldorado, and each party has agreed to customary covenants. Each of Eldorado’s and Caesars’ obligation to consummate the Merger is subject to the satisfaction or waiver of certain conditions, including among others, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of required regulatory and stockholder approvals, conversion or certain amendments of, or another mutually agreed arrangement with respect to, the CEC Convertible Notes, and other customary closing conditions.
The Merger Agreement also contains termination rights for each of Caesars and Eldorado under certain circumstances. If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Caesars in favor of the Merger, entry by Caesars into an alternative transaction or in certain circumstances following the failure of Caesars’ stockholders to approve the Merger, Caesars will be required to pay Eldorado a termination fee of approximately $418.4 million. If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Eldorado in favor of the issuance of shares of Eldorado common stock in the Merger or in certain circumstances following the failure of Eldorado’s stockholders to approve such issuance, then Eldorado will be required to pay Caesars a termination fee of approximately $154.9 million. In addition, each party will be obligated to reimburse the other party for expenses for an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the obligated party’s failure to obtain the required approval of its stockholders (creditable against any termination fee that may subsequently be paid by such party). The Merger Agreement also provides that Eldorado will be obligated to pay a termination fee of approximately $836.8 million to Caesars if the Merger Agreement is terminated (i) due to a law or order relating to gaming or antitrust laws that prohibits or permanently enjoins the consummation of the transactions, (ii) because the required regulatory approvals were not obtained prior to June 24, 2020 (subject to extension to a date no later than December 24, 2020 pursuant to the Merger Agreement) or (iii) due to Eldorado willfully and materially breaching certain obligations with respect to the actions required to be taken by Eldorado to obtain required antitrust approvals.
Under the terms of the Indenture governing the CEC Convertible Notes, prior to the effective time of the Merger, Caesars will also be required to enter into a supplemental indenture to provide for conversion of the CEC Convertible Notes at and after the effective time of the Merger into the weighted average, per share of Caesars Common Stock, of the types and amounts of the merger consideration received by holders of Caesars Common Stock who affirmatively make a merger consideration election (or, if no holders of Caesars Common Stock make such an election, the types and amounts of merger consideration actually received by such holders of Caesars Common Stock).
On June 24, 2019, VICI entered into a master transaction agreement (the “Master Transaction Agreement”) with Eldorado relating to certain transactions, all of which are conditioned upon completion of the Merger. The Master Transaction Agreement contemplates, among other transactions, VICI’s acquisition of all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, under certain circumstances, if necessary, certain replacement properties specified in the Master Transaction Agreement). Conditions to VICI’s acquisition of the land and real estate assets associated with Harrah’s New Orleans include, among others, certain amendments to the Harrah’s New Orleans lease and the Harrah’s New Orleans

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

casino operating contract. On June 7, 2019, the Governor of the State of Louisiana signed into effect legislation that would enable a 30-year extension of the Harrah’s New Orleans casino operating contract to 2054, subject to Caesars’ compliance with certain requirements, including (i) a capital investment of $325 million by 2024 to improve the facility, add new restaurants and construct a new hotel, (ii) one-time “upfront” payments to the City of New Orleans and State of Louisiana totaling $25 million, (iii) additional one-time payments to the City of New Orleans and State of Louisiana totaling $40 million whether or not VICI exercises its call right to purchase the leasehold interest in Harrah’s New Orleans, (iv) an annual payment to the Louisiana Gaming Control Board of $3.4 million in support of health research, subject to changes in the consumer price index, (v) an annual license payment to the Louisiana Gaming Control Board of $3 million starting in April 2022, (vi) an annual payment to the City of New Orleans of $6 million paid in quarterly installments, subject to changes in the consumer price index, and (vii) an increase in Caesars’ minimum annual state gaming tax payments from $60 million to $65 million starting in April 2022.
Potential Divestitures
We are considering divestiture opportunities of non-strategic assets and properties. If the completion of a sale is more likely than not to occur, we may recognize impairment charges for certain of our properties to the extent current expected proceeds are below our carrying value and such impairments may be material.
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
In order to conform to the current year’s presentation, for the three and six months ended June 30, 2018, $5 million and $10 million, respectively, were reclassified from Direct operating expenses to Property, general, administrative, and other on our Statements of Operations with no effect on Net income/(loss).
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

(In millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$1,520	$1,491
Restricted cash, current	120	115
Restricted cash, non-current	61	51
Total cash, cash equivalents, and restricted cash	$1,701	$1,657

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
Emerald Resort & Casino, South Africa Disposition
In May 2019, we entered into an agreement to sell Emerald Resort & Casino located in South Africa for total proceeds of approximately $49 million. We own 70% of this property while the remaining 30% is owned by local minority partners. Total cash proceeds for our 70% ownership and other adjustments total approximately $39 million. The transaction is expected to close in the third quarter of 2019, subject to regulatory approvals and other customary closing conditions, at which time any gain would be recognized. Emerald Resort & Casino is included in our All Other segment. The following table summarizes assets and liabilities classified as held for sale.

(In millions)	June 30, 2019
Cash and cash equivalents	$4
Property and equipment, net	26
Goodwill	5
Intangible assets other than goodwill	11
Other	2
Assets held for sale included in Prepayments and other current assets	$48

Current liabilities	$3
Deferred credits and other liabilities	4
Liabilities held for sale included in Accrued expenses and other current liabilities	$7

Note 3 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification (“ASC”).
In 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all related amendments (see Note 7). Additionally, we adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) (see Note 14).
The following ASUs were not effective as of June 30, 2019:
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Financial Instruments - Credit Losses - ASU 2016-13 (amended through May 2019): Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this ASU. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Note 4 — Property and Equipment

(In millions)	June 30, 2019	December 31, 2018
Land	$4,771	$4,871
Buildings, riverboats, and leasehold and land improvements	12,352	12,243
Furniture, fixtures, and equipment	1,672	1,563
Construction in progress	577	406
Total property and equipment	19,372	19,083
Less: accumulated depreciation	(3,480)	(3,038)
Total property and equipment, net	$15,892	$16,045

Our property and equipment is subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases. See Note 7 for further discussion of our leases.
Depreciation Expense and Capitalized Interest

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Depreciation expense	$223	$251	$452	$515
Capitalized interest	7	1	12	3

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2018	$342	$4,044	$2,635
Amortization	(36)	—	—
Impairments	—	—	(50)
Transferred to assets held for sale	(1)	(5)	(10)
Balance as of June 30, 2019	$305	$4,039	$2,575

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2019				December 31, 2018
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Trade names and trademarks	1.5	$14	$(5)	$9	$14	$(3)	$11
Customer relationships	4.0	1,070	(788)	282	1,071	(756)	315
Contract rights	5.5	3	(2)	1	3	(2)	1
Gaming rights and other	5.0	43	(30)	13	43	(28)	15
		$1,130	$(825)	305	$1,131	$(789)	342
Non-amortizing intangible assets
Trademarks				787			790
Gaming rights				1,535			1,592
Caesars Rewards				253			253
				2,575			2,635
Total intangible assets other than goodwill				$2,880			$2,977
During the three months ended June 30, 2019, we recognized an impairment charge of $50 million related to gaming rights due to a decline in recent performance and downgraded expectations for future cash flows at the properties of our subsidiary Caesars Entertainment UK (“CEUK”). We used the “Excess Earnings Method” for estimating the fair value.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of the date shown:
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2019
Assets
Government bonds	$17	$—	$17	$—
Total assets at fair value	$17	$—	$17	$—
Liabilities
Derivative instruments - interest rate swaps	$77	$—	$77	$—
Derivative instruments - CEC Convertible Notes	784	—	784	—
Disputed claims liability	51	—	51	—
Total liabilities at fair value	$912	$—	$912	$—

December 31, 2018
Assets
Government bonds	$15	$—	$15	$—
Derivative instruments - interest rate swaps	6	—	6	—
Total assets at fair value	$21	$—	$21	$—
Liabilities
Derivative instruments - interest rate swaps	$22	$—	$22	$—
Derivative instruments - CEC Convertible Notes	324	—	324	—
Disputed claims liability	45	—	45	—
Total liabilities at fair value	$391	$—	$391	$—

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The CEC Convertible Notes are convertible at the option of holders into a number of shares of CEC common stock that is equal to approximately 0.139 shares of CEC common stock per $1.00 principal amount of CEC Convertible Notes, which is equal to an initial conversion price of $7.19 per share. If all the shares were issued on October 6, 2017, they would have represented approximately 17.9% of the shares of CEC common stock outstanding on a fully diluted basis. The holders of the CEC Convertible Notes can convert them at any time after issuance. CEC can convert the CEC Convertible Notes beginning in October 2020 if the last reported sale price of CEC common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. As of June 30, 2019, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock are issuable upon conversion of the CEC Convertible Notes, of which 151 million shares are net of amounts held by CEC. As of June 30, 2019, the remaining life of the CEC Convertible Notes is 5.30 years.
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the CEC Convertible Notes contain bifurcated derivative features and qualify for derivative accounting. In accordance with ASC 815, CEC has bifurcated the conversion features of the CEC Convertible Notes and recorded a derivative liability. The CEC Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the CEC Convertible Notes are carried on CEC’s Balance Sheets at fair value in Deferred credits and other liabilities. The derivative liability is marked-to-market each measurement period and the changes in fair value of a loss of $298 million and $460 million for the three and six months ended June 30, 2019, respectively, and income of $25 million and $185 million for the three and six months ended June 30, 2018, respectively, were recorded as components of Other income/(loss) in the Statements of Operations. The derivative liability associated with the CEC Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.
Valuation Methodology
The CEC Convertible Notes have a face value of $1.1 billion, an initial term of 7 years, and a coupon rate of 5%.
As of June 30, 2019 and December 31, 2018, we estimated the fair value of the CEC Convertible Notes using a market-based approach that incorporated the value of both the straight debt and conversion features of the notes. The valuation model incorporated actively traded prices of the CEC Convertible Notes as of the reporting date, the value of CEC’s equity into which these notes could convert, and assumptions regarding the incremental cost of borrowing for CEC. Since the key assumption used in the valuation model is the actively traded price of CEC Convertible Notes but the incremental cost of borrowing is an unobservable input, the fair value for the conversion features of the CEC Convertible Notes was classified as Level 2.
Key Assumptions as of June 30, 2019 and December 31, 2018:

•	Actively traded price of CEC Convertible Notes - $171.61 and $122.38, respectively

•	Incremental cost of borrowing - 5.5% and 7.0%, respectively
Interest Rate Swap Derivatives
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of June 30, 2019, we have entered into a total of ten interest rate swap agreements for notional amounts totaling $3.0 billion to fix the interest rate on variable rate debt. The interest rate swaps are designated as cash flow hedging instruments.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The major terms of the interest rate swap agreements as of June 30, 2019 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of June 30, 2019	Maturity Date
12/31/2018	250	2.274%	2.439%	12/31/2022
12/31/2018	200	2.828%	2.439%	12/31/2022
12/31/2018	600	2.739%	2.439%	12/31/2022
1/1/2019	250	2.153%	2.439%	12/31/2020
1/1/2019	250	2.196%	2.439%	12/31/2021
1/1/2019	400	2.788%	2.439%	12/31/2021
1/1/2019	200	2.828%	2.439%	12/31/2022
1/2/2019	250	2.172%	2.439%	12/31/2020
1/2/2019	200	2.731%	2.439%	12/31/2020
1/2/2019	400	2.707%	2.439%	12/31/2021

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
Financial Statement Impact
The effect of derivative instruments designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income/(loss) (“AOCI”) before tax was a loss of $40 million and $61 million during the three and six months ended June 30, 2019, respectively, and a gain of $12 million and $17 million during the three and six months ended June 30, 2018, respectively. The effect of derivative instruments reclassified from AOCI to Interest expense on the Statements of Operations was $1 million for each of the three and six months ended June 30, 2019, respectively, and zero for each of the three and six months ended June 30, 2018. The estimated amount of existing losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $22 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income/(Loss)
The changes in AOCI by component, net of tax, for the three and six months ended June 30, 2019 and 2018 are shown below.

(In millions)	Unrealized Net Gains/(Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2017	$—	$9	$(3)	$6
Other comprehensive income before reclassifications	4	1	4	9
Total other comprehensive income, net of tax	4	1	4	9
Balances as of March 31, 2018	$4	$10	$1	$15
Other comprehensive income/(loss) before reclassifications	9	(17)	(3)	(11)
Total other comprehensive income/(loss), net of tax	9	(17)	(3)	(11)
Balances as of June 30, 2018	$13	$(7)	$(2)	$4

Balances as of December 31, 2018	$(13)	$(9)	$(2)	$(24)
Other comprehensive income/(loss) before reclassifications	(17)	2	2	(13)
Total other comprehensive income/(loss), net of tax	(17)	2	2	(13)
Balances as of March 31, 2019	$(30)	$(7)	$—	$(37)
Other comprehensive loss before reclassifications	(36)	(5)	—	(41)
Amounts reclassified from accumulated other comprehensive loss	1	—	—	1
Total other comprehensive loss, net of tax	(35)	(5)	—	(40)
Balances as of June 30, 2019	$(65)	$(12)	$—	$(77)

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
The changes in fair value related to the disputed claims liability was a loss of $9 million and $15 million for the three and six months ended June 30, 2019, respectively, and income of $16 million and $26 million for the three and six months ended June 30, 2018, respectively, which were recorded as components of Other income/(loss) in the Statements of Operations.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term using an appropriate incremental borrowing rate, which is consistent with interest rates of similar financing arrangements based on the information available at the commencement date. Upon adoption, our ROU assets were also adjusted to include any prepaid lease payments and were reduced by any previously accrued lease liabilities. The terms of our leases used to determine the ROU asset and lease liability take into account options to extend when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Additionally, we have elected the short-term lease measurement and recognition exemption and do not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.
Effect of Adopting New Lease Standard - January 1, 2019 Balance Sheet

(In millions)	Prior to Adoption	Effect of Adoption	Post Adoption
Property and equipment, net (1)	$16,045	$(96)	$15,949
Deferred charges and other assets (2)(3)	383	480	863
Accrued expenses and other current liabilities (2)	1,217	33	1,250
Financing obligations (1)	10,057	(96)	9,961
Deferred credits and other liabilities (2)(3)	849	447	1,296

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
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in our operations from third parties. As of June 30, 2019, the remaining term of our operating leases ranged from 1 to 72 years with various automatic extensions. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.
The following are additional details related to leases recorded on our Balance Sheet as of June 30, 2019:

(In millions)	Balance Sheet Classification	June 30, 2019
Assets
Operating lease ROU assets (1)	Deferred charges and other assets	$462
Liabilities
Current operating lease liabilities (1)	Accrued expenses and other current liabilities	30
Non-current operating lease liabilities (1)	Deferred credits and other liabilities	489

____________________

(1)	As noted above, we have elected the short-term lease measurement and recognition exemption and do not establish ROU assets or liabilities for operating leases with terms of 12 months or less.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Maturity of Lease Liabilities as of June 30, 2019

(In millions)	Operating Leases
Remaining 2019	$36
2020	70
2021	70
2022	64
2023	62
Thereafter	892
Total	1,194
Less: present value discount	(675)
Lease liability	$519

Lease Costs

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2019
Operating lease expense	$18	$35
Short-term lease expense	30	49
Variable lease expense	5	6
Total lease costs	$53	$90

Other Information

(In millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33

Weighted-Average Details

June 30, 2019
Weighted-average remaining lease term (in years)	21.8
Weighted-average discount rate	7.99%

Finance Leases
We have finance leases for certain equipment. As of June 30, 2019, our finance leases had remaining lease terms of up to 3 years, some of which include options to extend the lease terms in one month increments. Our finance lease ROU assets and liabilities were immaterial to our Financial Statements as of June 30, 2019.
Failed Sale-Leaseback Financing Obligations
We lease certain real property assets from VICI (each a “Lease Agreement,” and, collectively, the “Lease Agreements”): (i) for Caesars Palace Las Vegas, (ii) for a portfolio of properties at various locations throughout the United States, (iii) for Harrah’s Joliet Hotel & Casino and (iv) for Harrah’s Las Vegas. The Lease Agreements provide for annual fixed rent (subject to escalation) of $773 million during an initial period, then rent consisting of both base rent and variable percentage rent elements. The Lease Agreements have a 15-year initial term and four five-year renewal options, subject to certain restrictions on extension applicable to certain of the leased properties. The Lease Agreements include escalation provisions beginning in year two of the initial term and continuing through the renewal terms. The Lease Agreements also include provisions for contingent rental payments calculated, in part, based on increases or decreases of net revenue of the underlying lease properties, commencing in year eight of the initial term and continuing through the renewal terms.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Lease Agreements were evaluated as sale-leasebacks of real estate. We determined that these transactions did not qualify for sale-leaseback accounting, and we have accounted for each of the transactions as a financing.
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
Annual Estimated Failed Sale-Leaseback Financing Obligation Service Requirements as of June 30, 2019

	Remaining	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Financing obligations - principal	$10	$23	$26	$28	$33	$8,429	$8,549
Financing obligations - interest	384	777	788	799	814	25,589	29,151
Total financing obligation payments (1)	$394	$800	$814	$827	$847	$34,018	$37,700

____________________

(1)
Financing obligation principal and interest payments are estimated amounts based on the future minimum lease payments and certain estimates based on contingent rental payments. Actual payments may differ from the estimates.

Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three and six months ended June 30, 2019, we recognized approximately $407 million and $793 million, respectively, in lease revenue related to lodging arrangements, which is included in Rooms revenue in the Statement of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statement of Operations, and during the three and six months ended June 30, 2019, we recognized approximately $12 million and $27 million, respectively, in lease revenue related to conventions.
Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third-party lessees at our properties. As of June 30, 2019, the remaining terms of these operating leases ranged from 1 to 86 years, some of which include options to extend the lease term for up to 5 years. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Maturity of Lease Receivables as of June 30, 2019

(In millions)	Operating Leases
Remaining 2019	$36
2020	69
2021	63
2022	56
2023	51
Thereafter	807
Total	$1,082

Note 8 — Litigation, Contractual Commitments, and Contingent Liabilities
Litigation
Caesars is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Contractual Commitments
During the six months ended June 30, 2019, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2018.
Exit Cost Accruals
As of June 30, 2019 and December 31, 2018, exit costs were included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the accompanying Balance Sheets for accruals related to the following:

(In millions)	Accrual Obligation End Date	June 30, 2019	December 31, 2018
Future obligations under land lease agreements (1)(2)	December 2092	$—	$43
Iowa greyhound pari-mutuel racing fund	January 2022	24	33
Permanent closure of Alea Leeds (2)	January 2032	—	10
Unbundling of electric service provided by NV Energy	February 2024	54	58
Total		$78	$144
____________________

(1)	Associated with the abandonment of a construction project near the Mississippi Gulf Coast.

(2)
As a result of the adoption of ASC 842, as of January 1, 2019, accruals associated with future obligations for leases not in use have been applied against the carrying amount of the ROU assets. See Note 7.

NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service was completed in the first quarter of 2018 (the “Cease-Use Date”). As a result of our decision to exit, an order from the Public Utilities Commission of Nevada required that we pay an aggregate exit fee of $48 million, payable over three to six years. $32 million remained as an obligation at June 30, 2019 recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets.
For six years following the Cease-Use Date, we will also be required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of above-market renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. As of the effective date of the transition, total fees to be incurred were $31 million, which were accrued at its present value in the first quarter of 2018. As of June 30, 2019, $22 million remained as an obligation in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets. The amount will be adjusted in the future if actual fees incurred differ from our estimates.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and sports television networks for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities. As of June 30, 2019, obligations related to these agreements were $274 million with commitments extending through 2034.
Golf Course Use Agreement
On October 6, 2017, certain golf course properties were sold to VICI and CEOC LLC entered into a golf course use agreement (the “Golf Course Use Agreement”) with VICI. An obligation of $144 million is recorded in Deferred credits and other liabilities as of June 30, 2019, which represents the amount in which the $10 million annual payment obligation under the Golf Course Use Agreement exceeds the fair value of services being received.
The obligation is being amortized using the effective interest method over the term of the Golf Course Use Agreement which continues through October 2052 (assuming all extension options are exercised). The amortization of this obligation was $2 million and $5 million, for the three and six months ended June 30, 2019 and June 30, 2018, respectively, and is reflected in Interest expense in our Statements of Operations.
Separation Agreement
On November 1, 2018, the Company announced that Mark P. Frissora, our former President and Chief Executive Officer, was leaving the Company. Subject to the terms of the separation agreement entered into between the Company and Mr. Frissora (as amended, the “Separation Agreement”), Mr. Frissora continued as President and Chief Executive Officer until his termination date of April 30, 2019. In connection with his Separation Agreement, upon his termination date, Mr. Frissora vested in all unvested equity and cash awards (with vesting of performance stock units and options remaining subject to achievement of applicable targets and options generally exercisable for two years after vesting). As a result of the separation, a total of $32 million of accelerated compensation was recognized through his exit date of April 30, 2019, of which $3 million and $13 million was recognized during the three and six months ended June 30, 2019, respectively.
Contingent Liabilities
Resolution of Disputed Claims
As previously disclosed in our 2018 Annual Report, CEOC and certain of its U.S. subsidiaries (collectively, the “Debtors”) emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). Any unresolved claims filed in the bankruptcy cases will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. The amounts submitted by claimants that remain unresolved total approximately $452 million. We estimate the fair value of these claims to be approximately $51 million as of June 30, 2019, which is based on management’s estimate of the claim amounts that the Bankruptcy Court will ultimately allow and the fair value of the underlying CEC common stock and CEC Convertible Notes held in escrow for the purpose of resolving those claims.
As of June 30, 2019, approximately $49 million in cash, 8 million shares of CEC common stock, and $32 million in principal value of CEC Convertible Notes remain in the escrow trust for distribution to holders of disputed claims whose claims may ultimately become allowed. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s Financial Statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Plan.
Caesars United Kingdom UKGC Investigation
In June 2019, the British Gambling Commission (the “Commission” or “UKGC”) informed CEUK that it was initiating a license review of its British properties. The review relates to certain potential inadequacies in implementation of the CEUK Anti-Money Laundering policies and in CEUK’s social responsibility policy and customer monitoring. CEC is taking all necessary steps to remedy issues identified in its own review and disclosed to the Commission. At the present time, we believe it is probable that a fine will be assessed and have recorded a liability of $1 million which is equal to an amount assessed from a previous Commission fine. Given the uncertainty of the review, we do not have a better estimate of the outcome of the review or the potential penalty at this time; however, it is possible we will incur a loss that is higher than what we have recorded and the Commission may limit, condition, restrict, revoke, or suspend CEUK’s licenses.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance. Our total estimated self-insurance liability was $175 million and $173 million, respectively, as of June 30, 2019 and December 31, 2018.
Note 9 — Debt

	June 30, 2019				December 31, 2018
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (1)	$—	$—	$100
CRC Term Loan	2024	variable (2)	4,630	4,559	4,577
CEOC LLC Revolving Credit Facility	2022	variable (3)	—	—	—
CEOC LLC Term Loan	2024	variable (3)	1,478	1,476	1,483
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,083	1,083	1,083
CRC Notes	2025	5.25%	1,700	1,669	1,668
Special Improvement District Bonds	2037	4.30%	53	53	54
Total debt			8,944	8,840	8,965
Current portion of long-term debt			(64)	(64)	(164)
Long-term debt			$8,880	$8,776	$8,801

Unamortized discounts and deferred finance charges				$104	$110
Fair value			$8,850
____________________

(1)	London Interbank Offered Rate (“LIBOR”) plus 2.13%.

(2)	LIBOR plus 2.75%.

(3)	LIBOR plus 2.00%.
Annual Estimated Debt Service Requirements as of June 30, 2019

	Remaining	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Annual maturities of long-term debt	$33	$64	$64	$64	$64	$8,655	$8,944
Estimated interest payments	230	440	430	420	400	500	2,420
Total debt service obligation (1)	$263	$504	$494	$484	$464	$9,155	$11,364
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and borrowings under our revolving credit facilities, if any. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the ten interest rate swap agreements (see Note 6). Actual payments may differ from these estimates.

Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2019 and December 31, 2018 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months.
Borrowings under the revolving credit facilities are each subject to the provisions of the applicable credit facility agreements, which each have a contractual maturity of greater than one year. Amounts borrowed, if any, under the revolving credit facilities are intended to satisfy short-term liquidity needs and would be classified as current. As of June 30, 2019, $77 million of our revolving credit facilities were committed to outstanding letters of credit.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of June 30, 2019 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
Note 10 — Stockholders' Equity
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes.  During the three and six months ended June 30, 2018, we repurchased approximately 2.7 million shares for approximately $31 million under the program recorded in Treasury stock. During the six months ended June 30, 2019, there were no shares repurchased under the program. As of June 30, 2019, the maximum dollar value that may still be purchased under the program was $439 million.
Pursuant to the Merger Agreement, prior to the completion of the Merger or termination of the Merger Agreement, we may not, absent Eldorado’s prior written consent, repurchase shares of our common stock (subject to limited exceptions related to stock options or settlement of other awards and the CEC Convertible Notes).

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
Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Net income/(loss) attributable to Caesars	$(315)	$29	$(532)	$(5)

Weighted-average common shares outstanding - basic	673	698	672	697
Dilutive potential common shares: Stock-based compensation awards	—	4	—	—
Weighted-average common shares outstanding - diluted	673	702	672	697

Basic and diluted earnings/(loss) per share	$(0.47)	$0.04	$(0.79)	$(0.01)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Stock-based compensation awards	23	1	23	27
CEC Convertible Notes	151	150	151	150
Total anti-dilutive common stock	174	151	174	177

Note 12 — Revenue Recognition
Receivables

(In millions)	June 30, 2019	December 31, 2018
Casino	$180	$188
Food and beverage and rooms (1)	83	62
Entertainment and other	83	77
Contract receivables, net	346	327
Real estate leases	15	15
Other	115	115
Receivables, net	$476	$457

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contract Liabilities

(In millions)	Caesars Rewards	Customer Advance Deposits	Total
Balance as of March 31, 2019 (1)	$67	$99	$166
Amount recognized during the period (2)	(33)	(147)	(180)
Amount accrued during the period	37	169	206
Balance as of June 30, 2019 (3)	$71	$121	$192

____________________

(1)	Includes lodging arrangement and convention contract liabilities accounted for under ASC 842. See Note 7 for further details.

(2)	Includes $10 million for Caesars Rewards and $11 million for Customer Advances recognized from the March 31, 2019 Contract liability balances.

(3)
$8 million included within Deferred credits and other liabilities as of June 30, 2019. Includes lodging arrangement and convention contract liabilities accounted for under ASC 842. See Note 7 for further details.

(In millions)	Caesars Rewards	Customer Advance Deposits	Total
Balance as of December 31, 2018 (1)	$66	$83	$149
Amount recognized during the period (2)	(65)	(299)	(364)
Amount accrued during the period	70	337	407
Balance as of June 30, 2019 (3)	$71	$121	$192
____________________

(1)	$5 million included within Deferred credits and other liabilities as of December 31, 2018.

(2)	Includes $25 million for Caesars Rewards and $62 million for Customer Advances recognized from the December 31, 2018 Contract liability balances.

(3)
$8 million included within Deferred credits and other liabilities as of June 30, 2019. Includes lodging arrangement and convention contract liabilities accounted for under ASC 842. See Note 7 for further details.

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
2017 Performance Incentive Plan (“2017 PIP”)
In 2019, the Company granted approximately 975 thousand PSUs that are scheduled to vest in three equal tranches over a three-year period. On each vesting date, recipients will receive between 0% and 200% of the granted PSUs in the form of CEC common stock based on the achievement of specified performance and service conditions. Based on the terms and conditions of the awards, the fair value of the PSUs was initially set equal to the quoted market price of our common stock on the date of grant. The grant date fair value is reassessed at each reporting date to reflect the market price of our common stock until a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved.
Also in 2019, the Company granted approximately 703 thousand MSUs that are scheduled to cliff vest in three years. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of CEC common stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Composition of Stock-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Corporate expense	$17	$15	$33	$28
Property, general, administrative, and other	5	5	10	10
Total stock-based compensation expense	$22	$20	$43	$38

Outstanding at End of Period

	June 30, 2019		December 31, 2018
	Quantity	Wtd-Avg (1)	Quantity	Wtd-Avg (1)
Stock options (2)	4,630,562	$12.50	8,360,365	$10.63
Restricted stock units (3)	12,182,988	11.12	13,455,092	11.51
Performance stock units (4)	1,712,055	11.82	1,466,183	6.79
Market-based stock units (5)	533,424	12.63	—	—
____________________

(1)
Represents weighted-average exercise price for stock options, weighted-average grant date fair value for RSUs, the price of CEC common stock as of the balance sheet date until a grant date is achieved for PSUs and the fair value of the MSUs determined using the Monte-Carlo simulation model.

(2)	During the six months ended June 30, 2019, there were no grants of stock options and 3.7 million stock options were exercised.

(3)	During the six months ended June 30, 2019, 5.1 million RSUs were granted under the 2017 PIP and 4.7 million RSUs vested.

(4)	During the six months ended June 30, 2019, 975 thousand PSUs were granted under the 2017 PIP and 459 thousand PSUs vested.

(5)	During the six months ended June 30, 2019, 703 thousand MSUs were granted under the 2017 PIP and no MSUs vested.
Note 14 — Income Taxes
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Loss before income taxes	$(375)	$(7)	$(622)	$(28)
Income tax benefit	$60	$36	$89	$23
Effective tax rate	16.0%	514.3%	14.3%	82.1%

We classify reserves for tax uncertainties within Deferred credits and other liabilities on the Balance Sheets separate from any related income tax payable, which is also reported within Accrued expenses and other current liabilities, or Deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We have provided a valuation allowance on certain federal, state, and foreign deferred tax assets that were not deemed realizable based upon estimates of future taxable income.

The income tax benefit for the three and six months ended June 30, 2019 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted and nondeductible expenses. The income tax benefit for the six months ended June 30, 2019 also differed from the expected income tax benefit based on the federal tax rate of 21% due to state deferred tax expense from the election to treat one of CEOC LLC’s subsidiaries as a corporation for federal and state income tax purposes, which was effective January 1, 2019.

The income tax benefit for the three and six months ended June 30, 2018 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the deferred tax benefit from revisions to the estimated deferred tax balances as of December 31, 2017 as a result of the Tax Cuts and Jobs Act (the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) (the “Tax Act”) offset by losses not tax benefitted and nondeductible expenses.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In January 2019, we adopted ASU 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings effectively eliminating the stranded tax effects resulting from the Tax Act.  The adoption of this standard had no effect on our financial statements.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 15 — Related Party Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Transactions with Horseshoe Baltimore
Management fees	$2	$2	$5	$5
Allocated expenses	2	2	3	3

Transactions with Horseshoe Baltimore
As of June 30, 2019, our investment in Horseshoe Baltimore was 41.5% and was held as an equity method investment and considered to be a related party. These related party transactions include items such as casino management fees and the allocation of other general corporate expenses. A summary of the transactions with Horseshoe Baltimore is provided in the table above.
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities.
As of June 30, 2019 and December 31, 2018, Due from affiliates, net was $4 million and $6 million, respectively, and represented transactions with Horseshoe Baltimore.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Statements of Operations - By Segment

	Three Months Ended June 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$292	$768	$66	$—	$1,126
Food and beverage (1)	260	141	6	—	407
Rooms (1)	301	106	—	—	407
Management fees	—	—	15	—	15
Reimbursed management costs	—	—	54	—	54
Entertainment and other	111	47	15	(2)	171
Total contract revenues	964	1,062	156	(2)	2,180
Real estate leases (2)	38	2	1	—	41
Other revenues	—	—	1	—	1
Net revenues	$1,002	$1,064	$158	$(2)	$2,222

Depreciation and amortization	$119	$106	$16	$—	$241
Income/(loss) from operations	265	158	(154)	—	269
Interest expense	(83)	(142)	(118)	—	(343)
Other income/(loss) (3)	2	1	(304)	—	(301)
Income tax benefit (4)	—	—	60	—	60

	Three Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$311	$691	$60	$—	$1,062
Food and beverage	246	138	7	—	391
Rooms	282	105	1	—	388
Management fees	—	1	15	(1)	15
Reimbursed management costs	—	1	47	—	48
Entertainment and other	114	43	16	(1)	172
Total contract revenues	953	979	146	(2)	2,076
Other revenues	39	3	1	—	43
Net revenues	$992	$982	$147	$(2)	$2,119

Depreciation and amortization	$132	$121	$15	$—	$268
Income/(loss) from operations	246	131	(95)	—	282
Interest expense	(80)	(139)	(115)	—	(334)
Other income/(loss) (3)	(2)	—	47	—	45
Income tax benefit (4)	—	—	36	—	36

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Statements of Operations - By Segment

	Six Months Ended June 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$566	$1,512	$131	$—	$2,209
Food and beverage (1)	515	278	12	—	805
Rooms (1)	600	192	1	—	793
Management fees	—	—	30	—	30
Reimbursed management costs	—	1	105	—	106
Entertainment and other	205	87	26	(2)	316
Total contract revenues	1,886	2,070	305	(2)	4,259
Real estate leases (2)	71	4	1	—	76
Other revenues	—	—	2	—	2
Net revenues	$1,957	$2,074	$308	$(2)	$4,337

Depreciation and amortization	$247	$209	$32	$—	$488
Income/(loss) from operations	491	274	(256)	—	509
Interest expense	(166)	(285)	(241)	—	(692)
Other income/(loss) (3)	2	1	(442)	—	(439)
Income tax benefit (4)	—	—	89	—	89

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$568	$1,354	$123	$—	$2,045
Food and beverage	487	273	14	—	774
Rooms	562	191	2	—	755
Management fees	—	2	31	(3)	30
Reimbursed management costs	—	1	99	—	100
Entertainment and other	206	82	23	(2)	309
Total contract revenues	1,823	1,903	292	(5)	4,013
Other revenues	71	5	2	—	78
Net revenues	$1,894	$1,908	$294	$(5)	$4,091

Depreciation and amortization	$274	$242	$32	$—	$548
Income/(loss) from operations	394	217	(204)	—	407
Interest expense	(158)	(277)	(229)	—	(664)
Other income (3)	—	2	227	—	229
Income tax benefit (4)	—	—	23	—	23
____________________

(1)
As a result of the adoption of ASC 842, as of January 1, 2019, revenue generated from the lease components of lodging arrangements and conventions are no longer considered contract revenue under ASC 606, Revenue from Contracts with Customers. A portion of these balances relate to lease revenues under ASC 842. See Note 7 for further details.

(2)	Real estate leases revenue includes $15 million and $29 million of variable rental income for the three and six months ended June 30, 2019, respectively.

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$184	$16	$(515)	$—	$(315)
Net income/(loss) attributable to noncontrolling interests	—	1	(1)	—	—
Income tax benefit (1)	—	—	(60)	—	(60)
Other income/(loss) (2)	(2)	(1)	304	—	301
Interest expense	83	142	118	—	343
Depreciation and amortization	119	106	16	—	241
Impairment of intangible assets	—	—	50	—	50
Other operating costs (3)	2	—	22	—	24
Stock-based compensation expense	2	3	17	—	22
Other items (4)	1	3	21	—	25
Adjusted EBITDA	$389	$270	$(28)	$—	$631

	Three Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$164	$(9)	$(126)	$—	$29
Net income/(loss) attributable to noncontrolling interests	—	1	(1)	—	—
Income tax benefit (1)	—	—	(36)	—	(36)
Other (income)/loss (2)	2	—	(47)	—	(45)
Interest expense	80	139	115	—	334
Depreciation and amortization	132	121	15	—	268
Other operating costs (3)	1	1	30	1	33
Stock-based compensation expense	2	3	15	—	20
Other items (4)	2	2	17	(1)	20
Adjusted EBITDA	$383	$258	$(18)	$—	$623

	Six Months Ended June 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$327	$(10)	$(849)	$—	$(532)
Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Income tax benefit (1)	—	—	(89)	—	(89)
Other (income)/loss (2)	(2)	(1)	442	—	439
Interest expense	166	285	241	—	692
Depreciation and amortization	247	209	32	—	488
Impairment of intangible assets	—	—	50	—	50
Other operating costs (3)	5	12	36	—	53
Stock-based compensation expense	4	5	34	—	43
Other items (4)	2	3	45	—	50
Adjusted EBITDA	$749	$503	$(59)	$—	$1,193

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$236	$(59)	$(182)	$—	$(5)
Net income/(loss) attributable to noncontrolling interests	—	1	(1)	—	—
Income tax benefit (1)	—	—	(23)	—	(23)
Other income (2)	—	(2)	(227)	—	(229)
Interest expense	158	277	229	—	664
Depreciation and amortization	274	242	32	—	548
Other operating costs (3)	29	7	62	1	99
Stock-based compensation expense	4	5	29	—	38
Other items (4)	3	3	44	(1)	49
Adjusted EBITDA	$704	$474	$(37)	$—	$1,141
____________________

(1)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.

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

(4)
Amounts include other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses and transformation expenses, severance and relocation costs, litigation awards and settlements.

Condensed Balance Sheets - By Segment

	June 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$14,051	$8,666	$6,548	$(3,129)	$26,136
Total liabilities	5,842	5,748	11,747	(9)	23,328

	December 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,987	$8,565	$6,046	$(2,823)	$25,775
Total liabilities	5,730	5,143	11,267	297	22,437

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to Consolidated Condensed Financial Statements included in Item 1, “Unaudited Financial Statements.”
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2018 Annual Report.
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
Proposed Merger of Caesars Entertainment Corporation with Eldorado Resorts, Inc.
On June 24, 2019, Caesars, Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), and Colt Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Eldorado (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Caesars (the “Merger”), with Caesars surviving the Merger as a direct wholly owned subsidiary of Eldorado. The transaction is expected to close in the first half of 2020. In connection with the Merger, Eldorado will change its name to Caesars Entertainment, Inc., subject to stockholder approval. See Note 1.
The pending Merger may have significant effects on us, including, among others, the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, please refer to “Risk Factors” in Part II, Item 1A of this report.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Depreciation expense	$111	$128	$222	$250
Interest expense	224	217	448	432
Rental payments (1)	196	189	351	363
____________________

(1)
Reflects cash paid for interest and principal related to our failed sale-leaseback financing obligations. An additional $113 million and $79 million were accrued, but not paid, during the six months ended June 30, 2019 and June 30, 2018, respectively.

Discussion of Operating Results

Analysis of Key Drivers of Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of performance.
Consolidated Operating Results

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Net revenues	$2,222	$2,119	$103	4.9%	$4,337	$4,091	$246	6.0%
Income from operations	269	282	(13)	(4.6)%	509	407	102	25.1%
Interest expense	(343)	(334)	(9)	(2.7)%	(692)	(664)	(28)	(4.2)%
Other income/(loss)	(301)	45	(346)	*	(439)	229	(668)	*
Net income/(loss)	(315)	29	(344)	*	(533)	(5)	(528)	*
Net income/(loss) attributable to Caesars	(315)	29	(344)	*	(532)	(5)	(527)	*
Adjusted EBITDA (1)	631	623	8	1.3%	1,193	1,141	52	4.6%
Operating margin (2)	12.1%	13.3%	—	(1.2) pts	11.7%	9.9%	—	1.8 pts
____________________

*	Not meaningful.

(1)	See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this MD&A for a reconciliation of Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”).

(2)	Operating margin is calculated as income from operations divided by net revenues.
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

Net Revenues - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Casino	$1,126	$1,062	$64	6.0%	$2,209	$2,045	$164	8.0%
Food and beverage	407	391	16	4.1%	805	774	31	4.0%
Rooms	407	388	19	4.9%	793	755	38	5.0%
Other revenue	213	215	(2)	(0.9)%	394	387	7	1.8%
Management fees	15	15	—	—%	30	30	—	—%
Reimbursed management costs	54	48	6	12.5%	106	100	6	6.0%
Net revenues	$2,222	$2,119	$103	4.9%	$4,337	$4,091	$246	6.0%
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
Retail Value of Complimentaries

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Food and beverage	$143	$143	$292	$292
Rooms	125	118	239	226
Other	28	15	53	30
Total complimentaries	$296	$276	$584	$548
Net Revenues - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Las Vegas	$1,002	$992	$10	1.0%	$1,957	$1,894	$63	3.3%
Other U.S.	1,064	982	82	8.4%	2,074	1,908	166	8.7%
All Other	156	145	11	7.6%	306	289	17	5.9%
Net revenues	$2,222	$2,119	$103	4.9%	$4,337	$4,091	$246	6.0%

Cash ADR (1)
Three Months Ended June 30, 2019 versus 2018	Six Months Ended June 30, 2019 versus 2018
____________________

(1)	Cash average daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied.
Three Months Ended June 30, 2019 vs. 2018
Net revenue increased $103 million, or 4.9%, in 2019 compared with 2018 primarily due to the following:

•
Casino revenues increased $64 million in 2019 compared with 2018 primarily due to the acquisition of Centaur Holdings, LLC (“Centaur”) which was acquired in July 2018 and contributed $118 million in the Other U.S. segment. This increase was partially offset by a decrease of $41 million in the Other U.S. segment primarily due to a decrease in gaming volume as a result of increased competition in Atlantic City and $19 million unfavorable hold and weak table game volumes in our Las Vegas segment.

•	Rooms revenues increased $19 million in 2019 compared with 2018 primarily due to an increase in occupancy rates and increased ADR in the Las Vegas region.

•	Food and beverage revenues increased $16 million in 2019 compared with 2018 primarily due to increased revenues from food and beverage outlets in the Las Vegas region.
Six Months Ended June 30, 2019 vs. 2018
Net revenue increased $246 million, or 6.0%, in 2019 compared with 2018 primarily due to the following:

•
Casino revenues increased $164 million in 2019 compared with 2018 primarily due to the acquisition of Centaur which was acquired in July 2018 and contributed $235 million in the Other U.S. segment. This increase was partially offset by a decrease of $77 million in the Other U.S. segment primarily due to a decrease in gaming volume as a result of increased competition in Atlantic City and inclement weather across some of our properties, which resulted in prolonged closures at certain properties.

•	Rooms revenues increased $38 million in 2019 compared with 2018 primarily due to an increase in occupancy rates and increased ADR in the Las Vegas region.

•	Food and beverage revenues increased $31 million in 2019 compared with 2018 primarily due to increased revenues from food and beverage outlets in the Las Vegas region.

Analysis of Key Drivers of Income from Operations Performance
Income from Operations by Category - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Net revenues	$2,222	$2,119	$103	4.9%	$4,337	$4,091	$246	6.0%
Operating expenses
Casino	633	565	(68)	(12.0)%	1,251	1,127	(124)	(11.0)%
Food and beverage	281	271	(10)	(3.7)%	550	535	(15)	(2.8)%
Rooms	122	120	(2)	(1.7)%	239	234	(5)	(2.1)%
Property, general, administrative, and other	467	456	(11)	(2.4)%	927	883	(44)	(5.0)%
Reimbursable management costs	54	48	(6)	(12.5)%	106	100	(6)	(6.0)%
Depreciation and amortization	241	268	27	10.1%	488	548	60	10.9%
Impairment of intangible assets	50	—	(50)	(100.0)%	50	—	(50)	(100.0)%
Corporate expense	81	76	(5)	(6.6)%	164	158	(6)	(3.8)%
Other operating costs	24	33	9	27.3%	53	99	46	46.5%
Total operating expenses	1,953	1,837	(116)	(6.3)%	3,828	3,684	(144)	(3.9)%
Income from operations	$269	$282	$(13)	(4.6)%	$509	$407	$102	25.1%
Income from Operations - Segment

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Las Vegas	$265	$246	$19	7.7%	$491	$394	$97	24.6%
Other U.S.	158	131	27	20.6%	274	217	57	26.3%
All Other	(154)	(95)	(59)	(62.1)%	(256)	(204)	(52)	(25.5)%
Income from operations	$269	$282	$(13)	(4.6)%	$509	$407	$102	25.1%
Three Months Ended June 30, 2019 vs. 2018
Income from operations decreased $13 million, or 4.6%, in 2019 compared with 2018 primarily due to the following:

•
An increase in operating expenses of $116 million in 2019 compared with 2018 primarily due to the acquisition of Centaur which contributed $101 million to the increase. In addition to the effect of Centaur, operating expenses increased $15 million primarily due to the following:

◦
Impairment of intangible assets increased by $50 million due to the recognition of an impairment charge in 2019 related to gaming rights at the properties of our subsidiary Caesars Entertainment UK (“CEUK”).

◦
Offset by a decrease in depreciation and amortization of $38 million primarily as a result of assets that incurred depreciation in the second quarter of 2018 which were fully depreciated before the second quarter of 2019.

•	The increase in operating expenses was partially offset by a $103 million increase in net revenues in 2019 compared with 2018 as explained above.
Six Months Ended June 30, 2019 vs. 2018
Income from operations increased $102 million, or 25.1%, in 2019 compared with 2018 primarily due to the following:

•	Net revenues increased $246 million in 2019 compared with 2018 as explained above.

•
This increase was offset by an increase in operating expenses of $144 million in 2019 compared with 2018 primarily due to the acquisition of Centaur which contributed $197 million to the increase. In addition to the effect of Centaur, operating expenses decreased $53 million primarily due to the following:

◦
Depreciation and amortization decreased $82 million primarily as a result of assets that incurred depreciation in the second quarter of 2018 which were fully depreciated before the second quarter of 2019 as well as lower accelerated depreciation in 2019 compared with 2018 due to the removal and replacement of certain assets in connection with ongoing property renovation projects in the prior year.

◦
Other operating costs decreased $47 million primarily as a result of higher nonrecurring charges in the prior year related to additional exit fees of $27 million recognized for the termination of NV Energy utility contracts and $20 million in lease termination costs, and a $9 million loss on asset sales in 2018, partially offset by an increase in professional service costs of $10 million.

◦
These decreases were partially offset by $50 million impairment of intangible assets due to the recognition of an impairment charge in 2019 related to gaming rights at our CEUK properties and an increase of $12 million in Property, general, administrative, and other in 2019 primarily driven by higher costs in support of our technology infrastructure and expenses related to our sports partnerships (see Note 8).

Other Factors Affecting Net Loss
Other Factors Affecting Net Loss - Consolidated

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Interest expense	$(343)	$(334)	$(9)	(2.7)%	$(692)	$(664)	$(28)	(4.2)%
Other income/(loss)	(301)	45	(346)	*	(439)	229	(668)	*
Income tax benefit	60	36	24	66.7%	89	23	66	*
____________________

*	Not meaningful.
Interest Expense

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Failed sale-leasebacks	$224	$217	$(7)	(3.2)%	$448	$432	$(16)	(3.7)%
CEOC LLC Term Loan	16	16	—	—%	34	32	(2)	(6.3)%
Golf Course Use Agreement	2	2	—	—%	5	5	—	—%
CRC Term Loan	60	55	(5)	(9.1)%	121	107	(14)	(13.1)%
CRC Notes	27	24	(3)	(12.5)%	49	47	(2)	(4.3)%
CEC Convertible Notes	14	14	—	—%	28	28	—	—%
Other interest expense	—	6	6	100.0%	7	13	6	46.2%
Total interest expense	$343	$334	$(9)	(2.7)%	$692	$664	$(28)	(4.2)%
Interest expense increased $9 million, or 2.7%, for the three months ended June 30, 2019 compared with the same period in 2018 primarily due to the following:

•
Failed sale-leaseback interest expense increased $7 million primarily as a result of the failed sale-leaseback financing obligations established for Octavius Tower at Caesars Palace and Harrah’s Philadelphia Casino and Racetrack, which were sold to VICI in the second half of 2018.

Interest expense increased $28 million, or 4.2%, for the six months ended June 30, 2019 compared with the same period in 2018 primarily due to the following:

•
Failed sale-leaseback interest expense increased $16 million primarily as a result of the failed sale-leaseback financing obligations established for Octavius Tower at Caesars Palace and Harrah’s Philadelphia Casino and Racetrack, which were sold to VICI in the second half of 2018.

•
Increase in the floating London Interbank Offered Rate (“LIBOR”) contributed to the CRC Term Loan interest expense increase of $14 million and CEOC LLC Term Loan interest expense increase of $2 million.

Other Income/(Loss)
For the three and six months ended June 30, 2018, other income primarily relates to a benefit of $25 million and $185 million, respectively, due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a benefit of $16 million and $26 million, respectively, due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims (see Note 6 for further details).
For the three and six months ended June 30, 2019, other loss primarily relates to a loss of $298 million and $460 million, respectively, due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a loss of $9 million and $15 million, respectively, due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims. For the six months ended June 30, 2019, these losses were partially offset by other income of $16 million in insurance claim recoveries associated with Caesars Entertainment Operating Company Inc.’s emergence from bankruptcy and dividend and interest income of $4 million and $8 million for the three and six months ended June 30, 2019, respectively.
Income Tax Benefit/(Provision)
For the three months ended June 30, 2019 and 2018, the income tax benefit/(provision) was a benefit of $60 million and $36 million, respectively. For the six months ended June 30, 2019 and 2018, the income tax benefit/(provision) was a benefit of $89 million and $23 million, respectively. The income tax benefit for the three and six months ended June 30, 2019 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted, nondeductible expenses and state deferred tax expense from the election to treat one of our subsidiaries as a corporation for federal and state income tax purposes. This election was effective January 1, 2019. The income tax benefit for the three and six months ended June 30, 2018 differed from the expected federal tax rate of 21% primarily due to the deferred tax benefit from revisions to the estimated deferred tax balances as of December 31, 2017 as a result of the Tax Cuts and Jobs Act (the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) (the “Tax Act”) offset by losses not tax benefitted and nondeductible expenses. See Note 14 for additional information.
Reconciliation of Non-GAAP Financial Measures
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

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income/(loss) attributable to Caesars	$(315)	$29	$(532)	$(5)
Net loss attributable to noncontrolling interests	—	—	(1)	—
Income tax benefit	(60)	(36)	(89)	(23)
Other (income)/loss (1)	301	(45)	439	(229)
Interest expense	343	334	692	664
Depreciation and amortization	241	268	488	548
Impairment of intangible assets	50	—	50	—
Other operating costs (2)	24	33	53	99
Stock-based compensation expense	22	20	43	38
Other items (3)	25	20	50	49
Adjusted EBITDA	$631	$623	$1,193	$1,141
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

(3)
Amounts include other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses and transformation expenses, severance and relocation costs, litigation awards and settlements.

Segment Adjusted EBITDA (1)

	Three Months Ended June 30,		Fav/(Unfav)		Six Months Ended June 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Las Vegas	$389	$383	$6	1.6%	$749	$704	$45	6.4%
Other U.S.	270	258	12	4.7%	503	474	29	6.1%
All Other	(28)	(18)	(10)	(55.6)%	(59)	(37)	(22)	(59.5)%
Adjusted EBITDA	$631	$623	$8	1.3%	$1,193	$1,141	$52	4.6%
____________________

(1)	See reconciliation of Net income/(loss) attributable to Caesars to Adjusted EBITDA by segment in Note 16.
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
Cash and cash equivalents as of June 30, 2019, as shown in the table below, includes amounts held by CRC and CEOC LLC, which are not readily available to CEC. Other includes $379 million in cash at CEC (the parent holding company), $131 million related to insurance captives, and $68 million related to the casino resort project in Incheon, South Korea (see Note 2).

Summary of Cash and Revolver Capacity

	June 30, 2019
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$404	$445	$671	$1,520
Revolver capacity	1,000	200	—	1,200
Revolver capacity committed to letters of credit	(37)	(40)	—	(77)
Total	$1,367	$605	$671	$2,643
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
During the six months ended June 30, 2019, our operating activities yielded consolidated operating cash inflows of $613 million, which is an increase of $209 million from the six months ended June 30, 2018 primarily due to favorable changes in working capital and an increase in income from operations. We believe that our cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations and our total estimated financing activities during the next 12 months. However, if needed, our existing cash and cash equivalents and our revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments.
During the six months ended June 30, 2019, we paid $579 million in interest, which includes $234 million of interest associated with our debt and $345 million of interest related to our financing obligations and the Golf Course Use Agreement. Our capital expenditures were $434 million during the six months ended June 30, 2019 in support of our ongoing property renovations. See “Capital Spending and Development” below.
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
Debt and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $8.9 billion in face value of debt outstanding and $10.0 billion of failed sale-leaseback financing obligations as of June 30, 2019. As a result, a significant portion of our liquidity needs are for debt service, including significant interest and principal payments associated with our financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $263 million for the remainder of 2019 and $11.1 billion thereafter to maturity and our estimated financing obligations are $394 million for the remainder of 2019 and $37.3 billion thereafter to maturity.

Financing Activities as of June 30, 2019

	Remaining	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Annual maturities of long-term debt	$33	$64	$64	$64	$64	$8,655	$8,944
Estimated interest payments	230	440	430	420	400	500	2,420
Total debt service payments (1)	263	504	494	484	464	9,155	11,364
Financing obligations - principal	10	23	26	28	33	8,429	8,549
Financing obligations - interest	384	777	788	799	814	25,589	29,151
Total financing obligation payments (2)	394	800	814	827	847	34,018	37,700
Total financing activities	$657	$1,304	$1,308	$1,311	$1,311	$43,173	$49,064
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and borrowings under our revolving credit facility, if any. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the ten interest rate swap agreements (see Note 6). Actual payments may differ from these estimates.

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
As described in Note 2 to our financial statements, we are party to a joint venture referred to as the Korea JV that we consolidate into our financial statements. The purpose of the Korea JV is to develop, acquire, own and operate a resort casino in Incheon, South Korea. To finance construction of the project, the Korea JV intends to incur debt in the amount of $575 million to $675 million to supplement the equity capital being contributed by us and our joint venture partner. This debt will, when incurred, be included on our Balance Sheets.
We are continually evaluating opportunities to improve our capital structure and will seek to refinance our financial obligations or otherwise engage in transactions impacting our capital structure when market and other conditions are attractive to us. These transactions may involve refinancing, new senior credit facilities, tender or exchange offers, issuance of new bonds and/or sale-leasebacks.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, and online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities or established debt programs, while cash used for development projects is typically funded from our established debt programs, specific project financing, or additional debt offerings.

Summary of Consolidated Capital Expenditures

	Six Months Ended June 30,		Increase/ (Decrease)
(In millions)	2019	2018
Maintenance (1)	$314	$180	$134
Development (2)	120	35	85
Total capital expenditures	$434	$215	$219

Included in capital expenditures:
Capitalized payroll costs	$6	$5
Capitalized interest	12	3
For the six months ended June 30, 2019, capital expenditures were primarily related to hotel renovation projects at certain properties, the development of a casino resort project in Incheon, South Korea and a new convention center in Las Vegas (“CAESARS FORUM”).
Our projected capital expenditures for 2019 range from $850 million to $1 billion. We expect to fund capital expenditures from cash flows generated by operating activities.
Our projected maintenance capital expenditures for 2019 range from $375 million to $450 million and include estimates for:

•	Hotel remodeling projects at Harrah’s Las Vegas, Paris Las Vegas, Harrah’s Atlantic City, and Horseshoe Southern Indiana; and

•	Information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
Our projected development capital expenditures for 2019 range from $475 million to $550 million and include estimates for:

•	Development of CAESARS FORUM and Sportsbooks in various states; and

•	Development of a casino resort project in Incheon, South Korea through the Korea JV.
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
We are considering divestiture opportunities of non-strategic assets and properties. If the completion of a sale is more likely than not to occur, we may recognize impairment charges for certain of our properties to the extent current expected proceeds are below our carrying value and such impairments may be material.
Related Party Transactions
For a description of the nature and extent of related party transactions, see Note 15.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in MD&A of the 2018 Annual Report. There have been no changes to these policies during the six months ended June 30, 2019.
Recently Issued Accounting Standards
See Note 3 for discussions of the adoption and potential effects of recently issued accounting standards.

Contractual Obligations and Commitments
Material changes to our aggregate indebtedness, if any, are described in Note 9.
Except as described in Note 8, as of June 30, 2019, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2018 Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to the Merger, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission (“SEC”).
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•
risks related to the Merger, including, but not limited to: (1) the inability to complete the Merger due to the failure to obtain stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger, including the receipt of all gaming and other regulatory approvals related to the Merger; (2) uncertainties as to the timing of the completion of the Merger and the ability of each party to complete the Merger; (3) disruption of our current plans and operations; (4) the inability to retain and hire key personnel; (5) competitive responses to the Merger; (6) termination fees and unexpected costs, charges or expenses resulting from the Merger; (7) the outcome of any legal proceedings that could be instituted against us or our directors related to the Merger Agreement; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger; (9) the inability to obtain, or delays in obtaining, cost savings and synergies from the Merger; (10) delays, challenges and expenses associated with integrating the combined companies’ existing businesses and the indebtedness planned to be incurred in connection with the Merger; and (11) legislative, regulatory and economic developments;

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

•	the ability to take advantage of opportunities to grow our revenue;

•	the ability to use net operating losses to offset future taxable income as anticipated;

•	the ability to realize all of the anticipated benefits of current or potential future acquisitions or divestitures;

•	the ability to effectively compete against our competitors;

•	the financial results of our consolidated businesses;

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

•	our ability to recoup costs of capital investments through higher revenues;

•	growth in consumer demand for non-gaming offerings;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition;

•	our ability to protect our intellectual property rights and damages caused to our brands due to the unauthorized use of our brand names by third parties in ways outside of our control;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the ability to execute on our brand licensing and management strategy is subject to third-party agreements and other risks associated with new projects;

•	not being able to realize all of our anticipated cost savings;

•	our ability to attract, retain and motivate employees, including in connection with the Merger;

•	our ability to retain our performers or other entertainment offerings on acceptable terms or at all;

•	the risk of fraud, theft, and cheating;

•	seasonal fluctuations resulting in volatility and an adverse effect on our operating results;

•	any impairments to goodwill, indefinite-lived intangible assets, or long-lived assets that we may incur;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, and building permit issues;

•
the impact of adverse legal proceedings and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions (such as the outcome of the British Gambling Commission’s review of CEUK operations), and fines and taxation;

•
acts of war or terrorist incidents, severe weather conditions, uprisings, or natural disasters, including losses therefrom, losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain facilities of ours;

•	fluctuations in energy prices;

•	work stoppages and other labor problems;

•	our ability to collect on credit extended to our customers;

•	the effects of environmental and structural building conditions relating to our properties and our exposure to environmental liability, including as a result of unknown environmental contamination;

•	a disruption, failure, or breach of our network, information systems, or other technology, or those of our vendors, on which we are dependent;

•	risks and costs associated with protecting the integrity and security of internal, employee, and customer data;

•	access to insurance for our assets on reasonable terms;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” in Part II, Item 1A of this report and in Part 1, Item 1A of our 2018 Annual Report.
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
Of our $8.9 billion face value of debt, as of June 30, 2019, we have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt, and $3.1 billion of debt remains subject to variable interest rates for the term of the agreement. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We do not purchase or hold any derivative financial instruments for trading purposes. See Note 6 for additional information.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
There have not been any other changes in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following updated risk factors supplement and amend, as applicable, the existing risk factors set forth in our 2018 Annual Report.
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
Risks Relating to the Merger
The Merger is subject to a number of conditions, including the receipt of regulatory and stockholder approvals, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
On June 24, 2019, we entered into the Merger Agreement with Eldorado and Merger Sub, pursuant to which Merger Sub will merge with and into Caesars with Caesars continuing as the surviving corporation and direct wholly owned subsidiary of Eldorado.
Each of Eldorado’s and Caesars’ obligation to complete the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (1) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and receipt of required gaming approvals, (2) the absence of any governmental order or law prohibiting the completion of the Merger, (3) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Caesars Common Stock, (4) the approval by Eldorado stockholders of the issuance of shares of Eldorado Common Stock in the Merger, (5) the effectiveness of the registration statement for Eldorado Common Stock to be issued in the Merger and the authorization for listing of those shares on the Nasdaq Stock Market, (6) absence of a material adverse effect on the other party, (7) the accuracy of the other party’s representations and warranties, subject to customary materiality standards, (8) compliance of the other party with its respective covenants under the Merger Agreement in all material respects and (9) conversion or certain amendments of, or another mutually agreed arrangement with respect to, the CEC Convertible Notes.

The failure to satisfy all of the required conditions, or having to make significant changes to the structure, terms or conditions of the Merger to obtain any required regulatory approvals, could delay the completion of the Merger by a significant period of time, increase the costs associated with completing the Merger or prevent the Merger from occurring. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to completion of the Merger will be satisfied or waived, and if satisfied or waived, when they will be satisfied or waived. In addition, other factors, such as delays, challenges and expenses associated with the indebtedness planned to be incurred in connection with the Merger, may affect when and whether the Merger will occur. The Merger Agreement contains termination rights for each of Caesars and Eldorado if the Merger is not completed by June 24, 2020, which date will be extended automatically until September 24, 2020 and thereafter until December 24, 2020, if all conditions precedent, other than the expiration of the waiting period under the HSR Act and/or receipt of required gaming approvals, have been satisfied or are capable of being satisfied.
Our stockholders cannot be certain of the date they will receive the merger consideration or of the aggregate value of the merger consideration they will receive.
The date that our stockholders will receive the merger consideration depends on the Closing Date, which is uncertain. The Closing Date may be later than the date of the special meeting of our stockholders to approve the Merger, and at the time of such special meeting, our stockholders will not know the exact market value of the Eldorado Common Stock that they may receive upon completion of the Merger.
Upon completion of the Merger, each share of Caesars Common Stock will be converted into merger consideration consisting of either cash consideration or stock consideration in the form of shares of Eldorado Common Stock, or a mix of both, pursuant to the terms of the Merger Agreement.
The amount of and value of the merger consideration that our stockholders will receive will fluctuate based on the market price of shares of Eldorado Common Stock, regardless of whether they receive cash consideration or stock consideration, or a mix of both. The merger consideration that our stockholders will receive for each share of Caesars Common Stock will be based on the Eldorado Common Stock VWAP. Both the closing price of shares of Eldorado Common Stock on the Closing Date and the Eldorado Common Stock VWAP may vary from the closing price of shares of Eldorado Common Stock on the date that Caesars and Eldorado announced the Merger, on the date of this report, on the date of the special meeting of our stockholders to approve the Merger, on the date that a stockholder elects to receive cash consideration or stock consideration in the Merger or on any other date. Any change in the market price of shares of Eldorado Common Stock prior to the completion of the Merger will affect the value of the merger consideration that our stockholders will receive upon completion of the Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Caesars’ and Eldorado’s respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond our control. Accordingly, at the time of the special meeting of our stockholders to approve the Merger and at the time that our stockholders make elections to receive cash consideration or stock consideration in the Merger, our stockholders will not know or be able to calculate the amount of the cash consideration or stock consideration they would receive or the value of the shares of Eldorado Common Stock they would receive upon completion of the Merger.
Our stockholders may receive a form of consideration different from what they elect.
Although each holder of shares of Caesars Common Stock may elect to receive all cash or all shares of Eldorado Common Stock in the Merger, or cash for certain shares of Caesars Common Stock and shares of Eldorado Common Stock for other shares, the pool of the aggregate cash and shares of Eldorado Common Stock representing the merger consideration for all of our stockholders is fixed. As a result, if either the aggregate cash elections or the aggregate stock elections exceed the maximum available, and certain of our stockholders choose the consideration election that exceeds the maximum available, some or all of their consideration may be in a form that they did not choose.
The Merger Agreement limits our ability to pursue alternative transactions to the Merger.
The Merger Agreement also prohibits Caesars and Eldorado from soliciting competing acquisition proposals, except that, subject to customary exceptions and limitations, prior to receiving stockholder approval, Caesars and Eldorado may, as applicable, provide information to, and negotiate with, a third party that makes an unsolicited acquisition proposal if the board of directors of Caesars or Eldorado, as applicable, determines that such acquisition proposal would reasonably be expected to result in a superior proposal with respect to an alternative transaction and failure to take such actions would be reasonably likely to be inconsistent with its fiduciary duties under applicable law.
This restriction limits our ability to affirmatively seek offers from other possible acquirers that may be superior to the Merger. If we receive an unsolicited proposal from a third party that our board of directors determines is a superior proposal with respect to an alternative transaction, our board of directors may withdraw or otherwise change its recommendation of the Merger. If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of our board of directors in favor of the Merger, entry by Caesars into an alternative transaction or in certain circumstances following the failure of our stockholders to approve the Merger, we will be required to pay Eldorado a termination fee of approximately $418.4 million. In addition, each party is obligated to reimburse the other party’s expenses for an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the failure to obtain the required approval of such party’s stockholders (creditable against any termination fee that may subsequently be paid by such party). This termination fee and reimbursement of expenses may make it less likely that a third party will make an alternative acquisition proposal for us.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially and adversely affect our stock and/or bond prices, operating results, financial position and/or cash flows or result in a loss of employees, customers, members, providers or suppliers.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger or termination of the Merger Agreement, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Eldorado’s prior written consent. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations.
Our employees, customers, members, providers and suppliers may experience uncertainties about the effects of the Merger. In connection with the Merger, it is possible that some customers, members, providers, suppliers and other parties with whom we have, or seek to establish, a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship or key commercial agreements with us, or not to establish a relationship with us, as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following the completion of the Merger, which may materially and adversely affect our ability to attract and retain key employees, and current employees may lose productivity as a result of such uncertainty. If any of these effects were to occur, it could materially and adversely impact our stock and/or bond prices, operating results, financial position and/or cash flows.
Failure to complete the Merger could negatively impact our stock and/or bond prices, operating results, financial position and/or cash flows.
If the Merger is not completed for any reason, our ongoing businesses may be materially and adversely affected, we will not have realized any of the potential benefits of having completed the Merger, and we will be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock and/or bond prices, which may reflect a market assumption that the Merger will be completed, and from our customers, vendors, joint-venture partners, other third parties, regulators and employees;

•
we may lose key employees during the period in which we and Eldorado are pursuing the Merger, which may adversely affect us in the future if we are not able to hire and retain qualified personnel to replace departing employees;

•
matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management and key employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•	we may not be able to respond effectively to competitive pressures, industry developments and future business opportunities;

•	in certain circumstances, we may be required to pay a $418.4 million termination fee to Eldorado, as well as reimburse Eldorado’s expenses in amount not to exceed $50.0 million;

•	we would have incurred significant expenses relating to the Merger that we may be unable to recover; and

•	we could be subject to litigation related to our failure to complete the Merger or to perform our obligations under the Merger Agreement.
There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect our stock and/or bond prices, operating results, financial position and/or cash flows.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to, and reimburse certain expenses of, Eldorado.
If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of our board of directors in favor of the Merger, entry by Caesars into an alternative transaction or in certain circumstances following the failure of our stockholders to approve the Merger, we would be required to pay a termination fee of approximately $418.4 million. In addition, each party is obligated to reimburse the other party’s expenses for an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the failure to obtain the required approval of such party’s stockholders (creditable against any termination fee that may subsequently be paid by such party).
If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay, together with any reimbursement of expenses, may require us to use available cash that would have otherwise been available for general corporate purposes and other matters.
We have incurred, and will continue to incur, substantial transaction fees and Merger-related costs in connection with the Merger.
We have incurred, and will continue to incur, non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Merger, combining the operations of the two companies and achieving desired synergies. Additional unanticipated costs may be incurred in the course of the integration of the businesses of Caesars and Eldorado. The companies cannot be certain that the realization of other benefits related to the integration of the two businesses will offset the transaction and Merger-related costs in the near term, or at all.
Upon completion of the Merger, holders of shares of Caesars Common Stock will become holders of shares of Eldorado Common Stock and the market price for Eldorado Common Stock may be affected by factors different from those that historically have affected Caesars.
Upon completion of the Merger, holders of shares of Caesars Common Stock will become holders of shares of Eldorado Common Stock. Eldorado’s businesses differ from those of Caesars, and accordingly the results of operations of Eldorado will be affected by some factors that are different from those currently affecting the results of operations of Caesars. For a discussion of risk factors to consider in connection with Eldorado’s businesses, see Part I, Item 1A of Eldorado’s Annual Report on Form 10-K for the year ended December 31, 2018.
Litigation against Caesars, Eldorado and/or the members of their respective boards of directors could challenge the Merger and prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
It is possible that stockholders of Caesars and/or Eldorado may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name Caesars, Eldorado and/or the members of their respective boards of directors as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay completion of the Merger in the expected timeframe, or may prevent the Merger from being completed at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the completion of the Merger and ongoing business activities, which could adversely affect the operation of our business.
One of the conditions to completion of the Merger is the absence of any governmental order or law prohibiting the completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting the completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.
Following the Merger, the combined company will be subject to a number of uncertainties and risks that could affect its stock price, operating results, financial position and/or cash flows.
Following the Merger, the combined company will be subject to a number of uncertainties and risks, including the following:

•
the integration of Caesars and Eldorado following the Merger may present significant challenges, and we cannot be sure that the combined company will be able to realize the anticipated benefits of the Merger in the anticipated time frame or at all;

•	the combined company may be unable to realize anticipated cost synergies to the extent and within the time expected, and may incur additional costs in order to realize these cost synergies;

•
the combined company will have a substantial amount of indebtedness outstanding following the Merger and may incur additional indebtedness in the future, which could restrict the combined company’s ability to pay dividends and fund working capital and planned capital expenditures;

•
the composition of the combined company’s board of directors will be different than the composition of Caesars’ current board of directors, which may affect the strategy and operations of the combined company;

•	regulatory agencies may impose terms and conditions on approvals of the Merger that could adversely affect the projected financial results of the combined company;

•
substantial costs will be incurred in connection with the Merger, including costs associated with integrating the businesses of Caesars and Eldorado and transaction expenses arising from the Merger, which could adversely affect the projected financial results of the combined company;

•
following the Merger and the transactions contemplated by the Master Transaction Agreement, the combined company and its subsidiaries will be required to pay a significant portion of their cash flow from operations to third parties pursuant to leasing and related arrangements;

•
the announcement or completion of the Merger may trigger change in control or other provisions in certain of Caesars’ and Eldorado’s commercial agreements, which could adversely affect the projected financial results of the combined company;

•	Caesars’ stockholders will have a reduced ownership and voting interest in the combined company and, as a result, will exercise less influence over management;

•	Caesars’ stockholders will have different rights under the combined company’s governing documents than they do currently under Caesars’ governing documents;

•
the market price of the combined company’s common stock may be affected by factors different from those affecting Caesars Common Stock prior to the completion of the Merger, and may decline as a result of the Merger; and

•	business may suffer if the combined company does not succeed in attracting and retaining existing and additional personnel.
There can be no assurance that the risks described above, or other risks and challenges inherent in the combination of two businesses of the size, scope and complexity of Caesars and Eldorado, will not materialize. If any of those risks materialize, they may materially and adversely affect the combined company’s stock and/or bond prices, operating results, financial position and/or cash flows.
We intend to file with the SEC a proxy statement and other relevant materials in connection with the Merger Agreement and the Merger. WE URGE OUR STOCKHOLDERS TO READ THE PROXY STATEMENT AND THE OTHER RELEVANT MATERIALS WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER, INCLUDING, BUT NOT LIMITED TO, OTHER RISKS RELATING TO THE MERGER. The proxy statement and other relevant materials (when they become available), and any other documents filed by us or Eldorado with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov.
For a discussion of additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
With respect to the Merger, outstanding options and other equity awards issued under Caesars’ stock plans will be treated in the manner set forth in the Merger Agreement, as described more fully under Note 1 — Description of Business. If employees of Caesars (or any of its subsidiaries) are terminated within twenty-four months of the completion of the Merger by the surviving corporation without “cause” or by the employee for “good reason” (each, as defined below), then all outstanding equity awards that were assumed by the surviving corporation in the Merger will accelerate upon termination (subject to certain conditions, including signing a standard release of claims). Additionally, 2019 bonus payments will continue to be made in accordance with the current terms of the programs. If the completion of the Merger occurs prior to the regular 2019 bonus payment date, then payments will be made based on actual performance within thirty days thereof, subject to continued employment through the payment date. If an employee is terminated without “cause” or by the employee for “good reason” prior to the payment date, employees will receive a 2019 bonus based on target performance and pro-rated for the number of days such employee was employed during 2019 (subject to certain conditions, including signing of a standard release of claims).
For purposes of the above, “cause” and “good reason” have the meanings provided in an applicable employment agreement between the employee and Caesars (or its subsidiaries) if such an agreement exists and contains a definition of “cause” or “good reason,” as applicable, or, if no such agreement exists or such agreement does not contain a definition of “cause” or “good reason,” as applicable, then such term has the meaning provided in the Caesars Entertainment Corporation 2017 Performance Incentive Plan.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	—	8-K	—	2.1	6/25/2019

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	10-K	12/31/2011	3.7	3/15/2012

3.2	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	S-8	—	4.2	10/6/2017

3.3	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	S-8	—	4.3	10/6/2017

3.4	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	S-8	—	4.4	10/6/2017

3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	__	8-K	—	3.1	7/2/2019

3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	__	8-K	—	3.2	7/2/2019

3.7	Bylaws of Caesars Entertainment Corporation, dated March 28, 2019.	__	10-Q	3/31/2019	3.1	5/2/2019

†10.1	Employment Agreement, by and between Caesars Enterprise Services, LLC and Anthony P. Rodio, dated as of April 15, 2019.	__	8-K	—	10.1	4/17/2019

†10.2	Amendment No. 2 to Employment Agreement, effective as of April 29, 2019, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	10-Q	3/31/2019	10.4	5/2/2019

10.3	Voting and Support Agreement, dated as of June 24, 2019, by and between Caesars Entertainment Corporation and Recreational Enterprises, Inc.	—	8-K	—	10.1	6/25/2019

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X				8/6/2019

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X				8/6/2019

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X				8/6/2019

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X				8/6/2019

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

August 6, 2019	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer