Form 10-Q
period 2019-09-30
CAESARS ENTERTAINMENT Corp
filed 2019-11-05
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common stock, $0.01 par value	680,655,099

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents ($10 and $14 attributable to our VIEs)	$1,313	$1,491
Restricted cash	137	115
Receivables, net	446	457
Due from affiliates, net	22	6
Prepayments and other current assets ($6 and $6 attributable to our VIEs)	200	155
Inventories	38	41
Assets held for sale	556	—
Total current assets	2,712	2,265
Property and equipment, net ($177 and $137 attributable to our VIEs)	14,988	16,045
Goodwill	4,038	4,044
Intangible assets other than goodwill	2,850	2,977
Restricted cash	73	51
Deferred income taxes	9	10
Deferred charges and other assets ($30 and $35 attributable to our VIEs)	805	383
Total assets	$25,475	$25,775

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($81 and $41 attributable to our VIEs)	$415	$399
Accrued expenses and other current liabilities ($2 and $1 attributable to our VIEs)	1,300	1,217
Interest payable	134	56
Contract liabilities	192	144
Current portion of financing obligations	22	20
Current portion of long-term debt	64	164
Total current liabilities	2,127	2,000
Financing obligations	10,045	10,057
Long-term debt	8,514	8,801
Deferred income taxes	591	730
Deferred credits and other liabilities ($8 and $5 attributable to our VIEs)	1,731	849
Total liabilities	23,008	22,437
Commitments and contingencies (Note 8)
Stockholders’ equity
Caesars stockholders’ equity	2,388	3,250
Noncontrolling interests	79	88
Total stockholders’ equity	2,467	3,338
Total liabilities and stockholders’ equity	$25,475	$25,775

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues
Casino	$1,131	$1,102	$3,340	$3,147
Food and beverage	411	408	1,216	1,182
Rooms	409	395	1,202	1,150
Other revenue	217	213	611	600
Management fees	15	16	45	46
Reimbursed management costs	53	51	159	151
Net revenues	2,236	2,185	6,573	6,276
Operating expenses
Direct
Casino	636	623	1,887	1,750
Food and beverage	283	281	833	816
Rooms	125	121	364	355
Property, general, administrative, and other	477	474	1,404	1,357
Reimbursable management costs	53	51	159	151
Depreciation and amortization	255	295	743	843
Impairment of tangible and other intangible assets	380	—	430	—
Corporate expense	62	79	226	237
Other operating costs	33	29	86	128
Total operating expenses	2,304	1,953	6,132	5,637
Income/(loss) from operations	(68)	232	441	639
Interest expense	(341)	(341)	(1,033)	(1,005)
Other income/(loss)	27	109	(412)	338
Loss before income taxes	(382)	—	(1,004)	(28)
Income tax benefit	22	111	111	134
Net income/(loss)	(360)	111	(893)	106
Net (income)/loss attributable to noncontrolling interests	1	(1)	2	(1)
Net income/(loss) attributable to Caesars	$(359)	$110	$(891)	$105

Earnings/(loss) per share - basic and diluted
Basic earnings/(loss) per share	$(0.53)	$0.16	$(1.32)	$0.15
Diluted earnings/(loss) per share	$(0.53)	$0.14	$(1.32)	$0.15
Weighted-average common shares outstanding - basic	678	681	674	692
Weighted-average common shares outstanding - diluted	678	835	674	697

Comprehensive income/(loss)
Foreign currency translation adjustments	$(10)	$2	$(15)	$(17)
Change in fair market value of interest rate swaps, net of tax	(3)	11	(55)	24
Other	—	—	2	1
Other comprehensive income/(loss), net of income taxes	(13)	13	(68)	8
Comprehensive income/(loss)	(373)	124	(961)	114

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	4	1	6	4
Comprehensive loss attributable to noncontrolling interests	5	—	8	3
Comprehensive income/(loss) attributable to Caesars	$(368)	$124	$(953)	$117

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Caesars Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2018	$7	$(485)	$14,124	$(10,372)	$(24)	$3,250	$88	$3,338
Net loss	—	—	—	(217)	—	(217)	(1)	(218)
Stock-based compensation	—	(5)	21	—	—	16	—	16
Other comprehensive loss, net of tax	—	—	—	—	(13)	(13)	(2)	(15)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(2)	(2)
Other	—	3	—	—	—	3	—	3
Balance as of March 31, 2019	7	(487)	14,145	(10,589)	(37)	3,039	83	3,122
Net loss	—	—	—	(315)	—	(315)	—	(315)
Stock-based compensation	—	(10)	51	—	—	41	—	41
Other comprehensive loss, net of tax	—	—	—	—	(40)	(40)	—	(40)
Balance as of June 30, 2019	7	(497)	14,196	(10,904)	(77)	2,725	83	2,808
Net loss	—	—	—	(359)	—	(359)	(1)	(360)
Stock-based compensation	—	(2)	33	—	—	31	—	31
Other comprehensive loss, net of tax	—	—	—	—	(9)	(9)	(4)	(13)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	1	1
Balance as of September 30, 2019	$7	$(499)	$14,229	$(11,263)	$(86)	$2,388	$79	$2,467

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2017	$7	$(152)	$14,040	$(10,675)	$6	$3,226	$71	$3,297
Net loss	—	—	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	(12)	22	—	—	10	—	10
Other comprehensive income, net of tax	—	—	—	—	9	9	—	9
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	21	21
Other	—	(1)	—	—	—	(1)	—	(1)
Balance as of March 31, 2018	7	(165)	14,062	(10,709)	15	3,210	92	3,302
Net income	—	—	—	29	—	29	—	29
Stock-based compensation	—	—	21	—	—	21	—	21
Repurchase of common stock	—	(31)	—	—	—	(31)	—	(31)
Other comprehensive loss, net of tax	—	—	—	—	(11)	(11)	(3)	(14)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(2)	(2)
Other	—	1	—	—	—	1	—	1
Balance as of June 30, 2018	7	(195)	14,083	(10,680)	4	3,219	87	3,306
Net income	—	—	—	110	—	110	1	111
Stock-based compensation	—	—	16	—	—	16	—	16
Repurchase of common stock	—	(280)	—	—	—	(280)	—	(280)
Other comprehensive income/(loss), net of tax	—	—	—	—	14	14	(1)	13
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	1	1
Balance as of September 30, 2018	$7	$(475)	$14,099	$(10,570)	$18	$3,079	$88	$3,167

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2019	2018
Cash flows provided by operating activities	$865	$692
Cash flows from investing activities
Acquisition of Centaur, net of cash and restricted cash acquired	—	(1,578)
Acquisitions of property and equipment, net of change in related payables	(618)	(342)
Payments to acquire certain gaming rights	—	(10)
Proceeds from the sale and maturity of investments	11	30
Payments to acquire investments	(13)	(19)
Other	16	—
Cash flows used in investing activities	(604)	(1,919)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	—	1,167
Debt issuance costs and fees	—	(5)
Repayments of long-term debt and revolving credit facilities	(398)	(1,116)
Proceeds from sale-leaseback financing arrangement	—	508
Proceeds from the issuance of common stock	41	4
Repurchase of common stock	—	(311)
Taxes paid related to net share settlement of equity awards	(17)	(12)
Financing obligation payments	(15)	(11)
Contributions from noncontrolling interest owners	—	20
Distributions to noncontrolling interest owners	(1)	—
Cash flows provided by/(used in) financing activities	(390)	244

Change in cash, cash equivalents, and restricted cash classified as held for sale	(5)	—

Net decrease in cash, cash equivalents, and restricted cash	(134)	(983)
Cash, cash equivalents, and restricted cash, beginning of period	1,657	2,709
Cash, cash equivalents, and restricted cash, end of period	$1,523	$1,726

Supplemental Cash Flow Information:
Cash paid for interest	$853	$782
Cash paid for income taxes	5	5
Non-cash investing and financing activities:
Change in accrued capital expenditures	44	51
Deferred consideration for acquisition of Centaur	—	66

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In this filing, the name “CEC” refers to the parent holding company, Caesars Entertainment Corporation, exclusive of its consolidated subsidiaries and variable interest entities (“VIEs”), unless otherwise stated or the context otherwise requires. The words “Company,” “Caesars,” “Caesars Entertainment,” “we,” “our,” and “us” refer to Caesars Entertainment Corporation, inclusive of its consolidated subsidiaries and variable interest entities, unless otherwise stated or the context otherwise requires.
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
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). Caesars Entertainment operates a total of 54 properties in 14 U.S. states and five countries outside of the U.S., including 50 casino properties. Nine casinos are in Las Vegas, which represented 44% and 45%, respectively, of net revenues for the three and nine months ended September 30, 2019.
We lease certain real property assets from VICI Properties Inc. and/or its subsidiaries (“VICI”).
Proposed Merger of Caesars Entertainment Corporation with Eldorado Resorts, Inc.
On June 24, 2019, Caesars, Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), and Colt Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Eldorado (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Caesars (the “Merger”), with Caesars continuing as the surviving corporation and a direct wholly owned subsidiary of Eldorado. The transaction is expected to close in the first half of 2020. In connection with the Merger, Eldorado will change its name to Caesars Entertainment, Inc., subject to stockholder approval.
Based on the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration payable by Eldorado in respect of outstanding shares of common stock of Caesars (“Caesars Common Stock”) will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) if the applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, an amount equal to $0.003333 for each day (provided that such amount will not be payable if the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), has expired or been terminated but (to the extent required) the consents of the holders of the CEC Convertible Notes (as defined below) have not been obtained) from March 25, 2020 until the closing date of the Merger (the “Closing Date”), multiplied by (ii) a number of shares of Caesars Common Stock (the “Aggregate Caesars Share Amount”) equal to (A) 682,161,838 (which includes 8,271,660 shares being held in escrow trust to satisfy unsecured claims pursuant to the Third Amended Joint Plan of Reorganization, filed with the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318, which shares are not entitled to vote) plus (B) the number of shares of Caesars Common Stock issued after June 24, 2019 and prior to the effective time of the Merger pursuant to the exercise of certain equity awards issued under Caesars stock plans or conversion of the CEC Convertible Notes (the “Aggregate Cash Amount”); and (b) a number of shares of common stock of Eldorado (“Eldorado Common Stock”) equal to 0.0899 multiplied by the Aggregate Caesars Share Amount (the “Aggregate Eldorado Share Amount”). Each holder of shares of Caesars Common Stock will be entitled to elect to receive, for each share of Caesars Common Stock held by such holder, either an amount of cash or a number of shares of Eldorado Common Stock, with value (based on the Eldorado Common Stock VWAP, as defined below) equal to the Per Share Amount. The “Per Share Amount” is equal to (a) (i) the Aggregate Cash Amount, plus (ii) the product of (A) the Aggregate Eldorado Share Amount and (B) the volume weighted average price of a share of Eldorado Common Stock for a ten trading day period, starting with the opening of trading on the 11th trading day prior to the anticipated

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Closing Date to the closing of trading on the second to last trading day prior to the anticipated Closing Date (the “Eldorado Common Stock VWAP”), divided by (b) the Aggregate Caesars Share Amount.
Elections by Caesars stockholders are subject to proration such that the aggregate amount of cash paid in exchange for outstanding shares of Caesars Common Stock in the Merger will not exceed the Aggregate Cash Amount and the aggregate number of shares of Eldorado Common Stock issued in exchange for shares of Caesars Common Stock in the Merger will not exceed the Aggregate Eldorado Share Amount. Based on the number of shares of Eldorado Common Stock and Caesars Common Stock, and the principal amount of the CEC Convertible Notes, outstanding as of September 27, 2019, and assuming the Merger occurred on that date, Caesars stockholders who receive shares of Eldorado Common Stock in exchange for their shares of Caesars Common Stock in the Merger and holders of the CEC Convertible Notes (assuming that all CEC Convertible Notes are converted immediately following consummation of the Merger into $8.40 in cash and 0.0899 shares of Eldorado Common Stock for each share of Caesars Common Stock into which such CEC Convertible Notes were convertible immediately prior to the Merger) would be issued an aggregate of approximately 76 million shares of Eldorado Common Stock and would hold approximately 49%, in the aggregate, of the issued and outstanding shares of Eldorado Common Stock.
Outstanding options and other equity awards issued under Caesars’ stock plans will be treated in the manner set forth in the Merger Agreement. Upon completion of the Merger, any unexercised, vested, in-the-money stock options that are outstanding will be canceled in exchange for the Per Share Amount (or applicable portion thereof) in cash, reduced by the applicable exercise price. Unvested service-vesting stock options and restricted stock units will be converted into stock options and restricted stock units for Eldorado Common Stock and will retain their original vesting schedules. Performance-based stock options are expected to be canceled in connection with the consummation of the Merger. Performance stock units that are subject to total stockholder return performance-vesting conditions will be converted into performance stock units for Eldorado Common Stock and will continue to vest in accordance with their original terms, except the total stockholder return vesting conditions will be adjusted to be based on Eldorado’s total stockholder return performance. Performance stock units that are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDAR performance conditions will vest at closing and be exchanged for the Per Share Amount (or applicable portion thereof) in cash. For EBITDA- and EBITDAR-based performance stock units that are eligible to vest in respect of performance achieved during the year in which the closing occurs, such vesting will be based on performance of applicable goals through the end of the month prior to the close and extrapolated through the remainder of the performance period and for EBITDA- and EBITDAR-based performance stock units that are eligible to vest in respect of a performance period that has not yet commenced as of the Closing Date, such vesting will be based on target-level performance.
The Merger Agreement contains customary representations and warranties by each of Caesars and Eldorado, and each party has agreed to customary covenants. Each of Eldorado’s and Caesars’ obligation to consummate the Merger is subject to the satisfaction or waiver of certain conditions, including among others, the expiration or termination of any applicable waiting period under the HSR Act, the receipt of required regulatory and stockholder approvals, conversion or certain amendments of, or another mutually agreed arrangement with respect to, the CEC Convertible Notes, and other customary closing conditions.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On September 26, 2019, Eldorado and VICI entered into separate definitive Purchase and Sale Agreements (collectively, the “Real Estate Purchase Agreements”) to effect the purchase and sale of Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City for aggregate consideration of approximately $1.8 billion and an amendment to the terms of the existing CPLV and HLV single asset leases. In addition, following the closing of the transaction, which will result in a combination of these existing leases into a new Las Vegas master lease and an increase of approximately $99 million in the annual rent payment on the Las Vegas master lease, resulting in proceeds of approximately $1.4 billion, each subject to the consummation of the Merger, as well as certain customary closing conditions, including satisfactory due diligence reviews performed by VICI during a 90-day due diligence period and obtaining certain regulatory approvals, in each case as set forth in the Real Estate Purchase Agreements. Conditions to VICI’s acquisition of the land and real estate assets associated with Harrah’s New Orleans include, among others, certain amendments to the Harrah’s New Orleans lease and the Harrah’s New Orleans casino operating contract. On June 7, 2019, the Governor of the State of Louisiana signed into effect legislation that would enable a 30-year extension of the Harrah’s New Orleans casino operating contract to 2054, subject to Caesars’ compliance with certain requirements, including (i) a capital investment of $325 million by 2024 to improve the facility, add new restaurants and construct a new hotel, (ii) one-time “upfront” payments to the City of New Orleans and State of Louisiana totaling $25 million, (iii) additional one-time payments to the City of New Orleans and State of Louisiana totaling $40 million whether or not VICI purchases the leasehold interest in Harrah’s New Orleans, (iv) an annual payment to the Louisiana Gaming Control Board of $3.4 million in support of health research, subject to changes in the consumer price index, (v) an annual license payment to the Louisiana Gaming Control Board of $3 million starting in April 2022, (vi) an annual payment to the City of New Orleans of $6 million paid in quarterly installments, subject to changes in the consumer price index, and (vii) an increase in Caesars’ minimum annual state gaming tax payments from $60 million to $65 million starting in April 2022.
Potential Divestitures
We are considering divestiture opportunities of non-strategic assets and properties. If the completion of a sale is more likely than not to occur, we may recognize impairment charges for certain of our properties to the extent current expected proceeds are below our carrying value.
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
In order to conform to the current year’s presentation, for the three and nine months ended September 30, 2018, $7 million and $17 million, respectively, were reclassified from Direct operating expenses to Property, general, administrative, and other on our Statements of Operations with no effect on Net income/(loss).
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

(In millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,313	$1,491
Restricted cash, current	137	115
Restricted cash, non-current	73	51
Total cash, cash equivalents, and restricted cash	$1,523	$1,657

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
Consolidation of Korea Joint Venture
CEC has a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”). We determined that the Korea JV is a VIE and CEC is the primary beneficiary, and therefore, we consolidate the Korea JV into our financial statements. As of September 30, 2019, the construction schedule for the project has been delayed and discussions regarding the project costs between us and our JV partner remain ongoing. In addition, the external debt financing by the Korea JV has also been delayed, which has impacted the timing of equity capital contributions by us, and our joint venture partner, in accordance with our joint venture agreement. We are currently in discussions with our joint venture partner regarding the project costs and financing plan for the project, as well as evaluating all of our options under the terms of the joint venture agreement. Possible outcomes include completing the project and related financing as originally budgeted, adding an additional equity partner, selling all, or part, of the parties’ ownership interest in the Korea JV, liquidating the joint venture or taking any other steps including those that we may agree with our joint venture partner. These possible outcomes could result in a material impairment of assets of the Korea JV and could also change our conclusion that we are the primary beneficiary of the joint venture, which could result in a material charge upon deconsolidating the joint venture. As reported by the joint venture, and consolidated in our financial statements, total net assets of $130 million as of September 30, 2019, was primarily composed of property and equipment valued on a cost basis, net of construction payable, of which we have a 50% interest.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Emerald Resort & Casino, South Africa Disposition
In May 2019, we entered into an agreement to sell Emerald Resort & Casino located in South Africa for total proceeds of approximately $47 million. We own 70% of this property while the remaining 30% is owned by local minority partners. Total cash proceeds for our 70% ownership and other adjustments total approximately $38 million. The transaction is expected to close in the fourth quarter of 2019, subject to regulatory approvals and other customary closing conditions, at which time any gain would be recognized. Emerald Resort & Casino is included in our All Other segment. The following table summarizes assets and liabilities classified as held for sale.

(In millions)	September 30, 2019
Cash and cash equivalents	$5
Property and equipment, net	24
Goodwill	5
Intangible assets other than goodwill	10
Other	2
Assets held for sale	$46

Current liabilities	$4
Deferred credits and other liabilities	3
Liabilities held for sale included in Accrued expenses and other current liabilities	$7

Rio All-Suite Hotel & Casino Disposition
On September 20, 2019, Rio Properties, LLC, a subsidiary of CEC, (“Rio Properties”) entered into a Purchase and Sale Agreement and Joint Escrow Instructions with a company controlled by a principal of Imperial Companies LLC (“Imperial”), to effect the purchase and sale of certain assets of Rio All-Suite Hotel & Casino (“Rio”) for total proceeds of approximately $516 million (with an option for Imperial to use seller financing of $40 million). CRC also executed a guaranty of certain obligations of Rio Properties (including post-closing obligations with respect to the lease described below). The transaction is expected to close in the fourth quarter of 2019, subject to other customary closing conditions. Upon closing, we will lease the property from Imperial for an initial term of two years at an initial annual rent amount of approximately $45 million and continue to operate the property subject to the terms and conditions of the lease. Imperial will have a one-time renewal option to extend the lease term for up to an additional twelve months for a maximum fee of approximately $7 million. We have recorded an impairment charge to the land and buildings within Property and Equipment, net for $380 million, which includes $6 million related to selling costs, during the quarter ended September 30, 2019 as the carrying value is higher than the fair value. Rio is included in our Las Vegas segment. The following table summarizes the assets classified as held for sale.

(In millions)	September 30, 2019
Intangible assets other than goodwill	$11
Property and equipment, net	505
Fair value of assets held for sale	516
Estimated costs to sell	(6)
Assets held for sale	$510

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
(UNAUDITED)

The following ASUs were not effective as of September 30, 2019:
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 4 — Property and Equipment

(In millions)	September 30, 2019	December 31, 2018
Land	$4,217	$4,871
Buildings, riverboats, and leasehold and land improvements	11,916	12,243
Furniture, fixtures, and equipment	1,724	1,563
Construction in progress	606	406
Total property and equipment	18,463	19,083
Less: accumulated depreciation	(3,475)	(3,038)
Total property and equipment, net	$14,988	$16,045

Our property and equipment is subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases. See Note 7 for further discussion of our leases.
Depreciation Expense and Capitalized Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Depreciation expense	$238	$277	$690	$792
Capitalized interest	8	2	20	5

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2018	$342	$4,044	$2,635
Amortization	(53)	—	—
Impairments	—	—	(50)
Other	—	(1)	(3)
Transferred to assets held for sale	(1)	(5)	(20)
Balance as of September 30, 2019	$288	$4,038	$2,562

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2019				December 31, 2018
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Trade names and trademarks	1.3	$14	$(7)	$7	$14	$(3)	$11
Customer relationships	3.8	1,070	(803)	267	1,071	(756)	315
Contract rights	5.3	3	(2)	1	3	(2)	1
Gaming rights and other	4.7	43	(30)	13	43	(28)	15
		$1,130	$(842)	288	$1,131	$(789)	342
Non-amortizing intangible assets
Trademarks				776			790
Gaming rights				1,533			1,592
Caesars Rewards				253			253
				2,562			2,635
Total intangible assets other than goodwill				$2,850			$2,977
During the nine months ended September 30, 2019, we recognized an impairment charge of $50 million related to gaming rights due to a decline in recent performance and downgraded expectations for future cash flows at the properties of our subsidiary Caesars Entertainment UK (“CEUK”). We used the “Excess Earnings Method” for estimating the fair value.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of the date shown:
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2019
Assets
Government bonds	$17	$—	$17	$—
Total assets at fair value	$17	$—	$17	$—
Liabilities
Derivative instruments - interest rate swaps	$85	$—	$85	$—
Derivative instruments - CEC Convertible Notes	758	—	758	—
Disputed claims liability	50	—	50	—
Total liabilities at fair value	$893	$—	$893	$—

December 31, 2018
Assets
Government bonds	$15	$—	$15	$—
Derivative instruments - interest rate swaps	6	—	6	—
Total assets at fair value	$21	$—	$21	$—
Liabilities
Derivative instruments - interest rate swaps	$22	$—	$22	$—
Derivative instruments - CEC Convertible Notes	324	—	324	—
Disputed claims liability	45	—	45	—
Total liabilities at fair value	$391	$—	$391	$—

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The CEC Convertible Notes are convertible at the option of holders into a number of shares of CEC common stock that is equal to approximately 0.139 shares of CEC common stock per $1.00 principal amount of CEC Convertible Notes, which is equal to an initial conversion price of $7.19 per share. If all the shares were issued on October 6, 2017, they would have represented approximately 17.9% of the shares of CEC common stock outstanding on a fully diluted basis. The holders of the CEC Convertible Notes can convert them at any time after issuance. CEC can convert the CEC Convertible Notes beginning in October 2020 if the last reported sale price of CEC common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. As of September 30, 2019, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock are issuable upon conversion of the CEC Convertible Notes, of which 151 million shares are net of amounts held by CEC. As of September 30, 2019, the remaining life of the CEC Convertible Notes is approximately 5 years.
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the CEC Convertible Notes contain derivative features and qualify for derivative accounting. In accordance with ASC 815, CEC has bifurcated the conversion features of the CEC Convertible Notes and recorded a derivative liability. The CEC Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the CEC Convertible Notes are carried on CEC’s Balance Sheets at fair value in Deferred credits and other liabilities. The derivative liability is marked-to-market each measurement period and the changes in fair value of a gain of $26 million and a loss of $434 million for the three and nine months ended September 30, 2019, respectively, and a gain of $97 million and $282 million for the three and nine months ended September 30, 2018, respectively, were recorded as components of Other income/(loss) in the Statements of Operations. The derivative liability associated with the CEC Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.
Valuation Methodology
The CEC Convertible Notes have a face value of $1.1 billion, an initial term of 7 years, and a coupon rate of 5%.
As of September 30, 2019 and December 31, 2018, we estimated the fair value of the CEC Convertible Notes using a market-based approach that incorporated the value of both the straight debt and conversion feature of the notes. The valuation model incorporated actively traded prices of the CEC Convertible Notes as of the reporting date, the value of CEC’s equity into which these notes could convert, and assumptions regarding the incremental cost of borrowing for CEC. Since the key assumption used in the valuation model is the actively traded price of CEC Convertible Notes but the incremental cost of borrowing is an unobservable input, the fair value for the conversion features of the CEC Convertible Notes was classified as Level 2.
Key Assumptions as of September 30, 2019 and December 31, 2018:

•	Actively traded price of CEC Convertible Notes - $170.17 and $122.38, respectively

•	Incremental cost of borrowing - 5.0% and 7.0%, respectively
Interest Rate Swap Derivatives
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2019, we have entered into a total of ten interest rate swap agreements for notional amounts totaling $3.0 billion to fix the interest rate on variable rate debt. The interest rate swaps are designated as cash flow hedging instruments.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The major terms of the interest rate swap agreements as of September 30, 2019 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of September 30, 2019	Maturity Date
12/31/2018	250	2.274%	2.112%	12/31/2022
12/31/2018	200	2.828%	2.112%	12/31/2022
12/31/2018	600	2.739%	2.112%	12/31/2022
1/1/2019	250	2.153%	2.112%	12/31/2020
1/1/2019	250	2.196%	2.112%	12/31/2021
1/1/2019	400	2.788%	2.112%	12/31/2021
1/1/2019	200	2.828%	2.112%	12/31/2022
1/2/2019	250	2.172%	2.112%	12/31/2020
1/2/2019	200	2.731%	2.112%	12/31/2020
1/2/2019	400	2.707%	2.112%	12/31/2021

Valuation Methodology
The estimated fair values of our interest rate swap derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. The interest rate swap derivative instruments are included in Deferred credits and other liabilities on our Balance Sheets as of September 30, 2019. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. None of our derivative instruments are offset and all were classified as Level 2.
Financial Statement Impact
The effect of derivative instruments designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income/(loss) (“AOCI”) before tax was a loss of $8 million and $69 million during the three and nine months ended September 30, 2019, respectively, and a gain of $14 million and $31 million during the three and nine months ended September 30, 2018, respectively. AOCI reclassified to Interest expense on the Statements of Operations was $3 million and $4 million for the three and nine months ended September 30, 2019, respectively, and zero for each of the three and nine months ended September 30, 2018. The estimated amount of existing losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $28 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income/(Loss)
The changes in AOCI by component, net of tax, for the quarterly periods through September 30, 2019 and 2018 are shown below.

(In millions)	Unrealized Net Gains/(Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2018	$(13)	$(9)	$(2)	$(24)
Other comprehensive income/(loss) before reclassifications	(17)	2	2	(13)
Total other comprehensive income/(loss), net of tax	(17)	2	2	(13)
Balances as of March 31, 2019	$(30)	$(7)	$—	$(37)
Other comprehensive loss before reclassifications	(36)	(5)	—	(41)
Amounts reclassified from accumulated other comprehensive loss	1	—	—	1
Total other comprehensive loss, net of tax	(35)	(5)	—	(40)
Balances as of June 30, 2019	$(65)	$(12)	$—	$(77)
Other comprehensive loss before reclassifications	(6)	(6)	—	(12)
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Total other comprehensive loss, net of tax	(3)	(6)	—	(9)
Balances as of September 30, 2019	$(68)	$(18)	$—	$(86)

Balances as of December 31, 2017	$—	$9	$(3)	$6
Other comprehensive income before reclassifications	4	1	4	9
Total other comprehensive income, net of tax	4	1	4	9
Balances as of March 31, 2018	$4	$10	$1	$15
Other comprehensive income/(loss) before reclassifications	9	(17)	(3)	(11)
Total other comprehensive income/(loss), net of tax	9	(17)	(3)	(11)
Balances as of June 30, 2018	$13	$(7)	$(2)	$4
Other comprehensive income before reclassifications	11	3	—	14
Total other comprehensive income, net of tax	11	3	—	14
Balances as of September 30, 2018	$24	$(4)	$(2)	$18

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
The changes in fair value related to the disputed claims liability was a gain of $1 million and a loss of $14 million for the three and nine months ended September 30, 2019, respectively, and income of $13 million and $39 million for the three and nine months ended September 30, 2018, respectively, which were recorded as components of Other income/(loss) in the Statements of Operations.

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
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in our operations from third parties. As of September 30, 2019, the remaining term of our operating leases ranged from 1 to 72 years with various automatic extensions. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following are additional details related to leases recorded on our Balance Sheet as of September 30, 2019:

(In millions)	Balance Sheet Classification	September 30, 2019
Assets
Operating lease ROU assets (1)	Deferred charges and other assets	$453
Liabilities
Current operating lease liabilities (1)	Accrued expenses and other current liabilities	31
Non-current operating lease liabilities (1)	Deferred credits and other liabilities	479

____________________

(1)	As noted above, we have elected the short-term lease measurement and recognition exemption and do not establish ROU assets or liabilities for operating leases with terms of 12 months or less.
Maturity of Lease Liabilities as of September 30, 2019

(In millions)	Operating Leases
Remaining 2019	$18
2020	70
2021	70
2022	64
2023	62
Thereafter	890
Total	1,174
Less: present value discount	(664)
Lease liability	$510

Lease Costs

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2019
Operating lease expense	$17	$52
Short-term lease expense	31	80
Variable lease expense	4	10
Total lease costs	$52	$142

Other Information

(In millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$51

Weighted-Average Details

September 30, 2019
Weighted-average remaining lease term (in years)	21.8
Weighted-average discount rate	8.01%

Finance Leases
We have finance leases for certain equipment. As of September 30, 2019, our finance leases had remaining lease terms of up to 3 years, some of which include options to extend the lease terms in one month increments. Our finance lease ROU assets and liabilities were immaterial to our Financial Statements as of September 30, 2019.

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
Annual Estimated Failed Sale-Leaseback Financing Obligation Service Requirements as of September 30, 2019

	Remaining	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Financing obligations - principal	$5	$23	$26	$28	$33	$8,462	$8,577
Financing obligations - interest	193	777	788	799	814	25,556	28,927
Total financing obligation payments (1)	$198	$800	$814	$827	$847	$34,018	$37,504

____________________

(1)
Financing obligation principal and interest payments are estimated amounts based on the future minimum lease payments and certain estimates based on contingent rental payments. Actual payments may differ from the estimates.

Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three and nine months ended September 30, 2019, we recognized approximately $409 million and $1,202 million, respectively, in lease revenue related to lodging arrangements, which is included in Rooms revenue in the Statement of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statement of Operations, and during the three and nine months ended September 30, 2019, we recognized approximately $9 million and $36 million, respectively, in lease revenue related to conventions.
Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third-party lessees at our properties. As of September 30, 2019, the remaining terms of these operating leases ranged from 1 to 86 years, some of which include options to extend the lease term for

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

up to 5 years. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees.
Maturity of Lease Receivables as of September 30, 2019

(In millions)	Operating Leases
Remaining 2019	$18
2020	70
2021	64
2022	57
2023	52
Thereafter	812
Total	$1,073

Note 8 — Litigation, Contractual Commitments, and Contingent Liabilities
Litigation
Caesars is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.
Litigation Relating to the Merger
On September 5, 2019, a complaint was filed against Caesars and each member of the Caesars’ board of directors (the “Caesars Board”) in the United States District Court for the District of Delaware. The lawsuit, captioned Stein v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01656, alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 244.100, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff seeks (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint, (ii) if the Merger is consummated, rescission of the Merger or rescissory damages and (iii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
On September 9, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board, Eldorado and Merger Sub in the United States District Court for the District of Delaware. The lawsuit, captioned Palkon v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01679, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars and/or Eldorado violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff seeks, among other things, (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
On September 11, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the District of New Jersey. The lawsuit, captioned Romaniuk v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-17871, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff seeks (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also seeks an award of costs and expenses incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
On September 12, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board and Eldorado in the United States District Court for the District of Delaware. The lawsuit, captioned Gershman v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01720, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to (i) disclose certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) disclose certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) obtain a proper valuation for Caesars. The plaintiff seeks (i) to enjoin the defendants from proceeding with filing an amendment to the Eldorado S-4 (as defined below) and consummating the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
On September 13, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board and Eldorado in the Eighth Judicial District Court for Clark County, Nevada. The lawsuit, captioned Cazer v. Caesars Entertainment Corp., et al., Civil Action No. A-19-801900-C, asserts claims for breach of fiduciary duties against the Caesars Board and aiding and abetting breach of fiduciary duties against Caesars in connection with the Merger. The complaint alleges, among other things, that the members of the Caesars Board breached their fiduciary duties, and Caesars aided and abetted such breaches of fiduciary duties, by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff seeks (i) to compel the defendants to exercise their fiduciary duties to Caesars stockholders in connection with the Merger in accordance with the information discussed in the complaint and (ii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
Also on September 13, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Biasi v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-08547, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 229.1015, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff seeks (i) to enjoin the defendants from proceeding with the special meeting of Caesars’ stockholders to, among other things, adopt the Merger Agreement and consummating the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs and expenses incurred in the action, including reasonable expert fees and attorneys’ fees.
On September 26, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Marathon Capital LLC v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-08971, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff seeks (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also seeks an award of costs and expenses incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On October 18, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Yarbrough v. Caesars Entertainment Corp., et al., Case No. 1:19-cv-09650 (S.D.N.Y.), alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading definitive registration statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose material information regarding: (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff seeks: (i) to enjoin the shareholder vote on the Merger or consummation of the Merger; and (ii) rescission of the Merger, to the extent it closes. The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
We believe the claims asserted in each of the above described complaints are without merit and intend to vigorously defend against them.
Contractual Commitments
During the nine months ended September 30, 2019, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2018.
Exit Cost Accruals
As of September 30, 2019 and December 31, 2018, exit costs were included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the accompanying Balance Sheets for accruals related to the following:

(In millions)	Accrual Obligation End Date	September 30, 2019	December 31, 2018
Future obligations under land lease agreements (1)(2)	December 2092	$—	$43
Iowa greyhound pari-mutuel racing fund	January 2022	25	33
Permanent closure of Alea Leeds (2)	January 2032	—	10
Unbundling of electric service provided by NV Energy	February 2024	52	58
Total		$77	$144
____________________

(1)	Associated with the abandonment of a construction project near the Mississippi Gulf Coast.

(2)
As a result of the adoption of ASC 842, as of January 1, 2019, accruals associated with future obligations for leases not in use have been applied against the carrying amount of the ROU assets. See Note 7.

NV Energy
In September 2017, we filed our final notice to proceed with our plan to exit the fully bundled sales system of NV Energy for our Nevada properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service was completed in the first quarter of 2018 (the “Cease-Use Date”). As a result of our decision to exit, an order from the Public Utilities Commission of Nevada required that we pay an aggregate exit fee of $48 million, payable over three to six years. $31 million remained as an obligation at September 30, 2019 recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets.
For six years following the Cease-Use Date, we will also be required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity’s share of NV Energy’s portfolio of above-market renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. As of the effective date of the transition, total fees to be incurred were $31 million, which were accrued at its present value in the first quarter of 2018. As of September 30, 2019, $21 million remained as an obligation in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets. The amount will be adjusted in the future if actual fees incurred differ from our estimates.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and sports television networks for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities. As of September 30, 2019, obligations related to these agreements were $260 million with commitments extending through 2034.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Golf Course Use Agreement
On October 6, 2017, certain golf course properties were sold to VICI and CEOC LLC entered into a golf course use agreement (the “Golf Course Use Agreement”) with VICI. We recorded an obligation which represents the $10 million annual payment obligation under the Golf Course Use Agreement which exceeds the fair value of services being received. As of September 30, 2019, $144 million is recorded in Deferred credits and other liabilities.
The obligation is being amortized using the effective interest method over the term of the Golf Course Use Agreement which continues through October 2052 (assuming all extension options are exercised). Payments towards the obligation have been $3 million and $8 million, for the three and nine months ended September 30, 2019 and were $3 million and $8 million for the three and nine months ended September 30, 2018, respectively, and are reflected in Interest expense in our Statements of Operations.
Separation Agreement
On November 1, 2018, the Company announced that Mark P. Frissora, our former President and Chief Executive Officer, was leaving the Company. Subject to the terms of the separation agreement entered into between the Company and Mr. Frissora (as amended, the “Separation Agreement”), Mr. Frissora continued as President and Chief Executive Officer until his termination date of April 30, 2019. In connection with his Separation Agreement, upon his termination date, Mr. Frissora vested in all unvested equity and cash awards (with vesting of performance stock units and options remaining subject to achievement of applicable targets and options generally exercisable for two years after vesting). As a result of the separation, a total of $32 million of accelerated compensation expense was recognized through his exit date of April 30, 2019, of which an amount less than a million and $13 million was recognized during the three and nine months ended September 30, 2019, respectively.
Voluntary Severance Program

On October 10, 2019, in an effort towards achieving greater operational efficiency, the Company initiated a Voluntary Severance Program (“VSP”).  The VSP was offered to non-property, US-based corporate employees in management roles, as defined by the program, excluding certain revenue focused departments. The process for eligible employees to volunteer and be accepted was completed on October 28, 2019. We expect to record severance and stock compensation charges of up to $20 million during the fourth quarter related to this program.
Contingent Liabilities
Resolution of Disputed Claims
As previously disclosed in our 2018 Annual Report, CEOC and certain of its U.S. subsidiaries (collectively, the “Debtors”) emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Reorganization Plan”) on October 6, 2017. Any unresolved claims filed in the bankruptcy cases will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. The amounts submitted by claimants that remain unresolved total approximately $417 million. We estimate the fair value of these claims to be approximately $50 million as of September 30, 2019, which is based on management’s estimate of the claim amounts that the Bankruptcy Court will ultimately allow and the fair value of the underlying CEC common stock and CEC Convertible Notes held in escrow for the purpose of resolving those claims.
As of September 30, 2019, approximately $48 million in cash, 8 million shares of CEC common stock, and $32 million in principal value of CEC Convertible Notes remain in the escrow trust for distribution to holders of disputed claims whose claims may ultimately become allowed. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s Financial Statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Reorganization Plan.
Caesars United Kingdom UKGC Investigation
In June 2019, the British Gambling Commission (the “Commission” or “UKGC”) informed CEUK that it was initiating a license review of its British properties. The review relates to certain potential inadequacies in implementation of the CEUK Anti-Money Laundering policies and in CEUK’s social responsibility policy and customer monitoring. CEC is taking all necessary steps to remedy issues identified in its own review and disclosed to the Commission. At the present time, we believe a regulatory settlement is probable and have recorded a liability of $7 million. Given the uncertainty of the review, we do not have a better estimate of

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the outcome of the review or the potential settlement at this time; however, it is possible we will incur a loss that is higher than what we have recorded and the Commission may limit, condition, restrict, revoke, or suspend CEUK’s licenses.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance. Our total estimated self-insurance liability was $175 million and $173 million, respectively, as of September 30, 2019 and December 31, 2018.
Note 9 — Debt

	September 30, 2019				December 31, 2018
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (1)	$—	$—	$100
CRC Term Loan	2024	variable (2)	4,618	4,550	4,577
CEOC LLC Revolving Credit Facility	2022	variable (3)	—	—	—
CEOC LLC Term Loan	2024	variable (3)	1,224	1,222	1,483
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,083	1,083	1,083
CRC Notes	2025	5.25%	1,700	1,670	1,668
Special Improvement District Bonds	2037	4.30%	53	53	54
Total debt			8,678	8,578	8,965
Current portion of long-term debt			(64)	(64)	(164)
Long-term debt			$8,614	$8,514	$8,801

Unamortized discounts and deferred finance charges				$100	$110
Fair value			$8,699
____________________

(1)	London Interbank Offered Rate (“LIBOR”) plus 2.13%.

(2)	LIBOR plus 2.75%.

(3)	LIBOR plus 2.00%.
Annual Estimated Debt Service Requirements as of September 30, 2019

	Remaining	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Annual maturities of long-term debt	$16	$64	$64	$64	$64	$8,406	$8,678
Estimated interest payments	160	440	420	390	370	460	2,240
Total debt service obligation (1)	$176	$504	$484	$454	$434	$8,866	$10,918
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and borrowings under our revolving credit facilities, if any. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the ten interest rate swap agreements (see Note 6). Actual payments may differ from these estimates.

Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2019 and December 31, 2018 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months.
Borrowings under the revolving credit facilities are each subject to the provisions of the applicable credit facility agreements, which each have a contractual maturity of greater than one year. Amounts borrowed, if any, under the revolving credit facilities are intended to satisfy short-term liquidity needs and would be classified as current. As of September 30, 2019, $50 million of our revolving credit facilities were committed to outstanding letters of credit.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of September 30, 2019 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
The Company may elect, at its option, to prepay any borrowings outstanding under the CEOC LLC Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the CEOC LLC Credit Agreement). On September 13, 2019, we made a voluntary payment of $250 million toward the outstanding principal balance of our CEOC LLC Term Loan.
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
Note 10 — Stockholders' Equity
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the three and nine months ended September 30, 2018, we repurchased approximately 28 million shares and 31 million shares, respectively, for approximately $280 million and $311 million, respectively under the program recorded in Treasury stock. During the nine months ended September 30, 2019, there were no shares repurchased under the program. As of September 30, 2019, the maximum dollar value that may still be purchased under the program was $439 million.
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
Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Net income/(loss) attributable to Caesars	$(359)	$110	$(891)	$105
Dilutive effect of CEC Convertible Notes, net of tax	—	9	—	—
Adjusted net income/(loss) attributable to Caesars	$(359)	$119	$(891)	$105

Weighted-average common shares outstanding - basic	678	681	674	692
Dilutive potential common shares: Stock-based compensation awards	—	4	—	5
Dilutive potential common shares: CEC Convertible Notes	—	150	—	—
Weighted-average common shares outstanding - diluted	678	835	674	697

Basic earnings/(loss) per share	$(0.53)	$0.16	$(1.32)	$0.15
Diluted earnings/(loss) per share	$(0.53)	$0.14	$(1.32)	$0.15

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Stock-based compensation awards	18	1	22	1
CEC Convertible Notes	151	—	151	150
Total anti-dilutive common stock	169	1	173	151

Note 12 — Revenue Recognition
Receivables

(In millions)	September 30, 2019	December 31, 2018
Casino	$184	$188
Food and beverage and rooms (1)	75	62
Entertainment and other	68	77
Contract receivables, net	327	327
Real estate leases	12	15
Other	107	115
Receivables, net	$446	$457

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contract Liabilities

(In millions)	Caesars Rewards	Customer Advance Deposits	Total
Balance as of June 30, 2019 (1)	$71	$121	$192
Amount recognized during the period (2)	(34)	(158)	(192)
Amount accrued during the period	41	159	200
Balance as of September 30, 2019 (3)	$78	$122	$200

____________________

(1)	Includes lodging arrangement and convention contract liabilities accounted for under ASC 842. See Note 7 for further details.

(2)	Includes $5 million for Caesars Rewards and $3 million for Customer Advances recognized from the June 30, 2019 Contract liability balances.

(3)
$8 million included within Deferred credits and other liabilities as of September 30, 2019. Includes lodging arrangement and convention contract liabilities accounted for under ASC 842. See Note 7 for further details.

(In millions)	Caesars Rewards	Customer Advance Deposits	Total
Balance as of December 31, 2018 (1)	$66	$83	$149
Amount recognized during the period (2)	(99)	(457)	(556)
Amount accrued during the period	111	496	607
Balance as of September 30, 2019 (3)	$78	$122	$200
____________________

(1)	$5 million included within Deferred credits and other liabilities as of December 31, 2018.

(2)	Includes $30 million for Caesars Rewards and $65 million for Customer Advances recognized from the December 31, 2018 Contract liability balances.

(3)
$8 million included within Deferred credits and other liabilities as of September 30, 2019. Includes lodging arrangement and convention contract liabilities accounted for under ASC 842. See Note 7 for further details.

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Composition of Stock-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Corporate expense	$15	$13	$48	$41
Property, general, administrative, and other	4	4	14	14
Total stock-based compensation expense	$19	$17	$62	$55

Outstanding at End of Period

	September 30, 2019		December 31, 2018
	Quantity	Wtd-Avg (1)	Quantity	Wtd-Avg (1)
Stock options (2)	3,398,272	$13.68	8,360,365	$10.63
Restricted stock units (3)	11,335,211	11.12	13,455,092	11.51
Performance stock units (4)	1,574,182	11.66	1,466,183	6.79
Market-based stock units (5)	482,459	12.63	—	—
____________________

(1)
Represents weighted-average exercise price for stock options, weighted-average grant date fair value for RSUs, the price of CEC common stock as of the balance sheet date until a grant date is achieved for PSUs and the fair value of the MSUs determined using the Monte-Carlo simulation model.

(2)	During the nine months ended September 30, 2019, there were no grants of stock options and 4.8 million stock options were exercised.

(3)	During the nine months ended September 30, 2019, 5.2 million RSUs were granted under the 2017 PIP and 5.2 million RSUs vested.

(4)	During the nine months ended September 30, 2019, 975 thousand PSUs were granted under the 2017 PIP and 549 thousand PSUs vested.

(5)	During the nine months ended September 30, 2019, 703 thousand MSUs were granted under the 2017 PIP and 35 thousand MSUs vested.
Note 14 — Income Taxes
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Loss before income taxes	$(382)	$—	$(1,004)	$(28)
Income tax benefit	$22	$111	$111	$134
Effective tax rate	5.8%	*	11.1%	478.6%

____________________

*	Not meaningful.
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

The income tax benefit for the three and nine months ended September 30, 2019 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted and nondeductible expenses. The income tax benefit for the nine months ended September 30, 2019 also differed from the expected income tax benefit based on the federal tax rate of 21% due to state deferred tax expense from the election to treat one of CEOC LLC’s subsidiaries as a corporation for federal and state income tax purposes, which was effective January 1, 2019.

The income tax benefit for the three and nine months ended September 30, 2018 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the deferred tax benefit from the partial release of the federal valuation

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

allowance upon the acquisition of Centaur Holdings, LLC and the deferred tax benefit from revisions to the estimated deferred tax balances as of December 31, 2017 as a result of the Tax Cuts and Jobs Act (the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) (the “Tax Act”) offset by losses not tax benefitted and nondeductible expenses.

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
Note 15 — Related Party Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Transactions with Horseshoe Baltimore
Management fees	$2	$2	$7	$7
Allocated expenses	2	1	5	4

Transactions with Horseshoe Baltimore
As of September 30, 2019, our investment in Horseshoe Baltimore was 44.3% and was held as an equity method investment and considered to be a related party. These related party transactions include items such as casino management fees and the allocation of other general corporate expenses. A summary of the transactions with Horseshoe Baltimore is provided in the table above.
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities.
As of September 30, 2019 and December 31, 2018, Due from affiliates, net was $22 million and $6 million, respectively, and represented transactions with Horseshoe Baltimore.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Statements of Operations - By Segment

	Three Months Ended September 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$292	$781	$58	$—	$1,131
Food and beverage (1)	250	156	5	—	411
Rooms (1)	284	123	2	—	409
Management fees	—	—	16	(1)	15
Reimbursed management costs	—	1	52	—	53
Entertainment and other	113	54	11	(1)	177
Total contract revenues	939	1,115	144	(2)	2,196
Real estate leases (2)	34	4	—	—	38
Other revenues	—	—	2	—	2
Net revenues	$973	$1,119	$146	$(2)	$2,236

Depreciation and amortization	$121	$103	$31	$—	$255
Income/(loss) from operations	(155)	194	(107)	—	(68)
Interest expense	(82)	(143)	(116)	—	(341)
Other income/(loss) (3)	—	(2)	29	—	27
Income tax benefit (4)	—	—	22	—	22

	Three Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$249	$789	$64	$—	$1,102
Food and beverage	244	158	6	—	408
Rooms	271	124	—	—	395
Management fees	—	(2)	18	—	16
Reimbursed management costs	—	1	50	—	51
Entertainment and other	106	52	12	(2)	168
Total contract revenues	870	1,122	150	(2)	2,140
Other revenues	40	3	2	—	45
Net revenues	$910	$1,125	$152	$(2)	$2,185

Depreciation and amortization	$149	$129	$17	$—	$295
Income/(loss) from operations	141	172	(81)	—	232
Interest expense	(87)	(137)	(117)	—	(341)
Other income (3)	4	—	105	—	109
Income tax benefit (4)	—	—	111	—	111

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Condensed Statements of Operations - By Segment

	Nine Months Ended September 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$858	$2,293	$189	$—	$3,340
Food and beverage (1)	765	434	17	—	1,216
Rooms (1)	884	315	3	—	1,202
Management fees	—	—	46	(1)	45
Reimbursed management costs	—	2	157	—	159
Entertainment and other	318	141	37	(3)	493
Total contract revenues	2,825	3,185	449	(4)	6,455
Real estate leases (2)	105	8	1	—	114
Other revenues	—	—	4	—	4
Net revenues	$2,930	$3,193	$454	$(4)	$6,573

Depreciation and amortization	$368	$312	$63	$—	$743
Income/(loss) from operations	336	468	(363)	—	441
Interest expense	(248)	(428)	(357)	—	(1,033)
Other income/(loss) (3)	2	(1)	(413)	—	(412)
Income tax benefit (4)	—	—	111	—	111

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$817	$2,143	$187	$—	$3,147
Food and beverage	731	431	20	—	1,182
Rooms	833	315	2	—	1,150
Management fees	—	—	49	(3)	46
Reimbursed management costs	—	2	149	—	151
Entertainment and other	312	134	35	(4)	477
Total contract revenues	2,693	3,025	442	(7)	6,153
Other revenues	111	8	4	—	123
Net revenues	$2,804	$3,033	$446	$(7)	$6,276

Depreciation and amortization	$423	$371	$49	$—	$843
Income/(loss) from operations	535	389	(285)	—	639
Interest expense	(245)	(414)	(346)	—	(1,005)
Other income (3)	4	2	332	—	338
Income tax benefit (4)	—	—	134	—	134
____________________

(1)
As a result of the adoption of ASC 842, as of January 1, 2019, revenue generated from the lease components of lodging arrangements and conventions are no longer considered contract revenue under ASC 606, Revenue from Contracts with Customers. A portion of these balances relate to lease revenues under ASC 842. See Note 7 for further details.

(2)	Real estate leases revenue includes $13 million and $42 million of variable rental income for the three and nine months ended September 30, 2019, respectively.

(3)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(4)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.
Adjusted EBITDA - By Segment
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. Included in Adjusted EBITDA is property rent expense of $3 million and $9 million for the three and nine months ended September 30, 2019, respectively, related to certain land parcels leased from VICI.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$(237)	$49	$(171)	$—	$(359)
Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Income tax benefit (1)	—	—	(22)	—	(22)
Other (income)/loss (2)	—	2	(29)	—	(27)
Interest expense	82	143	116	—	341
Depreciation and amortization	121	103	31	—	255
Impairment of tangible and other intangible assets	380	—	—	—	380
Other operating costs (3)	7	4	22	—	33
Stock-based compensation expense	2	2	15	—	19
Other items (4)	1	—	15	—	16
Adjusted EBITDA	$356	$303	$(24)	$—	$635

	Three Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income attributable to Caesars	$58	$35	$17	$—	$110
Net income attributable to noncontrolling interests	—	—	1	—	1
Income tax benefit (1)	—	—	(111)	—	(111)
Other income (2)	(4)	—	(105)	—	(109)
Interest expense	87	137	117	—	341
Depreciation and amortization	149	129	17	—	295
Other operating costs (3)	13	6	11	(1)	29
Stock-based compensation expense	2	2	13	—	17
Other items (4)	2	1	23	1	27
Adjusted EBITDA	$307	$310	$(17)	$—	$600

	Nine Months Ended September 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$90	$39	$(1,020)	$—	$(891)
Net loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Income tax benefit (1)	—	—	(111)	—	(111)
Other (income)/loss (2)	(2)	1	413	—	412
Interest expense	248	428	357	—	1,033
Depreciation and amortization	368	312	63	—	743
Impairment of tangible and other intangible assets	380	—	50	—	430
Other operating costs (3)	12	16	58	—	86
Stock-based compensation expense	6	7	49	—	62
Other items (4)	3	2	55	—	60
Adjusted EBITDA	$1,105	$805	$(88)	$—	$1,822

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$294	$(24)	$(165)	$—	$105
Net income attributable to noncontrolling interests	—	1	—	—	1
Income tax benefit (1)	—	—	(134)	—	(134)
Other income (2)	(4)	(2)	(332)	—	(338)
Interest expense	245	414	346	—	1,005
Depreciation and amortization	423	371	49	—	843
Other operating costs (3)	42	13	73	—	128
Stock-based compensation expense	6	7	42	—	55
Other items (4)	5	4	67	—	76
Adjusted EBITDA	$1,011	$784	$(54)	$—	$1,741
____________________

(1)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.

(2)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(3)
Amounts primarily represent costs incurred in connection with development activities and reorganization activities, and/or recoveries associated with such items, including acquisition and integration costs, contract exit fees including exiting the fully bundled sales system of NV Energy for electric service at our Nevada properties, lease termination costs (2018 only), weather related property closure costs, severance costs, gains and losses on asset sales, demolition costs primarily at our Las Vegas properties for renovations, and project opening costs.

(4)
Amounts include other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses and transformation expenses, severance and relocation costs, litigation awards and settlements.

Condensed Balance Sheets - By Segment

	September 30, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,567	$8,627	$6,411	$(3,130)	$25,475
Total liabilities	5,799	5,785	11,434	(10)	23,008

	December 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,987	$8,565	$6,046	$(2,823)	$25,775
Total liabilities	5,730	5,143	11,267	297	22,437

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to Consolidated Condensed Financial Statements included in Item s1, “Unaudited Financial Statements.”
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2018 Annual Report.
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
Overview

We view each property as an operating segment and aggregate such properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. The way Caesars management assesses results and allocates resources is aligned with these segments.
Summary of Significant Events

The following are the significant events and drivers of performance. Accordingly, the remainder of the discussion and analysis of results should be read in conjunction with this summary.
Proposed Merger of Caesars Entertainment Corporation with Eldorado Resorts, Inc.
On June 24, 2019, Caesars, Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), and Colt Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Eldorado (“Merger Sub”), entered into an Agreement and Plan of Merger, as amended on August 15, 2019 (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Caesars (the “Merger”), with Caesars surviving the Merger as a direct wholly owned subsidiary of Eldorado. The transaction is expected to close in the first half of 2020, subject to all required regulatory approvals. In connection with the Merger, Eldorado will change its name to Caesars Entertainment, Inc., subject to stockholder approval. See Note 1.
The pending Merger may have significant effects on us, including, among others, the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, please refer to “Risk Factors” in Part II, Item 1A of this report.

Rio All-Suite Hotel & Casino Disposition
On September 20, 2019, Rio Properties, LLC, a subsidiary of CEC, entered into a Purchase and Sale Agreement and Joint Escrow Instructions with a company controlled by a principal of Imperial Companies LLC (“Imperial”), for certain assets of Rio All-Suite Hotel & Casino (“Rio”) for total proceeds of approximately $516 million with an option to use seller financing of $40 million. The transaction is expected to close in the fourth quarter of 2019, subject to other customary closing conditions. Upon closing, we will lease the property from Imperial for an initial term of two years at an annual rent amount of approximately $45 million and continue to operate the property subject to the terms and conditions of the lease. We have classified the assets as held for sale and recorded an impairment charge of $380 million, which includes $6 million related to selling costs, during the quarter ended September 30, 2019 as the carrying value was higher than fair value. See Note 2.
Adoption of New Lease Accounting Standard
On January 1, 2019, we adopted the new accounting standard Accounting Standards Update 2016-02, Leases (Topic 842), and all related amendments. See Note 7 for additional information and details on the effects of adopting the new standard.
Failed Sale-Leaseback Financing Obligations
As previously disclosed in our 2018 Annual Report, our leases with VICI Properties Inc. and/or its subsidiaries (collectively, “VICI”) were evaluated as a sale-leaseback of real estate, and we determined that these transactions did not qualify for sale-leaseback accounting. The amount recognized for depreciation expense and interest expense substantially exceeds our periodic rental payments, for most of our leases with VICI, as a result of the majority of the failed sale-leaseback obligations being initially recognized at an amount equal to the fair value of the leased properties when one of our subsidiaries emerged from bankruptcy. The table below presents the activity for the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Depreciation expense	$118	$125	$340	$375
Interest expense	225	222	673	654
Rental payments (1)	196	129	547	492
____________________

(1)
Reflects cash paid for interest and principal related to our failed sale-leaseback financing obligations. An additional $140 million and $171 million were accrued, but not paid, during the nine months ended September 30, 2019 and 2018, respectively.

Discussion of Operating Results

Analysis of Key Drivers of Consolidated Operating Results
The following represents the discussion and analysis of the results of operations and key metrics focusing on the key drivers of performance.
Consolidated Operating Results

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Net revenues	$2,236	$2,185	$51	2.3%	$6,573	$6,276	$297	4.7%
Income/(loss) from operations	(68)	232	(300)	*	441	639	(198)	(31.0)%
Interest expense	(341)	(341)	—	—%	(1,033)	(1,005)	(28)	(2.8)%
Other income/(loss)	27	109	(82)	(75.2)%	(412)	338	(750)	*
Net income/(loss)	(360)	111	(471)	*	(893)	106	(999)	*
Net income/(loss) attributable to Caesars	(359)	110	(469)	*	(891)	105	(996)	*
Adjusted EBITDA (1)	635	600	35	5.8%	1,822	1,741	81	4.7%
Operating margin (2)	(3.0)%	10.6%	—	(13.6) pts	6.7%	10.2%	—	(3.5) pts
____________________

*	Not meaningful.

(1)	See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this MD&A for a reconciliation of Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”).

(2)	Operating margin is calculated as income/(loss) from operations divided by net revenues.
Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues, rooms revenues, and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly affects our gaming volumes. Our food and beverage revenues are generated primarily from our buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service. Our other revenues are generated primarily from third-party real estate leasing arrangements at our properties, revenue from company-operated retail stores, revenue from parking, and revenue from our entertainment venues, including The High Roller observation wheel. Our remaining revenues are generated from revenue earned from our casino management service fees and reimbursed management costs charged to third parties.
Net Revenues - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Casino	$1,131	$1,102	$29	2.6%	$3,340	$3,147	$193	6.1%
Food and beverage	411	408	3	0.7%	1,216	1,182	34	2.9%
Rooms	409	395	14	3.5%	1,202	1,150	52	4.5%
Other revenue	217	213	4	1.9%	611	600	11	1.8%
Management fees	15	16	(1)	(6.3)%	45	46	(1)	(2.2)%
Reimbursed management costs	53	51	2	3.9%	159	151	8	5.3%
Net revenues	$2,236	$2,185	$51	2.3%	$6,573	$6,276	$297	4.7%
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
Retail Value of Complimentaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Food and beverage	$149	$146	$441	$438
Rooms	132	133	371	359
Other	31	16	84	46
Total complimentaries	$312	$295	$896	$843
Net Revenues - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Las Vegas	$973	$910	$63	6.9%	$2,930	$2,804	$126	4.5%
Other U.S.	1,119	1,125	(6)	(0.5)%	3,193	3,033	160	5.3%
All Other	144	150	(6)	(4.0)%	450	439	11	2.5%
Net revenues	$2,236	$2,185	$51	2.3%	$6,573	$6,276	$297	4.7%

Cash ADR (1)
Three Months Ended September 30, 2019 versus 2018	Nine Months Ended September 30, 2019 versus 2018
____________________

(1)	Cash average daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied.
Three Months Ended September 30, 2019 vs. 2018
Net revenue increased $51 million, or 2.3%, in 2019 compared with 2018 primarily due to the following:

•
Casino revenues increased $8 million in 2019 compared with 2018, excluding Centaur Holdings, LLC (“Centaur”), primarily due to a $43 million increase from higher gaming volumes and favorable hold in our Las Vegas segment. This increase was offset by a decrease of $29 million in the Other U.S. segment primarily due to increased competition and unfavorable hold in Atlantic City, increased competition and construction disruption from moving our casino from a boat to land in Southern Indiana and the closure of the Tunica Roadhouse property and a decrease of $6 million in our All Other segment from lower gaming volumes at our Caesars Entertainment UK (“CEUK”) properties.

•	Additional net revenue of $24 million in the Other U.S. segment associated with an extra half month of operations with the acquisition of Centaur on July 16, 2018.

•	Rooms revenues increased $14 million in 2019 compared with 2018 primarily due to an increase in occupancy rates and increased ADR from higher room prices in the Las Vegas region.

Nine Months Ended September 30, 2019 vs. 2018
Net revenue increased $297 million, or 4.7%, in 2019 compared with 2018 primarily due to the following:

•	Additional net revenue of $281 million associated with an extra six and a half months of operations with the acquisition of Centaur.

•	Rooms revenues increased $52 million in 2019 compared with 2018 primarily due to an increase in occupancy rates and increased ADR from higher resort fees during 2019 in the Las Vegas region.

•
Food and beverage revenues, excluding Centaur, increased $17 million in 2019 compared with 2018 primarily due to higher occupancy rates, newly opened food and beverage outlets in 2019 and increased revenues from venues opened in 2018 in the Las Vegas region.

•
Offsetting the increases was a decline in Casino revenues, excluding Centaur, of $64 million in 2019 compared with 2018 primarily due to a decrease of $107 million in our Other U.S. segment. The decrease was largely due to lower gaming volume and increased competition in Atlantic City and inclement weather across some of our properties, which resulted in prolonged closures at certain properties. An increase of $41 million in our Las Vegas segment from higher gaming volumes and favorable hold eased the decline in Casino revenues.

Analysis of Key Drivers of Income from Operations Performance
Income/(Loss) from Operations by Category - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Net revenues	$2,236	$2,185	$51	2.3%	$6,573	$6,276	$297	4.7%
Operating expenses
Casino	636	623	(13)	(2.1)%	1,887	1,750	(137)	(7.8)%
Food and beverage	283	281	(2)	(0.7)%	833	816	(17)	(2.1)%
Rooms	125	121	(4)	(3.3)%	364	355	(9)	(2.5)%
Property, general, administrative, and other	477	474	(3)	(0.6)%	1,404	1,357	(47)	(3.5)%
Reimbursable management costs	53	51	(2)	(3.9)%	159	151	(8)	(5.3)%
Depreciation and amortization	255	295	40	13.6%	743	843	100	11.9%
Impairment of tangible and other intangible assets	380	—	(380)	(100.0)%	430	—	(430)	(100.0)%
Corporate expense	62	79	17	21.5%	226	237	11	4.6%
Other operating costs	33	29	(4)	(13.8)%	86	128	42	32.8%
Total operating expenses	2,304	1,953	(351)	(18.0)%	6,132	5,637	(495)	(8.8)%
Income/(loss) from operations	$(68)	$232	$(300)	*	$441	$639	$(198)	(31.0)%

Income/(Loss) from Operations - Segment

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Las Vegas	$(155)	$141	$(296)	*	$336	$535	$(199)	(37.2)%
Other U.S.	194	172	22	12.8%	468	389	79	20.3%
All Other	(107)	(81)	(26)	(32.1)%	(363)	(285)	(78)	(27.4)%
Income/(loss) from operations	$(68)	$232	$(300)	*	$441	$639	$(198)	(31.0)%
Three Months Ended September 30, 2019 vs. 2018
Income/(loss) from operations decreased $300 million to a loss of $68 million in 2019 compared with income of $232 million in 2018 primarily due to the following:

•	An increase in operating expenses of $351 million in 2019 compared with 2018 primarily due to the following:

◦
Impairment of tangible and other intangible assets increased by $380 million due to the recognition of impairment charges in 2019 related to land and buildings at Rio as the carrying value was higher than the fair value, which was determined by a valuation based on comparable assets, and the allocated purchase price. See Note 2.

◦	$19 million of additional operating expenses in 2019 in the Other U.S. segment associated with an extra half month of operations of Centaur.

◦
The increases were partially offset by a decrease in depreciation and amortization of $43 million, excluding Centaur, primarily due to disposals of property and equipment and accelerated depreciation in the third quarter of 2018 related to certain renovation projects in the prior year.

•	The increase in operating expenses was partially offset by a $51 million increase in net revenues in 2019 compared with 2018, as explained above.
Nine Months Ended September 30, 2019 vs. 2018
Income from operations decreased $198 million, or 31.0%, in 2019 compared with 2018 primarily due to the following:

•	An increase in operating expenses of $495 million in 2019 compared with 2018 primarily due to the following:

◦
Impairment of tangible and other intangible assets increased by $430 million due to the recognition of impairment charges in 2019 related to land and buildings at Rio, described above, and gaming rights at our CEUK properties. Property, general, administrative, and other increased by $11 million, excluding Centaur, in 2019 due to higher costs in support of our technology infrastructure and expenses related to our sports partnerships (see Note 8).

◦	Higher operating expenses of $217 million resulting from our acquisition of Centaur in 2018.

◦
The increases were partially offset by a decrease of $125 million of depreciation and amortization, excluding Centaur, primarily due to disposals of property and equipment and accelerated depreciation related to renovation projects in 2018.

◦
The increases were also partially offset by a decrease of $42 million in Other operating costs primarily as a result of nonrecurring charges in 2018 of $27 million recognized for the termination of NV Energy utility contracts, $20 million in lease termination costs, and a $9 million loss on asset sales. These costs were partially offset by an increase in professional service costs related to the Merger of $22 million in 2019, slightly offset by acquisition costs related to Centaur of $13 million in 2018.

•	The increase in operating expenses was partially offset by a $297 million increase in net revenues in 2019 compared with 2018 as explained above.

Other Factors Affecting Net Income/(Loss)
Other Factors Affecting Net Income/(Loss) - Consolidated

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Interest expense	$(341)	$(341)	$—	—%	$(1,033)	$(1,005)	$(28)	(2.8)%
Other income/(loss)	27	109	(82)	(75.2)%	(412)	338	(750)	*
Income tax benefit	22	111	(89)	(80.2)%	111	134	(23)	(17.2)%
____________________

*	Not meaningful.
Interest Expense

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Failed sale-leasebacks	$225	$222	$(3)	(1.4)%	$673	$654	$(19)	(2.9)%
CEOC LLC Term Loan	14	16	2	12.5%	48	48	—	—%
Golf Course Use Agreement	3	3	—	—%	8	8	—	—%
CRC Term Loan	59	57	(2)	(3.5)%	180	164	(16)	(9.8)%
CRC Notes	26	25	(1)	(4.0)%	75	72	(3)	(4.2)%
CEC Convertible Notes	14	12	(2)	(16.7)%	42	40	(2)	(5.0)%
Other interest expense	—	6	6	100.0%	7	19	12	63.2%
Total interest expense	$341	$341	$—	—%	$1,033	$1,005	$(28)	(2.8)%
Interest expense remained consistent for the three months ended September 30, 2019 compared with the same period in 2018.
Interest expense increased $28 million, or 2.8%, for the nine months ended September 30, 2019 compared with the same period in 2018 primarily due to the following:

•
Failed sale-leaseback interest expense increased $19 million primarily as a result of the failed sale-leaseback financing obligations established for Octavius Tower at Caesars Palace and Harrah’s Philadelphia Casino and Racetrack, which were sold to VICI in the second half of 2018.

•	Increase in the floating London Interbank Offered Rate (“LIBOR”) contributed to the CRC Term Loan interest expense increase of $16 million.
Other Income/(Loss)
For the three and nine months ended September 30, 2018, other income primarily relates to a gain of $97 million and $282 million, respectively, due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a gain of $13 million and $39 million, respectively, due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims (see Note 6 for further details).
For the three and nine months ended September 30, 2019, Other income/(loss) primarily relates to a gain of $26 million and loss of $434 million, respectively, due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a gain of $1 million and loss of $14 million, respectively, due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims. For the nine months ended September 30, 2019, these losses were partially offset by other income of $16 million in insurance claim recoveries associated with Caesars Entertainment Operating Company Inc.’s emergence from bankruptcy and dividend and interest income of $4 million and $12 million related to investments for the three and nine months ended September 30, 2019, respectively.
Income Tax Benefit
For the three months ended September 30, 2019 and 2018, the income tax benefit was a benefit of $22 million and $111 million, respectively. For the nine months ended September 30, 2019 and 2018, the income tax benefit was a benefit of $111 million and $134 million, respectively. The income tax benefit for the three and nine months ended September 30, 2019 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted, nondeductible expenses and state deferred tax expense from the election to treat one of our subsidiaries as a corporation for federal and state income tax purposes. This election was effective January 1, 2019. The income tax benefit for the three and nine months ended September 30, 2018 differed from the expected federal tax rate of 21% primarily due to the deferred tax benefit from revisions to the estimated deferred tax balances as of December 31, 2017 as a result of the Tax Cuts and Jobs Act (the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) offset by losses not tax benefitted and nondeductible expenses. See Note 14 for additional information.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. Included in Adjusted EBITDA is property rent expense of $3 million and $9 million for the three and nine months ended September 30, 2019, respectively, related to certain land parcels leased from VICI.
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
Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income/(loss) attributable to Caesars	$(359)	$110	$(891)	$105
Net income/(loss) attributable to noncontrolling interests	(1)	1	(2)	1
Income tax benefit	(22)	(111)	(111)	(134)
Other (income)/loss (1)	(27)	(109)	412	(338)
Interest expense	341	341	1,033	1,005
Depreciation and amortization	255	295	743	843
Impairment of tangible and other intangible assets	380	—	430	—
Other operating costs (2)	33	29	86	128
Stock-based compensation expense	19	17	62	55
Other items (3)	16	27	60	76
Adjusted EBITDA	$635	$600	$1,822	$1,741
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

Segment Adjusted EBITDA (1)

	Three Months Ended September 30,		Fav/(Unfav)		Nine Months Ended September 30,		Fav/(Unfav)
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Las Vegas	$356	$307	$49	16.0%	$1,105	$1,011	$94	9.3%
Other U.S.	303	310	(7)	(2.3)%	805	784	21	2.7%
All Other	(24)	(17)	(7)	(41.2)%	(88)	(54)	(34)	(63.0)%
Adjusted EBITDA	$635	$600	$35	5.8%	$1,822	$1,741	$81	4.7%
____________________

(1)	See reconciliation of Net income/(loss) attributable to Caesars to Adjusted EBITDA by segment in Note 16.
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
Cash and cash equivalents as of September 30, 2019, as shown in the table below, includes amounts held by CRC and CEOC LLC, which are not readily available to CEC. Other primarily includes $140 million in cash at CEC (the parent holding company), $126 million related to insurance captives, and $64 million related to the casino resort project in Incheon, South Korea (see Note 2).
Summary of Cash and Revolver Capacity

	September 30, 2019
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$404	$479	$430	$1,313
Revolver capacity	1,000	200	—	1,200
Revolver capacity committed to letters of credit	(10)	(40)	—	(50)
Total	$1,394	$639	$430	$2,463
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
During the nine months ended September 30, 2019, our operating activities yielded consolidated operating cash inflows of $865 million, which is an increase of $173 million from the nine months ended September 30, 2018 primarily due to favorable changes in working capital. We believe that our cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations and our total estimated financing activities during the next 12 months. However, if needed, our existing cash and cash equivalents and our revolving credit facilities are available to further support operations during the next 12 months and the foreseeable future. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments.
During the nine months ended September 30, 2019, we paid $853 million in interest, which includes $313 million of interest associated with our debt and $540 million of interest related to our financing obligations and the Golf Course Use Agreement. Our capital expenditures were $618 million during the nine months ended September 30, 2019 in support of our ongoing property renovations and developments. See “Capital Spending and Development” below.
On September 13, 2019, we made a voluntary payment of $250 million toward the outstanding principal balance of our CEOC LLC Term Loan.

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
Debt and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $8.7 billion in face value of debt outstanding and $10.0 billion of failed sale-leaseback financing obligations as of September 30, 2019. As a result, a significant portion of our liquidity needs are for debt service, including significant interest and principal payments associated with our financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $176 million for the remainder of 2019 and $10.7 billion thereafter to maturity and our estimated financing obligations are $198 million for the remainder of 2019 and $37.3 billion thereafter to maturity.
Financing Activities as of September 30, 2019

	Remaining	Years Ended December 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Annual maturities of long-term debt	$16	$64	$64	$64	$64	$8,406	$8,678
Estimated interest payments	160	440	420	390	370	460	2,240
Total debt service payments (1)	176	504	484	454	434	8,866	10,918
Financing obligations - principal	5	23	26	28	33	8,462	8,577
Financing obligations - interest	193	777	788	799	814	25,556	28,927
Total financing obligation payments (2)	198	800	814	827	847	34,018	37,504
Total financing activities	$374	$1,304	$1,298	$1,281	$1,281	$42,884	$48,422
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
We are party to a joint venture referred to as the Korea JV that we consolidate into our financial statements. The purpose of the Korea JV is to develop, acquire, own and operate a resort casino in Incheon, South Korea. To finance construction of the project, the Korea JV may incur debt to supplement the equity capital contributed by us and our joint venture partner. This debt will, when incurred, be included on our Balance Sheets to the extent we continue to consolidate the joint venture. See Note 2.
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
Summary of Consolidated Capital Expenditures

	Nine Months Ended September 30,		Increase/ (Decrease)
(In millions)	2019	2018
Maintenance	$420	$296	$124
Development	198	46	152
Total capital expenditures	618	$342	$276

Included in capital expenditures:
Capitalized payroll costs	$9	$7
Capitalized interest	20	5
For the nine months ended September 30, 2019, capital expenditures were primarily related to hotel renovation projects at certain properties and a new convention center in Las Vegas (“CAESARS FORUM”).
Our projected capital expenditures for 2019 range from $740 million to $780 million. We expect to fund capital expenditures from cash flows generated by operating activities.
Our projected maintenance capital expenditures for 2019 range from $465 million to $485 million and include estimates for:

•	Hotel remodeling projects at Harrah’s Las Vegas, Paris Las Vegas, Harrah’s Atlantic City, and Horseshoe Southern Indiana; and

•	Information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
Our projected development capital expenditures for 2019 range from $275 million to $295 million and are primarily related to the development of CAESARS FORUM and Sportsbooks in various states.
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
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in MD&A of the 2018 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2019.
Recently Issued Accounting Standards
See Note 3 for discussions of the adoption and potential effects of recently issued accounting standards.

Contractual Obligations and Commitments
Material changes to our aggregate indebtedness, if any, are described in Note 9.
Except as described in Note 8, as of September 30, 2019, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2018 Annual Report.

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
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•
risks related to the Merger, including, but not limited to: (1) the inability to complete the Merger due to the failure to obtain stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger, including the receipt of all gaming and other regulatory approvals related to the Merger; (2) uncertainties as to the timing of the completion of the Merger and the ability of each party to complete the Merger; (3) disruption of our current plans and operations; (4) the inability to retain and hire key personnel; (5) competitive responses to the Merger; (6) termination fees and unexpected costs, charges or expenses resulting from the Merger; (7) the outcome of any legal proceedings instituted against us or our directors related to the Merger Agreement; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger; (9) the inability to obtain, or delays in obtaining, cost savings and synergies from the Merger; (10) delays, challenges and expenses associated with integrating the combined companies’ existing businesses and the indebtedness planned to be incurred in connection with the Merger; and (11) legislative, regulatory and economic developments;

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
Of our $8.7 billion face value of debt, as of September 30, 2019, we have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt, and $2.8 billion of debt remains subject to variable interest rates for the term of the agreement. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We do not purchase or hold any derivative financial instruments for trading purposes. See Note 6 for additional information.
There have been no other material changes to our market risk in 2019. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2018 Annual Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, as defined below, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, the “Exchange Act”) at September 30, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
There have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 5, 2019, a complaint was filed against Caesars and each member of the Caesars’ board of directors (the “Caesars Board”) in the United States District Court for the District of Delaware. The lawsuit, captioned Stein v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01656, alleges violations of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 244.100, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff seeks (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint, (ii) if the Merger is consummated, rescission of the Merger or rescissory damages and (iii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
On September 9, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board, Eldorado and Merger Sub in the United States District Court for the District of Delaware. The lawsuit, captioned Palkon v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01679, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars and/or Eldorado violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff seeks, among other things, (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
On September 11, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the District of New Jersey. The lawsuit, captioned Romaniuk v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-17871, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff seeks (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also seeks an award of costs and expenses incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
On September 12, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board and Eldorado in the United States District Court for the District of Delaware. The lawsuit, captioned Gershman v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01720, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to (i) disclose certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) disclose certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) obtain a proper valuation for Caesars. The plaintiff seeks (i) to enjoin the defendants from proceeding with filing an amendment to the Eldorado S-4 (as defined below) and consummating the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
On September 13, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board and Eldorado in the Eighth Judicial District Court for Clark County, Nevada. The lawsuit, captioned Cazer v. Caesars Entertainment Corp., et al., Civil Action No. A-19-801900-C, asserts claims for breach of fiduciary duties against the Caesars Board and aiding and abetting breach of fiduciary duties against Caesars in connection with the Merger. The complaint alleges, among other things, that the members of the Caesars Board breached their fiduciary duties, and Caesars aided and abetted such breaches of fiduciary duties, by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff seeks (i) to compel the defendants to exercise their fiduciary duties to Caesars stockholders in connection with the Merger in accordance with the information discussed in the complaint and (ii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
Also on September 13, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Biasi v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-08547, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 229.1015, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff seeks (i) to enjoin the defendants from proceeding with the special meeting of Caesars’ stockholders to, among other things, adopt the Merger Agreement and consummating the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs and expenses incurred in the action, including reasonable expert fees and attorneys’ fees.
On September 26, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Marathon Capital LLC v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-08971, alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff seeks (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also seeks an award of costs and expenses incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
On October 18, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York.  The lawsuit, captioned Yarbrough v. Caesars Entertainment Corp., et al., Case No. 1:19-cv-09650 (S.D.N.Y.), alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading definitive registration statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose material information regarding: (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction.  The plaintiff seeks: (i) to enjoin the shareholder vote on the Merger or consummation of the Merger; and (ii) rescission of the Merger, to the extent it closes.  The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
We believe the claims asserted in each of the above described complaints are without merit and intend to vigorously defend against them.

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
On June 24, 2019, we entered into the Merger Agreement with Eldorado and Merger Sub, pursuant to which Merger Sub will merge with and into Caesars with Caesars continuing as the surviving corporation and direct wholly owned subsidiary of Eldorado. The Merger Agreement was amended on August 15, 2019.
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
Upon completion of the Merger, holders of shares of Caesars Common Stock will become holders of shares of Eldorado Common Stock. Eldorado’s businesses differ from those of Caesars, and accordingly the results of operations of Eldorado will be affected by some factors that are different from those currently affecting the results of operations of Caesars. For a discussion of risk factors to consider in connection with Eldorado’s businesses, see Part I, Item 1A of Eldorado’s Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of Eldorado’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
Litigation against Caesars, Eldorado and/or the members of their respective boards of directors challenging the Merger could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
Stockholders of Caesars and/or Eldorado have filed, and may file, lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement naming Caesars, Eldorado and/or the members of their respective boards of directors as defendants. See Note 8. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay completion of the Merger in the expected timeframe, or may prevent the Merger from being completed at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the completion of the Merger and ongoing business activities, which could adversely affect the operation of our business.
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

•
following the Merger and the transactions contemplated by the Master Transaction Agreement, dated as of June 24, 2019, by and between Eldorado and VICI, the combined company and its subsidiaries will be required to pay a significant portion of their cash flow from operations to third parties pursuant to leasing and related arrangements;

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
In connection with the Merger Agreement and the Merger, Caesars and Eldorado have filed relevant materials with the SEC, including a Registration Statement on Form S-4 filed by Eldorado on September 3, 2019, amended by Eldorado on October 4, 2019 and declared effective by the SEC on October 11, 2019 (the “Eldorado S-4”), which contains the joint proxy statement/prospectus of Caesars and Eldorado. The definitive joint proxy statement/prospectus was first mailed to our stockholders on or about October 15, 2019. WE URGE OUR STOCKHOLDERS TO READ THESE MATERIALS, AND ANY OTHER RELEVANT MATERIALS THAT HAVE BEEN OR WILL BE FILED WITH THE SEC, BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER, INCLUDING, BUT NOT LIMITED TO, OTHER RISKS RELATING TO THE MERGER. The Eldorado S-4, the definitive joint proxy statement/prospectus and other relevant materials (when they become available), and any other documents filed by Caesars or Eldorado with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov. In addition, copies of the documents filed with the SEC by Caesars will be available free of charge on Caesars’ website at http://www.caesars.com.
For a discussion of additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

On November 1, 2019, Caesars Entertainment Corporation (“CEC” and, collectively with its subsidiaries where applicable, “Caesars”) informed Les Ottolenghi that his application to participate in Caesars’ Voluntary Severance Program (“VSP”), which was initiated in an effort towards greater operational efficiency, would be accepted. The program was offered to non-property, US-based corporate employees in management roles of a certain grade and above, excluding certain revenue focused departments.  Mr. Ottolenghi will resign from his position as Executive Vice President and Chief Information Officer, and from all other positions he held with the Company or its subsidiaries, effective November 15, 2019 (the “Separation Date”). Subject to entering into a Separation and General Release Agreement (the “Separation Agreement”) and Mr. Ottolenghi’s timely execution and non-revocation of a general release of claims, Mr. Ottolenghi is entitled to receive the following payments and benefits in accordance with the terms of the VSP: (i) eighteen (18)-months’ base salary; (ii) the continuation of the company’s portion of healthcare coverage until the eighteen (18)-month anniversary of the Separation Date; (iii) accelerated vesting of outstanding and unvested CEC restricted stock units as of the Separation Date that vest based solely on time; (iv) accelerated vesting at target level of outstanding and unvested CEC restricted stock units granted in 2019 that are subject to performance conditions; (iv) a pro rata bonus for fiscal year 2019 based on services through the Separation Date and actual performance; (v) accelerated vesting of his 2018 cash retention award in the amount of $900,000; and (vi) company-paid outplacement services. Mr. Ottolenghi’s restricted stock units granted during 2018 that vest in respect of performance conditions shall remain outstanding and will be paid out in accordance with the terms of the applicable award agreement and incentive plan. The Separation Agreement also requires Mr. Ottolenghi’s continued compliance with restrictive covenants, including the confidentiality, non-disparagement, non-competition and non-solicitation provisions included in Mr. Ottolenghi’s employment agreement with Caesars.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	—	8-K	—	2.1	6/25/2019

2.2	Amendment No. 1 to Agreement and Plan of Merger	—	8-K	—	2.1	8/16/2019

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	10-K	12/31/2011	3.7	3/15/2012

3.2	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	S-8	—	4.2	10/6/2017

3.3	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	S-8	—	4.3	10/6/2017

3.4	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	S-8	—	4.4	10/6/2017

3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	__	8-K	—	3.1	7/2/2019

3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	__	8-K	—	3.2	7/2/2019

3.7	Bylaws of Caesars Entertainment Corporation, dated March 28, 2019.	__	10-Q	3/31/2019	3.1	5/2/2019

**10.1	Purchase and Sale Agreement and Joint Escrow Instructions by and between Rio Properties, LLC and IC 3700 Flamingo Road Venture LLC, dated September 20, 2019.	X

**10.2	Form of Lease Agreement between IC 3700 Flamingo Road LLC and Rio Properties, LLC.	X

10.3	Guaranty by Caesars Resort Collection, LLC for the benefit of IC 3700 Flamingo Road Venture LLC, dated September 20, 2019.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herewith.
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

CAESARS ENTERTAINMENT CORPORATION

November 5, 2019	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer